Form 10-K
period 2016-12-31
KKR & Co. L.P.
filed 2017-02-24
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common units of the registrant held by non‑affiliates as of June 30, 2016, was approximately $5.4 billion. As of February 22, 2017, there were 452,723,038 Common Units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

KKR & CO. L.P.

FORM 10-K

For the Year Ended December 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of distributions on common or preferred units of KKR, the timing, manner and volume of repurchases of common units pursuant to a repurchase program, the announced transaction to combine KKR Prisma and Pacific Alternative Asset Management Company, LLC and the expected synergies from the acquisitions or strategic partnerships, may constitute forward-looking statements. Forward looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the benefits and anticipated synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Risk Factors" in this report. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

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

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP, if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within "Consolidated Financial Statements—Note 14. Segment Reporting" and later in this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Segment Operating and Performance Measures" and " — Segment Balance Sheet."

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

References to "our funds" or "our vehicles" refer to investment funds, vehicles and accounts advised, sponsored or managed by one or more subsidiaries of KKR including CLO and CMBS vehicles, unless the context requires otherwise. They do not include investment funds, vehicles or accounts of any hedge fund manager with which we have formed a strategic partnership where we have acquired a non-controlling interest.

Unless otherwise indicated, references in this report to our fully exchanged and diluted common units outstanding, or to our common units outstanding on a fully exchanged and diluted basis, reflect (i) actual common units outstanding, (ii) common units into which KKR Group Partnership Units not held by us are exchangeable pursuant to the terms of the exchange agreement described in this report, (iii) common units issuable in respect of exchangeable equity securities issued in connection with the acquisition of Avoca Capital ("Avoca"), and (iv) common units issuable pursuant to any equity awards actually granted from the KKR & Co. L.P. 2010 Equity Incentive Plan, which we refer to as our "Equity Incentive Plan," but do not reflect common units available for issuance pursuant to our Equity Incentive Plan for which equity awards have not yet been granted.

PART I

ITEM 1. BUSINESS

Overview

We are a leading global investment firm that manages investments across multiple asset classes including private equity, energy, infrastructure, real estate, growth equity, credit and hedge funds. We aim to generate attractive investment returns by following a patient and disciplined investment approach, employing world‑class people, and driving growth and value creation in the assets we manage. We invest our own capital alongside the capital we manage for fund investors and bring debt and equity investment opportunities to others through our capital markets business.
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 280 private equity investments in portfolio companies with a total transaction value in excess of $530 billion as of December 31, 2016. We have grown our firm by expanding our geographical presence and building businesses in areas, such as credit, special situations, hedge funds, collateralized loan obligations (“CLOs”), capital markets, infrastructure, energy, real estate and growth equity. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. These efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants, senior advisors and other advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of December 31, 2016, approximately 75% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.
Recent Developments
On February 6, 2017, KKR and Pacific Alternative Asset Management Company, LLC (“PAAMCO”) announced that they entered into a strategic transaction to create a new liquid alternatives investment firm by combining PAAMCO and KKR Prisma. Under the terms of the agreement, the entire businesses of both PAAMCO and KKR Prisma will be contributed to a newly formed company that will operate independently from KKR, and KKR will retain a 39.9% stake as a long-term strategic partner. This transaction is subject to the satisfaction of customary closing conditions, including the receipt of requisite regulatory approvals.
Beginning with the results for the quarter ending March 31, 2017, KKR intends to increase its regular quarterly distribution to holders of its common units from $0.16 to $0.17 per common unit per quarter. There can be no assurance that future distributions will be made as intended or at all.

On February 9, 2017, KKR announced that its Managing Partner's board of directors authorized an incremental $250 million to repurchase common units. This amount is in addition to the $41.2 million remaining as of February 9, 2017 under the current repurchase program, which was originally announced on October 27, 2015. Common units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise.
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
Though our operations span multiple continents and asset classes, our investment professionals are supported by an integrated infrastructure and operate under a common set of principles and business practices that are monitored by a variety of committees. The firm operates with a single culture that rewards investment discipline, creativity, determination, and patience and the sharing of information, resources, expertise, and best practices across offices and asset classes. When appropriate, we staff transactions across multiple offices and businesses in order to take advantage of the industry‑specific expertise of our investment professionals, and we hold regular meetings in which investment professionals throughout our offices share their knowledge and experiences. We believe that the ability to draw on the local cultural fluency of our investment professionals while maintaining a centralized and integrated global infrastructure distinguishes us from other investment firms and has been a substantial contributing factor to our ability to raise funds, invest internationally and expand our businesses.
Since our inception, one of our fundamental philosophies has been to align the interests of the firm and our principals with the interests of our fund investors, portfolio companies and other stakeholders. We achieve this by putting our own capital behind our ideas. As of December 31, 2016, we and our employees and other personnel have approximately $13.0 billion invested in or committed to our own funds and portfolio companies, including $7.5 billion funded from our balance sheet, $2.6 billion of additional commitments from our balance sheet to investment funds, $1.7 billion in personal investments and $1.2 billion of additional commitments from personal investments.
Our Segments

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and sponsor a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy, real estate and growth equity. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of December 31, 2016, the segment had $73.8 billion of AUM and FPAUM of $52.2 billion, consisting of $41.4 billion in private equity and growth equity and $10.8 billion in real assets (including infrastructure, energy and real estate) and other strategies. Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

(1)
For the years 2006 through 2008, assets under management are presented pro forma for the KPE Transaction, and therefore, exclude the net asset value of KPE and its former commitments to our investment funds. In 2015, our definition of AUM was amended to include capital commitments for which we are eligible to receive fees or carried interest upon deployment of capital and our pro-rata portion of the AUM managed by strategic partnerships in which we hold a minority ownership interest. AUM for all prior periods has been adjusted to include such changes.

The table below presents information as of December 31, 2016 relating to our current private equity, growth equity and real asset funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after December 31, 2016.

	Investment Period (1)		Amount ($ in millions)
	Commencement Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Markets

Private Equity and Growth Equity
Americas Fund XII	1/2017	1/2023	$12,877.9	$12,877.9	7.8%	$—	$—	$—	$—
Next Generation Technology Growth Fund	3/2016	3/2021	658.9	568.2	22.5%	90.7	—	90.7	102.6
European Fund IV (4)	12/2014	12/2020	3,430.3	2,257.3	5.8%	1,181.9	—	1,181.9	1,239.4
Asian Fund II (4)	4/2013	4/2019	5,825.0	2,789.3	1.3%	3,867.7	895.0	3,012.1	5,114.1
North America Fund XI (4)	9/2012	1/2017	8,718.4	1,844.5	2.9%	8,188.3	3,411.3	5,962.8	8,941.9
China Growth Fund	11/2010	11/2016	1,010.0	116.7	1.0%	893.3	347.9	694.2	920.3
E2 Investors (Annex Fund)	8/2009	11/2013	195.8	—	4.9%	195.8	195.7	18.1	6.9
European Fund III	3/2008	3/2014	6,108.3	781.0	4.7%	5,327.3	6,198.0	2,417.9	3,393.1
Asian Fund	7/2007	4/2013	3,983.3	105.6	2.5%	3,877.7	7,360.0	927.2	991.0
2006 Fund	9/2006	9/2012	17,642.2	387.2	2.1%	17,255.0	22,469.1	6,489.5	10,080.2
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,324.1	35.3	215.7
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	13,116.4	471.3	771.2
Total Private Equity and Growth Equity			72,200.9	21,727.7		52,628.5	62,317.5	21,301.0	31,776.4

Co-Investment Vehicles and Other (4)	Various	Various	8,178.6	3,554.0	Various	4,811.5	2,981.8	3,439.4	4,414.0

Total Private Equity and Growth Equity			80,379.5	25,281.7		57,440.0	65,299.3	24,740.4	36,190.4

Real Assets
Energy Income and Growth Fund	9/2013	9/2018	1,974.2	1,013.4	12.9%	960.8	206.4	828.2	769.9
Natural Resources Fund	Various	Various	887.4	2.9	Various	884.5	96.6	809.9	218.4
Global Energy Opportunities (4)	Various	Various	979.2	675.1	Various	342.4	57.1	230.0	233.4
Global Infrastructure Investors (4)	9/2011	10/2014	1,039.8	75.9	4.8%	994.9	649.7	649.4	771.5
Global Infrastructure Investors II (4)	10/2014	10/2020	3,023.6	2,091.2	4.1%	969.3	39.4	929.9	948.8
Real Estate Partners Americas (4)	5/2013	5/2017	1,229.1	674.6	16.3%	892.5	633.5	554.1	596.0
Real Estate Partners Europe (4)	9/2015	6/2020	688.2	593.0	9.1%	95.2	—	95.2	102.8
Co-Investment Vehicles and Other	Various	Various	1,674.9	538.8	Various	1,136.1	452.1	1,134.6	1,348.2

Real Assets			$11,496.4	$5,664.9		$6,275.7	$2,134.8	$5,231.3	$4,989.0

Unallocated Commitments			532.1	532.1	Various	—	—	—	—

Private Markets Total			$92,408.0	$31,478.7		$63,715.7	$67,434.1	$29,971.7	$41,179.4

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on December 31, 2016, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, with the limited partners’ investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

(4)	The “Invested” and “Realized” columns include the amounts of any realized investments that restored the unused capital commitments of the fund investors.

Performance

We take a long‑term approach to Private Markets investing and measure the success of our investments over a period of years rather than months. Given the duration of these investments, the firm focuses on realized multiples of invested capital and IRRs when deploying capital in these transactions. We have more than doubled the value of capital that we have invested in our Private Markets investment funds, turning $77.0 billion of capital into $158.2 billion of value from our inception in 1976 to December 31, 2016. Over this same period, the value of capital that we have invested in our Private Markets investment funds and that has been realized and partially realized has grown from $59.1 billion to $141.5 billion.

Amount Invested and Total Value for
Private Markets Investment Funds
As of December 31, 2016

From our inception in 1976 through December 31, 2016, our investment funds with at least 24 months of investment activity generated a cumulative gross IRR of 25.6%, compared to the 12.1% and 8.8% gross IRR achieved by the S&P 500 Index and MSCI World Index, respectively, over the same period, despite the cyclical and sometimes challenging environments in which we have operated. The S&P 500 Index and MSCI World Index are unmanaged indices and such returns assume reinvestment of distributions and do not reflect any fees or expenses. Our past performance, however, may not be representative of performance in any given period. For example, as of March 31, 2009, the date of the lowest aggregate valuation of our private equity funds during the 2008 and 2009 market downturn, the investments in certain of our private equity funds at the time were marked down to 67% of original cost. For additional information regarding impact of market conditions on the value and performance of our investments, see “Risk Factors-Risks Related to Our Business-Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition.” and “-Risks Related to the Assets We Manage-The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns on our common units.”
The tables below present information as of December 31, 2016 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments that have been disposed of or have otherwise generated disposition proceeds or current income including dividends that have been distributed by the relevant fund. This data does not reflect additional capital raised since December 31, 2016 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Multiple of Invested Capital (5)
($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	13,116.4	771.2	13,887.6	22.0%	16.0%	2.3
European Fund II (2005) (2)	5,750.8	5,750.8	8,324.1	215.7	8,539.8	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,255.0	22,469.1	10,080.2	32,549.3	11.4%	8.8%	1.9
Asian Fund (2007)	3,983.3	3,877.7	7,360.0	991.0	8,351.0	18.8%	13.6%	2.2
European Fund III (2008) (2)	6,108.3	5,327.3	6,198.0	3,393.1	9,591.1	15.9%	10.5%	1.8
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	195.7	6.9	202.6	1.0%	0.3%	1.0
China Growth Fund (2010)	1,010.0	893.3	347.9	920.3	1,268.2	14.2%	7.8%	1.4
Natural Resources Fund (2010)	887.4	884.5	96.6	218.4	315.0	(31.1)%	(33.6)%	0.4
Global Infrastructure Investors (2011) (2)	1,039.8	994.9	649.7	771.5	1,421.2	12.2%	10.6%	1.4
North America Fund XI (2012)	8,718.4	8,188.3	3,411.3	8,941.9	12,353.2	24.0%	18.1%	1.5
Asian Fund II (2013)	5,825.0	3,867.7	895.0	5,114.1	6,009.1	31.4%	21.9%	1.6
Real Estate Partners Americas (2013)	1,229.1	892.5	633.5	596.0	1,229.5	21.9%	16.2%	1.4
Energy Income and Growth Fund (2013)	1,974.2	960.8	206.4	769.9	976.3	(0.7)%	(4.9)%	1.0
Global Infrastructure Investors II (2014) (2)	3,023.6	969.3	39.4	948.8	988.2	2.6%	(2.3)%	1.0
European Fund IV (2015) (2) (3)	3,430.3	1,181.9	—	1,239.4	1,239.4	—	—	—
Real Estate Partners Europe (2015) (2) (3)	688.2	95.2	—	102.8	102.8	—	—	—
Next Generation Technology Growth Fund (2016) (3)	658.9	90.7	—	102.6	102.6	—	—	—
Americas Fund XII (2017) (3)	12,877.9	—	—	—	—	—	—	—
Subtotal - Included Funds	84,128.6	60,511.1	72,700.8	35,183.8	107,884.6	15.4%	11.3%	1.8

All Funds	$100,603.1	$76,985.6	$122,970.1	$35,183.8	$158,153.9	25.6%	18.8%	2.1

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Multiple of Invested Capital (5)
($ in millions)
Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	2.8
Millennium Fund (2002)	6,000.0	5,599.4	13,116.4	652.3	13,768.7	2.5
European Fund II (2005) (2)	5,750.8	5,245.4	8,324.1	215.7	8,539.8	1.6
2006 Fund (2006)	17,642.2	11,864.5	22,469.1	5,846.9	28,316.0	2.4
Asian Fund (2007)	3,983.3	3,072.1	7,360.0	438.3	7,798.3	2.5
European Fund III (2008) (2)	6,108.3	3,308.7	6,198.0	1,255.1	7,453.1	2.3
E2 Investors (Annex Fund) (2009) (2)	195.8	94.8	195.7	—	195.7	2.1
China Growth Fund (2010)	1,010.0	371.3	347.9	289.8	637.7	1.7
Natural Resources Fund (2010)	887.4	884.6	96.6	218.4	315.0	0.4
Global Infrastructure Investors (2011) (2)	1,039.8	974.6	649.7	718.6	1,368.3	1.4
North America Fund XI (2012)	8,718.4	4,213.5	3,411.3	4,675.0	8,086.3	1.9
Asian Fund II (2013)	5,825.0	1,812.2	895.0	2,630.9	3,525.9	1.9
Real Estate Partners Americas (2013)	1,229.1	688.3	633.5	372.3	1,005.8	1.5
Energy Income and Growth Fund (2013)	1,974.2	939.5	206.4	735.0	941.4	1.0
Global Infrastructure Investors II (2014) (2)	3,023.6	458.8	39.4	450.4	489.8	1.1
European Fund IV (2015) (2) (3) (4)	3,430.3	—	—	—	—	—
Real Estate Partners Europe (2015) (2) (3) (4)	688.2	—	—	—	—	—
Next Generation Technology Growth Fund (2016) (3) (4)	658.9	—	—	—	—	—
Americas Fund XII (2017) (3) (4)	12,877.9	—	—	—	—	—
Subtotal - Included Funds	84,128.6	42,613.1	72,700.8	18,498.7	91,199.5	2.1

All Realized/Partially Realized Investments	$100,603.1	$59,087.6	$122,970.1	$18,498.7	$141,468.8	2.4

(1)	These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, European Fund II, European Fund III, E2 Investors (Annex Fund), European Fund IV, Global Infrastructure Investors, Global Infrastructure Investors II and Real Estate Partners Europe include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million, €55.5 million, €1,626.1 million, €30.0 million, €243.8 million and €276.6 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on December 31, 2016 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to December 31, 2016. None of the European Fund IV, Real Estate Partners Europe, Americas Fund XII or Next Generation Technology Growth Fund have invested for at least 24 months as of December 31, 2016. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)
An investment is considered partially realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that made their first investment more recently than 24 months prior to December 31, 2016. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

KKR Private Markets funds may utilize third party financing facilities to provide liquidity to such funds. In such event IRRs are calculated from the time capital contributions are due from fund investors to the time fund investors receive a related distribution from the fund, and the use of such financing facilities generally decreases the amount of invested capital that would otherwise be used to calculate IRRs and multiples of invested capital, which tends to increase IRRs and multiples when fair value grows over time and decrease IRRs and multiples when fair value decreases over time.  KKR Private Markets funds also generally provide in certain circumstances, which vary depending on the relevant fund documents, for a portion of capital returned to investors to be restored to unused commitments as recycled capital. For KKR's Private Markets funds that have a preferred return, we take into account recycled capital in the calculation of IRRs and multiples of invested capital because the calculation of the preferred return includes the effect of recycled capital. For KKR's Private Markets funds that do not have a preferred return, we do not take recycled capital into account in the calculation of IRRs and multiples of invested capital. The inclusion of recycled capital generally causes invested and realized amounts to be higher and IRRs and multiples of invested capital to be lower than had recycled capital not been included.  The inclusion of recycled capital would reduce the composite net IRR of all Included Funds by 0.2% and the composite net IRR of all Legacy Funds by 0.5%, and would reduce the composite multiple of invested capital of Included Funds by less than 0.2 and the composite multiple of invested capital of Legacy Funds by 0.4.

For more information, see “Risk Factors-Risks Related to the Assets We Manage-The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns on our common units.”
Private Equity
We are a world leader in private equity, having raised 21 funds with approximately $91.8 billion of capital commitments through December 31, 2016. We invest in industry-leading franchises and attract world-class management teams. Our investment approach leverages our capital base, sourcing advantage, global network and industry knowledge. It also leverages a sizable team of operating consultants, who work exclusively with our investment professionals and portfolio company management teams and otherwise at our direction, as well as senior advisors and other advisors, many of whom are former chief executive officers and leaders of the business community.
Portfolio
The following chart presents information concerning the amount of capital invested by private equity funds by geography through December 31, 2016. We believe that this data illustrates the benefits of our business approach and our ability to source and invest in deals in multiple geographies.
Our current private equity portfolio consists of 119 companies with approximately $200 billion of annual revenues. These companies are headquartered in 21 countries and operate in 19 general industries which take advantage of our broad and deep industry and operating expertise. Many of these companies are leading franchises with global operations, strong management teams and attractive growth prospects, which we believe will provide benefits through a broad range of business conditions.

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
We believe that we have achieved a leading position in the private equity industry by applying a disciplined investment approach and by building strong partnerships with highly motivated management teams who put their own capital at risk. When making private equity investments, we seek out strong business franchises, attractive growth prospects, leading market positions, and the ability to generate attractive returns. In our private equity funds, we do not effect transactions that are “hostile", meaning a target company’s board of directors makes an unfavorable recommendation with respect to the transaction or publicly opposes the consummation of the transaction.
Sourcing and Selecting Investments
We have access to significant opportunities for making private equity investments as a result of our sizable capital base, global platform, and relationships with leading executives from major companies, commercial and investment banks, and other investment and advisory institutions. Members of our global network contact us with new investment opportunities, including a substantial number of exclusive investment opportunities and opportunities that are made available to only a limited number of other firms. We also proactively pursue business development strategies that are designed to generate deals internally based on the depth of our industry knowledge and our reputation as a leading financial sponsor.
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
Building Successful and Competitive Businesses
Portfolio management committees are responsible for working with our investment professionals from the date on which a private equity investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored. When investing in a private equity portfolio company, we partner with management teams to execute on our investment thesis, and we rigorously track performance through regular monitoring of detailed operational and financial metrics as well as appropriate environmental, social and governance issues. We have developed a global network of experienced managers and operating executives who assist the private equity portfolio companies in making operational improvements and achieving growth. We augment these resources with operational guidance from operating consultants at KKR Capstone, senior advisors, other advisors and investment teams, and with “100‑Day Plans” that focus the firm’s efforts and drive our strategies. We seek to emphasize efficient capital management, top‑line growth, R&D spending, geographical expansion, cost optimization, and investment for the long‑term.

Realizing Investments
We have developed substantial expertise for realizing private equity investments. From our inception through December 31, 2016, the firm has generated approximately $123.0 billion of cash proceeds from the sale of our private equity portfolio companies in initial public offerings and secondary offerings, dividends, and sales to strategic buyers. When exiting private equity investments, our objective is to structure the exit in a manner that optimizes returns for fund investors and, in the case of publicly traded companies, minimizes the impact that the exit has on the trading price of the company’s securities. We believe that our ability to successfully realize investments is attributable in part to the strength and discipline of our portfolio management committees and capital markets business, as well as the firm’s longstanding relationships with corporate buyers and members of the investment banking and investing communities.
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
Each private equity fund’s general partner is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund’s investments. Our newer private equity funds, the North America Fund XI, Asian Fund II, European Fund IV and Americas Fund XII have a performance hurdle which requires that we return 7%, compounded annually, to limited partners in the fund prior to receiving our 20% share of net profits realized by limited partners. Such performance hurdles are subject to a catch‑up allocation to the general partner after the hurdle has been reached. Our earlier private equity funds do not include a performance hurdle. The timing of receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, and is distributed to the general partner of a private equity fund only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments’ fair value. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a “netting hole.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity-Sources of Liquidity” for a discussion of netting holes. Net realized profit or loss is not netted between or among funds except for the Annex Fund. In addition, the agreements governing KKR’s private equity funds generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to fund investors at the end of the life of the fund. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Clawback Provision”, and “Risk Factors-The “clawback” provision in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors.”
We enter into management agreements with our private equity funds pursuant to which we receive management fees in exchange for providing the funds with management and other services. Gross management fees for our private equity funds generally range from 1% to 2% of committed capital during the fund’s investment period and is generally 0.75% to 1.25% of invested capital after the expiration of the fund’s investment period with subsequent reductions over time, which causes the fees to be reduced as investments are liquidated. In addition, in connection with the expiration of the investment period, a private equity fund may establish a reserve on its fund investors' capital commitments on which no fee is paid unless such capital is invested. These management fees are paid by private equity fund investors, who generally contribute capital to the fund in order to allow the fund to pay the fees to us. Our private equity funds generally require that management fees be returned to fund investors before a carried interest may be paid.
We also enter into monitoring agreements with our portfolio companies pursuant to which we receive periodic monitoring fees in exchange for providing them with management, consulting, and other services, and we typically receive transaction fees for providing portfolio companies with financial, advisory and other services in connection with specific transactions. Monitoring agreements may provide for a termination payment following an initial public offering or change of control, if certain criteria are satisfied. In some cases, we may be entitled to other fees that are paid by an investment target upon closing a transaction or when a potential investment is not consummated. Our newer private equity fund agreements typically require us to share 100% of any monitoring, transaction and other fees that are allocable to a fund (after reduction for expenses incurred allocable to a fund from unconsummated transactions) with fund investors.
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
Because private equity fund investors typically are unwilling to invest their capital in a fund unless the fund’s manager also invests its own capital in the fund’s investments, our private equity fund documents generally require the general partners of the funds to make minimum capital commitments to the funds. The amounts of these commitments, which are negotiated by fund investors, generally range from 2% to 8% of a fund’s total capital commitments at final closing, but may be greater for certain funds pursuing newer strategies. When investments are made, the general partner contributes capital to the fund based on its fund commitment percentage and acquires a capital interest in the investment that is not subject to a carried interest or management fees.
Private Equity and Other Investment Vehicles
Other Private Equity Products. We have offered significant co‑investment opportunities to both fund investors and other third parties. We have built out our capital markets and distribution capabilities and created new investment structures and products that allow us to syndicate a portion of the equity needed to finance acquisitions. These structures include co‑investment vehicles, which generally entitle the firm to receive management fees and/or a carried interest. In addition, we manage certain separately managed accounts in the form of separate investment vehicles based on terms that are separately negotiated with investors in those vehicles. We also offer multi‑strategy products, which invest in our funds, co‑investment vehicles and external funds.
Growth Equity. Building upon KKR's private equity investment strategy and our four decades of global private equity investing experience, we have sourced a number of smaller growth equity opportunities. Recently we launched growth related funds for technology, media and telecommunications ("TMT") and health care. Our first dedicated TMT growth fund, launched in 2016, pursues growth equity investment opportunities in the technology, media and telecommunications sector, primarily in the United States, Canada, Europe and Israel. The strategy seeks to invest in secular growth areas with structured downside protection and limited leverage and will seek to take on execution risk as opposed to fundamental technology risk. In 2016 we also launched our first dedicated heath care growth fund to pursue growth capital investment opportunities in the health care sector, primarily in the United States. Although the specific areas in which the strategy will focus may evolve over time, we currently expect to pursue opportunities in health care companies, where our thesis will be predicated primarily on commercializing and scaling products and/or services with unmet needs and market viability. As of December 31, 2016, we have received $1.0 billion of capital commitments to our TMT and health care growth equity strategies.
Real Assets
Energy
Our energy business aims to deliver current returns to fund investors through distributions generated by producing and selling oil and natural gas reserves and capital appreciation. The goal is to provide investors with exposure to commodity prices and optionality associated with future drilling and production. Our energy platform targets real asset investment opportunities across the upstream and midstream segments of the oil and gas industry. We have acquired and operated oil and natural gas properties in mature basins located primarily in the United States. In acquiring these properties, which are typically considered to be non‑core by their sellers, we seek to generate value through optimizing production, reducing operating costs, and optimizing commercial and marketing arrangements. In addition, we have completed investments in oil and gas drilling development transactions with operating companies and have also acquired mineral and royalty interests. We work closely with external teams of technical and operational experts to assist in the selection, evaluation and operation of investments. We invest in these energy strategies through the KKR Energy Income and Growth Fund. As of December 31, 2016, we have received $2.9 billion of capital commitments to our energy funds and $1.0 billion of capital commitments to this strategy through separately managed accounts.

Infrastructure
Our infrastructure strategy seeks to achieve returns including current income through the acquisition and operational improvement of assets important to the functioning of the economy. We believe that the global infrastructure market provides an opportunity for the firm’s private investment, operational improvement capabilities and stakeholder engagement. Through this strategy we have made investments in parking, alternative energy, district heating and contracted electricity generation, water and wastewater, locomotive transportation, midstream and telecommunications infrastructure. As of December 31, 2016, we had received $4.1 billion of capital commitments to our infrastructure funds and $1.1 billion of capital commitments to this strategy through separately managed accounts and co-investment vehicles.
Real Estate
Our real estate platform targets real estate opportunities primarily in the United States and Western Europe, although we have capabilities to invest in other areas of the world, and we have made investments in the Asia-Pacific region, including Australia and South Korea, including direct investments in real property, debt, special situations transactions and businesses with significant real estate holdings that can benefit from KKR’s operational expertise. We seek to partner with real estate owners, lenders, operators, and developers to provide flexible capital to respond to transaction specific needs, including the outright purchase or financing of existing assets or companies and the funding of future development or acquisition opportunities. Through this strategy, we have made real estate investments in residential and commercial assets. Our real estate credit platform provides capital solutions for complex real estate transactions with a focus on commercial mortgage-backed securities, whole loans and subordinated debt. We have also established investment platforms with strategic partners to invest in commercial real estate in Germany and the United States. As of December 31, 2016, we have received $3.3 billion of capital commitments through our real estate funds.
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

Public Markets

We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act of 1940, or the Investment Company Act, including business development companies or BDCs, and alternative investments funds or AIFs, which invest capital in (i) leveraged credit strategies, including leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies, including special situations strategy and private credit strategies such as private credit opportunities, direct lending and revolving credit investment strategies. The funds, accounts, registered investment companies, BDCs and CLOs in our leveraged credit and alternative credit strategies, including special situations and private credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC‑registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, regulated by the Central Bank of Ireland, and KKR Credit Advisors (UK) LLP, regulated by the United Kingdom Financial Conduct Authority, or FCA. Our Public Markets segment also includes our hedge funds business. Through our hedge fund business we offer a variety of investment strategies including customized hedge fund portfolios, hedge fund-of-fund solutions and direct hedge funds that are managed by Prisma Capital Partners LP (KKR Prisma or Prisma), an SEC‑registered investment adviser. KKR Prisma also provides hedge fund advisory services to institutional investors. On February 6, 2017, KKR and PAAMCO announced that they entered into a strategic transaction to create a new liquid alternatives investment firm by combining PAAMCO and KKR Prisma. See "Recent Developments." In addition, our hedge fund business includes strategic partnerships consisting of minority stakes in other hedge fund managers.
We intend to continue to grow the Public Markets business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

As of December 31, 2016, this segment had $55.7 billion of AUM, comprised of $18.8 billion of assets managed in our leveraged credit strategies, $7.0 billion of assets managed in our special situations strategies, $8.9 billion of assets managed in our private credit strategies, $20.0 billion of assets managed through our hedge fund business and $1.0 billion of assets managed in other strategies. Our private credit investments include $2.4 billion of assets managed in our mezzanine or private credit opportunities strategy, $5.9 billion of assets managed in our direct lending strategy and $0.6 billion of assets managed in our revolving credit strategy. The following chart presents the growth in the AUM of our Public Markets segment from the commencement of its operations in August 2004 through December 31, 2016.

(1)
For years 2006 through 2008, assets under management are presented pro forma for the KPE Transaction and, therefore, exclude the net asset value of KPE and its former commitments to our investment funds. Assets under management of KKR Prisma and Avoca are included in the years on and after the completion of the respective acquisitions.

(2)
In 2015 our definition of AUM was amended to include (i) KKR's pro-rata portion of AUM managed by other hedge fund managers in which KKR holds a minority stake and (ii) capital commitments for which we are eligible to receive fees or carried interest upon deployment of capital. AUM for all prior periods has been adjusted to include such changes.

Credit
Performance
We generally review our performance in our credit business by investment strategy. Our leveraged credit strategies principally invest in leveraged loans and high yield bonds, or a combination of both. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to December 31, 2016. Past performance is no guarantee of future results.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	8.34%	7.69%	65% S&P/ LSTA, 35% BoAML HY Master II Index (2)	6.52%
Opportunistic Credit (3)	May 2008	13.28%	11.16%	BoAML HY Master II Index (3)	8.12%
Bank Loans	Apr 2011	5.54%	4.91%	S&P/ LSTA Loan Index (4)	4.27%
High Yield	Apr 2011	6.77%	6.19%	BoAML HY Master II Index (5)	6.45%
Bank Loans Conservative	Apr 2011	4.99%	4.36%	S&P/ LSTA BB-B Loan Index (6)	4.31%
European Leveraged Loans (7)	Sep 2009	5.83%	5.31%	CS Inst West European Leveraged Loan Index (8)	5.01%
High Yield Conservative	Apr 2011	6.42%	5.85%	BoAML HY BB-B Constrained	6.41%
European Credit Opportunities (7)	Sept 2007	5.69%	4.78%	S&P LSTA European Leveraged Loans (All Loans)	4.42%

(1)
The Benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the “S&P/LSTA Loan Index”), S&P/LSTA U.S. B/BB Ratings Loan Index (the '"S&P/ LSTA BB-B Loan Index"), the Bank of America Merrill Lynch High Yield Master II Index (the “BoAML HY Master II Index”), the BofA Merrill Lynch BB-B US High Yield Index (the “BoAML HY BB-B Constrained"), the Credit Suisse Institutional Western European Leveraged Loan Index (the “CS Inst European Leveraged Loan Index"), and S&P LSTA European Leveraged Loans (All Loans). The S&P/LSTA Loan Index is a daily tradable index for the U.S. loan market that seeks to mirror the market-weighted performance of the largest institutional loans that meet certain criteria. The S&P/ LSTA BB-B Loan Index is comprised of loans in the S&P/LSTA Loan Index, whose rating is BB+, BB, BB-, B+, B or B-. The BoAML HY Master II Index is an index for high yield corporate bonds. It is designed to measure the broad high yield market, including lower-rated securities. The BOAML HY BB-B Constrained is a subset of the BoAML HY Master II Index including all securities rated BB1 through B3, inclusive. The CS Inst European Leveraged Loan Index contains only institutional loan facilities priced above 90, excluding TL and TLa facilities and loans rated CC, C or are in default. The S&P European Leveraged Loan Index reflects the market-weighted performance of institutional leveraged loan portfolios investing in European credits. While the returns of these strategies reflect the reinvestment of income and dividends, none of the indices presented in the chart above reflect such reinvestment, which has the effect of increasing the reported relative performance of these strategies as compared to the indices. Furthermore, these indices are not subject to management fees, incentive allocations or expenses.

(2)
Performance is based on a blended composite of Bank Loans Plus High Yield strategy accounts. The Benchmark used for purposes of comparison for the Bank Loans Plus High Yield strategy is based on 65% S&P/LSTA Loan Index and 35% BoAML HY Master II Index.

(3)
The Opportunistic Credit strategy invests in high yield securities and corporate loans with no preset allocation. The Benchmark used for purposes of comparison for the Opportunistic Credit strategy presented herein is based on the BoAML HY Master II Index. Funds within this strategy may utilize third party financing facilities to enhance investment returns. In cases where financing facilities are used, the amounts drawn on the facility are deducted from the assets of the fund in the calculation of net asset value, which tends to increase returns when net asset value grows over time and decrease returns when net asset value decreases over time.

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

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to December 31, 2016. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. Past performance is no guarantee of future results.

Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Special Situations Fund	Dec-12	$2,274.3	$2,165.2	$542.2	$2,003.6	$2,545.8	7.1%	4.8%	1.2
Special Situations Fund II	Dec-14	3,363.6	1,090.6	15.7	922.9	938.6	(15.8)%	(19.2)%	0.9
Mezzanine Partners	Mar-10	1,022.8	886.1	753.5	443.9	1,197.4	12.0%	8.0%	1.4
Private Credit Opportunities Partners II	Dec-15	548.1	—	—	9.9	9.9	N/A	N/A	N/A
Lending Partners	Dec-11	460.2	405.3	244.6	267.0	511.6	8.3%	7.3%	1.3
Lending Partners II	Jun-14	1,335.9	848.2	120.0	917.4	1,037.4	16.4%	13.9%	1.2
Lending Partners Europe	Mar-15	847.6	169.5	13.0	185.7	198.7	N/A	N/A	N/A
Revolving Credit Partners	May-15	510.0	—	16.1	(13.1)	3.0	N/A	N/A	N/A
All Funds		$10,362.5	$5,564.9	$1,705.1	$4,737.3	$6,442.4

(1)     Recycled capital is excluded from the amounts invested and realized.

(2)     These credit funds utilize third party financing facilities to provide liquidity to such funds, and in such event IRRs are calculated from the time capital contributions are due from fund investors to the time fund investors receive a related distribution from the fund. The use of such financing facilities generally decreases the amount of invested capital that would otherwise be used to calculate IRRs, which tends to increase IRRs when fair value grows over time and decrease IRRs when fair value decreases over time. IRRs measure the aggregate annual compounded returns generated by a fund’s investments over a holding period and are calculated taking into account recycled capital. Net IRRs presented are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees.  Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees.

(3)     The multiples of invested capital measure the aggregate value generated by a fund’s investments in absolute terms. Each multiple of invested capital is calculated by adding together the total realized and unrealized values of a fund’s investments and dividing by the total amount of capital invested by the investors. The use of financing facilities generally decreases the amount of invested capital that would otherwise be used to calculate multiples of invested capital, which tends to increase multiples when fair value grows over time and decrease multiples when fair value decreases over time. Such amounts do not give effect to the allocation of any realized and unrealized returns on a fund’s investments to the fund’s general partner pursuant to a carried interest or the payment of any applicable management fees and are calculated without taking into account recycled capital.

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
Investment Approach
Our approach to making investments focuses on creating investment portfolios that seek to generate attractive risk‑adjusted returns by selecting investments that may be made at attractive prices, subjecting investments to regular monitoring and oversight, and, for more liquid investments, making buy and sell decisions based on price targets and relative value parameters. The firm employs both “top-down” and “bottom-up” analyses when making investments. Our top-down analysis involves, as appropriate, a macro analysis of relative asset valuations, long‑term industry trends, business cycles, regulatory trends, interest rate expectations, credit fundamentals and technical factors to target specific industry sectors and asset classes in which to invest. From a bottom‑up perspective, our investment decision is predicated on an investment thesis that is developed using our proprietary resources and knowledge and due diligence.
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
Credit Strategies
Our credit business pursues investments in leveraged credit strategies, such as leveraged loans and high yield bonds, and alternative credit strategies, such as special situations, mezzanine or private credit opportunities, direct lending and revolving credit. We pursue these investments across a range of vehicles, including investment funds and separately managed accounts, for which we receive a fee and in certain cases an incentive fee or carried interest.
We also manage structured credit vehicles in the form of collateralized loan obligation transactions, or CLOs, that hold leveraged loans, high-yield bonds or a combination of both. CLOs are typically structured as special purpose investment vehicles which acquire, monitor and, to varying degrees, manage a pool of credit assets. The CLOs generally serve as long term financing for leveraged credit investments and as a way to minimize refinancing risk, minimize maturity risk and secure a fixed cost of funds over an underlying market interest rate. We may receive a fee for managing certain CLOs.
We also serve as the registered investment adviser or sub-adviser to registered investment companies. The management fees we are paid for managing registered investment companies are generally subject to contractual rights that require their board of directors to provide prior notice (or, in the case of the business development company, or BDC, we manage, the investment adviser) in order to terminate our investment management services.
Leveraged Credit. Our leveraged credit strategies are principally directed at investing in leveraged loans, high-yield bonds or a combination of both. Our opportunistic credit strategy seeks to deploy capital across investment themes that take advantage of credit market dislocations, spanning asset types and liquidity profiles. We had AUM of $18.8 billion in this strategy as of December 31, 2016.
Alternative Credit. Our alternative credit strategies consist of special situations and private credit strategies.
Special Situations. We seek to make opportunistic investments largely in distressed companies through our special situations investment strategy. These investments include, distressed investments (including post‑ restructuring equity), control‑oriented opportunities, rescue financing (debt or equity investments made to address covenant, maturity or liquidity issues), debtor-in-possession or exit financing, and other event-driven investments in debt or equity. We had AUM of $7.0 billion in this strategy as of December 31, 2016.
Private Credit. Our private credit strategies seek to leverage the knowledge and relationships developed in the leveraged credit business. These strategies include direct lending, private credit opportunities and revolving credit strategies.
Direct Lending. We seek to make investments in proprietarily sourced primarily senior debt financings for middle-market companies through our direct lending strategy. We had AUM of $5.9 billion in this strategy as of December 31, 2016.

Private Credit Opportunities. Through this strategy, we seek to make mezzanine investments in directly sourced third-party mezzanine and mezzanine-like transactions and also seek asset-based credit opportunities across financial and hard assets. These investments often consist of mezzanine debt, which generates a current yield, coupled with marginal equity exposure with additional upside potential. We had AUM of $2.4 billion in this strategy as of December 31, 2016.
Revolving Credit. Our revolving credit strategy invests in senior secured revolving credit facilities and had AUM of $0.6 billion in this strategy as of December 31, 2016.
Hedge Funds
Overview
Our hedge fund business is comprised of customized hedge fund portfolios, hedge fund-of-fund solutions and direct hedge funds managed by KKR Prisma and minority stakes in other hedge fund managers. Within our hedge funds business, as of December 31, 2016, KKR Prisma managed $9.9 billion of AUM and our strategic partnerships with other hedge fund managers accounted for $10.1 billion of AUM.
On February 6, 2017, KKR and PAAMCO announced that they entered into a strategic transaction to create a new liquid alternatives investment firm by combining PAAMCO and KKR Prisma. See "Recent Developments."
KKR Prisma
KKR Prisma constructs and manages customized hedge fund portfolios, primarily in the form of hedge fund-of-funds vehicles, and direct hedge funds. It seeks to deliver superior performance by utilizing portfolio construction techniques and an integrated, quantitative approach to risk management. In managing customized hedge fund portfolios, KKR Prisma takes a specialist approach by seeking leading niche hedge fund managers in various alternative investment strategies. Various strategies are offered to investors, including moderate and low-volatility, equity, credit and opportunistic, in both commingled and separate account portfolios. For the period beginning in June 2004 through December 31, 2016, our low volatility strategy, which consists of the majority of our hedge fund-of-funds AUM and FPAUM, generated a gross annualized return of 6.4%. In its direct hedge fund strategies, KKR Prisma aims to construct portfolios with concentrated holdings or themes sourced from a subset of third-party hedge fund managers or by leveraging KKR's internal expertise across industries, especially in credit. KKR Prisma also provides hedge fund advisory services to institutional investors.
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

Public Markets Vehicle Structures
The table below presents information as of December 31, 2016, based on the investment funds, vehicles or accounts offered by our Public Markets segment.  Our funds, vehicles and accounts have been sorted based upon their primary investment strategies.  However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which is permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$8,453	$7,829	0.35%-1.50%	Various (1)	Various (1)	Subject to redemptions
CLO’s	8,943	8,943	0.40%-0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	17,396	16,772

Alternative Credit: (3)
Special Situations	7,937	5,011	0.90%-1.75% (4)	10.00-20.00%	8.00-12.00%	8-15 Years (2)
Private Credit	6,027	3,559	0.50%-1.50%	10.00-20.00%	5.00-8.00%	8-15 Years (2)
Total Alternative Credit	13,964	8,570

Hedge Funds (5)	20,020	19,567	0.50%-2.00%	Various (1)	Various (1)	Subject to redemptions
Business Development Companies (6)	4,360	4,360	1.00%	10.00%	7.00%	7 years
Total	$55,740	$49,269

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

(2)
Duration of capital is measured from inception. Inception dates for CLOs were between 2005 and 2016 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2016.

(3)	Our alternative credit funds generally have investment periods of 3 to 5 years and our newer alternative credit funds generally earn fees on invested capital during the investment period.

(4)	Lower fees on uninvested capital in certain vehicles.

(5)	Hedge Funds include KKR's hedge fund solutions platform and KKR's pro-rata portion of AUM and FPAUM of strategic partnerships, which consist of minority stakes in other hedge fund managers.

(6)
Consists of Corporate Capital Trust (CCT) and Corporate Capital Trust II, which are BDCs sub-advised by KKR. These vehicles invest in both leveraged credit and private credit strategies. On or before December 2018, the CCT Board of Directors is required to consider liquidity options for shareholders which could have a range of outcomes from a public listing to asset liquidation which could affect our AUM and FPAUM.  This vehicle invests in both leveraged credit and private credit strategies.

Capital Markets

Our Capital Markets segment is comprised primarily of our global capital markets business. Our capital markets business supports our firm, our portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When we underwrite an offering of securities or a loan on a firm commitment basis, we commit to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When we act in an agency capacity, we generate revenue for arranging financing or placing securities or debt with capital markets investors. We may also provide issuers with capital markets advice on security selection, access to markets, marketing considerations, securities pricing, and other aspects of capital markets transactions in exchange for a fee. KKR Capital Markets LLC is an SEC-registered broker-dealer and a FINRA member, and we are also registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. Our third party capital markets activities are generally carried out through MCS Capital Markets LLC, and non-bank financial companies, or NBFCs, in India.

Client & Partner Group
We have a Client & Partner Group that is responsible for raising capital for us globally across all products, expanding our client relationships across asset classes and across types of fund investors, developing products to meet our clients’ needs, and servicing existing fund investors and products. We also provide fundraising services to fund managers in whom we have invested through our stakes business. As of December 31, 2016, we had over 80 executives and professionals dedicated to our Client & Partner Group.
As of December 31, 2016, we had 996 investors in funds across all our strategies, which reflect the addition of over 120 investors during the year. On average, a fund investor is invested in approximately 1.7 of our products as of December 31, 2016. The following charts detail our investor base by type and geography as of December 31, 2016.
_________________________

(1)
Based on the AUM of our Private Markets investment funds, Private Markets co‑investment vehicles, and Public Markets separately managed accounts and investment funds. These charts exclude general partner commitments, assets managed through CLOs, and assets managed by other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than a 50% ownership interest. Allocations are assigned to a type or geographic region according to subscriptions received from a limited partner.

Principal Activities

Through our Principal Activities segment, we manage the firm’s own assets on our balance sheet and deploy capital to support and grow our businesses. Our Principal Activities segment uses our balance sheet assets to support our investment management and capital markets businesses. Typically, the funds in our Private Markets and Public Markets businesses contractually require us, as general partner of the funds, to make sizable capital commitments from time to time. We believe our general partner commitments are indicative of the conviction we have in a given fund’s strategy, which assists us in raising new funds from limited partners. We also use our balance sheet to acquire investments in order to help establish a track record for fundraising purposes in new strategies. We may also use our own capital to seed investments for new funds, to bridge capital selectively for our funds’ investments or finance strategic acquisitions and partnerships, although the financial results of an acquired business or strategic partnership may be reported in our other segments.

Our Principal Activities segment also provides the required capital to fund the various commitments of our Capital Markets business when underwriting or syndicating securities, or when providing term loan commitments for transactions involving our portfolio companies and for third parties. Our Principal Activities segment also holds assets that may be utilized to satisfy regulatory requirements for our Capital Markets business and risk retention requirements for our CLO business.

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

The chart below presents the holdings of our Principal Activities segment by asset class as of December 31, 2016.

(1) General partner commitments in our funds are included in the various asset classes shown above. Assets and revenues of other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than 50% ownership interest are not included in our Principal Activities segment but are reported in the financial results of our other segments. Private Equity and Other Equity includes KKR private equity funds, co-investments alongside such KKR sponsored private equity funds and other opportunistic investments. However, equity investments in other asset classes, such as real estate, special situations and energy appear in these other asset classes.  Other Credit consists of liquid credit and specialty finance strategies.

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
There are numerous funds focused on private equity, real assets, growth equity, credit and hedge fund strategies that compete for investor capital. Fund managers have also increasingly adopted investment strategies outside of their traditional focus. For example, funds focused on credit and equity strategies have become active in taking control positions in companies, while private equity funds have acquired minority equity or debt positions in publicly listed companies. This convergence could heighten competition for investments. Furthermore, as institutional fund investors increasingly consolidate their relationships for multiple investment products with a few investment firms, competition for capital from such institutional fund investors may become more acute.
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
We expect to compete as a capital markets business primarily with investment banks and independent broker‑dealers in the North America, Europe, Asia‑ Pacific and the Middle East. We principally focus our capital markets activities on the firm, our portfolio companies and fund investors, but we also seek to service other third parties. While we generally target customers with whom we have existing relationships, those customers may have similar relationships with the firm’s competitors, many of whom will have access to competing securities transactions, greater financial, technical or marketing resources or more established reputations than us. The limited operating history of our capital markets business could make it difficult for us to compete with established investment banks or broker‑dealers, participate in capital markets transactions of issuers or successfully grow the firm’s capital markets business over time.
Competition is also intense for the attraction and retention of qualified employees and consultants. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and consultants and retain and motivate our existing employees and consultants.
Employees, Consultants and Advisors
As of December 31, 2016, we employed approximately 1,200 people worldwide:

Investment Professionals	368
Other Professionals	554
Support Staff	256
Total Employees (1)	1,178

(1)    Does not include operating consultants and other consultants who provide services to us or our funds.
Investment Professionals
Our 368 investment professionals come from diverse backgrounds in private equity, real assets, credit, hedge funds and other asset classes and include executives with operations, strategic consulting, risk management, liability management and finance experience. As a group, these professionals provide us with a strong global team for identifying attractive investment opportunities, creating value, and generating superior returns.
Other Professionals
Our 554 other professionals come from diverse backgrounds in capital markets, economics, capital raising, client services, public affairs, finance, tax, legal, compliance, human resources, and information technology. As a group, these professionals provide us with a strong team for overseeing investments and performing capital markets activities, servicing our existing fund investors and creating relationships with new fund investors globally. Additionally, a majority of these other professionals are responsible for supporting the global infrastructure of KKR.
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
Senior Advisors and Other Advisors
To complement the expertise of our investment professionals, we have a team of senior advisors and other advisors. While not KKR employees, they provide us with additional operational and strategic insights. The responsibilities of senior advisors and other advisors include serving on the boards of our portfolio companies, helping us source and evaluate individual investment opportunities and assisting portfolio companies with operational matters. These individuals include current and former chief executive officers, chief financial officers and chairmen of major corporations and leading positions of public agencies worldwide.

Organizational Structure

The following simplified diagram illustrates our organizational structure as of December 31, 2016, unless otherwise noted. Certain entities depicted below may be held through intervening entities not shown in the diagram.

KKR Management LLC(1)
Majority Independent Directors
Public Unitholders(3)
GP (No Economics)
KKR Holdings L.P.(2)
Certain KKR Employees and Others
LP
KKR & Co. L.P. (NYSE:KKR)
Special Non-economic Voting Units(4)
100%
KKR Management Holdings Corp.(8)
KKR Group Finance Co. LLC(5)
KKR Group Finance Co. II LLC (6)
KKR Group Finance Co. III LLC(7)
GP
LP
GP
LP
Group Partnerships
KKR Management Holdings L.P.(8)
KKR Fund Holdings L.P. (8)
KKR International Holdings L.P. (8)
Management Companies, Capital Markets, General Partners of Credit & Certain Other Vehicles(9)(10)
Principal Assets
General Partners of Private Equity, Real Assets and Other Vehicles and Management Company(9)(10)
KFN

(1)
KKR Management LLC serves as the general partner of KKR & Co. L.P., which is governed by a Board of Directors consisting of a majority of independent directors. KKR Management LLC does not hold any economic interests in KKR & Co. L.P. and is owned by senior KKR employees.

(2)
KKR Holdings is the holding vehicle through which certain of our current and former employees and other persons indirectly own their interest in KKR. KKR Group Partnership Units that are held by KKR Holdings are exchangeable for our common units on an one‑for‑one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications and compliance with applicable vesting and transfer restrictions. As limited partner interests, these KKR Group Partnership Units are non‑voting and do not entitle KKR Holdings to participate in the management of our business and affairs. As of December 31, 2016, KKR Holdings had a 43.9% interest in our business indirectly through its limited partner interests in the KKR Group Partnerships.

(3)	Includes holders of 13,800,000 units of our 6.75% Series A Preferred Units issued on March 17, 2016, 6,200,000 units of our 6.50% Series B Preferred Units issued on June 20, 2016 and our common units.

(4)
KKR Holdings holds special non-economic voting units in our partnership that entitle it to cast, with respect to those limited matters that may be submitted to a vote of our unitholders, a number of votes equal to the number of KKR Group Partnership Units that it holds from time to time.

(5)
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

(8)
Because the income of KKR Management Holdings L.P. is likely to be primarily non‑qualifying income for purposes of the qualifying income exception to the publicly traded partnership rules, we formed KKR Management Holdings Corp., which is subject to taxation as a corporation for U.S. federal income tax purposes, to hold our KKR Group Partnership Units in KKR Management Holdings L.P. Accordingly, our allocable share of the taxable income of KKR Management Holdings L.P. will be subject to taxation at a corporate rate. KKR Management Holdings L.P., which is treated as a partnership for U.S. federal income tax purposes, was formed to hold interests in our fee generating businesses and other assets that may not generate qualifying income for purposes of the qualifying income exception to the publicly traded partnership rules. KKR Fund Holdings L.P., which is also treated as a partnership for U.S. federal income tax purposes, was formed to hold interests in our businesses and assets that will generate qualifying income for purposes of the qualifying income exception to the publicly traded partnership rules. KKR International Holdings L.P. was formed generally to hold certain non‑U.S. assets that may generate non-qualifying income under the U.S. federal income tax laws applicable to publicly traded partnerships. As of February 22, 2017, KKR International Holdings L.P. holds no assets.

(9)
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

(10)
40% of the carried interest earned from our investment funds is allocated to a carry pool, from which carried interest is allocable to our employees and selected other individuals. No carried interest has been allocated with respect to co-investments acquired from KPE in the KPE Transaction. Our carry pool is supplemented by allocating for compensation 40% of certain other performance-based income.

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
Regulation as a Broker-Dealer
KKR Capital Markets LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC under the Exchange Act and in all 50 U.S. States and U.S. territories and is a member of the Financial Industry Regulatory Authority, or FINRA. MCS Capital Markets LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC under the Exchange Act and in 35 U.S. States. As registered broker‑dealers, KKR Capital Markets LLC and MCS Capital Markets LLC are subject to periodic SEC and FINRA examinations and reviews. A broker-dealer is subject to legal requirements covering all aspects of its securities business, including sales and trading practices, public and private securities offerings, use and safekeeping of customers’ funds and securities, capital structure, record-keeping and retention and the conduct and qualifications of directors, officers, employees and other associated persons. These requirements include the SEC’s “uniform net capital rule,” which specifies the minimum level of net capital that a broker‑dealer must maintain, requires a significant part of the broker-dealer’s assets to be kept in relatively liquid form, imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing its capital and subjects any distributions or withdrawals of capital by a broker-dealer to notice requirements. These and other requirements also include rules that limit a broker-dealer’s ratio of subordinated debt to equity in its regulatory capital composition, constrain a broker-dealer’s ability to expand its business under certain circumstances and impose additional requirements when the broker-dealer participates in securities offerings of affiliated entities. Violations of these requirements may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies.
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
KKR Capital Markets Limited has permission to engage in a number of regulated activities regulated under FSMA, including dealing as principal or agent and arranging deals in relation to certain types of specified investments and arranging the safeguarding and administration of assets. KKR Capital Markets Limited also benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area and Gibraltar. Kohlberg Kravis Roberts & Co. Partners LLP has permission to engage in a number of regulated activities including advising on and arranging deals relating to corporate finance business in relation to certain types of specified investments. KKR Asset Management Partners LLP has permission to engage in a number of regulated activities including advising on and arranging deals in relation to certain types of specified investments. KKR Credit Advisors (UK) has permission to advise, arrange, manage and deal as agent in certain types of investments. Prisma Capital Management International LLP is authorized to carry on any investment services and activities on a regular basis except reception and transmission of orders in relation to one or more financial instruments or investment advice.
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
KKR Capital Markets Japan Ltd., a joint stock corporation, is registered as a Type I and Type II Financial Instruments Business Operator (broker-dealer) under the Financial Instruments and Exchange Act of Japan, and a money lender under the Money Lending Business Act of Japan.

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
KKR Account Adviser (Mauritius), Ltd. is registered as a Foreign Portfolio Investor, or FPI, with the Securities Exchange Board of India, or SEBI, under the SEBI (Foreign Portfolio Investor) Regulations, 2014 pursuant to which it can make investments in listed and unlisted securities of Indian issuers.
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
KKR Capital Markets India Private Limited is licensed by the SEBI as a merchant bank that is authorized to execute capital market mandates, underwrite issues, offer investment advisory and other consultancy/advisory services. In addition, KKR Capital Markets India Private Limited is the investment manager and sponsor of four alternative investment funds, registered with SEBI under the SEBI (Alternative Investment Funds) Regulations, 2012.
Silverview Investments Pte. Ltd., Silverview Portfolio Investments Pte. Ltd. (earlier known as KKR Asia II Portfolio Investors Pte. Ltd.), Moneyline Portfolio Investments Limited are registered as a FPI with SEBI under the SEBI (Foreign Portfolio Investor) Regulations pursuant to which they can make investments in listed and unlisted securities of Indian issuers.
KKR India Asset Finance Private Limited (formerly known as Motichand Finance Private Limited) is registered with the Reserve Bank of India as a non‑deposit taking non‑banking financial company and is authorized to undertake lending and financing activities.
Daena Venture Capital Investments, Ltd. is incorporated as an investment holding company in Mauritius regulated by the Financial Services Commission, Mauritius and was registered with SEBI as a foreign venture capital investor, or FVCI; however the FVCI certificated of registration has been surrendered with effect from December 18, 2015.
KKR Asia II Venture Investments Pte. Ltd. is registered with SEBI as a foreign venture capital investor, or FVCI, under the SEBI (Foreign Venture Capital Investors) Regulations, 2000 pursuant to which it can make certain investments in securities of Indian issuers and is incorporated as an investment holding company in Singapore.
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
From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at www.kkr.com. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the “E-mail Alerts” section at under the “KKR & Co. L.P.” section of the “Investor Center” heading at www.kkr.com.

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
Our business and the businesses of the companies in which we invest are materially affected by conditions in the financial markets and economic conditions or events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). For example, the unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financing institutions, and had a material adverse effect on our businesses and the businesses of the companies in which we invest. A more recent example of volatility has occurred beginning in the late summer of 2015.
The lingering effects of the 2008 global financial crisis and the rise of populist political parties and economic nationalist sentiments have led to increasing political uncertainty and unpredictability in many countries.  The attendant risks include greater regulatory uncertainty, for example regarding the posture of governments with respect to taxation and international trade, and greater risk that trade and foreign investment may be restricted. Our business and the businesses of the companies in which we invest, in particular those that rely on cross-border activities, could be materially affected by changes to the existing trade, tariff, and foreign investment practices.
Low levels of growth and high levels of government debt in major markets including the United States and Europe persists, and Europe continues to experience high unemployment and ongoing austerity. The United Kingdom's decision to withdraw from the European Union and the possibility that additional countries might leave the European Union has resurfaced. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union. A withdrawal by the United Kingdom could also act as a catalyst for other countries to withdraw from the European Union, which may result in greater adverse economic effects.
The pace of China’s growth has been slow as compared to rates before the financial crisis of 2008 to 2009, which may pose a risk to the economic stability of China and its major trading partners. China’s slowing also has the potential to hinder the demand for and prices of many important global commodities and consequently reduce capital spending in industries dependent on commodity prices. Although lower commodity prices, including the falling price of oil, are expected to benefit the economies of commodity importing countries, certain of our investments focused on the development, exploration and production of oil and natural gas properties, as well as the sale of products or services used in the natural resources sector, have and would continue to suffer from such a decline.
In addition, favorable market conditions in certain countries may have been and are dependent to some extent on continued monetary policy accommodations from central banks, including the Federal Reserve. Although interest rates have been at historically low levels for the last few years, the Federal Reserve has indicated an intention to raise interest rates in 2017, thus raising the cost of financing and possibly slowing economic growth in the United States. Furthermore, higher interest rates in the United States could also reduce the relative attractiveness of other global markets, thereby applying pressure to foreign asset values and currencies.
Such market and economic conditions and events are outside our control and may affect the level and volatility of securities prices and liquidity and as a result, the value of our investments and our financial results. In addition, we may not be able to or may choose not to manage our exposure to these conditions and/or events. For example, as of March 31, 2009, the date of the lowest aggregate valuation of our private equity funds during the 2008 and 2009 financial market turmoil, the investments in the private equity funds contributed to us in the KPE Transaction were marked down to 67% of original cost, and values across all geographies declined. For example, as of March 31, 2009, the European Fund II, European Fund III, 2006 Fund and Asian Fund had multiples of invested capital of 0.5x, 0.6x, 0.7x and 0.8x, respectively. If not reversed, declines in the equity, commodity and debt in the markets would likely cause us to write down our investments and the investments of our funds. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in net income relating to changes in market and economic conditions.
Unfavorable market conditions may reduce opportunities for our funds to make, exit and realize value from their investments. Challenging market and economic conditions, including the impact of changes in tax laws and other regulatory restrictions may result in reduced opportunities for our funds to exit and realize value from their existing investments and lower than expected returns on existing investments. Although the equity markets are not the only means by which we exit investments, in challenging equity markets, our funds may experience greater difficulty in realizing value from investments. In addition, when financing is not available, it is difficult for potential buyers to raise sufficient capital to purchase assets in our funds’ portfolios. Consequently, we may earn lower than expected returns on investments, which could cause us to realize diminished or no carried interest. In addition, we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds because we can generally only raise capital for a successor fund following the substantial and successful deployment of capital from the existing fund.
In the event of poor performance by existing funds, our ability to raise new funds is impaired. During periods of unfavorable fundraising conditions, pressures by fund investors for lower fees, different fee sharing arrangements for transaction or other fees, and other concessions. Our newer funds, including all our newer private equity funds, have in recent years included performance hurdles, which require us to generate a specified return on investment prior to our right to receive carried interest, and this requirement will likely continue and the hurdle rate could increase. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed. In addition, successor funds raised by us when such unfavorable circumstances described above exist would also likely result in smaller funds than our comparable predecessor funds. Fund investors may also seek to redeploy capital away from certain of our credit or other non‑private equity investment vehicles, which permit redemptions on relatively short notice, in order to meet liquidity needs or invest in other asset classes or with other managers. Any of these developments could adversely affect our future revenues, net income, cash flow, financial condition or ability to retain our employees. See “-Our inability to raise additional or successor funds could have a material adverse impact on our business” and “-Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
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
We expect that our primary liquidity needs will consist of cash required to:

•
continue to grow our business, including seeding new strategies and funding our capital commitments made to existing and future funds, co‑investments and any net capital requirements of our capital markets companies;

•
warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, accounts or CLOs pending the contribution of committed capital by the investors in such vehicles, and advancing capital to them for operational or other needs;

•	service debt obligations including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses and amounts recorded for litigation matters;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	make cash distributions in accordance with our distribution policy for our common units or the terms of our preferred units;

•	underwrite commitments within our capital markets business;

•	make future purchase price payments in connection with our proprietary acquisitions, such as our strategic partnership with Marshall Wace;

•	acquire additional assets for our Principal Activities segment, including other businesses and corporate real estate; and

•	repurchase KKR & Co. L.P. common units or other securities issued by us.
These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2016, we have approximately $2.6 billion of remaining unfunded capital commitments to our investment funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. We have also used our balance sheet to provide credit support to our general partner's obligations to our funds and to support certain transactions by our funds.
In addition, as of December 31, 2016, on a segment basis we had $2.8 billion of indebtedness outstanding under our credit facilities and debt securities and $3.4 billion of cash and short-term investments. This includes KFN’s debt obligations of $398.6 million and KFN’s 7.375% Series A LLC preferred shares of $373.8 million, which do not provide for recourse to KKR beyond the assets of KFN. While we have long‑term committed financings with substantial facility limits, the terms of those facilities will expire in 2019 and 2021, and our senior notes become due in 2020, 2043 and 2044, and any borrowings thereunder will require refinancing or renewal, which could result in higher borrowing costs, or issuing equity. Depending on credit or other market conditions, we may not be able to renew all or part of these borrowings or find alternate sources of financing on commercially reasonable terms and we may not be able to raise equity. In addition, the incurrence of additional debt by us or our subsidiaries in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing.
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
In connection with strategic partnerships with hedge fund managers like Marshall Wace, we may be obligated to make future purchase price payments based on the respective performance of these businesses or the exercise of certain options. In addition in connection with the development of a new KKR office in New York City, we will be required to pay for the construction and completion of the office.
In the event that our liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reason, we could be forced to sell assets or seek to raise debt or equity capital on unfavorable terms. For further discussion of our liquidity needs see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity.”
The “clawback” provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors.
The partnership documents governing our carry-paying funds, including funds relating to private equity, growth equity, infrastructure, energy, real estate, special situations, private credit opportunities, direct lending and revolving credit investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after‑tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. We would continue to be subject to the clawback obligation even if carry has been distributed to current or former employees or other personnel through our carry pool, and we would be required to seek other sources of liquidity to fund such an obligation if such carry is not returned to us by them. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of December 31, 2016, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their December 31, 2016 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,204.9 million.
Prior to the KPE Transaction in 2009, certain of our principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that our principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $98.9 million as of December 31, 2016. Using valuations as of December 31, 2016, no amounts are due with respect to the clawback obligation required to be funded by our principals.

Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and our principals who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.
Our earnings and cash flow are highly variable due to the nature of our business and we do not intend to provide earnings guidance, each of which may cause the value of interests in our business to be volatile.
Our earnings are highly variable from quarter to quarter due to the volatility of investment returns of most of our funds, other investment vehicles and our balance sheet assets and the fees earned from our businesses. We recognize earnings on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds and for certain of our recent funds, when a performance hurdle is achieved. During times of market volatility the fair value of our funds and our balance sheet assets are more variable, and as publicly traded equity securities currently represent a significant proportion of the assets of many of our funds and balance sheet assets, volatility in the equity markets may have a significant impact on our reported results. See also "Management's Discussion and Analysis of Financial Condition & Results of Operations--Critical Accounting Policies -- Fair Value Measurements" for a discussion of the impact of equity markets on the value of private equity investments. A decline in realized or unrealized gains, a failure to achieve a performance hurdle or an increase in realized or unrealized losses, would adversely affect our net income.
Fee income, which we recognize when contractually earned, can vary due to fluctuations in AUM, the number of investment transactions made by our funds, the number of portfolio companies we manage, the fee provisions contained in our funds and other investment products and transactions by our capital markets business. In any particular quarter, fee income may vary significantly due to the receipt of termination of monitoring fees, transaction fees or fees received by our capital markets business from syndications, in particular large equity syndications. While these events occur periodically, they generally do not occur every quarter and their size and frequency are variable. On a segment basis, total management, monitoring and transaction fees, net, for the years ended December 31, 2014, 2015 and 2016 were $1,098.8 million, $1,142.1 million, and $1,074.9 million respectively. We may create new funds or investment products or vary the terms of our funds or investment products (for example our newer funds include performance hurdles), which may alter the composition or mix of our income from time to time. In particular, in our newer private equity and other funds, we have agreed to return to our fund investors all monitoring and transaction fees generated by the fund's investments, which would be expected to cause our monitoring and transaction fee income to decline if we are unable to replace the loss with other fee generating transactions or more favorable terms in our private equity and other funds. We may also experience fluctuations in our results from quarter to quarter, including our revenue and net income, due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions or interest earned in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. In addition, our earnings and cash flows are dependent in part on the performance of KFN, a specialty finance company that we acquired in 2014, and is subject to the risks to KFN’s businesses as described elsewhere in the report. Although KFN is a subsidiary of KKR, KFN has its own indebtedness and preferred shares outstanding. The terms of its indebtedness and preferred shares impose limitations on KFN’s current and future operations and may restrict its ability to make distributions to KKR. Economic net income (loss) on a segment basis for the years ended December 31, 2014, 2015 and 2016 was $1,727.2 million, $1,298.0 million and $794.4 million, respectively. Such fluctuations may lead to variability in the value of interests in our business and cause our results for a particular period not to be indicative of our performance in future periods. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the value of interests in our business.
The timing and receipt of carried interest from our investment funds are unpredictable and will contribute to the volatility of our cash flows. For example, with respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments’ fair value. Carried interest payments from investments depend on our funds’ performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering or other exit. To the extent an investment is not profitable, no carried interest will be received from our funds with respect to that investment and, to the extent such investment remains unprofitable, we will only be entitled to a management fee on that investment. Furthermore, certain vehicles and separately managed accounts may not provide for the payment of any carried interest at all. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash. We cannot predict when, or if, any realization of investments will occur. In addition, if finance providers, such as commercial and investment banks, make it difficult for potential purchasers to secure financing to purchase companies in our investment funds’ portfolio, it may decrease potential realization events and the potential to earn carried interest. A downturn in the equity markets would also make it more difficult to exit investments by selling equity securities. If we were to have a realization event in a particular quarter, the event may have a significant impact on our cash flows during the quarter that may not be replicated in subsequent quarters. A decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our investment income, which could further increase the volatility of our quarterly results.
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
In addition, with respect to certain of the funds that we advise, such as hedge funds and fund of funds, we are entitled to incentive fees that are generally paid annually in June and December if the net asset value of a fund has increased over a certain pre‑determined hurdle rate or a specified high‑water mark. These funds generally also have “high‑water mark” provisions whereby if the funds have experienced losses in prior periods, we will not be able to earn incentive fees with respect to a fund investor’s account until the net asset value of the fund investor’s account exceeds the highest period end value on which incentive fees were previously paid. The incentive fees we earn are therefore dependent on the net asset value of these funds or vehicles, which could lead to volatility in our quarterly results and cash flow. Fees, including incentive fees, from KFN have been eliminated upon the completion of the KFN merger in 2014 on a segment basis.
A decline in the pace or size of investment by our funds would result in our receiving less revenue from fees.
The transaction and management or monitoring fees that we earn are driven in part by the pace at which our funds make investments and the size of those investments. Any decline in that pace or the size of investments would reduce our revenue from transaction and management or monitoring fees. Likewise, during an attractive selling environment, our funds may capitalize on increased opportunities to exit investments. Any increase in the pace at which our funds exit investments, if not offset by new commitments and investments, would reduce future management fees. Additionally, in certain of our funds that derive management fees only on the basis of invested capital, the pace at which we make investments, the length of time we hold such investment and the timing of disposition will directly impact our revenues. Many factors could cause such a decline in the pace of investment or the transaction and management or monitoring fees we receive, including:

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
Our current private equity funds and certain other funds and investment vehicles have a finite life and a finite amount of commitments from fund investors. Once a fund nears the end of its investment period, our success depends on our ability to raise additional or successor funds in order to keep making investments and, over the long term, earning management fees (although our funds and investment vehicles generally continue to earn management fees at a reduced fee rate after the expiration of their investment periods). Even if we are successful in raising successor funds, to the extent we are unable to raise successor funds of a comparable size to our predecessor funds or the extent that we are delayed in raising such a successor fund, our revenues may decrease as the investment period of our predecessor funds expire and associated fees decrease. For example, European Fund IV is smaller than its predecessor fund, and KKR North America Fund XI was smaller than its predecessor fund. The performance of our funds also impacts our ability to raise capital, and deterioration in the performance of our funds would result in challenges to future fundraising. The evolving preferences of our fund investors may necessitate that alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co‑investment vehicles, become a larger part of our business going forward. This could increase our cost of raising capital at the scale we have historically achieved. Furthermore, in order to raise capital for new strategies and products without drawing capital away from our existing products, we will need to seek new sources of capital such as individual investors.
Our ability to raise new funds could also be hampered if the general appeal of private equity and alternative investments were to decline. An investment in a limited partner interest in a private equity fund is less liquid than an exchange traded instrument and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. Private equity and alternative investments could fall into disfavor as a result of concerns about liquidity and short-term performance. Institutional investors in funds that have suffered from decreasing returns, liquidity pressure, increased volatility or difficulty maintaining target asset allocations, may materially decrease or temporarily suspend making new fund investments. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded and their funding problems have been, and may in the future be, exacerbated by economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative investments, and other institutional investors may reduce their overall portfolio allocations to alternative investments. This could result in a smaller overall pool of available capital in our industry. There is no assurance that the amount of commitments investors are making to alternative investment funds will continue at recent levels or that our ability to raise capital from investors will not be hampered.
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
Fund investors may also seek to redeploy capital away from certain of our credit vehicles, hedge fund, fund of funds, registered investment products or other investment vehicles, which permit redemptions on relatively short notice in order to meet liquidity needs or invest in other asset classes. We believe that our ability to avoid excessive redemption levels primarily depends on our funds’ continued satisfactory performance, although redemptions may also be driven by other factors important to our fund investors, including their need for liquidity and compliance with investment mandates, even if our performance is superior. Investors' liquidity needs tend to be more pronounced during periods of market volatility. Investors may also deploy capital away from funds of funds if they deem this asset class’s fee structure unattractive relative to the fees of other alternative products. Any such redemptions would decrease our AUM and revenues.
In addition, the Dodd Frank Wall Street Reform and Consumer Protection Act, or Dodd Frank Act, under what has become known as the “Volcker Rule,” broadly prohibits depository institution holding companies (including foreign banks with U.S. branches, agencies or commercial lending companies and certain insurance companies), insured depository institutions and their subsidiaries and controlled affiliates, or "banking entities," from investing in “covered funds,” including third party private equity funds like ours. Final regulations implementing the Volcker Rule were approved by the federal banking agencies, the SEC and the CFTC on December 10, 2013. Foreign banking entities may continue to invest in private equity funds like ours under a Volcker Rule exemption for covered fund activities and investment that occur solely outside of the United States. However U.S. banking entities have until July 21, 2017 to conform their covered fund investments and relationships that were in place prior to December 31, 2013 to the requirements of the final regulations (and may have until July 21, 2022 to conform investments in a private equity fund that qualifies as an "illiquid fund" and for which an extension is sought and granted), and will be limited in their ability to undertake new contractual commitments to private equity funds like ours.
Banking entities have historically represented an important, although decreasing, class of investors for our funds. It is possible that other institutions will not be available to replace this traditional source of capital for our private equity funds. Furthermore, divestitures by banking entities of interests in private equity funds and hedge funds over the next several years to comply with the Volcker Rule may lead to lower prices in the secondary market for our fund interests, which could have adverse implications for our ability to raise funds from investors who may have considered the availability of secondary market liquidity as a factor in determining whether to invest. In addition to federal law, changes in state and local law may limit investment activities of state pension plans and insurance companies.
The number of funds raising capital varies from year to year, and in years where relatively few funds are raising capital, the growth of our AUM, FPAUM and associated fees may be significantly lower. There is no assurance that fundraises for other new strategies or successor funds will experience similar success in the future.

Our investors in future funds, including separately managed accounts, may negotiate to pay us lower management fees, reimburse us for fewer expenses, or change the economic terms of our future funds, including with respect to transaction fees, management fees or monitoring fees, to be less favorable to us than those of our existing funds, which could adversely affect our revenues or profitability.
In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with our fund limited partners. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. For example, such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third‑party capital in which we share, include a performance hurdle that requires us to generate a specified return on investment prior to our right to receive carried interest or add expenses and obligations for us in managing the fund or increase our potential liabilities. For example our newer private equity funds, including Americas Fund XII, Asian Fund II and European Fund IV, include a performance hurdle that requires us to generate a 7% return on investment prior to receiving our share of fund gains and our growth equity and real asset funds have similar hurdles. Similarly, our leveraged credit funds are subject to performance hurdles generally tied to a benchmark or index, while alternative credit funds generally have a performance hurdle of up to 8%. Furthermore, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more of these requests to modify the terms in our new funds. Certain of our newer funds also include more favorable terms for fund investors that commit to early closes for our funds. Additionally, in certain funds, we have agreed to charge management fees based on invested capital or net asset value as opposed to charging management fees based on committed capital. In certain cases, we have provided “fee holidays” to certain investors in which we do not charge management fees for a fixed period of time (such as the first six months).  Agreement to terms that are materially less favorable to us could result in a decrease in our profitability.
Certain institutional investors have also publicly criticized certain fund fee and expense structures, including monitoring fees and transaction and advisory fees. We have received and expect to continue to receive requests from a variety of fund investors and groups representing such investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. The SEC has focused on certain fund fees and expenses, including whether such fees and expenses were appropriately disclosed to fund limited partners, which may cause fund investor resistance to our receipt of fees and /expenses be reimbursed to us. In our current flagship private equity funds, we have increased the percentage of transaction and monitoring fees that are credited against fund management fees to 100% of the amount of the transaction and monitoring fee attributable to that fund. In September of 2009, the Institutional Limited Partners Association, or “ILPA,” published a set of Private Equity Principles, or the “Principles,” which were revised in January 2011. The Principles were developed in order to encourage discussion between limited partners and general partners regarding private equity fund partnership terms. Certain of the Principles call for enhanced alignment of interests between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and carried interest structures. We provided ILPA our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA.
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co‑investment vehicles. We also have entered into strategic partnerships with specific investors whereby we manage that investor’s capital across a variety of our products on separately negotiated terms. There can be no assurance that such alternatives will be as profitable to us as the traditional investment fund structure, and the impact such a trend could have on our results of operations, if widely implemented, is unclear. Moreover, certain institutional investors are demonstrating a preference to in‑source their own investment professionals and to make direct investments in alternative assets without the assistance of investment advisers like us. Such institutional investors may become our competitors and could cease to be our clients.
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

•
some of our competitors have agreed to terms on their investment funds or products that may be more favorable to fund investors than our funds or products, such as lower management fees, greater fee sharing or higher performance hurdles for carried interest, and therefore we may be forced to match or otherwise revise our terms to be less favorable to us than they have been in the past;

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
Our structure implicates complex provisions of U.S. federal income tax laws for which no clear precedent or authority may be available. These structures also are subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
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
Our organizational documents and agreements give the Managing Partner broad authority to modify the amended and restated partnership agreement from time to time as the Managing Partner determines to be necessary or appropriate, without the consent of the unitholders, to address changes in U.S. federal, state and local income tax regulations, legislation or interpretation. Without the consent of the unitholders, our Managing Partner may also elect to convert KKR into a corporation or cause KKR to be taxed as a corporation for U.S. federal tax purposes, if certain conditions have been satisfied. Proposed tax reforms could increase the likelihood of such a conversion. Such a conversion could be a taxable event to our unitholders where gain or loss is recognized.  In addition, a conversion would subject all of our future net income to a level of corporate tax, which may reduce the amount of cash available for distribution or reinvestment.  Finally, following a conversion, certain future payments required under our tax receivable agreement could be materially higher than they would have been had we not converted. See "Certain Relationships and Related Transactions, and Director Independence -- Tax Receivable Agreement."
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
In the past, a number of legislative and administrative proposals have been introduced and, in certain cases, have been passed by the U.S. House of Representatives, that would have, in general, treated all or a portion of our carried interest as income subject to a tax rate that is higher than under current law. President Trump has expressed support for such legislation. It is unclear when or whether the U.S. Congress will pass such legislation or what provisions will be included in any legislation, if enacted.
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
Both President Trump and the Republican members of the U.S. House of Representatives have publicly stated that one of their top legislative priorities is significant reform of the federal tax code including significant changes to taxation of business entities. Proposals by members of Congress have included, among other things, changes to federal tax rates (including reducing the corporate rate and rates for active business income earned through partnerships), limiting interest deductibility, allowing for the expensing of capital expenditures, use of certain border adjustments, the migration from a worldwide system of taxation to a territorial system, and eliminating the deductibility of state and local taxes.  While President Trump has expressed support for a number of these proposals, he has also set forth ideas for tax reform that differ in key ways.  There is a substantial lack of clarity around both the timing and the details of any such tax reform. The impact of any potential tax reform of our business is uncertain and could be adverse. In particular, limits on interest deductibility could impair our ability to complete transactions by reducing the amount of debt that we are able to incur or service and reducing the profitability of our investments if not offset by other changes, such as a reduction in federal tax rates.  In addition, in certain scenarios, tax reform could result in a significant strengthening of the U.S. dollar, which could adversely impact the value of our foreign investments in U.S. dollar terms.
The U.S. Congress, the Organization for Economic Co‑operation and Development (or, OECD) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD is contemplating changes to numerous long‑standing tax principles through its base erosion and profit shifting (or, BEPS) project, which is focused on a number of issues, including the allocation of profits among affiliated entities in different tax jurisdictions. A number of European jurisdictions have enacted taxes on financial transactions, and the European Commission has proposed legislation to harmonize these taxes under the so-called "enhanced cooperation procedure", which provides for adoption of EU-level legislation applicable to some but not all EU Member States. Several of these proposals for reform, if enacted by the U.S. or by other countries in which we or our affiliates invest or do business, could adversely affect our investment returns and could reduce the cash we have available for distributions to unitholders or for other uses by us. It is unclear what any actual legislation could provide, when it would be proposed or what its prospects for enactment could be.
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
Our employees and other key personnel possess substantial experience and expertise and have strong business relationships with investors in our funds and other members of the business community. As a result, the loss of these personnel could jeopardize our relationships with investors in our funds and members of the business community and result in the reduction of AUM or fewer investment opportunities. For example, if any of our key personnel were to join or form a competing firm, our business, results and financial condition could suffer.
Furthermore, the agreements governing our committed capital funds generally provide that in the event certain “key persons” (for example, both of Messrs. Kravis and Roberts for our private equity funds, and, in the case of certain geographically or product focused funds, one or more of the executives focused on such funds) generally cease to actively manage a fund or be substantially involved in KKR activities, investors in the fund will be entitled to reduce, in whole or in part, their capital commitments available for further investments on an investor‑by‑investor basis. In the case of certain of our fully paid-up funds, investors may be permitted to terminate their investment in the event a "key persons" provision is triggered, which could possibly lead to a liquidation of those funds. In addition, the occurrence of such a "key person" event could cause us to agree to less favorable ongoing terms with respect to the affected fund. We periodically engage in discussions with the limited partners of our funds regarding a waiver of such provisions with respect to executives involved in geographically or product focused funds whose departures have occurred or are anticipated. The occurrence of such an event where our limited partners do not agree to a waiver of terms would likely have a significant negative impact on our revenue, net income and cash flow.
If we cannot retain and motivate our employees and other key personnel and recruit, retain and motivate new employees and other key personnel, our business, results and financial condition could be adversely affected.
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our employees and other key personnel, and to a substantial degree on our ability to retain and motivate our employees and other key personnel and to strategically recruit, retain and motivate new talented employees, including qualified investment professionals. However, we may not be successful in these efforts as the market for qualified investment professionals is extremely competitive. Our ability to recruit, retain and motivate our employees is dependent on our ability to offer highly attractive incentive opportunities. If previously proposed legislation regarding the increased taxation of carried interest were to be enacted, income and gains recognized with respect to carried interest would be treated for U.S. federal income tax purposes as ordinary income rather than as capital gain. Such legislation would materially increase the amount of taxes that we, our employees and other key personnel would be required to pay, thereby adversely affecting our ability to offer such attractive incentive opportunities. See “-Risks Related to U.S. Taxation”. Similarly, changes in the United Kingdom with respect to the taxation of carried interest, including the treatment of certain carried interest returns as income, which became effective from April 6, 2016, may impact our ability to recruit, retain and motivate employees and key personnel in the United Kingdom. In addition, there have been proposed laws and regulations that sought to regulate the compensation of certain of our employees. See “-Extensive Regulation of our business affects our activities and creates the potential for significant liabilities and penalties.” The possibility of increased regulatory focus or legislative or regulatory changes could result in additional burdens on our business.” The loss of even a small number of our investment professionals could jeopardize the performance of our funds and other investment products, which would have a material adverse effect on our results of operations. Efforts to retain or attract employees, including our investment professionals, may result in significant additional expenses, which could adversely affect our profitability.
Many of our employees hold interests in our business through KKR Holdings. These individuals historically received financial benefits from our business in the form of distributions and amounts funded by KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. While all of our employees receive base salaries from us, annual cash bonuses for certain employees are borne by KKR Holdings from cash reserves based upon distributions on a portion of KKR Group Partnership Units held by KKR Holdings. In 2016, the amount of such annual cash bonuses paid by KKR Holdings L.P. was $63.4 million. In addition, many units in KKR Holdings have been allocated to personnel, and upon their vesting distributions on vested units would belong to such personnel and not be available to fund cash bonuses. Effective with the distribution paid on March 8, 2016, with respect to the quarter ending December 31, 2015, KKR changed its distribution policy. Under the new distribution policy, KKR intends to make equal quarterly distributions to holders of its common units in a fixed amount per common unit per quarter.  To the extent that distributions are made on KKR Group Partnership Units underlying any unvested KKR Holdings units, such amounts under our distribution policy would be insufficient to fund annual cash bonus compensation. We, therefore, expect to pay an increasing portion and eventually all of the cash bonus payments from other sources, including cash from our operations and the carry pool. As a result, either our profit margins or our employee retention or both may be adversely impacted. There can be no assurance that the carry pool will have sufficient cash available to continue to make such cash payments in the future and fluctuations from the distributions generated from the carry pool, if not offset by compensation from other sources, including other performance-based income, could render our compensation less attractive. In any of these circumstances, a higher percentage of our revenue may be paid out in the form of cash compensation, which would be expected to have an adverse impact on our profit margins. 40% of the carried interest earned from our investment funds is currently allocated to our carry pool. Our Managing Partner is not permitted under its operating agreement to increase the percentage of carried interest allocable to the carry pool without the consent of a majority of our independent directors. Our carry pool is supplemented by allocating for compensation 40% of the incentive fees earned from investment funds and certain management fee refunds, which percentage may be increased without requiring the consent of a majority of our independent directors under our Managing Partner's operating agreement.
We have granted and expect to grant equity awards from our Equity Incentive Plan, which has caused and causes dilution. While we evaluate the grant of equity awards from our Equity Incentive Plan to employees on an annual basis, the size of the grants, if any, is made at our discretion. As we increase the use of equity awards from our Equity Incentive Plan in the future, expense associated with equity based compensation may increase materially. For example, in 2016 in connection with compensation for the fiscal year ended December 31, 2015 we allocated equity awards relating to 13.3 million KKR & Co. L.P. common units, under the Equity Incentive Plan and in connection with compensation for the fiscal year ended December 31, 2016, we allocated additional equity awards relating to 13.1 million KKR & Co. L.P. common units. In 2016 KKR Holdings granted 29.4 million KKR Holdings units to certain senior employees, non-employee operating consultants and other persons. These awards were granted from outstanding but previously unallocated units of KKR Holdings, and consequently these grants did not increase the number of KKR Holdings units outstanding or outstanding KKR common units on a fully-diluted basis. See "Executive Compensation--Compensation Discussion and Analysis--Compensation Elements--KKR Holdings Market Condition Awards" for the terms and conditions of such KKR Holdings units. The value of the KKR Holdings units and common units may drop in value or be volatile, which may make our equity less attractive to our employees. In July 2015, the SEC also proposed rules requiring companies to develop and enforce recovery policies that in the event of an accounting restatement, “claw back” from current and former executive officers incentive-based compensation they would not have received based on the restatement. If such rules are adopted as proposed and are deemed applicable to any component of our compensation, the effectiveness of our compensation as a retention mechanism may be further reduced. In addition, less carried interest from the carry pool may be allocated to certain of our employees, which may result in less cash payments to such employees. To the extent our equity incentive or carry pool programs are not effective, we may be limited in our ability to attract, retain and motivate talented employees and other key personnel and we may need to increase the level of cash compensation that we pay.
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
We rely heavily on our financial, accounting and other data processing systems and on the systems of third parties who provide services to us. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. For example, we face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our Public Markets business is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Our and our third party service providers' information systems and technology may not continue to be able to accommodate our growth, may not be suitable for new products and strategies and may be subject to security risks, and the cost of maintaining such systems may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on our business. Furthermore, we depend on our principal offices in New York City, where most of our administrative personnel are located, and technology and infrastructure concentrated in New York City and other offices for the continued operation of our business. We are also dependent on an increasingly concentrated group of third party vendors that we do not control for hosting solutions and technologies. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, or directly affecting our principal offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
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
Our organic growth strategy focuses on providing resources to foster the development of new product offerings and business strategies by our investment professionals and launching successor and related products, such that our new strategies achieve a level of scale and profitability. Given our diverse platform, these initiatives could create conflicts of interests with existing products, increase our costs and expose us to new market risks, and legal and regulatory requirements. The success of our organic growth strategy will also depend on, among other things, our ability to correctly identify and create products that appeal to the limited partners of our funds and vehicles. While we have made significant expenditures to develop these new strategies and products, there is no assurance that they will achieve a satisfactory level of scale and profitability. To raise new funds and pursue new strategies, we have and expect to continue to use our balance sheet to warehouse seed investments, which may decrease the liquidity available for other parts of our business. If a new strategy or fund does not develop as anticipated and such investments are not ultimately transferred to a fund, we may be forced to realize losses on these retained investments.

We have and may continue to pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners, strategic partnerships or other strategic initiatives, which may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers. For example, we have expanded our European credit business with our acquisition of Avoca. We have also made minority investments in hedge fund managers, and we have entered into joint ventures with third parties to participate in new real estate investment strategies. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:

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
We generally have a larger balance sheet than many of our competitors, and consequently, the performance of these balance sheet assets has a greater impact on our results of operations. Our success in deploying our balance sheet and generating returns on this capital will depend among other things on the availability of suitable opportunities after giving priority in investment opportunities to our advised investment funds and accounts, the level of competition from other companies that may have greater financial resources and our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities. To the extent we are unsuccessful in deploying our balance sheet, our business and financial results may suffer. In addition, as our balance sheet has been a significant source of capital for new strategies, to the extent that such strategies are not successful or our balance sheet assets cease to provide adequate liquidity, we would be limited in our ability to seed new businesses or support our existing business as effectively as contemplated. See also “-If we are unable to consummate or successfully integrate additional development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.”
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could adversely affect our business.
Our business is subject to extensive regulation, including periodic examinations, inquiries and investigations by governmental and self‑regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. federal and state and foreign government agencies and self‑regulatory organizations, are empowered to impose fines, suspensions of personnel or other sanctions, including censure, the issuance of cease‑and‑desist orders or the suspension or expulsion of applicable licenses and memberships; any of the foregoing may damage our relations with existing fund investors, may impair our ability to raise capital for successor funds, may impair our ability to carry out certain investment strategies, or may contravene provisions concerning compliance with law in agreements to which we are a party. Even if a sanction is not imposed or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the regulatory activity or imposition of these sanctions could harm our reputation and cause us to lose existing fund investors or fail to gain new fund investors. In addition, actions by regulators against other investment managers can cause changes in business practices that could materially adversely affect our business, financial condition and results of operations.
In particular, the private equity industry has come under increased regulatory and news media scrutiny with governmental officials and regulators, including the SEC, focusing on the private equity industry’s fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, particularly co-invest opportunities, and disclosures to fund investors. SEC focus areas in the private fund area have recently included the acceleration of monitoring fees, the allocation of broken-deal expenses, the disclosure, use and compensation of operating partners or consultants, outside business activities of firm principals and employees, group purchasing arrangements, disclosure of affiliated service providers, general conflicts of interest disclosures, cybersecurity, foreign bribery and corruption, policies covering insider trading and business continuity and transition planning.
Any changes or potential changes in the regulatory framework applicable to our business, including the changes and potential changes described below, as well as adverse news media attention, may impose additional expenses or capital requirements on us, limit our fundraising for our investment products, result in limitations in the manner in which our business is conducted, have an adverse impact upon our financial condition, results of operations, reputation or prospects, impair employee retention or recruitment and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate. If enacted, any new regulation or regulatory framework could negatively impact our funds and us in a number of ways, including increasing our costs and the cost for our funds of investing, borrowing, hedging or operating, increasing the funds’ or our regulatory operating costs, imposing additional burdens on the funds’ or our staff, and potentially requiring the disclosure of sensitive information. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self‑regulatory organizations. New laws or regulations could make compliance more difficult or more expensive, affect the manner in which we conduct business and divert significant management and operational resources and attention from our business. Moreover, we anticipate the potential for an increase in regulatory investigations and new or enhanced reporting requirements of the trading and other investment activities of alternative investment management funds and firms, including our funds and us. Such investigations and reporting obligations will likely impose additional expenses on us, may require the attention of senior management and increase the complexity of managing our business and may result in fines or other sanctions if we or any of our funds are deemed to have violated any law or regulations.
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

•
requires private equity and hedge fund advisers to register with the SEC under the Investment Advisers Act (as described elsewhere in this report, Kohlberg Kravis Roberts & Co. L.P. and its wholly‑owned subsidiaries KKR Credit Advisors (US) LLC and Prisma Capital Partners LP are registered with the SEC as investment advisers under the Investment Advisers Act), to maintain extensive records and to file reports for purposes of systemic risk assessment by certain governmental bodies;

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

•	created the Consumer Financial Protection Bureau within the U.S. Federal Reserve.
U.S. financial regulators have taken action to address the majority of mandatory rulemaking provisions of the Dodd-Frank Act, but these regulations remain subject to the discretion of regulatory bodies, such as the SEC, CFTC and FSOC. For example, the following regulations have been enacted that may apply to us or our subsidiaries:

•
On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it designates nonbank financial companies as systemically important. The rule and guidance detail a three‑stage review process, with the level of scrutiny increasing at each stage. During the first stage, the FSOC applies a broad set of uniform quantitative metrics to identify nonbank financial companies that warrant additional review. In this first stage, the FSOC considers whether a nonbank financial company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, loans and bonds outstanding, a minimum leverage ratio of total consolidated assets to total equity of 15 to 1, and a short‑term debt ratio of debt (with maturities less than 12 months) to total consolidated assets of 10%. A company that meets both the asset test and at least one of the other thresholds will be subject to additional review in Stage 2. While we have less than $50 billion in total consolidated assets as of December 31, 2016 and we believe we do not currently meet the Stage 1 criteria outlined above, those criteria as well as our business may evolve over time. Additional uncertainty is created because the FSOC retains authority to designate any nonbank financial company as systemically important, even if the company does not meet the Stage 1 criteria. The FSOC will consider in the future whether to establish “an additional set of metrics or thresholds tailored to evaluate hedge funds and private equity firms and their advisers.”

The preamble to the final rule notes that less regulatory data is generally available for hedge funds and private equity firms, but indicates that, in developing any such additional metrics or thresholds, it intends to review financial disclosures that private fund advisers are required to file with the SEC and CFTC, as further described below.

•
On December 18, 2014, the FSOC issued a notice seeking public comment on potential systemic risks from asset management products and activities, focusing in particular on (1) liquidity and redemption risks, (2) use of leverage, (3) operational functions, and (4) resolution‑related issues. On November 16, 2016, the FSOC reiterated its focus on these risk areas, as well as securities lending, in a public statement on its review of asset management products and activities. According to the notice and statement, the FSOC has not made any final determination regarding the existence or nature of any potential risks to financial stability posed by the asset management industry.

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

•
In April and May 2016, the SEC issued for public comment revised proposed rules as part of a joint rule‑making effort with other federal regulatory agencies designed to prohibit certain incentive‑based compensation arrangements deemed to encourage inappropriate risk taking by covered financial institutions by providing "excessive" compensation, fees or benefits or that could lead to material losses. To date, however, the SEC has not adopted the revised proposed rules. As proposed, the rule would cover financial institutions with total consolidated assets of at least $1 billion, including investment advisers and broker-dealers, and provide heightened requirements for financial institutions with total consolidated assets of at least $50 billion. Depending on the outcome of the rule making process, the application of this rule to us could require us to substantially revise our compensation strategy, increase our compensation and other costs, and adversely affect our ability to recruit and retain qualified employees.

•
On June 28, 2016, the SEC proposed a rule that would require registered investment advisers to adopt and implement written business continuity plans and transition plans based upon the particular risks associated with the individual adviser’s operations and address several specified factors.  While it remains to be seen what the final rule will require, compliance with such a rule may impose additional costs on us.

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

•
The CFTC issued regulations with quantitative tests and thresholds to determine whether entities are “swap dealers” or “major swap participants” that must register in the appropriate category and comply with capital, margin, record keeping, reporting, and business conduct rules. Our funds could become subject to the requirement to register as major swap participants due to changes to the funds’ investment strategy or valuations, or revisions to the thresholds for registration.

•
On December 5, 2016, the CFTC re-proposed rules instituting position limits on certain physical commodity futures contracts that, if finalized as proposed, would limit positions in 28 agricultural, energy and metals commodities, including swaps, futures and options that are economically equivalent to those commodity contracts. If the proposed rules are adopted in substantially the form proposed and to the extent that we do not qualify for an exemption, we may be required to aggregate the positions of our various investment funds and the positions of our portfolio companies, which in turn may require us and our portfolio companies to limit our trading activities, and impact the ability of our investment funds to invest or remain invested in certain derivatives, or engage in otherwise profitable acquisitions in particular industries. The Dodd-Frank Act also requires SEC to establish position limits on security-based swaps, which rules could have a similar impact on our business.

•
The CFTC and banking regulators have adopted, and the SEC has proposed, rules regarding margin and capital requirements for most uncleared or "over‑the‑counter" swaps. These rules generally require swap dealers and major swap participants to collect and post a minimum amount of margin when trading with other covered entities and financial end-users. The imposition of these requirements could increase the cost of trading in the derivative markets, which could in turn make it more expensive and difficult for us or our funds to enter into swaps and other derivatives in the normal course of our business and reduce the effectiveness of the funds’ and our investment strategies. In certain cases, using forward transactions to hedge non-deliverable currencies such as the Indian rupee, South Korean won, Malaysian ringgit and Indonesian rupiah may be cost prohibitive or impractical to execute, because of the capital reserve required to be held against potential derivative liabilities. These rules could also adversely impact liquidity in derivatives markets, which could expose our funds and us to greater risks and reduce hedging opportunities in connection with their trading activities. The compliance dates applicable to our funds and us for the CFTC and banking margin rules are expected to be phased in through 2020, depending on the aggregate notional amount of over-the-counter swaps traded by the funds and us. In addition, the CFTC has proposed but not adopted rules that may limit the total amount of hedging that investment funds controlled by a single corporate group may enter into. While these rules currently apply only to agricultural products, the CFTC may expand them to cover oil and gas which could materially adversely impact our private equity and energy funds.

Additionally, rules adopted by the federal banking and housing agencies implementing the Dodd-Frank Act's five percent risk retention requirement for originators of asset-backed securities became fully effective on December 24, 2016. The risk retention rules require a "securitizer" or "sponsor" (which, in the case of a CLO, is considered the collateral manager) to retain directly or through a majority-owned affiliate, at least 5% of the credit risk of the securitized assets. These rules could adversely affect the profitability of our CLO activities and may adversely affect the leveraged loan market generally, including the primary or secondary market for CLO securities, including the level of liquidity and trading of CLO securities, which in turn could adversely affect our CLO management business. In addition, certain of our affiliates have been required to execute agreements agreeing to certain undertakings intended to ensure that the CLOs comply with the risk retention rules. In the event one of our affiliates breaches one or more of such undertakings, we or such affiliates could be exposed to claims by the other parties thereto, including for any losses incurred as a result of such breach.

In September 2016, the Federal Reserve issued for public comment a proposed rule that, if enacted as proposed, would impose significant capital and other prudential requirements on the physical commodities activities of certain banking organizations. The implementation of these or other new regulations could increase the cost of trading in the commodities and derivative markets, which could in turn make it more expensive and difficult for us or our funds to enter into swaps and other derivatives in the normal course of our business. Moreover, these increased regulatory responsibilities and increased costs could reduce trading levels in the commodities and derivative markets by a number of market participants, which could in turn adversely impact liquidity in the markets and expose our funds to greater risks in connection with their trading activities.

Although it is possible that the change in administration in the United States could result in modifications and a relaxation of regulatory requirements and restrictions adopted in response to the financial crisis, the timing and scope of such modifications remain uncertain and may not materialize.
EU-Wide Regulations. The EU Alternative Investment Fund Managers Directive (AIFMD) entered into effect on July 22, 2013. The AIFMD establishes a comprehensive regulatory and supervisory framework for alternative investment fund managers (AIFMs) managing or marketing alternative investment funds (AIFs) in the EU. The AIFMD imposes various substantive requirements on authorized AIFMs including rules on the structure of remuneration for certain personnel that are similar to those applicable under CRD III and IV (as defined below), a threshold for regulatory capital, reporting obligations in respect of controlled EU portfolio companies and increased transparency towards investors and regulators and allows authorized AIFMs to market AIFs to professional investors throughout the EU under an “EU passport”. The AIFMD also imposes a new, strict depositary regime.
The EU passport has been available to authorized EU AIFMs, since July 2013 but has yet to become available to non EU AIFMs. In the meantime (and until at least 2019), non‑EU AIFMs may continue to market within the EU under the private placement regimes (NPPRs) of the individual member states, where available, subject to complying with certain minimum requirements imposed by the AIFMD and any additional requirements that individual member states may impose. In 2015 and 2016, the European Securities and Markets Authority (ESMA) published advice in relation to the application of the EU passport to non-EU AIFMs and AIFs from certain jurisdictions and its opinion on the function of the EU passport for EU AIFMS and NPPRs. Upon the effectiveness of any measures adopted by the EU Commission extending the EU passport to non-EU AIFMs and AIFs, the NPPRs allowing marketing by non-EU authorized AIFMs in certain member states will likely be further restricted, and NPPRs may become unavailable for marketing by non-EU authorized AIFMs in all member states as early as 2020. While our authorized EU AIFs continue to be marketed under an EU passport, the availability of the NPPRs and the uncertainty regarding the application of the EU passport to non EU AIFMs and AIFs may adversely impact the marketing of new strategies.
The AIFMD, the Level 2 Regulation and EU member state implementing measures could have an adverse effect on our businesses by, among other things, (i) imposing disclosure obligations and restrictions on distributions by EU portfolio companies of the funds we manage, (ii) potentially requiring changes in our compensation structures for key personnel, thereby potentially affecting our ability to recruit and retain these personnel, and (iii) generally increasing our compliance costs. Although a subsidiary of ours is registered as an Irish AIFM, we may not be able to benefit from the EU marketing passport for all of our funds under the AIFMD and the EU marketing passport may not apply to marketing to investors in the United Kingdom if and when its withdrawal from the EU becomes effective. See "-- Brexit". In addition, there are areas of the AIFMD that are subject to legal uncertainty, including the scope of the legal structures qualifying as AIFs whose management and marketing requires authorization, and failure to comply even in areas where there is legal uncertainty can result in fines. Compliance with the AIFMD has also increased the cost and complexity of raising capital for our funds and consequently may also slow the pace of fundraising.
In July 2014, revisions to the Markets in Financial Instruments Directive (known as MiFID I), consisting of the revised directive, MiFID II, and a new related regulation, MiFIR, came into force. Member States are required to adopt MiFID II into their national law in 2017, and MiFID II and MiFIR will apply to our operations from January 2018. MiFID II and MiFIR further strengthen the EU regulatory framework for the provision of investment services and trading in financial instruments by introducing a number of substantial reforms in regards to transaction reporting, market structure, securities trading and conduct of business rules, including new harmonized rules for authorization of EU branches of third country firms looking to provide certain investment services in the EU. MiFID II implementing measures are being finalized. The application of MiFID II and MiFIR will result in new regulatory burdens, including the requirement to trade certain derivatives on regulated trading venues. The increased regulatory burden could result in increased costs, and any failure to comply with the new requirements, even in areas where there is legal uncertainty, could result in fines.
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

In 2010, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, finalized a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations. These new standards, which are expected to be fully phased in by 2019, are expected to require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. In the EU, Basel III’s capital and liquidity standards have been implemented in a revision to CRD III and a new Capital Requirements Regulation, collectively referred to as CRD IV, which came into force on January 1, 2014. CRD IV replaced CRD III and created a single harmonized prudential rule book for banks, introducing new corporate governance rules and enhanced the powers of regulators. Like CRD III, CRD IV applies to specified credit institutions and investment firms. CRD IV has enhanced our financial reporting obligations and subjected us to new reporting requirements, which increases costs and the risk of non‑compliance. Compliance with Basel III may result in significant costs to banking organizations, which, in turn, could result in higher borrowing costs for us and our portfolio companies, and may reduce access to certain types of credit. Other EU bank regulatory initiatives that could result in higher borrowing costs for us and our portfolio companies or reduce access to certain types of credit include the European Banking Authority's guidelines on limits to exposures to shadow banking entities which carry out banking activities outside a regulated framework under EU law (including funds employing leverage on a substantial basis, within the meaning of AIFMD and its implementing rules, and credit funds), which entered into force on January 1, 2017, and (if adopted) guidelines on leveraged lending, proposed in November 2016 and modeled on U.S. leveraged lending guidelines.
In August 2012, the regulation on OTC Derivatives, Central Counterparties and Trade Repositories (also known as the European Market Infrastructure Regulation, or EMIR) became effective. EMIR applies to derivatives transactions in which one of the parties is established in the EU, and may in some circumstances apply to transactions between two non‑EU counterparties where these contracts have a direct, substantial and foreseeable effect within the EU. Certain of the requirements of EMIR came into force in March 2013, and other obligations will be phased in. In particular, EMIR imposes a requirement that certain “standardized” OTC derivatives contracts are centrally cleared. These requirements are being phased in based on the relevant entities' activities over a period through December 2018. Where OTC transactions are not subject to central clearing, techniques must be employed to monitor, measure and mitigate the operational and counterparty risks presented by the transaction. These risk mitigation techniques include trade confirmation, reconciliation processes, exchange of margin, and the daily mark to market of trades. Certain of these risk mitigation and reporting obligations are already in force. Initial margin requirements for uncleared trades are expected to be phased in through September 1, 2020. Variation margin requirements for uncleared trades are expected to be phased in between September 1, 2016, and March 1, 2017. The European Commission adopted an equivalence decision for the U.S. in March 2016. However, ongoing regulatory uncertainty regarding the interaction between U.S. and EU requirements for central clearing and related activities could result in duplicative regulatory obligations in the two jurisdictions and could increase our costs of compliance. The implementation of any new regulations could increase the cost of trading in the commodities and derivative markets, which could in turn make it more expensive and difficult for us or our funds to enter into swaps and other derivatives in the normal course of our business. Moreover, these increased regulatory responsibilities and increased costs could reduce trading levels in the commodities and derivative markets by a number of market participants, which could in turn adversely impact liquidity in the markets and expose our funds to greater risks in connection with their trading activities.
A number of other EU financial regulatory initiatives have the potential to adversely affect our business. Future acquisitions by KKR or our funds could lead to application of the EU’s Financial Conglomerates Directive, which introduced a prudential regime for financial conglomerates to address perceived risks associated with large cross‑sector businesses, and could increase the costs of investing in insurance companies and banks in the EU. Other recent EU financial regulatory initiatives include the Short Selling Regulation, which limits sovereign and naked short selling of government bonds and stocks, the Bank Recovery and Resolution Directive (BRRD), which established a recovery and resolution framework for EU credit institutions and investment firms, a new regulation (CSDR) on central securities depositories (CSDs), which introduces common securities settlement standards across the EU and harmonizes the rules governing CSDs, and a new regulation on reporting and transparency of securities financing transactions (SFT Regulation), which requires all SFTs to be reported to trade repositories, places additional reporting requirements on investment managers, and introduces prior risk disclosures and written consent before assets are rehypothecated. A new proposed regulation on Money Market Funds (MMF) is expected to be adopted in 2017. The EU has adopted and may in the future adopt additional risk retention and due diligence requirements in respect of various types of EU-regulated investors that, among other things, restrict investors from taking positions in securitization, increase the capital costs of originator, sponsor or original lender of a securitization, and require retaining a larger net economic interest in the securitization, which may adversely affect the profitability of us, our funds or our CLOs and the leveraged loan market generally. The implementation of these new requirements could increase our and our funds’ or CLOs' costs and the complexity of managing our business and could result in fines if we or any of our funds or CLOs were deemed to have violated any of the new regulations.

In May 2016, the European Union adopted the General Data Protection Regulation, which will impose stringent data protection requirements and will provide for significant penalties for noncompliance beginning in May 2018. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, could result in additional cost and liability and could damage our reputation and adversely affect our business.
Brexit. In June 2016, United Kingdom voters approved an exit from the European Union, known as Brexit. It is expected that its government will begin negotiating the terms of the United Kingdom's withdrawal from the European Union in 2017 and that the United Kingdom's withdrawal may become effective in 2019. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In addition, following the United Kingdom's withdrawal from the European Union, our EU-authorized AIFM may no longer benefit from the EU marketing passport to market products investors in the United Kingdom. These changes in law and uncertainty with respect to the laws and regulations in the United Kingdom may increase the cost of raising capital, underwriting and distributing securities and conducting business generally and interfere with our ability to market our products. Changes in regulation may also impair our ability recruit, retain and motivate new employees and retain key employees. The United Kingdom's withdrawal could also lead to instability in the European Union, including potentially withdrawal by other Member States, which would greatly amplify the adverse events described in this paragraph.  Such changes may also materially and adversely affect the valuation of our investments located in the United Kingdom.
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
Regulators in the U.S. and abroad, including the Financial Stability Board, are also considering a variety of regulatory measures and recommendations that could affect various non‑bank financial institutions that operate outside of the regulated banking system and the activities in which they engage. These reform measures are generally intended to mitigate against the kind of market disruptions that prevailed in 2008 and 2009 and that ultimately affected both banks and non‑banks. If these regulations or recommendations are adopted, they could impose additional regulatory burdens and costs, including potentially imposing capital requirements, limiting financing and leverage and increasing costs, in each case causing the returns on our lending and credit investment activities to suffer. Certain of our businesses may also be directly subject to such new regulation, which could cause such businesses to limit or cease engaging in certain activities.
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
State and federal regulators and other governmental entities have authority to bring administrative enforcement actions or litigation to enforce compliance with applicable lending or consumer protection laws, with remedies that can include fines and monetary penalties, restitution of borrowers, injunctions to conform to law, or limitation or revocation of licenses and other remedies and penalties. In addition, lenders and servicers may be subject to litigation brought by or on behalf of borrowers for violations of laws or unfair or deceptive practices. If we enter into transactions that subject us to these risks, failure to conform to applicable regulatory and legal requirements could be costly and have a detrimental impact on certain of our funds and accounts and ultimately on us
Portfolio Company Legal and Regulatory Environment. We are subject to certain laws, such as certain environmental laws, takeover laws, anti‑bribery and anti‑corruption laws, escheat or abandoned property laws, antitrust laws and data privacy and data protection laws that may impose requirements on us and our portfolio companies as an affiliated group. As a result, we could become jointly and severally liable for all or part of fines imposed on our portfolio companies or be fined directly for violations committed by portfolio companies, and such fines imposed directly on us could be greater than those imposed on the portfolio company. Moreover, portfolio companies may seek to hold us responsible if any fine imposed on them is increased because of their membership in a larger group of affiliated companies. For example, on April 2, 2014, the European Commission announced that it had fined 11 producers of underground and submarine high voltage power cables a total of

302 million euro for participation in a ten‑year market and customer sharing cartel. Fines were also imposed on parent companies of the producers involved, including Goldman Sachs, the former parent company of one of the cartel members. In addition, compliance with certain laws or contracts could also require us to commit significant resources and capital towards information gathering and monitoring thereby increasing our operating costs. For example, because we may indirectly hold voting securities in public utilities subject to regulation by the Federal Energy Regulatory Commission (FERC), including entities that may hold FERC authorization to charge market-based rates for sales of wholesale power and energy, we may be subject to certain FERC regulations, including regulations requiring us and our portfolio companies to collect, report and keep updated substantial information concerning our ownership of such voting interests and voting interests in other related energy companies, corporate officers, and our direct and indirect investment in such utilities and related companies. Such rules may subject our portfolio companies and us to costly and burdensome data collection and reporting requirements.
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
We regularly rely on exemptions in the United States from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, or ERISA, in conducting our investment management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to additional restrictive and costly registration requirements, regulatory action, or third party claims and our business could be materially and adversely affected. For example, in raising new funds, we typically rely on private placement exemptions from registration under the Securities Act, including Regulation D, which has been amended to prohibit issuers (including our funds) from relying on certain of the exemptions from registration if the fund or any of its “covered persons” (including certain officers and directors, but also including certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the fund) has been the subject of a “disqualifying event,” or a “bad actor,” which can include a variety of criminal, regulatory and civil matters. If any of the covered persons associated with our funds is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new funds, and, therefore, could materially adversely affect our business, financial condition and results of operations. In addition, if certain of our employees or any potential significant investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation, or make it more difficult to raise new funds. See also “-Risks Related to Our Organizational Structure-If we were deemed to be an “investment company” subject to regulation under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.”
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
Rule 206(4)‑5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. There has also been similar rule‑making on a state‑level regarding “pay to play” practices by investment advisers, including in California and New York, and FINRA has released its own set of regulations. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.
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
The Iran Threat Reduction and Syrian Human Rights Act of 2012, or ITRA, expanded the scope of U.S. sanctions against Iran and amended the Exchange Act. Specifically, Section 219 of the ITRA amended the Exchange Act to require public reporting companies to disclose in their annual or quarterly reports any dealings or transactions the company or its affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRA requires companies to disclose these types of transactions even if they are permissible under U.S. law or are conducted outside of the United States by a foreign affiliate. We are required to separately file, concurrently with this annual report, a notice that such activities have been disclosed in this annual report. The SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.
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
The activities of our businesses, including the investment decisions we make and the activities of our employees in connection with our portfolio companies, may subject us and them to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of their funds, debt or equity holders of our portfolio companies, and a variety of other potential litigants. See the section entitled “Litigation” appearing in Note 18 “Commitments and Contingencies” of our financial statements included elsewhere in this report. By way of example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities of our funds and actions taken by the officers and directors (some of whom may be KKR employees) of portfolio companies, such as the risk of shareholder litigation by other shareholders of public companies or holders of debt instruments of companies in which our funds have significant investments. We are also exposed to risks of litigation, investigation or negative publicity in the event of any transactions that are alleged not to have been properly addressed.
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
In addition, we have formed and may continue to form funds targeting retail investors, which may subject us to additional risk of litigation and regulatory scrutiny. See-“Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could adversely affect our business.” We have and expect to continue to distribute products through new channels, including through unaffiliated firms, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner. The distribution of products through new channels whether directly or through market intermediaries, including in the retail channel, could expose us to additional regulatory risk in the form of allegations of improper conduct and/or actions by state and federal regulators against us with respect to, among other things, product suitability, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels.
With a workforce composed of many highly paid professionals, we face the risk of litigation relating to claims for compensation or other damages, which may, individually or in the aggregate, be significant in amount. The cost of settling any such claims could negatively impact our business, financial condition and results of operations.
Misconduct of our employees, our sub-contractors or by our portfolio companies could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.
There is a risk that our employees or sub-contractors could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our business and our authority over the assets we manage. The violation of these obligations and standards by any of our employees or sub-contractors would adversely affect our clients and us. We may also be adversely affected if there is misconduct by senior management of portfolio companies in which our funds invest, even though we may be unable to control or mitigate such misconduct. Such misconduct may also negatively affect the valuation of the investments by our funds in such portfolio companies. Our business often requires that we deal with confidential matters of great significance to companies in which we may invest. If our employees or sub-contractors were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation. It is not always possible to detect or deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees, our sub-contractors or the employees of portfolio companies were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected.
Underwriting, syndicating and securities placement activities expose us to risks.
KKR Capital Markets LLC, or KCM, and MCS Capital Markets LLC, which are broker-dealer subsidiaries of ours, may act as an underwriter, syndicator or placement agent in securities offerings. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness we purchased or placed as an underwriter, syndicator or placement agent at the anticipated price levels. As an underwriter, syndicator or placement agent, we also may be subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite, syndicate or place. In certain situations, our broker-dealer subsidiaries may have liabilities arising from transactions in which our investment fund may participate as a purchaser of securities which could constitute a conflict of interest or subject us to damages or reputational harm.
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

Risks Related to the Assets We Manage
As an investment manager, we sponsor and manage funds that make investments worldwide on behalf of third‑party investors and, in connection with those activities, are required to deploy our own capital in those investments. The investments of these funds are subject to many risks and uncertainties which, to the extent they are material, are discussed below. In addition, we have investments on our balance sheet, which we manage for our own behalf. These risks, as they apply to our balance sheet investments, may have a greater impact on our results and financial conditions as we directly bear the full risk of our balance sheet. As a result, the gains and losses on such assets are reflected in our net income and the risks set forth below relating to the assets that we manage will directly affect our operating performance.
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
Each of these methodologies requires estimates of key inputs and significant assumptions and judgments. We also consider a range of additional factors that we deem relevant, including the applicability of a control premium or illiquidity discount, the presence of significant unconsolidated assets and liabilities, any favorable or unfavorable tax attributes, the method of likely exit, financial projections, estimates of assumed growth rates, terminal values, discount rates including risk free rates, capital structure, risk premiums, commodity prices and other factors, and determining these factors may involve a significant degree of our management’s judgment and the judgment of management of our portfolio companies.
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

•
Conditions in commodity markets impact the performance of our portfolio companies and other investments in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors. If our funds' operator or our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of our funds or such portfolio companies, our funds or such portfolio companies could experience lower operating income which may in turn reduce the valuation of such funds' investments or those portfolio companies. The value of energy real asset investments generally increase or decrease with the increase or decrease, respectively, of energy commodity prices and in particular with long term forecasts for such energy commodity prices. Given our investments in oil and gas companies and assets, the value of this portfolio and the investment income we realize is sensitive to oil and gas prices. The volatility of commodity prices also makes it difficult to predict commodity price movements. Apart from our energy real asset investments, a number of our other investments may be dependent to varying degrees on the energy sector through, for example, the provision of equipment and services used in energy exploration and production. These companies may benefit from an increase or suffer from a decline in commodity prices.

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
Because many of our funds’ investments and our balance sheet investments often rely heavily on the use of leverage, our ability to achieve attractive rates of return will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, our credit funds use varying degrees of leverage when making investments. Similarly, in many private equity investments, indebtedness may constitute 70% or more of a portfolio company’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company’s indebtedness may also increase in recapitalization transactions subsequent to the company’s acquisition. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our funds and our portfolio companies. U.S. federal bank regulatory agencies have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance limits the amount or availability of debt financing and may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer. See also "Risks Related to Our Business - Additional proposed changes in the U.S. and foreign taxation of businesses could adversely affect us" regarding potential limits on interest deductibility.
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
A leveraged company’s income and equity also tend to increase or decrease at a greater rate than would otherwise be the case if money had not been borrowed. As a result, the risk of loss associated with a leveraged company is generally greater than for comparable companies with comparatively less debt. For example, leveraged companies could default on their debt obligations due to a decrease in revenues and cash flow precipitated by an economic downturn or by poor relative performance at such a company. Similarly, the leveraged nature of some of our investments in real assets increases the risk that a decline in the fair value of the underlying real asset will result in their abandonment or foreclosure. For example, if the property-level debt on a particular investment has reached its maturity and the underlying asset value has declined below its debt-level, we may, in absence of cooperation with the lender in regards to a partial debt-write-off, be forced to put the investment into liquidation. In addition, tax reform in the U.S. may limit the deductibility of interest payments. See "Risks Related to Our Business - Additional proposed changes in the U.S. and foreign taxation of businesses could adversely affect us."

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
Among the sectors particularly challenged by downturns in the global credit markets, including the downturn experienced from 2008 through 2010, are the CLO and leveraged finance markets. We have significant exposure to these markets through our CLO subsidiaries, which we principally acquired in the acquisitions of KFN and Avoca. As of December 31, 2016, we indirectly hold below investment grade corporate loans and securities with an $8.5 billion estimated fair market value through our CLO subsidiaries. Each of these subsidiaries is a special purpose company that issued to us and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, our CLO holdings are deeply subordinated, representing the CLO subsidiary’s substantial leverage, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to holders or investors that rank more senior to us in right of payment. These loans and bonds also generally involve a higher degree of risk than investment grade rated debt including the risks described in the paragraphs above. Our CLO subsidiaries have historically experienced an increase in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral during downturns in credit markets. The CLOs’ portfolio profile tests set limits on the amount of discounted obligations a CLO can hold. During any time that a CLO issuer exceeds such a limit, the ability of the CLO’s manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In such circumstances, CLOs may fail certain over‑collateralization tests, which would cause diversions of cash flows away from us as holders of the more junior CLO, which may impact our cash flows. The ability of the CLOs to make interest payments to the holders of the senior notes of those structures is highly dependent upon the performance of the CLO collateral. If the collateral in those structures were to experience a significant decrease in cash flow due to an increased default level, payment of all principal and interest outstanding may be accelerated as a result of an event of default or by holders of the senior notes. There can be no assurance that market conditions giving rise to these types of consequences will not occur, re‑occur, subsist or become more acute in the future. In July 2009, KFN surrendered for cancellation approximately $298.4 million in aggregate of notes issued to it by certain of its CLOs. The surrendered notes were cancelled and the obligations due under such notes were deemed extinguished. Because our CLO structures involve complex collateral and other arrangements, the documentation for such structures is complex, is subject to differing interpretations and involves legal risk. These CLOs have served as long‑term, non‑recourse financing for debt investments and as a way to minimize refinancing risk, minimize maturity risk and secure a fixed cost of funds over an underlying market interest rate. An inability to continue to utilize CLOs or other similar financing vehicles successfully could limit our ability to fund future investments, grow our business or fully execute our business strategy and our results of operations may be adversely affected.
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
Our hedge fund‑of‑funds, other credit‑ oriented funds and CLOs may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or debt obligations or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost-and the timing and magnitude of such losses may be accelerated or exacerbated-in the event of a decline in the market value of such securities or debt obligations. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings.

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

•
Currently unforeseen environmental incidents may occur or past non‑compliance with environmental laws or regulations may be discovered making it difficult to predict the future costs or impact of compliance.

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

Infrastructure investments often involve an ongoing commitment to a municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations exposes the owners of infrastructure investments to a higher level of regulatory control than typically imposed on other businesses. They may also rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Infrastructure investments may require operators to manage such investments, and such operators' failure to comply with laws, including prohibitions against bribing of government officials, may adversely affect the value of such investments and cause us serious reputational and legal harm. Revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties, and are consequently subject to counterparty default risk. The operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk. Furthermore, services provided by infrastructure investments may be subject to rate regulations by government entities that determines or limits prices that may be charged. Similarly, users of applicable services or government entities in response to such users may react negatively to any adjustments in rates reducing the profitability of such infrastructure investments.
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
Our growth equity strategy invests in emerging and less established companies that are heavily dependent on new technologies.
Our growth equity funds may make investments in companies that are in a conceptual or early stage of development. These companies are often characterized by short operating histories, new technologies and products, quickly evolving markets, management teams that may have limited experience working together and in many cases, negative cash flow, all of which enhance the difficulty of evaluating these investment opportunities and the ultimate success of such investments. Other substantial operational risks to which such companies are subject include uncertain market acceptance of the company’s products or services, a high degree of regulatory risk for new or untried or untested business models, products and services, high levels of competition among similarly situated companies, new competing products and technology, lower barriers to entry and downward pricing pressure, lower capitalizations and fewer financial resources and the potential for rapid organizational or strategic change. In addition, emerging growth companies may be more susceptible to macroeconomic effects and industry downturns, and their valuations may be more volatile depending on the achievement of milestones, such as receiving a governmental license or approval. Growth equity companies also generally depend heavily on intellectual property rights, including patents, trademarks and proprietary products or processes. The ability to effectively enforce patent, trademark and other intellectual property laws in a cost effective manner will affect the value of many of these companies. The presence of patents or other proprietary rights belonging to other parties may lead to the termination of the research and development of a portfolio company’s particular product. In addition, if a portfolio company infringes on third-party patents or other proprietary rights, it could be prevented from using certain third-party technologies or forced to acquire licenses in order to obtain access to such technologies at a high cost.

Certain of our funds and CLOs and our firm through our Principal Activities segment hold high‑yield, below investment grade or unrated debt, or securities of companies that are experiencing significant financial or business difficulties, which generally entail greater risk, and if those losses are realized, it could adversely affect our results of operations, and our cash available for distribution to unitholders.
Certain of our funds and CLOs in our Public Markets segment and our firm through our Principal Activities segment invest in below investment grade or unrated debt, including corporate loans and bonds, each of which generally involves a higher degree of risk than investment grade rated debt, and may be less liquid. Issuers of high yield or unrated debt may be highly leveraged, and their relatively high debt‑to‑equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. As a result, high yield or unrated debt is often less liquid than investment grade rated debt. Also, investments may be made in loans and other forms of debt that are not marketable securities and therefore are not liquid. In the absence of appropriate hedging measures, changes in interest rates generally will also cause the value of debt investments to vary inversely to such changes. The obligor of a debt security or instrument may not be able or willing to pay interest or to repay principal when due in accordance with the terms of the associated agreement and collateral may not be available or sufficient to cover such liabilities. Commercial bank lenders and other creditors may be able to contest payments to the holders of other debt obligations of the same obligor in the event of default under their commercial bank loan agreements. Sub‑participation interests in syndicated debt may be subject to certain risks as a result of having no direct contractual relationship with underlying borrowers. Debt securities and instruments may be rated below investment grade by recognized rating agencies or unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments.
Certain of our investment funds, especially in our special situations strategy, and our firm through our Principal Activities segment may hold interests in business enterprises involved in work‑outs, liquidations, reorganizations, bankruptcies and similar transactions and may purchase high risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, we or the fund may be required to sell the investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state and non‑U.S. laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation, which has the potential to adversely impact us or unrelated funds or portfolio companies. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss of the entire investment in such company. Such investments involve a substantial degree of risk, and a decline in value of the assets would have a material adverse effect on our financial performance.
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
We and our funds and accounts hold investments that include debt instruments and equity securities of companies that we do not control, and such investments may comprise an increasing part of our business. Such instruments and securities may be acquired by our funds and accounts through trading activities or through purchases of securities from the issuer or we may purchase such instruments and securities on a principal basis. In addition, our funds and accounts may acquire minority equity interests, particularly when making private equity investments in Asia, making growth equity investments or sponsoring investments as part of a large investor consortium or through many of our Public Markets funds, and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds or accounts retaining a minority investment. We and our funds, including our newer private equity funds, have made certain minority investments in publicly traded companies.
We have also increasingly made minority investments in companies including hedge fund managers on our balance sheet. For example, we have investments in Marshall Wace LLP, Nephila Capital Ltd., BlackGold Capital Management L.P., and Acion Partners Limited. In addition, on February 6, 2017, KKR and PAAMCO announced that they entered into a strategic transaction to create a new liquid alternatives investment firm by combining PAAMCO and KKR Prisma. KKR will retain a minority investment in the newly formed company. See "Business-Recent Developments."
Transactions made by companies we do not control could be viewed as unwanted, damage our reputation, and consequently impair our ability to source transactions in the future. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. These companies may be subject to complex regulatory requirements and instances of non-compliance by them may subject us to reputational harm or in certain cases, liability. We are also reliant on the systems and processes of these companies including for financial information and valuations of our investments in or with them, including hedge fund managers and their funds, but we do not control the decisions and judgments made during such processes. Our investments in hedge fund managers may subject us to additional regulatory complexities or scrutiny if we are deemed to control the company for regulatory purposes, despite our minority interest. These asset managers may also be dependent on their founders and other key persons, and the loss of these key personnel could adversely impact our investment. If any of the foregoing were to occur, the value of the investments held by our funds or accounts or by us could decrease and our financial condition, results of operations and cash flow could be adversely affected.
We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.
Many of our funds invest or have the flexibility to invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds. For example, as of December 31, 2016, approximately 48% of the unrealized value of the investments of those funds and accounts was attributable to non-U.S. investments. Investing in companies that are based or have significant operations in countries outside of the United States and, in particular, in emerging markets such as China and India, Eastern Europe, countries in south and southeast Asia, Brazil, Latin America and Africa, involves risks and considerations that are not typically associated with investments in companies established in the United States. These risks may include the following:

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
In July 2013, the OECD published its Action Plan on Base Erosion and Profit Shifting ("BEPS"). The OECD released its final reports in October 2015 describing measures for a reform of the international tax rules to be implemented by the member states. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. The BEPS project looks at various different ways in which domestic tax rules around the world, and the bilateral double tax treaties that govern the interplay between them, could be amended to address profit shifting among affiliated entities. Several of the proposed measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our portfolio companies. A multilateral instrument to implement treaty-related BEPS measures was issued by the OECD in November 2016. If implemented, these proposals could result in a loss of tax treaty benefits and increased taxes on income from our investments.
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
Although we expect that much of the capital commitments of our funds will be denominated in U.S. dollars, our investments and capital commitments that are denominated in a foreign currency, such as euro, will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. In June 2016 the United Kingdom referendum in which voters approved an exit from the European Union resulted in significant volatility in global stock markets and currency exchange rate fluctuations that generally resulted in the depreciation of foreign currencies against the U.S. dollar. A continued depreciation of foreign currencies against the U.S. dollar, if not adequately hedged, and a weaker growth in the United Kingdom and European Union would reduce the value of our investments in the region thus adversely impacting our financial results. Other factors may also affect currency values such as trade balances, the ability of countries to pay their national debt, levels of short‑term interest rates, differences in relative values of similar assets in different currencies, long‑term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective or even available at all. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See “-Risk management activities may adversely affect the return on our investments.” Legal uncertainty about the funding of euro denominated obligations following any break up of or exits from the Eurozone could also materially adversely affect a fund. More generally, a withdrawal of the United Kingdom from the European Union and the possible withdrawal of other countries may adversely affect the Eurozone economy, us and our funds that have and expect to continue to invest in European companies and companies that have operations in the Eurozone. In addition, various countries and regulatory bodies may also implement controls on foreign exchange and outbound remittances of currency, which could also impact not only the timing and amount of capital contributions that are required to be made to our funds but they may also impact the value, in U.S. dollars, of our investments and investment proceeds. For example, China has recently implemented stricter controls on foreign exchange and outbound remittances. See "Risks Related to Our Business -- Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition." See also "--Risks Related to Our Business--Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could adversely affect our business."
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
The assets of our funds and our firm through our Principal Activities segment may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly.
The governing agreements of our funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. Our private equity funds generally permit up to 20% of the fund to be invested in a single company. We also advise funds that invest in a single industry such as growth equity, energy, infrastructure or real estate. During periods of difficult market conditions or slowdowns in these sectors or geographic regions, decreased revenues, difficulty in obtaining access to financing and increased funding costs may be exacerbated by this concentration of investments, which would result in lower investment returns. Because a significant portion of a fund’s capital may be invested in a single investment or portfolio company, a loss with respect to such investment or portfolio company could have a significant adverse impact on such fund’s capital. Accordingly, a lack of diversification on the part of a fund could adversely affect a fund’s performance and therefore, our financial condition and results of operations.
Similarly, our Principal Activities segment has significant exposures to certain issuers, industries or asset classes. Because we hold interests in some of our portfolio companies both through our segment investments in our private equity funds and direct co‑investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us as compared to other portfolio companies. In these circumstances, as was the case with energy investments beginning in late 2014 through and into 2016, losses may have an even greater impact on our financial condition and results of operations, as we would directly bear the full extent of such losses. Our Principal Activities segment also has significant exposures to a single issuer subjecting our investment income and economic net income to greater volatility depending on such companies' operating results and other idiosyncratic factors specific to that company, and in cases where we hold publicly traded securities, our operating results would be impacted by volatility in the public markets related to our holdings of publicly traded securities. As of December 31, 2016, we hold a significant aggregate investment in First Data Corporation, which represents more than 15% of our investments on a consolidated segment basis. Volatility in the stock price of First Data Corporation has had and may continue to have a significant impact on our financial results. For example, for the year ended December 31, 2016, the reduction in the stock price of First Data Corporation reduced economic net income on a segment basis by approximately $180 million. See also certain significant investments held in our Principal Activities segment at “-- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Segment Analysis -- Segment Balance Sheet.”
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

•
From time to time, one of our funds may seek to effect a purchase or sale of an investment with one or more of our other funds in a so‑called “cross transaction”, or we as a principal may seek to effect a purchase or sale of our investment with one or more of our fund in a so-called "principal transaction".

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
Investors in our funds of funds along with those in certain of our leveraged credit investment vehicles may generally submit redemptions to redeem their investments on a quarterly or monthly basis following the expiration of a specified period of time or in certain cases capital may be withdrawn earlier subject to a fee, in each case subject to the applicable fund’s specific redemption provisions. For certain KKR Prisma funds managed as part of a single investor’s mandate the length of time to redeem an investment may vary and will depend on the liquidity constraints of each KKR Prisma fund’s underlying hedge fund portfolio. Factors which could result in investors leaving our funds include changes in interest rates that make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, unhappiness with a fund’s performance or investment strategy, changes in our reputation, departures or changes in responsibilities of key investment professionals, performance and liquidity needs of fund investors. In a declining market or period of economic disruption or uncertainty, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions from our funds of funds or other similar investment vehicles could have a material adverse effect on our business, revenues, net income and cash flows.
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
In addition, certain funds in our Public Markets business are registered under the Investment Company Act as management investment companies. These funds and KKR Credit Advisors (US) LLC, which serves as their investment adviser (or, in the case of a business development company, as its sub‑adviser), are subject to the Investment Company Act and the rules thereunder. One of these funds is a New York Stock Exchange‑listed closed‑end fund. In addition, the management fees we are paid for managing investment companies will generally be subject to contractual rights the company’s board of directors (or, in the case of the business development companies we manage, the investment adviser) has to terminate our management of an account on as short as 60 days’ prior notice. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.
Our KKR Prisma business and in the future our stake in the combined business of PAAMCO and KKR Prisma, if such transaction were to close, may subject us to risks related to the limited rights a fund of funds manager has to withdraw, transfer or otherwise liquidate its investments.
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

Investments by our fund of funds business, other hedge funds and similar investment vehicles and strategic partnerships with hedge fund managers are subject to numerous additional risks.
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
Very few matters are required to be submitted to a vote of our unitholders, and generally such matters require a majority or more of all the outstanding voting units. As of February 22, 2017, KKR Holdings owns 353,757,398 KKR Group Partnership Units, or 43.9% of the outstanding KKR Group Partnership Units. Depending upon the number of units actually voted, we believe our senior employees should generally have sufficient voting power to substantially influence matters subject to a majority or more of all outstanding voting units. Matters that require a vote of a majority of all outstanding voting units include a merger or consolidation of our business, a sale of all or substantially all of our assets and amendments to our partnership agreement that may be material to holders of our common units. In addition, our limited partnership agreement contains provisions that require a majority vote of all outstanding voting units to make certain amendments to our partnership agreement that would materially and adversely affect all holders of our common units or a particular class of holders of common units, and since approximately 43.9% of our voting units, as of February 22, 2017, are controlled by KKR Holdings, we believe KKR

Holdings should generally have the ability to substantially influence amendments that could materially and adversely affect the holders of our common units either as a whole or as a particular class.
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
Whenever a potential conflict of interest exists between us and our Managing Partner, our Managing Partner may resolve such conflict of interest. If our Managing Partner determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between us and our Managing Partner, then it will be presumed that in making this determination, our Managing Partner acted in good faith. A holder of our common units seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption. This is different from the situation with a typical Delaware corporation, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.
Also, if our Managing Partner obtains the approval of the conflicts committee of our Managing Partner, the resolution will be conclusively deemed to be fair and reasonable to us and not a breach by our Managing Partner of any duties it may owe to us or holders of our common units. This is different from the situation with a typical Delaware corporation, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. If you purchase, receive or otherwise hold a common unit, you will be treated as having consented to the provisions set forth in our limited partnership agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, unitholders will, as a practical matter, not be able to successfully challenge an informed decision by the conflicts committee.
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
The market price of our common units may be highly volatile, could be subject to wide fluctuations and could decline significantly in the future. In addition, the trading volume in our common units may fluctuate and cause significant price variations to occur. If the market price of our common units declines significantly, you may be unable to sell your common units at an attractive price, if at all. Some of the factors that could negatively affect the price of our common units or result in fluctuations in the price or trading volume of our common units include:

•	variations in our quarterly operating results, which may be substantial;

•	changes in the amount of our distributions or our distribution policy;

•	taking a long‑term perspective on making investment, operational and strategic decisions, which may result in significant and unpredictable variations in our quarterly returns;

•	failure to meet analysts’ earnings estimates;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our common units sufficiently;

•	additions or departures of our key management and investment personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	a concentrated ownership of our common units or ownership of them by short-term investors;

•	a lack of liquidity in the trading of our common units;

•	adverse publicity about the investment management or private equity industry generally or individual scandals, specifically; and

•	general market and economic conditions.
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
The market price of our common units could decline as a result of sales of a large number of common units in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. As of February 22, 2017, we have 452,723,038 common units outstanding, which amount excludes common units beneficially owned by KKR Holdings in the form of KKR Group Partnership Units discussed below and common units available for future issuance under the KKR & Co. L.P. 2010 Equity Incentive Plan.
As of February 22, 2017, KKR Holdings owns 353,757,398 KKR Group Partnership Units that may be exchanged, on a quarterly basis, for our common units on a one‑for‑one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The market price of our common units could decline as a result of the exchange or the perception that an exchange may occur of a large number of KKR Group Partnership Units for our common units. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our common units to sell our common units in the future at a time and at a price that they deem appropriate.
In addition, we will continue to issue additional common units pursuant to our Equity Incentive Plan, and such issuances may increase in the future as equity awards granted by KKR Holdings decrease. See "Risks Related to Our Business- If we cannot retain and motivate our principals and other key personnel and recruit, retain and motivate new principals and other key personnel, our business, results and financial condition could be adversely affected." The total number of common units which may be issued under our Equity Incentive Plan is equivalent to 15% of the number of fully exchanged and diluted common units outstanding as of the beginning of the year. The amount may be increased each year to the extent that we issue additional equity. As of February 22, 2017, KKR may issue common units registered on KKR's registration statement on Form S-8 (no. 333-171601) for this purpose and may also issue 24.8 million common units under the Equity Incentive Plan that were not registered on KKR’s registration statement on Form S-8. In addition previously issued awards that were canceled or are canceled in the future, or in certain cases, withheld in respect of tax withholding obligations, are or will become available for further grant under the terms of the Equity Incentive Plan. See “Executive Compensation-KKR & Co. L.P. Equity Incentive Plan”.
In addition, our limited partnership agreement authorizes us to issue an unlimited number of additional partnership securities and options, rights, warrants and appreciation rights relating to partnership securities for the consideration and on the terms and conditions established by our Managing Partner in its sole discretion without the approval of our unitholders. In accordance with the Delaware Limited Partnership Act and the provisions of our partnership agreement, we may also issue additional partner interests that have designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to our common units. Similarly, the partnership agreements of the KKR Group Partnerships authorize the general partners of the KKR Group Partnerships to issue an unlimited number of additional securities of the KKR Group Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the KKR Group Partnerships Units, and which may be exchangeable for KKR Group Partnership Units. In the past, we have issued and sold common units of KKR & Co. L.P. to generate cash proceeds to pay withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan or the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units. As of February 22, 2017, we may issue up to 0.8 million common units as registered on our registration statement on Form S-3 (no. 333-196059) in respect of such withholding taxes and cash settled equity awards.
We have used and in the future may continue to use common units as consideration in acquisitions and strategic investments. For example, in connection with KKR’s acquisition of KFN, KKR issued approximately 104.3 million common units of KKR & Co. L.P., in connection with KKR’s acquisition of Avoca, we issued securities exchangeable into 4.9 million common units and in connection with KKR's acquisition of Marshall Wace, we issued approximately 7.3 million common units. In addition, in connection with the Marshall Wace transaction or other investments or acquisitions, we may make certain contingent payments in the form of common units. If our valuations of these transactions are not accurate or if the value of these acquisitions and investments is not realized, our distributions per common unit and the value of our common units may decline.

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

•	Our Managing Partner determines how much debt we incur and whether to issue preferred securities and those decisions may adversely affect any credit ratings we receive;

•	Our Managing Partner determines which costs incurred by it and its affiliates are reimbursable by us;

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
We intend to pay periodic distributions to the holders of our common and preferred units, but our ability to do so may be limited by our holding company structure and contractual restrictions.
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
    Our preferred units rank senior to our common units with respect to the payment of distributions. Unless distributions have been declared and paid or declared and set apart for payment on the preferred units for a quarterly distribution period, during the remainder of that distribution period we may not declare or pay or set apart payment for distributions on any units of KKR & Co. L.P. that are junior to the preferred units, including our common units, and we may not repurchase any such junior units.
Distributions on the preferred units are discretionary and non-cumulative. Holders of preferred units will only receive distributions of their preferred units when, as and if declared by the board of directors of our Managing Partner. If distributions on a series of the preferred units have not been declared and paid for the equivalent of six or more quarterly distribution periods, whether or not consecutive, holders of the preferred units, together as a class with holders of any other series of parity units with like voting rights, will be entitled to vote for the election of two additional directors to the board of directors of our Managing Partner. When quarterly distributions have been declared and paid on such series of the preferred units for four consecutive quarters following such a nonpayment event, the right of the holders of the preferred units and such parity units to elect these two additional directors will cease, the terms of office of these two directors will forthwith terminate and the number of directors constituting the board of directors of our Managing Partner will be reduced accordingly. Additional risks related to our 6.75% Series A Preferred Units and 6.50% Series B Preferred Units are contained in the prospectus supplement relating to the respective securities.
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
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause us to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, would make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us, including the KKR Group Partnerships, and KKR Holdings, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal, potentially divest of our investments or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
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
The value of your investment in us depends in part on our being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Code, and that our partnership not be registered under the Investment Company Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities, gain from the sale or other disposition of real property, real property rents, income and gains from energy and oil and gas investments and certain other forms of investment income. We intend to structure our investments so as to satisfy these requirements, including by generally holding investments that generate non‑qualifying income through one or more subsidiaries that are treated as corporations for U.S. federal income tax purposes. Nonetheless, we may not meet these requirements, may not correctly identify investments that should be owned through corporate subsidiaries, or current law may change so as to cause, in any of these events, us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to U.S. federal income tax. We have not requested, and do not plan to request, a ruling from the IRS, on this or any other matter affecting us.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal, state and local income tax on our taxable income at the applicable tax rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would otherwise flow through to you. Because a tax would be imposed upon us as a corporation, our distributions to you would be substantially reduced which could cause a reduction in the value of our common units. See also "Risks Related to Our Business - Our structure involves complex provisions of U.S. federal income tax laws for which no clear precedent or authority may be available. These structures also are subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis."
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
In light of the publicly traded partnership rules under U.S. federal income tax laws and other requirements, we will hold our interest in certain of our businesses through intermediate holding companies, which will be treated as corporations for U.S. federal income tax purposes. The intermediate holding companies organized in the United States or otherwise subject to regular U.S. federal income taxation will be liable for U.S. federal income taxes at regular rates on all of their taxable income as well as applicable state, local and other taxes. These taxes would reduce the amount of distributions available to be made on our common units. In addition, these taxes could be increased if the IRS were to successfully reallocate deductions or income of the related entities conducting our business. In addition, without the consent of the unitholders, our Managing Partner may also elect to convert KKR into a corporation or be taxed as a corporation for U.S. federal income tax purposes if certain conditions have been met. See "Risks Related to Our Business - Our structure involves complex provisions of U.S. federal income tax laws for which no clear precedent or authority may be available. These structures also are subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis."
Changes in tax information collection and sharing regimes could increase our compliance and withholding tax costs
Under legislation known as the U.S. Foreign Account Tax Compliance Act, or FATCA, U.S. withholding agents and all entities in a broadly defined class of foreign financial institutions, or FFIs, are required to comply with a complicated and expansive reporting regime or be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non‑U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). Some countries have implemented regimes similar to that of FATCA and other countries are participating in a multi-jurisdictional tax information regime known as CRS, or the Common Reporting Standard.  Compliance with such regimes could result in increased administrative and compliance costs for our investment entities and, in some cases, could subject our investment entities to increased withholding taxes.
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
Tax-exempt entities and tax-exempt or tax-deferred accounts face unique tax issues from owning common units that may result in adverse tax consequences to them.
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

We may be liable for adjustments to our tax returns as a result of partnership audit legislation.
Legislation enacted in 2015 that significantly changes the rules for U.S. federal income tax audits of partnerships. Such audits will continue to be conducted at a partnership level, but with respect to tax returns for taxable years beginning after December 31, 2017, unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under the elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge. There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an elections, then (1) our then-current unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (2) a given unitholder may indirectly bear taxes attributable to income allocable to other unitholders or former unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder's ownership of common units. Amounts available for distribution to our unitholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues and overall effect of this new legislation on us are uncertain, and unitholders should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York. We also lease space for our other offices. We consider these facilities to be suitable and adequate for the management and operations of our business.

On October 29, 2015, we entered into agreements relating to the construction and development of office space at 30 Hudson Yards in New York, New York to serve as our new corporate headquarters beginning in 2020. Upon the satisfaction of the conditions specified in the development agreement, we will take delivery of the completed office space.

ITEM 3.  LEGAL PROCEEDINGS

The section entitled “Litigation” appearing in Note 18 “Commitments and Contingencies” of our financial statements included elsewhere in this report is incorporated herein by reference.

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

	Sales price
	2016		2015
	High	Low	High	High
First Quarter	$15.97	$10.89	$25.04	$22.36
Second Quarter	$15.11	$11.90	$23.79	$22.35
Third Quarter	$15.43	$11.63	$24.79	$8.00
Fourth Quarter	$17.57	$13.58	$19.20	$14.33

The number of holders of record of our common units as of February 22, 2017 was 37. This does not include the number of unitholders that hold shares in "street-name" through banks or broker-dealers.

Distribution Policy

The following table presents the distributions paid to holders of our common units at the close of business on the specified record date during fiscal 2015 and 2016:

Payment Date	Record Date	Distribution per unit
March 6, 2015	February 20, 2015	$0.35
May 18, 2015	May 4, 2015	$0.46
August 18, 2015	August 3, 2015	$0.42
November 24, 2015	November 6, 2015	$0.35
March 8, 2016	February 22, 2016	$0.16
May 19, 2016	May 5, 2016	$0.16
August 19, 2016	August 5, 2016	$0.16
November 22, 2016	November 4, 2016	$0.16

Our distribution policy from January 1, 2015 through the nine months ended September 30, 2015 was to make quarterly cash distributions in amounts that in the aggregate constituted substantially all of the distributable earnings of our investment management business, 40% of the net realized investment income of KKR (other than KFN), and 100% of the net realized investment income of KFN, in each case in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other obligations.

On October 27, 2015, KKR announced a change to its distribution policy effective beginning with the distribution declared on February 11, 2016 with respect to the quarter ending December 31, 2015. Under this distribution policy, KKR intended to make equal quarterly distributions to holders of its common units in an amount of $0.16 per common unit per quarter. KKR's regular distribution per common unit of $0.16 was declared on February 9, 2017 for the quarter ended December 31, 2016.

On February 9, 2017, KKR announced that KKR intends to increase its regular quarterly distribution to common unitholders from $0.16 to $0.17 per common unit per quarter, effective beginning with the financial results to be reported for the first quarter of 2017.

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

The declaration and payment of any distributions are subject to the discretion of the board of directors of our Managing Partner, which may change the distribution policy at any time, and the terms of its limited partnership agreement. There can be no assurance that distributions will be made as intended or at all, that unitholders will receive sufficient distributions to satisfy payment of their tax liabilities as limited partners of KKR & Co. L.P. or that any particular distribution policy will be maintained. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships (the holding companies of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. Furthermore, the declaration and payment of distributions is subject to legal, contractual and regulatory restrictions on the payment of distributions by us or our subsidiaries, including restrictions contained in our debt agreements, and such other factors as the board of directors of our Managing Partner considers relevant including, among others, our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements.

The board of directors of our Managing Partner may change the distribution policy at any time and from time to time. We are not currently restricted by any contract from making distributions to our unitholders, although certain of our subsidiaries are bound by credit agreements that contain certain restricted payment and/or other covenants, which may have the effect of limiting the amount of distributions that we receive from our subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Cash". In addition, under Section 17-607 of the Delaware Limited Partnership Act, we will not be permitted to make a distribution if, after giving effect to the distribution, our liabilities would exceed the fair value of our assets.

Common Unit Repurchases in the Fourth Quarter of 2016

The table below sets forth the information with respect to purchases made by or on behalf of KKR & Co. L.P. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common units during the fourth quarter of 2016.

Issuer Purchases of Common Units
(amounts in thousands, except unit and per unit amounts)

	Total Number of Units Purchased	Average Price Paid Per Units	Cumulative Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs(2)
Month #1 (October 1, 2016 to October 31, 2016)	362,684	$13.47	31,670,412	$41,281
Month #2 (November 1, 2016 to November 30, 2016)	3,750	$14.77	31,674,162	$41,225
Month #3 (December 1, 2016 to December 31, 2016)	—	$—	31,674,162	$41,225
Total through December 31, 2016	366,434
Purchases subsequent to December 31, 2016:
(January 1, 2017 to February 9, 2017)	—	$—	31,674,162	$41,225
Total through February 9, 2017	366,434

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
(2) On February 9, 2017, KKR announced an incremental $250 million has been authorized to repurchase common units. This amount is in addition to the $41.2 million remaining as of February 9, 2017 under the existing repurchase program described above.

During the fourth quarter of 2016, in addition to the units repurchased as described in the table above, (1) cash was used to pay the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan and (2) cash was delivered in respect of certain awards granted pursuant to the Equity Incentive Plan and Other Exchangeable Securities. These payments amounted to approximately $23.7 million, and equity awards and other Exchangeable Securities representing 1,665,190 common units were canceled. Accordingly, KKR's common unit count on a fully diluted basis was decreased by 1,665,190 common units in addition to the repurchases described in the table above.

Additionally, during the fourth quarter of 2016, 2,929,346 KKR Group Partnership Units were exchanged by KKR Holdings and its principals for an equal number of our common units, resulting in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. We derived the selected historical consolidated financial data as of December 31, 2016 and 2015 and for the years ending December 31, 2016, 2015 and 2014 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical consolidated financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 from our audited consolidated financial statements which are not included in this report. You should read the following data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report.

On January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, assets, liabilities, and noncontrolling interests from our investment funds that had previously been consolidated are no longer included in the statement of financial condition. Additionally, when an investment fund is consolidated, management fees, fee credits and carried interest earned from consolidated funds are eliminated in consolidation and as such are not recorded in Fees and Other. The economic impact of these management fees, fee credits and carried interests that are eliminated is reflected as an adjustment to noncontrolling interests and has no impact to Net Income Attributable to KKR & Co. L.P. KKR adopted this guidance using the modified retrospective method. As a result, no retrospective adjustment is required and prior periods presented under GAAP have not been impacted.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(all dollars are in thousands, except unit and per unit data)
Statements of Operations Data:
Fees and Other	$1,908,093	$1,043,768	$1,110,008	$762,546	$568,442
Less: Total Expenses	1,695,474	1,871,225	2,196,067	1,767,138	1,598,788
Total Investment Income (Loss)	762,606	6,169,125	6,544,748	8,896,746	9,101,995
Income (Loss) Before Taxes	975,225	5,341,668	5,458,689	7,892,154	8,071,649
Income Taxes	24,561	66,636	63,669	37,926	43,405
Net Income (Loss)	950,664	5,275,032	5,395,020	7,854,228	8,028,244
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(8,476)	(4,512)	(3,341)	62,255	34,963
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	649,833	4,791,062	4,920,750	7,100,747	7,432,445
Net Income (Loss) Attributable to KKR & Co. L.P.	309,307	488,482	477,611	691,226	560,836
Net Income Attributable to Series A Preferred Unitholders	17,337	—	—	—	—
Net Income Attributable to Series B Preferred Unitholders	4,898	—	—	—	—
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$287,072	$488,482	$477,611	$691,226	$560,836

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.64	$1.09	$1.25	$2.51	$2.35
Diluted	$0.59	$1.01	$1.16	$2.30	$2.21
Weighted Average Common Units Outstanding
Basic	448,905,126	448,884,185	381,092,394	274,910,628	238,503,257
Diluted	483,431,048	482,699,194	412,049,275	300,254,090	254,093,160

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(all dollars are in thousands, except unit and per unit data)
Statements of Financial Condition Data (period end):
Total Assets	$39,002,897	$71,042,339	$65,872,745	$51,427,201	$44,426,353
Total Liabilities	$21,884,814	$21,574,754	$14,168,684	$4,842,383	$3,020,899
Redeemable Noncontrolling Interests	$632,348	$188,629	$300,098	$627,807	$462,564
Noncontrolling Interests	$10,545,902	$43,731,774	$46,004,377	$43,235,001	$38,938,531
Appropriated Capital	$—	$—	$16,895	$—	$—
Total KKR & Co. L.P. Partners' Capital (1)	$5,939,833	$5,547,182	$5,382,691	$2,722,010	$2,004,359

(1)
Total KKR & Co. L.P. partners' capital reflects only the portion of equity attributable to KKR & Co. L.P. (56.1% interest in the KKR Group Partnerships as of December 31, 2016) and differs from book value reported on a segment basis primarily as a result of the exclusion of the equity impact of KKR Management Holdings Corp. and allocations of equity to KKR Holdings. KKR Holdings' 43.9% interest in the KKR Group Partnerships as of December 31, 2016 is reflected as noncontrolling interests and is not included in total KKR & Co. L.P. partners' capital.

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

Overview of Business

For a discussion about our businesses, business segments and our firm, see “Item 1--Business.”

Business Environment

Market Conditions
Global Economic Conditions. As a global investment firm, we are affected by financial and economic conditions globally. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting the values of the investments we make, our ability to exit these investments profitably and our ability to make new investments. According to Bureau of Economic Analysis as of February 2017, real GDP in the U.S. increased at a seasonally adjusted annualized rate of 1.6% for the year ended December 31, 2016 compared to 2.6% for the year ended December 31, 2015. According to the Bureau of Labor Statistics, the U.S. unemployment rate was 4.7% as of December 31, 2016, down from 5.0% as of December 31, 2015. For the year ended December 31, 2016, Bloomberg estimates suggest that Euro Area real GDP growth was 1.6% on a year-over-year basis, compared to actual year-over-year growth of 2.0% in the prior year. On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” The referendum has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the depreciation of many foreign currencies against the U.S. dollar. In addition, continuing controversy and uncertainty surrounding key issues such as immigration, austerity, and globalization and risk of countries exiting the European Union continue to impair economic growth in the region and lead to financial market volatility. The United Kingdom's decision to withdraw from the European Union and the European Union's inability to resolve other key issues could have adverse repercussions across financial markets, which could adversely affect valuations of our investments. On a year-over-year, seasonally adjusted basis, China’s National Bureau of Statistics indicated that real GDP grew 6.7% in the year ended December 31, 2016, slightly less than the 6.9% reported for the year ended December 31, 2015. Any future slowdown in China's growth could adversely impact the value of our investments in China. Furthermore, slowing Chinese growth could create dislocations in the global economy, particularly in other emerging markets where weaker Chinese demand for imported commodities and finished goods could impact economic growth. In addition, the sharp correction and high volatility in China's stock market coupled with the devaluation of the Chinese yuan may also adversely impact the value of our investments in China and make it more difficult to access capital in those markets. For a further discussion of how market conditions may affect our businesses, see “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition.”

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

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the year ended December 31, 2016, global equity markets were positive, with the S&P 500 Index up 12.0% and the MSCI World Index up 8.2% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, ended at 14.0 as of December 31, 2016, decreasing from 18.2 as of December 31, 2015. For a further discussion of our valuation methods, see “Risk Factors-Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.

Many of our investments are also in credit instruments, and our funds and their portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies used to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightened credit spreads lead to an increase in the value of these investments, if not offset by hedging or other factors. In addition, credit spreads generally tightened throughout the year ended December 31, 2016. Low interest rates related to monetary stimulus and economic stagnation also negatively impacts expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies may cause the default risk of these countries to increase, and this could impact the operations or value of our investments that operate in these regions. Areas such as the Eurozone and Japan, which have ongoing central bank quantitative easing campaigns and comparatively low interest rates relative to the United States, could potentially experience further currency volatility and weakness relative to the U.S. dollar. For a further discussion of how market conditions may affect our businesses, see “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations."

The subinvestment grade credit indices rose during the year ended December 31, 2016, with the S&P/LSTA Leveraged Loan Index up 10.2% and the BoAML HY Master II Index up 17.5%. For the year ended December 31, 2016, 10-year government bond yields rose 17 basis points in the United States, and rose 20 basis points in China and fell 22 basis points in Japan and 42 basis points in Germany. For further discussion of the impact of global credit markets on our financial condition and results of operations, see “Risk Factors - Risks Related to the Assets We Manage -Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income,” “- Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” and “- Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.

Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility, which has become more pronounced in recent quarters, can also affect our businesses which deal in cross‑border trade. The U.S. dollar has appreciated against a number of currencies over recent periods, which is likely to cause a decrease in the U.S. dollar value of our non‑U.S. investments to the extent unhedged and making the exports of U.S. based companies less competitive leading to a decline in revenues. While this may cause a decrease in the U.S. dollar values of our existing assets and portfolio companies outside the United States, we also expect it to create opportunities to invest at more attractive U.S. dollar prices in certain countries. For the year ended December 31, 2016, the euro fell 3.2% and the British pound fell 16.3% respectively, relative to the U.S. dollar with significant depreciation following the June 23, 2016, referendum in which voters in the United Kingdom approved an exit from the European Union. The depreciation of the British pound adversely affects the value of our pound denominated investments, to the extent unhedged and adversely affects the dollar equivalent revenues of portfolio companies with substantial pound denominated revenues. See “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition.” In China, the potential for greater depreciation of China's currency, the yuan, remains a large source of uncertainty. The cumulative devaluation of the yuan since August 2015, which effectively makes Chinese exports cheaper and imports more expensive, may impact global trade substantially for the reasons discussed above. For additional information regarding our foreign exchange rate risk, see “Quantitative and Qualitative Disclosure About Market Risk - Exchange Rate Risk”.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments and certain of our Public Markets strategies and products, including direct lending, special situations and CLOs, have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil, which have varied over the course of the year. During the year ended December 31, 2016, the long-term price of WTI crude increased approximately 13%, while the long-term price of natural gas was relatively stable. The long-term price of WTI crude oil increased from approximately $50 per barrel to $56 per barrel, and the long-term price of natural gas decreased from approximately $2.90 per mcf to $2.87 per mcf as of December 31, 2015 and December 31, 2016, respectively. While commodity prices have increased over the course of the year, if commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted. In addition, because we hold certain energy assets on our balance sheet, which had a fair value of $0.6 billion as of December 31, 2016, these price movements would have an amplified impact on our financial results, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies-Real Asset Investments” in this report and “Risk Factors - Risks Related to the Assets We Manage - Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us”.

Business Conditions

Our segment revenues consist of fees, performance income and investment income. Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments.

•
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation or income. Since 2010, we have expanded into strategies such as energy, infrastructure, real estate, growth equity, credit and hedge funds. In several of these strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new clients, including retail and high net worth clients. However, fundraising continues to be competitive. While our flagship Americas private equity fund exceeded the size of its predecessor fund, there is no assurance that fundraises for our other flagship private equity funds or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM and associated fees attributable to new capital raised in future periods may be lower than in prior years. New capital raised for the fiscal years ended December 31, 2014, 2015 and 2016 was $13.3 billion, $19.8 billion and $28.8 billion.

•
Our ability to successfully deploy capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital available to us and participate in capital markets transactions. Greater competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Additionally, because we seek to make investments which have an ability to achieve our targeted returns while taking on a reasonable level of risk, we may experience periods of reduced investment activity. We have a long‑term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. Reduced levels of transaction activity also tends to result in reduced potential future investment gains, lower transaction fees and lower fees for our capital markets business, which may earn fees in the syndication of equity or debt. Capital invested for the fiscal years ended December 31, 2014, 2015 and 2016 were $13.6 billion, $11.5 billion and $11.0 billion, and syndicated capital for the fiscal years ended December 31, 2014, 2015 and 2016 were $2.6 billion, $0.9 billion and $1.2 billion, such that 2014 reflects unusually high levels of activity for us on a historical basis.

•
Our ability to realize investments. The strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically affects the value of, and our ability to successfully exit, our equity positions in our private equity portfolio companies in a timely manner. We may also realize investments through strategic sales. For the fiscal years ended December 31, 2014, 2015 and 2016, through exit activity in our investments, we realized carried interest of $1.2 billion, $1.0 billion and $1.3 billion. Since December 31, 2016, we have announced or closed the strategic sales or partial sales of Panasonic Healthcare Co. Ltd (healthcare sector), Gland Pharma Limited (manufacturing sector), Asia Dairy Holdings (consumer products sector),  Capsugel (manufacturing sector), China Greenland Rundong Auto Group Limited (HK: 1365) and TVS Logistics Services Limited (services sector) and have completed secondary offerings for HCA Holdings, Inc. (NYSE: HCA), Galenica AG (VTX: GALN), and US Foods Holding Corp. (NYSE: USFD). Such sales and transactions, however, are episodic and reduced levels of sale activity in future quarters would reduce transaction fees, realized carry and distributions.
Basis of Accounting

We consolidate the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of our investment management and capital markets companies, the general partners of unconsolidated funds and vehicles, general partners of certain funds that are consolidated and their respective consolidated funds and certain other entities including certain consolidated CLOs and commercial real estate mortgage-backed securities, or "CMBS". We refer to CLOs and CMBS as collateralized financing entities or CFEs.

On January 1, 2016, KKR adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The adoption of ASU 2015-02 resulted in the de-consolidation of most of KKR's investment funds, but did not impact net income (loss) attributable to KKR & Co. L.P. under GAAP. KKR adopted this new guidance using the modified retrospective method. As a result, no retrospective adjustment is required and prior periods presented in this report under GAAP have not been impacted.

When an entity is consolidated, we reflect the accounts of the consolidated entity, including its assets, liabilities, fees, expenses, investment income, cash flows and other amounts, on a gross basis. While the consolidation of a consolidated fund or entity does not have an effect on the amounts of Net Income Attributable to KKR or KKR's partners' capital that KKR reports, the consolidation does significantly impact the financial statement presentation under GAAP. This is due to the fact that the accounts of the consolidated entities are reflected on a gross basis while the allocable share of those amounts that are attributable to third parties are reflected as single line items. The single line items in which the accounts attributable to third parties are recorded are presented as noncontrolling interests on the consolidated statements of financial condition and net income attributable to noncontrolling interests on the consolidated statements of operations. In connection with the adoption of ASU 2015-02, and the resulting de-consolidation of most of our investment funds, KKR's financial statements under GAAP no longer reflect the accounts of most of our investment funds and also reflect a significantly lower amount of noncontrolling interests and net income attributable to noncontrolling interests. Accordingly, the amounts associated with the individual financial statement captions may be substantially less than those presented in prior periods.

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

For a further discussion of our fee policies, see "Item 8. Financial Statements and Supplementary Data--Summary of Significant Accounting Policies."

Expenses

Compensation and Benefits

Compensation and benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity-based compensation consisting of charges associated with the vesting of equity-based awards, carry pool allocations and other performance-based income compensation. All employees and employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain employees are currently borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because employees are not entitled to receive distributions on units that are unvested, any amounts allocated to employees in excess of an employee's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings at the time of the distribution, but are adjusted to reflect actual payments expected to be made each year. Because KKR makes only fixed quarterly distributions, the distributions made on KKR Group Partnership Units underlying any unvested KKR Holdings units are generally insufficient to fund annual cash bonus compensation to the same extent as in periods prior to the fourth quarter of 2015. In addition, substantially all units in KKR Holdings have been allocated and will vest over a 5 year period, thus decreasing the amount of distributions received by KKR Holdings that are available for annual cash bonus compensation. We, therefore, expect to pay an increasing portion and eventually all of the cash bonus payments currently borne by KKR Holdings from other sources, including cash from our operations, the carry pool and other performance-based income compensation as described below. See "Risks Related to Our Business - If we cannot retain and motivate our principals and other key personnel and recruit, retain and motivate new principals and other key personnel, our business, results and financial condition could be adversely affected" regarding the adequacy of such distributions to fund future discretionary cash bonuses.

With respect to KKR’s investment funds that provide for carried interest, KKR allocates 40% of the carried interest earned from such funds to its carry pool for employees and non-employee operating consultants. In addition, our carry pool is supplemented by allocating performance-based income to compensation equal to 40% of the incentive fees earned from investment funds that provide for incentive fees and, beginning with the quarter ended September 30, 2016, for investment funds that have a preferred return, also includes 40% of the management fees that would have been subject to a management fee refund. Because of the different ways management fees are refunded in preferred return and non-preferred return funds, this calculation of 40% of the portion of the management fees subject to refund for funds that have a preferred return is designed to allocate to compensation an amount comparable to the amount that would have been allocated to the carry pool had the fund not had a preferred return. For a discussion of how management fees are refunded for preferred return funds and non-preferred funds see "--Fair Value Measurements--Recognition of Carried Interest in the Statement of Operations".

The amounts allocated to the carry pool and other performance-based income compensation are accounted for as compensatory profit-sharing arrangements and recorded as compensation and benefits expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the consolidated statements of operations prepared in accordance with U.S. GAAP.

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

Interest Income

Interest income consists primarily of interest that is received on our credit instruments in which we and our consolidated funds and other entities invest as well as interest on our cash balances and other investments.

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

Interest expense is incurred from debt issued by KKR, including debt issued by KFN which was consolidated upon completion of the acquisition of KFN, credit facilities entered into by KKR, debt securities issued by consolidated CFEs and financing arrangements at our consolidated funds entered into primarily with the objective of managing cash flow. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CFEs are supported solely by the investments held at the CFE and are not collateralized by assets of any other KKR entity. Our obligations under financing arrangements at our consolidated funds are generally limited to our pro-rata equity interest in such funds. However, in some circumstances, we may provide limited guarantees of the obligations of our general partners in an amount equal to or in excess of our pro rata equity interest in such funds. Our management companies bear no obligations with respect to financing arrangements at our consolidated funds. See "—Liquidity".

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

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests represents the ownership interests that certain third parties hold in entities that are consolidated in the financial statements as well as the ownership interests in our KKR Group Partnerships that are held by KKR Holdings. The allocable share of income and expense attributable to these interests is accounted for as net income (loss) attributable to noncontrolling interests. Historically, the amount of net income (loss) attributable to noncontrolling interests has been substantial and has resulted in significant charges and credits in the statements of operations. However, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. As a result of this adoption, the amount of net income (loss) attributable to noncontrolling interests is expected to be significantly lower than that reported in prior periods. However, given the consolidation of certain of our investment funds and the significant ownership interests in our KKR Group Partnerships held by KKR Holdings, we expect a portion of net income (loss) will continue to be attributed to noncontrolling interests in our business.

Segment Operating and Performance Measures

The segment key performance measures that follow are used by management in making operating and resource deployment decisions as well as assessing the overall performance of each of KKR's reportable business segments. The reportable segments for KKR's business are presented prior to giving effect to the allocation of income (loss) between KKR & Co. L.P. and KKR Holdings L.P. and as such represent the business in total. In addition, KKR's reportable segments are presented without giving effect to the consolidation of the investment funds and CFEs that KKR manages as well as other consolidated entities that are not subsidiaries of KKR & Co. L.P.

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

Adjusted Units

Adjusted units are used as a measure of the total common equity ownership of KKR that is held by KKR & Co. L.P. (including equity awards issued under the KKR & Co. L.P. 2010 Equity Incentive Plan, but excluding preferred units), KKR Holdings and other holders of securities exchangeable into common units of KKR & Co. L.P. and represent the fully diluted common unit count using the if-converted method. We believe this measure is useful to unitholders as it provides an indication of the total common equity ownership of KKR as if all outstanding KKR Holdings units, equity awards issued under the Equity Incentive Plan and other exchangeable securities had been exchanged for common units of KKR & Co. L.P. The Series A and Series B Preferred Units are not exchangeable for common units of KKR & Co. L.P.

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

After-Tax Distributable Earnings

After-tax distributable earnings is used by management as an operating measure of the earnings excluding mark-to-market gains (losses) of KKR. KKR believes this measure is useful to unitholders as it provides a supplemental measure to assess performance, excluding the impact of mark-to-market gains (losses). After-tax distributable earnings excludes certain realized investment losses to the extent unrealized losses on these investments were recognized prior to the combination with KPE on October 1, 2009. After-tax distributable earnings does not represent and is not used to calculate actual distributions under KKR’s distribution policy.

The following table presents our after-tax distributable earnings on common units for the years ended December 31, 2016, 2015 and 2014 as described above. For a discussion of the components that drove the changes in our distributable earnings, see“—Segment Analysis.”

	Year Ended
($ in thousands except per unit data)	December 31, 2016		December 31, 2015		December 31, 2014
Revenues
Management, Monitoring and Transaction Fees, Net	$1,074,862		$1,142,050		$1,098,843
Realized Performance Income (loss)	1,289,554		1,046,801		1,241,468
Realized Investment Income (loss)	505,659	(2)	545,474	(1)	901,578
Total Distributable Segment Revenues	2,870,075		2,734,325		3,241,889

Expenses
Cash Compensation and Benefits	395,016		409,992		380,581
Realized Performance Income Compensation	538,321		418,718		496,589
Occupancy and Related Charges	62,400		62,657		57,787
Other Operating Expenses	234,348		233,618		229,069
Total Distributable Segment Expenses	1,230,085		1,124,985		1,164,026

Distributable Earnings Before Taxes, Noncontrolling Interests and Preferred Distributions	1,639,990		1,609,340		2,077,863

Less: Corporate and local income taxes paid	87,723		140,677		131,081
Less: Income attributable to segment noncontrolling interests	2,336		16,007		14,946
Less: Preferred Distributions	22,235		—		—

After-tax Distributable Earnings	$1,527,696		$1,452,656		$1,931,836

Per Adjusted Unit Eligible for Distribution	$1.89		$1.78		$2.47

(1) Amount includes a $100.0 million realized loss on a segment basis relating to the write-off of Energy Future Holdings which had previously been marked at zero on an unrealized basis.  Accordingly, this write-off had no impact on our Economic Net Income during the year ended December 31, 2015.

(2) Amount includes a $253.7 million realized loss relating to Samson Resources which had previously been marked at zero on an unrealized basis.  Accordingly, this had no impact on our Economic Net Income during the year ended December 31, 2016.

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

Book Value

Book value is a measure of the net assets of KKR’s reportable segments and is used by management primarily in assessing the unrealized value of KKR’s investments and other assets, including carried interest. We believe this measure is useful to unitholders as it provides additional insight into the assets and liabilities of KKR excluding the assets and liabilities that are allocated to noncontrolling interest holders and to the holders of the Series A and Series B Preferred Units.

Capital Invested

Capital invested is the aggregate amount of capital invested by (i) KKR’s investment funds, (ii) KKR's Principal Activities segment as a co-investment, if any, alongside KKR’s investment funds, and (iii) the Principal Activities segment in connection with a syndication transaction conducted by KKR's Capital Markets segment, if any.  Capital invested is used as a measure of investment activity at KKR during a given period. We believe this measure is useful to unitholders as it provides a measure of capital deployment across KKR’s business segments.  Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable.  Capital invested excludes (i) investments in liquid credit strategies, (ii) capital invested by KKR’s Principal Activities segment that is not a co-investment alongside KKR’s investment funds, and (iii) capital invested by the Principal Activities segment that is not invested in connection with a syndication transaction by KKR’s Capital Markets segment. Capital syndicated by our Capital Markets segment to third parties other than KKR’s investment funds or Principal Activities segment is not included in capital invested.  See also syndicated capital. In the fourth quarter of 2016, the capital invested metric was changed to include capital invested by KKR's Principal Activities segment and all prior periods in this report have been adjusted.

Economic Net Income (Loss) (“ENI”)

Economic net income (loss) is a measure of profitability for KKR’s reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to unitholders as it provides additional insight into the overall profitability of KKR’s businesses inclusive of carried interest, incentive fees and related carry pool allocations and investment income. ENI is comprised of total segment revenues less total segment expenses and certain economic interests in KKR’s segments held by third parties. Pre-tax Economic Net Income (Loss) represents Economic Net Income (Loss) after equity-based compensation. After-tax Economic Net Income (Loss) represents Economic Net Income (Loss) after equity-based compensation, provision for income taxes and preferred distributions.

Fee Paying AUM ("FPAUM")

Fee paying AUM represents only those assets under management of KKR or its strategic partners from which KKR receives management fees. We believe this measure is useful to unitholders as it provides additional insight into the capital base upon which KKR earns management fees. FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's fees and differs from AUM in the following respects: (i) assets and commitments from which KKR does not receive a fee are excluded (i.e. assets and commitments with respect to which it receives only carried interest or is otherwise not currently receiving a fee) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

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

	Year Ended
($ in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$287,072	$488,482	$477,611
Plus: Preferred Distributions	22,235	—	—
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	212,878	433,693	585,135
Plus: Non-cash equity-based charges	264,890	261,579	310,403
Plus: Amortization of intangibles, placement fees and other, net	(17,267)	47,599	290,348
Plus: Income tax (benefit)	24,561	66,636	63,669
Economic Net Income (Loss)	794,369	1,297,989	1,727,166
Plus: Income attributable to segment noncontrolling interests	2,336	16,007	14,946
Less: Total investment income (loss)	(78,764)	153,512	505,153
Less: Net performance income (loss)	492,371	724,701	805,553
Plus: Expenses of Principal Activities Segment	154,321	174,713	199,938
Fee Related Earnings	537,419	610,496	631,344
Plus: Net interest and dividends	134,096	208,451	273,175
Less: Expenses of Principal Activities Segment	154,321	174,713	199,938
Plus: Realized performance income (loss), net	751,233	628,083	744,879
Plus: Net realized gains (losses)	371,563	337,023	628,403
Less: Corporate and local income taxes paid	87,723	140,677	131,081
Less: Preferred Distributions	22,235	—	—
Less: Income attributable to segment noncontrolling interests	2,336	16,007	14,946
After-tax Distributable Earnings	$1,527,696	$1,452,656	$1,931,836

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the years ended December 31, 2016 and 2015. You should read this discussion in conjunction with the consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our four business segments in these periods, see “—Segment Analysis.” On January 1, 2016, KKR adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The adoption of ASU 2015-02 resulted in the de-consolidation of most of KKR's investment funds, but did not impact net income (loss) attributable to KKR & Co. L.P. KKR adopted this new guidance using the modified retrospective method. As a result, no retrospective adjustment is required and prior periods presented below have not been impacted.

Year ended December 31, 2016 compared to year ended December 31, 2015

	Year Ended
	December 31, 2016	December 31, 2015	Change
	($ in thousands)
Revenues
Fees and Other	$1,908,093	$1,043,768	$864,325

Expenses
Compensation and Benefits	1,063,813	1,180,591	(116,778)
Occupancy and Related Charges	64,622	65,683	(1,061)
General, Administrative and Other	567,039	624,951	(57,912)
Total Expenses	1,695,474	1,871,225	(175,751)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	342,897	4,672,627	(4,329,730)
Dividend Income	187,853	850,527	(662,674)
Interest Income	1,021,809	1,219,197	(197,388)
Interest Expense	(789,953)	(573,226)	(216,727)
Total Investment Income (Loss)	762,606	6,169,125	(5,406,519)

Income (Loss) Before Taxes	975,225	5,341,668	(4,366,443)

Income Taxes	24,561	66,636	(42,075)

Net Income (Loss)	950,664	5,275,032	(4,324,368)

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(8,476)	(4,512)	(3,964)
Net Income (Loss) Attributable to Noncontrolling Interests	649,833	4,791,062	(4,141,229)

Net Income (Loss) Attributable to KKR & Co. L.P.	309,307	488,482	(179,175)

Less: Net Income Attributable to Series A Preferred Unitholders	17,337	—	17,337
Less: Net Income Attributable to Series B Preferred Unitholders	4,898	—	4,898

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$287,072	$488,482	$(201,410)

Fees and Other

For the years ended December 31, 2016 and 2015, fees and other consisted of the following:

	Year Ended
	December 31, 2016	December 31, 2015	Change
Management Fees	$619,243	$201,006	$418,237
Transaction Fees	350,091	354,895	(4,804)
Monitoring Fees	146,967	336,159	(189,192)
Fee Credits	(128,707)	(17,351)	(111,356)
Carried Interest	803,185	—	803,185
Incentive Fees	8,709	16,415	(7,706)
Oil and Gas Revenue	65,754	112,328	(46,574)
Consulting Fees	42,851	40,316	2,535
Total Fees and Other	$1,908,093	$1,043,768	$864,325

On January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. When an investment fund is consolidated, management fees, fee credits and carried interest earned from consolidated funds are eliminated in consolidation and as such are not recorded in Fees and Other. The economic impact of these management fees, fee credits and carried interests that are eliminated is reflected as an adjustment to noncontrolling interests and has no impact to Net Income Attributable to KKR & Co. L.P. As a result of the de-consolidation of most of our investment funds, the management fees, fee credits and carried interests associated with funds that had previously been consolidated are included in Fees and Other beginning on January 1, 2016 as such amounts are no longer eliminated. For a discussion of other factors that affected fees and other, see "--Segment Analysis."

The increases in carried interest, management fees and fee credits are primarily due to activity from funds that are no longer consolidated as described above. For a more detailed discussion of the factors that affected our carried interest, management fees and fee credits during the period, see “—Segment Analysis.”

The carried interest gains earned during the year ended December 31, 2016 were due primarily to an overall increase in the value of our private equity portfolio. For a more detailed discussion of the factors that affected our Private Markets carried interest during the period, see “—Segment Analysis -- Private Markets -- Segment Revenues -- Performance Income.”

These increases were partially offset by a decrease in monitoring fees in our Private Markets business as discussed in greater detail in "--Segment Analysis -- Private Markets -- Segment Revenues -- Management, Monitoring and Transaction Fees, Net."

The decrease in oil and gas revenue was due primarily to lower production volumes and a lower price of oil in the year ended December 31, 2016 compared to the year ended December 31, 2015.

Compensation and Benefits Expenses

The decrease was primarily due to lower carry pool allocations reflecting a lower level of appreciation in the value of our private equity portfolio during the year ended December 31, 2016 compared to the year ended December 31, 2015.

General Administrative and Other Expenses

The decrease was primarily due to (i) a reduction in the fair value of the contingent consideration liability related to the acquisition of Prisma from $46.6 million to zero since it was determined that it was no longer probable that the sellers (certain of whom are employees of KKR) of Prisma would be entitled to any future additional payment under the arrangement, (ii) a decrease in the expenses of our consolidated oil and gas producing entities due to (a) a $54.0 million impairment charge incurred during the year ended December 31, 2015 compared to a $6.2 million charge incurred during the year ended December 31, 2016 and (b) a decrease in depreciation, depletion and amortization of our consolidated oil and gas producing entities caused by a lower cost basis due to previously recorded impairments and lower production volumes compared to the prior period. These decreases were partially offset by (i) an increase in placement fees incurred in connection with capital raising activity, the most significant of which relates to Americas Fund XII and (ii) financing costs incurred relating to debt at new consolidated CLOs for which the fair value option has been elected.

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

The following is a summary of net gains (losses) from investment activities:

	Year Ended December 31,
	2016	2015
	($ in thousands)
Private Equity Investments	$109,288	$5,592,970
Credit & Other Investments	(821,542)	(661,112)
Investments of Consolidated CFE's	185,712	(274,944)
Real Assets Investments	229,398	(444,186)
Debt Obligations	14,665	(60,145)
Other Net Gains (Losses) from Investment Activities	625,376	520,044
Net Gains (Losses) from Investment Activities	$342,897	$4,672,627

The net gains from investment activities for the year ended December 31, 2016 were comprised of net realized gains of $347.1 million and net unrealized losses of $(4.2) million. For the year ended December 31, 2016, net realized gains were comprised primarily of the net impact of (i) realized gains on sales of private equity investments held directly by KKR, including the partial sales of Walgreens Boots Alliance, Inc. (NASDAQ: WBA), Zimmer Biomet Holdings, Inc. (NYSE: ZBH). and HCA Holdings, Inc. (NYSE: HCA); (ii) realized losses in connection with our investment in Samson Resources (energy sector); (iii) realized losses on assets held at consolidated CLOs and (iv) realized gains on debt held at consolidated CLOs. For the year ended December 31, 2016, net unrealized losses were driven primarily by (i) mark-to-market losses in our private equity portfolio held directly by KKR including unrealized losses in First Data Corporation (NYSE: FDC), (ii) mark-to-market losses on assets in our consolidated special situations funds, (iii) mark-to-market losses on debt held through consolidated CMBS and (iv) the reversal of unrealized gains on the partial sales of Walgreens Boots Alliance, Inc., Zimmer Biomet Holdings, Inc. and HCA Holdings, Inc., as well as the reversal of unrealized gains on debt realizations at our consolidated CLOs. Offsetting these unrealized losses were unrealized gains, the most significant of which were unrealized gains relating to (i) the reversal of unrealized losses in connection with our investment in Samson Resources, (ii) reversals of unrealized losses on asset realizations in our consolidated CLOs and (iii) mark-to-market gains on investments held through consolidated CMBS structures. For a discussion of other factors that affected KKR's investment income, see "--Segment Analysis."

For the year ended December 31, 2015, the most significant driver of the net investment gains related to gains and losses at KKR's consolidated private equity funds as discussed in greater detail in "--Segment Analysis -- Private Markets -- Segment Revenues -- Performance Income."

Dividend Income

On January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, dividends received from our investment funds that had previously been consolidated are not included in the statement of operations.

The decrease was primarily due to a decrease associated with investment funds no longer being consolidated in the 2016 period as a result of the adoption of ASU 2015-02. During the year ended December 31, 2016 significant dividends received included $51.5 million from our consolidated special situations funds and dividends from US Foods Holding Corp. of $23.4 million, Sedgwick Claims Management Services (financial services sector) of $12.7 million and PRA Health Sciences, Inc. (NASDAQ: PRAH) of $4.1 million. During the year ended December 31, 2015 we received dividends of $123.7 million from WMF (consumer products sector), $114.9 million from CITIC Envirotech Ltd. (SP: CEL), $86.2 million from MMI Holdings

Limited (technology sector), $80.5 million from Academy Ltd. (retail sector), $65.9 million from Aricent Inc. (technology sector) and an aggregate of $379.3 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "--Segment Analysis."

Interest Income

On January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest income received from our investment funds that had previously been consolidated is not included in the statement of operations.

The decrease was primarily due to investment funds (primarily those that are credit-oriented) no longer being consolidated in the 2016 period as a result of the adoption of ASU 2015-02. This decrease was partially offset by the consolidation of CMBS entities beginning in the second quarter of 2015 as well as interest earned on new CMBS loans acquired by KKR Real Estate Finance Trust Inc. For a discussion of other factors that affected KKR's interest income, see "--Segment Analysis."

Interest Expense

On January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest expense incurred by our investment funds that had previously been consolidated is not included in the statement of operations.

The increase was primarily due to (i) the consolidation of CMBS entities beginning in the second quarter of 2015, (ii) increased CMBS borrowings by KKR Real Estate Finance Trust Inc. and (iii) interest expense associated with certain notes issued by consolidated CLOs of KFN being called for redemption. Third party CLO subordinated note holders receive the residual interest after all other payments have been made and as a result of a paydown made in August 2016, KKR recorded interest expense of $59.9 million. In addition, an incremental $8.8 million of accelerated accretion of debt discounts was recorded in connection with the notes of this CLO being called for redemption. These increases were partially offset by a decrease in interest expense associated with financing facilities at investment funds no longer being consolidated in the first half of 2016 as a result of the adoption of ASU 2015-02 and to a lesser extent the redemption of KFN's 8.375% Notes due 2041 in November 2016. For a discussion of other factors that affected KKR's interest expense, see "--Segment Analysis."

Income (Loss) Before Taxes

The decrease for the year ended December 31, 2016, was due primarily to the adoption of ASU 2015-02 which resulted in the de-consolidation of most of KKR's investments funds that had been consolidated prior to such date, as described above.

Income Taxes

The decrease is due primarily to a lower level of fees earned by our management companies and a lower level of unrealized carried interest gains accrued by certain fund entities during the year ended December 31, 2016.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the year ended December 31, 2016 relates primarily to net income attributable to KKR Holdings L.P. representing its ownership interests in the KKR Group Partnerships and to those investment funds that we consolidate. The decrease from the prior period is due primarily to noncontrolling interests attributed to third party limited partners in our investment funds that had previously been consolidated, but which are not included in the statement of operations effective with the adoption of ASU 2015-02 on January 1, 2016.

Net Income (Loss) Attributable to KKR & Co. L.P.

The decrease for the year ended December 31, 2016, was due primarily to a lower level of investment income, carried interest and fee income attributable to KKR & Co. L.P. as compared to the prior year.

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

Expenses

The decrease was primarily due to a decrease in general administrative and other expense of $244.7 million and a decrease in compensation and benefits of $83.3 million. The decrease in general administrative and other expense was primarily attributable to (i) a lower level of impairment charges relating to long-lived assets at our consolidated oil and gas producing entities during the year ended December 31, 2015 as compared to the year ended December 31, 2014, (ii) a decrease in operating expenses of our consolidated oil and gas producing entities that resulted primarily from assets sold in the third and fourth quarters of 2014 and a reduction in depreciation in 2015 as a result of an impairment of the long-lived assets of these entities in the fourth quarter of 2014 and (iii) non-recurring amounts accrued for litigation in 2014. The decrease in compensation and benefits was due primarily to (i) lower carry pool allocations as a result of the recognition of a lower level of carried interest during the year ended December 31, 2015 as compared to the year ended December 31, 2014, (ii) lower equity-based compensation related to KKR Holdings reflecting fewer KKR Holdings units vesting for expense recognition purposes and a lower level of amounts allocated to principals in excess of such principal’s vested equity interests. These decreases were partially offset by (i) an increase in cash compensation reflecting a higher level of fees which generally results in higher compensation expense and (ii) higher equity-based compensation relating primarily to additional equity grants under the Equity Incentive Plan.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Year Ended December 31,
	2015	2014
	($ in thousands)
Net Gains (Losses) from Private Equity Investments	$5,592,970	$4,586,193
Other Net Gains (Losses) from Investment Activities (1)	(920,343)	192,039
Net Gains (Losses) from Investment Activities	$4,672,627	$4,778,232

(1) The 2015 amount includes a realized loss of approximately $2 billion on a consolidated basis relating to the write-off of Energy Future Holdings (energy sector) which had previously been marked at zero on an unrealized basis.  Accordingly, this write-off had no impact on our Net Gains (Losses) from Investment Activities during the year ended December 31, 2015.

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

A significant driver of net gains (losses) from investment activities for the year ended December 31, 2015 was related to unrealized gains and losses from changes in fair value in our private equity investments. The net increase in the value of our private markets portfolio was driven primarily by net unrealized gains of $1.8 billion, $1.5 billion and $0.9 billion in our 2006 Fund, North America Fund XI and Asian Fund II, respectively.  For the year ended December 31, 2015, the value of our private equity investment portfolio increased 14.2%. This was comprised of a 19.5% increase in the share prices of various publicly held or publicly indexed investments and a 9.3% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Walgreens Boots Alliance, Inc., PRA Health Sciences, Inc. (NASDAQ: PRAH) and GoDaddy, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet (NASDAQ: RNET), HCA Holdings, Inc. (NYSE: HCA) and CITIC Envirotech Ltd. (SP: CEL). Subsequent to December 31, 2015, world equity markets declined sharply with both the S&P 500 and the MSCI World Index down on a total return basis, including dividends, as of February 22, 2016. See "--Business Environment". Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co. Ltd (healthcare sector), Capital Safety Group (industrial sector) and Alliant Insurance Services (financial services sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd. (industrial sector), Acteon Group Ltd (energy sector) and Aceco TI S.A. (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflect agreements to sell these investments in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

A significant driver of net gains (losses) from investment activities for the year ended December 31, 2014 was related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $2.2 billion, $1.2 billion and $1.1 billion in our 2006 Fund, European Fund III and North America Fund XI, respectively. Approximately 23% of the net change in value for the year ended December 31, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on PRA Health Sciences, Inc., HCA Holdings, Inc., NXP Semiconductors N.V. (NASDAQ: NXPI) and Yageo Corporation (TW: 2327). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Tarkett S.A. (PA: TKTT), ProSiebenSat.1 Media AG (XETRA: PSM) and China Greenland Rundong Auto Group Ltd (HK: 1365). Our privately‑held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH (healthcare sector), Biomet, Inc. (healthcare sector) and WILD Flavors GmbH (consumer products sector). The unrealized gains on our privately‑held investments were partially offset by unrealized losses relating primarily to Northgate Information Solutions (technology sector), Samson Resources (energy sector) and Toys R Us (retail sector). The unrealized gains were also offset by unrealized losses in our energy assets from our Natural Resources Fund and Energy Income and Growth Fund of approximately $352 million. The increased valuations of individual companies in our privately‑held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of WILD

Flavors GmbH and Biomet, Inc., an increase that primarily reflected agreements to sell these investments, with the sale of WILD Flavors GmbH completed in October 2014, and (iii) in the case of Alliance Boots GmbH, primarily due to an agreement to exit the investment and to a lesser extent an increase in the value of a publicly traded stock that was expected to be delivered pursuant to this agreement, which was completed on December 31, 2014. The decreased valuations of individual companies in our privately‑held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook. The decreased valuation of energy assets are generally related to decreases in commodity prices.

Dividend Income

During the year ended December 31, 2015 we received dividends of $123.7 million from WMF (consumer products sector), $114.9 million from CITIC Envirotech Ltd., $86.2 million from MMI Holdings Limited (technology sector), $80.5 million from Academy Ltd. (retail sector), $65.9 million from Aricent Inc. (technology sector) and an aggregate of $379.3 million of dividends from other investments. During the year ended December 31, 2014, we received dividends of $178.6 million from Visma (technology sector), $171.6 million from Capsugel (manufacturing sector), $162.1 million from Capital Safety Group, $87.7 million from WMF and an aggregate of $574.5 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

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

Consolidated Statements of Financial Condition

The following tables provide the Consolidated Statements of Financial Condition on a GAAP Basis as of December 31, 2016 and December 31, 2015.

(Amounts in thousands, except common unit and per common unit amounts)
	As of December 31, 2016	As of December 31, 2015

Assets
Cash and Cash Equivalents	$2,508,902	$1,047,740
Investments	31,409,765	65,305,931
Other	5,084,230	4,688,668
Total Assets	39,002,897	71,042,339

Liabilities and Equity
Debt Obligations	18,544,075	18,714,597
Other Liabilities	3,340,739	2,860,157
Total Liabilities	21,884,814	21,574,754

Redeemable Noncontrolling Interests	632,348	188,629

Equity
Series A Preferred Units	332,988	—
Series B Preferred Units	149,566	—
KKR & Co. L.P. Capital - Common Unitholders	5,457,279	5,547,182
Noncontrolling Interests	10,545,902	43,731,774
Total Equity	16,485,735	49,278,956
Total Liabilities and Equity	$39,002,897	$71,042,339

KKR & Co. L.P. Capital Per Outstanding Common Unit - Basic	$12.06	$12.12

Consolidated Statement of Cash Flows

The accompanying consolidated statements of cash flows include the cash flows of our consolidated entities which include certain consolidated investment funds and CFEs notwithstanding the fact that we may hold only a minority economic interest in those funds and CFEs.

On January 1, 2016, KKR adopted ASU 2015-02 which resulted in the de-consolidation of most of KKR's investment funds. KKR adopted this new guidance using the modified retrospective method. As a result, no retrospective adjustment is required and prior periods discussed below have not been impacted.

The assets of our consolidated funds and CFEs, on a gross basis, can be substantially larger than the assets of our business and, accordingly, could have a substantial effect on the cash flows reflected in our consolidated statements of cash flows. The primary cash flow activities of our consolidated funds and CFEs involve: (i) capital contributions from fund investors; (ii) using the capital of fund investors to make investments; (iii) financing certain investments with indebtedness; (iv) generating cash flows through the realization of investments; and (v) distributing cash flows from the realization of investments to fund investors. Because our consolidated funds and CFEs are treated as investment companies for accounting purposes, certain of these cash flow amounts are included in our cash flows from operations.

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $(1.6) billion, $0.4 billion and $1.5 billion during the years ended December 31, 2016, 2015 and 2014, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments of $(1.2) billion, $(0.7) billion and $1.0 billion during the years ended December 31, 2016, 2015 and 2014, respectively; (ii) net realized gains (losses) on investments of $0.3 billion, $3.0 billion and $5.4 billion during the years ended December 31, 2016, 2015 and 2014, respectively; and (iii) change in unrealized gains (losses) on investments of $(4.2) million, $1.7 billion and $(0.7) billion during the years ended December 31, 2016, 2015 and 2014, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $(62.5) million, $(425.2) million and $(22.9) million during the years ended December 31, 2016, 2015 and 2014, respectively. Our investing activities included: (i) a change in restricted cash and cash equivalents (that primarily funds collateral requirements) of $1.4 million, $(164.6) million and $(10.8) million during the years ended December 31, 2016, 2015 and 2014, respectively; (ii) the purchases of fixed assets of $(62.7) million, $(169.4) million and $(12.2) million during the years ended December 31, 2016, 2015 and 2014, respectively; (iii) proceeds from sales of oil and natural gas properties, net of development of oil and natural gas properties of $(1.3) million, $(91.1) million and $(151.4) million for the years ended December 31, 2016, 2015 and 2014, respectively; and (iv) net of cash acquired of $151.5 million for the year ended December 31, 2014.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was $3.1 billion, $0.2 billion and $(1.9) billion during the years ended December 31, 2016, 2015 and 2014, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling and redeemable noncontrolling interests of $0.9 billion, $(7.0) billion and $(2.7) billion during the years ended December 31, 2016, 2015 and 2014, respectively; (ii) proceeds received net of repayment of debt obligations of $2.4 billion, $8.1 billion and $1.7 billion during the years ended December 31, 2016, 2015 and 2014, respectively; (iii) distributions to our partners of $(285.4) million, $(706.6) million and $(785.0) million during the years ended December 31, 2016, 2015 and 2014, respectively; (iv) net delivery of common units of $(50.5) million, $15.2 million and $(8.8) million during the years ended December 31, 2016, 2015 and 2014, respectively; (v) unit repurchases of $(296.8) million and $(161.9) million during the years ended December 31, 2016 and 2015; (vi) issuance of Preferred Units of $482.6 million during the year ended December 31, 2016 and (vii) Preferred Units distributions of $(22.2) million during the year ended December 31, 2016.

Segment Analysis

The following is a discussion of the results of our four reportable business segments for the years ended December 31, 2016, 2015 and 2014. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Operating and Performance Measures” and the consolidated financial statements and related notes included elsewhere in this report.

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

Expenses Allocated to Principal Activities

A portion of our cash compensation and benefits, occupancy and related charges and other operating expenses previously included in the Private Markets, Public Markets and Capital Markets segments is now allocated to the Principal Activities segment. The Principal Activities segments incurs its own direct costs, and an allocation from the other segments is also made to reflect the estimated amount of costs that are necessary to operate our Principal Activities segment, which are incremental to those costs incurred directly by the Principal Activities segment. The total amount of expenses (other than its direct costs) that is allocated to Principal Activities is based on the proportion of revenue earned by Principal Activities, relative to other operating segments, over the preceding four calendar years. This allocation percentage is updated annually or more frequently if there are material changes to our business. The method for expense allocation to be used in 2017 to allocate expense to the Principal Activities segment is currently being re-evaluated, and the percentage used to allocate such expenses for 2017 has currently not been determined. Below is a summary of the allocation to Principal Activities, relative to other operating segments, for the years ended December 31, 2016, 2015 and 2014:

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

Allocations of Corporate Overhead

Corporate expenses are allocated to each of the Private Markets, Public Markets, Capital Markets and Principal Activities segments based on the proportion of revenues earned by each segment over the preceding four calendar years. In our segment presentation reported prior to December 31, 2015, all corporate expenses were allocated to the Private Markets segment. Below is a summary of the allocations to each of our operating segments for the years ended December 31, 2016, 2015 and 2014.

	Expense Allocation
Segment	2016	2015	2014

Private Markets	61.6%	58.7%	56.2%
Public Markets	10.1%	9.8%	7.1%
Capital Markets	5.7%	6.1%	5.0%
Principal Activities	22.6%	25.4%	31.7%
Total Reportable Segments	100.0%	100.0%	100.0%

Based on revenue earned in	2015, 2014, 2013 & 2012	2014, 2013, 2012 & 2011	2013, 2012, 2011 & 2010

In connection with these modifications, segment information for the year ended December 31, 2014 has been presented in this Annual Report on Form 10-K in conformity with KKR’s current segment presentation. Consequently, this information will not be consistent with historical segment financial results previously reported. While the modified segment presentation impacted the amount of economic net income reported by each operating segment, it had no impact on KKR’s economic net income on a total reportable segment basis.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the years ended December 31, 2016 and 2015.

Year ended December 31, 2016 compared to year ended December 31, 2015

	Year Ended
	December 31, 2016	December 31, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$466,422	$465,575	$847
Monitoring Fees	64,354	264,643	(200,289)
Transaction Fees	132,602	144,652	(12,050)
Fee Credits	(103,579)	(195,025)	91,446
Total Management, Monitoring and Transaction Fees, Net	559,799	679,845	(120,046)

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	1,252,370	1,018,201	234,169
Unrealized Carried Interest	(416,060)	182,628	(598,688)
Total Performance Income	836,310	1,200,829	(364,519)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	1,396,109	1,880,674	(484,565)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	194,240	193,995	245
Realized Performance Income Compensation	523,448	407,280	116,168
Unrealized Performance Income Compensation	(159,786)	74,560	(234,346)
Total Compensation and Benefits	557,902	675,835	(117,933)
Occupancy and related charges	35,785	33,640	2,145
Other operating expenses	135,425	127,836	7,589
Total Segment Expenses	729,112	837,311	(108,199)

Income (Loss) attributable to noncontrolling interests	—	1,645	(1,645)

Economic Net Income (Loss)	$666,997	$1,041,718	$(374,721)

Assets Under Management	$73,815,500	$66,028,600	$7,786,900
Fee Paying Assets Under Management	$52,204,800	$45,307,400	$6,897,400
Capital Invested	$6,344,000	$6,279,500	$64,500
Uncalled Commitments	$31,478,700	$22,766,300	$8,712,400

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net decrease was primarily due to a decrease in monitoring fees of $200.3 million and a decrease in transaction fees of $12.1 million, partially offset by a corresponding decrease in fee credits of $91.4 million. The decrease in monitoring fees was primarily the result of $198.8 million of fees received during 2015 from the termination of monitoring agreements in connection with the exits or partial exits of the following (i) Alliance Boots GmbH, which was acquired by Walgreens Co. and renamed Walgreens Boots Alliance, Inc. (NASDAQ: WBA) subsequent to the acquisition, (ii) Big Heart Pet Brands (consumer products sector), (iii) Biomet, Inc., which was acquired by Zimmer Holdings Inc. and renamed Zimmer Biomet Holdings, Inc. (NYSE: ZBH) subsequent to its acquisition, (iv) the IPO of Go Daddy Inc. (NYSE: GDDY) and (v) the IPO of First Data Corporation (NYSE: FDC) compared to $15.3 million of such termination payments during the year ended December 31, 2016 in connection with the IPO of US Foods Holding Corp. (NYSE: USFD). The level of termination payments that were realized in 2015 and in certain other historical periods are not expected to recur in future periods, because current monitoring agreements generally provide for smaller termination payments than have been provided for in such historical periods. Termination payments may recur in future periods but are infrequent in nature and are generally correlated with IPO and other realization activity in our private equity portfolio. In addition, recurring monitoring fees decreased $16.8 million as a result of a decrease in the average size of the fee paid by the portfolio companies. For the year ended December 31, 2016, we had 53 portfolio companies that were paying an average monitoring fee of $0.9 million compared with 52 portfolio companies that were paying an average monitoring fee of $1.3 million for the year ended December 31, 2015. The decrease in transaction fees was primarily attributable to a decrease in both the number and size of transaction fee generating investments. During the year ended December 31, 2016, there were 35 investments that paid an average fee of $3.8 million compared to 37 transaction fee-generating investments paying an average fee of $3.9 million during the year ended December 31, 2015. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The decrease in fee credits is due primarily to a lower level of monitoring fees. The increase in management fees was primarily due to an increase in capital raised in Global Infrastructure Investors II and Real Estate Partners Europe as well as more capital earning a fee in European Fund IV during 2016 as such fund was continuing its capital raising efforts in 2015. These increases were partially offset by a decrease in management fees attributable to lower invested capital in our 2006 Fund, European Fund II and Asian Fund as a result of realizations. On January 1, 2017, Americas Fund XII commenced its investment period and North America Fund XI entered its post investment period, the net effect of which is expected to be an increase in management fees by approximately $90 million in 2017 if not offset by other factors. On a segment basis, placement fees incurred in connection with capital raising activity are amortized as a reduction of revenues. See also discussion under “- Assets Under Management” and “- Fee-Paying Assets Under Management”.

Performance Income

The net decrease is attributable to a lower level of carried interest primarily reflecting a lower level of net appreciation in value of our private equity portfolio compared to the prior period.
Realized carried interest for the year ended December 31, 2016 consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc., Alliance Tire Group B.V. (manufacturing sector) and HCA Holdings, Inc.

Realized carried interest for the year ended December 31, 2015 consisted primarily of realized gains from the sales or partial sales of Walgreens Boots Alliance, Inc., Capital Safety Group and Zimmer Biomet Holdings, Inc.

The following table presents net unrealized carried interest by investment vehicle for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	($ in thousands)
Asian Fund II	$146,382	$163,645
North America Fund XI	124,202	209,361
Co-Investment Vehicles and Other	33,976	(39,248)
China Growth Fund	7,668	31,730
Real Estate Partners Americas	(2,452)	14,669
European Fund IV	6,291	3,813
E2 Investors	1,453	(20,564)
Global Infrastructure Investors	948	6,678
European Fund	(4,395)	(3,705)
European Fund III	(17,602)	42,923
Millennium Fund	(87,628)	(26,714)
Asian Fund	(104,797)	(116,185)
European Fund II	(191,071)	30,797
2006 Fund	(315,187)	(111,965)
Management Fee Refunds	(13,848)	(2,607)

Total (1)	$(416,060)	$182,628
(1) The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the year ended December 31, 2016, the net unrealized carried interest loss of $(416.1) million included $712.2 million representing net increases in the value of various portfolio companies, and net unrealized losses of $(1,128.3) million primarily representing reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the year ended December 31, 2016, the value of our private equity investment portfolio increased 11.9%. This was comprised of a 3.9% increase in the share prices of various publicly held or publicly indexed investments and an 18.4% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in US Foods Holding Corp. (NYSE: USFD), PRA Health Sciences Inc. (NASDAQ: PRAH) and HCA Holdings, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in First Data Corporation (NYSE:FDC), Walgreens Boots Alliance, Inc. (NYSE:WBA) and Qingdao Haier (CH: 600690). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co. Ltd, Capsugel (manufacturing) and Sedgwick Claims Management Services. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Group (technology sector), OEG Management Partners Limited (energy sector) and Academy Ltd. (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Panasonic Healthcare Co. Ltd, Capsugel and Sedgwick Claims Management Services, valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

In addition to the agreements to sell a portion of Panasonic Healthcare Co. Ltd, and all of Capsugel, as indicated above, realization activity such as dividends and agreements to sell, including partial sales and secondary sales, subsequent to December 31, 2016 are expected, certain of which are subject to closing conditions, with respect to the following private equity portfolio companies: Asia Dairy Holdings, Galenica AG, Gland Pharma Limited, HCA Holdings, Inc., China Greenland Rundong Auto Group Limited, TVS Logistics Services Limited, U.S. Foods Holding Corp., and National Vision, Inc. (retail sector).

The reversals of previously recognized net unrealized gains for the year ended December 31, 2016 resulted primarily from the sale or partial sales of Walgreens Boots Alliance, Alliance Tire Group B.V. and HCA Holdings, Inc. During the year ended December 31, 2016, we recognized realized losses on Samson Resources (energy sector). This recognition of realized losses did not have a significant impact on our 2016 net carried interest because this investment had already been written down to zero value in prior periods. See "--Segment Analysis--Principal Activities Segment" and "See "--Segment Analysis--Principal Activities Segment" and "--Segment Operating and Performance Measures--After-Tax Distributable Earnings" for a discussion of how our Samson Resources investment impacted Principal Activities and our distributable earnings.

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

For the year ended December 31, 2015, the value of our private equity investment portfolio increased 14.2%. This was comprised of a 19.5% increase in the share prices of various publicly held or publicly indexed investments and a 9.3% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Walgreens Boots Alliance, Inc., PRA Health Sciences, Inc. (NASDAQ: PRAH) and GoDaddy, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet (NASDAQ: RNET), HCA Holdings, Inc. (NYSE: HCA) and CITIC Envirotech Ltd. Subsequent to December 31, 2015, world equity markets declined sharply with both the S&P 500 and the MSCI World Index down on a total return basis, including dividends, as of February 22, 2016. See "--Business Environment". Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co. Ltd (healthcare sector), Capital Safety Group (industrial sector) and Alliant Insurance Services (financial services sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd. (industrial sector), Acteon Group Ltd (energy sector) and Aceco TI S.A. (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflect agreements to sell these investments in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

The reversals of previously recognized net unrealized gains for the year ended December 31, 2015 resulted primarily from the sale or partial sales of Walgreens Boots Alliance, Inc., Capital Safety Group and Zimmer Biomet Holdings, Inc. During the year ended December 31, 2015, we wrote off Energy Future Holdings (energy sector) and recognized realized losses. This write-off did not have a significant impact on our 2015 net carried interest because this investment had already been written down to zero value in prior periods. See "--Segment Analysis--Principal Activities Segment" and "--Segment Operating and Performance Measures--After-Tax Distributable Earnings" for a discussion of how the Energy Future Holdings write-off impacted Principal Activities and our distributable earnings.

Segment Expenses

Compensation and Benefits

The net decrease was due primarily to lower net performance income compensation resulting from a lower level of appreciation in value of our private equity portfolio as described above.

Occupancy and Other Operating Expenses

The increase is due to a higher level of expenses that are creditable to our investment funds and information technology related expenses.

Economic Net Income (Loss)

The decrease was primarily due to the lower levels of performance income and reduction in monitoring fees partially offset by the decrease in segment expenses as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2015 to December 31, 2016:

($ in thousands)
December 31, 2015	$66,028,600
New Capital Raised	16,170,200
Distributions and Other	(13,557,100)
Change in Value	5,173,800
December 31, 2016	$73,815,500

AUM for the Private Markets segment was $73.8 billion at December 31, 2016, an increase of $7.8 billion, compared to $66.0 billion at December 31, 2015. The increase was primarily attributable to new capital raised primarily in our Americas Fund XII, KKR Real Estate Finance Trust Inc., our Next Generation Technology Growth Fund and, to a lesser extent, an increase in the value of our Private Markets portfolio. These increases were offset by distributions to Private Markets fund investors primarily as a result of realizations most notably in our 2006 Fund, Asian Fund, and European Fund III.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $1.4 billion in our North American Fund XI, $1.0 billion in our 2006 Fund and $0.9 billion in our European Fund III.  The drivers of the overall change in value for Private Markets were a 3.9% increase in the share prices of various publicly held or publicly indexed investments and an 18.4% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in US Foods Holding Corp. (NYSE: USFD), PRA Health Sciences Inc. (NASDAQ: PRAH) and HCA Holdings, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in First Data Corporation (NYSE:FDC), Walgreens Boots Alliance, Inc. (NYSE:WBA) and Qingdao Haier (CH: 600690). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co. Ltd, Capsugel (manufacturing) and Sedgwick Claims Management Services. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Group (technology sector), OEG Management Partners Limited (energy sector) and Academy Ltd. (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Panasonic Healthcare Co. Ltd, Capsugel and Sedgwick Claims Management Services, valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Certain investments included in our AUM are denominated in currencies other than the U.S. dollar. Those investments expose our AUM to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our policy is to minimize these risks in certain cases by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which the investments are denominated. We do not, however, hedge our currency exposure in all currencies or all investments. See “-Quantitative and Qualitative Disclosures about Market Risk -- Exchange Rate Risk” and “Risk Factors-Risks Related to the Assets We Manage--We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.”

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2015 to December 31, 2016:

($ in thousands)
December 31, 2015	$45,307,400
New Capital Raised	14,520,900
Distributions and Other	(5,258,000)
Net Changes in Fee Base of Certain Funds	(2,546,200)
Change in Value	180,700
December 31, 2016	$52,204,800

FPAUM in our Private Markets segment was $52.2 billion at December 31, 2016, an increase of $6.9 billion, compared to $45.3 billion at December 31, 2015. The increase was primarily attributable to new capital raised in our Americas Fund XII, Real Estate Partners Europe, KKR Real Estate Finance Trust Inc., and Next Generation Technology Growth Fund. These increases were partially offset by distributions and other activity and net changes in the fee base of certain funds. Distributions and other activity primarily related to (i) realizations in our 2006 Fund, Asian Fund and European Fund III and (ii) the termination of a management fee agreement with respect to one client. The decreases related to net changes in fee base primarily relates to our North America Fund XI entering its post-investment period during which it earns fees based on invested capital rather than committed capital. Additionally, upon entering its post-investment period, North America Fund XI has established a reserve on its fund investors' capital commitments on which no fee is paid unless such capital is invested. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $6.7 billion at December 31, 2016, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 0.9%.  We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned. On January 1, 2017, Americas Fund XII commenced its investment period and North America Fund XI entered its post investment period, the net effect of which is expected to be an increase in management fees in 2017 if not offset by other factors.

Capital Invested

For the year ended December 31, 2016, capital invested in our private equity platform increased from $4.6 billion in the prior year to $5.1 billion in the current year. This increase was partially offset by a decrease in capital invested in our real assets and other platforms which decreased from $1.7 billion in the prior year to $1.2 billion in the current year. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. As of February 9, 2017, our Private Markets business had announced transactions that were subject to closing which aggregated approximately $3.0 billion. Transactions subject to closing are subject to closing conditions which, if not satisfied, would result in a transaction not being consummated.
Uncalled Commitments

As of December 31, 2016, our Private Markets segment had $31.5 billion of remaining uncalled capital commitments that could be called for investments in new transactions. The increase is due primarily to new capital raised in Americas Fund XII, partially offset by capital called from fund investors to fund investments during the period.

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the years ended December 31, 2015 and 2014.

Year ended December 31, 2015 compared to year ended December 31, 2014

	Year Ended
	December 31, 2015	December 31, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$465,575	$453,210	$12,365
Monitoring Fees	264,643	135,160	129,483
Transaction Fees	144,652	214,612	(69,960)
Fee Credits	(195,025)	(198,680)	3,655
Total Management, Monitoring and Transaction Fees, Net	679,845	604,302	75,543

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	1,018,201	1,159,011	(140,810)
Unrealized Carried Interest	182,628	70,058	112,570
Total Performance Income	1,200,829	1,229,069	(28,240)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	1,880,674	1,833,371	47,303

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	193,995	153,339	40,656
Realized Performance Income Compensation	407,280	463,605	(56,325)
Unrealized Performance Income Compensation	74,560	33,430	41,130
Total Compensation and Benefits	675,835	650,374	25,461
Occupancy and related charges	33,640	30,946	2,694
Other operating expenses	127,836	125,398	2,438
Total Segment Expenses	837,311	806,718	30,593

Income (Loss) attributable to noncontrolling interests	1,645	1,424	221

Economic Net Income (Loss)	$1,041,718	$1,025,229	$16,489

Assets Under Management	$66,028,600	$64,611,300	$1,417,300
Fee Paying Assets Under Management	$45,307,400	$47,262,500	$(1,955,100)
Capital Invested	$6,279,500	$9,202,700	$(2,923,200)
Uncalled Commitments	$22,766,300	$18,272,400	$4,493,900

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

The following table presents net unrealized carried interest by investment vehicle for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	($ in thousands)
North America Fund XI	$209,361	$189,063
Asian Fund II	163,645	58,967
European Fund III	42,923	(34,914)
China Growth Fund	31,730	(6,346)
European Fund II	30,797	(112,091)
Real Estate Partners Americas	14,669	(662)
Global Infrastructure Investors	6,678	—
European Fund IV	3,813	—
European Fund	(3,705)	(826)
E2 Investors	(20,564)	(20,253)
Millennium Fund	(26,714)	(40,489)
Co-Investment Vehicles and Other	(39,248)	99,026
2006 Fund	(111,965)	128,970
Asian Fund	(116,185)	(176,456)
Management Fee Refunds	(2,607)	(13,931)

Total (1)	$182,628	$70,058
(1) The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

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

For the year ended December 31, 2015, the value of our private equity investment portfolio increased 14.2%. This was comprised of a 19.5% increase in the share prices of various publicly held or publicly indexed investments and a 9.3% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Walgreens Boots Alliance, Inc., PRA Health Sciences, Inc. (NASDAQ: PRAH) and GoDaddy, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet (NASDAQ: RNET), HCA Holdings, Inc. (NYSE: HCA) and CITIC Envirotech Ltd. (SP: CEL). Subsequent to December 31, 2015, world equity markets declined sharply with both the S&P 500 and the MSCI World Index down on a total return basis, including dividends, as of February 22, 2016. See "--Business Environment". Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co. Ltd (healthcare sector), Capital Safety Group (industrial sector) and Alliant Insurance Services (financial services sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd. (industrial sector), Acteon Group Ltd (energy sector) and Aceco TI S.A. (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflect agreements to sell these investments in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

The reversals of previously recognized net unrealized gains for the year ended December 31, 2015 resulted primarily from the sale or partial sales of Walgreens Boots Alliance, Inc., Capital Safety Group and Zimmer Biomet Holdings, Inc. During the year ended December 31, 2015, we wrote off Energy Future Holdings (energy sector) and recognized realized losses. This write-off did not have a significant impact on our 2015 net carried interest because this investment had already been written down to zero value in prior periods. See "--Segment Analysis--Principal Activities Segment" and "--Liquidity--Liquidity

Needs--After-Tax Distributable Earnings" for a discussion of how the Energy Future Holdings write-off impacted Principal Activities and our distributable earnings. Subsequent to December 31, 2015, we expect to write-off our investment in Samson Resources once our losses are realized. Since this investment has already been written down to zero value in periods prior to December 31, 2015, this write-off is not expected to have a significant impact on our net carried interest in future periods.

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
For the year ended December 31, 2014, the value of our private equity investment portfolio increased 12.8%. Increased share prices of various publicly held investments comprised approximately 23% of the net increase in value for the year ended December 31, 2014, the most significant of which were gains on PRA Health Sciences, Inc., HCA Holdings, Inc., NXP Semiconductors N.V. and Yageo Corporation. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Tarkett S.A., ProSiebenSat.1 Media AG and China Greenland Rundong Auto Group Limited. Our privately‑held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Biomet, Inc. and WILD Flavors GmbH. The unrealized gains on our privately‑held investments were partially offset by unrealized losses relating primarily to Northgate Information Solutions, Samson Resources and Toys R Us. The increased valuations of individual companies in our privately‑held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of WILD Flavors GmbH and Biomet, Inc., an increase that primarily reflected agreements to sell these investments, with the sale of WILD Flavors GmbH completed in October 2014, and (iii) in the case of Alliance Boots GmbH, primarily due to an agreement to exit the investment and to a lesser extent an increase in the value of a publicly traded stock that was expected to be delivered pursuant to this agreement, which was completed on December 31, 2014. The decreased valuations of individual companies in our privately‑held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.
The reversals of previously recognized net unrealized gains for the year ended December 31, 2014 resulted primarily from the sale of Oriental Brewery, the sale of WILD Flavors GmbH, the partial sale of HCA Holdings, Inc. and the sale of Jazz Pharmaceuticals, Inc. (NASDAQ: JAZZ). During the year ended December 31, 2014, we wrote off A.T.U Auto-Teile-Unger (retail sector) and U.N. RO‑RO Isletmeleri A.S. (transportation sector) and recognized realized losses. These 2014 write‑offs did not have a significant impact on our 2014 net carried interest because these interests had already been substantially written down in prior periods.
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

The increase in the value of our Private Markets portfolio was driven primarily by net unrealized gains of $1.8 billion, $1.5 billion and $0.9 billion in our 2006 Fund, North America Fund XI and Asian Fund II, respectively.  This was comprised of a 19.5% increase in the share prices of various publicly held or publicly indexed investments and a 9.3% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Walgreens Boots Alliance, Inc., PRA Health Sciences, Inc. (NASDAQ: PRAH) and GoDaddy, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet (NASDAQ: RNET), HCA Holdings, Inc. (NYSE: HCA) and CITIC Envirotech Ltd. (SP: CEL). Subsequent to December 31, 2015, world equity markets declined sharply with both the S&P 500 and the MSCI World Index down on a total return basis, including dividends, as of February 22, 2016. See "--Business Environment". Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co. Ltd (healthcare sector), Capital Safety Group (industrial sector) and Alliant Insurance Services (financial services sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd. (industrial sector), Acteon Group Ltd (energy sector) and Aceco TI S.A. (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflect agreements to sell these investments in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

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

Capital Invested

The decrease was due to a decrease in the amount of capital invested in our private equity platform, which was partially offset by an increase in capital invested in our real assets platforms (real estate, energy and infrastructure). For the years ended December 31, 2015 and 2014, capital invested in our private equity platform was $4.6 billion and $7.8 billion, respectively, and capital invested in our real assets platforms was $1.7 billion and $1.4 billion, respectively. Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher capital invested relative to transactions in our real assets businesses. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters.

Uncalled Commitments

As of December 31, 2015, our Private Markets segment had $22.8 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the years ended December 31, 2016 and 2015.

Year ended December 31, 2016 compared to year ended December 31, 2015

	Year Ended
	December 31, 2016	December 31, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$331,440	$266,458	$64,982
Monitoring Fees	—	—	—
Transaction Fees	30,155	28,872	1,283
Fee Credits	(28,049)	(24,595)	(3,454)
Total Management, Monitoring and Transaction Fees, Net	333,546	270,735	62,811

Performance Income
Realized Incentive Fees	33,346	19,647	13,699
Realized Carried Interest	3,838	8,953	(5,115)
Unrealized Carried Interest	(4,312)	(19,083)	14,771
Total Performance Income	32,872	9,517	23,355

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	366,418	280,252	86,166

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	77,017	73,863	3,154
Realized Performance Income Compensation	14,873	11,438	3,435
Unrealized Performance Income Compensation	(1,724)	(7,633)	5,909
Total Compensation and Benefits	90,166	77,668	12,498
Occupancy and related charges	9,517	9,808	(291)
Other operating expenses	38,439	40,591	(2,152)
Total Segment Expenses	138,122	128,067	10,055

Income (Loss) attributable to noncontrolling interests	—	1,259	(1,259)

Economic Net Income (Loss)	$228,296	$150,926	$77,370

Assets Under Management	$55,740,200	$53,515,700	$2,224,500
Fee Paying Assets Under Management	$49,268,600	$46,413,100	$2,855,500
Capital Invested	$4,642,200	$5,244,900	$(602,700)
Uncalled Commitments	$6,312,600	$6,690,800	$(378,200)

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in management fees of $65.0 million which included $40.2 million of increased management fees earned relating to our strategic investment in Marshall Wace LP and its affiliates ("Marshall Wace") which was completed in the fourth quarter of 2015 and higher management fees relating to an increase in capital invested in our Special Situations Fund II, Lending Partners II Fund, and Lending Partners Europe Fund, as well as new capital raised primarily in Corporate Capital Trust (a private BDC sub-advised by KKR). This increase was partially offset by a decrease in management fees in our hedge funds solutions business as a result of a reduction in fee paying AUM due to redemptions as well as our Mezzanine Fund entering its post-investment period, when it earns fees at a lower rate and on invested rather than committed capital.

Performance Income

The net increase was primarily attributable to higher incentive fees and a lower level of net carried interest losses compared to the prior period. Incentive fees increased due primarily to higher incentive fees relating to our strategic partnership with Marshall Wace which was completed in the fourth quarter of 2015 and higher incentive fees at Corporate Capital Trust reflecting favorable investment performance. These incentive fee increases were partially offset by a lower level of incentive fees in our hedge funds solutions business driven by less favorable financial performance in 2016. Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year, however, such fees may be determined quarterly or at other points during the year for certain strategies. Whether incentive fees from KKR vehicles or strategic partnerships are payable in any given period, and the amount of such incentive fee payments, if any, depends on the investment performance of the vehicle and as a result is expected to vary significantly from period to period. The lower level of net carried interest losses was primarily the result of (i) carried interest losses in the prior year in our Special Situations Fund compared to no carried interest in the current year and (ii) increased carried interest in our Lending Partners II Fund, partially offset by (iii) carried interest losses in our Mezzanine Fund and Lending Partners Fund in 2016.

Segment Expenses

Compensation and Benefits

The increase was primarily due to higher net performance income compensation in connection with a higher level of realized incentive fees for the year ended December 31, 2016 as compared the year ended December 31, 2015 as described above. To a lesser extent there was an increase in cash compensation and benefits primarily due to a higher level of management fees which generally results in higher compensation expense.

Occupancy and Other Operating Expenses

The decrease was primarily driven by a reduction reflecting the cost to exit office space during 2015.

Economic Net Income (Loss)

The increase is primarily attributable to the increase in management fees and performance income partially offset by an increase in compensation and benefits expense as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2015 to December 31, 2016:

($ in thousands)
December 31, 2015	$53,515,700
New Capital Raised	12,623,100
Distributions	(4,720,400)
Redemptions	(6,258,300)
Change in Value	580,100
December 31, 2016	$55,740,200

AUM in our Public Markets segment totaled $55.7 billion at December 31, 2016, an increase of $2.2 billion compared to AUM of $53.5 billion at December 31, 2015. The increase for the period was primarily due to new capital raised of $12.6 billion across multiple strategies most notably $3.1 billion in our CLOs, $2.5 billion in our strategic partnerships in hedge fund managers, $2.1 billion in our liquid credit strategies and $1.7 billion in our hedge fund solutions business. Partially offsetting these increases were redemptions and distributions of $11.0 billion from certain investment vehicles across multiple strategies including our CLOs, our hedge fund solutions business, certain separately managed accounts and our strategic partnerships. For the year ended December 31, 2016, within our hedge funds business, new capital raised has outpaced redemptions within our strategic partnership platform, while redemptions have outpaced new capital raised in our hedge fund solutions platform.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2015 to December 31, 2016:

($ in thousands)
December 31, 2015	$46,413,100
New Capital Raised	13,681,200
Distributions	(4,864,700)
Redemptions	(6,258,300)
Change in Value	297,300
December 31, 2016	$49,268,600

FPAUM in our Public Markets segment was $49.3 billion at December 31, 2016, an increase of $2.9 billion compared to FPAUM of $46.4 billion at December 31, 2015. The increase was primarily due to new capital raised of $13.7 billion across multiple strategies most notably $3.1 billion in our CLOs, $2.5 billion in our strategic partnerships in hedge fund managers, $2.0 billion in our liquid credit strategies and $1.7 billion in our hedge fund solutions business. New capital raised includes capital that was raised in previous periods but began earning fees upon deployment of capital. Partially offsetting these increases were redemptions and distributions of $11.1 billion from certain investment vehicles across multiple strategies including our CLOs, hedge fund solutions business, certain separately managed accounts and our strategic partnerships. For the year ended December 31, 2016, within our hedge fund business, new capital raised has outpaced redemptions with our strategic partnerships with hedge fund managers, while redemptions have outpaced new capital raised in our hedge fund solutions platform. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $4.2 billion.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.2%.  We will not begin earnings fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

Capital invested decreased in the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease is primarily due to a lower level of net capital deployed in our special situations strategy partially offset by a higher level of net capital deployed in our mezzanine or private credit opportunities strategy.

Uncalled Commitments

As of December 31, 2016, our Public Markets segment had $6.3 billion of uncalled capital commitments that could be called for investments in new transactions. The decrease from December 31, 2015 is due to capital called from limited partners to fund investments during the period, partially offset by new capital raised primarily in Special Situations Fund II, Private Credit Opportunities Partners II Fund and a co-invest vehicle investing across multiple strategies.

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the years ended December 31, 2015 and 2014.

Year ended December 31, 2015 compared to year ended December 31, 2014

	Year Ended
	December 31, 2015	December 31, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$266,458	$272,833	$(6,375)
Monitoring Fees	—	—	—
Transaction Fees	28,872	27,145	1,727
Fee Credits	(24,595)	(23,357)	(1,238)
Total Management, Monitoring and Transaction Fees, Net	270,735	276,621	(5,886)

Performance Income
Realized Incentive Fees	19,647	47,807	(28,160)
Realized Carried Interest	8,953	34,650	(25,697)
Unrealized Carried Interest	(19,083)	40,075	(59,158)
Total Performance Income	9,517	122,532	(113,015)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	280,252	399,153	(118,901)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	73,863	64,530	9,333
Realized Performance Income Compensation	11,438	32,984	(21,546)
Unrealized Performance Income Compensation	(7,633)	16,029	(23,662)
Total Compensation and Benefits	77,668	113,543	(35,875)
Occupancy and related charges	9,808	7,214	2,594
Other operating expenses	40,591	31,501	9,090
Total Segment Expenses	128,067	152,258	(24,191)

Income (Loss) attributable to noncontrolling interests	1,259	1,636	(377)

Economic Net Income (Loss)	$150,926	$245,259	$(94,333)

Assets Under Management	$53,515,700	$42,508,000	$11,007,700
Fee Paying Assets Under Management	$46,413,100	$38,594,700	$7,818,400
Capital Invested	$5,244,900	$4,425,600	$819,300
Uncalled Commitments	$6,690,800	$2,841,300	$3,849,500

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net decrease was primarily due to a decrease in management fees of $6.4 million. The decrease in management fees was due primarily to (i) a decrease in management fees received from KFN as a result of our acquisition of it on April 30, 2014, as management fees from KFN after that date were eliminated from segment results, (ii) redemptions in our hedge funds business and (iii) our mezzanine fund entering its post-investment period where it earns fees at a lower rate and on invested rather than committed capital. These decreases were partially offset by management fees earned from new capital raised primarily in Corporate Capital Trust as well as management fees earned relating to our investment in Marshall Wace which was completed in the fourth quarter of 2015.

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

Capital Invested

The increase is primarily due to a higher level of investment activity in our direct lending, special situations and mezzanine strategies.

Uncalled Commitments

As of December 31, 2015, our Public Markets segment had $6.7 billion of uncalled capital commitments that could be called for investments in new transactions.

Capital Markets

The following tables set forth information regarding the results of operations and certain key operating metrics for our Capital Markets segment for the years ended December 31, 2016 and 2015.

Year ended December 31, 2016 compared to year ended December 31, 2015

	Year Ended
	December 31, 2016	December 31, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	181,517	191,470	(9,953)
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	181,517	191,470	(9,953)

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	181,517	191,470	(9,953)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	29,552	34,562	(5,010)
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	29,552	34,562	(5,010)
Occupancy and related charges	2,474	2,641	(167)
Other operating expenses	14,994	14,618	376
Total Segment Expenses	47,020	51,821	(4,801)

Income (Loss) attributable to noncontrolling interests	2,336	13,103	(10,767)

Economic Net Income (Loss)	$132,161	$126,546	$5,615

Syndicated Capital	$1,213,500	$868,900	$344,600

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees decreased due primarily to smaller transaction sizes for the year ended December 31, 2016 compared to the year ended December 31, 2015. Overall, we completed 117 capital markets transactions for the year ended December 31, 2016 of which 11 represented equity offerings and 106 represented debt offerings, as compared to 116 transactions for the year ended December 31, 2015 of which 16 represented equity offerings and 100 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets businesses as well as third party companies. For the year ended December 31, 2016 approximately 28% of our transaction fees were earned from third parties as compared to approximately 24% for the year ended December 31, 2015. Our transaction fees are comprised of fees earned from North America, Europe, and Asia-Pacific, including India. For the year ended December 31, 2016 approximately 34% of our transaction fees were sourced internationally as compared to approximately 44% for the year ended December 31, 2015. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our capital markets business does not generate management or monitoring fees.

Segment Expenses

Compensation and Benefits

The decrease compared to the prior period is primarily related to the reduction in transaction fees noted above.

Occupancy and Other Operating Expenses

The overall increase was primarily due to a lower amount of expenses allocated from the Capital Markets segment to the Principal Activities segment as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments as compared to the prior period. This increase was offset by a reduction in the amount of rent expense allocated to the Capital Markets segment.

Economic Net Income (Loss)

The increase is primarily attributable to lower income attributable to noncontrolling interests and the reduction in compensation and benefits expense, which was partially offset by a decrease in transaction fees as described above.

Syndicated Capital

The increase is primarily due to an increase in the size of syndication transactions in the year ended December 31, 2016 as compared to the year ended December 31, 2015. Overall, we completed 8 syndication transactions for the year ended December 31, 2016 as compared to 10 syndications for the year ended December 31, 2015.

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

 Segment Revenues

Management, Monitoring and Transaction Fees, Net
Transaction fees decreased due to a decrease in the number and size of capital markets transactions for the year ended December 31, 2015 compared to the year ended December 31, 2014. Our capital markets business does not generate management or monitoring fees. Overall, we completed 116 capital markets transactions for the year ended December 31, 2015 of which 16 represented equity offerings and 100 represented debt offerings, as compared to 139 transactions for the year ended December 31, 2014 of which 15 represented equity offerings and 124 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets platforms as well as third party companies. For the year ended December 31, 2015 approximately 24% of our transaction fees were earned from third parties as compared to 31% for the year ended December 31, 2014. Our transaction fees are comprised of fees earned from North America, Europe, and Asia-Pacific, including India. For the year ended December 31, 2015 approximately 44% of our transaction fees were sourced outside the United States as compared to approximately 38% for the year ended December 31, 2014. Our capital markets business is dependent on the overall capital markets environment, which is influenced by, among other things, equity prices, credit spreads and volatility.

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
Economic Net Income (Loss)
The decrease is primarily attributable to the decrease in transaction fees as described above.
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

Principal Activities

The following tables set forth information regarding the results of operations and certain key operating metrics for our Principal Activities segment for the years ended December 31, 2016 and 2015.

Year ended December 31, 2016 compared to year ended December 31, 2015

	Year Ended
	December 31, 2016	December 31, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	—	—	—
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	—	—	—

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	371,563	337,023	34,540
Net Unrealized Gains (Losses)	(584,423)	(391,962)	(192,461)
Total Realized and Unrealized	(212,860)	(54,939)	(157,921)
Interest Income and Dividends	322,857	411,536	(88,679)
Interest Expense	(188,761)	(203,085)	14,324
Net Interest and Dividends	134,096	208,451	(74,355)
Total Investment Income (Loss)	(78,764)	153,512	(232,276)

Total Segment Revenues	(78,764)	153,512	(232,276)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	94,207	107,572	(13,365)
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	94,207	107,572	(13,365)
Occupancy and related charges	14,624	16,568	(1,944)
Other operating expenses	45,490	50,573	(5,083)
Total Segment Expenses	154,321	174,713	(20,392)

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$(233,085)	$(21,201)	$(211,884)

Segment Revenues
Investment Income
The net decrease is primarily due to a higher level of realized and unrealized losses during the year ended December 31, 2016, compared to the prior period and, to a lesser extent, a decrease in net interest and dividends of $74.4 million.
For the year ended December 31, 2016, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of Walgreens Boots Alliance, Inc., HCA Holdings, Inc. and Zimmer Biomet Holdings, Inc., offset by our investment in Samson Resources of approximately $254 million, the loss from the redemption of limited partner interests in a fund managed by BlackGold Capital Management, as well as certain CLOs being called. As of December 31, 2016, KKR no longer holds any limited partner interests in BlackGold Capital Management, although we continue to own an interest in its management company and fund general partner. Net unrealized losses were primarily attributable to mark to market losses on various Private Markets investments including First Data Corporation and to a lesser extent WMIH Corp. (NASDAQ: WMIH), Walgreens Boots Alliance, Inc., mark to market losses on various alternative credit investments and unrealized losses on energy investments, and reversals of unrealized gains on the sales of private equity investments. These unrealized losses were partially offset by unrealized gains representing the reversal of unrealized losses primarily in connection with our investment in Samson Resources and the limited partner interests in a fund managed by BlackGold Capital Management as described above.
As of December 31, 2016, $227.4 million of investments in CLOs and our $289.7 million investment in KKR Real Estate Finance Trust Inc., our real estate investment trust or REIT, were carried at cost. As of December 31, 2016, the cumulative net unrealized gain or loss relating to changes in fair value for these investments was a $9.1 million gain for CLOs and a $13.0 million gain for the real estate investment trust.
Since April 30, 2014, the date we completed our acquisition of KFN, the amount of invested capital in our CLOs has decreased. As of December 31, 2016, the notes issued by all six legacy CLOs held by KFN have been called for redemption. These legacy CLOs held by KFN, which were issued prior to 2012, were larger in total transaction size relative to those that were issued subsequently. The size of new CLOs and the frequency of CLO issuances will depend on market conditions. CLO issuances typically increase when the spread between the value of CLO assets and liabilities generates an attractive return to KKR and other subordinated note holders, such as KKR. In the case where demand for loans leads to tighter spreads or if interest rates for the liabilities increase, the return to subordinated note holders would be less attractive, and the issuance of CLOs would be expected to generally decline. Consequently, since April 30, 2014, the amount of interest income and dividends from our CLOs has declined.  While the size of our CLO portfolio may continue to decline in the near term, along with the levels of associated interest income and dividends, as we have called for redemption all notes issued by all six legacy CLOs held by KFN, we do not expect the rate of decline in the near term to be as significant as in recent quarters. Based on the above factors combined with alternative investment opportunities, we may selectively redeploy capital to other assets outside of CLOs and credit into other asset classes such as private equity.
For the year ended December 31, 2015, net realized gains were comprised primarily of gains from the sale of private equity investments, generally held through or alongside our funds, including the sales or partial sales of Walgreens Boots Alliance, Inc., The Nielsen Company B.V. (NYSE: NLSN), Zimmer Biomet Holdings, Inc. and Kion GmbH (XETRA: KGX). These realized gains were partially offset by realized losses on the sale or write-off of other private equity investments, generally held through or alongside our funds, including the write-off of Energy Future Holdings. Realized investment losses from balance sheet investments that were already written down as of October 1, 2009 that have been excluded from net realized gains (losses) above related to Energy Future Holdings and amounted to approximately $100 million for the year ended December 31, 2015. Net unrealized losses were primarily attributable to (i) the reversal of gains on sales of private equity investments noted in the realized gains commentary above and (ii) overall reductions in value of our investments in CLOs, energy investments in working interests in oil and gas producing properties and special situations investments. A decrease in the value of our CLO portfolio was experienced in each quarter of 2015 and was due primarily to a decrease in the market value of underlying collateral as well as a reduction in overall market prices for these securities. With respect to our energy portfolio, a decrease in value was experienced in three of four quarters during 2015 and is due primarily to a drop in long‑term oil, condensate, natural gas liquids, and natural gas prices during the year ended December 31, 2015. Offsetting these unrealized losses were unrealized gains resulting from increases in value of various investments, most notably First Data Corporation, Walgreens Boots Alliance, Inc. and WMIH Corp., as well as the reversal of unrealized losses related to the write-off of Energy Future Holdings, Corp.
For the year ended December 31, 2016, net interest and dividends were comprised of (i) $186.7 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our cash balances and other assets, (ii) $136.2 million of dividend income from distributions received primarily through our private equity investments, real estate investments including our investment in our REIT and Public Markets investments and (iii) $188.8 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
For the year ended December 31, 2015, net interest and dividends were comprised of (i) $316.5 million of interest income which consists primarily of interest that is received from interest yielding CLOs and credit investments and, to a lesser extent, from our cash balances and other assets, (ii) $95.0 million of dividend income received primarily from distributions received through our investment funds and other assets and (iii) $203.1 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
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
Economic Net Income (Loss)
The economic net loss for the year ended December 31, 2016 was primarily driven by the net investment losses as described above. Most notably for the year ended December 31, 2016, the reduction in the stock price of First Data Corporation from $16.02 per share to $14.19 per share that is held directly in the Principal Activities segment reduced ENI by approximately $142 million.

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

For the year ended December 31, 2015, net realized gains were comprised primarily of gains from the sale of private equity investments, generally held through or alongside our funds, including the sales or partial sales of Walgreens Boots Alliance, Inc., The Nielsen Company B.V. (NYSE: NLSN), Zimmer Biomet Holdings, Inc. and Kion GmbH (XETRA: KGX). These realized gains were partially offset by realized losses on the sale or write-off of other private equity investments, generally held through or alongside our funds, including the write-off of Energy Future Holdings. Realized investment losses from balance sheet investments that were already written down as of October 1, 2009 that have been excluded from net realized gains (losses) above related to Energy Future Holdings and amounted to approximately $100 million for the year ended December 31, 2015. Net unrealized losses were primarily attributable to (i) the reversal of gains on sales of private equity investments noted in the realized gains commentary above and (ii) overall reductions in value of our investments in CLOs, energy investments in working interests in oil and gas producing properties and special situations investments. A decrease in the value of our CLO portfolio was experienced in each quarter of 2015 and was due primarily to a decrease in the market value of underlying collateral as well as a reduction in overall market prices for these securities. With respect to our energy portfolio, a decrease in value was experienced in three of four quarters during 2015 and was due primarily to a drop in long‑term oil, condensate, natural gas liquids, and natural gas prices during the year ended December 31, 2015. Offsetting these unrealized losses were unrealized gains resulting from increases in value of various investments, most notably First Data Corporation, Walgreens Boots Alliance, Inc. and WMI Holdings Corp. (NASDAQ: WMIH), as well as the reversal of unrealized losses related to the write-off of Energy Future Holdings, Corp.

As of December 31, 2015, we held $96.6 million of investments in CLOs that are not held for investment purposes and are carried at cost. For the year ended December 31, 2015, the unrealized loss relating to changes in fair value for these investments in CLOs was $7.6 million. Prior to the quarter ended September 30, 2015, all CLOs were carried at fair value.

For the year ended December 31, 2014, net realized gains were comprised primarily of gains from the sale of private equity investments, generally held through or alongside our funds, including the sales or partial sales of HCA Holdings, Inc., NXP Semiconductors N.V. and The Nielsen Company B.V. Net unrealized losses are primarily related to (i) the reversal of gains on sales of private equity investments noted in the realized gains commentary above, (ii) declines in value of various investments in working interests in oil and gas producing properties, (iii) a decline in value for Samson Resources, (iv) overall reductions in value of our investments in CLOs, driven primarily by a decrease in the market value of underlying collateral and (v) a decline in value of investments in specialty finance companies. For the year ended December 31, 2014, mark-to-market unrealized losses reflected in net unrealized losses relating to our energy investments in working interests in oil and gas producing properties were approximately $149 million, the majority of which occurred in the fourth quarter of 2014 primarily as a result of a decline in oil and gas prices. These unrealized losses and reversals of gains upon realization events were partially offset by unrealized gains resulting from increases in value of various private equity investments including First Data Corporation, Alliance Boots GmbH and Biomet, Inc.

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

Segment Balance Sheet

Our segment balance sheet is the balance sheet of KKR & Co. L.P. and its subsidiaries on a segment basis which includes, but is not limited to, our investment management companies, broker-dealer companies, general partners of our investment funds and KFN. Our segment balance sheet excludes the assets and liabilities of our investment funds and CFEs and other consolidated entities that are not subsidiaries of KKR & Co. L.P.

Investments

Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority ownership of subsidiaries that operate KKR's asset management and other businesses, including the general partner interests of KKR's investment funds.

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

The following tables present information with respect to our segment balance sheet as of December 31, 2016 and December 31, 2015:

	As of	As of
	December 31, 2016	December 31, 2015
	($ in thousands, except per unit amounts)
Cash and Short-term Investments	$3,387,673	$1,287,650
Investments	6,958,873	8,958,089
Unrealized Carry (1)	1,213,692	1,415,478
Other Assets	1,611,678	1,613,139
Corporate Real Estate	161,225	154,942
Total Assets	$13,333,141	$13,429,298

Debt Obligations - KKR (ex-KFN)	$2,000,000	$2,000,000
Debt Obligations - KFN	398,560	657,310
Preferred Shares - KFN	373,750	373,750
Other Liabilities	244,676	291,537
Total Liabilities	3,016,986	3,322,597

Noncontrolling Interests	19,564	127,472
Preferred Units	500,000	—

Book Value	$9,796,591	$9,979,229

Book Value Per Outstanding Adjusted Unit	$12.15	$12.18

(1) Unrealized Carry
Private Markets	$1,141,610	$1,340,556
Public Markets	72,082	74,922
Total	$1,213,692	$1,415,478

The following table presents the holdings of our segment balance sheet by asset class as of December 31, 2016:

	As of December 31, 2016

Investments	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Co-Investments and Other Equity	$1,474,090	$1,733,215	24.9%
Private Equity Funds	923,992	1,087,783	15.6%
Private Equity Total	2,398,082	2,820,998	40.5%

Energy	964,210	559,050	8.0%
Real Estate (1)	727,061	747,562	10.8%
Infrastructure	210,658	223,953	3.2%
Real Assets Total	1,901,929	1,530,565	22.0%

Special Situations	850,582	713,733	10.3%
Direct Lending	92,550	88,918	1.3%
Mezzanine	24,004	23,856	0.3%
Alternative Credit Total	967,136	826,507	11.9%
CLOs (1)	962,629	585,078	8.4%
Liquid Credit	173,492	180,620	2.6%
Specialty Finance	294,857	202,837	2.9%
Credit Total	2,398,114	1,795,042	25.8%

Other	831,653	812,268	11.7%

Total Investments	$7,529,778	$6,958,873	100.0%

	As of December 31, 2016
Significant Investments: (2)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
First Data Corporation (NYSE: FDC)	$1,031,827	$1,094,159	15.7%
KKR Real Estate Finance Trust Inc.	289,723	289,723	4.2%
WMIH Corp. (NASDAQ: WMIH)	221,412	220,896	3.2%
Natural Gas Midstream Investment	128,733	134,478	1.9%
Oil & Gas Royalties Investment	114,374	119,700	1.7%
Total Significant Investments	1,786,069	1,858,956	26.7%

Other Investments	5,743,709	5,099,917	73.3%
Total Investments	$7,529,778	$6,958,873	100.0%

(1) Includes approximately $227.4 million and $289.7 million of CLOs and our ownership of KKR Real Estate Finance Trust Inc., respectively, that are not held for investment purposes and are held at cost.

(2) The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their fair values as of December 31, 2016. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

The following tables provide reconciliations of KKR’s GAAP Consolidated Statements of Financial Condition to Total Reportable Segments Balance Sheet as of December 31, 2016 and December 31, 2015.

As of December 31, 2016
(Amounts in thousands)
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$2,508,902	—	—	878,771	—	—	$3,387,673	Cash and Short-term Investments
Investments	31,409,765	(22,249,206)	(987,994)	(1,213,692)	—	—	6,958,873	Investments
		—	—	1,213,692	—	—	1,213,692	Unrealized Carry
Other Assets	5,084,230	(2,118,364)	—	(1,039,996)	—	(314,192)	1,611,678	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$39,002,897	(24,367,570)	(987,994)	—	—	(314,192)	$13,333,141

Liabilities and Equity
Debt Obligations	18,544,075	(16,145,515)	—	(398,560)	—	—	2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	398,560	—	—	398,560	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	3,340,739	(1,945,039)	(987,994)	—	—	(163,030)	244,676	Other Liabilities
Total Liabilities	21,884,814	(18,090,554)	(987,994)	373,750	—	(163,030)	3,016,986

Redeemable Noncontrolling Interests	632,348	(632,348)	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—
KKR & Co. L.P. Capital - Common Unitholders	5,457,279	118,635	—	(17,446)	4,389,285	(151,162)	9,796,591	Book Value
Noncontrolling Interests	10,545,902	(5,763,303)	—	(373,750)	(4,389,285)	—	19,564	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Units
Total Liabilities and Equity	$39,002,897	(24,367,570)	(987,994)	—	—	(314,192)	$13,333,141

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

As of December 31, 2015
(Amounts in thousands)
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$1,047,740	—	—	239,910	—	—	$1,287,650	Cash and Short-term Investments
Investments	65,305,931	(53,733,364)	(1,199,000)	(1,415,478)	—	—	8,958,089	Investments
		—	—	1,415,478	—	—	1,415,478	Unrealized Carry
Other Assets	4,688,668	(2,406,048)	—	(394,852)	—	(274,629)	1,613,139	Other Assets
		—	—	154,942	—	—	154,942	Corporate Real Estate
Total Assets	$71,042,339	(56,139,412)	(1,199,000)	—	—	(274,629)	$13,429,298

Liabilities and Equity
Debt Obligations	18,714,597	(16,057,287)	—	(657,310)	—	—	2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	657,310	—	—	657,310	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	2,860,157	(1,228,091)	(1,199,000)	—	—	(141,529)	291,537	Other Liabilities
Total Liabilities	21,574,754	(17,285,378)	(1,199,000)	373,750	—	(141,529)	3,322,597

Redeemable Noncontrolling Interests	188,629	(188,629)	—	—	—	—

Equity
Series A Preferred Units	—	—	—	—	—	—
Series B Preferred Units	—	—	—	—	—	—	—	Preferred Units
KKR & Co. L.P. Capital - Common Unitholders	5,547,182	133,208	—	—	4,431,939	(133,100)	9,979,229	Book Value
Noncontrolling Interests	43,731,774	(38,798,613)	—	(373,750)	(4,431,939)	—	127,472	Noncontrolling Interests
Total Liabilities and Equity	$71,042,339	(56,139,412)	(1,199,000)	—	—	(274,629)	$13,429,298

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding - Basic to Outstanding Adjusted Units.

	As of	As of
	December 31, 2016	December 31, 2015
GAAP Common Units Outstanding - Basic	452,380,335	457,834,875
Adjustments:
Unvested Common Units (1)	37,519,436	23,212,300
Other Exchangeable Securities (2)	4,600,320	4,689,610
GAAP Common Units Outstanding - Diluted	494,500,091	485,736,785
Adjustments:
KKR Holdings Units (3)	353,757,398	361,346,588
Adjusted Units	848,257,489	847,083,373
Adjustments:
Unvested Common Units and Unvested Other Exchangeable Securities	(37,519,436)	(24,060,289)
Adjusted Units Eligible for Distribution	810,738,053	823,023,084
Adjustments:
Vested Other Exchangeable Securities (2)	(4,600,320)	(3,841,621)
Outstanding Adjusted Units	806,137,733	819,181,463

(1) Represents equity awards granted under the Equity Incentive Plan. The issuance of common units of KKR & Co. L.P. pursuant to awards under the Equity Incentive Plan dilutes KKR common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. Year-end 2016 equity awards were granted before December 31, 2016 (except for awards to our named executive officers), rather than, as has been historical practice, after the end of the year. As a result, adjusted units increased in the fourth quarter of 2016, rather than in the first quarter of 2017.

(2) Represents securities in a subsidiary of a KKR Group Partnership and of KKR & Co. L.P. that are exchangeable into KKR & Co. L.P. common units issued in connection with the acquisition of Avoca.

(3) Common units that may be issued by KKR & Co. L.P. upon exchange of units in KKR Holdings L.P. for KKR common units.

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends) as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our unitholders, certain holders of certain exchangeable securities and holders of our Series A and Series B Preferred Units; and (vii) paying borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements.  See "-Liquidity - Liquidity Needs - Distributions."

Sources of Liquidity

Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) realizations on and sales of investments and other assets, including the transfers of investments for fund formations and (v) borrowings under our credit facilities, debt offerings and other borrowing arrangements. In addition, we may generate cash proceeds from sales of equity securities.

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of December 31, 2016, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest.

As of December 31, 2016, a netting hole in excess of $50 million existed at our European Fund IV for $100.9 million. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. The following describes these sources of liquidity.

Revolving Credit Agreements, Senior Notes, KFN Debt Obligations & KFN Securities

For a discussion of KKR's debt obligations, including our revolving credit agreements, senior notes, KFN debt obligations and KFN securities, see Note 10 "Debt Obligations" to the audited financial statements included elsewhere in this report. The information presented below supplements and updates, and should be read in conjunction with, such information. No amounts were borrowed under our corporate credit agreement for the year ended December 31, 2016.

KCM Credit Agreement

KKR Capital Markets maintains a revolving credit agreement with a major financial institution, or the KCM Credit Agreement, for use in KKR’s capital markets business. This financial institution also holds an ownership interest in our capital markets business. The KCM Credit Agreement provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit.
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
For the year ended December 31, 2016, a total of $848 million was borrowed and $848 million was repaid under the KCM Credit Agreement. For the year ended December 31, 2015, a total of $97 million was borrowed and $124 million was repaid under the KCM Credit Agreement. Amounts borrowed under the KCM Credit Agreement are generally repaid within 3 months.
KFN Issued 8.375% Notes Due 2041
On November 15, 2011, KFN issued $258.8 million par amount of 8.375% Senior Notes, or KFN 2041 Senior Notes, resulting in net proceeds to KFN of $250.7 million. The notes traded under the ticker symbol “KFH” on the NYSE. Interest on the 8.375% Senior Notes was payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. The KFN 2041 Senior Notes would have matured on November 15, 2041 if not redeemed or repurchased in accordance with their terms prior to such date.

On November 15, 2016, KFN redeemed all of the outstanding 8.375% Senior Notes due 2041 for cash. The redemption price equaled 100% of the principal amount of the KFN 2041 Senior Notes plus unpaid interest accrued thereon to, but excluding, the redemption date, in accordance with the terms of the KFN 2041 Senior Notes.
Preferred Units

On March 17, 2016, KKR & Co. L.P. issued 13,800,000 units of 6.75% Series A Preferred Units and on June 20, 2016, KKR issued 6,200,000 units of 6.50% Series B Preferred Units, in each case, in an underwritten public offering. The Series A Preferred Units and Series B Preferred Units trade on the NYSE under the symbols "KKR PRA" and "KKR PRB", respectively. The terms of the preferred units are set forth in the limited partnership agreement of KKR & Co. L.P.
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

Common Units

On May 16, 2014, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 5,000,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (2) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to this Registration Statement, as applicable, unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on June 4, 2014. As of December 31, 2016, 4,173,039 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of December 31, 2016. During 2016, we canceled 3.6 million granted equity awards for approximately $53 million to satisfy tax obligations in connection with their vesting.

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

•	service debt obligations including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses, including litigation matters;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	make cash distributions in accordance with our distribution policy for our common units or the terms of our preferred units;

•	underwrite commitments within our capital markets business;

•	make future purchase price payments in connection with our proprietary investments, such as our strategic partnership with Marshall Wace;

•	acquire additional assets for our Principal Activities segment, including other businesses and corporate real estate; and

•	repurchase KKR & Co. L.P. common units pursuant to the unit repurchase program announced on October 27, 2015 and amended on February 9, 2017.

KKR & Co. L.P. Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. Since inception of the unit repurchase program through February 9, 2017, KKR has repurchased and canceled approximately 31.7 million outstanding common units for approximately $459 million. In addition, on February 9, 2017, KKR announced an incremental $250 million has been authorized to repurchase common units. This amount is in addition to the $41 million remaining as of February 9, 2017 under the current repurchase program. For additional information regarding units repurchased during the fourth quarter of 2016, see "--Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 8% of a fund's total capital commitments at final closing; however, the size of our general partner commitment to certain funds pursuing newer strategies may exceed this range. The following table presents our uncalled commitments to our active investment funds as of December 31, 2016:

Uncalled Commitments
Private Markets	($ in thousands)
Americas Fund XII	$1,000,000
Energy Income and Growth	130,900
European Fund IV	128,600
Next Generation Technology Growth Fund	127,800
Real Estate Partners Americas	109,800
Global Infrastructure Investors II	86,400
Real Estate Partners Europe	54,100
North America Fund XI	49,900
Asian Fund II	35,700
Co-Investment Vehicles	23,500
Other Private Markets Funds	441,500
Total Private Markets Commitments	2,188,200

Public Markets
Special Situations Fund	12,100
Special Situations Fund II	203,700
Mezzanine Partners	5,900
Lending Partners	8,600
Lending Partners II	18,100
Lending Partners Europe	34,100
Other Alternative Credit Vehicles	114,200
Total Public Markets Commitments	396,700

Total Uncalled Commitments	$2,584,900

As of December 31, 2016, KKR had unfunded commitments consisting of (i) $2,584.9 million, as shown above, to its active investment funds, (ii) $610.2 million in connection with commitments by KKR's capital markets business and (iii) other investment commitments of $70.5 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Prisma Capital Partners

On October 1, 2012, KKR acquired all of the equity interests of Prisma subject to potential purchase price payments in 2014 and 2017. At the time of the acquisition, KKR may have become contingently obligated to make future purchase price payments in 2017 based on whether the Prisma business grows to achieve certain operating performance metrics when measured in such year. During the fourth quarter of 2016, KKR determined that it was no longer probable that the sellers (certain of whom are employees of KKR) of Prisma Capital Partners LP and its affiliates would be entitled to any future additional payment under the contingent consideration arrangement. Consequently, as of December 31, 2016, KKR has reduced the fair value of the contingent consideration liability to zero. Additionally, on February 6, 2017, KKR and Pacific Alternative Asset Management Company, LLC, or PAAMCO, announced that they entered into a strategic transaction to create a new liquid alternatives investment firm by combining PAAMCO and KKR Prisma. Under the terms of the agreement, the entire businesses of both PAAMCO and KKR Prisma will be contributed to a newly formed company that will operate independently from KKR, and KKR will retain a 39.9% stake as a long-term strategic partner. This transaction is subject to the satisfaction of customary closing conditions, including the receipt of requisite regulatory approvals.

Merchant Capital Solutions

Merchant Capital Solutions LLC, or MCS, formerly known as MerchCap Solutions LLC, was a joint venture partnership with Stone Point Capital. During the year ended December 31, 2016, MCS became a consolidated subsidiary of KKR, and KKR has fully redeemed Stone Point Capital's interest in MCS.

Investment in Marshall Wace LLP

On November 2, 2015, KKR entered into a long-term strategic relationship with Marshall Wace LLP and its affiliates and acquired a 24.9% interest in Marshall Wace through a combination of cash and common units. Subject to the exercise of a put option by Marshall Wace or a call option by KKR, at subsequent closings to occur in the second, third and fourth years following the initial closing described above, and subject to satisfaction or waiver of certain closing conditions, including regulatory approvals, KKR may at each such closing subscribe (or be required to subscribe) for an incremental 5% equity interest, for ultimate aggregate ownership of up to 39.9% of Marshall Wace. The exercise of such options would require the use of cash and/or KKR common units. KKR's investment in Marshall Wace is accounted for using the equity method of accounting.

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

For the years ended December 31, 2016, 2015 and 2014, cash payments that have been made under the tax receivable agreement were $5.0 million, $5.7 million and $5.7 million, respectively. As of December 31, 2016, $4.2 million of cumulative income tax savings have been realized. See "-Liquidity-Other Liquidity Needs- Contractual Obligations, Commitments and Contingencies" for a discussion of amounts payable and cumulative cash payments made under this agreement.

Distributions

A distribution of $0.16 per common unit has been declared, which will be paid on March 7, 2017 to holders of record of common units as of the close of business on February 21, 2017. Under KKR's current distribution policy for its common units, KKR has made equal quarterly distributions to holders of common units in an amount of $0.16 per common unit per quarter. Beginning with the financial results to be reported for the first quarter of 2017, KKR intends, subject to the limitations below, to increase its quarterly distribution to common unitholders to $0.17 per common unit per quarter.
A distribution of $0.421875 per Series A Preferred Unit has been declared and set aside for payment on March 15, 2017 to holders of record of Series A Preferred Units as of the close of business on March 1, 2017. A distribution of $0.406250 per Series B Preferred Unit has been declared and set aside for payment on March 15, 2017 to holders of record of Series B Preferred Units as of the close of business on March 1, 2017.
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

Other Liquidity Needs

We may also be required to fund various underwriting and fronting commitments in our capital markets business in connection with the underwriting of loans, securities or other financial instruments. We generally expect that these commitments will be syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2016.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$6,577.2	$—	$—	$—	$6,577.2
Debt payment obligations (2)	111.8	1,675.2	1,289.7	15,293.8	18,370.5
Interest obligations on debt (3)	629.3	1,186.7	1,098.2	3,956.5	6,870.7
Underwriting commitments (4)	473.3	—	—	—	473.3
Lending commitments (5)	136.9	—	—	—	136.9
Other commitments (6)	39.3	29.1	0.3	1.8	70.5
Lease obligations	52.5	97.3	54.0	12.4	216.2
Corporate real estate (7)	—	292.5	—	—	292.5
Total	$8,020.3	$3,280.8	$2,442.2	$19,264.5	$33,007.8

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

(2)
Amounts include (i) the 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes of $2.0 billion gross of unamortized discount, (ii) KFN 2042 Senior Notes of $0.1 billion, net of unamortized premium, (iii) KFN Junior

Subordinated Notes of $0.3 billion, gross of unamortized discount, (iv) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $2.4 billion (v) debt securities issued by our consolidated CLOs of $8.5 billion and (vi) debt securities issued by our consolidated CMBS entities of $5.1 billion. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CLOs and CMBS entities are supported solely by the investments held at the CLO and CMBS vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2016 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2016, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)
Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)	Represents obligations in our capital markets business to lend under various revolving credit facilities.

(6)	Represents investment commitments of KFN.

(7)
Represents the purchase price due upon delivery of a new KKR office being constructed, all or a portion of which represents construction financing obtained by the developer and may be refinanced upon delivery of the completed office.

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2016, a payable of $128.1 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of December 31, 2016, approximately $24.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2016 on an unconsolidated basis before the consolidation of funds and CFEs. This table differs from the table presented above which sets forth contractual commitments on a consolidated basis principally because this table excludes the obligations of our consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$2,584.9	$—	$—	$—	$2,584.9
Debt payment obligations (2)	—	—	500.0	1,898.5	2,398.5
Interest obligations on debt (3)	130.6	257.5	225.5	2,058.9	2,672.5
Underwriting commitments (4)	473.3	—	—	—	473.3
Lending commitments (5)	136.9	—	—	—	136.9
Other commitments (6)	39.3	29.1	0.3	1.8	70.5
Lease obligations	52.5	97.3	54.0	12.4	216.2
Corporate real estate (7)	—	292.5	—	—	292.5
Total	$3,417.5	$676.4	$779.8	$3,971.6	$8,845.3

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

(2)
Represents the 2020 Senior Notes, 2043 Senior Notes, 2044 Senior Notes, KFN 2042 Senior Notes, and KFN Junior Subordinated Notes which are presented gross of unamortized discounts and net of unamortized premiums. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2016 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2016, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)
Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)	Represents obligations in our capital markets business to lend under various revolving credit facilities.

(6)	Represents investment commitments of KFN.

(7)
Represents the purchase price due upon delivery of a new KKR office being constructed in New York, all or a portion of which represents construction financing obtained by the developer and may be refinanced upon delivery of the completed office.

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2016, a payable of $128.1 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of December 31, 2016, approximately $24.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

We may incur contingent liabilities for claims that may be made against us in the future. We enter into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of our investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that we have made. In addition, we have also provided credit support to certain of our subsidiaries’ obligations in connection with a limited number of investment vehicles that we manage. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle’s derivative transactions, and we have also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of another investment vehicle. Our maximum exposure under these arrangements is currently unknown as our liabilities for these matters would require a claim to be made against us in the future.

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of December 31, 2016, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their December 31, 2016 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,204.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, the principals' potential exposure has been reduced to $98.9 million as of December 31, 2016. Using valuations as of December 31, 2016, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to persons who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

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

The following discussion details certain of our critical accounting policies. For a full discussion of all critical accounting policies, please see the notes to the consolidated financial statements "--Item 8. Consolidated Financial Statements--Summary of Significant Accounting Policies."

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

We classified 8.2% of total investments measured and reported at fair value as Level I at December 31, 2016.

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

We classified 38.6% of total investments measured and reported at fair value as Level II at December 31, 2016.

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

We classified 53.2% of total investments measured and reported at fair value as Level III at December 31, 2016. The valuation of our Level III investments at December 31, 2016 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, we estimated probability of such a sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the total Level III private equity investment portfolio, including investments in both consolidated and unconsolidated investment funds, approximately 69% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of December 31, 2016, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for this portfolio of Level III private equity investments were 38%, 44% and 18%, respectively.

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

In the case of growth equity investments, enterprise values may be determined using the market comparables analysis and discounted cash flow analysis described above. A scenario analysis may also be conducted to subject the estimated enterprise values to a downside, base and upside case, which involves significant assumptions and judgments. A milestone analysis may also be conducted to assess the current level of progress towards value drivers that we have determined to be important, which involves significant assumptions and judgments. The enterprise value in each case may then be allocated across the investment’s capital structure to reflect the terms of the security and subjected to probability weightings.  In certain cases, the values of growth equity investments may be based on recent or expected financings.

Real Assets Investments: Real asset investments in infrastructure, energy and real estate are valued using one or more of the discounted cash flow analysis, market comparables analysis and direct income capitalization, which in each case incorporates significant assumptions and judgments. Infrastructure investments are generally valued using the discounted cash flow analysis. Key inputs used in this methodology can include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Energy investments are generally valued using a discounted cash flow analysis. Key inputs used in this methodology that require estimates include the weighted average cost of capital. In addition, the valuations of energy investments generally incorporate both commodity prices as quoted on indices and long-term commodity price forecasts, which may be substantially different from, and are currently higher than, commodity prices on certain indices for equivalent future dates. Certain energy investments do not include an illiquidity discount. Long-term commodity price forecasts are utilized to capture the value of the investments across a range of commodity prices within the energy investment portfolio associated with future development and to reflect a range of price expectations. Real estate investments are generally valued using a combination of direct income capitalization and discounted cash flow analysis. Key inputs used in such methodologies that require estimates include an unlevered discount rate and current capitalization rate, and certain real estate investments do not include a minimum illiquidity discount. The valuations of real assets investments also use other inputs.

On a segment basis, our energy real asset investments in oil and gas producing properties as of December 31, 2016 had a fair value of approximately $559 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in investment income of $55.9 million and a decline in net income attributable to KKR & Co. L.P. of $31.4 million, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of December 31, 2016, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that investment income would have been approximately $37 million lower, resulting in a lower amount of net income attributable to KKR & Co. L.P. of approximately 56.1% of the overall decrease in investment income, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P.

These hypothetical declines relate only to investment income. There would be no current impact on KKR's carried interest since all of the investment funds which hold these types of energy investments have investment values that are either below their cost or not currently accruing carried interest. Additionally, there would be no impact on fees since fees earned from investment funds which hold investments in oil and gas producing properties are based on either committed capital or capital invested.

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

Credit Investments: Credit investments are valued using values obtained from dealers or market makers, and where these values are not available, credit investments are generally valued by us based on ranges of valuations determined by an independent valuation firm. Valuation models are based on discounted cash flow analyses, for which the key inputs are determined based on market comparables, which incorporate similar instruments from similar issuers.

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

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged by KKR with respect to most investments classified as Level III. The valuation firm either provides a valuation range from which KKR’s investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR’s valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted to their respective valuation sub-committees. As of December 31, 2016, less than 6% of the total value of our Level III credit investments are not valued with the engagement of an independent valuation firm.

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

As of December 31, 2016, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

As of December 31, 2016, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of December 31, 2016, investments which represented greater than 5% of total reportable segments investments consisted of only First Data Corporation valued at $1,094.2 million. Our investment income can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of First Data Corporation (NYSE: FDC). For the year ended December 31, 2016, the reduction in the stock price of First Data Corporation reduced economic net income on a segment basis by approximately $180 million. See "--Business Environment" for a discussion on the impact of global equity markets on our financial condition and "--Segment Balance Sheet" for additional information regarding our largest holdings on a segment basis.

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

Prior to January 1, 2016, most of our historical private equity funds that provide for carried interest do not have a preferred return. For these funds, the management company is required to refund up to 20% of any management fees earned from its limited partners in the event that the fund recognizes carried interest. At such time as the fund recognizes carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, a liability due to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the management fees earned. The refunds to the limited partners are paid, and liabilities relieved, at such time that the underlying investment is sold and the associated carried interest is realized. In the event that a fund’s carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the earned management fees, such management fees would be retained and not returned to the funds’ limited partners.

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

Recently Issued Accounting Pronouncements

For a full discussion of recently issued accounting pronouncements, please see the notes to the consolidated financial statements "--Item 8. Consolidated Financial Statements--Summary of Significant Accounting Policies."

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

The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate in order to provide a reader with an indication of the directional impact that a hypothetical adverse movement in certain risks would have on net income attributable to KKR & Co. L.P. In all cases, these directional impacts are presented after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of December 31, 2016, KKR & Co. L.P. and KKR Holdings L.P. held interests in our business of 56.1% and 43.9%, respectively. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.

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

Certain securities transactions by our capital markets business are subject to risk tolerance limits, regulatory capital requirements and the review and approval of one or more committees in compliance with rules applicable to broker-dealers pursuant to the Securities Exchange Act of 1934. When our capital is committed to capital markets transactions, after diligence is conducted, such transactions are subject to the review and approval of a capital markets underwriting committee. These transactions are also subject to risk tolerance limits. The risk tolerance limits establish the level of investment we may make in a single company or type of transaction, for example and are designed to avoid undue concentration and risk exposure. Regulatory capital requirements also place limits on the size of securities underwritings the capital markets business can conduct based on quantitative measure of assets, liabilities and certain off-balance-sheet items. Aggregate balance sheet risk and capital deployed for transactions are monitored on an ongoing basis by the balance sheet committee referenced above.

With respect to the funds and other investment vehicles through which we make investments for our fund investors, KKR manages risk by subjecting transactions to the review and approval of an applicable investment committee, and then a portfolio management committee (or other designated senior employees) regularly monitors these investments. Before making an investment, investment professionals identify risks in due diligence, evaluating, among other things, business, financial, legal and regulatory issues, financial data and other information. An investment team presents the investment and its identified risks to an investment committee, which must approve each investment before it may be made. If an investment is made, a portfolio management committee (or other designated senior employees) is responsible for working with our investment professionals to monitor the investment on an ongoing basis.

Management of General Business Risk

KKR has a global risk committee comprised of senior employees from across our business segments and across business operations, and includes our Chief Administrative Officer, Chief Financial Officer, General Counsel and Chief Compliance Officer. The risk committee monitors and evaluates KKR's general business risks. The Chief Administrative Officer, who also serves as the chairman of the risk committee, regularly reports to our Co-Chief Executive Officers and quarterly to the Audit Committee, which is the chief committee that monitors risk on behalf of the Board of Directors.

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

Changes in Fair Value

The majority of our investments are reported at fair value. Net changes in the fair value of investments impact the net gains (losses) from investment activities in our consolidated statements of operations. Based on investments held as of December 31, 2016, we estimate that an immediate 10% decrease in the fair value of investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR & Co. L.P. would generally be significantly less than the amount described above, given that a significant portion of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments and to a lesser extent our management fees. Because of this, the quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. L.P. before income taxes. The actual impact to individual line items within the consolidated statements of operations would differ from the amounts shown below as a result of (i) the inclusion of amounts attributable to KKR Holdings L.P. in individual line items within the consolidated statement of operations, (ii) the elimination of management fees and carried interest and (iii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of certain investment funds and CFEs.

Based on the fair value of investments as of December 31, 2016, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in declines in net income attributable to KKR & Co. L.P. before income taxes in 2017 from reductions in the following items, if not offset by other factors:

Year Ended December 31, 2016
	Management fees		Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Excluding Carried Interest
($ in thousands)
10% Decline in Fair Value of Investments (1)	$9,367	(2)	$239,709	(3)	$393,423	(3)

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

Management Fees

Our management fees in our Private Markets investment funds are generally calculated based on the amount of capital committed or invested by a fund, as described under "Business—Our Segments—Private Markets." Accordingly, movements in the fair value of investments do not significantly affect the amount of fees we may charge in Private Markets funds. Management fees in our infrastructure funds are calculated based on net asset value, or NAV, of the fund and in some cases, we additionally earn management fees on the fund's remaining commitment.

In the case of our Public Markets business, management fees are often calculated based on the average NAV of the fund for that particular period, although certain funds in our Public Markets segment have management fees based on the amount of capital invested. In the case of our CLO vehicles, management fees are calculated based on the collateral of the vehicle. The collateral is based on the par value of the investments and cash on hand.

To the extent that management fees are calculated based on the NAV of the fund's investments, the amount of fees that we may charge will be increased or decreased in direct proportion to the effect of changes in the fair value of the fund's investments. The proportion of our management fees that are based on NAV depends on the number and type of funds in existence. For the year ended December 31, 2016, the fund management fees that were recognized based on the NAV of the applicable funds was approximately 28%.

Publicly Traded Securities
Our investment funds and KKR's balance sheet hold certain investments in portfolio companies whose securities are publicly traded. The market prices of securities may be volatile and are likely to fluctuate due to a number of factors beyond our control. These factors include actual or anticipated fluctuations in the quarterly and annual results of such companies or of other companies in the industries in which they operate, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, industry conditions, changes in government regulation, shortfalls in operating results from levels forecasted by securities analysts, the general state of the securities markets and other material events, such as significant management changes, re-financings, acquisitions and dispositions. In addition, although a substantial portion of our investments are comprised of investments in portfolio companies whose securities are not publicly traded, the value of these privately held investments may also fluctuate as our Level III investments are valued in part using a market comparables analysis. Consequently due to similar factors beyond our control as described above for portfolio companies whose securities are publicly traded, the value of these Level III investments may fluctuate with market prices. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Environment".

Exchange Rate Risk

Our investment funds, CLO vehicles and KKR's balance sheet hold investments denominated in currencies other than the U.S. dollar. Those investments expose us and our fund investors to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. Our policy is to minimize these risks by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to future changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which the investments are denominated.

Our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which our investments are denominated (including euros, British pounds, Japanese yen, among others), net of the impact of foreign exchange hedging strategies. The quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. L.P. before income taxes. The actual impact to individual line items within the statements of operations would differ from the amounts shown below as a result of (i) the inclusion of amounts attributable to KKR Holdings L.P. in individual line items within the consolidated statement of operations, (ii) the elimination of management fees and carried interest and (iii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of certain investment funds and CLO vehicles.

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated as of December 31, 2016 (i.e. an increase in the value of the U.S. dollar against these foreign currencies) would result in declines in net income attributable to KKR & Co. L.P. before income taxes in 2017 from reductions in the following items, net of the impact of foreign exchange hedging strategies, if not offset by other factors:

	Year Ended December 31, 2016
	Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Excluding Carried Interest
	($ in thousands)
10% Decline in Foreign Currencies Against the U.S. Dollar (1)	$27,519	(2)	$13,207	(2)

(1)
An immediate, hypothetical 10% decline in exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated would only marginally impact our ability to earn incentive fees since the majority of our funds in which we are entitled to earn incentive fees are denominated in U.S. dollars. Additionally, the impact on our management fees that are denominated in non-US dollar currencies considering the impact of foreign exchange hedging strategies employed would not be expected to be material.

(2)	Decrease would impact our statement of operations in a single quarter. With respect to carried interest, for purposes of this analysis the impact of preferred returns are ignored.

Interest Rate Risk

Valuation of Investments

Changes in credit markets and in particular, interest rates, can impact investment valuations, particularly our Level III investments, and may have offsetting results depending on the valuation methodology used. For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. In certain cases, the valuations obtained from the discounted cash flow analysis and the other primary methodology we use, the market multiples approach, may yield different and offsetting results. For example, the positive impact of falling interest rates on discounted cash flow valuations may offset the negative impact of the market multiples valuation approach and may result in less of a decline in value than for those investments that had a readily observable market price. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases.

Interest Income

We and certain consolidated funds, including CLOs hold credit investments that generate interest income based on variable interest rates. We are exposed to interest rate risk relating to investments that generate yield since a meaningful portion of credit investments held by us and our consolidated funds, including CLOs earn income based on variable interest rates. However, the contractual interest rate structure for a large portion of our credit investments bearing variable rates have "floors" which establish a minimum rate of interest that will be earned. In the current low interest rate environment, a large portion of the credit investments held by us and our consolidated funds, including CLOs are earning interest at the contractual floor and therefore, for these investments, a decrease in variable interest rates would not impact the amount of interest income earned. With respect to consolidated funds and CLOs, the impact on net income attributable to KKR & Co. L.P. resulting from a decrease of a hypothetical 100 basis points in variable interest rates used in the recognition of interest income would not be expected to be material since (i) many variable rate credit investments are subject to floors as described above and (ii) a substantial portion of this decrease would be attributable to noncontrolling interests. With respect to credit investments held by KKR outside of the consolidated funds and CLOs, all of the interest income earned inures to KKR & Co. L.P., however a large portion of these investments are subject to floors as described above. Accordingly, the impact on net income attributable to KKR & Co. L.P. resulting from a decrease of a hypothetical 100 basis points in variable interest rates used in the recognition of interest income would not be expected to be material.

Interest Expense

We and certain consolidated funds, including CLOs have debt obligations that include revolving credit agreements, certain investment financing arrangements and debt securities issued by CLO vehicles that accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our consolidated funds, including CLOs would have to make. With respect to consolidated funds and CLOs, the impact on net income attributable to KKR & Co. L.P. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense would not be expected to be material since a substantial portion of this increase would be attributable to noncontrolling interests. With respect to debt obligations held by KKR and not in the consolidated funds or CLOs, as of December 31, 2016, KKR had debt obligations outstanding with a par amount of approximately $284 million that accrues interest at a variable rate. The impact on net income attributable to KKR & Co. L.P. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense would not be expected to be material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of KKR & Co. L.P.:
We have audited the accompanying consolidated statements of financial condition of KKR & Co. L.P. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KKR & Co. L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its accounting policy for the consolidation of legal entities on January 1, 2016 due to the adoption of ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.
/s/ Deloitte & Touche LLP
New York, New York
February 24, 2017

KKR & CO. L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (Amounts in Thousands, Except Unit Data)

	December 31, 2016	December 31, 2015
Assets
Cash and Cash Equivalents	$2,508,902	$1,047,740
Cash and Cash Equivalents Held at Consolidated Entities	1,624,758	1,472,120
Restricted Cash and Cash Equivalents	212,155	267,628
Investments	31,409,765	65,305,931
Due from Affiliates	250,452	139,783
Other Assets	2,996,865	2,809,137
Total Assets	$39,002,897	$71,042,339

Liabilities and Equity
Debt Obligations	$18,544,075	$18,714,597
Due to Affiliates	359,479	144,807
Accounts Payable, Accrued Expenses and Other Liabilities	2,981,260	2,715,350
Total Liabilities	21,884,814	21,574,754

Commitments and Contingencies

Redeemable Noncontrolling Interests	632,348	188,629

Equity
Series A Preferred Units (13,800,000 units issued and outstanding as of December 31, 2016)	332,988	—
Series B Preferred Units (6,200,000 units issued and outstanding as of December 31, 2016)	149,566	—
KKR & Co. L.P. Capital - Common Unitholders (452,380,335 and 457,834,875 common units issued and outstanding as of December 31, 2016 and 2015, respectively)	5,457,279	5,547,182
Total KKR & Co. L.P. Partners' Capital	5,939,833	5,547,182
Noncontrolling Interests	10,545,902	43,731,774
Total Equity	16,485,735	49,278,956
Total Liabilities and Equity	$39,002,897	$71,042,339

See notes to consolidated financial statements.

KKR & CO. L.P.
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
 (Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the consolidated statements of financial condition attributable to consolidated variable interest entities (“VIEs”) as of December 31, 2016 and December 31, 2015. KKR's consolidated VIEs consist primarily of certain collateralized financing entities (“CFEs”) holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS”) and certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR’s general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR’s beneficial interest therein and any fees generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	December 31, 2016
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,158,641	$466,117	$1,624,758
Restricted Cash and Cash Equivalents	86,777	95,105	181,882
Investments	13,950,897	8,979,341	22,930,238
Due from Affiliates	—	5,555	5,555
Other Assets	153,283	430,326	583,609
Total Assets	$15,349,598	$9,976,444	$25,326,042

Liabilities
Debt Obligations	$13,858,288	$1,612,799	$15,471,087
Due to Affiliates	—	—	—
Accounts Payable, Accrued Expenses and Other Liabilities	722,714	316,121	1,038,835
Total Liabilities	$14,581,002	$1,928,920	$16,509,922

	December 31, 2015
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$975,433	$—	$975,433
Investments	12,735,309	—	12,735,309
Other Assets	133,953	—	133,953
Total Assets	$13,844,695	$—	$13,844,695

Liabilities
Debt Obligations	$12,365,222	$—	$12,365,222
Accounts Payable, Accrued Expenses and Other Liabilities	546,129	—	546,129
Total Liabilities	$12,911,351	$—	$12,911,351

See notes to consolidated financial statements.

KKR & CO. L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Unit Data)

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Fees and Other	$1,908,093	$1,043,768	$1,110,008

Expenses
Compensation and Benefits	1,063,813	1,180,591	1,263,852
Occupancy and Related Charges	64,622	65,683	62,564
General, Administrative and Other	567,039	624,951	869,651
Total Expenses	1,695,474	1,871,225	2,196,067

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	342,897	4,672,627	4,778,232
Dividend Income	187,853	850,527	1,174,501
Interest Income	1,021,809	1,219,197	909,207
Interest Expense	(789,953)	(573,226)	(317,192)
Total Investment Income (Loss)	762,606	6,169,125	6,544,748

Income (Loss) Before Taxes	975,225	5,341,668	5,458,689

Income Tax / (Benefit)	24,561	66,636	63,669

Net Income (Loss)	950,664	5,275,032	5,395,020
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(8,476)	(4,512)	(3,341)
Net Income (Loss) Attributable to Noncontrolling Interests	649,833	4,791,062	4,920,750
Net Income (Loss) Attributable to KKR & Co. L.P.	309,307	488,482	477,611

Net Income Attributable to Series A Preferred Unitholders	17,337	—	—
Net Income Attributable to Series B Preferred Unitholders	4,898	—	—

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$287,072	$488,482	$477,611

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.64	$1.09	$1.25
Diluted	$0.59	$1.01	$1.16
Weighted Average Common Units Outstanding
Basic	448,905,126	448,884,185	381,092,394
Diluted	483,431,048	482,699,194	412,049,275

See notes to consolidated financial statements.

KKR & CO. L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net Income (Loss)	$950,664	$5,275,032	$5,395,020

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(34,583)	(27,176)	(37,119)

Comprehensive Income (Loss)	916,081	5,247,856	5,357,901

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(8,476)	(4,512)	(3,341)
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	634,813	4,771,152	4,897,831

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$289,744	$481,216	$463,411

See notes to consolidated financial statements.

KKR & CO. L.P.
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Appropriated Capital	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2014	288,143,327	$2,727,909	$(5,899)	$2,722,010	$—	$—	$43,235,001	$—	$45,957,011	$627,807
Net Income (Loss)		477,611		477,611			4,929,337	(8,587)	5,398,361	(3,341)
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(14,200)	(14,200)			(20,725)	(2,194)	(37,119)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units and transfers of CLO beneficial interests to appropriated capital	27,228,991	332,479	(833)	331,646			(359,322)	27,676	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		46,311	528	46,839					46,839
Net Delivery of Common Units - Equity Incentive Plan	9,952,634	(8,757)		(8,757)					(8,757)
Equity Based Compensation		158,927		158,927			151,476		310,403
Acquisitions	108,005,588	2,453,610		2,453,610			435,478		2,889,088
Capital Contributions				—			11,236,018		11,236,018	148,355
Capital Distributions		(784,995)		(784,995)			(13,602,886)		(14,387,881)	(472,723)
Balance at December 31, 2014	433,330,540	$5,403,095	$(20,404)	$5,382,691	$—	$—	$46,004,377	$16,895	$51,403,963	$300,098

Net Income (Loss)		488,482		488,482			4,791,062		5,279,544	(4,512)
Other Comprehensive Income (Loss)-Foreign Currency Translation (Net of Tax)			(7,266)	(7,266)			(19,910)		(27,176)
Cumulative-effect adjustment from adoption of accounting policies		(307)		(307)				(16,895)	(17,202)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	16,095,538	207,114	(1,483)	205,631			(205,631)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		18,244	354	18,598					18,598
Net Delivery of Common Units-Equity Incentive Plan	10,964,144	15,245		15,245					15,245
Equity Based Compensation		186,346		186,346			75,233		261,579
Common Units Issued in Connection with the Purchase of an Investment	7,364,545	126,302		126,302					126,302
Unit Repurchases	(9,919,892)	(161,929)		(161,929)					(161,929)
Capital Contributions				—			6,274,296		6,274,296	193,269
Capital Distributions		(706,611)		(706,611)			(13,187,653)		(13,894,264)	(300,226)
Balance at December 31, 2015	457,834,875	$5,575,981	$(28,799)	$5,547,182	$—	$—	$43,731,774	$—	$49,278,956	$188,629

Net Income (Loss)		287,072		287,072	17,337	4,898	649,833		959,140	(8,476)
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(19,563)	(19,563)			(15,020)		(34,583)
Deconsolidation of Funds				—			(34,240,240)		(34,240,240)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	7,627,578	91,357	(830)	90,527			(90,527)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		(1,495)	96	(1,399)					(1,399)
Net Delivery of Common Units - Equity Incentive Plan	8,672,152	(50,515)		(50,515)					(50,515)
Equity Based Compensation		186,227		186,227			78,663		264,890
Unit Repurchases	(21,754,270)	(296,844)		(296,844)					(296,844)
Equity Issued in connection with Preferred Unit Offering				—	332,988	149,566			482,554
Capital Contributions				—			2,525,635		2,525,635	479,031
Capital Distributions		(285,408)		(285,408)	(17,337)	(4,898)	(2,094,216)		(2,401,859)	(26,836)
Balance at December 31, 2016	452,380,335	$5,506,375	$(49,096)	$5,457,279	$332,988	$149,566	$10,545,902	$—	$16,485,735	$632,348

See notes to consolidated financial statements.

KKR & CO. L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	For the Years Ended December 31,
	2016	2015	2014
Operating Activities
Net Income (Loss)	$950,664	$5,275,032	$5,395,020
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	264,890	261,579	310,403
Net Realized (Gains) Losses on Investments	(347,097)	(3,001,884)	(5,433,586)
Change in Unrealized (Gains) Losses on Investments	4,200	(1,670,743)	655,354
Carried Interest Allocated as a result of Changes in Fund Fair Value	(803,185)	—	—
Other Non-Cash Amounts	(34,620)	(78,522)	73,061
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	(435,417)	(160,092)	(166,275)
Change in Due from / to Affiliates	(79,372)	15,264	(3,368)
Change in Other Assets	(555,666)	605,305	(150,131)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	648,737	(187,661)	(156,176)
Investments Purchased	(20,824,349)	(27,936,898)	(37,935,909)
Proceeds from Investments	19,649,033	27,264,024	38,900,257
Net Cash Provided (Used) by Operating Activities	(1,562,182)	385,404	1,488,650

Investing Activities
Change in Restricted Cash and Cash Equivalents	1,409	(164,637)	(10,849)
Purchase of Fixed Assets	(62,663)	(169,419)	(12,163)
Development of Oil and Natural Gas Properties	(2,122)	(95,959)	(233,777)
Proceeds from Sale of Oil and Natural Gas Properties	858	4,863	82,423
Net Cash Acquired	—	—	151,491
Net Cash Provided (Used) by Investing Activities	(62,518)	(425,152)	(22,875)

Financing Activities
Distributions to Partners	(285,408)	(706,611)	(784,995)
Distributions to Redeemable Noncontrolling Interests	(26,836)	(300,226)	(472,723)
Contributions from Redeemable Noncontrolling Interests	479,031	193,269	148,355
Distributions to Noncontrolling Interests	(2,086,577)	(13,187,653)	(13,602,886)
Contributions from Noncontrolling Interests	2,496,352	6,274,296	11,196,066
Issuance of Preferred Units (net of issuance costs)	482,554	—	—
Preferred Unit Distributions	(22,235)	—	—
Net Delivery of Common Units - Equity Incentive Plan	(50,515)	15,245	(8,757)
Unit Repurchases	(296,844)	(161,929)	—
Proceeds from Debt Obligations	7,895,320	14,014,510	5,433,135
Repayment of Debt Obligations	(5,482,133)	(5,926,162)	(3,728,195)
Financing Costs Paid	(16,847)	(45,331)	(34,078)
Net Cash Provided (Used) by Financing Activities	3,085,862	169,408	(1,854,078)

Net Increase/(Decrease) in Cash and Cash Equivalents	1,461,162	129,660	(388,303)
Cash and Cash Equivalents, Beginning of Period	1,047,740	918,080	1,306,383
Cash and Cash Equivalents, End of Period	$2,508,902	$1,047,740	$918,080

See notes to consolidated financial statements.

KKR & CO. L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in Thousands)

	For the Years Ended December 31,
	2016	2015	2014
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$773,032	$485,739	$195,055
Payments for Income Taxes	$33,526	$40,468	$47,138
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$264,890	$261,579	$310,403
Non-Cash Contributions from Noncontrolling Interests	$29,283	$—	$39,952
Non-Cash Distributions to Noncontrolling Interests	$(7,639)	$—	$—
Cumulative effect adjustment from adoption of accounting guidance	$—	$(17,202)	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$228,405	$226,577	$328,464
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$(1,399)	$18,598	$46,839
Impairments of Oil and Natural Gas Properties	$6,191	$53,926	$220,063
Gains on Sales of Oil and Natural Gas Properties	$12,286	$—	$16,924
Net Assets Acquired
Cash and Cash Equivalents Held at Consolidated Entities	$—	$—	$765,231
Restricted Cash and Cash Equivalents	$—	$—	$35,038
Investments	$—	$—	$9,225,660
Other Assets	$—	$—	$885,314
Debt Obligations	$—	$—	$7,538,726
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$—	$616,979
Changes in Consolidation including Adoption of ASU 2015-02
Cash and Cash Equivalents Held at Consolidated Entities	$(270,458)	$—	$—
Restricted Cash and Cash Equivalents	$(54,064)	$—	$—
Investments	$(35,686,489)	$—	$—
Due From Affiliates	$147,427	$—	$—
Other Assets	$(532,226)	$—	$—
Debt Obligations	$(2,355,305)	$—	$—
Due to Affiliates	$329,083	$—	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$(129,348)	$—	$—
Noncontrolling Interests	$(34,240,240)	$—	$—

See notes to consolidated financial statements.

KKR & CO. L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION

KKR & Co. L.P. (NYSE: KKR), together with its consolidated subsidiaries (“KKR”), is a leading global investment firm that manages investments across multiple asset classes including private equity, energy, infrastructure, real estate, growth equity, credit and hedge funds. KKR aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world class people, and driving growth and value creation at the asset level. KKR invests its own capital alongside the capital it manages for fund investors and brings debt and equity investment opportunities to others through its capital markets business.

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of December 31, 2016, KKR & Co. L.P. held approximately 56.1% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 43.9% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues or repurchases KKR & Co. L.P. common units. The KKR Group Partnerships also have outstanding equity interests that provide for our carry pool and preferred units with economic terms that mirror the preferred units issued by KKR & Co. L.P.

For acquisitions KKR made during the year ended December 31, 2014, see Note 15 "Acquisitions".

The following table presents the effect of changes in the ownership interest in the KKR Group Partnerships on KKR:

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss) attributable to KKR & Co. L.P.	$309,307	$488,482	$477,611
Transfers from noncontrolling interests:
Exchange of KKR Group Partnership units held by KKR Holdings L.P.(a)	90,910	212,043	380,916
Change from net income (loss) attributable to KKR & Co. L.P. and transfers from noncontrolling interests held by KKR Holdings	$400,217	$700,525	$858,527

(a)
Increase in KKR’s partners’ capital for exchange of 7,589,190, 15,850,161 and 27,172,269 for the years ended December 31, 2016, 2015, and 2014, respectively, KKR Group Partnerships units held by KKR Holdings L.P., inclusive of deferred taxes.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements (referred to hereafter as the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of KKR’s investment management and capital markets companies, the general partners of certain unconsolidated funds and vehicles, general partners of consolidated funds and their respective consolidated funds and certain other entities including CFEs. References in the accompanying financial statements to “principals” are to KKR’s senior employees and non‑employee operating consultants who hold interests in KKR’s business through KKR Holdings.
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

KKR’s funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their investments in portfolio companies even if majority-owned and controlled. Rather, the consolidated funds and vehicles reflect their investments at fair value as described below in “Fair Value Measurements.”

Consolidation Policy Upon Adoption of ASU No. 2015-02 and 2016-17

In February 2015, the Financial Accounting Standards Board (“FASB”) issued amended consolidation guidance with the issuance of ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). KKR adopted this new guidance on January 1, 2016 using the modified retrospective method. As a result, no retrospective adjustment is required and prior periods presented in the financial statements have not been impacted. The guidance in ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and also changes the consolidation model specific to limited partnerships. The amendments also clarify how to evaluate fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a VIE should be reported on an asset manager's balance sheet. These changes modify the analysis that KKR must perform to determine whether it should consolidate certain types of legal entities.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties under Common Control ("ASU 2016-17"). KKR has adopted this new guidance and has applied the guidance retrospectively

Notes to Consolidated Financial Statements (Continued)

beginning with the annual period in which the amendments in ASU 2015-02 were adopted, which was January 1, 2016. This guidance in ASU 2016-17 states that reporting entities deciding whether they are primary beneficiaries no longer have to consider indirect interests held through related parties that are under common control to be the equivalent of direct interests in their entirety. Reporting entities would include those indirect interests on a proportionate basis.

Consistent with the consolidation rules in effect prior to the adoption of ASU 2015-02, an entity in which KKR holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. However, under ASU 2015-02, limited partnerships and other similar entities where unaffiliated limited partners have not been granted i) substantive participatory rights or ii) substantive rights to either dissolve the partnership or remove the general partner (“kick-out rights”) are VIEs under condition (b) above. KKR’s investment funds that are not CFEs (i) are generally limited partnerships, (ii) generally provide KKR with operational discretion and control, and (iii) generally have fund investors with no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, and as such the limited partners do not hold kick-out rights. Accordingly, most of KKR’s investment funds are categorized as VIEs under ASU 2015-02.

KKR consolidates all VIEs in which it is the primary beneficiary. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (i) whether an entity in which KKR holds a variable interest is a VIE and (ii) whether KKR’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Pursuant to ASU 2015-02, fees earned by KKR that are customary and commensurate with the level of effort required to provide those services, and where KKR does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered variable interests. KKR factors in all economic interests including interests held through related parties, to determine if it holds a variable interest. KKR determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion periodically.

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

Notes to Consolidated Financial Statements (Continued)

tranche, KKR is in a first loss position and has the right to receive benefits, including the actual residual returns of the CMBS, if any. In these cases, KKR is deemed to be the primary beneficiary and consolidates the CMBS.

Consolidation Policy Prior to the Adoption of ASU 2015-02 and 2016-17

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

Notes to Consolidated Financial Statements (Continued)

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

Noncontrolling Interests held by KKR Holdings

Noncontrolling interests held by KKR Holdings include economic interests held by principals in the KKR Group Partnerships. Such principals receive financial benefits from KKR’s business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. These financial benefits are not paid by KKR & Co. L.P. and are borne by KKR Holdings.

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	For the Years Ended December 31,
	2016	2015	2014
Balance at the beginning of the period	$4,347,153	$4,661,679	$5,116,761
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	212,878	433,693	585,135
Other comprehensive income (loss), net of tax (b)	(10,514)	(14,030)	(15,202)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (c)	(89,182)	(203,127)	(357,551)
Equity based compensation	66,572	59,114	129,012
Capital contributions	241,748	25,573	30,402
Capital distributions	(475,318)	(615,749)	(826,878)
Balance at the end of the period	$4,293,337	$4,347,153	$4,661,679

(a)	Refer to the table below for calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(b)	Calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

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

Notes to Consolidated Financial Statements (Continued)

the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the KKR & Co. L.P. 2010 Equity Incentive Plan (“Equity Incentive Plan”), equity allocations shown in the consolidated statement of changes in equity differ from their respective pro-rata ownership interests in KKR’s net assets.
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$950,664	$5,275,032	$5,395,020
Net income (loss) attributable to Redeemable Noncontrolling Interests	(8,476)	(4,512)	(3,341)
Net income (loss) attributable to Noncontrolling Interests in consolidated entities	436,955	4,357,369	4,335,615
Net income (loss) attributable to Series A and Series B Preferred Unitholders	22,235	—	—
Income tax / (benefit) attributable to KKR Management Holdings Corp.	(18,937)	21,241	28,806
Net income (loss) attributable to KKR & Co. L.P. Common Unitholders and KKR Holdings	$481,013	$943,416	$1,091,552

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$212,878	$433,693	$585,135

Investments

Investments consist primarily of private equity, real assets, credit, investments of consolidated CFEs, equity method, carried interest and other investments. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4 “Investments.”

The following describes the types of securities held within each investment class.

Private Equity - Consists primarily of equity investments in operating businesses, including growth equity investments.

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

Investments of Consolidated CFEs - Consists primarily of (i) investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans) held directly by the consolidated CLOs and (ii) investments in originated, fixed-rate mortgage loans held directly by the consolidated CMBS vehicles.

Equity Method - Consists primarily of (i) certain investments in private equity funds, real assets funds and credit funds, which are not consolidated and (ii) certain investments in operating companies in which KKR is deemed to exert significant influence under GAAP.

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

Investments held by Consolidated Investment Funds

Notes to Consolidated Financial Statements (Continued)

The consolidated investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments, including portfolio companies that are majority-owned and controlled by KKR's investment funds, at fair value. KKR has retained this specialized accounting for the consolidated funds in consolidation. Accordingly, the unrealized gains and losses resulting from changes in fair value of the investments and other financial instruments held by the consolidated investment funds are reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

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

Energy Investments held directly by KKR

Certain energy investments are made by KKR directly in working and royalty interests in oil and natural gas producing properties and not through investment funds. Oil and natural gas producing activities are accounted for under the successful efforts method of accounting and such working interests are consolidated based on the proportion of the working interests held by KKR. Accordingly, KKR reflects its proportionate share of the underlying statements of financial condition and statements of operations of the consolidated working interests on a gross basis and changes in the value of these working interests are not reflected as unrealized gains and losses in the consolidated statements of operations. Under the successful efforts method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain nonproducing leasehold costs are charged to expense as incurred.

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

Whenever events or changes in circumstances indicate that the carrying amounts of oil and natural gas properties may not be recoverable, KKR evaluates oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. Any impairment in value is recognized when incurred and is recorded in General, Administrative, and Other expense in the consolidated statements of operations.

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

Notes to Consolidated Financial Statements (Continued)

Equity Method

For certain investments in entities over which KKR exercises significant influence but which do not meet the requirements for consolidation and for which KKR has not elected the fair value option, KKR uses the equity method of accounting. KKR’s share of earnings (losses) from these investments is reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. The carrying value of equity method investments in private equity funds, real assets funds and credit funds, which are not consolidated, approximate fair value, because the underlying investments of the unconsolidated investment funds are reported at fair value. The carrying value of equity method investments in certain operating companies, which KKR is determined to exert significant influence under GAAP and for which KKR has not elected the fair value option, is determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR’s respective ownership percentage, less distributions. For equity method investments, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Financial Instruments held by Consolidated CFEs

As of January 1, 2015, KKR adopted the measurement alternative included in ASU 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (“ASU 2014-13”), and has applied the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2015. Refer to the consolidated statements of changes in equity for the impact of this adjustment. Pursuant to ASU 2014-13, KKR measures both the financial assets and financial liabilities of the consolidated CFEs in its financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities.

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

For the consolidated CMBS vehicles, KKR has determined that the fair value of the financial liabilities of the consolidated CMBS vehicles is more observable than the fair value of the financial assets of the consolidated CMBS vehicles. As a result, the financial liabilities of the consolidated CMBS vehicles are being measured at fair value and the financial assets are being measured in consolidation as: (1) the sum of the fair value of the financial liabilities (other than the beneficial interests retained by KKR), the fair value of the beneficial interests retained by KKR and the carrying value of any nonfinancial liabilities that are incidental to the operations of the CMBS vehicles less (2) the carrying value of any nonfinancial assets that are incidental to the operations of the CMBS vehicles. The resulting amount is allocated to the individual financial assets.

Under the measurement alternative pursuant to ASU 2014-13, KKR’s consolidated net income (loss) reflects KKR’s own economic interests in the consolidated CFEs including (i) changes in the fair value of the beneficial interests retained by KKR and (ii) beneficial interests that represent compensation for services rendered.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Except for certain of KKR's equity method investments (see "Equity Method" above in this Note 2 "Summary of Significant Accounting Policies") and debt obligations (as described in Note 10 "Debt Obligations"), KKR's investments and other financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors.

GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

Investments and Debt Obligations of Consolidated CLO Vehicles: Investments of consolidated CLO vehicles are reported within Investments of Consolidated CFEs and are valued using the same valuation methodology as described above for credit investments. Under ASU 2014-13, KKR measures CLO debt obligations on the basis of the fair value of the financial assets of the CLO.

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

When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, an estimated probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology.

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

Notes to Consolidated Financial Statements (Continued)

requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by KKR in its valuations.

In the case of growth equity investments, enterprise values may be determined using the market comparables analysis and discounted cash flow analysis described above. A scenario analysis may also be conducted to subject the estimated enterprise values to a downside, base and upside case, which involves significant assumptions and judgments. A milestone analysis may also be conducted to assess the current level of progress towards value drivers that we have determined to be important, which involves significant assumptions and judgments. The enterprise value in each case may then be allocated across the investment’s capital structure to reflect the terms of the security and subjected to probability weightings.  In certain cases, the values of growth equity investments may be based on recent or expected financings.

Real Assets Investments: Real asset investments in infrastructure, energy and real estate are valued using one or more of the discounted cash flow analysis, market comparables analysis and direct income capitalization, which in each case incorporates significant assumptions and judgments. Infrastructure investments are generally valued using the discounted cash flow analysis. Key inputs used in this methodology can include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Energy investments are generally valued using a discounted cash flow analysis. Key inputs used in this methodology that require estimates include the weighted average cost of capital. In addition, the valuations of energy investments generally incorporate both commodity prices as quoted on indices and long-term commodity price forecasts, which may be substantially different from commodity prices on certain indices for equivalent future dates. Certain energy investments do not include an illiquidity discount. Long-term commodity price forecasts are utilized to capture the value of the investments across a range of commodity prices within the energy investment portfolio associated with future development and to reflect a range of price expectations. Real estate investments are generally valued using a combination of direct income capitalization and discounted cash flow analysis. Key inputs used in such methodologies that require estimates include an unlevered discount rate and current capitalization rate. The valuations of real assets investments also use other inputs.

Credit Investments: Credit investments are valued using values obtained from dealers or market makers, and where these values are not available, credit investments are generally valued by KKR based on ranges of valuations determined by an independent valuation firm. Valuation models are based on discounted cash flow analyses, for which the key inputs are determined based on market comparables, which incorporate similar instruments from similar issuers.

Other Investments: With respect to other investments including equity method investments for which the fair value election has been made, KKR generally employs the same valuation methodologies as described above for private equity investments when valuing these other investments.

Investments and Debt Obligations of Consolidated CMBS Vehicles: Under ASU 2014-13, KKR measures CMBS investments, which are reported within Investments of Consolidated CFEs on the basis of the fair value of the financial liabilities of the CMBS. Debt obligations of consolidated CMBS vehicles are valued based on discounted cash flow analyses. The key input is the expected yield of each CMBS security using both observable and unobservable factors, which may include recently offered or completed trades and published yields of similar securities, security-specific characteristics (e.g. securities ratings issued by nationally recognized statistical rating organizations, credit support by other subordinate securities issued by the CMBS and coupon type) and other characteristics.

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

Notes to Consolidated Financial Statements (Continued)

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review.

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies principally on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged by KKR with respect to most investments classified as Level III. The valuation firm either provides a valuation range from which KKR’s investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR’s valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted to their respective valuation sub-committees.

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

Fees and Other

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Management fees, incentive fees, fee credits and carried interest earned from consolidated funds are eliminated in consolidation and as such are not recorded in Fees and Other. The economic impact of these management fees, incentive fees, fee credits and carried interests that are eliminated is reflected as an adjustment to noncontrolling interests and has no impact to Net Income Attributable to KKR & Co. L.P. As a result of the de-consolidation of most of our investment funds, the management fees, incentive fees, fee credits and carried interests associated with funds that had previously been consolidated are included in Fees and Other beginning on January 1, 2016 as such amounts are no longer eliminated.

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

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2016, 2015 and 2014, respectively, fees and other consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
Management Fees	$619,243	$201,006	$215,266
Transaction Fees	350,091	354,895	443,590
Monitoring Fees	146,967	336,159	190,584
Fee Credits	(128,707)	(17,351)	(18,571)
Carried Interest	803,185	—	—
Incentive Fees	8,709	16,415	50,690
Oil and Gas Revenue	65,754	112,328	186,876
Consulting Fees	42,851	40,316	41,573
Total Fees and Other	$1,908,093	$1,043,768	$1,110,008

All revenues presented in the table above, except for oil and gas revenue and certain transaction fees earned by KKR's Capital Markets business, are earned from KKR investment funds and portfolio companies. Consulting fees are earned by certain consolidated entities that employ non-employee operating consultants from providing advisory and other services to portfolio companies and other companies. These fees are separately negotiated with each company for which services are provided and are not shared with KKR.

Management Fees
Management fees are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement. Management fees earned from private equity funds and certain investment funds are based upon a percentage of capital committed or capital invested during the investment period, and thereafter generally based on remaining invested capital or net asset value. For certain other investment funds, CLOs, and separately managed accounts, management fees are based upon the net asset value, gross assets or as otherwise defined in the respective agreements.
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
Private Equity Funds
For KKR’s consolidated and unconsolidated private equity funds, gross management fees generally range from 1% to 2% of committed capital during the fund’s investment period and is generally 0.75% to 1.25% of invested capital after the expiration of the fund’s investment period with subsequent reductions over time. Typically, an investment period is defined as a period of up to six years. The actual length of the investment period is often shorter due to the earlier deployment of committed capital.
KKR’s older private equity funds, which do not have a preferred return, require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the earned cash management fees, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.
Other Investment Funds
Certain investment funds that invest capital in real assets, credit and hedge fund strategies provide for management fees determined quarterly based on an annual rate generally ranging from 0.5% to 1.5%. Such rate may be based on the investment fund's average net asset value, capital commitments, or invested capital.

Notes to Consolidated Financial Statements (Continued)

CLOs
KKR’s management agreements for its CLO vehicles provide for senior collateral management fees and subordinate collateral management fees. Senior collateral management fees are determined based on an annual rate ranging from 0.15% to 0.20% of collateral and subordinate collateral management fees are determined based on an annual rate ranging from 0.20% to 0.35% of collateral. If amounts distributable on any payment date are insufficient to pay the collateral management fees according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates. KKR has the right to waive all or any portion of any collateral management fee. For the purpose of calculating the collateral management fees, collateral, the payment dates, and the priority of payments are terms defined in the management agreements.
Transaction Fees
Transaction fees are earned by KKR primarily in connection with successful investment transactions and capital markets activities. Transaction fees are recognized in the period when the transaction closes. Fees are typically paid on or shortly after the closing of a transaction.
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
Fee Credits

Agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of certain fees, including monitoring and transaction fees received from portfolio companies (“Fee Credits”). Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% for older funds, or 100% for our newer funds, of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

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

Notes to Consolidated Financial Statements (Continued)

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
Compensation and Benefits
Compensation and Benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity based compensation consisting of charges associated with the vesting of equity-based awards, carry pool allocations and other performance-based income compensation.
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
Further disclosure regarding equity based compensation is presented in Note 12 “Equity Based Compensation.”
Carry Pool Allocation
With respect to KKR’s active and future funds and co-investment vehicles that provide for carried interest, KKR allocates to its employees and employees of certain consolidated entities a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit‑sharing arrangements in Accounts Payable, Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and recorded as compensation expense for KKR employees and general, administrative and other expense for certain non‑employee consultants and service providers in the consolidated statements of operations.

Notes to Consolidated Financial Statements (Continued)

Profit Sharing Plan
KKR provides certain profit sharing programs for KKR employees and other eligible personnel. In particular, KKR provides a 401(k) plan for eligible employees in the United States. For certain professionals who are participants in the 401(k) plan, KKR may, in its discretion, contribute an amount after the end of the plan year. For the years ended December 31, 2016, 2015 and 2014, KKR incurred expenses of $8.0 million, $7.9 million and $6.9 million, respectively, in connection with the 401(k) plan and other profit sharing programs.
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

(iii)	Dividends, which are recognized on the ex‑dividend date, or, in the absence of a formal declaration of a record date, on the date it is received.

(iv)	Interest income, which is recognized as earned.

(v)	Interest expense, which is recognized as incurred.
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

Notes to Consolidated Financial Statements (Continued)

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
KKR records uncertain tax positions on the basis of a two‑step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more‑likely‑than‑not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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
Due from and Due to Affiliates
KKR considers its principals and their related entities, unconsolidated funds and the portfolio companies of its funds to be affiliates for accounting purposes. Receivables from and payables to affiliates are recorded at their current settlement amount.
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

Notes to Consolidated Financial Statements (Continued)

Freestanding Derivatives

Freestanding derivatives are instruments that KKR and certain of its consolidated funds have entered into as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include forward, swap and option contracts related to foreign currencies and interest rates to manage foreign exchange risk and interest rate risk arising from certain assets and liabilities. All derivatives are recognized in Other Assets or Accounts Payable, Accrued Expenses and Other Liabilities and are presented on a gross basis in the consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. KKR’s derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. KKR attempts to minimize this risk by limiting its counterparties to major financial institutions with strong credit ratings.
Business Combinations

Acquisitions are accounted for using the acquisition method of accounting. The purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using the estimated fair values at the acquisition date. Transaction costs are expensed as incurred.

Intangible Assets

Intangible assets consist primarily of contractual rights to earn future fee income, including management and incentive fees, and are recorded in Other Assets in the accompanying consolidated statements of financial condition. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and amortization expense is included within General, Administrative and Other in the accompanying consolidated statements of operations. Intangible assets are reviewed for impairment when circumstances indicate impairment may exist. As of December 31, 2016, KKR does not have any indefinite-lived intangible assets.

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

Notes to Consolidated Financial Statements (Continued)

resulting from transactions outside of the functional currency of a consolidated entity are recorded as incurred in general, administrative and other expense in the consolidated statements of operations.
Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers Topic 606 (“ASU 2014-09”) which has subsequently been amended by ASU 2016-08, ASU 2016-10, and ASU 2016-12. These ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue recorded under ASU 2014-09 will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. A full retrospective or modified retrospective approach is required. KKR is currently evaluating the impact the adoption of this guidance may have on its financial statements, including with respect to the timing of the recognition of carried interest.

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014 - 15"). This guidance pertains to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The new guidance applies to all companies. The guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. This guidance has been adopted for the year ended December 31, 2016 and there was no impact on the financial statements.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties under Common Control ("ASU 2016-17"). This guidance in ASU 2016-17 states that reporting entities deciding whether they are primary beneficiaries no longer have to consider indirect interests held through related parties that are under common control to be the equivalent of direct interests in their entirety. Decision makers would include those indirect interests on a proportionate basis. The guidance in the ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. KKR has chosen to early adopt ASU 2016-17 and has retrospectively applied the guidance in ASU 2016-17 beginning on January 1, 2016 which was the date ASU 2015-02 was initially adopted.

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

Notes to Consolidated Financial Statements (Continued)

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

Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (“ASU 2015-07”). The amended guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This guidance was adopted by KKR on January 1, 2016 and did not have a material impact on KKR’s financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities (“ASU 2016-01”). The amended guidance (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at fair value; (iii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amended guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amended guidance related to equity securities without readily determinable fair values (including the disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. KKR is currently evaluating the impact of this guidance on the financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The guidance retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous GAAP. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not changed significantly from previous GAAP. For operating leases, a lessee is required to do the following: (a) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the Statement of Financial Condition, (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (c) classify all cash payments within operating activities in the statement of cash flows. The guidance is effective for fiscal periods beginning after December 15, 2018. Early application is permitted. KKR is currently evaluating the impact of this guidance on the financial statements.

Investments

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. Additional transition disclosures are not required upon adoption. KKR is currently evaluating the impact of this guidance on the financial statements.

Notes to Consolidated Financial Statements (Continued)

Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. KKR is currently evaluating the impact of this guidance on the financial statements.

Cash Flow Classification

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance adds or clarifies guidance on eight cash flow matters: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. KKR is currently evaluating the impact of this guidance on the financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-15”), which amends the guidance to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires the following: (i) restricted cash and restricted cash equivalents should be included in the cash and cash-equivalents balances in the statement of cash flows; (ii) changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows; (iii) a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents; and (iv) the nature of the restrictions must be disclosed for material restricted cash and restricted cash equivalents amounts. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented. KKR is currently evaluating the impact of this guidance on the financial statements.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which removed the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. KKR is currently evaluating the impact of this guidance on the financial statements.

Goodwill

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-4”). This guidance simplifies the accounting for goodwill impairments by eliminating the second step from the goodwill impairment test. The ASU requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. The ASU also (i) clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment; and (ii) clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for fiscal periods beginning after December 15, 2019. Early adoption is allowed for entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017. KKR is currently evaluating the impact of this guidance on the financial statements.

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

The following table summarizes total Net Gains (Losses) from Investment Activities for the years ended December 31, 2016, 2015 and 2014, respectively:

	For the Years Ended December 31,
	2016		2015		2014
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity (a)	$306,180	$(196,892)	$4,452,593	$1,140,377	$4,985,786	$(399,593)
Credit and Other (a)	(825,822)	4,280	138,915	(800,027)	323,676	(229,004)
Investments of Consolidated CFEs (a)	(258,430)	444,142	(54,367)	(220,577)	15,921	(237,199)
Real Assets (a)	87,512	141,886	(2,035,727)	1,591,541	225,497	(548,788)
Foreign Exchange Forward Contracts and Options (b)	108,404	(7,986)	415,370	87,482	(10,620)	787,682
Securities Sold Short (b)	594,743	(90,607)	(6,860)	3,909	(59,071)	21,057
Other Derivatives (b)	(49,712)	70,534	17,694	2,449	(34,319)	(15,384)
Debt Obligations and Other (c)	384,222	(369,557)	74,266	(134,411)	(13,284)	(34,125)
Net Gains (Losses) From Investment Activities	$347,097	$(4,200)	$3,001,884	$1,670,743	$5,433,586	$(655,354)

(a) See Note 4 "Investments."
(b) See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."
(c) See Note 10 "Debt Obligations."

4. INVESTMENTS

Investments consist of the following:

	December 31, 2016	December 31, 2015
Private Equity	$2,915,667	$36,398,474
Credit	4,847,936	6,300,004
Investments of Consolidated CFEs	13,950,897	12,735,309
Real Assets	1,807,128	4,048,281
Equity Method	2,728,995	1,730,565
Carried Interest	2,384,177	245,066
Other	2,774,965	3,848,232
Total Investments	$31,409,765	$65,305,931

As of December 31, 2015, investments which represented greater than 5% of total investments consisted of Walgreens Boots Alliance, Inc. of $5.1 billion and First Data Corporation of $4.3 billion. As of December 31, 2016, there were no investments which represented greater than 5% of total investments. In addition, as of December 31, 2016 and December 31, 2015, investments totaling $16.1 billion and $14.2 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 10 “Debt Obligations.” The majority of the securities underlying private equity investments represent equity securities.

Notes to Consolidated Financial Statements (Continued)

Carried Interest

Carried interest allocated to the general partner in respect of performance of investment funds that are not consolidated were as follows:

Balance at December 31, 2015	$245,066
Deconsolidation of Funds on Adoption of ASU 2015-02	2,712,962
Carried Interest Allocated as a result of Changes in Fund Fair Value	803,185
Cash Proceeds Received	(1,377,036)
Balance at December 31, 2016	$2,384,177

Equity Method

Equity method investments include (i) certain investments in private equity funds, real assets funds and credit funds, which are not consolidated and (ii) certain investments in operating companies in which KKR is deemed to exert significant influence.

Under the equity method of accounting, KKR's share of earnings (losses) from equity method investments is reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Because the underlying investments of unconsolidated investment funds are reported at fair value, the carrying value of these equity method investments representing KKR's interests in unconsolidated funds approximates fair value. The carrying value of equity method investments in certain operating companies, which KKR is determined to exert significant influence, is generally determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR's respective ownership percentage, less distributions. In some cases, KKR has elected the fair value option to account for certain of these equity method investments. With respect to equity method investments where KKR has elected the fair value option, KKR's net income or loss associated with these investments predominantly represent fair value adjustments in the investments. Changes in estimated fair value are recorded in Net Gains (Losses) from Investment Activities in the consolidated statement of operations.

KKR evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the United States Securities and Exchange Commission. As of and for the years ended December 31, 2016, 2015 and 2014, no individual equity method investment held by KKR met the significance criteria. As such, KKR is not required to present separate financial statements for any of its equity method investments.

Summarized Financial Information

The following table shows summarized financial information relating to the statements of financial condition for KKR's equity method investments assuming 100% ownership as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Total Assets	$46,607,136	$8,759,354
Total Liabilities	$4,368,696	$2,387,866
Total Equity	$42,238,440	$6,371,488

Notes to Consolidated Financial Statements (Continued)

The following table shows summarized financial information relating to the statements of operations for KKR's equity method investments assuming 100% ownership for the years ended December 31, 2016, 2015, and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Investment Related Revenues	$1,195,404	$240,877	$175,343
Other Revenues	1,201,693	623,714	409,984
Investment Related Expenses	464,616	53,081	29,157
Other Expenses	801,342	675,293	448,096
Net Realized and Unrealized Gain/(Loss) from Investments	3,625,293	(307,301)	350,248
Net Income (Loss)	$4,756,432	$(171,084)	$458,322

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR's assets and liabilities by the fair value hierarchy. Carried Interest and Equity Method Investments for which the fair value option has not been elected have been excluded from the tables below.

Assets, at fair value:

	December 31, 2016
	Level I	Level II	Level III	Total
Private Equity	$1,240,108	$116,000	$1,559,559	$2,915,667
Credit	—	1,557,575	3,290,361	4,847,936
Investments of Consolidated CFEs	—	8,544,677	5,406,220	13,950,897
Real Assets	—	—	1,807,128	1,807,128
Equity Method	—	220,896	570,522	791,418
Other	994,677	12,715	1,767,573	2,774,965
Total	2,234,785	10,451,863	14,401,363	27,088,011

Foreign Exchange Contracts and Options	—	240,627	—	240,627
Other Derivatives	—	81,593	—	81,593
Total Assets	$2,234,785	$10,774,083	$14,401,363	$27,410,231

	December 31, 2015
	Level I	Level II	Level III	Total
Private Equity	$16,614,008	$880,928	$18,903,538	$36,398,474
Credit	—	1,287,649	5,012,355	6,300,004
Investments of Consolidated CFEs	—	12,735,309	—	12,735,309
Real Assets	—	—	4,048,281	4,048,281
Equity Method	—	—	891,606	891,606
Other	817,328	449,716	2,581,188	3,848,232
Total	17,431,336	15,353,602	31,436,968	64,221,906

Foreign Exchange Contracts and Options	—	635,183	—	635,183
Other Derivatives	—	5,703	—	5,703
Total Assets	$17,431,336	$15,994,488	$31,436,968	$64,862,792

Notes to Consolidated Financial Statements (Continued)

Liabilities, at fair value:

	December 31, 2016
	Level I	Level II	Level III	Total
Securities Sold Short	$644,196	$3,038	$—	$647,234
Foreign Exchange Contracts and Options	—	75,218	—	75,218
Unfunded Revolver Commitments	—	9,023	—	9,023
Other Derivatives (1)	—	44,015	56,000	100,015
Debt Obligations of Consolidated CFEs	—	8,563,547	5,294,741	13,858,288
Total Liabilities	$644,196	$8,694,841	$5,350,741	$14,689,778

	December 31, 2015
	Level I	Level II	Level III	Total
Securities Sold Short	$286,981	$13,009	$—	$299,990
Foreign Exchange Contracts and Options	—	83,748	—	83,748
Unfunded Revolver Commitments	—	15,533	—	15,533
Other Derivatives	—	104,518	—	104,518
Debt Obligations of Consolidated CFEs	—	12,365,222	—	12,365,222
Total Liabilities	$286,981	$12,582,030	$—	$12,869,011

(1)
Includes options issued in connection with the acquisition of the 24.9% equity interest in Marshall Wace LLP and its affiliates to increase KKR's ownership interest to 39.9% in periodic increments from 2017 to 2019. The option is valued using a Monte-Carlo simulation valuation methodology. Key inputs used in this methodology that require estimates include Marshall Wace's dividend yield, assets under management volatility and equity volatility.

Notes to Consolidated Financial Statements (Continued)

The following tables summarize changes in assets and liabilities reported at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2016 and 2015, respectively:

	For the Year Ended December 31, 2016
	Level III Assets							Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$18,903,538	$5,012,355	$—	$4,048,281	$891,606	$2,581,188	$31,436,968	$—
Transfers Out Due to Deconsolidation of Funds	(17,856,098)	(2,354,181)	—	(2,628,999)	—	(984,813)	(23,824,091)	—
Transfers In	—	47,536	4,343,829	—	—	180,508	4,571,873	4,272,081
Transfers Out	(104,000)	(7,482)	—	—	(311,270)	—	(422,752)	—
Asset Purchases / Debt Issuances	591,459	1,589,920	1,026,801	535,210	101,524	364,180	4,209,094	990,450
Sales / Paydowns	(111,018)	(973,370)	(32,286)	(387,593)	(78,088)	(162,989)	(1,745,344)	—
Settlements	—	128,299	—	—	—	—	128,299	(32,286)
Net Realized Gains (Losses)	(219,407)	(9,786)	—	87,512	3,830	(16,456)	(154,307)	—
Net Unrealized Gains (Losses)	355,085	(138,496)	67,876	152,717	(37,080)	(194,045)	206,057	64,496
Change in Other Comprehensive Income	—	(4,434)	—	—	—	—	(4,434)	—
Balance, End of Period	$1,559,559	$3,290,361	$5,406,220	$1,807,128	$570,522	$1,767,573	$14,401,363	$5,294,741

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$127,082	$(138,335)	$67,876	$180,543	$(31,130)	$(217,771)	$(11,735)	$64,496

	For the Year Ended December 31, 2015
	Level III Assets							Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$26,276,021	$4,192,702	$92,495	$3,130,404	$898,206	$1,234,795	$35,824,623	$7,615,340
Transfers In	—	45,461	108,340	—	—	1,187	154,988	—
Transfers Out	(6,775,013)	(12,860)	(153,656)	—	—	(1,710)	(6,943,239)	—
Asset Purchases / Debt Issuances	1,822,388	2,641,247	1,308	1,489,967	148,283	1,467,015	7,570,208	—
Sales / Paydowns	(4,698,120)	(1,601,897)	(3,138)	(127,906)	(70,749)	(280,095)	(6,781,905)	—
Settlements	—	291,341	(883)	—	—	—	290,458	—
Net Realized Gains (Losses)	1,806,962	(33,943)	—	(2,035,726)	—	61,533	(201,174)	—
Net Unrealized Gains (Losses)	471,300	(496,416)	(44,466)	1,591,542	(84,134)	91,407	1,529,233	—
Change in Accounting Principle (1)	—	—	—	—	—	—	—	(7,615,340)
Change in Other Comprehensive Income	—	(13,280)	—	—	—	7,056	(6,224)	—
Balance, End of Period	$18,903,538	$5,012,355	$—	$4,048,281	$891,606	$2,581,188	$31,436,968	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$1,820,279	$(601,455)	$—	$(442,524)	$(28,642)	$55,634	$803,292	$—

Notes to Consolidated Financial Statements (Continued)

(1) Upon adoption of ASU 2014-13, the debt obligations of consolidated CLOs are no longer Level III financial liabilities under the GAAP fair value hierarchy. As of December 31, 2015, the debt obligations of consolidated CLOs are measured on the basis of the fair value of the financial assets of the CLO and are classified as Level II financial liabilities. See Note 2 "Summary of Significant Accounting Policies".

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations.

The following table summarizes the fair value transfers between fair value levels for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016	2015
Assets, at fair value:
Transfers from Level I to Level II [1]	$73,600	$5,538,984
Transfers from Level II to Level I [3]	$—	$467,766
Transfers from Level II to Level III [1]	$4,571,873	$154,988
Transfers from Level III to Level II [2]	$318,752	$168,226
Transfers from Level III to Level I [3]	$104,000	$6,775,013

Liabilities, at fair value:
Transfers from Level II to Level III [4]	$4,272,081	$—

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

Notes to Consolidated Financial Statements (Continued)

The following table presents additional information about valuation methodologies and significant unobservable inputs used for assets and liabilities that are measured at fair value and categorized within Level III as of December 31, 2016:

	Fair Value December 31, 2016		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$1,559,559

Private Equity	$587,053		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.9%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	42.7%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	45.4%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	11.9%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.6x	7.6x - 20.9x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.9x	7.1x - 21.9x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.5%	7.9% - 14.6%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.6x	8.4x - 14.2x	Increase

Growth Equity	$972,506		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	14.0%	10.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	47.1%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	16.3%	0.0% - 75.0%	(5)
				Weight Ascribed to Milestones	36.6%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	51.9%	30.0% - 80.0%	Increase
				Downside	24.2%	10.0% - 40.0%	Decrease
				Upside	23.9%	10.0% - 33.3%	Increase

Credit	$3,290,361		Yield Analysis	Yield	10.5%	3.6% - 33.0%	Decrease
				Net Leverage	4.3x	0.5x - 21.1x	Decrease
				EBITDA Multiple	8.6x	0.1x - 24.9x	Increase

Investments of Consolidated CFEs	$5,406,220	(9)
Debt Obligations of Consolidated CFEs	$5,294,741		Discounted cash flow	Yield	5.6%	1.8% - 26.5%	Decrease

Real Assets	$1,807,128	(10)

Energy	$915,258		Discounted cash flow	Weighted Average Cost of Capital	10.5%	9.0% - 16.6%	Decrease
				Average Price Per BOE (8)	$42.19	$35.63 - $48.14	Increase

Real Estate	$748,282		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	28.4%	0.0% - 75.0%	(7)
				Weight Ascribed to Discounted Cash Flow	71.6%	25.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	6.2%	3.7% - 12.0%	Decrease
			Discounted cash flow	Unlevered Discount Rate	9.5%	5.5% - 20.0%	Decrease

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

Notes to Consolidated Financial Statements (Continued)

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

(6)
The directional change from an increase in the weight ascribed to the transaction price or milestones would increase the fair value of the Level III investments if the transaction price results in a higher valuation than the market comparables and discounted cash flow approach. The opposite would be true if the transaction price results in a lower valuation than the market comparables approach and discounted cash flow approach.

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

(10)
Includes one Infrastructure investment for $143.6 million that was valued using a discounted cash flow analysis. The significant inputs used included the weighted average cost of capital 7.7% and the enterprise value/LTM EBITDA Exit Multiple 11.0x.

The table above excludes equity method investments in the amount of $570.5 million, comprised primarily of interests in real estate joint ventures, which were valued using Level III value methodologies which are generally the same as those shown for real estate investments.

The table above excludes other investments in the amount of $1,767.6 million comprised primarily of privately-held equity and equity-like securities (e.g., warrants) in companies that are neither private equity, real assets nor credit investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

Notes to Consolidated Financial Statements (Continued)

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31, 2016	December 31, 2015
Assets
Private Equity	$96,721	$211,474
Credit	1,392,525	936,063
Investments of Consolidated CFEs	13,950,897	12,735,309
Real Assets	247,376	90,245
Equity Method	791,418	891,606
Other	240,343	374,185
Total	$16,719,280	$15,238,882

Liabilities
Debt Obligations of Consolidated CFEs	$13,858,288	$12,365,222
Total	$13,858,288	$12,365,222

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	For the Years Ended December 31,
	2016		2015		2014
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Assets
Private Equity	$(245,014)	$238,600	$111,962	$86,419	$25,613	$240,532
Credit	(144,854)	48,922	(22,847)	(68,053)	1,591	(13,618)
Investments of Consolidated CFEs	(258,430)	444,142	(54,367)	(220,577)	15,921	(237,199)
Real Assets	8,835	4,159	(200,394)	213,171	(73)	(58,154)
Equity Method	3,830	(127,741)	7,703	(80,587)	3,478	(49,774)
Other	(10,361)	(19,386)	9,984	(20,691)	246	1,013
Total	$(645,994)	$588,696	$(147,959)	$(90,318)	$46,776	$(117,200)

Liabilities
Debt Obligations of Consolidated CFEs	325,548	(357,321)	—	(11,257)	—	26,956
Total	$325,548	$(357,321)	$—	$(11,257)	$—	$26,956

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the years ended December 31, 2016, 2015 and 2014, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	For the Years Ended December 31,
	2016	2015	2014
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$287,072	$488,482	$477,611

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	448,905,126	448,884,185	381,092,394
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$0.64	$1.09	$1.25

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	448,905,126	448,884,185	381,092,394
Weighted Average Unvested Common Units and Other Exchangeable Securities	34,525,922	33,815,009	30,956,881
Weighted Average Common Units Outstanding - Diluted	483,431,048	482,699,194	412,049,275
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$0.59	$1.01	$1.16

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

	For the Years Ended December 31,
	2016	2015	2014
Weighted Average KKR Holdings Units Outstanding	357,873,788	368,399,872	388,198,713

For the years ended December 31, 2016, 2015 and 2014, KKR Holdings units have been excluded from the calculation of Net Income (Loss) attributable to KKR & Co. L.P. per common unit - diluted since the exchange of these units would not dilute KKR’s respective ownership interests in the KKR Group Partnerships.

Notes to Consolidated Financial Statements (Continued)

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	December 31, 2016	December 31, 2015
Unsettled Investment Sales (a)	$144,600	$74,862
Receivables	49,279	78,297
Due from Broker (b)	1,084,602	365,678
Oil & Gas Assets, net (c)	276,694	355,537
Deferred Tax Assets, net	286,948	275,391
Interest, Dividend and Notes Receivable (d)	158,511	372,699
Fixed Assets, net (e)	283,262	226,340
Foreign Exchange Contracts and Options (f)	240,627	635,183
Intangible Assets, net (g)	135,024	176,987
Goodwill (g)	89,000	89,000
Derivative Assets	81,593	5,703
Deferred Transaction Related Expenses	17,688	35,422
Prepaid Taxes	46,996	24,326
Prepaid Expenses	17,761	13,697
Deferred Financing Costs	10,507	65,225
Other	73,773	14,790
Total	$2,996,865	$2,809,137

(a)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(b)	Represents amounts held at clearing brokers resulting from securities transactions.

(c)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization amounted to $38.9 million and $69.6 million for the years ended December 31, 2016 and 2015, respectively. Whenever events or changes in circumstances indicate that the carrying amounts of such oil and natural gas properties may not be recoverable, KKR evaluates its proved and unproved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis. For the years ended December 31, 2016 and 2015, KKR recorded impairment charges totaling approximately $6.2 million and $54.0 million, respectively, to write down certain of its oil and natural gas properties. The impairment charge is recorded in General, Administrative and Other in the consolidated statements of operations.

(d)	Represents interest and dividend receivables and a promissory note due from a third party. The promissory note bears interest at 2.0% per annum and matures in January 2018.

(e)
Net of accumulated depreciation and amortization of $141,911 and $135,487 as of December 31, 2016 and December 31, 2015, respectively. Depreciation and amortization expense of $16,045, $15,418 and $15,923 for the years ended December 31, 2016, 2015 and 2014, respectively, is included in General, Administrative and Other in the accompanying consolidated statements of operations.

(f)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments.

(g)	See Note 17 “Goodwill and Intangible Assets.”

Notes to Consolidated Financial Statements (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2016	December 31, 2015
Amounts Payable to Carry Pool (a)	$987,994	$1,199,000
Unsettled Investment Purchases (b)	722,076	594,152
Securities Sold Short (c)	647,234	299,990
Derivative Liabilities	100,015	104,518
Accrued Compensation and Benefits	20,764	17,765
Interest Payable	114,894	102,195
Foreign Exchange Contracts and Options (d)	75,218	83,748
Accounts Payable and Accrued Expenses	114,854	112,007
Contingent Consideration Obligation (e)	—	46,600
Deferred Rent and Income	19,144	21,706
Taxes Payable	12,514	8,770
Redemptions Payable	4,021	—
Due to Broker (f)	83,206	27,121
Other Liabilities	79,326	97,778
Total	$2,981,260	$2,715,350

(a)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

(b)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

(d)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments.

(e)
Represents potential contingent consideration related to the acquisition of Prisma. During the fourth quarter of 2016, KKR determined that it was no longer probable that the sellers (certain of whom are employees of KKR) of Prisma Capital Partners LP and its affiliates would be entitled to any future additional payment under the contingent consideration arrangement. Consequently, as of December 31, 2016, KKR has reduced the fair value of the contingent consideration liability to zero through General, Administrative and Other on the consolidated statements of operations. For the year ended December 31, 2016, $46.6 million of expense was reversed. The final contingent consideration payment would have been payable on July 1, 2017. The determination described above was based on the performance of Prisma Capital Partners LP and its affiliates' historical results and management's projections for 2017.

(f)	Represents amounts owed for securities transactions initiated at clearing brokers.

Notes to Consolidated Financial Statements (Continued)

9. VARIABLE INTEREST ENTITIES

As indicated in Note 2 "Summary of Significant Accounting Policies", on January 1, 2016, KKR adopted ASU 2015-02. Subsequent to the adoption of ASU 2015-02, limited partnerships and other similar entities where unaffiliated limited partners have not been granted substantive participatory or kick-out rights are deemed to be VIEs. Since substantially all of KKR's investment funds are partnerships where limited partners are not granted kick-out rights, the adoption of ASU 2015-02 resulted in numerous entities that were previously classified as VOEs under the prior consolidation guidance becoming VIEs under ASU 2015-02. Since most of KKR's investment funds were de-consolidated as a result of the adoption of ASU 2015-02, the number of unconsolidated VIEs has increased significantly from December 31, 2015.

Consolidated VIEs

KKR consolidates certain VIEs in which it is determined that KKR is the primary beneficiary as described in Note 2 "Summary of Significant Accounting Policies" and which are predominately CFEs and certain investment funds. The primary purpose of these VIEs is to provide strategy specific investment opportunities to earn capital gains, current income or both in exchange for management and performance based fees or carried interest. KKR’s investment strategies for these VIEs differ by product; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR does not provide performance guarantees and has no other financial obligation to provide funding to these consolidated VIEs, beyond amounts previously committed, if any.

Unconsolidated VIEs

KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated include certain investment funds sponsored by KKR and certain CLO vehicles.

Investments in Unconsolidated Investment Funds

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR’s maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest, which was approximately $3.6 billion at December 31, 2016. Accordingly, disaggregation of KKR’s involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of December 31, 2016, KKR's commitments to these unconsolidated investment funds was $1.7 billion. KKR has not provided any financial support other than its obligated amount as of December 31, 2016.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR’s investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the consolidated statements of financial condition. KKR earns management fees, including subordinated collateral management fees, for managing the collateral of the CLO vehicles. As of December 31, 2016, combined assets under management in the pools of unconsolidated CLO vehicles were $0.9 billion. KKR’s maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $1.0 million as of December 31, 2016. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

As of December 31, 2016 and 2015, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	December 31, 2016	December 31, 2015
Investments	$3,632,162	$264,277
Due from (to) Affiliates, net	(60,604)	4,315
Maximum Exposure to Loss	$3,571,558	$268,592

10. DEBT OBLIGATIONS

KKR borrows and enters into credit agreements and issues debt for its general operating and investment purposes and certain of its investment funds borrow to meet financing needs of their operating and investing activities. KKR consolidates and reports KFN's debt obligations which are non-recourse to KKR beyond the assets of KFN.

Fund financing facilities have been established for the benefit of certain investment funds. When an investment fund borrows from the facility in which it participates, the proceeds from the borrowings are limited for their intended use by the borrowing investment fund. KKR’s obligations with respect to these financing arrangements are generally limited to KKR’s pro-rata equity interest in such funds.

In addition, certain consolidated CFE vehicles issue debt securities to third party investors which are collateralized by assets held by the CFE vehicle. Debt securities issued by CFEs are supported solely by the assets held at the CFEs and are not collateralized by assets of any other KKR entity. CFEs also may have warehouse facilities with banks to provide liquidity to the CFE. The CFE's debt obligations are non-recourse to KKR beyond the assets of the CFE.

KKR’s borrowings consisted of the following:

	December 31, 2016				December 31, 2015
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	500,000	—	—		500,000	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (a)	—	497,804	562,960	(j)	—	497,217	578,510	(j)
KKR Issued 5.500% Notes Due 2043 (b)	—	491,158	502,800	(j)	—	490,815	517,880	(j)
KKR Issued 5.125% Notes Due 2044 (c)	—	990,009	955,240	(j)	—	988,985	994,960	(j)
KFN Issued 8.375% Notes Due 2041 (d)	—	—	—		—	289,660	273,965	(k)
KFN Issued 7.500% Notes Due 2042 (e)	—	123,008	116,699	(k)	—	123,346	120,425	(k)
KFN Issued Junior Subordinated Notes (f)	—	250,154	210,084		—	248,498	216,757
Other Consolidated Debt Obligations:
Fund Financing Facilities and Other (g)	2,039,532	2,333,654	2,333,654	(l)	3,465,238	3,710,854	3,710,854	(l)
CLO Debt Obligations (h)	—	8,563,547	8,563,547		—	8,093,141	8,093,141
CMBS Debt Obligations (i)	—	5,294,741	5,294,741		—	4,272,081	4,272,081
	$3,539,532	$18,544,075	$18,539,725		$4,965,238	$18,714,597	$18,778,573

(a)	$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020.

(b)	$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043.

(c)	$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044.

(d)
KKR consolidates KFN and thus reports KFN’s outstanding $259 million aggregate principal amount of 8.375% senior notes due 2041. On November 15, 2016, KFN redeemed all of its outstanding 8.375% senior notes due 2041.

(e)	KKR consolidates KFN and thus reports KFN’s outstanding $115 million aggregate principal amount of 7.500% senior notes due 2042.

(f)
KKR consolidates KFN and thus reports KFN’s outstanding $284 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 3.3% and the weighted average years to maturity is 19.8 years as of December 31, 2016. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(g)
Certain of KKR’s consolidated investment funds have entered into financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners. The weighted average interest rate is 2.4% and 2.3% as of December 31, 2016 and 2015, respectively. In addition, the weighted average years to maturity is 2.4 years and 2.5 years as of December 31, 2016 and 2015, respectively.

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

Revolving Credit Facilities

Corporate Credit Agreement
On October 22, 2014, Kohlberg Kravis Roberts & Co. L.P. and the KKR Group Partnerships, as borrowers, entered into a credit agreement with certain lending institutions and HSBC Bank USA, National Association, as Administrative Agent (the "Corporate Credit Agreement"). The Corporate Credit Agreement provides the borrowers with a senior unsecured multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion, with the option to request an increase in the facility amount of up to an additional $250 million, for an aggregate principal amount of $1.25 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The credit facility is a five‑year facility, scheduled to mature on October 22, 2019, with the borrowers’ option to extend the maturity date, subject to the consent of the applicable lenders, and the borrowers may prepay, terminate or reduce the commitments under the credit facility at any time without penalty. Interest on borrowings under the credit facility are based on either London Interbank Offered Rate (LIBOR) or Alternate Base Rate (ABR), with the applicable margin (per annum in excess of LIBOR or the ABR) based on a corporate ratings‑based pricing grid ranging from 69 basis points to 120 basis points (for LIBOR borrowings). Borrowings under the credit facility are guaranteed by KKR & Co. L.P. and any other entity (other than the borrowers) that guarantees the 2020 Senior Notes, 2043 Senior Notes or the 2044 Senior Notes. The Corporate Credit Agreement replaces a credit agreement dated February 26, 2008, which was terminated on October 22, 2014. For the years ended December 31, 2016 and 2015, no amounts were borrowed under the credit facility.
KCM Credit Agreement

KKR Capital Markets maintains a revolving credit agreement with a major financial institution (the “KCM Credit Agreement”) for use in KKR’s capital markets business. The KCM Credit Agreement provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit.

On March 30, 2016, the KCM Credit Agreement was amended to extend the maturity date from March 30, 2017 to March 30, 2021. If a borrowing is made on the KCM Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the loan is a Eurocurrency Loan, it will be based on LIBOR plus the applicable margin which ranges initially between 1.25% and 2.50%, depending on the amount and nature of the loan. If the loan is an ABR Loan, it will be based on the prime rate plus the applicable margin which ranges initially between 0.25% and 1.50% depending on the amount and nature of the loan. Borrowings under this facility may only be used for KKR’s capital markets business, and its only obligors are entities involved in KKR's capital markets business, and its liabilities are non-recourse to other parts of KKR's business.

For the year ended December 31, 2016, $848.0 million was borrowed and $848.0 million was repaid under the credit facility. For the year ended December 31, 2015, $97.0 million was borrowed and $124.0 million was repaid under the credit facility. Amounts borrowed under the KCM Credit Agreement are generally repaid in full within 3 months.
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
On March 18, 2015, KKR Group Finance Co. III LLC issued an additional $500 million aggregate principal amount of its 2044 Notes, which were priced at 101.062%. The 2044 Notes issued in March 2015 form a single series with the 2044 Notes issued in May 2014, and the terms are identical to each other except for the issue date, issue price, the first payment date, June 1, 2015, and the date from which interest begins to accrue for the 2044 Notes issued in March 2015.
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
KFN Issued 8.375% Notes Due 2041
On November 15, 2011, KFN issued $258.8 million par amount of 8.375% Senior Notes (“KFN 2041 Senior Notes”), resulting in net proceeds to KFN of $250.7 million. The notes traded under the ticker symbol “KFH” on the NYSE. Interest on the 8.375% Senior Notes was payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. The KFN 2041 Senior Notes would have matured on November 15, 2041 unless previously redeemed or repurchased in accordance with their terms prior to such date.
On November 15, 2016, KFN redeemed all of the outstanding KFN 2041 Senior Notes for cash. The redemption price equaled 100% of the principal amount of the KFN 2041 Senior Notes plus unpaid interest accrued thereon to, but excluding, the redemption date, in accordance with the terms of the KFN 2041 Senior Notes.

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
KFN Issued Junior Subordinated Notes
KFN also established six 30‑year trusts between 2006 and 2007 for the sole purpose of issuing trust preferred securities. These trusts issued preferred securities to unaffiliated investors and common securities to KFN. The combined proceeds were invested by the trusts in junior subordinated notes issued by KFN. The junior subordinated notes are the sole assets of trusts and mature between 2036 and 2037. Interest is payable on the junior subordinated notes quarterly and based on the associated trust ranges from between LIBOR plus 2.25% and LIBOR plus 2.65%. KFN may redeem the junior subordinated notes, in whole or in part, at any time, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. As of December 31, 2016, the aggregate outstanding principal amount of the junior subordinated notes was approximately $283.5 million.

Other Consolidated Debt Obligations

Fund Financing Facilities
Certain of KKR’s investment funds have entered into financing arrangements with financial institutions, generally to provide liquidity to such investment funds. These financing arrangements are generally not direct obligations of the general partners of KKR’s investment funds or its management companies. Such borrowings have varying maturities and bear interest at floating rates. Borrowings are generally secured by the investment purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective fund. When an investment vehicle borrows, the proceeds are available only for use by that investment vehicle and are not available for the benefit of other investment vehicles or KKR. Collateral within each investment vehicle is also available only against borrowings by that investment vehicle and not against the borrowings of other investment vehicles or KKR. For the years ended December 31, 2016 and 2015, $3.4 billion was borrowed and $3.4 billion was repaid and $7.2 billion was borrowed and $3.6 billion was repaid, respectively.
Debt Obligations of Consolidated CFEs

As of December 31, 2016, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$8,279,812	2.5%	10.9
Subordinated Notes of Consolidated CLOs	283,735	(a)	10.0
Debt Obligations of Consolidated CMBS Vehicles	5,294,741	4.5%	32.0
	$13,858,288

(a) The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of December 31, 2016, the fair value of the consolidated CFE assets was $15.3 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

As part of KKR’s borrowing arrangements, KKR is subject to certain financial and operating covenants. KKR was in compliance with all of its debt covenants in all material respects as of December 31, 2016.
Scheduled principal payments for debt obligations at December 31, 2016 are as follows:

	Revolving Credit Facilities	Notes Issued	Other Consolidated Debt Obligations	Total
2017	$—	$—	$111,756	$111,756
2018 ‑ 2019	—	—	1,967,711	1,967,711
2020 ‑ 2021	—	500,000	789,727	1,289,727
2022 and Thereafter	—	1,898,500	13,395,271	15,293,771
	$—	$2,398,500	$16,264,465	$18,662,965

Notes to Consolidated Financial Statements (Continued)

11. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2016		2015	2014
Current
Federal Income Tax	$(3,440)		$27,978	$29,388
State and Local Income Tax	(443)		6,320	8,921
Foreign Income Tax	38,052	(1)	42,036	31,972
Subtotal	34,169		76,334	70,281
Deferred
Federal Income Tax	(15,032)		(19,133)	(6,327)
State and Local Income Tax	1,348		8,264	344
Foreign Income Tax	4,076	(1)	1,171	(629)
Subtotal	(9,608)		(9,698)	(6,612)
Total Income Taxes	$24,561		$66,636	$63,669

(1)	The foreign income tax provision was calculated on $102.1 million of pre-tax income generated in foreign jurisdictions.
The following table reconciles the U.S. Federal Statutory Tax Rate to the Effective Income Tax Rate:

	For the Years Ended December 31,
	2016	2015	2014
Statutory U.S. Federal Income Tax Rate	35.00%	35.00%	35.00%
Income not attributable to KKR Management Holdings Corp. (1)	(42.68)%	(36.04)%	(36.36)%
Foreign Income Taxes	4.32%	0.81%	0.58%
State and Local Income Taxes	0.05%	0.21%	0.13%
Compensation Charges Borne by KKR Holdings	8.20%	1.92%	2.08%
Change in Valuation Allowance	(1.03)%	0.29%	0.08%
Other	(1.34)%	(0.94)%	(0.34)%
Effective Income Tax Rate	2.52%	1.25%	1.17%

(1)
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

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	As of December 31,
	2016	2015
Deferred Tax Assets
Fund Management Fees	$59,963	$76,017
Equity Based Compensation	30,094	32,193
KKR Holdings Unit Exchanges (1)	156,624	156,202
Depreciation and Amortization	24,919	34,128
Federal Foreign Tax Credit	15,028	25,041
Interest Limitation Carryforward (2)	13,494	—
Net Operating Loss Carryforwards	33,867	—
Other	12,599	10,291
Total Deferred Tax Assets before Valuation Allowance	346,588	333,872
Valuation Allowance	(9,768)	(19,781)
Total Deferred Tax Assets	336,820	314,091
Deferred Tax Liabilities
Investment Basis Differences / Net Unrealized Gains	49,872	38,700
Total Deferred Tax Liabilities	49,872	38,700
Total Deferred Taxes, Net	$286,948	$275,391

(1)
In connection with exchanges of KKR Holdings units into common units of KKR & Co. L.P., KKR records a deferred tax asset associated with an increase in KKR Management Holdings Corp.’s share of the tax basis of the tangible and intangible assets of KKR Management Holdings L.P. This amount is offset by an adjustment to record amounts due to KKR Holdings and principals under the tax receivable agreement, which is included within Due to Affiliates in the consolidated statements of financial condition. The net impact of these adjustments was recorded as an adjustment to equity at the time of the exchanges.

(2) Represents interest expense limitations under IRC Section 163 (j), which has an indefinite carryforward.

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
As of December 31, 2016, KKR has a federal net operating loss (“NOL”) carryforward of $85.7 million and a cumulative state and local NOL carryforward of $54.4 million that will begin to expire in 2036. In addition, KKR has federal foreign tax credit (“FTC”) carryforwards of $15.0 million as of December 31, 2016. The FTC carryforwards are related to taxes paid in foreign jurisdictions, which if not utilized, will begin to expire in 2024. KKR has determined that a portion of the FTC carryforwards will not ultimately be realized due to federal limitations on FTC utilization. Therefore, KKR has established a valuation allowance of $9.8 million as of December 31, 2016 against the deferred tax asset. For all other deferred tax assets, including net operating loss carryforwards, KKR has determined that it is more likely than not that they will be realized and that a valuation allowance is not needed as of December 31, 2016.
KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2016, the U.S. federal, state and local tax returns of KKR and its predecessor entities for the years 2010 through 2015 are open under general statute of limitations provisions and therefore subject to examination.

Notes to Consolidated Financial Statements (Continued)

At December 31, 2016, 2015 and 2014, KKR’s unrecognized tax benefits, excluding related interest and penalties, were:

	For the Years Ended December 31,
	2016	2015	2014
Unrecognized Tax Benefits, beginning of period	$22,792	$7,180	$6,028
Gross increases in tax positions in prior periods	—	—	44
Gross decreases in tax positions in prior periods	(1,351)	(116)	—
Gross increases in tax positions in current period	22,810	15,959	1,369
Lapse of statute of limitations	(255)	(231)	(261)
Unrecognized Tax Benefits, end of period	$43,996	$22,792	$7,180
If the above tax benefits were recognized it would reduce the annual effective income tax rate. KKR believes that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date.
The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expenses and Other Liabilities. KKR recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits, KKR accrued penalties of $0.6 million and interest of $1.2 million during 2016 and in total, as of December 31, 2016, recognized a liability for penalties of $2.3 million and interest of $5.7 million. During 2015, penalties of $0.7 million and interest of $2.1 million were accrued and in total, as of December 31, 2015, recognized a liability for penalties of $1.7 million and interest of $4.5 million. During 2014, KKR accrued penalties of $0.2 million and interest of $1.0 million.

Notes to Consolidated Financial Statements (Continued)

12. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the years ended December 31, 2016, 2015 and 2014 respectively.

	For the Years Ended December 31,
	2016	2015	2014
Equity Incentive Plan Units	$186,227	$186,346	$158,927
KKR Holdings Principal Awards	44,837	6,726	29,838
Other Exchangeable Securities	12,091	16,119	22,464
KKR Holdings Restricted Equity Units	—	132	887
Discretionary Compensation	21,735	52,256	98,287
Total	$264,890	$261,579	$310,403

Equity Incentive Plan

Under the Equity Incentive Plan, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. L.P. common units. Vested awards under the Equity Incentive Plan dilute KKR & Co. L.P. common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. Equity awards have been granted under the Equity Incentive Plan and are generally subject to service based vesting, typically over a three to five year period from the date of grant. In certain cases, these awards are subject to transfer restrictions and/or minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these awards are also subject to minimum retained ownership rules requiring the award recipient to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested awards that have the minimum retained ownership requirement.

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

KKR has made equal quarterly distributions to holders of its common units in an amount of $0.16 per common unit per quarter ($0.64 per year) in respect of the first quarter of 2016 through the fourth quarter of 2016. Accordingly, for grants under the Equity Incentive Plan made subsequent to December 31, 2015 but before January 1, 2017, the discount for the lack of participation rights in the expected distributions on unvested units was based on the $0.64 expected annual distribution. Beginning with the financial results for the first quarter of 2017, KKR intends to increase its quarterly distribution to common unitholders to $0.17 per common unit per quarter or $0.68 per year.

Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 8% annually based upon expected turnover by class of recipient.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2016, there was approximately $211.2 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2017	125.8
2018	69.4
2019	15.7
2020	0.3
Total	$211.2

A summary of the status of unvested awards granted under the Equity Incentive Plan from January 1, 2016 through December 31, 2016 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	23,128,228	$14.61
Granted	28,634,387	13.88
Vested	(12,245,083)	15.26
Forfeited	(2,019,199)	14.38
Balance, December 31, 2016	37,498,333	$13.85

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.5 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
April 1, 2017	8,286,713
October 1, 2017	3,598,292
April 1, 2018	10,153,182
October 1, 2018	2,984,883
April 1, 2019	6,825,834
October 1, 2019	1,519,263
April 1, 2020	3,485,143
October 1, 2020	245,023
April 1, 2021	400,000
37,498,333

KKR Holdings Awards

KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common units of KKR & Co. L.P. on a one-for one basis. As of December 31, 2016 and 2015, KKR Holdings owned approximately 43.9% or 353,757,398 and 44.1%, or 361,346,588 units respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested.

Notes to Consolidated Financial Statements (Continued)

Because KKR Holdings is a partnership, all of the 353,757,398 KKR Holdings units have been legally allocated, but the allocation of 7,480,325 of these units has not been communicated to each respective principal and the final allocation and terms of vesting for these units are subject to change and the exercise of judgment by the general partner of KKR Holdings. It was therefore determined that the grant date and service inception date had not occurred and these units do not yet meet the criteria for recognition of compensation expense.

The fair value of awards granted out of KKR Holdings is based on the closing price of KKR & Co L.P. common units on the date of grant. KKR determined this to be the best evidence of fair value as a KKR & Co. L.P. common unit is traded in an active market and has an observable market price. Additionally, a KKR Holdings unit is an instrument with terms and conditions similar to those of a KKR & Co. L.P. common unit. Specifically, units in both KKR Holdings and KKR & Co. L.P. represent ownership interests in KKR Group Partnership Units and, subject to any vesting, minimum retained ownership requirements and transfer restrictions, each KKR Holdings unit is exchangeable into a KKR Group Partnership Unit and then into a KKR & Co. L.P. common unit on a one-for-one basis.

KKR Holdings Awards give rise to equity-based compensation in the consolidated statements of operations based on the grant-date fair value of the award. KKR has made equal quarterly distributions to holders of its common units in an amount of $0.16 per common unit per quarter ($0.64 per year) in respect of the first quarter of 2016 through the fourth quarter of 2016. Accordingly, for grants of KKR Holdings Awards made subsequent to December 31, 2015 but before January 1, 2017, the discount for the lack of participation rights in the expected distributions on unvested units was based on the $0.64 expected annual distribution. Beginning with the financial results for the first quarter of 2017, KKR intends to increase its quarterly distribution to common unitholders to $0.17 per common unit per quarter or $0.68 per year.

Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 8% annually based on expected turnover by class of recipient.

Modification

On February 25, 2016, certain senior KKR employees and non-employee operating consultants were granted approximately 28.9 million KKR Holdings units subject to price and service-based vesting requirements (“Original Market Condition Awards”). The Original Market Condition Awards were eligible to vest periodically on four annual vesting dates beginning on January 1, 2018, upon satisfaction of a service-based vesting condition and market condition vesting requirement based on the price of KKR common units reaching and maintaining certain specified price thresholds for a specified period of time. These price thresholds ranged from $23.65 to $33.78 per common unit. None of these Original Market Condition Awards were eligible to vest prior to January 1, 2018 and if applicable price targets were not achieved by the close of business on January 1, 2021, any unvested Original Market Condition Awards would have been automatically canceled and forfeited. On November 2, 2016 the Original Market Conditions Awards were modified to eliminate the market condition vesting requirement (“Modified Holdings Awards”). Instead, these Modified Holdings Awards from KKR Holdings have service based vesting in equal annual installments over a five year period beginning on May 1, 2017 and ending on May 1, 2021, subject to the grantee’s continued employment through the applicable service vesting dates.

The awards described above were granted from outstanding but previously unallocated units of KKR Holdings, and consequently these grants did not increase the number of KKR Holdings units outstanding or outstanding KKR common units on a fully-diluted basis. If and when vested, these awards will not dilute KKR's respective ownership interests in the KKR Group Partnerships.

This modification resulted in incremental value to the recipients of $286.9 million, before consideration of estimated forfeitures, and is calculated as follows:

Description	Amounts (in millions)
Estimated fair value of Modified Awards at modification date[1]	$360.3
Estimated fair value of Original Awards at modification date[2]	73.4
Incremental Value	$286.9

1 Value was estimated based on the fair value of a KKR Common Unit as described above at the date of modification.
2 Value was estimated based on a Monte-Carlo simulation valuation model due the existence of the market condition. Key assumptions on the date of the modification were: (i) the price of a KKR Common unit ($14.08), the risk free rate (1.14%), volatility (30%) and dividend yield (4.55%).

Notes to Consolidated Financial Statements (Continued)

This incremental value will result in compensation expense of $266.1 million, after consideration of estimated forfeitures. The sum of the incremental expense and the remaining $54.8 million of grant date fair value expense associated with the Original Market Condition Awards, or $320.9 million, will be recognized over the remaining vesting period of the Modified Holdings Awards, which begins in the fourth quarter of 2016 and concludes on May 1, 2021.

As of December 31, 2016, there was approximately $271.0 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2017	84.1
2018	59.3
2019	56.2
2020	53.4
2021	18.0
Total	$271.0

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2016 through December 31, 2016 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	1,409,116	$7.47
Original Market Condition Awards granted and modified	28,875,000	12.12
Granted	499,571	13.25
Vested	(1,038,804)	7.63
Forfeited	(1,498,997)	11.55
Balance, December 31, 2016	28,245,886	$12.10

The weighted average remaining vesting period over which unvested awards are expected to vest is 2.2 years.

A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
April 1, 2017	768,939
May 1, 2017	5,200,000
October 1, 2017	111,293
April 1, 2018	824,999
May 1, 2018	5,200,000
April 1, 2019	349,143
May 1, 2019	5,200,000
April 1, 2020	191,512
May 1, 2020	5,200,000
May 1, 2021	5,200,000
28,245,886

Notes to Consolidated Financial Statements (Continued)

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

As of October 1, 2016, all Other Exchangeable Securities have either vested or forfeited and there is no material unrecognized expense associated with Other Exchangeable Securities as of December 31, 2016.

Discretionary Compensation

KKR employees and certain employees of certain consolidated entities are eligible to receive discretionary cash bonuses. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain principals are currently borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because principals are not entitled to receive distributions on units that are unvested, any amounts allocated to principals in excess of a principal’s vested equity interests are reflected as employee compensation and benefits expense on the consolidated statements of operations. These compensation charges are recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings at the time of the distribution.

Notes to Consolidated Financial Statements (Continued)

13. RELATED PARTY TRANSACTIONS

Due from Affiliates consists of:

	December 31, 2016	December 31, 2015
Amounts due from portfolio companies	$66,940	$46,716
Amounts due from unconsolidated investment funds	170,219	74,409
Amounts due from related entities	13,293	18,658
Due from Affiliates	$250,452	$139,783

Due to Affiliates consists of:

	December 31, 2016	December 31, 2015
Amounts due to KKR Holdings in connection with the tax receivable agreement	$128,091	$127,962
Amounts due to unconsolidated investment funds	230,823	—
Amounts due to related entities	565	16,845
Due to Affiliates	$359,479	$144,807

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
For the years ended December 31, 2016, 2015 and 2014, cash payments that have been made under the tax receivable agreement were $5.0 million, $5.7 million and $5.7 million, respectively. KKR expects its intermediate holding companies to

Notes to Consolidated Financial Statements (Continued)

benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of December 31, 2016, $4.2 million of cumulative income tax savings have been realized.
Discretionary Investments
Certain of KKR’s investment professionals, including its principals and other qualifying personnel are permitted to invest, and have invested, their own capital in KKR's investment funds, portfolio companies and in its strategic partnerships with other hedge fund managers. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable investment fund, except that the side-by-side investments do not subject the investor to management fees, incentive fees or a carried interest. The cash contributed by these individuals aggregated $328.3 million, $434.9 million and $398.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Aircraft and Other Services
Certain of the senior employees own aircraft that KKR uses for business purposes in the ordinary course of its operations. These senior employees paid for the purchase of these aircraft with personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $5.1 million, $4.4 million and $3.4 million for the use of these aircraft for the years ended December 31, 2016, 2015 and 2014, respectively.
Facilities
Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior employees who are not executive officers of KKR, are partners in a real-estate based partnership that maintains an ownership interest in KKR’s Menlo Park location. Payments made to this partnership were $7.4 million, $7.3 million and $7.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements (Continued)

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

Private Markets

Through KKR’s Private Markets segment, KKR manages and sponsors a group of private equity funds and co-investment vehicles, including growth equity funds, which invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. KKR also manages and sponsors investment funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate.

Public Markets

KKR operates and reports its combined credit and hedge funds businesses through the Public Markets segment. KKR’s credit business invests capital in leveraged credit strategies, such as leveraged loans and high yield bonds, and alternative credit strategies such as special situations, mezzanine or corporate credit opportunities, direct lending, and revolving credit. KKR’s Public Markets segment also includes its hedge funds business, which includes customized hedge fund portfolios, hedge fund-of-fund solutions and strategic partnerships consisting of minority stakes in other hedge fund managers.

Capital Markets

KKR’s global capital markets business supports the firm, portfolio companies, and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When KKR underwrites an offering of securities or a loan on a firm commitment basis, KKR commits to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When KKR acts in an agency capacity, KKR generates revenue for arranging financing or placing securities or debt with capital markets investors. We may also provide issuers with capital markets advice on security selection, access to markets, marketing considerations, securities pricing, and other aspects of capital markets transactions in exchange for a fee.

Principal Activities

Through KKR's Principal Activities segment, we manage the firm’s assets and deploy capital to support and grow our businesses.

KKR's Principal Activities segment uses its balance sheet assets to support KKR's investment management and capital markets businesses. Typically, the funds in our Private Markets and Public Markets businesses contractually require KKR, as general partner of the funds, to make sizable capital commitments from time to time. KKR also uses its balance sheet to acquire investments in order to help establish a track record for fundraising purposes in new strategies. KKR may also use its own capital to seed investments for new funds, to bridge capital selectively for its funds’ investments or finance strategic acquisitions and partnerships, although the financial results of an acquired businesses or strategic partnership may be reported in other segments.

The Principal Activities segment also provides the required capital to fund the various commitments of KKR's Capital Markets business when underwriting or syndicating securities, or when providing term loan commitments for transactions involving portfolio companies and for third parties. The Principal Activities segment also holds assets that may be utilized to satisfy regulatory requirements for the Capital Markets business and risk retention requirements for its CLOs business.

Notes to Consolidated Financial Statements (Continued)

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

Modification of Segment Information

As of December 31, 2015, KKR’s management reevaluated the manner in which it made operational and resource deployment decisions and assessed the overall performance of each of KKR’s operating segments. As a result, as of December 31, 2015, KKR modified the presentation of its segment financial information relative to the presentation in prior periods. In addition, since becoming a public company, KKR's Principal Activities segment has grown in significance and is a meaningful contributor to its financial results.

Certain of the more significant changes between KKR’s current segment presentation and its previously reported segment presentation are described in the following commentary.

Inclusion of a Fourth Segment

All income (loss) on investments is attributed to the Principal Activities segment. Prior to December 31, 2015, income on investments held directly by KKR was reported in the Private Markets segment, Public Markets segment or Capital Markets segment based on the character of the income generated. For example, income from private equity investments was previously included in the Private Markets segment. However, the financial results of acquired businesses and strategic partnerships with hedge fund managers have been reported in our other segments.
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

Notes to Consolidated Financial Statements (Continued)

calendar years. In KKR's segment presentation reported prior to December 31, 2015, all corporate expenses were allocated to the Private Markets segment.

In connection with these modifications, segment information for the year ended December 31, 2014 has been presented in conformity with KKR’s current segment presentation. Consequently, this information will not be consistent with historical segment financial results previously reported. While the modified segment presentation impacted the amount of economic net income reported by each operating segment, it had no impact on KKR’s economic net income on a total reportable segment basis.

Notes to Consolidated Financial Statements (Continued)

The following tables present the financial data for KKR’s reportable segments:

	As of and for the Year Ended December 31, 2016
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$466,422	$331,440	$—	$—	$797,862
Monitoring Fees	64,354	—	—	—	64,354
Transaction Fees	132,602	30,155	181,517	—	344,274
Fee Credits	(103,579)	(28,049)	—	—	(131,628)
Total Management, Monitoring and Transaction Fees, Net	559,799	333,546	181,517	—	1,074,862

Performance Income (Loss)
Realized Incentive Fees	—	33,346	—	—	33,346
Realized Carried Interest	1,252,370	3,838	—	—	1,256,208
Unrealized Carried Interest	(416,060)	(4,312)	—	—	(420,372)
Total Performance Income (Loss)	836,310	32,872	—	—	869,182

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	371,563	371,563
Net Unrealized Gains (Losses)	—	—	—	(584,423)	(584,423)
Total Realized and Unrealized	—	—	—	(212,860)	(212,860)
Interest Income and Dividends	—	—	—	322,857	322,857
Interest Expense	—	—	—	(188,761)	(188,761)
Net Interest and Dividends	—	—	—	134,096	134,096
Total Investment Income (Loss)	—	—	—	(78,764)	(78,764)

Total Segment Revenues	1,396,109	366,418	181,517	(78,764)	1,865,280

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	194,240	77,017	29,552	94,207	395,016
Realized Performance Income Compensation	523,448	14,873	—	—	538,321
Unrealized Performance Income Compensation	(159,786)	(1,724)	—	—	(161,510)
Total Compensation and Benefits	557,902	90,166	29,552	94,207	771,827
Occupancy and Related Charges	35,785	9,517	2,474	14,624	62,400
Other Operating Expenses	135,425	38,439	14,994	45,490	234,348
Total Segment Expenses	729,112	138,122	47,020	154,321	1,068,575

Income (Loss) attributable to noncontrolling interests	—	—	2,336	—	2,336

Economic Net Income (Loss)	$666,997	$228,296	$132,161	$(233,085)	$794,369

Total Assets	$1,645,364	$1,123,103	$354,187	$10,210,487	$13,333,141

Notes to Consolidated Financial Statements (Continued)

	As of and for the Year Ended December 31, 2015
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$465,575	$266,458	$—	$—	$732,033
Monitoring Fees	264,643	—	—	—	264,643
Transaction Fees	144,652	28,872	191,470	—	364,994
Fee Credits	(195,025)	(24,595)	—	—	(219,620)
Total Management, Monitoring and Transaction Fees, Net	679,845	270,735	191,470	—	1,142,050

Performance Income (Loss)
Realized Incentive Fees	—	19,647	—	—	19,647
Realized Carried Interest	1,018,201	8,953	—	—	1,027,154
Unrealized Carried Interest	182,628	(19,083)	—	—	163,545
Total Performance Income (Loss)	1,200,829	9,517	—	—	1,210,346

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	337,023	337,023
Net Unrealized Gains (Losses)	—	—	—	(391,962)	(391,962)
Total Realized and Unrealized	—	—	—	(54,939)	(54,939)
Interest Income and Dividends	—	—	—	411,536	411,536
Interest Expense	—	—	—	(203,085)	(203,085)
Net Interest and Dividends	—	—	—	208,451	208,451
Total Investment Income (Loss)	—	—	—	153,512	153,512

Total Segment Revenues	1,880,674	280,252	191,470	153,512	2,505,908

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	193,995	73,863	34,562	107,572	409,992
Realized Performance Income Compensation	407,280	11,438	—	—	418,718
Unrealized Performance Income Compensation	74,560	(7,633)	—	—	66,927
Total Compensation and Benefits	675,835	77,668	34,562	107,572	895,637
Occupancy and Related Charges	33,640	9,808	2,641	16,568	62,657
Other Operating Expenses	127,836	40,591	14,618	50,573	233,618
Total Segment Expenses	837,311	128,067	51,821	174,713	1,191,912

Income (Loss) attributable to noncontrolling interests	1,645	1,259	13,103	—	16,007

Economic Net Income (Loss)	$1,041,718	$150,926	$126,546	$(21,201)	$1,297,989

Total Assets	$1,831,716	$1,232,404	$521,927	$9,843,251	$13,429,298

Notes to Consolidated Financial Statements (Continued)

	As of and for the Year Ended December 31, 2014
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$453,210	$272,833	$—	$—	$726,043
Monitoring Fees	135,160	—	—	—	135,160
Transaction Fees	214,612	27,145	217,920	—	459,677
Fee Credits	(198,680)	(23,357)	—	—	(222,037)
Total Management, Monitoring and Transaction Fees, Net	604,302	276,621	217,920	—	1,098,843

Performance Income (Loss)
Realized Incentive Fees	—	47,807	—	—	47,807
Realized Carried Interest	1,159,011	34,650	—	—	1,193,661
Unrealized Carried Interest	70,058	40,075	—	—	110,133
Total Performance Income (Loss)	1,229,069	122,532	—	—	1,351,601

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	628,403	628,403
Net Unrealized Gains (Losses)	—	—	—	(396,425)	(396,425)
Total Realized and Unrealized	—	—	—	231,978	231,978
Interest Income and Dividends	—	—	—	408,084	408,084
Interest Expense	—	—	—	(134,909)	(134,909)
Net Interest and Dividends	—	—	—	273,175	273,175
Total Investment Income (Loss)	—	—	—	505,153	505,153

Total Segment Revenues	1,833,371	399,153	217,920	505,153	2,955,597

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	153,339	64,530	41,551	121,161	380,581
Realized Performance Income Compensation	463,605	32,984	—	—	496,589
Unrealized Performance Income Compensation	33,430	16,029	—	—	49,459
Total Compensation and Benefits	650,374	113,543	41,551	121,161	926,629
Occupancy and Related Charges	30,946	7,214	1,523	18,104	57,787
Other Operating Expenses	125,398	31,501	11,497	60,673	229,069
Total Segment Expenses	806,718	152,258	54,571	199,938	1,213,485

Income (Loss) attributable to noncontrolling interests	1,424	1,636	11,886	—	14,946

Economic Net Income (Loss)	$1,025,229	$245,259	$151,463	$305,215	$1,727,166

Total Assets	$1,658,164	$685,809	$462,072	$10,405,622	$13,211,667

Notes to Consolidated Financial Statements (Continued)

The following tables reconcile KKR’s total reportable segments to the most directly comparable financial measures calculated and presented in accordance with GAAP:
Fees

	For the Years Ended December 31,
	2016	2015	2014
Total Segment Revenues	$1,865,280	$2,505,908	$2,955,597
Management fees relating to consolidated funds and placement fees	(178,619)	(531,027)	(510,777)
Fee credits relating to consolidated funds	2,921	202,269	203,466
Net realized and unrealized carried interest - consolidated funds	(32,651)	(1,190,699)	(1,303,794)
Total investment income (loss)	78,764	(153,512)	(505,153)
Revenue earned by oil & gas producing entities	65,754	112,328	186,876
Reimbursable expenses	81,549	66,144	55,424
Other	25,095	32,357	28,369
Fees and Other	$1,908,093	$1,043,768	$1,110,008

Expenses

	For the Years Ended December 31,
	2016	2015	2014
Total Segment Expenses	$1,068,575	$1,191,912	$1,213,485
Equity based compensation	264,890	261,579	310,403
Reimbursable expenses and placement fees	148,483	103,307	92,366
Operating expenses relating to consolidated funds, CFEs and other entities	104,339	65,012	93,182
Expenses incurred by oil & gas producing entities	70,312	153,611	333,123
Intangible amortization, acquisition and litigation	6,647	49,766	102,877
Other	32,228	46,038	50,631
Total Expenses	$1,695,474	$1,871,225	$2,196,067

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders

	For the Years Ended December 31,
	2016	2015	2014
Economic net income (loss)	$794,369	$1,297,989	$1,727,166
Income tax	(24,561)	(66,636)	(63,669)
Amortization of intangibles, placement fees and other, net (1)	17,267	(47,599)	(290,348)
Equity based compensation	(264,890)	(261,579)	(310,403)
Net income (loss) attributable to noncontrolling interests held by KKR Holdings	(212,878)	(433,693)	(585,135)
Preferred Unit Distributions	(22,235)	—	—
Net income (loss) Attributable to KKR & Co. L.P. Common Unitholders	$287,072	$488,482	$477,611

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

Notes to Consolidated Financial Statements (Continued)

Assets

	December 31, 2016	December 31, 2015
Total Segment Assets	$13,333,141	$13,429,298
Impact of Consolidation of Investment Vehicles and Other Entities (1)	24,367,570	56,139,412
Carry Pool Reclassification to Liabilities	987,994	1,199,000
Impact of KKR Management Holdings Corp.	314,192	274,629
Total Assets	$39,002,897	$71,042,339

(1) Includes accounting basis difference for oil & natural gas properties of $15,242 and $47,005 as of December 31, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements (Continued)

15. ACQUISITIONS

Acquisition of KFN

On April 30, 2014, KKR completed its acquisition of KFN by an agreement and plan of merger, pursuant to which KFN became a subsidiary of KKR. KFN is a specialty finance company with expertise in a range of asset classes in which it invests, consisting primarily of corporate loans, also known as leveraged loans, high yield debt securities, interests in joint ventures and partnerships, and interests in oil and gas properties.  The addition of KFN provided KKR with over $2 billion of permanent equity capital to support the continued growth of its business.

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

Notes to Consolidated Financial Statements (Continued)

Acquisition of Avoca Capital

On February 19, 2014, KKR closed its acquisition of 100% of the equity interests of Avoca Capital and its affiliates. Avoca, now renamed KKR Credit Advisors (Ireland), was an independent European credit investment manager with approximately $8.2 billion in assets under management at the time of acquisition. The addition of Avoca provided KKR with a greater presence in the European leveraged credit markets.

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

Notes to Consolidated Financial Statements (Continued)

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

	For the Years Ended December 31,
Selected Pro Forma Financial Information	2014	2013
Revenues	$1,152,397	$871,144
Net Income (Loss) attributable to KKR & Co. L.P.	$533,828	$820,352
Net Income (Loss) attributable to KKR & Co. L.P. per common unit-basic	$1.28	$2.16
Net Income (Loss) attributable to KKR & Co. L.P. per common unit-diluted	$1.19	$2.00

16. EQUITY

Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. On February 9, 2017, KKR announced an incremental $250 million has been authorized to repurchase common units. This $250 million amount is in addition to the $41.2 million remaining as of February 9, 2017 under the repurchase program.  Under this common unit repurchase program, common units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. See Consolidated Statements of Changes in Equity for the amount of common units repurchased during the years ended December 31, 2016 and 2015.

Distribution Policy

  Beginning with the results for the quarter ending March 31, 2017, KKR intends to increase its regular quarterly distribution to holders of its common units from $0.16 to $0.17 per common unit per quarter. The declaration and payment of any distributions are subject to the discretion of the board of directors of the general partner of KKR and the terms of its limited partnership agreement. There can be no assurance that distributions will be made as intended or at all, that unitholders will receive sufficient distributions to satisfy payment of their tax liabilities as limited partners of KKR or that any particular distribution policy will be maintained.

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

Notes to Consolidated Financial Statements (Continued)

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

17. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill from the acquisition of Prisma Capital Partners LP and its affiliates represents the excess of acquisition costs over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition of Prisma. As of December 31, 2016 and 2015, the carrying value of goodwill was $89.0 million. Goodwill is recorded in Other Assets in the consolidated statements of financial condition. The carrying values of goodwill allocated to the Public Markets and Principal Activities segments were $59.0 million and $30.0 million, respectively. All of the goodwill is currently expected to be deductible for tax purposes. See Note 8 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	December 31, 2016	December 31, 2015
Finite-Lived Intangible Assets	$253,747	$284,766
Accumulated Amortization (includes foreign exchange)	(118,723)	(107,779)
Intangible Assets, Net	$135,024	$176,987

Notes to Consolidated Financial Statements (Continued)

Changes in Intangible Assets, Net consists of the following:

	For the Years Ended
	December 31, 2016	December 31, 2015
Balance, Beginning of Period	$176,987	$209,202
Amortization Expense	(26,387)	(27,004)
Write-Offs (1)	(15,416)	—
Foreign Exchange	(160)	(5,211)
Balance, End of Period	$135,024	$176,987

(1) Represents the write-off of intangible assets in connection with the termination of certain management contracts.

Amortization expense including foreign exchange relating to intangible assets held at December 31, 2016 is expected to be as follows:

2017	$24,751
2018	18,403
2019	15,515
2020	15,368
2021	14,867
2022 and thereafter	46,120
$135,024

The intangible assets as of December 31, 2016 are expected to amortize over a weighted‑average period of 8.1 years.

18. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s operating business or investment strategies. KKR is in compliance with its debt covenants in all material respects as of December 31, 2016.

Investment Commitments

As of December 31, 2016, KKR had unfunded commitments consisting of (i) $2,584.9 million to its active private equity and other investment vehicles, (ii) $610.2 million in connection with commitments by KKR’s capital markets business and (iii) other investment commitments of $70.5 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

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

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2016, the approximate aggregate minimum future lease payments, net of sublease income, required on the operating leases are as follows:

2017	$52,484
2018	50,453
2019	46,846
2020	42,586
2021 and thereafter	23,870
Total minimum payments required	$216,239
Contingent Repayment Guarantees

The partnership documents governing KKR’s carry-paying funds, including funds relating to private equity, infrastructure, energy, real estate, mezzanine, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of December 31, 2016, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their December 31, 2016 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,204.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, the principals' potential exposure has been reduced to $98.9 million as of December 31, 2016. Using valuations as of December 31, 2016, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and persons who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

Indemnifications and Other Guarantees

KKR may incur contingent liabilities for claims that may be made against it in the future. KKR enters into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of KKR’s investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KKR has made. In addition, KKR has also provided credit support to certain of its subsidiaries’ obligations in connection with a limited number of investment vehicles that KKR manages. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle’s derivative transactions, and KKR has also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of another investment vehicle. KKR’s maximum exposure under

Notes to Consolidated Financial Statements (Continued)

these arrangements is currently unknown and KKR's liabilities for these matters would require a claim to be made against KKR in the future.

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

It is not possible to predict the ultimate outcome of all pending legal proceedings, and some of the matters discussed above seek or may seek potentially large and/or indeterminate amounts. As of such date, based on information known by management, management has not concluded that the final resolutions of the matters above will have a material effect upon the financial statements. However, given the potentially large and/or indeterminate amounts sought or may be sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on KKR’s financial results in any particular period.

Notes to Consolidated Financial Statements (Continued)

19. REGULATORY CAPITAL REQUIREMENTS

KKR has registered broker-dealer subsidiaries which are subject to the minimum net capital requirements of the SEC and the FINRA. Additionally, KKR entities based in London and Ireland are subject to the regulatory capital requirements of the U.K. Financial Conduct Authority and the Central Bank of Ireland, respectively. In addition, KKR has an entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, an entity based in Japan subject to the capital requirements of Financial Services Authority of Japan, and two entities based in Mumbai which are subject to capital requirements of the Reserve Bank of India or RBI and the Securities and Exchange Board of India or SEBI. All of these entities have continuously operated in excess of their respective minimum regulatory capital requirements.
 The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At December 31, 2016, approximately $89.2 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended,
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Statement of Operations Data:
Fees and Other	$162,805	$576,757	$687,056	$481,475
Less: Total Expenses	308,323	423,218	511,117	452,816
Total Investment Income (Loss)	(612,928)	125,737	809,649	440,148
Income (Loss) Before Taxes	(758,446)	279,276	985,588	468,807
Income Tax / (Benefit)	1,890	6,045	10,826	5,800
Net Income (Loss)	(760,336)	273,231	974,762	463,007
Less: Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(38)	1,533	3,121	(13,092)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(430,359)	172,115	611,288	296,789
Net Income (Loss) Attributable to KKR & Co. L.P.	(329,939)	99,583	360,353	179,310
Less: Net Income Attributable to Series A Preferred Unitholders	—	5,693	5,822	5,822
Less: Net Income Attributable to Series B Preferred Unitholders	—	—	2,379	2,519
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$(329,939)	$93,890	$352,152	$170,969
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$(0.73)	$0.21	$0.79	$0.38
Diluted	$(0.73)	$0.19	$0.73	$0.35
Weighted Average Common Units Outstanding
Basic	450,262,143	448,221,538	445,989,300	451,154,845
Diluted	450,262,143	481,809,612	479,975,675	484,312,804

	For the Three Months Ended,
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Statement of Operations Data:
Fees and Other	$291,345	$255,874	$188,626	$307,923
Less: Total Expenses	515,033	554,177	276,920	525,095
Total Investment Income (Loss)	2,182,835	3,634,718	(1,136,991)	1,488,563
Income (Loss) Before Taxes	1,959,147	3,336,415	(1,225,285)	1,271,391
Income Tax / (Benefit)	16,138	30,547	(7,390)	27,341
Net Income (Loss)	1,943,009	3,305,868	(1,217,895)	1,244,050
Less: Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,933	(891)	(12,925)	7,371
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,670,569	2,930,453	(1,014,382)	1,204,422
Net Income (Loss) Attributable to KKR & Co. L.P.	$270,507	$376,306	$(190,588)	$32,257
Less: Net Income Attributable to Series A Preferred Unitholders	—	—	—	—
Less: Net Income Attributable to Series B Preferred Unitholders	—	—	—	—
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$270,507	$376,306	$(190,588)	$32,257
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.62	$0.84	$(0.42)	$0.07
Diluted	$0.57	$0.78	$(0.42)	$0.07
Weighted Average Common Units Outstanding
Basic	434,874,820	446,794,950	452,165,697	461,374,013
Diluted	472,225,344	482,651,491	452,165,697	489,704,787

21. SUBSEQUENT EVENTS

Common Unit Distribution

A distribution of $0.16 per KKR & Co. L.P. common unit was announced on February 9, 2017, and will be paid on March 7, 2017 to common unitholders of record as of the close of business on February 21, 2017. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Beginning with the results for the quarter ending March 31, 2017, KKR intends to increase its regular quarterly distribution to holders of its common units from $0.16 to $0.17 per common unit per quarter.

Preferred Unit Distributions

A distribution of $0.421875 per Series A Preferred Unit has been declared and set aside for payment on March 15, 2017 to holders of record of Series A Preferred Units as of the close of business on March 1, 2017.

A distribution of $0.406250 per Series B Preferred Unit has been declared and set aside for payment on March 15, 2017 to holders of record of Series B Preferred Units as of the close of business on March 1, 2017.

Unit Repurchase Program

An incremental $250 million has been authorized to repurchase common units. This amount is in addition to the $41.2 million remaining as of February 9, 2017 under the current common unit repurchase program, which was originally announced on October 27, 2015. Common units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise.

PAAMCO Prisma

On February 6, 2017, KKR and Pacific Alternative Asset Management Company, LLC (“PAAMCO”) announced that they entered into a strategic transaction to create a new liquid alternatives investment firm by combining PAAMCO and KKR

Prisma. Under the terms of the agreement, the entire businesses of both PAAMCO and KKR Prisma will be contributed to a newly formed company that will operate independently from KKR, and KKR will retain a 39.9% stake as a long-term strategic partner. This transaction is subject to the satisfaction of customary closing conditions, including the receipt of requisite regulatory approvals.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, that was issued in 2013.

Based on its assessment, our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

The following table presents certain information concerning the board of directors and executive officers of our Managing Partner.

Name	Age	Position with Managing Partner
Henry R. Kravis	73	Co-Chief Executive Officer, Co-Chairman and Director
George R. Roberts	73	Co-Chief Executive Officer, Co-Chairman and Director
David C. Drummond	53	Director
Joseph A. Grundfest	65	Director
John B. Hess	62	Director
Patricia F. Russo	64	Director
Thomas M. Schoewe	64	Director
Robert W. Scully	67	Director
Todd A. Fisher	51	Chief Administrative Officer
William J. Janetschek	54	Chief Financial Officer
David J. Sorkin	57	General Counsel and Secretary

Henry R. Kravis co-founded KKR in 1976 and is Co-Chairman and Co-Chief Executive Officer of our Managing Partner. He is actively involved in managing the firm and serves on regional Private Equity Investment and Portfolio Management Committees. Mr. Kravis currently serves on the boards of First Data Corporation and ICONIQ Capital, LLC. He also serves as a director, chairman emeritus or trustee of several cultural, professional, and educational institutions, including the Business Council, Claremont McKenna College, Columbia Business School, Mount Sinai Hospital, the Partnership for New York City, the Partnership Fund for New York City, Rockefeller University, Sponsors for Educational Opportunity and Tsinghua University School of Economics and Management. Mr. Kravis founded the Kravis Leadership Institute at Claremont McKenna College, where he established the Kravis Prize in Leadership, which honors leadership in the non-profit sector. He earned a B.A. from Claremont McKenna College in 1967 and an M.B.A. from the Columbia Business School in 1969. Mr. Kravis has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our co-founder and Co-Chief Executive Officer, Mr. Kravis has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Kravis is a first cousin of Mr. Roberts.

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

John B. Hess has been a member of the board of directors of our Managing Partner since July 28, 2011. Mr. Hess has been the chief executive officer of Hess Corporation since 1995 and a director since 1978. He was also director of Dow Chemical Co. from 2006 to 2013. He serves as a director on the Business Council, the Trilateral Commission and the Council on Foreign Relations and on the executive committee of the American Petroleum Institute and previously served on the Secretary of Energy Advisory Board Quadrennial Review Task Force. Mr. Hess is a member of the board of trustees at the New York Public Library, Mount Sinai Hospital, the Lincoln Center for the Performing Arts and the Dean's Advisors at Harvard Business School, and chairs The Harvard Business School Campaign. Mr. Hess earned a B.A. from Harvard College and an M.B.A. from Harvard Business School. Mr. Hess provides significant value to the oversight and development of our business through his management and leadership roles at a global energy business, and his involvement with major businesses and public policy organizations also provides valuable perspectives for our company.

Patricia F. Russo has been a member of the board of directors of our Managing Partner since April 15, 2011. Ms. Russo served as chief executive officer of Alcatel-Lucent from 2006 to 2008. Prior to the merger of Alcatel and Lucent in 2006, she served as chairman and chief executive officer of Lucent Technologies, Inc. from 2003 to 2006, and as president and chief executive officer from 2002 to 2003. Before rejoining Lucent in 2002, Ms. Russo was president and chief operating officer of Eastman Kodak Company from March 2001 to December 2001. Since November 2016, Ms. Russo has served on the board of Arconic Inc., which separated from Alcoa Inc., where Ms. Russo served as a director from 2008 to November 2016. She also has served as the chairman of Hewlett Packard Enterprise Company since 2015 and as a director of, Merck & Co., Inc. since 2009 and General Motors Company since 2009. Prior to its merger with Merck in 2009, Ms. Russo served as a director of Schering-Plough since 1995, and she served as a director of Hewlett Packard Company from 2011 to November 2015. She graduated from Georgetown University with a bachelor's degree in political science and history, and obtained an Advanced Management Degree from Harvard Business School's Advanced Management Program. Ms. Russo's management and leadership experience as chief executive officer of complex global companies as well as her experience with corporate strategy, mergers and acquisitions, and sales and marketing brings important expertise to the oversight and development of our business. Ms. Russo also brings extensive experience in corporate governance as a member of boards and board committees of other public companies.

Thomas M. Schoewe has been a member of the board of directors of our Managing Partner since March 14, 2011. Mr. Schoewe was executive vice president and chief financial officer for Wal-Mart Stores, Inc., a position he held from 2000 to 2010, and was employed by Walmart in a transitional capacity to January 2011. Prior to his employment at Walmart, Mr. Schoewe served as senior vice president and chief financial officer for Black and Decker Corp., a position he held from 1993 to 1999. Prior to that, he served for four years as Black and Decker's vice president of finance. He previously held the position of vice president of business planning and analysis. He joined Black and Decker in 1986 after serving at Chicago-based Beatrice Companies, where he was chief financial officer and controller of Beatrice Consumer Durables, Inc. He has served on the board of directors of Northrop Grumman Corporation and General Motors Company since 2011. From 2001 to May 2012, he served on the board of directors of PulteGroup Inc., which merged with Centex Corporation in 2009 and previously served on the Centex board. Mr. Schoewe graduated from Loyola University of Chicago with a bachelor's of business administration degree in finance. Mr. Schoewe's experience in financial reporting, accounting and controls, and business planning and analysis brings important expertise to the oversight and development of our business.

Robert W. Scully has been a member of the board of directors of our Managing Partner since July 15, 2010. Mr. Scully was a member of the Office of the Chairman of Morgan Stanley from 2007 until his retirement in 2009, where he had previously been co-president, chairman of global capital markets and vice chairman of investment banking. Prior to joining Morgan Stanley, he served as a managing director at Lehman Brothers and at Salomon Brothers. Mr. Scully has served as a director of Zoetis Inc. since June 2013, Chubb Limited since January 2016, and prior to its acquisition of Chubb Limited, a director of ACE Limited from May 2014 to January 2016, and UBS Group AG since May 2016. Previously, he was a director of Bank of America Corporation from August 2009 to May 2013 and a public governor of the Financial Industry Regulatory Authority, or FINRA, from October 2014 to May 2016. He has also served as a director of GMAC Financial Services and MSCI Inc. He holds an A.B. from Princeton University and an MBA from Harvard Business School. Mr. Scully's 35-year career in the financial services industry brings important expertise to the oversight of our business. In addition, his leadership experience with a global financial services company brings an industry perspective to our business development within and outside the U.S. as well as issues such as talent development, senior client relationship management, strategic initiatives, risk management and audit and financial reporting.

Todd A. Fisher joined KKR in 1993 and is Chief Administrative Officer of our Managing Partner. Mr. Fisher is responsible for overseeing the finance, legal, information technology, human resources, public affairs and office operations functions, coordinating with the various businesses and geographies of KKR and overseeing the firm's efforts in real estate investments. He is a member of KKR's Real Estate Investment and Portfolio Management Committees and also chairs the firm's Management Committee and Risk Committee. He served as a director of Maxeda B.V. until October 2015, as a director of Rockwood Holdings, Inc. until January 2013 and Northgate Information Solutions plc until 2012. Prior to joining KKR, Mr. Fisher worked for Goldman, Sachs & Co. in New York and for Drexel Burnham Lambert in Los Angeles. Mr. Fisher holds a B.A. from Brown University, an M.A. in International Affairs from Johns Hopkins University, and an M.B.A. from the Wharton School of the University of Pennsylvania. He is currently a trustee of Brown University, vice-chairman of the Board of Advisors for The Johns Hopkins University School for Advanced International Studies, and a member of the Board of Overseas Private Investment Corporation, various committees of the United States Holocaust Museum and the Council on Foreign Relations.

William J. Janetschek joined KKR in 1997 and is Chief Financial Officer of our Managing Partner. He has also been the president and chief executive officer of KKR Financial Holdings LLC, or KFN, since June 2014 and a director of KFN since May 2014. Prior to joining KKR, he was a Tax Partner at Deloitte & Touche LLP. He holds a B.S. from St. John's University and an M.S., Taxation from Pace University. Mr. Janetschek is actively involved in the community, serving as a sponsor and member of a variety of non-profit organizations including Student Sponsor Partners and St. John's University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the executive officers and directors of our general partner, and persons who beneficially own more than ten percent of a registered class of the Partnership's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2016, such persons complied with all such filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

Our compensation program has three primary objectives: (1) to attract, motivate and retain our employees, (2) to align their interests with those of our unitholders and fund investors, and (3) to reinforce our culture and values.

Our employees. Our business as an investment firm is dependent on the services of our employees, including our named executive officers. Among other things, we depend on their ability, where applicable, to find, select and execute investments, manage and improve portfolio company operations, find and develop relationships with fund investors and other sources of capital, find, select and execute capital markets opportunities, and provide other services, and we cannot compete without their continued employment with us. Therefore, it is important that our key employees are compensated in a manner that motivates them to excel consistently and encourages them to remain with the firm.

Alignment of interests. Management equity ownership in the businesses in which we invest has been a guiding principle throughout our firm's history, and we apply that principle to ourselves: every employee of the firm is expected to have an equity interest in KKR. This equity ownership serves to align the interests of our employees with those of our unitholders. In addition, because we invest in and alongside our investment funds and have a carry pool from which we can allocate to our employees 40% of the carried interest that we generate through our business, we believe that our employees' interests are also aligned with those of our investors in the funds, vehicles and accounts that we manage, which in turn benefits our unitholders. Our carry pool is supplemented by allocating for compensation 40% of the incentive fees earned from investment funds and certain management fee refunds.

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

KKR Holdings, from time to time, receives distributions that are made on KKR Group Partnership Units that are held by it. To the extent such distributions are received on KKR Group Partnership Units that underlie any KKR Holdings units that have satisfied their respective vesting requirements, if any, at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions will be allocated and further distributed to the named executive officers as and when received. To the extent that such distributions are made on KKR Group Partnership Units underlying any KKR Holdings units that have not satisfied all vesting requirements at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions may be allocated or otherwise applied in such amounts and in such manner as our Co-Chief Executive Officers, acting through the general partner of KKR Holdings, may determine. KKR Holdings units generally vest over a five year period starting on May 1, 2017. See "-Compensation Elements - Year-End Bonus Compensation" for a description of these grants. As of February 22, 2017, approximately 7.5 million KKR Holdings units remain unallocated.

In 2016, our named executive officers received distributions on their vested KKR Holdings units, as well as common units, and because these distributions are not considered to be compensation, they have not been reported in the Summary Compensation Table.

Compensation Elements

Base Salary

For 2016, each of our named executive officers was paid an annual salary of $300,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Chief Executive Officers determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers. We are responsible for funding this base salary.

Year-End Bonus Compensation

Other than their salary and certain incidental benefits noted below under "Other Compensation," our Co-Chief Executive Officers did not receive any additional compensation in 2016. They have decided at this time not to receive any bonus or other amounts from us or from KKR Holdings in excess of distributions payable with respect to their KKR Holdings units. Instead, they have decided that year-end bonus payments from KKR Holdings for 2016 should be made to our other employees in order to motivate and retain them for the benefit of the firm.

In 2016, our Chief Administrative Officer, Chief Financial Officer and General Counsel were awarded additional year-end compensation as bonus payments that were determined by our Co-Chief Executive Officers. Our Co-Chief Executive Officers made their subjective determinations by assessing our overall performance and the contributions that our Chief Administrative Officer, Chief Financial Officer and General Counsel made to our development and success, as a firm, during the year. Certain factors that were considered when determining the size of the bonus payments for our Chief Administrative Officer, Chief Financial Officer and General Counsel include (i) their respective contributions and accomplishments in 2016 in terms of driving commercial results for the firm, leading and managing people, and living the firm's values; (ii) their respective performance and contributions relative to other senior employees at the firm, (iii) their respective performance and contributions in 2016 as compared to the prior year, and (iv) the overall financial performance of the firm in 2016 as compared to the prior year based on certain financial measures considered by management, including but not limited to distributable earnings. More specifically, in assessing Mr. Fisher's contributions, they considered his service as the firm's Chief Administrative Officer, his role in overseeing the growth and operations of the firm, his leadership in the development and continued growth of our real estate business and his leadership on the strategic direction of the firm generally. In assessing Mr. Janetschek's contributions, they considered his service as the Chief Financial Officer and his leadership and oversight of our finance, tax and accounting functions and related operations and his role with respect to strategic initiatives undertaken by the firm. Finally, in assessing Mr. Sorkin's contributions, they considered his leadership and oversight of our global legal and compliance functions and his role with respect to the strategic initiatives undertaken by the firm. Although the firm's performance in 2016 was mixed, with stronger total distributable earnings but with less fee revenues and a net total investment loss in 2016 compared to the prior year, due to individual contributions as described above, the aggregate size of the bonus granted to the named executive officers, consisting of their cash bonus and deferred equity bonus, with respect to fiscal 2016 was generally higher relative to the total bonus granted with respect to fiscal 2015. In making these determinations, our Co-Chief Executive Officers consulted with certain of our senior employees and, with respect to the determinations for our Chief Financial Officer and General Counsel, considered the recommendations of our Chief Administrative Officer. We believe that the discretion permitted to our Co-Chief Executive Officers permits them to award bonus compensation in an amount they determine to be necessary to motivate and retain these named executive officers. Because the restricted equity units associated with the deferred equity bonus were made after December 31, 2016, they do not appear in the tables below, but will appear in the tables for the year ended December 31, 2017.

Once the bonus amount is determined, the bonus amount is divided into cash compensation and, for our named executive officers, a recommendation to our Managing Partner's board of directors for an award of deferred equity bonus compensation and, in some years, additional equity compensation. The amount of deferred equity bonus compensation for our principals is calculated using a graduated range of percentages applied to different incremental amounts of total salary and bonus compensation ranging from 5% to 50%. In addition, senior employees including our named executive officers are eligible, in some years, for additional equity compensation without reference to the graduated range of percentages. Grants of additional equity compensation may be made to our named executive officers in order to deliver a total bonus compensation determined by our Co-Chief Executive Officers as described above, less the cash compensation and deferred equity bonus. No grants of additional equity compensation were made to our named executive officers in connection with 2016 year-end bonus compensation. However, see "--KKR Holdings Units" below for KKR Holdings units granted to our named executive officers in 2016.

The cash bonus amounts paid to our Chief Administrative Officer, our Chief Financial Officer and our General Counsel for 2016 are reflected in the Bonus column of the 2016 Summary Compensation Table below.

The portion of the bonus payment granted to our named executive officers (other than our Co-Chief Executive Officers, who received none) as 2016 deferred equity bonus compensation consists of grants of equity awards issued under the Equity Incentive Plan. These equity awards are restricted equity units that may be settled for our common units on a one-for-one basis. See below under "Terms of Restricted Equity Units" for more information. We call these equity grants "deferred" equity bonus compensation, because our named executive officers' ability to monetize them into cash is deferred to the future when the vesting provisions (and any applicable transfer restrictions) discussed below lapse.

The number of restricted equity units granted to our named executive officers (other than our Co-Chief Executive Officers, who received none) is determined by our Managing Partner's board of directors. As part of 2016 year-end bonus compensation, our Managing Partner's board of directors approved the following grants: 117,173 restricted equity units to our Chief Administrative Officer, 67,463 restricted equity units to our Chief Financial Officer, and 67,463 restricted equity units to our General Counsel, in each case as deferred equity bonus compensation. The number of restricted equity units was determined by dividing the dollar amount of deferred equity bonus compensation recommended by the Co-Chief Executive Officers to the board of directors by the average closing price of our common units over the ten trading days ending December 2, 2016. The restricted equity units that were granted as deferred equity bonus compensation in respect of fiscal 2016 year-end compensation are subject to a three-year service-based vesting condition (with the first vesting event occurring on April 1, 2018). The restricted equity units for the deferred equity bonus are not subject to additional transfer restrictions after vesting or any minimum retained ownership requirement. Because these grants were made after December 31, 2016 and the associated restricted equity units are generally issued in the first quarter of the following year, they do not appear in the tables below, but will appear in the tables for the year ended December 31, 2017.

Our named executive officers along with other employees at the firm were eligible for additional equity compensation awards based on their performance and contributions during the year as described above. Eligibility for this additional equity compensation was introduced for 2014 year-end compensation for our named executive officers and grants made in February 2015 for 2014 year-end compensation are reflected in the Summary Compensation Table. While no additional equity compensation was granted to our named executive officers in connection with either 2016 or 2015 year-end bonus compensation, these additional equity compensation awards may become a component of our annual year-end bonus determination for our named executive officers in the future. However, see "--KKR Holdings Units" below for KKR Holdings units granted to our named executive officers in 2016.

KKR Holdings Units

On February 25, 2016, our named executive officers (other than our Co-Chief Executive Officers, who received none) received grants of KKR Holdings units. These grants were not part of the annual compensation program, but rather the objective of these grants was to provide incremental long-term economic incentives to retain certain senior employees, including three of our named executive officers, and to further align their interests with those of unitholders. All of the KKR Holdings units received by these named executive officers at the time of the KPE Transaction and through the awards granted in 2015 have vested, and any transfer restrictions on them had lapsed by 2016. The size of the grants were determined at the discretion of the general partner of KKR Holdings L.P., subject to the approval of our board of directors, in light of the remaining KKR Holdings units available to be granted to them and other senior employees of the firm and taking into consideration the roles and responsibilities of each named executive officer, including their view of each officer's potential impact on future firm performance, growth and strategic initiatives. Following the receipt of the consent of our Managing Partner's board of directors, the general partner of KKR Holdings made the following grants: 900,000 KKR Holdings units to our Chief Administrative Officer, 550,000 KKR Holdings units to our Chief Financial Officer, and 550,000 KKR Holdings units to our General Counsel. The KKR Holdings units granted to our named executive officers were already outstanding but previously unallocated units, and consequently these grants did not increase the number of KKR Holdings units outstanding or the number of our common units outstanding on a fully-diluted basis.

When granted in February 2016, these KKR Holdings units were subject to a service-based vesting condition and also a market price vesting condition under which vesting was conditioned on the price of KKR common units reaching and maintaining certain specified price thresholds for a specified period of time. On November 2, 2016 the awards were modified by the general partner of KKR Holdings to eliminate the market condition in order to enhance the value of these awards and improve their effectiveness as an employee retention tool. Giving effect to the November amendment, KKR Holdings units granted to these named executive officers are subject to a five-year service-based vesting condition whereby the awards vest in equal annual installments beginning on May 1, 2017 and ending May 1, 2021, subject to the grantee's continued employment through the applicable service vesting dates. These KKR Holdings awards are also subject to additional transfer restrictions after vesting and a minimum retained ownership requirement. See below under "—Narrative Disclosure to Summary Compensation Table and Grants of Plan‑ Based Awards—Terms of KKR Holdings Units" for more information.

Carried Interest

We have available to allocate and distribute to a carry pool 40% of the carried interest that we earn, from which our employees are eligible to receive a carried interest allocation. The percentage of carried interest allocable to the carry pool may be amended with the approval of a majority of our independent directors. Carry pool allocations for the named executive officers are made by first determining a total dollar value for the named executive officer's interest in the carry pool. Due to their unique status as co-founders of our firm, our Co-Chief Executive Officers determine their own allocation from the carry pool. To make this total dollar value determination for the other named executive officers, our Co-Chief Executive Officers take into consideration the executive officer's involvement with investments and impact on the portfolio, the size of the executive officer's bonus, and other factors similar to those considered when determining the size of the bonus, as described under "—Year-End Bonus Compensation". However, the total dollar value available to be allocated to the named executive officers and other employees is limited by the total amount of investments made by our investment funds during the fiscal year, and executive officers and other employees may not be allocated any dollar value of carry in any given year. For our older funds, carry pool allocations were determined based on a percentage applied on an investment-by-investment basis. After a total dollar value, if any, for each named executive officer is determined, such dollar value was then divided by the total allocable dollar value of investments made by our funds for the year, which yielded a certain percentage for the named executive officer. This percentage was then applied consistently to each investment made during the year. Because the size of each investment was different, the nominal amount of the carry pool allocation differed by investment, although the percentage applied to each investment was consistent. For our more recent funds, carry pool allocations are determined based on a percentage applied on a fund-by-fund basis. The dollar value, if any, for each named executive officer is determined and then allocated to the applicable funds, and such dollar value is then divided by the total allocable dollar value of investments made by that fund for the year to yield a percentage for that particular fund. If carry is paid prior to end of a fund's investment period, this percentage is applied at that time. At the end of the investment period, an adjustment would be made to account for any difference in percentages applied at the times carry was paid during the investment period and the percentage determined for a particular fund based on the total dollar values allocated to the named executive officer for such fund divided by the total allocable dollars invested during the entire investment period of such fund.

A portion of the carried interest that is available for allocation to our employees is not immediately allocated when it becomes available and is instead reserved. This reserved carried interest is later allocated to a discrete number of employees when it is determined that they deserve additional carried interest allocations based on their performance or pursuant to a matching program based on personal commitments made to a transaction or a fund. The carried interest allocated to the carry pool is maintained and administered by KKR Associates Holdings L.P., which, similar to KKR Holdings, is not a subsidiary of ours. Allocations are determined by our Co-Chief Executive Officers acting through the general partner of KKR Associates Holdings L.P.

Carried interest, if any, from the carry pool in respect of any particular investment or fund is only paid in cash after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. To the extent any "clawback" obligation is triggered, carried interest previously distributed by the fund would have to be returned to such fund, thereby reducing the named executive officer's overall compensation for any such year. A portion of certain carried interest payable is generally not distributed to the recipient and is instead held in escrow in order to enhance the recipient's ability to satisfy any future clawback obligation. Because the amount of carried interest payable is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those funds and the named executive officers, and thus benefits our unitholders. In addition, several of our competitors use participation in carried interest as an important compensation element, and we believe that we must do the same in order to attract and retain the most qualified personnel.

Participation in our carry pool for our employees, including our named executive officers, is subject only to service-based vesting with certain exceptions, including acceleration upon death or disability. In general, the vesting for carry pool allocations for investments made during 2013 through 2016 is annual over a four-year period (other than for our Co-Chief Executive Officers). The vesting schedules for investments made prior to 2013 range from four-year vesting (with no vesting upon grant) for the most junior employees up to two-year vesting (and 50% vesting upon grant) for most senior employees. Vesting serves as an employment retention mechanism and enhances the alignment of interests between a participant in our carry pool and the firm as well as the limited partners in our investment funds. Due to their status as co-founders of our firm, our Co-Chief Executive Officers are typically completely vested in their carried interest allocations upon grant.

Other Compensation

Our Co-Chief Executive Officers are reimbursed by us for the use of a car and driver, and we pay for the compensation of certain personnel who administer personal matters for them. We believe that these benefits are appropriate in light of the time that they spend on our business, the limited compensation paid by us for their services, and their unique status as co-founders of our firm. In addition, we also pay for certain tax preparation fees for our named executive officers.

Minimum Retained Ownership

While employed by us, unless waived in whole or in part, each of our named executive officers is required to hold at least 25% of the cumulative amount of KKR Holdings units that have satisfied the vesting conditions during the duration of his employment with the firm. In addition, unless waived in whole or in part, each of our named executive officers may be required, on a grant by grant basis, to hold common unit equivalents of 15% of the cumulative restricted equity units granted under the Equity Incentive Plan that have satisfied the service-based vesting condition during the duration of his employment with the firm.

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

Summary Compensation Table

The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2014, 2015 and 2016.

In 2014, 2015 and 2016, our named executive officers received distributions based on their vested KKR Holdings units or common units. Because these distributions are not considered to be compensation, these distributions are not reflected as compensation in the table below. There are certain contractual arrangements we entered into with KKR Holdings at the time of the KPE Transaction in October 2009 and thereafter, including a tax receivable agreement, that relate to payments to our named executive officers that are not compensatory and are described in "Certain Relationships and Related Transactions, and Director Independence." Because restricted equity units granted to our named executive officers as part of 2016 year-end bonus compensation were made after December 31, 2016, they do not appear in the tables below, and will appear in the tables for the year ended December 31, 2017.

Carried interest distributions to our named executive officers in respect of the carry pool for the years ended December 31, 2014, 2015 and 2016 are reflected in the All Other Compensation column in the 2016 Summary Compensation Table below.

2016 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	All Other Compensation ($) (3)		Total ($)
Henry R. Kravis	2016	300,000	—	—	63,541,599	(4)	63,841,599
Co-Chief Executive Officer	2015	300,000	—	—	51,994,055		52,294,055
	2014	300,000	—	—	64,151,272		64,451,272

George R. Roberts	2016	300,000	—	—	63,637,400	(5)	63,937,400
Co-Chief Executive Officer	2015	300,000	—	—	52,064,278		52,364,278
	2014	300,000	—	—	64,075,416		64,375,416

Todd A. Fisher	2016	300,000	3,585,000	12,880,497	15,660,918	(6)	32,426,415
Chief Administrative Officer	2015	300,000	3,485,000	3,600,328	10,622,133		18,007,461
	2014	300,000	2,260,000	1,589,225	12,381,439		16,530,664

William J. Janetschek	2016	300,000	2,455,000	7,813,846	5,196,063	(6)	15,764,909
Chief Financial Officer	2015	300,000	2,325,000	3,676,867	2,705,105		9,006,972
	2014	300,000	2,455,000	674,433	3,080,524		6,509,957

David J. Sorkin	2016	300,000	2,455,000	7,841,425	1,695,934	(6)	12,292,359
General Counsel	2015	300,000	2,390,000	3,676,867	1,396,629		7,763,496
	2014	300,000	2,455,000	649,323	1,730,754		5,135,077

(1)
Represents distributions received by KKR Holdings with respect to unvested KKR Holdings units that have been distributed to the named executive officer as bonus. The discretionary bonus payments in 2014, 2015 and 2016 were made by KKR Holdings and accordingly were not economically borne by us.

(2)
Stock awards reflected in the table above for each year presented represent the value of the restricted equity units and KKR Holdings units granted in such reporting period. For the fiscal years ended December 31, 2016, 2015 and 2014, restricted equity units presented in such reporting periods relate to the equity portion of the prior year bonus compensation and for the fiscal year ended December 31, 2014, also includes additional equity compensation, and in each case reflect the grant date fair value of restricted equity units. For the fiscal year ended December 31, 2016, amounts relating to KKR Holdings units represent the original grant date fair value of KKR Holdings units and the incremental fair value of such KKR Holdings units, as of the modification in November 2016. Fair value of the restricted equity units and KKR Holdings units granted to our named executive officers and the incremental fair value relating to the modification of the KKR Holdings units are calculated in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation ("ASC 718"). See Note 12 "Equity Based Compensation" of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 (or incremental fair values), and may not correspond to the actual value that will be recognized by our named executive officers. See "--Grant of Plan-Based Awards in 2016" for additional information regarding the restricted equity units and KKR Holdings units, including the modification of such units.

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

(4)
Consists of $62,966,582 in cash payments of carried interest from the carry pool during 2016; $40,000 in fees for Mr. Kravis's service as a KKR-designated director on the board of directors of First Data Corporation, a KKR portfolio company, during 2016; $174,800 related to Mr. Kravis's use of a car and driver during 2016; $340,217 related to certain personnel who administer personal matters for Mr. Kravis during 2016; and $20,000 related to tax preparation fees. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Kravis. Because we do not separately track personnel expenses based on whether they are incurred for business or for personal reasons, 100% of the preceding costs have been reported for Mr. Kravis.

(5)
Consists of $62,966,582 in cash payments of carried interest from the carry pool during 2016; $230,023 related to Mr. Roberts's use of a car and driver during 2016; $420,795 related to certain personnel who administer personal matters for Mr. Roberts during 2016; and $20,000 related to tax preparation fees. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Roberts. Because we do not separately track personnel expenses based on whether they are incurred for business or personal reasons, 100% of the preceding costs have been reported for Mr. Roberts.

(6)		Consists of cash payments of carried interest from the carry pool during 2016 and $20,000 related to tax preparation fees.

Grants of Plan-Based Awards in 2016

The following table provides supplemental information relating to grants of equity awards in the year ended December 31, 2016 provided in our Summary Compensation Table.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($) (3)
Henry R. Kravis	—	—		—
George R. Roberts	—	—		—
Todd A. Fisher	02/23/16	101,540	(1)	1,351,497
	02/25/16	900,000	(2)	2,583,000
	11/02/16	—		8,946,000	(4)
William J. Janetschek	02/23/16	57,727	(1)	768,346
	02/25/16	550,000	(2)	1,578,500
	11/02/16	—		5,467,000	(4)
David J. Sorkin	02/23/16	59,799	(1)	795,925
	02/25/16	550,000	(2)	1,578,500
	11/02/16	—		5,467,000	(4)

(1)
The amounts represent restricted equity units granted under the Equity Incentive Plan in the year ended December 31, 2016 relating to the equity portion of the prior year bonus compensation. Each grant of restricted equity units is subject to a service-based vesting condition over a period of three years (with the first vesting event occurring on April 1, 2017). The vesting terms of these grants are described under the caption "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Restricted Equity Units" below.

(2)
The amounts represent KKR Holdings units granted in the year ended December 31, 2016. Each grant of KKR Holdings units is subject to a service-based vesting condition over a period of five years (with the first vesting event occurring on May 1, 2017). The vesting terms of these grants are described under the caption "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of KKR Holdings Units" below.

(3)
Amounts represent the (i) grant date fair value of the restricted equity units or KKR Holdings units, as applicable, or (ii) the incremental fair value of modified KKR Holdings units, as of the modification date, as calculated in accordance with ASC Topic 718. See Note 12 "Equity Based Compensation" of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values or incremental fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by our named executive officers.

(4)
On November 2, 2016, the KKR Holdings units granted on February 25, 2016 were modified. See "--Compensation Elements--KKR Holdings Units." The amounts reflect the incremental fair value of the KKR Holdings units resulting from the modification, as described further in footnote (3) above.

Narrative Disclosure to Summary Compensation Table and Grants of Plan‑ Based Awards
Terms of KKR Holdings Units
The KKR Holdings units granted to our named executive officers (other than our Co‑Chief Executive Officers, who received none) and other principals in the fiscal year ended December 31, 2016 are subject to five year service‑based vesting requirements, transfer restrictions and minimum retained ownership requirements.
The KKR Holdings units vest in equal annual installments beginning on May 1, 2017 and ending May 1, 2021, subject to the grantee's continued employment through the applicable service vesting dates. Following this initial vesting, interests remained contingently vested while they are subject to certain transfer restrictions. Unvested KKR Holdings units are not entitled to receive distributions. As of February 22, 2017, 317,952,447 outstanding KKR Holdings units have vested, constituting 90% of the KKR Holdings units outstanding. All of the KKR Holdings units granted to our named executive officers in 2009 and 2011 have vested as of the date of this filing and transfer restrictions applicable to such units lapsed by 2016.
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
Because KKR Holdings is a partnership, all of the 353,757,398 KKR Holdings units have been legally allocated, but the allocation of 7,480,325 of these units has not been communicated to each respective principal as of December 31, 2016. The units whose allocation has not been communicated are subject to performance‑ based vesting conditions, which include, (i) whether the principal is in good standing and has adhered to our policies and rules, (ii) performance of assigned tasks and duties in an effective, efficient and diligent manner, (iii) contribution and commitment to the growth, development and profitability of KKR and our business, (iv) contribution and commitment to our management and general administration; (v) contribution and commitment to the culture, business principles, reputation and morale of KKR as a whole and the team or teams to which the principal has been assigned, and (vi) contribution and commitment to our recruiting, business development, public image and marketing efforts and the professional development of our personnel. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service‑based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. We applied the guidance of ASC Topic 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, we considered (1) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (2) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (3) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance‑based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance‑based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.
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
Terms of Restricted Equity Units
Restricted equity units are equity awards issuable under our Equity Incentive Plan, which after vesting, may be settled for our common units on an one‑for‑one basis (or an amount of cash equal to the fair market value of such common units).
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
Terms of Confidentiality and Restrictive Covenant Agreements
The confidentiality and restrictive covenant agreements with each of our named executive officers include prohibitions on them competing with us or soliciting our clients or employees while employed by us and during a restricted period following their departure from the firm. These agreements also require personnel to protect and use the firm’s confidential information only in accordance with confidentiality restrictions set forth in the agreement.
The restricted periods for our Co‑Chief Executive Officers expire on (1) for voluntary terminations or terminations with cause, two years from termination and (2) for terminations without cause, one year from termination. These restricted periods are subject to reduction for any “garden leave” or “notice period” that an employee serves prior to termination of employment. The restricted periods for our other named executive officers expire (1) in the case of the prohibitions on competition with us, 12 months from termination and (2) in the case of the prohibitions on the solicitation of our clients and employees, 18 months from termination. In cases where the named executive officer is terminated involuntarily and for reasons not constituting cause, such periods are reduced to 6 months and 9 months, respectively. In addition, under certain conditions the restricted periods applicable to the solicitation of our clients and employees are subject to reduction for any “garden leave” or “notice period” that an employee serves prior to termination of employment. Except for our Co-Chief Executive Officers, these agreements also require that we, and our named executive officers, provide advance notice prior to termination of employment.
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
Outstanding Equity Awards at 2016 Fiscal Year‑End
The following table sets forth information concerning unvested restricted equity units and KKR Holdings units for each of the named executive officers as of December 31, 2016.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)
Henry R. Kravis	—	—
George R. Roberts	—	—
Todd A. Fisher	1,176,092 (2)	$18,100,056
William J. Janetschek	767,832 (3)	$11,816,934
David J. Sorkin	769,423 (4)	$11,841,420

(1)	These amounts are based on the closing market price of our common units on the last trading day of the year ended December 31, 2016, of $15.39 per common unit.

(2)
Includes (i) 30,422 restricted equity units granted on February 5, 2014, which will vest on April 1, 2017; (ii) 144,130 restricted equity units granted on February 23, 2015, which will vest in equal installments on April 1, 2017 and April 1, 2018; (iii) 101,540 restricted equity units granted on February 23, 2016, which will vest in equal installments on April 1, 2017, April 1,

2018 and April 1, 2019; and (iv) 900,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2017, May 1, 2018, May 1, 2019, May 1, 2020 and May 1, 2021.

(3)
Includes (i) 12,911 restricted equity units granted on February 5, 2014, which will vest on April 1, 2017; (ii) 147,194 restricted equity units granted on February 23, 2015, which will vest in equal installments on April 1, 2017 and April 1, 2018; (iii) 57,727 restricted equity units granted on February 23, 2016, which will vest in equal installments on April 1, 2017, April 1, 2018 and April 1, 2019; and (iv) 550,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2017, May 1, 2018, May 1, 2019, May 1, 2020 and May 1, 2021.

(4)
Includes (i) 12,430 restricted equity units granted on February 5, 2014, which will vest on April 1, 2017, (ii) 147,194 restricted equity units granted on February 23, 2015, which will vest in equal installments on April 1, 2017 and April 1, 2018; (iii) 59,799 restricted equity units granted on February 23, 2016, which will vest in equal installments on April 1, 2017, April 1, 2018 and April 1, 2019; and (iv) 550,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2017, May 1, 2018, May 1, 2019, May 1, 2020 and May 1, 2021.

Option Exercises and Stock Vested in 2016
The following table sets forth information concerning the vesting of restricted equity units held by each of our named executive officers during the year ended December 31, 2016.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Henry R. Kravis	—	—
George R. Roberts	—	—
Todd A. Fisher	151,445	$2,173,236
William J. Janetschek	103,127	$1,479,872
David J. Sorkin	102,647	$1,472,984

(1)
The amounts reflected in this column represent vested common units, a portion of which are subject to one‑ and two‑year transfer restrictions upon vesting. See "--Narrative Disclosure to Summary Compensation Table and Grants of Plan‑ Based Awards -- Terms of Restricted Equity Units" for additional terms including with respect to the transfer of certain restrictions from the restricted equity units to employees’ KKR Holdings units.

(2)	These amounts are based on the closing market price of our common units on each respective vesting date.
Pension Benefits for 2016
We provided no pension benefits during the year ended December 31, 2016.
Nonqualified Deferred Compensation for 2016
We provided no defined contribution plan for the deferral of compensation on a basis that is not tax‑qualified during the year ended December 31, 2016.
Potential Payments Upon Termination or Change in Control
Upon termination of employment, vesting generally ceases for KKR Holdings units and restricted equity units that have not vested. In addition, transfer restricted vested KKR Holdings units and, if applicable, transfer restricted equity units (which term includes the transfer restricted common units that may be delivered upon settlement of such restricted equity units) remain subject to transfer restrictions for one‑ and two‑year periods, except as described below. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information regarding KKR Holdings units and transfer restricted equity units of our named executive officers.
An employee who retires after the first date on which his or her age plus years of service to KKR equals 80 will continue to vest in his or her unvested KKR Holdings units and restricted equity units for an additional two years following retirement, subject to compliance, if applicable, with the requirement that the holder not violate the terms and conditions of his or her confidentiality and restrictive covenants during the period in which such KKR Holdings unit or restricted equity unit, if applicable, remains transfer restricted over one‑ and two‑year periods. None of our named executive officers retired in the year ended December 31, 2016.
Upon death or permanent disability, a holder of KKR Holdings units or restricted equity units becomes immediately vested in all unvested KKR Holdings units and restricted equity units, respectively. The values of unvested KKR Holdings units and restricted equity units held by the named executive officers as of December 31, 2016 are set forth above in the Outstanding Equity Awards at 2016 Fiscal Year‑End Table.
In addition, upon a change in control of KKR, a holder of KKR Holdings units and restricted equity units becomes immediately vested in all unvested KKR Holdings units and restricted equity units, respectively. As noted above, the values of unvested KKR Holdings units and restricted equity units held by the named executive officers as of December 31, 2016 are set forth above in the Outstanding Equity Awards at 2016 Fiscal Year‑End Table.
Upon termination of employment, vesting generally ceases for carried interest allocations. In addition, carried interest allocations become immediately vested upon death or permanent disability.
Director Compensation
We limit compensation for service on our Managing Partner’s board of directors to the independent directors. Each independent director receives (1) an annual cash retainer of $75,000, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and (4) an additional annual cash retainer of $25,000 if such independent director serves as the chairman of the audit committee, which reflects an increase of $10,000 effective September 2016. Cash retainers are pro-rated if, during the calendar year, a director joins the board of directors of our Managing Partner, a director joins or resigns from a committee or the amount of a retainer is increased. In addition, on October 26, 2016, 10,088 restricted equity units were granted to each independent director pursuant to our Equity Incentive Plan.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
David C. Drummond	75,000	150,000	225,000
Joseph A. Grundfest	118,130	150,000	268,130
John B. Hess	75,000	150,000	225,000
Patricia F. Russo	75,000	150,000	225,000
Thomas M. Schoewe	100,000	150,000	250,000
Robert W. Scully	115,000	150,000	265,000

(1)
Represents the aggregate grant date fair value of restricted equity units granted to each of the independent directors during the year ended December 31, 2016 as calculated in accordance with ASC Topic 718. See Note 12 "Equity Based Compensation" of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

The following table details grants of restricted equity units to each of our independent directors of our Managing Partner in the year ended December 31, 2016. The table includes the grant date and grant date fair value of 2016 restricted equity units and the aggregate number of unvested restricted equity units as of December 31, 2016 owned by each independent director who served as a director during the year ended December 31, 2016:

Name	Grant Date (1)	Stock Awards (#)	Grant Date Fair Value ($) (2)	Total Number of Unvested Restricted Equity Awards on December 31, 2016 (#)
David C. Drummond	10/26/2016	10,088	150,000	10,088
Joseph A. Grundfest	10/26/2016	10,088	150,000	10,088
John B. Hess	10/26/2016	10,088	150,000	10,088
Patricia F. Russo	10/26/2016	10,088	150,000	10,088
Thomas M. Schoewe	10/26/2016	10,088	150,000	10,088
Robert W. Scully	10/26/2016	10,088	150,000	10,088

(1)	The restricted equity awards were granted on October 26, 2016 and vest on October 1, 2017, subject to the grantee's continued service through the vesting date.

(2)
This column represents the grant date fair value of restricted equity units granted to each of the independent directors during the year ended December 31, 2016 as calculated in accordance with ASC Topic 718. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

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
The numbers of common units and KKR Group Partnership Units outstanding and the percentage of beneficial ownership are based on 452,723,038 common units issued and outstanding and 353,757,398 KKR Group Partnership Units that are exchangeable for our common units as of February 22, 2017. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of February 22, 2017. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

	Common Units Beneficially Owned (1)		KKR Group Partnership Units and Special Voting Units Beneficially Owned (2)		Percentage of Combined Beneficial
Name (4)	Number	Percent	Number	Percent	Ownership (3)
KKR Holdings (5)(7)	2,677	*	353,757,398	100.0%	43.9%
FMR LLC (6)	40,412,832	8.9%	—	—	8.9
Henry R. Kravis (5)(7)(8)	6,965,126	1.5	353,757,398	100.0	44.7
George R. Roberts (5)(7)(8)	5,878,998	1.3	353,757,398	100.0	44.6
David C. Drummond	14,879	*	—	—	*
Joseph A. Grundfest	49,495	*	—	—	*
John B. Hess	123,095	*	—	—	*
Patricia F. Russo	42,495	*	—	—	*
Thomas M. Schoewe	50,095	*	—	—	*
Robert W. Scully	49,495	*	—	—	*
Todd A. Fisher (9)	279,518	*	9,288,035	2.6	2.1
William J. Janetschek (9)	165,514	*	3,170,827	*	*
David J. Sorkin (9)	161,131	*	3,123,593	*	*
Directors and executive officers as a group (11 persons)	9,109,998	2.0%	353,757,398	100.0%	45.0%

*	Less than 1.0%.

(1)
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

(2)
On any matters that may be submitted to a vote of our unitholders, the special voting units provide their holders with a number of votes that is equal to the aggregate number of KKR Group Partnership Units that such holders hold and entitle such holders to participate in the vote on the same basis as our unitholders.

(3)
This column assumes the exchange of KKR Group Partnership Units beneficially owned into common units and a number of outstanding common units calculated in accordance with Rule 13d‑3(d)(1) of the Exchange Act.

(4)	The address of each director and executive officer is c/o KKR Management LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.

(5)
KKR Holdings owns, beneficially or of record, an aggregate of 2,677 common units and 353,757,398 exchangeable KKR Group Partnership Units. Our principals hold interests in KKR Holdings that will entitle them to participate in the value of the KKR Group Partnership Units held by KKR Holdings. KKR Holdings is a limited partnership that is controlled by KKR Holdings GP Limited, its sole general partner, which has investment control over all KKR Group Partnership Units and common units held by KKR Holdings and voting control over all special voting units held by KKR Holdings. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except to the extent of his own pecuniary interest therein. Messrs. Kravis and Roberts, by virtue of their rights under the organizational documents of KKR Holdings GP Limited (the general partner of KKR Holdings), may be deemed to share dispositive and/or voting power with respect to the KKR Group Partnership Units, special voting units and common units held by KKR Holdings. Mr. Kravis disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 81,709,475 KKR Group Partnership Units in which he and certain related entities have a pecuniary interest. Mr. Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 86,709,475 KKR Group Partnership Units in which he and certain related entities have a pecuniary interest. The address of KKR Holdings is c/o KKR Management LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.

(6)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2017, FMR LLC and Abigail P. Johnson may be deemed to beneficially own and have the sole power to dispose or to direct the disposition of 40,412,832 common units. The address of these beneficial owners is 245 Summer Street, Boston, Massachusetts 02210. Certain affiliates of Fidelity provide services to us in connection with the investment management, record keeping and administration of our Equity Incentive Plan and our retirement savings plans for which they received customary fees and expenses not in excess of $1.2 million, although certain of these fees are paid by participants in the respective plans. Affiliates of Fidelity have invested or committed to invest approximately $95.0 million as of December 31, 2016, in our investment vehicles. Fidelity and its affiliates have in the past and may in the future participate in offerings, syndications or similar transactions with our capital markets business, including in certain cases where equity of KKR portfolio companies are offered to Fidelity’s retail and institutional brokerage customers, on the same terms and conditions provided to other participants in such transactions. For the year ended December 31, 2016, in connection with such transactions affiliates of Fidelity received selling concessions of less than $300,000 in the aggregate, which were borne by the underwriters in such transactions. Affiliates of Fidelity may also sell common units owned by our employees, including our executive officers and directors, in ordinary brokerage transactions from time to time.

(7)
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

(9)	The common units above for Messrs. Fisher, Janetschek and Sorkin include 136,333, 105,750 and 105,960 common units, respectively that will vest within 60 days of February 22, 2017.
Our Managing Partner
Our Managing Partner’s outstanding limited liability company interests consist of Class A shares, which are entitled to vote on the election and removal of directors and all other matters that have not been delegated to the board of directors or reserved for the vote of Class B members, and Class B shares, which are entitled to vote only with respect to any matter requiring the approval of holders of voting interests held directly or indirectly by us in the general partners of our non‑U.S. funds. Notwithstanding the number of Class A shares held by the Class A members, under our Managing Partner’s limited liability company agreement, Messrs. Kravis and Roberts, as the designated members of KKR Management LLC, are deemed to represent a majority of the Class A shares outstanding when acting together for purposes of voting on matters upon which holders of Class A shares are entitled to vote. Messrs. Kravis and Roberts may, in their discretion, designate one or more holders of Class A shares to hold such voting power and exercise all of the rights and duties of Messrs. Kravis and Roberts under our Managing Partner’s limited liability company agreement. While Messrs. Kravis and Roberts historically have acted with unanimity when managing our business, they have not entered into any agreement relating to the voting of their Class A shares. All of our Managing Partner’s other Class A shares are held by our other senior employees. Our Managing Partner’s Class B shares are divided equally among twelve employees, each of whom holds less than 10% of the voting power of the Class B shares. None of the shares in our Managing Partner provide these holders with economic interests in our business. See also “Risk Factors-Our limited partnership agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our limited partner and limit remedies available for unitholders for actions that might otherwise constitute a breach of duty. It will be difficult for unitholders to successfully challenge a resolution of a conflict of interest by our Managing Partner or by its conflicts committee.” In addition, see “Risk Factors-We are a Delaware limited partnership, and there are provisions in our limited partnership agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law (DGCL) in a manner that may be less protective of the interests of our common unitholders.”
Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under our Equity Incentive Plan as of December 31, 2016.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (2)
Equity Compensation Plans Approved by Security Holders	37,519,436	—	50,209,914
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	37,519,436	—	50,209,914

(1)	Reflects the aggregate number of restricted equity units granted under our Equity Incentive Plan and outstanding as of December 31, 2016.

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

The Investment Agreement, Indemnification and Insurance

On August 4, 2009, we entered into an investment agreement by and among us, certain of our affiliates, KPE and certain of its affiliates, as a condition to the KPE Transaction.

The investment agreement provides that the KKR Group Partnerships will indemnify us, KPE, each present and former director and officer of the general partner of KPE and certain other persons serving a similar role against certain matters relating to their roles at the general partner at KPE or relating to the registration and listing of our common units.

Pursuant to the investment agreement, we obtained directors' and officers' liability insurance for the benefit of the directors and officers (and former directors and officers) of the general partner of KPE. The indemnification and insurance provisions of the agreement terminated pursuant to its terms in the year ended December 31, 2016.

Exchange Agreement

We have entered into an exchange agreement with KKR Holdings, the entity through which certain of our employees, including Messrs. Kravis, Roberts, Fisher, Janetschek and Sorkin, hold their KKR Group Partnership Units, pursuant to which KKR Holdings or certain transferees of its KKR Group Partnership Units may, on a quarterly basis (subject to the terms of the exchange agreement), exchange KKR Group Partnership Units held by them (together with corresponding special voting units) for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. At the election of certain of our intermediate holding companies that are partners of the KKR Group Partnerships, the intermediate holding companies may settle exchanges of KKR Group Partnership Units with cash in an amount equal to the fair market value of the common units that would otherwise be deliverable in such exchanges. To the extent that KKR Group Partnership Units held by KKR Holdings or its transferees are exchanged for our common units, our interests in the KKR Group Partnerships will be correspondingly increased. Any common units received upon such exchange will be subject to any restrictions that were applicable to the exchanged KKR Group Partnership Units, including any applicable transfer restrictions. During the year ended December 31, 2016, 7,589,190 KKR Group Partnership Units were exchanged for our common units pursuant to this agreement.

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

As contemplated by the exchange agreement, a coordinated selling program has been established relating to sales of common units received pursuant to the exchanges by certain holders of KKR Holdings units. Pursuant to the program, sales generally take place quarterly, and management is permitted to establish an overall limit on such sales based upon the trading volume of our common units or any other factor that may be considered relevant.

Registration Rights Agreement

In connection with our NYSE listing, we entered into a registration rights agreement with KKR Holdings pursuant to which we granted KKR Holdings, its affiliates and transferees of its KKR Group Partnership Units the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our common units (and other securities convertible into or exchangeable or exercisable for our common units) held or acquired by them. Under the registration rights agreement, holders of registration rights will have the right to request us to register the common units received upon the exchange of their KKR Holdings units and the sale of such common units and also have the right to require us to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period. In addition, holders of registration rights will have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other holders of registration rights or initiated by us. On October 1, 2010, the registration statement we filed pursuant to this agreement was declared effective, and a post-effective amendment was declared effective on September 21, 2011. As of December 31, 2016, 353,757,398 common units remain unissued under that registration statement.

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

We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnerships, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon our principals' continued ownership of us and are required to be made within 90 days of the filing of the tax returns of our intermediate holding companies. For the year ended December 31, 2016 such payments made to our principals, none of whom included a member of the board of directors of our Managing Partner, were approximately $4.4 million. Such payments to KKR Holdings were $0.6 million and less than $0.1 million in the aggregate was paid to Messrs. Fisher, Janetschek and Sorkin as a group.

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

On March 17, 2016, in connection with the issuance of the Series A Preferred Units and on June 20, 2016, in connection with the issuance of the Series B Preferred Units, the limited partnership agreements of the KKR Group Partnerships were amended to provide for preferred units with economic terms designed to mirror those of the Series A Preferred Units and Series B Preferred Units.

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

Firm Use of Private Aircraft

Certain of our senior employees, including Messrs. Kravis and Roberts, own aircraft that we use for business purposes in the ordinary course of our operations. These senior employees paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. We incurred $5.1 million for the use of these aircraft during the year ended December 31, 2016, of which substantially all was paid to entities collectively controlled by Messrs. Kravis and Roberts.

Side-By-Side and Other Investments

Because fund investors typically are unwilling to invest their capital in a fund unless the fund's manager also invests its own capital in the fund's investments, our investment fund documents generally require the general partners of our investment funds to make minimum capital commitments to the funds. The amount of these commitments, which are negotiated by fund investors, generally range from 2% to 8% of a fund's total capital commitments at final closing, but may be greater for certain funds pursuing new strategies. When investments are made, the general partner contributes capital to the fund based on its fund commitment percentage and if applicable, acquires a capital interest in the investment that is not subject to a carried interest. Historically, these capital contributions have been funded with cash from operations that otherwise would be distributed to our employees.

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

In addition, our employees and certain other qualifying personnel are permitted to invest and have invested their own capital in our funds, side-by-side investments with our funds or the firm and the funds managed by our strategic partnerships with other fund managers. Side-by-side investments are investments generally made on the same terms and conditions as those available to the applicable fund or the firm and, they, together with their investments in our funds or the funds managed by our strategic partnerships with other funds managers, are not generally subject to management fees or a carried interest. The cash invested by our employees and certain other qualifying personnel and their investment vehicles aggregated to $328.3 million for the year ended December 31, 2016, of which $34.6 million, $25.9 million, $9.9 million, $3.1 million and $0.6 million was invested by Messrs. Kravis, Roberts, Fisher, Janetschek, and Sorkin and their investment vehicles, respectively. These investments are not included in the accompanying consolidated financial statements. In addition, our funds invested $8.8 million in 2016 from the commitments of certain investment vehicles associated with Mr. Hess. Such investments associated with Mr. Hess were made on the same terms and conditions as for other fund investors including management fees and/or a carried interest applicable to the relevant fund.

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

Each member of the board of directors, each an indemnitee has entered into an indemnification agreement with the Managing Partner and us. Each indemnification agreement provides that the indemnitee, subject to the limitations set forth in each indemnification agreement, shall be indemnified and held harmless by the Managing Partner on an after tax basis from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising from any and all threatened, pending or completed claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, and whether formal or informal and including appeals, in which the indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of being or having been or having agreed to serve as a member of the board of directors, or while serving as a member of the board of directors, being or having been serving or having agreed to serve at the request of the Managing Partner as a director, officer, employee or agent (which, for purposes hereof, shall include a trustee, partner or manager or similar capacity) of another corporation, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise, whether arising from acts or omissions to act occurring on, before or after the date of such indemnification agreement. Each indemnification agreement provides that the indemnitee shall not be indemnified and held harmless if there has been a final and non-appealable judgment entered by an arbitral tribunal or court of competent jurisdiction determining that, in respect of the matter for which the indemnitee is seeking indemnification pursuant to the indemnification agreement, the indemnitee acted in bad faith or engaged in fraud or willful misconduct.

Guarantee of Contingent Obligations to Fund Partners; Indemnification

The partnership documents governing KKR's carry—paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, real estate, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the KPE Transaction, as of December 31, 2016, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their December 31, 2016 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,204.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $98.9 million as of December 31, 2016. Using valuations as of December 31, 2016, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and principals who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

Facilities

Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior employees who are not executive officers of the Company, are partners in a real-estate based partnership that maintains an ownership interest in our Menlo Park location. Payments made from us to this partnership aggregated $7.4 million for the year ended December 31, 2016.

Confidentiality and Restrictive Covenant Agreements

Our employees have entered into confidentiality and restrictive covenant agreements that include prohibitions on our employees competing with us or soliciting clients or employees of our firm during a restricted period following their departure from the firm. For further information on these agreements, see "Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2016—Terms of Confidentiality and Restrictive Covenant Agreements."

Other Transactions with Related Persons

We have and may in the future continue to enter into ordinary course transactions with unaffiliated entities known to us to beneficially own more than 5% of any class of the outstanding voting securities of our partnership. These transactions may include investments by them in our funds generally on the same terms and conditions offered to other unaffiliated fund investors and participation in our capital markets transactions, including underwritings and syndications, generally on the same terms and conditions offered to other unaffiliated capital markets participants. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." In February 2016, after appraisals were conducted and with the approval of the conflicts committee of our board of directors, a company owned by Mr. Kravis purchased art from KKR for $537,900.

Statement of Policy Regarding Transactions with Related Persons

The board of directors of our Managing Partner adopted a written statement of policy for our partnership regarding transactions with related persons, which we refer to as our related person policy. Our related person policy requires that a "related person" (as defined as in Item 404(a) of Regulation S-K) must promptly disclose to our General Counsel or other designated person any "related person transaction" (defined as any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, including, without limitation, any loan, guarantee of indebtedness, transfer or lease of real estate, or use of company property) that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Those individuals will then communicate that information to the board of directors of our Managing Partner. No related person transaction will be consummated without the approval or ratification of a committee of the board consisting exclusively of disinterested directors; provided, however, the conflicts committee of our board of directors has pre-approved certain ordinary course transactions with persons known to us to beneficially own more than 5% of our outstanding common units on terms generally not less favorable as obtained from other third parties, including investments in our funds as limited partners and participation in capital markets transactions like underwritings and syndications, the renewal of pre-existing strategic relationships with an owner of more than 5% of our outstanding common units, the use of aircraft owned by our senior employees for business purposes, certain investments by eligible employees in side-by-side investments with our firm and funds managed by our strategic partnership with other fund managers, and certain pro rata cash contributions to the Group Partnerships for cash management purposes. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest. All transactions entered into prior to July 14, 2010 were not approved in accordance with this policy as they were entered into prior to the date of adoption of the policy. All side-by-side and other investments described in this section are pre-approved in accordance with the terms of the policy.

Director Independence

Please see "Directors, Executive Officers and Corporate Governance—Independence and Composition of Board of Directors" for information on director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited or their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2016 and 2015.

	For the Year Ended December 31, 2016
	KKR		Completed Transactions
	(in thousands)
Audit Fees	$22,068	(a)	$—
Audit-Related Fees	$6,854	(b)	$6,769	(d)
Tax Fees	$30,804	(c)	$5,478	(d)
All Other Fees	$—		$—

	For the Year Ended December 31, 2015
	KKR		Completed Transactions
	(in thousands)
Audit Fees	$20,241	(a)	$—
Audit-Related Fees	$7,157	(b)	$6,102	(d)
Tax Fees	$28,988	(c)	$4,619	(d)
All Other Fees	$—		$—

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

Our audit committee charter, which is available on our website at www.kkr.com under "Investor Center—Unitholder (KKR & Co. L.P.)—Corporate Governance—Audit", requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, Tax, and All Other categories above were approved by the audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this annual report.

1.         Financial Statements

See Item 8 above.

2.         Financial Statement Schedules:

See Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2016, 2015 and 2014 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

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

3.2	Third Amended and Restated Limited Partnership Agreement of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on June 20, 2016).

3.3	Certificate of Formation of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.3 of the Registration Statement).

3.4
Second Amended and Restated Limited Liability Company Agreement of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on May 6, 2016).

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

4.14	Form of 5.125% Senior Note due 2044 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on May 29, 2014).

4.15	Form of 6.75% Series A Preferred Unit Certificate (included in Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on March 17, 2016).

4.16	Form of 6.50% Series B Preferred Unit Certificate (included in Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on June 20, 2016).

4.17
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

10.1		Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P. dated October 1, 2009 (incorporated by reference to Exhibit 10.1 of the Registration Statement).

10.1.1
Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P., dated March 17, 2016 (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on March 17, 2016).

10.1.2
Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P., dated June 20, 2016 (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on June 20, 2016).

10.2		Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. dated October 1, 2009 (incorporated by reference to Exhibit 10.2 of the Registration Statement).

10.2.1
Amendment to Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. dated August 5, 2014 (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).

10.2.2
Amendment to Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P., dated March 17, 2016 (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on March 17, 2016).

10.2.3
Amendment to Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P., dated June 20, 2016 (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on June 20, 2016).

10.3
Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P., dated August 5, 2014 (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).

10.3.1
Amendment to Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P., dated March 17, 2016 (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Current Report on Form 8-K filed on March 17, 2016).

10.3.2
Amendment to Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P., dated June 20, 2016 (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Current Report on Form 8-K filed on June 20, 2016).

10.4
Registration Rights Agreement dated July 14, 2010, by and among KKR & Co. L.P., KKR Holdings L.P. and the persons from time to time party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.5	*	Form of KKR & Co. L.P. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement filed on June 3, 2010).

10.6	Tax Receivable Agreement (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.7	Amended and Restated Exchange Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on November 3, 2010).

10.8
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

10.9
Credit Agreement, dated as of October 22, 2014, among Kohlberg Kravis Roberts & Co. L.P., KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., the other borrowers from time to time party thereto, the guarantors from time to time party thereto, the lending institutions from time to time party thereto and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed October 24, 2014).

10.10
Amendment No. 1 to Credit Agreement, dated as of August 18, 2015 by and among Kohlberg Kravis Roberts & Co. L.P. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed November 5, 2015).

10.11	*	Form of Confidentiality and Restrictive Covenant Agreement (Founders) (incorporated by reference to Exhibit 10.10 of the Registration Statement).

10.12	*
Form of Indemnification Agreement by and among each member of the Board of Directors of KKR Management LLC, KKR Management LLC and KKR & Co. L.P. (incorporated by reference to Exhibit 10.4 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.13	*	Independent Director Compensation Program (incorporated by reference to Exhibit 10.15 of the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).

10.14	*	Form of Grant Certificate (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on May 5, 2011).

10.15	*
Form of Public Company Equity Unit Award Agreement of KKR & Co. L.P. (Directors) (incorporated by reference to Exhibit 10.1 of the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 3, 2012).

10.16	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (incorporated by reference to Exhibit 10.17 of the KKR & Co. L.P. Annual Report on Form 10-K filed on February 27, 2015).

10.17	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (incorporated by reference to Exhibit 10.19 of the KKR & Co. L.P. Annual Report on Form 10-K filed on February 26, 2016).

10.18	*	Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers).

10.19	*	Form of Grant Certificate (Executive Officers).

10.20
Development Agreement, dated as of October 28, 2015, by and between ERY Developer LLC and KKR HY LLC (incorporated by reference to Exhibit 10.23 of the KKR & Co. L.P. Annual Report on Form 10-K filed on February 26, 2016).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements.

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

SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Valuation Allowance for Deferred Tax Assets

(in thousands)

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Year Ended:

December 31, 2014	$—	$4,153	(1)	$—		$4,153
December 31, 2015	$4,153	$15,628	(1)	$—		$19,781
December 31, 2016	$19,781	$—		$10,013	(2)	$9,768

(1) Includes an increase in valuation allowance due to foreign tax credits, the benefit of which is not currently recognizable due to uncertainty regarding realization.
(2) Includes a decrease in the valuation allowance for foreign tax credits claimed as a deduction on the 2015 tax return.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 24, 2017
KKR & CO. L.P.

By: KKR Management LLC,
its General Partner

		Name:	William J. Janetschek
		Title:	Chief Financial Officer

        Pursuant to the requirements of the Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated below.

Signature	Title	Date

/s/ HENRY R. KRAVIS	Co-Chairman and Co-Chief Executive Officer
Henry R. Kravis	(principal executive officer) of KKR	February 24, 2017
Management LLC

/s/ GEORGE R. ROBERTS	Co-Chairman and Co-Chief Executive Officer
George R. Roberts	(principal executive officer) of KKR	February 24, 2017
Management LLC

/s/ DAVID C. DRUMMOND	Director of KKR Management LLC	February 24, 2017
David C. Drummond

/s/ JOSEPH A. GRUNDFEST	Director of KKR Management LLC	February 24, 2017
Joseph A. Grundfest

/s/ JOHN. B. HESS	Director of KKR Management LLC	February 24, 2017
John. B. Hess

/s/ PATRICK F. RUSSO	Director of KKR Management LLC	February 24, 2017
Patricia F. Russo

/s/ THOMAS M. SCHOEWE	Director of KKR Management LLC	February 24, 2017
Thomas M. Schoewe

/s/ ROBERT W. SCULLY	Director of KKR Management LLC	February 24, 2017
Robert W. Scully

/s/ WILLIAM J. JANETSCHEK	Chief Financial Officer (principal financial and accounting officer) of KKR Management LLC	February 24, 2017
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

3.2	Third Amended and Restated Limited Partnership Agreement of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on June 20, 2016).

3.3	Certificate of Formation of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.3 of the Registration Statement).

3.4
Second Amended and Restated Limited Liability Company Agreement of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on May 6, 2016).

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

4.14	Form of 5.125% Senior Note due 2044 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on May 29, 2014).

4.15	Form of 6.75% Series A Preferred Unit Certificate (included in Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on March 17, 2016).

4.16	Form of 6.50% Series B Preferred Unit Certificate (included in Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on June 20, 2016).

4.17
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

10.1		Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P. dated October 1, 2009 (incorporated by reference to Exhibit 10.1 of the Registration Statement).

10.1.1
Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P., dated March 17, 2016 (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on March 17, 2016).

10.1.2
Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P., dated June 20, 2016 (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on June 20, 2016).

10.2		Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. dated October 1, 2009 (incorporated by reference to Exhibit 10.2 of the Registration Statement).

10.2.1
Amendment to Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. dated August 5, 2014 (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).

10.2.2
Amendment to Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P., dated March 17, 2016 (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on March 17, 2016).

10.2.3
Amendment to Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P., dated June 20, 2016 (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on June 20, 2016).

10.3
Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P., dated August 5, 2014 (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).

10.3.1
Amendment to Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P., dated March 17, 2016 (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Current Report on Form 8-K filed on March 17, 2016).

10.3.2
Amendment to Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P., dated June 20, 2016 (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Current Report on Form 8-K filed on June 20, 2016).

10.4
Registration Rights Agreement dated July 14, 2010, by and among KKR & Co. L.P., KKR Holdings L.P. and the persons from time to time party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.5	*	Form of KKR & Co. L.P. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement filed on June 3, 2010).

10.6		Tax Receivable Agreement (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.7		Amended and Restated Exchange Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on November 3, 2010).

10.8
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

10.9
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

10.10
Amendment No. 1 to Credit Agreement, dated as of August 18, 2015 by and among Kohlberg Kravis Roberts & Co. L.P. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed November 5, 2015).

10.11	*	Form of Confidentiality and Restrictive Covenant Agreement (Founders) (incorporated by reference to Exhibit 10.10 of the Registration Statement).

10.12	*
Form of Indemnification Agreement by and among each member of the Board of Directors of KKR Management LLC, KKR Management LLC and KKR & Co. L.P. (incorporated by reference to Exhibit 10.4 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.13	*	Independent Director Compensation Program (incorporated by reference to Exhibit 10.15 of the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).

10.14	*	Form of Grant Certificate (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on May 5, 2011).

10.15	*
Form of Public Company Equity Unit Award Agreement of KKR & Co. L.P. (Directors) (incorporated by reference to Exhibit 10.1 of the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 3, 2012).

10.16	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (incorporated by reference to Exhibit 10.17 of the KKR & Co. L.P. Annual Report on Form 10-K filed on February 27, 2015).

10.17	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (incorporated by reference to Exhibit 10.19 of the KKR & Co. L.P. Annual Report on Form 10-K filed on February 26, 2016).

10.18	*	Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers).

10.19	*	Form of Grant Certificate (Executive Officers).

10.20
Development Agreement, dated as of October 28, 2015, by and between ERY Developer LLC and KKR HY LLC (incorporated by reference to Exhibit 10.23 of the KKR & Co. L.P. Annual Report on Form 10-K filed on February 26, 2016).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements.

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