Form 10-Q
period 2017-03-31
KKR & Co. L.P.
filed 2017-05-08
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2017, there were 461,797,801 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended March 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of distributions on common or preferred units of KKR, the timing, manner and volume of repurchases of common units pursuant to a repurchase program, the announced transaction to combine Prisma Capital Partners LP and certain of its affiliates ("KKR Prisma") and Pacific Alternative Asset Management Company, LLC and the expected synergies from the acquisitions or strategic partnerships, may constitute forward-looking statements. Forward looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the benefits and anticipated synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on February 24, 2017. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

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

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP, if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within "Condensed Consolidated Financial Statements (Unaudited)—Note 14. Segment Reporting" and later in this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Segment Operating and Performance Measures" and "— Segment Balance Sheet."

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

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
 (Amounts in Thousands, Except Unit Data)

	March 31, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$2,758,398	$2,508,902
Cash and Cash Equivalents Held at Consolidated Entities	1,599,897	1,624,758
Restricted Cash and Cash Equivalents	128,815	212,155
Investments	34,225,324	31,409,765
Due from Affiliates	323,335	250,452
Other Assets	2,599,943	2,996,865
Total Assets	$41,635,712	$39,002,897

Liabilities and Equity
Debt Obligations	$19,625,439	$18,544,075
Due to Affiliates	385,374	359,479
Accounts Payable, Accrued Expenses and Other Liabilities	3,337,101	2,981,260
Total Liabilities	23,347,914	21,884,814

Commitments and Contingencies

Redeemable Noncontrolling Interests	781,428	632,348

Equity
Series A Preferred Units (13,800,000 units issued and outstanding as of March 31, 2017 and December 31, 2016)	332,988	332,988
Series B Preferred Units (6,200,000 units issued and outstanding as of March 31, 2017 and December 31, 2016)	149,566	149,566
KKR & Co. L.P. Capital - Common Unitholders (455,570,965 and 452,380,335 common units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	5,755,354	5,457,279
Total KKR & Co. L.P. Partners' Capital	6,237,908	5,939,833
Noncontrolling Interests	11,268,462	10,545,902
Total Equity	17,506,370	16,485,735
Total Liabilities and Equity	$41,635,712	$39,002,897

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued) (UNAUDITED)
 (Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities (“VIEs”) as of March 31, 2017 and December 31, 2016. KKR's consolidated VIEs consist primarily of certain collateralized financing entities (“CFEs”) holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS”) and certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR’s general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR’s beneficial interest therein and any fees generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	March 31, 2017
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,223,262	$376,635	$1,599,897
Restricted Cash and Cash Equivalents	—	98,702	98,702
Investments	14,526,323	9,857,892	24,384,215
Due from Affiliates	—	5,323	5,323
Other Assets	353,463	395,831	749,294
Total Assets	$16,103,048	$10,734,383	$26,837,431

Liabilities
Debt Obligations	$14,283,962	$1,645,008	$15,928,970
Accounts Payable, Accrued Expenses and Other Liabilities	1,053,107	255,538	1,308,645
Total Liabilities	$15,337,069	$1,900,546	$17,237,615

	December 31, 2016
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,158,641	$466,117	$1,624,758
Restricted Cash and Cash Equivalents	86,777	95,105	181,882
Investments	13,950,897	8,979,341	22,930,238
Due from Affiliates	—	5,555	5,555
Other Assets	153,283	430,326	583,609
Total Assets	$15,349,598	$9,976,444	$25,326,042

Liabilities
Debt Obligations	$13,858,288	$1,612,799	$15,471,087
Accounts Payable, Accrued Expenses and Other Liabilities	722,714	316,121	1,038,835
Total Liabilities	$14,581,002	$1,928,920	$16,509,922

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Unit Data)

	Three Months Ended March 31,
	2017	2016
Revenues
Fees and Other	$715,952	$162,805

Expenses
Compensation and Benefits	402,963	125,489
Occupancy and Related Charges	14,851	16,566
General, Administrative and Other	122,200	166,268
Total Expenses	540,014	308,323

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	558,448	(735,223)
Dividend Income	9,924	63,213
Interest Income	280,980	230,476
Interest Expense	(186,854)	(171,394)
Total Investment Income (Loss)	662,498	(612,928)

Income (Loss) Before Taxes	838,436	(758,446)

Income Tax / (Benefit)	40,542	1,890

Net Income (Loss)	797,894	(760,336)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	20,933	(38)
Net Income (Loss) Attributable to Noncontrolling Interests	509,277	(430,359)
Net Income (Loss) Attributable to KKR & Co. L.P.	267,684	(329,939)

Net Income Attributable to Series A Preferred Unitholders	5,822	—
Net Income Attributable to Series B Preferred Unitholders	2,519	—

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$259,343	$(329,939)

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.57	$(0.73)
Diluted	$0.52	$(0.73)
Weighted Average Common Units Outstanding
Basic	453,695,846	450,262,143
Diluted	496,684,340	450,262,143

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2017	2016
Net Income (Loss)	$797,894	$(760,336)

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	16,576	8,434

Comprehensive Income (Loss)	814,470	(751,902)

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	20,933	(38)
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	520,109	(426,773)

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$273,428	$(325,091)

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
 (Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2016	457,834,875	$5,575,981	$(28,799)	$5,547,182	$—	$43,731,774	$49,278,956	$188,629
Net Income (Loss)		(329,939)		(329,939)		(430,359)	(760,298)	(38)
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			4,848	4,848		3,586	8,434
Deconsolidation of Funds				—		(34,190,890)	(34,190,890)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	2,513,530	29,633	(253)	29,380		(29,380)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		1,048	(137)	911			911
Equity Based Compensation		49,961		49,961		13,862	63,823
Unit Repurchases	(14,221,835)	(194,957)		(194,957)			(194,957)
Equity Issued in connection with Preferred Unit Offering				—	332,988		332,988
Capital Contributions				—		507,870	507,870	59,500
Capital Distributions		(72,033)		(72,033)		(297,241)	(369,274)	(17,329)
Balance at March 31, 2016	446,126,570	$5,059,694	$(24,341)	$5,035,353	$332,988	$9,309,222	$14,677,563	$230,762

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2017	452,380,335	$5,506,375	$(49,096)	$5,457,279	$332,988	$149,566	$10,545,902	$16,485,735	$632,348
Net Income (Loss)		259,343		259,343	5,822	2,519	509,277	776,961	20,933
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			5,744	5,744			10,832	16,576
Changes in Consolidation				—			(71,657)	(71,657)
Transfer of interests under common control (See Note 15)		12,269	(1,988)	10,281			(10,281)	—
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	3,190,630	43,564	(388)	43,176			(43,176)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units		1,802	167	1,969				1,969
Equity Based Compensation		49,943		49,943			61,093	111,036
Unit Repurchases				—				—
Capital Contributions				—			528,833	528,833	128,499
Capital Distributions		(72,381)		(72,381)	(5,822)	(2,519)	(262,361)	(343,083)	(352)
Balance at March 31, 2017	455,570,965	$5,800,915	$(45,561)	$5,755,354	$332,988	$149,566	$11,268,462	$17,506,370	$781,428

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net Income (Loss)	$797,894	$(760,336)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	111,036	63,823
Net Realized (Gains) Losses on Investments	(146,164)	43,283
Change in Unrealized (Gains) Losses on Investments	(412,284)	691,940
Carried Interest Allocated as a result of Changes in Fund Fair Value	(335,773)	116,956
Other Non-Cash Amounts	38,087	34,921
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	31,060	329,656
Change in Due from / to Affiliates	(48,964)	(78,798)
Change in Other Assets	539,623	114,332
Change in Accounts Payable, Accrued Expenses and Other Liabilities	310,776	(3,882)
Investments Purchased	(8,345,252)	(3,314,089)
Proceeds from Investments	6,341,592	2,023,404
Net Cash Provided (Used) by Operating Activities	(1,118,369)	(738,790)

Investing Activities
Change in Restricted Cash and Cash Equivalents	83,340	65,062
Purchase of Fixed Assets	(21,384)	(1,470)
Development of Oil and Natural Gas Properties	(177)	(957)
Net Cash Provided (Used) by Investing Activities	61,779	62,635

Financing Activities
Distributions to Partners	(72,381)	(72,033)
Distributions to Redeemable Noncontrolling Interests	(352)	(17,329)
Contributions from Redeemable Noncontrolling Interests	128,499	59,500
Distributions to Noncontrolling Interests	(262,361)	(297,241)
Contributions from Noncontrolling Interests	520,269	507,870
Issuance of Preferred Units (net of issuance costs)	—	332,988
Preferred Unit Distributions	(8,341)	—
Unit Repurchases	—	(194,957)
Proceeds from Debt Obligations	2,160,958	1,251,139
Repayment of Debt Obligations	(1,154,415)	(657,461)
Financing Costs Paid	(5,790)	(3,168)
Net Cash Provided (Used) by Financing Activities	1,306,086	909,308

Net Increase/(Decrease) in Cash and Cash Equivalents	249,496	233,153
Cash and Cash Equivalents, Beginning of Period	2,508,902	1,047,740
Cash and Cash Equivalents, End of Period	$2,758,398	$1,280,893

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$197,242	$164,818
Payments for Income Taxes	$9,687	$11,460
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$111,036	$63,823
Non-Cash Contributions from Noncontrolling Interests	$8,564	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$(78,860)	$(328,860)
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$1,969	$911

Changes in Consolidation
Cash and Cash Equivalents Held at Consolidated Entities	$(1,254)	$(355,702)
Restricted Cash and Cash Equivalents	$—	$(145,264)
Investments	$(70,403)	$(35,967,251)
Due From Affiliates	$—	$147,427
Other Assets	$—	$(622,001)
Debt Obligations	$—	$(2,813,305)
Due to Affiliates	$—	$330,270
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$(268,866)
Noncontrolling Interests	$(71,657)	$(34,190,890)

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of March 31, 2017, KKR & Co. L.P. held approximately 56.5% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 43.5% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues or repurchases KKR & Co. L.P. common units. The KKR Group Partnerships also have outstanding equity interests that provide for the carry pool and preferred units with economic terms that mirror the preferred units issued by KKR & Co. L.P.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of KKR & Co. L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the “financial statements”), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The December 31, 2016 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in KKR’s Annual Report on Form 10-K for the year ended December 31, 2016, which include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited consolidated financial statements included in KKR & Co. L.P.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of KKR’s investment management and capital markets companies, the general partners of certain unconsolidated investment funds, general partners of consolidated investment funds and their respective consolidated investment funds and certain other entities including CFEs. References in the accompanying financial statements to “principals” are to KKR’s senior employees and non‑employee operating consultants who hold interests in KKR’s business through KKR Holdings.
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

An entity in which KKR holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Limited partnerships and other similar entities where unaffiliated limited partners have not been granted (i) substantive participatory rights or (ii) substantive rights to either dissolve the partnership or remove the general partner (“kick-out rights”) are VIEs under condition (b) above. KKR’s investment funds that are not CFEs (i) are generally limited partnerships, (ii) generally provide KKR with operational discretion and control, and (iii) generally have fund investors with no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, and as such the limited partners do not hold kick-out rights. Accordingly, most of KKR’s investment funds are categorized as VIEs.

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

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2017	2016
Balance at the beginning of the period	$4,293,337	$4,347,153
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (1)	216,432	(271,575)
Other comprehensive income (loss), net of tax (2)	4,920	3,730
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (3)	(35,904)	(29,380)
Equity based compensation	61,093	10,606
Capital contributions	37	69
Capital distributions	(56,637)	(61,673)
Transfer of interests under common control (See Note 15)	7,919	—
Balance at the end of the period	$4,491,197	$3,998,930

(1)	Refer to the table below for calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(2)	Calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

(3)
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
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$797,894	$(760,336)
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	20,933	(38)
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	292,845	(158,784)
Less: Net income (loss) attributable to Series A and Series B Preferred Unitholders	8,341	—
Plus: Income tax / (benefit) attributable to KKR Management Holdings Corp.	19,160	(9,385)
Net income (loss) attributable to KKR & Co. L.P. Common Unitholders and KKR Holdings	$494,935	$(610,899)

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$216,432	$(271,575)

Investments

Investments consist primarily of private equity, real assets, credit, investments of consolidated CFEs, equity method, carried interest and other investments. Investments denominated in currencies other than the entity's functional currency are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4 “Investments.”

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

Fair Value Option
For certain investments and other financial instruments, KKR has elected the fair value option. Such election is irrevocable and is applied on a financial instrument by financial instrument basis at initial recognition. KKR has elected the fair value option for certain private equity, real assets, credit, investments of consolidated CFEs, equity method and other financial instruments not held through a consolidated investment fund with gains and losses recorded in net income. Accounting for these investments at fair value is consistent with how KKR accounts for its investments held through consolidated investment funds. Changes in the fair value of such instruments are recognized in Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Interest income on interest bearing credit securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest Income in the condensed consolidated statements of operations.

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

Financial Instruments held by Consolidated CFEs

KKR measures both the financial assets and financial liabilities of the consolidated CFEs in its financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities which results in KKR’s consolidated net income (loss) reflecting KKR’s own economic interests in the consolidated CFEs including (i) changes in the fair value of the beneficial interests retained by KKR and (ii) beneficial interests that represent compensation for services rendered.

For the consolidated CLO entities, KKR has determined that the fair value of the financial assets of the consolidated CLOs is more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are being measured at fair value and the financial liabilities are being measured as: (1) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs less (2) the sum of the fair value of any beneficial interests retained by KKR (other than those that represent compensation for services) and KKR’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by KKR).

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

Investments and financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

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

Level III Valuation Methodologies

Investments and financial instruments categorized as Level III consist primarily of the following:

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

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies principally on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged by KKR with respect to investments classified as Level III. The valuation firm either provides a valuation range from which KKR’s investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR’s valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted to their respective valuation sub-committees.

KKR has a global valuation committee comprised of senior employees including investment professionals and professionals from business operations functions, and includes KKR's Chief Financial Officer, General Counsel and Chief Compliance Officer. The global valuation committee is assisted by valuation sub-committees and investment professionals for each business strategy. All preliminary Level III valuations are reviewed and approved by the valuation sub-committees for private equity, real estate, energy and infrastructure, and credit, as applicable. When Level III valuations are required to be performed on hedge fund investments, a valuation sub-committee for hedge funds reviews these valuations. The valuation sub-committees are responsible for the review and approval of valuations in their respective business lines on a quarterly basis. The members of the valuation sub-committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments.

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

For the three months ended March 31, 2017 and 2016, respectively, fees and other consisted of the following:

	Three Months Ended March 31,
	2017	2016
Management Fees	$161,182	$156,330
Transaction Fees	243,658	97,268
Monitoring Fees	36,769	28,103
Fee Credits	(88,078)	(22,379)
Carried Interest	335,773	(116,956)
Incentive Fees	273	(2,008)
Oil and Gas Revenue	17,273	13,561
Consulting Fees	9,102	8,886
Total Fees and Other	$715,952	$162,805

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

Carried Interest

For certain investment fund structures, carried interest is allocated to the general partner based on cumulative fund performance to date, and where applicable, subject to a preferred return to limited partners. At the end of each reporting period, KKR calculates the carried interest that would be due to KKR for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (a) positive performance resulting in an increase in the carried interest allocated to the general partner or (b) negative performance that would cause the amount due to KKR to be less than the amount previously recognized as revenue, resulting in a negative adjustment to carried interest allocated to the general partner. In each case, it is necessary to calculate the carried interest on cumulative results compared to the carried interest recorded to date and make the required positive or negative adjustments. KKR ceases to record negative carried interest allocations once previously recognized carried interest allocations for a fund have been fully reversed. KKR is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative carried interest over the life of a fund. Accrued but unpaid carried interest as of the reporting date is reflected in Investments in the condensed consolidated statements of financial condition.
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

Carried interest is a capital allocation to the general partner based on fund performance, and where applicable, subject to a preferred return to limited partners. KKR has concluded that capital allocation-based carried interest represents income from equity method investments that is not in the scope of ASU 2014-09. Accordingly, in connection with the adoption of ASU 2014-09, KKR will account for such carried interest as a financial instrument under the equity method of accounting within the scope of ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”). In accordance with ASC 323, KKR will record equity method income (losses) based on the change in KKR’s proportionate claim on the net assets of the investment fund, including performance-based capital allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each investment fund's governing agreements. As carried interest and the related general partner investments are considered to be a single unit of account under KKR’s new accounting policy, the equity method income associated with the general partner interests will be combined with the associated carried interest and reported in a single line within the statement of operations. KKR expects to apply this change in accounting on a full retrospective basis. The pattern and amount of recognition under the new policy is not expected to differ materially from KKR’s existing recognition. As it pertains to incentive fees, KKR expects the recognition of incentive fees, which are a form of variable consideration, to be deferred until such fees are no longer subject to significant reversal, which is consistent with KKR’s existing recognition treatment. Additionally, KKR is currently in the process of implementing the new revenue guidance and is continuing to evaluate the effect this guidance will have on other revenue streams. KKR expects to adopt the new revenue recognition guidance effective January 1, 2018.

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

Investments

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. Additional transition disclosures are not required upon adoption. This guidance has been adopted as of January 1, 2017 and did not have a material impact on KKR's results of operations or financial condition.

Equity-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. KKR adopted ASU 2016-09 on January 1, 2017 and will apply prospective application. In connection with this adoption, the most significant impacts to KKR relate to the following: (i) with respect to the tax impact of equity based compensation charges, KKR has accounted for the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes as an income tax expense or benefit in the statement of operations, (ii) KKR has classified this difference with other income tax cash flows as an operating activity in the statement of cash flows and (iii) KKR has made an election to continue to estimate the number of equity compensation awards that are expected to vest, net of forfeitures, over the life of an equity award and not account for forfeitures as they occur.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which amends the guidance to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires the following: (i) restricted cash and restricted cash equivalents should be included in the cash and cash-equivalents balances in the statement of cash flows; (ii) changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows; (iii) a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents; and (iv) the nature of the restrictions must be disclosed for material restricted cash and restricted cash equivalents amounts. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented. KKR is currently evaluating the impact of this guidance on the financial statements.

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

Goodwill

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance simplifies the accounting for goodwill impairments by eliminating the second step from the goodwill impairment test. The ASU requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. The ASU also (i) clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment; and (ii) clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for fiscal periods beginning after December 15, 2019. Early adoption is allowed for entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017. KKR is currently evaluating the impact of this guidance on the financial statements.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This guidance amends the definition of a business and provides a threshold which must be considered to determine whether a transaction is an asset acquisition or a business combination. ASU 2017-01 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. KKR is currently evaluating the impact of this guidance on the financial statements.

Other Income

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). The ASU conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended). The effective date of the new guidance is aligned with the requirements in the new revenue standard, which is effective for annual and interim reporting periods beginning after December 15, 2017. The ASU allows an entity to use a full or modified retrospective adoption approach. KKR is currently evaluating the impact of this guidance on the financial statements.

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

The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$106,813	$3,288	$110,101	$(2,127)	$(212,361)	$(214,488)
Credit and Other (1)	(222,408)	448,246	225,838	(40,504)	(237,050)	(277,554)
Investments of Consolidated CFEs (1)	(1,103)	12,983	11,880	(36,989)	219,184	182,195
Real Assets (1)	3,060	6,798	9,858	12,355	(123,138)	(110,783)
Foreign Exchange Forward Contracts and Options (2)	9,986	(58,263)	(48,277)	17,761	(46,200)	(28,439)
Securities Sold Short (2)	246,787	42,270	289,057	15,159	(17,335)	(2,176)
Other Derivatives (2)	(5,760)	(4,847)	(10,607)	(16,513)	4,356	(12,157)
Debt Obligations and Other (3)	8,789	(38,191)	(29,402)	7,575	(279,396)	(271,821)
Net Gains (Losses) From Investment Activities	$146,164	$412,284	$558,448	$(43,283)	$(691,940)	$(735,223)

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."

4. INVESTMENTS

Investments consist of the following:

	March 31, 2017	December 31, 2016
Private Equity	$3,360,415	$2,915,667
Credit	5,931,557	4,847,936
Investments of Consolidated CFEs	14,526,323	13,950,897
Real Assets	2,045,587	1,807,128
Equity Method	2,830,603	2,728,995
Carried Interest	2,495,992	2,384,177
Other	3,034,847	2,774,965
Total Investments	$34,225,324	$31,409,765

As of March 31, 2017 and December 31, 2016, there were no investments which represented greater than 5% of total investments. In addition, as of March 31, 2017 and December 31, 2016, investments totaling $17.2 billion and $16.1 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 10 “Debt Obligations.” The majority of the securities underlying private equity investments represent equity securities.

Carried Interest

Carried interest allocated to the general partner in respect of performance of investment funds that are not consolidated were as follows:

Balance at December 31, 2016	$2,384,177
Carried Interest Allocated as a result of Changes in Fund Fair Value	335,773
Cash Proceeds Received	(223,958)
Balance at March 31, 2017	$2,495,992

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR's assets and liabilities by the fair value hierarchy. Carried Interest and Equity Method Investments for which the fair value option has not been elected have been excluded from the tables below.

Assets, at fair value:

	March 31, 2017
	Level I	Level II	Level III		Total
Private Equity	$1,266,597	$92,614	$2,001,204		$3,360,415
Credit	—	2,028,534	3,903,023		5,931,557
Investments of Consolidated CFEs	—	9,099,771	5,426,552		14,526,323
Real Assets	—	—	2,045,587		2,045,587
Equity Method	—	215,431	593,227		808,658
Other	1,179,786	48,680	1,806,381		3,034,847
Total	2,446,383	11,485,030	15,775,974		29,707,387

Foreign Exchange Contracts and Options	—	176,201	—		176,201
Other Derivatives	—	23,632	61,603	(1)	85,235
Total Assets	$2,446,383	$11,684,863	$15,837,577		$29,968,823

	December 31, 2016
	Level I	Level II	Level III	Total
Private Equity	$1,240,108	$116,000	$1,559,559	$2,915,667
Credit	—	1,557,575	3,290,361	4,847,936
Investments of Consolidated CFEs	—	8,544,677	5,406,220	13,950,897
Real Assets	—	—	1,807,128	1,807,128
Equity Method	—	220,896	570,522	791,418
Other	994,677	12,715	1,767,573	2,774,965
Total	2,234,785	10,451,863	14,401,363	27,088,011

Foreign Exchange Contracts and Options	—	240,627	—	240,627
Other Derivatives	—	81,593	—	81,593
Total Assets	$2,234,785	$10,774,083	$14,401,363	$27,410,231

(1)
Includes derivative assets that were valued using a third party valuation firm. The approach used to estimate the fair value of these derivative assets was generally the discounted cash flow method, which includes consideration of the current portfolio, projected portfolio construction, projected portfolio realizations, portfolio volatility (based on the volatility, correlation, and size of each underlying asset class), and the discounting of future cash flows to the reporting date.

Liabilities, at fair value:

	March 31, 2017
	Level I	Level II	Level III		Total
Securities Sold Short	$572,993	$—	$—		$572,993
Foreign Exchange Contracts and Options	—	69,503	—		69,503
Unfunded Revolver Commitments	—	9,201	—		9,201
Other Derivatives	—	36,366	56,000	(1)	92,366
Debt Obligations of Consolidated CFEs	—	8,970,392	5,313,570		14,283,962
Total Liabilities	$572,993	$9,085,462	$5,369,570		$15,028,025

	December 31, 2016
	Level I	Level II	Level III		Total
Securities Sold Short	$644,196	$3,038	$—		$647,234
Foreign Exchange Contracts and Options	—	75,218	—		75,218
Unfunded Revolver Commitments	—	9,023	—		9,023
Other Derivatives	—	44,015	56,000	(1)	100,015
Debt Obligations of Consolidated CFEs	—	8,563,547	5,294,741		13,858,288
Total Liabilities	$644,196	$8,694,841	$5,350,741		$14,689,778

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

The following tables summarize changes in investments and debt obligations reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31, 2017
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$1,559,559	$3,290,361	$5,406,220	$1,807,128	$570,522	$1,767,573	$14,401,363	$5,294,741
Transfers Out Due to Deconsolidation of Funds	—	(95,962)	—	—	—	—	(95,962)	—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	(1,496)	(1,496)	—
Asset Purchases / Debt Issuances	429,644	596,862	—	250,278	9,556	15,119	1,301,459	—
Sales / Paydowns	(22,629)	(168,858)	(8,940)	(21,677)	(12,678)	(8,128)	(242,910)	—
Settlements	—	(11,075)	—	—	—	—	(11,075)	(8,940)
Net Realized Gains (Losses)	—	(9,243)	—	3,060	—	(19,530)	(25,713)	—
Net Unrealized Gains (Losses)	34,630	280,039	29,272	6,798	25,827	52,843	429,409	27,769
Change in Other Comprehensive Income	—	20,899	—	—	—	—	20,899	—
Balance, End of Period	$2,001,204	$3,903,023	$5,426,552	$2,045,587	$593,227	$1,806,381	$15,775,974	$5,313,570

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$34,630	$280,039	$29,272	$6,798	$25,827	$52,843	$429,409	$27,769

	Three Months Ended March 31, 2016
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$18,903,538	$5,012,355	$—	$4,048,281	$891,606	$2,581,188	$31,436,968	$—
Transfers Out Due to Deconsolidation of Funds	(17,806,748)	(710,348)	—	(2,628,999)	—	(2,026,793)	(23,172,888)	—
Transfers In	—	2,447	4,343,829	—	—	—	4,346,276	4,272,081
Transfers Out	—	—	—	(55,781)	(311,270)	—	(367,051)	—
Asset Purchases / Debt Issuances	235,541	344,055	1,026,801	224,519	8,231	33,926	1,873,073	990,450
Sales / Paydowns	—	(286,104)	(7,278)	(58,619)	(57,560)	(55,528)	(465,089)	—
Settlements	—	1,247	—	—	—	—	1,247	(7,278)
Net Realized Gains (Losses)	—	11,391	—	13,602	(1,991)	(24,613)	(1,611)	—
Net Unrealized Gains (Losses)	(18,630)	(121,708)	187,130	(116,310)	(73,071)	(3,854)	(146,443)	191,905
Change in Other Comprehensive Income	—	3,241	—	—	—	—	3,241	—
Balance, End of Period	$1,313,701	$4,256,576	$5,550,482	$1,426,693	$455,945	$504,326	$13,507,723	$5,447,158

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$(18,630)	$(121,708)	$187,130	$(116,310)	$(73,071)	$(3,854)	$(146,443)	$191,905

Total realized and unrealized gains and losses recorded for Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations.

The following table summarizes the fair value transfers between fair value levels for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Assets, at fair value:
Transfers from Level II to Level III (1)	$—	$4,346,276
Transfers from Level III to Level II (2)	$—	$367,051
Transfers from Level III to Level I (3)	$1,496	$—

Liabilities, at fair value:
Transfers from Level II to Level III (4)	$—	$4,272,081

(1)
Transfers out of Level II into Level III are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)
Transfers out of Level III into Level II are principally attributable to certain investments that experienced a higher level of market activity during the period and thus were valued using observable inputs.

(3)	Transfers out of Level III into Level I are attributable to portfolio companies that are valued using their publicly traded market price.

(4)
Transfers out of Level II into Level III are principally attributable to debt obligations of CMBS vehicles due to an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments and debt obligations that are measured at fair value and categorized within Level III as of March 31, 2017:

	Fair Value March 31, 2017		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$2,001,204

Private Equity	$949,325		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.1%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	45.3%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	47.5%	12.5% - 100.0%	(5)
				Weight Ascribed to Transaction Price	7.2%	0.0% - 75.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	13.2x	6.4x - 23.2x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.0x	7.4x - 24.9x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.8%	8.1% - 14.3%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.5x	8.0x - 14.4x	Increase

Growth Equity	$1,051,879		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	14.0%	10.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	48.4%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	22.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Milestones	28.9%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	53.3%	30.0% - 80.0%	Increase
				Downside	23.2%	10.0% - 40.0%	Decrease
				Upside	23.5%	10.0% - 33.3%	Increase

Credit	$3,903,023		Yield Analysis	Yield	12.1%	5.1% - 35.1%	Decrease
				Net Leverage	7.3x	0.6x - 30.5x	Decrease
				EBITDA Multiple	14.9x	0.1x - 39.0x	Increase

Investments of Consolidated CFEs	$5,426,552	(9)
Debt Obligations of Consolidated CFEs	$5,313,570		Discounted cash flow	Yield	5.5%	1.9% - 27.1%	Decrease

Real Assets	$2,045,587	(10)

Energy	$1,067,845		Discounted cash flow	Weighted Average Cost of Capital	10.9%	8.8% - 17.6%	Decrease
				Average Price Per BOE (8)	$43.01	$35.68 - $48.46	Increase

Real Estate	$808,603		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	33.0%	0.0% - 75.0%	(7)
				Weight Ascribed to Discounted Cash Flow	67.0%	25.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	6.2%	4.2% - 12.0%	Decrease
			Discounted cash flow	Unlevered Discount Rate	9.3%	5.5% - 20.0%	Decrease

Other	$1,806,381		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.8%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	24.5%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	47.2%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	28.3%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.5x	0.1x - 21.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	10.0x	0.6x - 13.4x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	11.2%	5.9% - 17.9%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8.2x	4.5x - 9.0x	Increase

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

(8)
The total energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent, or BOE, is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 85% liquids and 15% natural gas.

(9)	KKR measures CMBS investments on the basis of the fair value of the financial liabilities of the CMBS vehicle. See Note 2 "Summary of Significant Accounting Policies."

(10)
Includes one Infrastructure investment for $169.1 million that was valued using a discounted cash flow analysis. The significant inputs used included the weighted average cost of capital 7.5% and the enterprise value/LTM EBITDA Exit Multiple 11.0x.

The table above excludes equity method investments in the amount of $593.2 million, comprised primarily of interests in real estate joint ventures, which were valued using Level III value methodologies which are generally the same as those shown for real estate investments.

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

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2017	December 31, 2016
Assets
Private Equity	$416,604	$96,721
Credit	2,008,481	1,392,525
Investments of Consolidated CFEs	14,526,323	13,950,897
Real Assets	281,547	247,376
Equity Method	808,658	791,418
Other	266,499	240,343
Total	$18,308,112	$16,719,280

Liabilities
Debt Obligations of Consolidated CFEs	$14,283,962	$13,858,288
Total	$14,283,962	$13,858,288
The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$—	$362	$362	$—	$(3,144)	$(3,144)
Credit	(239,098)	55,870	(183,228)	(5,196)	(45,641)	(50,837)
Investments of Consolidated CFEs	(1,103)	12,983	11,880	(36,989)	219,184	182,195
Real Assets	(216)	6,788	6,572	—	5,240	5,240
Equity Method	—	20,362	20,362	(1,991)	(93,293)	(95,284)
Other	(18,799)	17,281	(1,518)	(1,816)	(10,502)	(12,318)
Total	$(259,216)	$113,646	$(145,570)	$(45,992)	$71,844	$25,852

Liabilities
Debt Obligations of Consolidated CFEs	4,825	(11,058)	(6,233)	—	(267,456)	(267,456)
Total	$4,825	$(11,058)	$(6,233)	$—	$(267,456)	$(267,456)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three months ended March 31, 2017 and 2016, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended March 31,
	2017	2016
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$259,343	$(329,939)

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	453,695,846	450,262,143
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$0.57	$(0.73)

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	453,695,846	450,262,143
Weighted Average Unvested Common Units and Other Exchangeable Securities	42,988,494	—
Weighted Average Common Units Outstanding - Diluted	496,684,340	450,262,143
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$0.52	$(0.73)

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

	Three Months Ended March 31,
	2017	2016
Weighted Average KKR Holdings Units Outstanding	352,586,584	360,317,628

For the three months ended March 31, 2017 and 2016, KKR Holdings units have been excluded from the calculation of Net Income (Loss) attributable to KKR & Co. L.P. per common unit - diluted since the exchange of these units would not dilute KKR’s respective ownership interests in the KKR Group Partnerships.

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	March 31, 2017	December 31, 2016
Unsettled Investment Sales (1)	$325,187	$144,600
Receivables	174,204	49,279
Due from Broker (2)	389,183	1,084,602
Oil & Gas Assets, net (3)	270,624	276,694
Deferred Tax Assets, net	275,975	286,948
Interest Receivable	206,081	158,511
Fixed Assets, net (4)	300,646	283,262
Foreign Exchange Contracts and Options (5)	176,201	240,627
Intangible Assets, net (6)	128,952	135,024
Goodwill (6)	89,000	89,000
Derivative Assets	85,235	81,593
Deferred Transaction Related Expenses	28,684	17,688
Prepaid Taxes	46,718	46,996
Prepaid Expenses	18,011	17,761
Deferred Financing Costs	8,474	10,507
Other	76,768	73,773
Total	$2,599,943	$2,996,865

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization.

(4)
Net of accumulated depreciation and amortization of $145,852 and $141,911 as of March 31, 2017 and December 31, 2016, respectively. Depreciation and amortization expense of $4,197 and $3,916 for the three months ended March 31, 2017 and 2016, respectively, is included in General, Administrative and Other in the accompanying consolidated statements of operations.

(5)	Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments.

(6)	See Note 16 “Goodwill and Intangible Assets.”

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2017	December 31, 2016
Amounts Payable to Carry Pool (1)	$1,035,671	$987,994
Unsettled Investment Purchases (2)	1,060,496	722,076
Securities Sold Short (3)	572,993	647,234
Derivative Liabilities	92,366	100,015
Accrued Compensation and Benefits	99,709	20,764
Interest Payable	120,931	114,894
Foreign Exchange Contracts and Options (4)	69,503	75,218
Accounts Payable and Accrued Expenses	117,997	114,854
Deferred Rent	20,534	19,144
Taxes Payable	26,802	12,514
Redemptions Payable	589	4,021
Due to Broker (5)	36,729	83,206
Other Liabilities	82,781	79,326
Total	$3,337,101	$2,981,260

(1)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(3)
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

(4)	Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments.

(5)	Represents amounts owed for securities transactions initiated at clearing brokers.

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

Investments in Unconsolidated Investment Funds

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR’s maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest, which was approximately $3.8 billion at March 31, 2017. Accordingly, disaggregation of KKR’s involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of March 31, 2017, KKR's commitments to these unconsolidated investment funds was $2.7 billion. KKR has not provided any financial support other than its obligated amount as of March 31, 2017.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR’s investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the consolidated statements of financial condition. KKR earns management fees, including subordinated collateral management fees, for managing the collateral of the CLO vehicles. As of March 31, 2017, combined assets under management in the pools of unconsolidated CLO vehicles were $0.8 billion. KKR’s maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $1.0 million as of March 31, 2017. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

As of March 31, 2017 and December 31, 2016, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	March 31, 2017	December 31, 2016
Investments	$3,830,373	$3,632,162
Due from (to) Affiliates, net	(47,294)	(60,604)
Maximum Exposure to Loss	$3,783,079	$3,571,558

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

KKR’s borrowings consisted of the following:

	March 31, 2017				December 31, 2016
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	500,000	—	—		500,000	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (1)	—	497,950	562,475	(10)	—	497,804	562,960	(10)
KKR Issued 5.500% Notes Due 2043 (2)	—	491,242	521,560	(10)	—	491,158	502,800	(10)
KKR Issued 5.125% Notes Due 2044 (3)	—	990,101	990,320	(10)	—	990,009	955,240	(10)
KFN Issued 5.500% Notes Due 2032 (4)	—	367,845	367,845		—	—	—
KFN Issued 7.500% Notes Due 2042 (5)	—	122,908	117,576	(11)	—	123,008	116,699	(11)
KFN Issued Junior Subordinated Notes (6)	—	234,979	200,793		—	250,154	210,084
Other Consolidated Debt Obligations:
Fund Financing Facilities and Other (7)	1,929,633	2,636,452	2,636,452	(12)	2,039,532	2,333,654	2,333,654	(12)
CLO Senior Secured Notes (8)	—	8,692,761	8,692,761		—	8,279,812	8,279,812
CLO Subordinated Notes (8)	—	277,631	277,631		—	283,735	283,735
CMBS Debt Obligations (9)	—	5,313,570	5,313,570		—	5,294,741	5,294,741
	$3,429,633	$19,625,439	$19,680,983		$3,539,532	$18,544,075	$18,539,725

(1)
$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $1.3 million and $1.4 million as of March 31, 2017 and December 31, 2016, respectively.

(2)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $3.8 million and $3.9 million as of March 31, 2017 and December 31, 2016, respectively.

(3)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of i) unamortized note discount (net of premium) and ii) unamortized debt issuance costs of $8.6 million and $8.6 million as of March 31, 2017 and December 31, 2016, respectively.

(4)
KKR consolidates KFN and thus reports KFN’s outstanding $375 million aggregate principal amount of 5.500% senior unsecured notes due 2032. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $4.5 million as of March 31, 2017. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(5)
KKR consolidates KFN and thus reports KFN’s outstanding $115 million aggregate principal amount of 7.500% senior notes due 2042. Borrowing outstanding is presented net of unamortized note premium as of March 31, 2017 and December 31, 2016.

(6)
KKR consolidates KFN and thus reports KFN’s outstanding $264.8 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 3.5% and the weighted average years to maturity is 20.0 years as of March 31, 2017. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(7)
Certain of KKR’s consolidated investment funds have entered into financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners. The weighted average interest rate is 2.8% and 2.4% as of March 31, 2017 and December 31, 2016, respectively. In addition, the weighted average years to maturity is 3.6 years and 2.4 years as of March 31, 2017 and December 31, 2016, respectively.

(8)	CLO debt obligations are carried at fair value and are classified as Level II within the fair value hierarchy. See Note 5 “Fair Value Measurements.”

(9)	CMBS debt obligations are carried at fair value and are classified as Level III within the fair value hierarchy. See Note 5 “Fair Value Measurements.”

(10)	The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.

(11)	The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed. See Note 19 "Subsequent Events."

(12)	Carrying value approximates fair value given the fund financing facilities’ interest rates are variable.

Notes Issued

KFN Issued 5.500% Notes Due 2032

On March 30, 2017, KFN issued $375.0 million par amount of 5.500% Senior Unsecured Notes (“KFN 2032 Senior Unsecured Notes”) in a private placement, resulting in net proceeds to KFN of $368.6 million. Interest on the KFN 2032 Senior Unsecured Notes is payable semi-annually on March 30th and September 30th. The KFN 2032 Senior Unsecured Notes will mature on March 30, 2032. KFN may redeem the KFN 2032 Senior Unsecured Notes in whole, but not in part, at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest to, but excluding, the date of redemption on or after March 30, 2022 and annually thereafter, after providing notice to noteholders of such redemption not less than 30 and no more than 60 business days prior to such redemption date. At any time prior to March 30, 2022, KFN may redeem the KFN 2032 Senior Unsecured Notes in whole, but not in part, at a redemption price equal to (i) 100% of the outstanding principal amount, (ii) plus accrued and unpaid interest to, but excluding, the date of redemption, (iii) plus the excess, if any, of (a) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes (as if the Notes matured on March 30, 2022), discounted to the redemption date on a semi-annual basis (assuming a 360-day year of twelve 30-day months) at a rate equal to the sum of the applicable treasury rate plus 50 basis points, minus accrued and unpaid interest, if any, on the KFN 2032 Senior Unsecured Notes being redeemed to, but excluding, the redemption date over (b) the principal amount of the KFN 2032 Senior Unsecured Notes being redeemed.

Other Consolidated Debt Obligations

Debt Obligations of Consolidated CFEs

As of March 31, 2017, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$8,692,761	2.6%	10.9
Subordinated Notes of Consolidated CLOs	277,631	(1)	11.3
Debt Obligations of Consolidated CMBS Vehicles	5,313,570	4.4%	31.8
	$14,283,962

(1)
The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of March 31, 2017, the fair value of the consolidated CFE assets was $16.1 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

11. INCOME TAXES

The consolidated entities of KKR are generally treated as partnerships or disregarded entities for U.S. and non-U.S. tax purposes.  The taxes payable on the income generated by partnerships and disregarded entities are generally paid by the fund investors, unitholders, principals and other third parties who beneficially own such partnerships and disregarded entities and are generally not payable by KKR.  However, certain consolidated entities are or are treated as corporations for U.S. and non-U.S. tax purposes and are therefore subject to U.S. federal, state and/or local income taxes and/or non-U.S. taxes at the entity-level. In addition, certain consolidated entities which are treated as partnerships for U.S. tax purposes are subject to the New York City Unincorporated Business Tax or other local taxes.

The effective tax rates were 4.84% and (0.25)% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties, (ii) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain entities that are not subject to U.S. federal, state or local income taxes and/or non-U.S. taxes, and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three month period ended March 31, 2017, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

12. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
	2017	2016
Equity Incentive Plan Units	$49,943	$49,961
KKR Holdings Principal Awards	44,979	6,548
Other Exchangeable Securities	—	3,256
Discretionary Compensation	16,114	4,058
Total	$111,036	$63,823

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

Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. L.P. common units on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested units. Beginning with the financial results reported for the first quarter of 2017, KKR intends to make quarterly distributions to common unitholders of $0.17 per common unit per quarter or $0.68 per year. Therefore, for units granted on or after January 1, 2017, the discount for lack of participation rights in the expected distributions on unvested units is based on the $0.68 annual distribution. KKR has made equal quarterly distributions to holders of its common units of $0.16 per common unit per quarter or $0.64 per year in respect of financial results reported for the first quarter of 2016 through the fourth quarter of 2016. Accordingly, for units granted subsequent to December 31, 2015 but before January 1, 2017, the discount for the lack of participation rights in the expected distributions on unvested units was based on the $0.64 annual distribution. The discount range for awards granted prior to December 31, 2015 was based on management’s estimates of future distributions that the unvested equity awards would not be entitled to receive between the grant date and the vesting date which ranged from 8% to 56%.

Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 8% annually based upon expected turnover by class of recipient.

As of March 31, 2017, there was approximately $341.5 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2017	$126.7
2018	123.9
2019	70.8
2020	18.8
2021	1.3
Total	$341.5

A summary of the status of unvested awards granted under the Equity Incentive Plan from January 1, 2017 through March 31, 2017 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	37,498,333	$13.85
Granted	1,314,929	14.34
Vested	(91)	15.02
Forfeited	(282,598)	13.97
Balance, March 31, 2017	38,530,573	$13.87

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.3 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
April 1, 2017	8,284,291
October 1, 2017	3,691,353
April 1, 2018	10,292,257
October 1, 2018	3,093,771
April 1, 2019	6,988,171
October 1, 2019	1,643,236
April 1, 2020	3,663,683
October 1, 2020	365,351
April 1, 2021	508,460
38,530,573

KKR Holdings Awards

KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common units of KKR & Co. L.P. on a one-for one basis. As of March 31, 2017 and 2016, KKR Holdings owned approximately 43.5% or 350,909,471 and 44.6%, or 358,815,903 units respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested.

Because KKR Holdings is a partnership, all of the 350,909,471 KKR Holdings units have been legally allocated, but the allocation of 7,559,065 of these units has not been communicated to each respective principal and the final allocation and terms of vesting for these units are subject to change and the exercise of judgment by the general partner of KKR Holdings. It was therefore determined that the grant date and service inception date had not occurred and these units do not yet meet the criteria for recognition of compensation expense.

The fair value of awards granted out of KKR Holdings is generally based on the closing price of KKR & Co L.P. common units on the date of grant. KKR determined this to be the best evidence of fair value as a KKR & Co. L.P. common unit is traded in an active market and has an observable market price. Additionally, a KKR Holdings unit is an instrument with terms and conditions similar to those of a KKR & Co. L.P. common unit. Specifically, units in both KKR Holdings and KKR & Co. L.P. represent ownership interests in KKR Group Partnership Units and, subject to any vesting, minimum retained ownership requirements and transfer restrictions, each KKR Holdings unit is exchangeable into a KKR Group Partnership Unit and then into a KKR & Co. L.P. common unit on a one-for-one basis.

In February 2016, approximately 28.9 million KKR Holdings units were granted that were originally subject to market condition and service-based vesting that were subsequently modified in November 2016 to eliminate the market condition vesting and instead require only service-based vesting in equal annual installments over a five year period. At the date of modification, total future compensation expense amounted to $320.9 million, net of estimated forfeitures, to be recognized over the remaining vesting period of the modified awards.

The awards described above were granted from outstanding but previously unallocated units of KKR Holdings, and consequently these grants did not increase the number of KKR Holdings units outstanding or outstanding KKR common units on a fully-diluted basis. If and when vested, these awards will not dilute KKR's respective ownership interests in the KKR Group Partnerships.

KKR Holdings Awards give rise to equity-based compensation in the consolidated statements of operations based on the grant-date fair value of the award discounted for the lack of participation rights in the expected distributions on unvested units. Beginning with the financial results reported for the first quarter of 2017, KKR intends to make quarterly distributions to common unitholders of $0.17 per common unit per quarter or $0.68 per year. Therefore, for awards granted on or after January 1, 2017, the discount for lack of participation rights in the expected distributions on unvested units is based on the $0.68 annual distribution. KKR has made equal quarterly distributions to holders of its common units of $0.16 per common unit per quarter or $0.64 per year in respect of financial results reported for the first quarter of 2016 through the fourth quarter of 2016. Accordingly, for awards granted subsequent to December 31, 2015 but before January 1, 2017, the discount for the lack of participation rights in the expected distributions on unvested units was based on the $0.64 annual distribution.

Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 8% annually based on expected turnover by class of recipient.

As of March 31, 2017, there was approximately $263.6 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2017	61.5
2018	67.2
2019	61.0
2020	55.8
2021	18.1
Total	$263.6

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2017 through March 31, 2017 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	28,245,886	$12.10
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, March 31, 2017	28,245,886	$12.10

The weighted average remaining vesting period over which unvested awards are expected to vest is 2.0 years.

A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
April 1, 2017	768,939
May 1, 2017	5,200,000
October 1, 2017	111,293
April 1, 2018	824,999
May 1, 2018	5,200,000
April 1, 2019	349,143
May 1, 2019	5,200,000
April 1, 2020	191,512
May 1, 2020	5,200,000
May 1, 2021	5,200,000
28,245,886

Other Exchangeable Securities

As of October 1, 2016, all equity securities of a subsidiary of a KKR Group Partnership and of KKR & Co. L.P. both of which are exchangeable into common units of KKR & Co. L.P. on a one-for-one basis issued in connection with the acquisition of Avoca ("Other Exchangeable Securities") have either vested or forfeited, and there is no unrecognized expense associated with Other Exchangeable Securities as of March 31, 2017.

Discretionary Compensation

KKR employees and certain employees of certain consolidated entities are eligible to receive discretionary cash bonuses. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain principals are currently borne by KKR Holdings. These compensation charges are currently recorded based on the amount of cash expected to be paid by KKR Holdings.

13. RELATED PARTY TRANSACTIONS

Due from Affiliates consists of:

	March 31, 2017	December 31, 2016
Amounts due from portfolio companies	$108,303	$66,940
Amounts due from unconsolidated investment funds	207,390	170,219
Amounts due from related entities	7,642	13,293
Due from Affiliates	$323,335	$250,452

Due to Affiliates consists of:

	March 31, 2017	December 31, 2016
Amounts due to KKR Holdings in connection with the tax receivable agreement	$130,153	$128,091
Amounts due to unconsolidated investment funds	254,684	230,823
Amounts due to related entities	537	565
Due to Affiliates	$385,374	$359,479

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

Private Markets

Through KKR’s Private Markets segment, KKR manages and sponsors private equity funds and co-investment vehicles, which invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. KKR also manages and sponsors investment funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate, and growth equity investments.

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

KKR's Principal Activities segment uses its balance sheet assets to support KKR's investment management and capital markets businesses, including to make capital commitments as general partner to its funds, to seed new businesses or investments for new funds or to bridge capital selectively for its funds’ investments.

The Principal Activities segment also provides the required capital to fund the various commitments of KKR's Capital Markets business or to meet regulatory capital requirements.

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

The following tables present the financial data for KKR’s reportable segments:

	As of and for the Three Months Ended March 31, 2017
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$123,512	$84,772	$—	$—	$208,284
Monitoring Fees	13,220	—	—	—	13,220
Transaction Fees	117,882	4,056	121,097	—	243,035
Fee Credits	(85,650)	(3,367)	—	—	(89,017)
Total Management, Monitoring and Transaction Fees, Net	168,964	85,461	121,097	—	375,522

Performance Income (Loss)
Realized Incentive Fees	—	1,686	—	—	1,686
Realized Carried Interest	206,204	—	—	—	206,204
Unrealized Carried Interest	123,506	17,120	—	—	140,626
Total Performance Income (Loss)	329,710	18,806	—	—	348,516

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	79,451	79,451
Net Unrealized Gains (Losses)	—	—	—	204,036	204,036
Total Realized and Unrealized	—	—	—	283,487	283,487
Interest Income and Dividends	—	—	—	56,882	56,882
Interest Expense	—	—	—	(41,709)	(41,709)
Net Interest and Dividends	—	—	—	15,173	15,173
Total Investment Income (Loss)	—	—	—	298,660	298,660

Total Segment Revenues	498,674	104,267	121,097	298,660	1,022,698

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	60,008	19,784	22,561	37,082	139,435
Realized Performance Income Compensation	87,393	674	—	—	88,067
Unrealized Performance Income Compensation	50,366	6,848	—	—	57,214
Total Compensation and Benefits	197,767	27,306	22,561	37,082	284,716
Occupancy and Related Charges	8,107	1,856	664	3,742	14,369
Other Operating Expenses	26,887	8,338	5,328	12,945	53,498
Total Segment Expenses	232,761	37,500	28,553	53,769	352,583

Income (Loss) attributable to noncontrolling interests	—	—	1,584	—	1,584

Economic Net Income (Loss)	$265,913	$66,767	$90,960	$244,891	$668,531

Total Assets	$1,815,404	$1,191,199	$573,162	$10,758,695	$14,338,460

	As of and for the Three Months Ended March 31, 2016
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$117,798	$76,802	$—	$—	$194,600
Monitoring Fees	12,037	—	—	—	12,037
Transaction Fees	37,398	1,132	57,555	—	96,085
Fee Credits	(22,596)	(211)	—	—	(22,807)
Total Management, Monitoring and Transaction Fees, Net	144,637	77,723	57,555	—	279,915

Performance Income (Loss)
Realized Incentive Fees	—	1,593	—	—	1,593
Realized Carried Interest	93,450	3,838	—	—	97,288
Unrealized Carried Interest	(194,699)	(29,106)	—	—	(223,805)
Total Performance Income (Loss)	(101,249)	(23,675)	—	—	(124,924)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	(24,183)	(24,183)
Net Unrealized Gains (Losses)	—	—	—	(564,991)	(564,991)
Total Realized and Unrealized	—	—	—	(589,174)	(589,174)
Interest Income and Dividends	—	—	—	108,120	108,120
Interest Expense	—	—	—	(48,544)	(48,544)
Net Interest and Dividends	—	—	—	59,576	59,576
Total Investment Income (Loss)	—	—	—	(529,598)	(529,598)

Total Segment Revenues	43,388	54,048	57,555	(529,598)	(374,607)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	48,967	19,054	8,168	24,710	100,899
Realized Performance Income Compensation	37,380	2,172	—	—	39,552
Unrealized Performance Income Compensation	(75,000)	(11,642)	—	—	(86,642)
Total Compensation and Benefits	11,347	9,584	8,168	24,710	53,809
Occupancy and Related Charges	8,925	2,675	628	3,722	15,950
Other Operating Expenses	37,126	9,278	4,096	11,386	61,886
Total Segment Expenses	57,398	21,537	12,892	39,818	131,645

Income (Loss) attributable to noncontrolling interests	—	—	667	—	667

Economic Net Income (Loss)	$(14,010)	$32,511	$43,996	$(569,416)	$(506,919)

Total Assets	$1,738,931	$1,080,077	$306,996	$9,663,781	$12,789,785

The following tables reconcile KKR’s total reportable segments to the most directly comparable financial measures calculated and presented in accordance with GAAP:
Fees and Other

	Three Months Ended
	March 31, 2017	March 31, 2016
Total Segment Revenues	$1,022,698	$(374,607)
Management fees relating to consolidated funds and placement fees	(47,102)	(38,270)
Fee credits relating to consolidated funds	939	428
Net realized and unrealized carried interest - consolidated funds	(11,057)	9,561
Total investment income (loss)	(298,660)	529,598
Revenue earned by oil & gas producing entities	17,273	13,561
Reimbursable expenses	23,549	15,881
Other	8,312	6,653
Fees and Other	$715,952	$162,805

Expenses

	Three Months Ended
	March 31, 2017	March 31, 2016
Total Segment Expenses	$352,583	$131,645
Equity based compensation	111,036	63,823
Reimbursable expenses and placement fees	36,123	24,107
Operating expenses relating to consolidated funds, CFEs and other entities	13,430	43,671
Expenses incurred by oil & gas producing entities	11,177	17,826
Intangible amortization	6,366	17,393
Other	9,299	9,858
Total Expenses	$540,014	$308,323

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders

	Three Months Ended
	March 31, 2017	March 31, 2016
Economic net income (loss)	$668,531	$(506,919)
Income tax	(40,542)	(1,890)
Amortization of intangibles, placement fees and other, net (1)	(32,837)	(28,882)
Equity based compensation	(111,036)	(63,823)
Net income (loss) attributable to noncontrolling interests held by KKR Holdings	(216,432)	271,575
Preferred Unit Distributions	(8,341)	—
Net income (loss) Attributable to KKR & Co. L.P. Common Unitholders	$259,343	$(329,939)

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

Assets

	As of March 31,
	2017	2016
Total Segment Assets	$14,338,460	$12,789,785
Impact of Consolidation of Investment Vehicles and Other Entities (1)	25,963,256	20,236,392
Carry Pool Reclassification to Liabilities	1,035,671	1,113,450
Impact of KKR Management Holdings Corp.	298,325	288,956
Total Assets	$41,635,712	$34,428,583

(1) Includes accounting basis difference for oil & natural gas properties of $7,700 and $78,416 as of March 31, 2017 and 2016, respectively.

15. EQUITY

Reorganization of India Capital Markets and Corporate NBFC

On March 30, 2017, KKR completed a transaction in which KKR’s Indian capital markets and credit asset management business, KKR Capital Markets India Private Limited (“KCM India”), was combined with KKR’s corporate non-bank financial company, KKR India Financial Services Private Limited (the “Corporate NBFC”), to create KKR India Financial Investments Pte. Ltd. or “KIFL”.

Prior to the completion of this transaction, KKR owned all of KCM India and a controlling financial interest in the Corporate NBFC and as such, the results of both entities were consolidated in KKR’s financial statements with a noncontrolling interest reflecting a third party's interest in the Corporate NBFC. As of the date of the completion of this transaction, KKR owns 60% in the combined business and thus continues to consolidate KIFL.

Since both KCM India and the Corporate NBFC were under the common control of KKR both prior to and following this transaction, this transaction is accounted for as a transfer of interests under common control. As such, no new basis of accounting was established upon completion of this transaction and KKR carried forward the carrying amounts of assets and liabilities subsequent to the transaction. The difference between KKR’s carrying value before and after the transaction was treated as a reallocation of equity interests from noncontrolling interests to KKR equity and no gain or loss was recognized in the consolidated financial statements. This reallocation amounted to an increase to KKR’s equity of $10.3 million and to KKR Holdings of $7.9 million.

Unit Repurchase Program

Since October 27, 2015, KKR has authorized a total of $750.0 million to repurchase its common units, of which $459.0 million has been spent to repurchase 31.7 million common units as of April 21, 2017. Under this common unit repurchase program, common units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. See condensed consolidated statements of changes in equity for the amount of common units repurchased during the three months ended March 31, 2017 and 2016.

Distribution Policy

Under KKR's distribution policy for its common units, KKR intends to make equal quarterly distributions to holders of its common units in an amount of $0.17 per common unit per quarter. The declaration and payment of any distributions are subject to the discretion of the board of directors of the general partner of KKR and the terms of its limited partnership agreement. There can be no assurance that distributions will be made as intended or at all, that unitholders will receive sufficient distributions to satisfy payment of their tax liabilities as limited partners of KKR or that any particular distribution policy will be maintained.

16. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill from the acquisition of Prisma Capital Partners LP and its affiliates represents the excess of acquisition costs over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition of Prisma. As of March 31, 2017 and December 31, 2016, the carrying value of goodwill was $89.0 million. Goodwill is recorded in Other Assets in the consolidated statements of financial condition. The carrying values of goodwill allocated to the Public Markets and Principal Activities segments were $59.0 million and $30.0 million, respectively. All of the goodwill is currently expected to be deductible for tax purposes. See Note 8 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	March 31, 2017	December 31, 2016
Finite-Lived Intangible Assets	$252,013	$251,768
Accumulated Amortization	(123,061)	(116,744)
Intangible Assets, Net	$128,952	$135,024

Changes in Intangible Assets, Net consists of the following:

Three Months Ended
March 31, 2017
Balance, Beginning of Period	$135,024
Amortization Expense	(6,356)
Foreign Exchange	284
Balance, End of Period	$128,952

17. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s operating business or investment strategies. KKR is in compliance with its debt covenants in all material respects as of March 31, 2017.

Funding Commitments

As of March 31, 2017, KKR had unfunded commitments consisting of (i) $3,522.3 million to its active private equity and other investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities segment, and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets segment. As of March 31, 2017, these commitments amounted to $1,396.3 million and $1,027.8 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. In the case of purchases of investments or assets in our Principal Activities segment, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry-paying funds, including funds relating to private equity, infrastructure, energy, real estate, mezzanine, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of March 31, 2017, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their March 31, 2017 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,193.6 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, the principals' potential exposure has been reduced to $86.8 million as of March 31, 2017. Using valuations as of March 31, 2017, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and persons who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

Indemnifications and Other Guarantees

KKR may incur contingent liabilities for claims that may be made against it in the future. KKR enters into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of KKR’s investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KKR has made. In addition, KKR has also provided credit support to certain of its subsidiaries’ obligations in connection with a limited number of investment vehicles that KKR manages. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle’s derivative transactions, and KKR has also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of another investment vehicle. KKR also may become liable for certain fees payable to sellers of businesses or assets if a transaction does not close, subject to certain conditions, if any, specified in the acquisition agreements for such businesses or assets. KKR’s maximum exposure under these arrangements is currently unknown and KKR's liabilities for these matters would require a claim to be made against KKR in the future.

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

18. REGULATORY CAPITAL REQUIREMENTS

KKR has registered broker-dealer subsidiaries which are subject to the minimum net capital requirements of the SEC and the FINRA. Additionally, KKR entities based in London and Dublin are subject to the regulatory capital requirements of the U.K. Financial Conduct Authority and the Central Bank of Ireland, respectively. In addition, KKR has an entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, an entity based in Tokyo subject to the capital requirements of Financial Services Authority of Japan, and two entities based in Mumbai which are subject to capital requirements of the Reserve Bank of India or RBI and the Securities and Exchange Board of India or SEBI. All of these entities have continuously operated in excess of their respective minimum regulatory capital requirements.
 The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At March 31, 2017, approximately $148.4 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

19. SUBSEQUENT EVENTS

Common Unit Distribution

A distribution of $0.17 per KKR & Co. L.P. common unit was announced on April 27, 2017, and will be paid on May 23, 2017 to common unitholders of record as of the close of business on May 8, 2017. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Preferred Unit Distributions

A distribution of $0.421875 per Series A Preferred Unit has been declared as announced on April 27, 2017 and set aside for payment on June 15, 2017 to holders of record of Series A Preferred Units as of the close of business on June 1, 2017.

A distribution of $0.406250 per Series B Preferred Unit has been declared as announced on April 27, 2017 and set aside for payment on June 15, 2017 to holders of record of Series B Preferred Units as of the close of business on June 1, 2017.

KFN Redemption

On April 24, 2017, KFN redeemed all of its outstanding 7.500% Senior Notes due 2042 (the “KFN 2042 Notes”) for cash, in accordance with the optional redemption provisions provided in the documents governing the KFN 2042 Notes. As of March 31, 2017, there was $115 million aggregate principal amount of the KFN 2042 Notes outstanding. The redemption price was equal to 100% of the principal amount of the KFN 2042 Notes plus unpaid interest accrued thereon to, but excluding, the redemption date, in accordance with the terms of the KFN 2042 Notes.

Short Term Credit Agreement

On April 20, 2017 a subsidiary of KKR Capital Markets entered into a short term credit agreement with HSBC Bank USA and borrowed approximately $486 million. The loan is non-recourse to KKR beyond certain assets of the subsidiary of KKR Capital Markets and matures 75 days from issuance. As of May 3, 2017, approximately $157 million remained outstanding on such loan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. L.P., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017 (our "Annual Report"), including the audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors" in this report, our Annual Report and other quarterly reports. Actual results may differ materially from those contained in any forward looking statements.

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
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 290 private equity investments in portfolio companies with a total transaction value in excess of $545 billion as of March 31, 2017. We have grown our firm by expanding our geographical presence and building businesses in areas, such as credit, special situations, hedge funds, collateralized loan obligations (“CLOs”), capital markets, infrastructure, energy, real estate and growth equity. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. These efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants, senior advisors and other advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of March 31, 2017, approximately 76% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.

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

KFN Redemption

On April 24, 2017 KFN redeemed all of its outstanding 7.500% Senior Notes due 2042 (the “KFN 2042 Notes”) for cash, in accordance with the optional redemption provisions provided in the documents governing the KFN 2042 Notes.  As of March 31, 2017, there was $115 million aggregate principal amount of the KFN 2042 Notes outstanding. The redemption price was equal to 100% of the principal amount of the KFN 2042 Notes plus unpaid interest accrued thereon to, but excluding, the redemption date, in accordance with the terms of the KFN 2042 Notes.

KFN Issued 5.500% Notes Due 2032

On March 30, 2017, KFN issued $375.0 million par amount of 5.500% Senior Unsecured Notes (“KFN 2032 Senior Unsecured Notes”) in a private placement, resulting in net proceeds to KFN of $368.6 million. Interest on the KFN 2032 Senior Unsecured Notes is payable semi-annually on March 30th and September 30th. The KFN 2032 Senior Unsecured Notes will mature on March 30, 2032. KFN may redeem the KFN 2032 Senior Unsecured Notes in whole, but not in part, at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest to, but excluding, the date of redemption on or after March 30, 2022 and annually thereafter, after providing notice to noteholders of such redemption not less than 30 and no more than 60 business days prior to such redemption date. At any time prior to the March 30, 2022, KFN may redeem the KFN 2032 Senior Unsecured Notes in whole, but not in part, at a redemption price equal to (i) 100% of the outstanding principal amount, (ii) plus accrued and unpaid interest to, but excluding, the date of redemption, (iii) plus the excess, if any, of (a) the sum of the present values of the remaining scheduled payments of principal and interest on the KFN 2032 Senior Unsecured Notes (as if the Notes matured on the March 30, 2022), discounted to the redemption date on a semi-annual basis (assuming a 360-day year of twelve 30-day months) at a rate equal to the sum of the applicable treasury rate plus 50 basis points, minus accrued and unpaid interest, if any, on the KFN 2032 Senior Unsecured Notes being redeemed to, but excluding, the redemption date over (b) the principal amount of the KFN 2032 Senior Unsecured Notes being redeemed.

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and sponsor investment funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate, and growth equity investments. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of March 31, 2017, the segment had $80.2 billion of AUM and FPAUM of $56.7 billion, consisting of $43.5 billion in private equity and growth equity and $13.2 billion in real assets (including infrastructure, energy and real estate) and other strategies.

The table below presents information as of March 31, 2017 relating to our current private equity, growth equity and real asset funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after March 31, 2017.

	Investment Period (1)		Amount ($ in millions)
	Commencement Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Markets

Private Equity and Growth Equity
Asian Fund III (4)	4/2017	4/2023	$5,787.8	$5,787.8	8.6%	$—	$—	$—	$—
Americas Fund XII (4)	1/2017	1/2023	13,500.0	13,500.0	7.4%	—	—	—	—
Next Generation Technology Growth Fund (4)	3/2016	3/2021	658.9	568.2	22.5%	90.7	—	90.7	114.6
European Fund IV (4)	12/2014	12/2020	3,444.6	2,271.6	5.8%	1,181.8	—	1,181.8	1,268.2
Asian Fund II (4)	4/2013	4/2017	5,825.0	2,022.9	1.3%	4,687.2	948.1	3,778.5	6,032.0
North America Fund XI (4)	9/2012	1/2017	8,718.4	1,242.0	2.9%	8,790.8	3,549.7	6,527.5	10,203.6
China Growth Fund	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	442.9	764.3	962.6
E2 Investors (Annex Fund)	8/2009	11/2013	195.8	—	4.9%	195.8	195.7	18.1	1.8
European Fund III	3/2008	3/2014	6,113.6	786.3	4.7%	5,327.3	6,198.0	2,417.9	3,571.1
Asian Fund	7/2007	4/2013	3,983.3	—	2.5%	3,945.9	7,506.0	924.0	977.9
2006 Fund	9/2006	9/2012	17,642.2	337.7	2.1%	17,304.5	23,366.2	6,190.5	9,517.4
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,455.4	—	70.4
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	13,305.4	444.9	629.0
Total Private Equity and Growth Equity			78,630.4	26,516.5		54,284.8	63,967.4	22,338.2	33,348.6

Co-Investment Vehicles and Other (4)	Various	Various	8,300.1	3,214.5	Various	5,281.2	3,153.7	3,841.8	4,912.2

Total Private Equity and Growth Equity			86,930.5	29,731.0		59,566.0	67,121.1	26,180.0	38,260.8

Real Assets
Energy Income and Growth Fund	9/2013	9/2018	1,974.2	746.4	12.9%	1,253.9	222.5	1,080.4	1,016.1
Natural Resources Fund	Various	Various	887.4	2.8	Various	884.5	96.6	809.9	183.2
Global Energy Opportunities (4)	Various	Various	979.2	645.6	Various	373.0	58.8	258.9	266.8
Global Infrastructure Investors (4)	9/2011	10/2014	1,039.9	75.9	4.8%	994.9	656.3	649.5	858.1
Global Infrastructure Investors II (4)	10/2014	10/2020	3,025.8	1,805.5	4.1%	1,263.1	45.4	1,217.8	1,267.4
Real Estate Partners Americas (4)	5/2013	5/2017	1,229.1	668.6	16.3%	898.5	633.5	560.1	629.3
Real Estate Partners Europe (4)	9/2015	6/2020	691.7	569.3	9.1%	122.4	—	122.4	130.7
Co-Investment Vehicles and Other	Various	Various	1,829.6	687.7	Various	1,141.9	466.3	1,139.6	1,340.2

Real Assets			$11,656.9	$5,201.8		$6,932.2	$2,179.4	$5,838.6	$5,691.8

Unallocated Commitments			138.9	138.9	Various	—	—	—	—

Private Markets Total			$98,726.3	$35,071.7		$66,498.2	$69,300.5	$32,018.6	$43,952.6

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on March 31, 2017, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, with the limited partners’ investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

(4)	The “Invested” and “Realized” columns include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.

The tables below present information as of March 31, 2017 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments that have been disposed of or have otherwise generated disposition proceeds or current income including dividends that have been distributed by the relevant fund. This data does not reflect additional capital raised since March 31, 2017 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Multiple of Invested Capital (5)
($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	13,305.4	629.0	13,934.4	22.0%	16.0%	2.3
European Fund II (2005) (2)	5,750.8	5,750.8	8,455.4	70.4	8,525.8	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,304.5	23,366.2	9,517.4	32,883.6	11.4%	8.8%	1.9
Asian Fund (2007)	3,983.3	3,945.9	7,506.0	977.9	8,483.9	18.9%	13.7%	2.2
European Fund III (2008) (2)	6,113.6	5,327.3	6,198.0	3,571.1	9,769.1	16.0%	10.7%	1.8
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	195.7	1.8	197.5	0.3%	(0.5)%	1.0
China Growth Fund (2010)	1,010.0	1,010.0	442.9	962.6	1,405.5	13.9%	7.8%	1.4
Natural Resources Fund (2010)	887.4	884.5	96.6	183.2	279.8	(32.8)%	(35.4)%	0.3
Global Infrastructure Investors (2011) (2)	1,039.9	994.9	656.3	858.1	1,514.4	13.8%	11.8%	1.5
North America Fund XI (2012)	8,718.4	8,790.8	3,549.7	10,203.6	13,753.3	25.2%	19.3%	1.6
Asian Fund II (2013)	5,825.0	4,687.2	948.1	6,032.0	6,980.1	29.1%	20.6%	1.5
Real Estate Partners Americas (2013)	1,229.1	898.5	633.5	629.3	1,262.8	21.8%	16.1%	1.4
Energy Income and Growth Fund (2013)	1,974.2	1,253.9	222.5	1,016.1	1,238.6	(0.8)%	(3.9)%	1.0
Global Infrastructure Investors II (2014) (2)	3,025.8	1,263.1	45.4	1,267.4	1,312.8	4.9%	1.5%	1.0
European Fund IV (2015) (2)	3,444.6	1,181.8	—	1,268.2	1,268.2	6.6%	0.5%	1.1
Real Estate Partners Europe (2015) (2) (3)	691.7	122.4	—	130.7	130.7	—	—	—
Next Generation Technology Growth Fund (2016) (3)	658.9	90.7	—	114.6	114.6	—	—	—
Americas Fund XII (2017) (3)	13,500.0	—	—	—	—	—	—	—
Asian Fund III (2017) (3)	5,787.8	—	—	—	—	—	—	—
Subtotal - Included Funds	90,563.9	62,787.5	74,379.4	37,433.4	111,812.8	15.4%	11.3%	1.8

All Funds	$107,038.4	$79,262.0	$124,648.7	$37,433.4	$162,082.1	25.6%	18.8%	2.0

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Multiple of Invested Capital (5)
($ in millions)
Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	2.8
Millennium Fund (2002)	6,000.0	5,599.4	13,305.4	510.1	13,815.5	2.5
European Fund II (2005) (2)	5,750.8	5,245.4	8,455.4	70.4	8,525.8	1.6
2006 Fund (2006)	17,642.2	12,615.1	23,366.2	5,033.2	28,399.4	2.3
Asian Fund (2007)	3,983.3	3,267.2	7,506.0	421.9	7,927.9	2.4
European Fund III (2008) (2)	6,113.6	3,351.1	6,198.0	1,220.7	7,418.7	2.2
E2 Investors (Annex Fund) (2009) (2)	195.8	94.8	195.7	—	195.7	2.1
China Growth Fund (2010)	1,010.0	427.5	442.9	267.4	710.3	1.7
Natural Resources Fund (2010)	887.4	884.6	96.6	183.0	279.6	0.3
Global Infrastructure Investors (2011) (2)	1,039.9	974.6	656.3	782.6	1,438.9	1.5
North America Fund XI (2012)	8,718.4	4,213.5	3,549.7	4,889.6	8,439.3	2.0
Asian Fund II (2013)	5,825.0	2,194.9	948.1	3,320.4	4,268.5	1.9
Real Estate Partners Americas (2013)	1,229.1	688.5	633.5	389.9	1,023.4	1.5
Energy Income and Growth Fund (2013)	1,974.2	1,253.9	222.5	1,016.1	1,238.6	1.0
Global Infrastructure Investors II (2014) (2)	3,025.8	501.7	45.4	490.0	535.4	1.1
European Fund IV (2015) (2)	3,444.6	—	—	—	—	—
Real Estate Partners Europe (2015) (2) (3) (4)	691.7	—	—	—	—	—
Next Generation Technology Growth Fund (2016) (3) (4)	658.9	—	—	—	—	—
Americas Fund XII (2017) (3) (4)	13,500.0	—	—	—	—	—
Asian Fund III (2017) (3) (4)	5,787.8	—	—	—	—	—
Subtotal - Included Funds	90,563.9	44,397.6	74,379.4	18,595.3	92,974.7	2.1

All Realized/Partially Realized Investments	$107,038.4	$60,872.1	$124,648.7	$18,595.3	$143,244.0	2.4

(1)	These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, European Fund II, European Fund III, E2 Investors (Annex Fund), European Fund IV, Global Infrastructure Investors, Global Infrastructure Investors II and Real Estate Partners Europe include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million, €55.5 million, €1,626.1 million, €30.0 million, €243.8 million and €276.6 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on March 31, 2017 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to March 31, 2017. None of the Real Estate Partners Europe, Next Generation Technology Growth Fund, Americas Fund XII or Asian Fund III has invested for at least 24 months as of March 31, 2017. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)
An investment is considered partially realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that made their first investment more recently than 24 months prior to March 31, 2017. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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
As of March 31, 2017, this segment had $57.4 billion of AUM, comprised of $20.2 billion of assets managed in our leveraged credit strategies, $7.3 billion of assets managed in our special situations strategy, $8.9 billion of assets managed in our private credit strategies, $20.0 billion of assets managed through our hedge fund business and $1.0 billion of assets managed in other strategies. Our private credit strategies include $2.4 billion of assets managed in our private opportunistic credit strategy, $5.9 billion of assets managed in our direct lending strategy and $0.6 billion of assets managed in our revolving credit strategy.
Credit
Performance
We generally review our performance in our credit business by investment strategy. Our leveraged credit strategies principally invest in leveraged loans and high yield bonds, or a combination of both. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to March 31, 2017. Past performance is no guarantee of future results.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	8.50%	7.85%	65% S&P/ LSTA, 35% BoAML HY Master II Index (2)	6.53%
Opportunistic Credit (3)	May 2008	13.30%	11.22%	BoAML HY Master II Index (3)	8.21%
Bank Loans	Apr 2011	5.62%	4.99%	S&P/ LSTA Loan Index (4)	4.29%
High Yield	Apr 2011	7.00%	6.41%	BoAML HY Master II Index (5)	6.64%
Bank Loans Conservative	Apr 2011	4.90%	4.28%	S&P/ LSTA BB-B Loan Index (6)	4.29%
European Leveraged Loans (7)	Sep 2009	5.75%	5.22%	CS Inst West European Leveraged Loan Index (8)	4.96%
High Yield Conservative	Apr 2011	6.44%	5.87%	BoAML HY BB-B Constrained	6.53%
European Credit Opportunities (7)	Sept 2007	5.80%	4.89%	S&P LSTA European Leveraged Loans (All Loans)	4.43%

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

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to March 31, 2017. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. Past performance is no guarantee of future results.

Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Special Situations Fund	Dec-12	$2,274.3	$2,165.2	$542.2	$2,194.9	$2,737.1	9.5%	7.6%	1.3
Special Situations Fund II	Dec-14	3,195.4	922.4	—	868.3	868.3	(4.1)%	(7.4)%	0.9
Mezzanine Partners	Mar-10	1,022.8	913.9	782.9	453.2	1,236.1	11.9%	8.0%	1.4
Private Credit Opportunities Partners II	Dec-15	548.1	—	—	14.7	14.7	N/A	N/A	N/A
Lending Partners	Dec-11	460.2	405.3	260.0	255.2	515.2	8.2%	6.8%	1.3
Lending Partners II	Jun-14	1,335.9	867.1	163.9	946.3	1,110.2	17.5%	14.9%	1.3
Lending Partners Europe	Mar-15	847.6	244.9	21.7	270.9	292.6	32.9%	23.1%	1.2
Revolving Credit Partners	May-15	510.0	—	16.1	(11.1)	5.0	N/A	N/A	N/A
All Funds		$10,194.3	$5,518.8	$1,786.8	$4,992.4	$6,779.2

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

For the period beginning in June 2004 through March 31, 2017, our hedge fund-of-funds low volatility strategy, which consists of the majority of our hedge fund-of-funds AUM and FPAUM, generated a gross annualized return of 6.4%. Within our hedge funds business, as of March 31, 2017, KKR Prisma managed $9.6 billion of AUM and our strategic partnerships with other hedge fund managers accounted for $10.4 billion of AUM.

Public Markets Vehicle Structures
The table below presents information as of March 31, 2017, based on the investment funds, vehicles or accounts offered by our Public Markets segment.  Our funds, vehicles and accounts have been sorted based upon their primary investment strategies.  However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which is permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$9,522	$8,890	0.35%-1.50%	Various (1)	Various (1)	Subject to redemptions
CLO’s	9,355	9,355	0.40%-0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	18,877	18,245

Alternative Credit: (3)
Special Situations	8,246	4,703	0.90%-1.75% (4)	10.00-20.00%	8.00-12.00%	8-15 Years (2)
Private Credit	6,036	3,669	0.50%-1.50%	10.00-20.00%	5.00-8.00%	8-15 Years (2)
Total Alternative Credit	14,282	8,372

Hedge Funds (5)	20,011	19,598	0.50%-2.00%	Various (1)	Various (1)	Subject to redemptions
Business Development Companies (6)	4,249	4,249	1.00%	10.00%	7.00%	7 years
Total	$57,419	$50,464

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

(6)
Consists of Corporate Capital Trust (CCT) and Corporate Capital Trust II, which are BDCs sub-advised by KKR. These vehicles invest in both leveraged credit and private credit strategies. On April 6, 2017, CCT filed a preliminary proxy statement with the SEC to call a meeting of CCT shareholders to vote, among other things, on a proposal for KKR Credit Advisors (US) LLC to become CCT’s sole investment adviser subject to the listing of CCT’s shares on a national securities exchange.

Capital Markets

Our capital markets business supports our firm, our portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings and providing other types of capital markets services. When we underwrite an offering of securities or a loan on a firm commitment basis, we commit to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When we act in an agency capacity or best efforts basis, we generate revenue for arranging financing or placing securities or debt with capital markets investors. We may also provide issuers with capital markets advice on security selection, access to markets, marketing considerations, securities pricing, and other aspects of capital markets transactions in exchange for a fee. When we are sole arrangers of a credit facility, we generally advance amounts to the borrower on behalf of other lenders, for which such lenders are expected to repay us promptly. KKR Capital Markets LLC is an SEC-registered broker-dealer and a FINRA member, and we are also registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East.

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

The chart below presents the holdings of our Principal Activities segment by asset class as of March 31, 2017.

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

Business Environment

Market Conditions
Global Economic Conditions. As a global investment firm, we are affected by financial and economic conditions globally. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting the values of the investments we make, our ability to exit these investments profitably and our ability to make new investments. Financial and economic conditions in the United States and the European Union are significant contributors to the global economy. According to Bureau of Economic Analysis as of March 31, 2017, real GDP in the United States increased at a seasonally adjusted annualized rate of 0.7% for the quarter ended March 31, 2017 compared to 2.1% for the quarter ended December 31, 2016. According to the Bureau of Labor Statistics, the U.S. unemployment rate was 4.5% as of March 31, 2017, down from 4.7% as of December 31, 2016. For the quarter ended March 31, 2017, Bloomberg estimates suggest that Euro Area real GDP growth was 0.4% on a quarter over quarter basis, compared to actual quarter over quarter growth of 0.5% as of December 31, 2016. Euro Area core inflation was 0.7% on a year over year basis as of March 31, 2017, compared to 0.9% as of December 31, 2016. Following the June 2016 referendum held in the United Kingdom in which voters approved an exit from the European Union, commonly referred to as “Brexit,” the United Kingdom triggered Article 50 to formally begin the exit process. Continuing controversy and uncertainty surrounding key issues such as immigration, austerity, and globalization and risk of countries exiting the European Union could impair economic growth in the region and lead to financial market volatility. These and other key issues could have adverse repercussions across financial markets, which could adversely affect the valuations of our investments. In addition, on a quarter over quarter, seasonally adjusted basis, China’s National Bureau of Statistics indicated that real GDP grew 1.3% in the quarter ended March 31, 2017, less than the 1.7% reported for the quarter ended December 31, 2016. A slowdown in China's growth could adversely impact the valuations of our investments in China and could also adversely impact the global economy, particularly other emerging markets. For a further discussion of how market conditions may affect our businesses, see “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition” in our Annual Report on Form 10-K.

Global Equity and Credit Markets. Global equity and credit markets have a substantial effect on our financial condition and results of operations. In general, a climate of reasonable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns, which also impacts our ability to generate incentive fees and carried interest. Periods of volatility and dislocation in the capital markets present substantial risks, but also can present us with opportunities to invest at reduced valuations that position us for future growth and investment returns.

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended March 31, 2017, global equity markets were positive, with the S&P 500 Index up 6.1% and the MSCI World Index up 6.5% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, ended at 12.4 as of March 31, 2017 decreasing from 14.0 as of December 31, 2016. For a further discussion of our valuation methods, see “Risk Factors-Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” in our Annual Report on Form 10-K and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.

Many of our investments are also in credit instruments, and our funds and their portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies used to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightened credit spreads are generally expected to lead to an increase in the value of these investments, if not offset by hedging or other factors. During the quarter ended March 31, 2017, US Investment Grade corporate bond spreads (BofAML US Corporate Index) tightened by 6 basis points and US High-Yield corporate bond spreads (BofAML HY Master II Index) tightened by 30 basis points. For a further discussion of how market conditions may affect our businesses, see “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations" in our Annual Report on Form 10-K.

The sub-investment grade credit indices rose during the quarter ended March 31, 2017, with the S&P/LSTA Leveraged Loan Index up 1.1% and the BoAML HY Master II Index up 2.7%. For the quarter ended March 31, 2017, 10-year government bond yields fell 6 basis points in the United States, rose 25 basis points in China, rose 2 basis points in Japan and rose 12 basis points in Germany. For further discussion of the impact of global credit markets on our financial condition and results of operations, see “Risk Factors - Risks Related to the Assets We Manage -Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income,” “- Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” and “- Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report on Form 10-K and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.

Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments, which deal in cross‑border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non‑U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect.  Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the U.S., while a depreciating U.S. dollar would be expected to have the opposite effect. For the quarter ended March 31, 2017, the euro rose 1.3%, the China renminbi rose 1.0%, and the British pound rose 1.7% respectively, relative to the U.S. dollar. See “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition” in our Annual Report on Form 10-K. In China, the continued potential for greater depreciation of China's currency, the yuan, remains a large source of uncertainty. For additional information regarding our foreign exchange rate risk, see “-Quantitative and Qualitative Disclosure About Market Risk - Exchange Rate Risk” in our Annual Report on Form 10-K.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments and certain of our Public Markets strategies and products, including direct lending, special situations and CLOs, have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended March 31, 2017, the long-term price of WTI crude decreased approximately 8%, while the long-term price of natural gas was relatively stable. The long-term price of WTI crude oil declined from approximately $56 per barrel to $51 per barrel, and the long-term price of natural gas decreased from approximately $2.87 per mcf to $2.84 per mcf as of December 31, 2016 and March 31, 2017, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted. In addition, because we hold certain energy assets on our balance sheet, which had a fair value of $0.6 billion as of March 31, 2017, these price movements would have an amplified impact on our financial results, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies-Real Asset Investments” in this report and “Risk Factors - Risks Related to the Assets We Manage - Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report on Form 10-K.

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

Expenses

Compensation and Benefits

Compensation and benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity-based compensation consisting of charges associated with the vesting of equity-based awards, carry pool allocations and other performance-based income compensation. All employees and employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain employees are currently borne by KKR Holdings. These bonuses have historically been funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because employees are not entitled to receive distributions on units that are unvested, any amounts allocated to employees in excess of an employee's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are currently recorded based on the amount of cash expected to be paid by KKR Holdings. Because KKR makes only fixed quarterly distributions, the distributions made on KKR Group Partnership Units underlying any unvested KKR Holdings units are generally insufficient to fund annual cash bonus compensation to the same extent as in periods prior to the fourth quarter of 2015. In addition, substantially all units in KKR Holdings have been allocated and will vest over a 5 year period, thus decreasing the amount of distributions received by KKR Holdings that are available for annual cash bonus compensation. We, therefore, expect to pay an increasing portion and eventually all of the cash bonus payments currently borne by KKR Holdings from other sources, including cash from our operations, the carry pool and other performance-based income compensation as described below. See "Risks Related to Our Business - If we cannot retain and motivate our principals and other key personnel and recruit, retain and motivate new principals and other key personnel, our business, results and financial condition could be adversely affected" in our Annual Report on Form 10-K regarding the adequacy of such distributions to fund future discretionary cash bonuses.

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

Interest Expense

Interest expense is incurred from debt issued by KKR, including debt issued by KFN which was consolidated upon completion of the acquisition of KFN, credit facilities entered into by KKR, debt securities issued by consolidated CFEs and financing arrangements at our consolidated funds entered into primarily with the objective of managing cash flow. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CFEs are supported solely by the investments held at the CFE and are not collateralized by assets of any other KKR entity. Our obligations under financing arrangements at our consolidated funds are generally limited to our pro-rata equity interest in such funds. However, in some circumstances, we may provide limited guarantees of the obligations of our general partners in an amount equal to its pro rata equity interest in such funds. We also may provide other kinds of guarantees. See "—Liquidity".

Income Taxes

The KKR Group Partnerships and certain of their subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities, in some cases, are subject to New York City unincorporated business taxes, or non-U.S. income taxes. Furthermore, we hold our interest in one of the KKR Group Partnerships through KKR Management Holdings Corp., which is treated as a corporation for U.S. federal income tax purposes, and certain other subsidiaries of the KKR Group Partnerships are treated as corporations for U.S. federal income tax purposes. Accordingly, certain subsidiaries of KKR, including KKR Management Holdings Corp., are subject to U.S. federal, state and local corporate income taxes at the entity level and the related tax provision attributable to KKR's share of this income is reflected in the financial statements. We also generate certain interest income to our unitholders and interest deductions to KKR Management Holdings Corp.

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

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests primarily represents the ownership interests that certain third parties hold in entities that are consolidated in the financial statements as well as the ownership interests in our KKR Group Partnerships that are held by KKR Holdings. The allocable share of income and expense attributable to these interests is accounted for as net income (loss) attributable to noncontrolling interests. Given the consolidation of certain of our investment funds and the significant ownership interests in our KKR Group Partnerships held by KKR Holdings, we expect a portion of net income (loss) will continue to be attributed to noncontrolling interests in our business.

For a further discussion of our noncontrolling interests policies, see "Item 1. Condensed Consolidated Financial Statements (Unaudited)--Summary of Significant Accounting Policies."

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

The following table presents our after-tax distributable earnings on common units for the three months ended March 31, 2017 and 2016 as described above. For a discussion of the components that drove the changes in our distributable earnings, see“—Segment Analysis.”

	Three Months Ended
($ in thousands except per unit data)	March 31, 2017	March 31, 2016
Revenues
Management, Monitoring and Transaction Fees, Net	$375,522	$279,915
Realized Performance Income (loss)	207,890	98,881
Realized Investment Income (loss)	94,624	35,393
Total Distributable Segment Revenues	678,036	414,189

Expenses
Cash Compensation and Benefits	139,435	100,899
Realized Performance Income Compensation	88,067	39,552
Occupancy and Related Charges	14,369	15,950
Other Operating Expenses	53,498	61,886
Total Distributable Segment Expenses	295,369	218,287

Distributable Earnings Before Taxes, Noncontrolling Interests and Preferred Distributions	382,667	195,902

Less: Corporate and local income taxes paid	26,275	26,503
Less: Income attributable to segment noncontrolling interests	1,584	667
Less: Preferred Distributions	8,341	—

After-tax Distributable Earnings	$346,467	$168,732

Per Adjusted Unit Eligible for Distribution	$0.43	$0.21

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

Syndicated Capital

Syndicated capital is generally the aggregate amount of capital in transactions originated by KKR and its investment funds and carry-yielding co-investment vehicles, which has been distributed to third parties in exchange for a fee. It does not include (i) capital invested in such transactions by KKR investment funds and carry-yielding co-investment vehicles, which is instead reported in capital invested and (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds and (iii) debt capital that is either underwritten or arranged on a best efforts basis. Syndicated capital is used as a measure of investment activity for KKR during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR's Capital Markets segment and across its investment platform.

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

	Three Months Ended
($ in thousands)	March 31, 2017	March 31, 2016
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$259,343	$(329,939)
Plus: Preferred Distributions	8,341	—
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	216,432	(271,575)
Plus: Non-cash equity-based charges	111,036	63,823
Plus: Amortization of intangibles, placement fees and other, net	32,837	28,882
Plus: Income tax (benefit)	40,542	1,890
Economic Net Income (Loss)	668,531	(506,919)
Plus: Income attributable to segment noncontrolling interests	1,584	667
Less: Total investment income (loss)	298,660	(529,598)
Less: Net performance income (loss)	203,235	(77,834)
Plus: Expenses of Principal Activities Segment	53,769	39,818
Fee Related Earnings	221,989	140,998
Plus: Net interest and dividends	15,173	59,576
Less: Expenses of Principal Activities Segment	53,769	39,818
Plus: Realized performance income (loss), net	119,823	59,329
Plus: Net realized gains (losses)	79,451	(24,183)
Less: Corporate and local income taxes paid	26,275	26,503
Less: Preferred Distributions	8,341	—
Less: Income attributable to segment noncontrolling interests	1,584	667
After-tax Distributable Earnings	$346,467	$168,732

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2017 and 2016. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our four business segments in these periods, see “—Segment Analysis.”

Three months ended March 31, 2017 compared to three months ended March 31, 2016

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
	($ in thousands)
Revenues
Fees and Other	$715,952	$162,805	$553,147

Expenses
Compensation and Benefits	402,963	125,489	277,474
Occupancy and Related Charges	14,851	16,566	(1,715)
General, Administrative and Other	122,200	166,268	(44,068)
Total Expenses	540,014	308,323	231,691

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	558,448	(735,223)	1,293,671
Dividend Income	9,924	63,213	(53,289)
Interest Income	280,980	230,476	50,504
Interest Expense	(186,854)	(171,394)	(15,460)
Total Investment Income (Loss)	662,498	(612,928)	1,275,426

Income (Loss) Before Taxes	838,436	(758,446)	1,596,882

Income Taxes	40,542	1,890	38,652

Net Income (Loss)	797,894	(760,336)	1,558,230

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	20,933	(38)	20,971
Net Income (Loss) Attributable to Noncontrolling Interests	509,277	(430,359)	939,636

Net Income (Loss) Attributable to KKR & Co. L.P.	267,684	(329,939)	597,623

Less: Net Income Attributable to Series A Preferred Unitholders	5,822	—	5,822
Less: Net Income Attributable to Series B Preferred Unitholders	2,519	—	2,519

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$259,343	$(329,939)	$589,282

Fees and Other

For the three months ended March 31, 2017 and 2016, fees and other consisted of the following:

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
Management Fees	$161,182	$156,330	$4,852
Transaction Fees	243,658	97,268	146,390
Monitoring Fees	36,769	28,103	8,666
Fee Credits	(88,078)	(22,379)	(65,699)
Carried Interest	335,773	(116,956)	452,729
Incentive Fees	273	(2,008)	2,281
Oil and Gas Revenue	17,273	13,561	3,712
Consulting Fees	9,102	8,886	216
Total Fees and Other	$715,952	$162,805	$553,147

Management fees, transaction fees, monitoring fees and fee credits all increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. For a more detailed discussion of the factors that affected our management fees, transaction fees, monitoring fees and fee credits during the period, see “—Segment Analysis.”

The carried interest gains earned during the three months ended March 31, 2017 were due primarily to an overall increase in the value of our private equity and alternative credit portfolios. For a more detailed discussion of the factors that affected our Private Markets and Public Markets carried interest during the period, see “—Segment Analysis -- Private Markets -- Segment Revenues -- Performance Income and —Segment Analysis -- Public Markets -- Segment Revenues -- Performance Income.”

The increase in oil and gas revenue was due primarily to a higher price of oil in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Compensation and Benefits Expenses

The increase was primarily due to higher carry pool allocations reflecting a higher level of appreciation in the value of our private equity portfolio during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as well as an increase in management and transaction fees.

General Administrative and Other Expenses

The decrease was primarily due to (i) a lower level of financing costs incurred relating to debt at new consolidated CLOs for which the fair value option has been elected and (ii) a decrease in depreciation, depletion and amortization of our consolidated oil and gas producing entities caused by a lower cost basis due to previously recorded impairments, resulting in a lower unit of production depletion rate compared to the prior period. These decreases were partially offset by an increase in placement fees incurred in connection with capital raising activity, the most significant of which relates to Asia Fund III.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended March 31,
	2017	2016
	($ in thousands)
Private Equity Investments	$110,101	$(214,488)
Credit & Other Investments	225,838	(277,554)
Investments of Consolidated CFE's	11,880	182,195
Real Assets Investments	9,858	(110,783)
Debt Obligations	(29,402)	(271,821)
Other Net Gains (Losses) from Investment Activities	230,173	(42,772)
Net Gains (Losses) from Investment Activities	$558,448	$(735,223)

The net gains from investment activities for the three months ended March 31, 2017 were comprised of net realized gains of $146.2 million and net unrealized gains of $412.3 million. For the three months ended March 31, 2017, net realized gains were comprised primarily of realized gains on sales of private equity investments held directly by KKR, including the final sale of Galenica AG (VTX: GALN) and HCA Holdings, Inc. (NYSE: HCA) and a partial sale of US Foods Holding Corp. (NYSE: USFD). For the three months ended March 31, 2017, net unrealized gains were driven primarily by (i) mark-to-market gains in our private equity portfolio held directly by KKR including unrealized gains in First Data Corporation (NYSE: FDC), (ii) mark-to-market gains on alternative credit assets in our consolidated special situations funds and KFN and (iii) mark-to-market gains on investments held through consolidated CMBS structures. Offsetting these unrealized gains were unrealized losses, the most significant of which were unrealized losses relating to (i) the reversal of unrealized gains on the final sale of Galenica AG and HCA Holdings, Inc. and the partial sale of US Foods Holding Corp., and (ii) mark-to-market losses on debt held through consolidated CMBS. For a discussion of other factors that affected KKR's investment income, see "--Segment Analysis."

The net loss from investment activities for the three months ended March 31, 2016 was comprised of net realized losses of $43.3 million and net unrealized losses of $691.9 million. For the three months ended March 31, 2016, net realized losses were comprised primarily of the loss from the redemption of limited partner interests in a fund managed by BlackGold Capital Management offset by gains on sales of private equity investments, including the sales of Masan Consumer Corporation (consumer products sector), Dalmia Cement (manufacturing sector) and SunGard Data Systems, Inc (technology sector). For the three months ended March 31, 2016, net unrealized losses were driven primarily by net unrealized losses in (i) our private equity portfolio and other investments held directly by KKR including unrealized losses in First Data Corporation (NYSE: FDC), WMI Holdings Corp. (NASDAQ: WMIH), and Walgreens Boots Alliance, Inc. (NASDAQ: WBA), (ii) our credit and CLO portfolios held directly by KKR and through consolidated funds and (iii) energy investments held through consolidated funds. These unrealized losses were offset by unrealized gains relating to investments held through consolidated CMBS structures.

Dividend Income

During the three months ended March 31, 2017 we received dividends of $9.9 million from various investments across a variety of investment strategies. During the three months ended March 31, 2016 we received dividends of $63.2 million comprised of $23.4 million from US Foods Holding Corp., $24.6 million from real estate investments held directly and through our consolidated real estate funds and an aggregate of $15.2 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "--Segment Analysis."

Interest Income

The increase in interest income was primarily due to higher interest earned related to (i) our recent CMBS loans acquired by KKR Real Estate Finance Trust Inc., (ii) an increase in credit investments in our consolidated special situations funds and (iii) the consolidation of six additional CLOs since the three months ended March 31, 2016. For a discussion of other factors that affected KKR's interest income, see "--Segment Analysis."

Interest Expense

The increase in interest expense was primarily due to (i) increased CMBS borrowings by KKR Real Estate Finance Trust Inc., and (ii) the consolidation of six additional CLOs since the three months ended March 31, 2016. These increases were partially offset by a decrease in interest expense associated with the redemption and paydown of KFN's 8.375% senior notes due 2041 and other debt at KFN after the first quarter of 2016.  Replacing KFN’s 8.375% senior notes due 2041 (which were redeemed in November 2016) and the KFN 2042 Notes (which were redeemed in April 2017 as discussed in “-Recent Developments”) with the KFN 2032 Notes (which were issued in March 2017) represents an annualized interest expense savings of $9.7 million when calculated in the aggregate. For a discussion of other factors that affected KKR's interest expense, see "--Segment Analysis."

Income (Loss) Before Taxes

The increase in income (loss) before taxes for the three months ended March 31, 2017, was due primarily to carried interest gains accrued by certain fund entities and net gains from investment activities, in each case as described above, as compared to losses in the prior period.

Income Taxes

The increase in income taxes is due primarily to a higher level of fees earned by our management companies and carried interest gains accrued by certain general partner entities subject to corporate income tax during the three months ended March 31, 2017 compared to carried interest losses at such general partner entities in the prior period.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2017 relates primarily to net income attributable to KKR Holdings L.P. representing its ownership interests in the KKR Group Partnerships as well as third party limited partner interests in those investment funds that we consolidate. The increase from the prior period is due primarily to carried interest gains accrued by certain consolidated fund entities and mark-to-market gains in our private equity portfolio attributable to third party limited partners in our consolidated investment funds compared to losses recognized in the prior period.

Net Income (Loss) Attributable to KKR & Co. L.P.

The increase for the three months ended March 31, 2017, was due primarily to investment and carried interest gains in the current period as compared to losses in the prior period and to a lesser extent, increased fee income.

Condensed Consolidated Statements of Financial Condition

The following table provides the condensed consolidated statements of financial condition on a GAAP Basis as of March 31, 2017 and December 31, 2016.

(Amounts in thousands, except common unit and per common unit amounts)
	As of	As of
	March 31, 2017	December 31, 2016

Assets
Cash and Cash Equivalents	$2,758,398	$2,508,902
Investments	34,225,324	31,409,765
Other	4,651,990	5,084,230
Total Assets	41,635,712	39,002,897

Liabilities and Equity
Debt Obligations	19,625,439	18,544,075
Other Liabilities	3,722,475	3,340,739
Total Liabilities	23,347,914	21,884,814

Redeemable Noncontrolling Interests	781,428	632,348

Equity
Series A Preferred Units	332,988	332,988
Series B Preferred Units	149,566	149,566
KKR & Co. L.P. Capital - Common Unitholders	5,755,354	5,457,279
Noncontrolling Interests	11,268,462	10,545,902
Total Equity	17,506,370	16,485,735
Total Liabilities and Equity	$41,635,712	$39,002,897

KKR & Co. L.P. Capital Per Outstanding Common Unit - Basic	$12.63	$12.06

Condensed Consolidated Statements of Cash Flows

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(1.1) billion and $(0.7) billion during the three months ended March 31, 2017 and 2016, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments of $(2.0) billion and $(1.3) billion during the three months ended March 31, 2017 and 2016, respectively; (ii) net realized gains (losses) on investments of $146.2 million and $(43.3) million during the three months ended March 31, 2017 and 2016, respectively; (iii) change in unrealized gains (losses) on investments of $412.3 million and (691.9) million during the three months ended March 31, 2017 and 2016, respectively; and (iv) carried interest allocated as a result of changes in fund fair value of $(335.8) million and $117.0 million during the three months ended March 31, 2017 and 2016, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $61.8 million and $62.6 million during the three months ended March 31, 2017 and 2016, respectively. Our investing activities included: (i) a change in restricted cash and cash equivalents (that primarily funds collateral requirements) of $83.3 million and $65.1 million during the three months ended March 31, 2017 and 2016, respectively; (ii) the purchase of fixed assets of $(21.4) million and $(1.5) million during the three months ended March 31, 2017 and 2016, respectively; and (iii) development of oil and natural gas properties of $(0.2) million and $(1.0) million for the three months ended March 31, 2017 and 2016, respectively.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $1.3 billion and $0.9 billion during the three months ended March 31, 2017 and 2016, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling and redeemable noncontrolling interests of $0.4 billion and $0.3 billion during the three months ended March 31, 2017 and 2016, respectively; (ii) proceeds received net of repayment of debt obligations of $1.0 billion and $0.6 billion during the three months ended March 31, 2017 and 2016, respectively; (iii) distributions to our partners of $(72.4) million and $(72.0) million during the three months ended March 31, 2017 and 2016, respectively; (iv) unit repurchases of $(195.0) million during the three months ended March 31, 2016; (v) issuance of Preferred Units of $333.0 million during the three months ended March 31, 2016; and (vi) Preferred Units distributions of $(8.3) million during the three months ended March 31, 2017.

Segment Analysis

The following is a discussion of the results of our four reportable business segments for the three months ended March 31, 2017 and 2016. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Operating and Performance Measures” and the condensed consolidated financial statements and related notes included elsewhere in this report.

Expense Allocations

Certain expenses are allocated among our operating segments. Specifically, as described below, (i) a portion of expenses, except for broken deal expenses, originating in our Private Markets, Public Markets or Capital Markets segments are reflected in the Principal Activities segment and (ii) corporate expenses are allocated across all segments.

Expenses Allocated to Principal Activities

KKR allocates certain expenses to its Principal Activities segment. The Principal Activities segments incurs its own direct costs, and an allocation from the other segments is also made to reflect the estimated amount of costs that are necessary to operate our Principal Activities segment, which are incremental to those costs incurred directly by the Principal Activities segment. These allocable expenses consist of a portion of our cash compensation and benefits, occupancy and related charges and other operating expenses that are initially recognized within our Private Markets, Public Markets and Capital Markets segments. Consistent with prior years, the total amount of expenses (other than its direct costs) that is allocated to Principal Activities is based on the proportion of revenue earned by Principal Activities, relative to other operating segments revenue, over the preceding four calendar years. Beginning in 2017, however, KKR has determined that this allocation percentage will not be less than the allocation percentage calculated using the cumulative amount of such revenues since 2009 (the year we completed the KPE transaction). For 2017, KKR determined that this allocation percentage is 25.7%. This allocation percentage is expected to be updated annually or more frequently if there are material changes to our business.

Below is a summary of the allocation to Principal Activities, relative to other operating segments, for the 2017 and 2016 periods.

•	2017 Allocation: 25.7%, based on cumulative revenues earned since 2009

•	2016 Allocation: 22.6%, based on revenues earned in 2015, 2014, 2013 and 2012

Once the total amount of expense to be allocated to the Principal Activities segment is estimated for each reporting period, the amount of this expense will be allocated from the Private Markets, Public Markets and Capital Markets segments based on the proportion of headcount in each of these three segments.

Allocations of Corporate Expenses

Corporate expenses are allocated to each of the Private Markets, Public Markets, Capital Markets and Principal Activities segments based on the proportion of revenues earned by each segment over the preceding four calendar years. However, to the extent that expenses allocated to Principal Activities, as described above, is based on the cumulative amount of such revenues since 2009, corporate expenses will be allocated in the same manner.

Below is a summary of the allocations percentages used for corporate expenses to each of our operating segments for the 2017 and 2016 periods.

	Expense Allocation
Segment	2017	2016

Private Markets	59.6%	61.6%
Public Markets	9.0%	10.1%
Capital Markets	5.7%	5.7%
Principal Activities	25.7%	22.6%
Total Reportable Segments	100.0%	100.0%

Allocation basis	Cumulative revenue since 2009	Revenue earned in 2015, 2014, 2013 & 2012

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three months ended March 31, 2017 and 2016.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$123,512	$117,798	$5,714
Monitoring Fees	13,220	12,037	1,183
Transaction Fees	117,882	37,398	80,484
Fee Credits	(85,650)	(22,596)	(63,054)
Total Management, Monitoring and Transaction Fees, Net	168,964	144,637	24,327

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	206,204	93,450	112,754
Unrealized Carried Interest	123,506	(194,699)	318,205
Total Performance Income	329,710	(101,249)	430,959

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	498,674	43,388	455,286

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	60,008	48,967	11,041
Realized Performance Income Compensation	87,393	37,380	50,013
Unrealized Performance Income Compensation	50,366	(75,000)	125,366
Total Compensation and Benefits	197,767	11,347	186,420
Occupancy and related charges	8,107	8,925	(818)
Other operating expenses	26,887	37,126	(10,239)
Total Segment Expenses	232,761	57,398	175,363

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$265,913	$(14,010)	$279,923

Assets Under Management	$80,197,600	$71,056,700	$9,140,900
Fee Paying Assets Under Management	$56,667,600	$46,008,000	$10,659,600
Capital Invested	$4,484,200	$2,084,200	$2,400,000
Uncalled Commitments	$35,071,700	$26,903,200	$8,168,500

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in transaction fees of $80.5 million, partially offset by a corresponding increase in fee credits of $63.1 million, and an increase in management fees of $5.7 million. The increase in transaction fees was primarily attributable to an increase in both the number and size of transaction fee-generating investments. During the three months ended March 31, 2017, there were 13 investments that paid an average fee of $9.1 million compared to 10 transaction fee-generating investments paying an average fee of $3.7 million during the three months ended March 31, 2016. The majority of these transaction fees were paid by companies located in the Asia-Pacific region. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in fee credits is due primarily to a higher level of transaction fees. The increase in management fees was primarily due to (i) Americas Fund XII entering its investment period in the first quarter of 2017, which accrues management fees on a higher fee base than its predecessor fund North America Fund XI, which entered its post investment period and (ii) new capital raised in our Next Generation Technology Growth Fund and Real Estate Partners Europe. This net increase was partially offset by decreases due to (i) North America Fund XI entering its post investment period during which it earns fees at a lower rate and based on invested capital rather than committed capital and (ii) lower invested capital as a result of realizations primarily in our 2006 Fund and China Growth Fund. Recurring monitoring fees remained relatively flat during the three months ended March 31, 2017, compared to the same period in 2016. For the three months ended March 31, 2017, we had 48 portfolio companies that were paying an average monitoring fee of $0.3 million compared with 44 portfolio companies that were paying an average monitoring fee of $0.3 million for the three months ended March 31, 2016.

Performance Income

The net increase is attributable to net carried interest gains in the three months ended March 31, 2017, compared to net carried interest losses in the three months ended March 31, 2016, primarily reflecting appreciation in value of our private equity portfolio in the current period compared to net reductions in value in the prior period.
Realized carried interest for the three months ended March 31, 2017, consisted primarily of realized gains from the final sales of Galenica AG (VTX: GALN) and HCA Holdings, Inc. (NYSE: HCA) and the partial sale of US Foods Holding Corp. (NYSE: USFD).

Realized carried interest for the three months ended March 31, 2016 consisted primarily of dividends received from US Foods Holding Corp. and realized gains from the sale of Masan Consumer Corporation (consumer products sector).

The following table presents performance income by investment vehicle for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
			($ in thousands)
	Realized Carried Interest	Unrealized Carried Interest	Total Carried Interest	Realized Carried Interest	Unrealized Carried Interest	Total Carried Interest
North America Fund XI	$24,519	$133,044	$157,563	$—	$(11,007)	$(11,007)
2006 Fund	111,823	(63,848)	47,975	55,890	(162,716)	(106,826)
Asian Fund II	—	32,642	32,642	—	(15,150)	(15,150)
European Fund III	—	30,636	30,636	—	38,440	38,440
Co-Investment Vehicles and Other	2,303	21,023	23,326	404	(17,213)	(16,809)
Global Infrastructure Investors	—	15,702	15,702	—	4,803	4,803
Asian Fund	14,293	(2,299)	11,994	30,937	(2,876)	28,061
Millennium Fund	28,266	(20,087)	8,179	4,236	(5,315)	(1,079)
Real Estate Partners Americas	—	3,991	3,991	—	424	424
China Growth Fund	6,891	(3,014)	3,877	—	(5,728)	(5,728)
European Fund IV	—	1,730	1,730	—	(526)	(526)
European Fund	—	—	—	—	(1,532)	(1,532)
E2 Investors	—	(306)	(306)	—	258	258
European Fund II	18,109	(23,282)	(5,173)	1,983	(12,030)	(10,047)
Management Fee Refunds	—	(2,426)	(2,426)	—	(4,531)	(4,531)

Total (1)	$206,204	$123,506	$329,710	$93,450	$(194,699)	$(101,249)
(1) The above table excludes any funds for which there was no carried interest during either of the periods presented.

Unrealized carried interest reflects the difference between total carried interest and realized carried interest. The recognition of realized carried interest results in the reversal of accumulated unrealized carried interest, generally resulting in minimal impact on total performance income. Additionally, because unrealized carried interest can be reversed upon a realization event, in periods where there is significant realized carried interest, unrealized carried interest can be negative even in periods of portfolio appreciation.

For the three months ended March 31, 2017, the value of our private equity investment portfolio increased 4.7%. This was comprised of a 4.2% increase in the share prices of various publicly held or publicly indexed investments and a 5.0% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation (NYSE: FDC), PRA Health Sciences, Inc. (NASDAQ: PRAH) and Qingdao Haier (CH: 600690). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Laureate Education, Inc. (NASDAQ: LAUR), Pets at Home Ltd. (LSE: PETS) and Fujian Sunner Development Co. Ltd (SZ: 002299). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Gardner Denver, Inc. (manufacturing sector), PortAventura (hotels/leisure sector) and Weld North (education sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Westbrick Energy Ltd. (energy sector) and Santanol Pty Ltd (forestry sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of PortAventura, a valuation that reflects a pending realization event, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Subsequent to March 31, 2017 realization activity such as dividends and agreements to sell, including partial sales and secondary sales, are expected, with respect to the following private equity portfolio companies: Panasonic Healthcare Co. Ltd (healthcare sector), Capsugel (manufacturing sector), Gland Pharma Limited (manufacturing sector), Dalmia Cement (industrial sector), PortAventura, Ambea Mehiläinen (healthcare sector), SBI Life Insurance (financial services Sector), Visma

AS (technology sector), China Greenland Rundong (retail sector), two infrastructure investments and two real estate investments. These transactions, if consummated as of March 31, 2017 and, based on the then anticipated realization values, represent distributable earnings of approximately $250 million. Some or all of these transactions are subject to the satisfaction of closing conditions prior to their completion, and there can be no assurance if or when any of these transactions will be completed.

For the three months ended March 31, 2016, the value of our private equity investment portfolio decreased 0.9%. This was comprised of a 7.1% decrease in the share prices of various publicly held or publicly indexed investments and a 3.8% increase in value of our privately held investments. The most significant decreases in share prices of various publicly held or publicly indexed investments were losses in First Data Corporation (NYSE: FDC), Qingdao Haier (CH: 600690) and Engility Holdings, Inc. (NYSE: EGL). These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which were HCA Holdings, Inc. (NYSE: HCA), Fujian Sunner Development (SZE: 002299) and Zimmer Biomet Holdings, Inc. (NYSE: ZBH). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Tire Group B.V. (manufacturing sector), US Foods Holding Corp. (prior to its public listing) and Scout24 Schweiz (media sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Group (technology sector), KKR Debt Investors 2006 Sarl (KDI) (financial services sector), a vehicle created to invest opportunistically in the credit markets, and Sonos (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Alliance Tire Group B.V. and Scout24 Schweiz, valuations that reflect agreements to sell these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook, (ii) a decrease in the value of market comparables and (iii) in the case of KDI a valuation that reflects price movements of the underlying credit assets in the portfolio.

Segment Expenses

Compensation and Benefits

The net increase was due primarily to higher performance income compensation resulting from gains in our private equity portfolio in the current period compared to losses in the prior period as described above as well as increased cash compensation and benefits in connection with a higher level of fees.

Occupancy and Other Operating Expenses

The decrease is primarily due to a decrease in expenses for unconsummated transactions, also known as broken deal expenses and other expenses that are creditable to our investment funds.

Economic Net Income (Loss)

The increase was primarily due to performance income gains in the current period compared to losses in the prior period and higher transaction fees partially offset by the increase in compensation and benefits as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2016 to March 31, 2017:

($ in thousands)
December 31, 2016	$73,815,500
New Capital Raised	6,290,900
Distributions and Other	(1,866,500)
Change in Value	1,957,700
March 31, 2017	$80,197,600

AUM for the Private Markets segment was $80.2 billion at March 31, 2017, an increase of $6.4 billion, compared to $73.8 billion at December 31, 2016. The increase was primarily attributable to new capital raised primarily in our Asian Fund III, Americas Fund XII and Health Care Strategic Growth Fund and to a lesser extent, an increase in the value of our Private Markets portfolio. These increases were offset by distributions to Private Markets fund investors primarily as a result of realizations most notably in our 2006 Fund, Millennium Fund and Asian Fund.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $0.8 billion in our North America Fund XI, $0.3 billion in our 2006 Fund and $0.2 billion in our European Fund III.  The drivers of the overall change in value for Private Markets were a 4.2% increase in the share prices of various publicly held or publicly indexed investments and a 5.0% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation (NYSE: FDC), PRA Health Sciences, Inc. (NASDAQ: PRAH) and Qingdao Haier (CH: 600690). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Laureate Education, Inc. (NASDAQ: LAUR), Pets at Home Ltd. (LSE: PETS) and Fujian Sunner Development Co. Ltd (SZ: 002299). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Gardner Denver, Inc. (manufacturing sector), PortAventura (hotels/leisure sector) and Weld North (education sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Westbrick Energy Ltd. (energy sector) and Santanol Pty Ltd (forestry sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of PortAventura, a valuation that reflects a pending realization event, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Certain investments included in our AUM are denominated in currencies other than the U.S. dollar. Those investments expose our AUM to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our policy is to minimize these risks in certain cases by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which the investments are denominated. We do not, however, hedge our currency exposure in all currencies or all investments. See “-Quantitative and Qualitative Disclosures about Market Risk -- Exchange Rate Risk” of our Annual Report on Form 10-K for the year ended December 31, 2016 and “Risk Factors-Risks Related to the Assets We Manage--We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2016 to March 31, 2017:

($ in thousands)
December 31, 2016	$52,204,800
New Capital Raised	6,913,600
Distributions and Other	(545,500)
Net Changes in Fee Base of Certain Funds	(2,041,500)
Change in Value	136,200
March 31, 2017	$56,667,600

FPAUM in our Private Markets segment was $56.7 billion at March 31, 2017, an increase of $4.5 billion, compared to $52.2 billion at December 31, 2016. The increase was primarily attributable to new capital raised in our Asian Fund III and Americas Fund XII and capital invested in our North America Fund XI. These increases were partially offset by net changes in the fee base of our Asian Fund II as a result of it entering into its post investment period during which it earns fees based on invested capital rather than committed capital. Distributions and other activity primarily related to realizations in our 2006 Fund. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $7.2 billion at March 31, 2017, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 0.8%.  We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned. Based on the amount of capital remaining in the Asian Fund II, as of March 31, 2017, and assuming that Asian Fund III had reached its $8.5 billion limit on fee paying limited partner capital on such date, the increase in management fees from Asian Fund III entering its investment period would initially exceed the reduction in management fees from the Asian Fund II entering its post-investment period by approximately $60 million on an annualized basis.  Management fees from the Asian Fund II would decrease over time as the investments in the Asian Fund II are realized, which would cause management fees from such fund to decrease over time. As of March 31, 2017, there were fee paying limited partner commitments of $5.3 billion for Asian Fund III, and there can be no assurance if or when the $8.5 billion limit will be reached.

Capital Invested

The increase in capital invested was driven primarily by a $1.4 billion increase in capital invested in our private equity platform and a $1.0 billion increase in capital invested in our real assets and other platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. Geographically, the largest amount of capital was deployed in private equity transactions in Asia during the three months ended March 31, 2017, which totaled approximately $1.9 billion. As of April 27, 2017, our Private Markets business had announced transactions that were subject to closing conditions which aggregated approximately $3 billion. Some or all of these transactions are subject to the satisfaction of closing conditions prior to their completion, and there can be no assurance if or when any of these transactions will be completed.
Uncalled Commitments

As of March 31, 2017, our Private Markets segment had $35.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions. The increase is due primarily to new capital raised in Americas Fund XII and Asian Fund III, partially offset by capital called from fund investors to fund investments during the period.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three months ended March 31, 2017 and 2016.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$84,772	$76,802	$7,970
Monitoring Fees	—	—	—
Transaction Fees	4,056	1,132	2,924
Fee Credits	(3,367)	(211)	(3,156)
Total Management, Monitoring and Transaction Fees, Net	85,461	77,723	7,738

Performance Income
Realized Incentive Fees	1,686	1,593	93
Realized Carried Interest	—	3,838	(3,838)
Unrealized Carried Interest	17,120	(29,106)	46,226
Total Performance Income	18,806	(23,675)	42,481

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	104,267	54,048	50,219

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	19,784	19,054	730
Realized Performance Income Compensation	674	2,172	(1,498)
Unrealized Performance Income Compensation	6,848	(11,642)	18,490
Total Compensation and Benefits	27,306	9,584	17,722
Occupancy and related charges	1,856	2,675	(819)
Other operating expenses	8,338	9,278	(940)
Total Segment Expenses	37,500	21,537	15,963

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$66,767	$32,511	$34,256

Assets Under Management	$57,418,700	$55,332,200	$2,086,500
Fee Paying Assets Under Management	$50,463,500	$47,711,700	$2,751,800
Capital Invested	$893,600	$418,300	$475,300
Uncalled Commitments	$6,151,100	$7,593,100	$(1,442,000)

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in management fees of $8.0 million relating primarily to an increase in capital invested in our Special Situations Fund II, Lending Partners II Fund, and Lending Partners Europe Fund as well as new capital raised in our liquid credit strategies. This increase was partially offset by a decrease in management fees in our hedge funds solutions business as a result of a reduction in fee paying AUM due to redemptions.

Performance Income

The net increase was primarily attributable to net carried interest gains in the three months ended March 31, 2017, compared to net carried interest losses during the three months ended March 31, 2016. The carried interest gains in the current period were primarily the result of increases in the value of our credit portfolio, with the most significant carried interest gains arising in funds investing in our direct lending strategies and certain separately managed accounts investing in our special situations strategies. In the prior period carried interest losses were experienced in our Mezzanine Fund and our direct lending strategies.

Segment Expenses

Compensation and Benefits

The increase was primarily due to higher net performance income compensation in connection with net carried interest gains for the three months ended March 31, 2017, as compared to net carried interest losses for the three months ended March 31, 2016, as described above.

Occupancy and Other Operating Expenses

The decrease was primarily driven by changes in the amount of expense allocated to Principal Activities and the amount of corporate expenses allocated to Public Markets from the prior period. See "--Segment Analysis--Expense Allocations."

Economic Net Income (Loss)

The increase is primarily attributable to the increase in performance income and management fees partially offset by an increase in compensation and benefits expense as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2016 to March 31, 2017:

($ in thousands)
December 31, 2016	$55,740,200
New Capital Raised	2,249,200
Distributions	(671,400)
Redemptions	(1,037,800)
Change in Value	1,138,500
March 31, 2017	$57,418,700

AUM in our Public Markets segment totaled $57.4 billion at March 31, 2017, an increase of $1.7 billion compared to AUM of $55.7 billion at December 31, 2016. The increase for the period was primarily due to new capital raised of $2.2 billion across multiple strategies most notably $0.6 billion in our CLO strategies, $1.0 billion in our liquid credit strategies and $0.6 billion in our strategic partnerships. The increases due to change in value were driven primarily by our private credit strategy and our hedge funds business, which includes our strategic partnerships platform and hedge fund solutions platform. Partially offsetting these increases were redemptions and distributions of $1.7 billion from certain investment vehicles across multiple strategies including our hedge fund solutions business, our strategic partnerships and our CLOs. For the three months ended March 31, 2017, within our hedge funds business, new capital raised has outpaced redemptions within our strategic partnership platform, while redemptions have outpaced new capital raised in our hedge fund solutions platform.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2016 to March 31, 2017:

($ in thousands)
December 31, 2016	$49,268,600
New Capital Raised	2,664,800
Distributions	(1,102,900)
Redemptions	(1,037,800)
Change in Value	670,800
March 31, 2017	$50,463,500

FPAUM in our Public Markets segment was $50.5 billion at March 31, 2017, an increase of $1.2 billion compared to FPAUM of $49.3 billion at December 31, 2016. The increase was primarily due to new capital raised of $2.7 billion across multiple strategies most notably $0.6 billion in our CLOs, $0.6 billion in our strategic partnership platform and $1.0 billion in our liquid credit strategies. New capital raised includes capital that was raised in previous periods but began earning fees upon deployment of capital. Partially offsetting these increases were redemptions and distributions of $2.1 billion from certain investment vehicles across multiple strategies driven by $1.0 billion from our hedge funds business, $0.4 billion from our Special Situations II Fund, and $0.3 billion from our CLOs. For the three months ended March 31, 2017, within our hedge fund business, new capital raised has outpaced redemptions within our strategic partnership platform, while redemptions have outpaced new capital raised in our hedge fund solutions platform. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $4.1 billion.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.2%.  We will not begin earnings fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

Capital invested increased for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase is primarily due to a higher level of net capital deployed in our direct lending and special situations strategies.

Uncalled Commitments

As of March 31, 2017, our Public Markets segment had $6.2 billion of uncalled capital commitments that could be called for investments in new transactions. The decrease from March 31, 2016, is due to capital called from limited partners to fund investments during the period, partially offset by new capital raised primarily in Private Credit Opportunities Partners II Fund.

Capital Markets

The following tables set forth information regarding the results of operations and certain key operating metrics for our Capital Markets segment for the three months ended March 31, 2017 and 2016.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	121,097	57,555	63,542
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	121,097	57,555	63,542

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	121,097	57,555	63,542

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	22,561	8,168	14,393
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	22,561	8,168	14,393
Occupancy and related charges	664	628	36
Other operating expenses	5,328	4,096	1,232
Total Segment Expenses	28,553	12,892	15,661

Income (Loss) attributable to noncontrolling interests	1,584	667	917

Economic Net Income (Loss)	$90,960	$43,996	$46,964

Syndicated Capital	$1,181,300	$665,300	$516,000

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees increased due primarily to an increase in both the number and size of capital markets transactions for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Overall, we completed 47 capital markets transactions for the three months ended March 31, 2017, of which 7 represented equity offerings and 40 represented debt offerings, as compared to 20 transactions for the three months ended March 31, 2016, of which 5 represented equity offerings and 15 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets businesses as well as third party companies. For the three months ended March 31, 2017, approximately 20% of our transaction fees were earned from unaffiliated third parties as compared to approximately 10% for the three months ended March 31, 2016. Our transaction fees are comprised of fees earned from North America, Europe, and Asia-Pacific, including India. For the three months ended March 31, 2017, approximately 54% of our transaction fees were sourced internationally as compared to approximately 50% for the three months ended March 31, 2016. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our capital markets business does not generate management or monitoring fees.

Segment Expenses

Compensation and Benefits

The increase compared to the prior period is primarily related to the increase in transaction fees noted above.

Occupancy and Other Operating Expenses

The overall increase was primarily due to increased transaction costs in connection with a reorganization of our India business.

Economic Net Income (Loss)

The increase is primarily attributable to the increase in transaction fees as described above.

Syndicated Capital

The increase is primarily due to an increase in the average size of syndication transactions in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Overall, we completed 5 syndication transactions for each of the three months ended March 31, 2017, and March 31, 2016.

Principal Activities

The following tables set forth information regarding the results of operations and certain key operating metrics for our Principal Activities segment for the three months ended March 31, 2017 and 2016.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	—	—	—
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	—	—	—

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	79,451	(24,183)	103,634
Net Unrealized Gains (Losses)	204,036	(564,991)	769,027
Total Realized and Unrealized	283,487	(589,174)	872,661
Interest Income and Dividends	56,882	108,120	(51,238)
Interest Expense	(41,709)	(48,544)	6,835
Net Interest and Dividends	15,173	59,576	(44,403)
Total Investment Income (Loss)	298,660	(529,598)	828,258

Total Segment Revenues	298,660	(529,598)	828,258

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	37,082	24,710	12,372
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	37,082	24,710	12,372
Occupancy and related charges	3,742	3,722	20
Other operating expenses	12,945	11,386	1,559
Total Segment Expenses	53,769	39,818	13,951

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$244,891	$(569,416)	$814,307

Segment Revenues
Investment Income
The net increase is primarily due to realized and unrealized gains during the quarter ended March 31, 2017, compared to realized and unrealized losses in the prior period, partially offset by a decrease in net interest and dividends of $44.4 million.
For the quarter ended March 31, 2017, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of HCA Holdings, Inc. and Galenica AG, partially offset by losses on the sale of Fortune Creek Partnership (energy sector) and an alternative energy investment in our special situations strategy. Net unrealized gains were primarily attributable to mark to market gains on various Private Markets investments including First Data Corporation and credit investments, the most significant of which was an oil field services investment in our special situations strategy. These increases were partially offset by unrealized losses due to the reversal of unrealized gains on the sales of private equity investments.
As of March 31, 2017, $260.2 million of investments in CLOs and our $289.7 million investment in KKR Real Estate Finance Trust Inc., our real estate investment trust or REIT, were carried at cost. As of March 31, 2017, the cumulative net unrealized gain or loss relating to changes in fair value for these investments was an $8.5 million gain for CLOs and a $15.2 million gain for the real estate investment trust.
Since April 30, 2014, the date we completed our acquisition of KFN, the amount of invested capital in our CLOs has decreased. During 2014 and through 2016, the notes issued by all six legacy CLOs held by KFN have been called for redemption. These legacy CLOs held by KFN, which were issued prior to 2012, were larger in total transaction size relative to those that were issued subsequently. The size of new CLOs and the frequency of CLO issuances will depend on market conditions. CLO issuances typically increase when the spread between the value of CLO assets and liabilities generates an attractive return to KKR and other subordinated note holders, such as KKR. In the case where demand for loans leads to tighter spreads or if interest rates for the liabilities increase, the return to subordinated note holders would be less attractive, and the issuance of CLOs would be expected to generally decline. Consequently, since April 30, 2014, the amount of interest income and dividends from our CLOs has declined.  While the size of our CLO portfolio has declined compared to prior years, along with the levels of associated interest income and dividends, as we have called for redemption all notes issued by all six legacy CLOs held by KFN, we do not expect the rate of decline in the near term to be as significant as in past quarters. Based on the above factors combined with alternative investment opportunities, we may selectively redeploy capital to other assets outside of CLOs and credit into other asset classes such as private equity.
For the three months ended March 31, 2016, net realized losses were comprised primarily of the loss from the redemption of limited partner interests in a fund managed by BlackGold Capital Management, offset by gains on sales of private equity investments, including the sales of Masan Consumer Corporation, Dalmia Cement and SunGard Data Systems, Inc. (technology sector). Net unrealized losses were primarily attributable to mark to market losses on various Private Markets investments including First Data Corporation, WMI Holdings Corp. (NASDAQ: WMIH), and Walgreens Boots Alliance, Inc. (NASDAQ: WBA) and energy investments including direct energy investments and energy funds as well as credit investments and CLOs.
For the three months ended March 31, 2017, net interest and dividends were comprised of (i) $38.5 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our cash balances and other assets, (ii) $18.4 million of dividend income from distributions received primarily through our private equity investments and real estate investments including our investment in our REIT and (iii) $41.7 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
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
The net decrease in net interest and dividends is due primarily to the lower amount of capital invested in CLOs described above, as well as a lower level of dividends in the 2017 period, partially offset by lower interest expense due to the redemption and paydown of KFN's 8.375% senior notes due 2041 and other debt after the first quarter of 2016. Replacing KFN’s 8.375% senior notes due 2041 (which were redeemed in November 2016) and the KFN 2042 Notes (which were redeemed in April 2017 as discussed in “-Recent Developments”) with the KFN 2032 Notes (which were issued in March 2017) represents an annualized interest expense savings of $9.7 million when calculated in the aggregate.

Segment Expenses
Compensation and Benefits
The increase was primarily due to a greater amount of compensation and benefits expenses allocated from the other operating segments to Principal Activities, as well as a greater amount of corporate compensation allocated to Principal Activities, in each case as a result of an increase in the proportion of revenue earned by Principal Activities relative to other operating segments as well as an increase in the absolute amount of compensation recorded.  See "-Segment Analysis" for a discussion of expense allocations among segments.
Occupancy and Other Operating Expenses
The increase was primarily due to a greater amount of occupancy and other expenses allocated from the other operating segments to Principal Activities, as well as a greater amount of corporate occupancy and other expenses allocated to Principal Activities, in each case as a result of an increase in the proportion of revenue earned by Principal Activities relative to other operating segments.
Economic Net Income (Loss)
Economic net income for the three months ended March 31, 2017 was primarily driven by the net investment income as described above.

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

The following tables present information with respect to our segment balance sheet as of March 31, 2017 and December 31, 2016:

	As of	As of
	March 31, 2017	December 31, 2016
	($ in thousands, except per unit amounts)
Cash and Short-term Investments	$3,383,032	$3,387,673
Investments	7,709,739	6,958,873
Unrealized Carry (1)	1,306,737	1,213,692
Other Assets	1,777,727	1,611,678
Corporate Real Estate	161,225	161,225
Total Assets	$14,338,460	$13,333,141

Debt Obligations - KKR (ex-KFN)	$2,000,000	$2,000,000
Debt Obligations - KFN	754,767	398,560
Preferred Shares - KFN	373,750	373,750
Other Liabilities	362,426	244,676
Total Liabilities	3,490,943	3,016,986

Noncontrolling Interests	21,167	19,564
Preferred Units	500,000	500,000

Book Value	$10,326,350	$9,796,591

Book Value Per Outstanding Adjusted Unit	$12.80	$12.15

(1) Unrealized Carry
Private Markets	$1,222,184	$1,141,610
Public Markets	84,553	72,082
Total	$1,306,737	$1,213,692

The following table presents the holdings of our segment balance sheet by asset class as of March 31, 2017:

	As of March 31, 2017

Investments	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Co-Investments and Other Equity	$1,737,193	$1,981,106	25.7%
Private Equity Funds	952,781	1,150,455	14.9%
Private Equity Total	2,689,974	3,131,561	40.6%

Energy	970,902	572,895	7.4%
Real Estate (1)	730,104	769,919	10.0%
Infrastructure	252,171	273,199	3.6%
Real Assets Total	1,953,177	1,616,013	21.0%

Special Situations	835,329	852,955	11.1%
Direct Lending	127,784	124,016	1.6%
Mezzanine	24,381	24,931	0.3%
Alternative Credit Total	987,494	1,001,902	13.0%
CLOs (1)	966,830	596,706	7.7%
Liquid Credit	151,335	160,637	2.1%
Specialty Finance	292,442	221,659	2.9%
Credit Total	2,398,101	1,980,904	25.7%

Other	964,098	981,261	12.7%

Total Investments	$8,005,350	$7,709,739	100.0%

	As of March 31, 2017
Significant Investments: (2)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
First Data Corporation (NYSE: FDC)	$1,031,827	$1,191,388	15.5%
KKR Real Estate Finance Trust Inc.	289,723	289,723	3.8%
WMIH Corp. (NASDAQ: WMIH)	221,412	215,431	2.8%
Oil Field Services Investment	137,567	161,887	2.1%
Natural Gas Midstream Investment	150,224	158,218	2.0%
Total Significant Investments	1,830,753	2,016,647	26.2%

Other Investments	6,174,597	5,693,092	73.8%
Total Investments	$8,005,350	$7,709,739	100.0%

(1) Includes approximately $260.2 million and $289.7 million of CLOs and our ownership of KKR Real Estate Finance Trust Inc., respectively, that are not held for investment purposes and are held at cost.

(2) The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their fair values as of March 31, 2017. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

The following tables provide reconciliations of KKR’s GAAP Condensed Consolidated Statements of Financial Condition to Total Reportable Segments Balance Sheet as of March 31, 2017 and December 31, 2016.

As of March 31, 2017
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$2,758,398	—	—	624,634	—	—	$3,383,032	Cash and Short-term Investments
Investments	34,225,324	(24,173,177)	(1,035,671)	(1,306,737)	—	—	7,709,739	Investments
		—	—	1,306,737	—	—	1,306,737	Unrealized Carry
Other Assets	4,651,990	(1,790,079)	—	(785,859)	—	(298,325)	1,777,727	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$41,635,712	(25,963,256)	(1,035,671)	—	—	(298,325)	$14,338,460

Liabilities and Equity
Debt Obligations	19,625,439	(16,870,672)	—	(754,767)	—	—	2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	754,767	—	—	754,767	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	3,722,475	(2,159,286)	(1,035,671)	—	—	(165,092)	362,426	Other Liabilities
Total Liabilities	23,347,914	(19,029,958)	(1,035,671)	373,750	—	(165,092)	3,490,943

Redeemable Noncontrolling Interests	781,428	(781,428)	—	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—	—
KKR & Co. L.P. Capital - Common Unitholders	5,755,354	140,248	—	(17,446)	4,581,427	(133,233)	10,326,350	Book Value
Noncontrolling Interests	11,268,462	(6,292,118)	—	(373,750)	(4,581,427)	—	21,167	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Units
Total Liabilities and Equity	$41,635,712	(25,963,256)	(1,035,671)	—	—	(298,325)	$14,338,460

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

As of December 31, 2016
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$2,508,902	—	—	878,771	—	—	$3,387,673	Cash and Short-term Investments
Investments	31,409,765	(22,249,206)	(987,994)	(1,213,692)	—	—	6,958,873	Investments
		—	—	1,213,692	—	—	1,213,692	Unrealized Carry
Other Assets	5,084,230	(2,118,364)	—	(1,039,996)	—	(314,192)	1,611,678	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$39,002,897	(24,367,570)	(987,994)	—	—	(314,192)	$13,333,141

Liabilities and Equity
Debt Obligations	18,544,075	(16,145,515)	—	(398,560)	—	—	2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	398,560	—	—	398,560	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	3,340,739	(1,945,039)	(987,994)	—	—	(163,030)	244,676	Other Liabilities
Total Liabilities	21,884,814	(18,090,554)	(987,994)	373,750	—	(163,030)	3,016,986

Redeemable Noncontrolling Interests	632,348	(632,348)	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—
KKR & Co. L.P. Capital - Common Unitholders	5,457,279	118,635	—	(17,446)	4,389,285	(151,162)	9,796,591	Book Value
Noncontrolling Interests	10,545,902	(5,763,303)	—	(373,750)	(4,389,285)	—	19,564	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Units
Total Liabilities and Equity	$39,002,897	(24,367,570)	(987,994)	—	—	(314,192)	$13,333,141

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding to Adjusted Units, Adjusted Units Eligible for Distribution and Outstanding Adjusted Units:

	As of	As of
	March 31, 2017	December 31, 2016
GAAP Common Units Outstanding - Basic	455,570,965	452,380,335
Adjustments:
Unvested Common Units (1)	38,551,767	37,519,436
Other Exchangeable Securities (2)	4,257,617	4,600,320
GAAP Common Units Outstanding - Diluted	498,380,349	494,500,091
Adjustments:
KKR Holdings Units (3)	350,909,471	353,757,398
Adjusted Units	849,289,820	848,257,489
Adjustments:
Unvested Common Units	(38,551,767)	(37,519,436)
Adjusted Units Eligible for Distribution	810,738,053	810,738,053
Adjustments:
Vested Other Exchangeable Securities (2)	(4,257,617)	(4,600,320)
Outstanding Adjusted Units	806,480,436	806,137,733

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

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends) as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions of other investments, assets and businesses; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our unitholders, certain holders of certain exchangeable securities and holders of our Series A and Series B Preferred Units; and (vii) paying borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements.  See "-Liquidity - Liquidity Needs - Distributions."

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

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of March 31, 2017, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest.

As of March 31, 2017, a netting hole in excess of $50 million existed at our European Fund IV for $102.8 million. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. The following describes these sources of liquidity.

Revolving Credit Agreements, Senior Notes, KFN Debt Obligations & KFN Securities

For a discussion of KKR's debt obligations, including our revolving credit agreements, senior notes, KFN debt obligations and KFN securities, see Note 10 "Debt Obligations" to the audited financial statements included in our Annual Report on Form 10-K. The information presented below supplements and updates, and should be read in conjunction with, such information. No amounts were borrowed under our corporate credit agreement with HSBC Bank USA for the three months ended March 31, 2017 and a total of $325 million was borrowed and $325 million was repaid under the KCM Credit Agreement with a major financial institution for the three months ended March 31, 2017.

KFN Redemption

On April 24, 2017 KFN redeemed all of its outstanding 7.500% Senior Notes due 2042. See discussion under "--Recent Developments."

KFN Issued 5.500% Senior Unsecured Notes Due 2032

On March 30, 2017, KFN issued $375.0 million par amount of 5.500% Senior Unsecured Notes. See discussion under "--Recent Developments."

Preferred Units

For a discussion of KKR's Series A and Series B Preferred Units, see Note 15 "Equity" to the audited financial statements and "--Liquidity Needs--Preferred Units" in the management's discussion and analysis of financial condition and results of operations, each of which is included in our Annual Report on Form 10-K.

Common Units

On May 16, 2014, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 5,000,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (2) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to this Registration Statement, as applicable, unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on June 4, 2014, and will expire on June 4, 2017. As of March 31, 2017, 4,173,039 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of March 31, 2017.

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to:

•
continue to grow our business, including seeding new strategies, funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies and otherwise supporting investment vehicles which we sponsor;

•
warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, vehicles, accounts or CLOs pending the contribution of committed capital by the investors in such vehicles, and advancing capital to them for operational or other needs;

•	service debt obligations including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses, including litigation matters;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	make cash distributions in accordance with our distribution policy for our common units or the terms of our preferred units;

•	underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;

•	make future purchase price payments in connection with our proprietary investments, such as our strategic partnership with Marshall Wace, to the extent not paid by newly issued common units;

•	acquire other assets for our Principal Activities segment, including other businesses, investments and assets; and

•	repurchase KKR & Co. L.P. common units pursuant to the unit repurchase program announced on October 27, 2015 and subsequently increased on February 9, 2017.

KKR & Co. L.P. Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. On February 9, 2017, KKR announced the authorization of an incremental $250 million under this unit repurchase program. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. Since inception of the unit repurchase program through April 27, 2017, KKR has repurchased and canceled approximately 31.7 million outstanding common units for approximately $459 million. There is $291 million remaining as of April 27, 2017 under the current repurchase program. No units were repurchased during the first quarter of 2017.

In addition to the purchases of common units above, (1) cash was used to pay the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan and (2) cash was delivered in respect of certain awards granted pursuant to the Equity Incentive Plan and Other Exchangeable Securities. During 2017, KKR canceled equity awards representing 2.1 million common units to satisfy tax and cash-settlement obligations of $37.8 million in connection with their vesting. See "--Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 8% of a fund's total capital commitments at final closing; however, the size of our general partner commitment to certain funds pursuing newer strategies may exceed this range. The following table presents our uncalled commitments to our active investment funds as of March 31, 2017:

Uncalled Commitments
Private Markets	($ in thousands)
Americas Fund XII	$1,000,000
Asian Fund III	500,000
European Fund IV	128,600
Next Generation Technology Growth Fund	127,900
Real Estate Partners Americas	108,800
Energy Income and Growth	96,500
Global Infrastructure Investors II	74,500
Real Estate Partners Europe	52,300
North America Fund XI	33,600
Asian Fund II	25,800
Other Private Markets Vehicles	983,500
Total Private Markets Commitments	3,131,500

Public Markets
Special Situations Fund II	203,700
Lending Partners Europe	30,400
Lending Partners II	17,500
Special Situations Fund	12,000
Lending Partners	8,300
Mezzanine Partners	4,700
Other Public Markets Vehicles	114,200
Total Public Markets Commitments	390,800

Total Uncalled Commitments	$3,522,300

Other Commitments

In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities segment, and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets segment. As of March 31, 2017, these commitments amounted to $1,396.3 million and $1,027.8 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. In the case of purchases of investments or assets in our Principal Activities segment, the amount to be funded include amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

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

For the three months ended March 31, 2017 and 2016, no cash payments have been made under the tax receivable agreement. As of March 31, 2017, $4.2 million of cumulative income tax savings have been realized. See "-Liquidity-Other Liquidity Needs- Contractual Obligations, Commitments and Contingencies" for a discussion of amounts payable and cumulative cash payments made under this agreement.

Distributions
A distribution of $0.17 per common unit has been declared, which will be paid on May 23, 2017 to holders of record of common units as of the close of business on May 8, 2017. Under KKR's current distribution policy for its common units, KKR intends to make equal quarterly distributions to holders of common units in an amount of $0.17 per common unit per quarter, beginning with the financial results reported for the first quarter of 2017.
A distribution of $0.421875 per Series A Preferred Unit has been declared and set aside for payment on June 15, 2017 to holders of record of Series A Preferred Units as of the close of business on June 1, 2017. A distribution of $0.406250 per Series B Preferred Unit has been declared and set aside for payment on June 15, 2017 to holders of record of Series B Preferred Units as of the close of business on June 1, 2017.
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

Other Liquidity Needs

We may also be required to fund various underwriting, syndications and fronting commitments in our capital markets business in connection with the underwriting of loans, securities or other financial instruments, which has increased in significance in the first quarter of 2017 and may continue to be significant in future quarters. We generally expect that these commitments will be syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2017.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$6,251.3	$—	$—	$—	$6,251.3
Debt payment obligations (2)	765.8	1,231.7	1,325.4	16,080.8	19,403.7
Interest obligations on debt (3)	694.7	1,351.4	1,228.7	4,295.2	7,570.0
Underwriting commitments (4)	875.9	—	—	—	875.9
Lending commitments (5)	151.9	—	—	—	151.9
Purchase commitments (6)	1,366.1	30.2	—	—	1,396.3
Lease obligations	51.3	94.4	45.4	10.6	201.7
Corporate real estate (7)	—	292.5	—	—	292.5
Total	$10,157.0	$3,000.2	$2,599.5	$20,386.6	$36,143.3

(1)
These uncalled commitments represent amounts committed by our consolidated investment funds, which include amounts committed by KKR and our fund investors, to fund the purchase price paid for each investment made by our investment funds which are actively investing. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the pace at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See "—Liquidity—Liquidity Needs."

(2)
Amounts include (i) the 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes of $2.0 billion gross of unamortized discount, (ii) KFN 2032 Senior notes of $0.4 billion gross of unamortized discount, (iii) KFN 2042 Senior Notes of $0.1 billion (redeemed in full on April 24, 2017), net of unamortized premium, (iv) KFN Junior Subordinated Notes of $0.3 billion, gross of unamortized discount, (v) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $2.6 billion, (vi) debt securities issued by our consolidated CLOs of $9.0 billion and (vii) debt securities issued by our consolidated CMBS entities of $5.0 billion. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CLOs and CMBS entities are supported solely by the investments held at the CLO and CMBS vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2017 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2017, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)
Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)	Represents obligations in our capital markets business to lend under various revolving credit facilities.

(6)	Represents commitments of KKR and KFN to fund the purchase of various investments.

(7)
Represents the purchase price due upon delivery of a new KKR office being constructed, all or a portion of which represents construction financing obtained by the developer and may be refinanced upon delivery of the completed office.

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of March 31, 2017, a payable of $130.2 million has been recorded in due to affiliates in the condensed consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2017, approximately $24.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2017 on an unconsolidated basis before the consolidation of funds and CFEs. This table differs from the table presented above which sets forth contractual commitments on a consolidated basis principally because this table excludes the obligations of our consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$3,522.3	$—	$—	$—	$3,522.3
Debt payment obligations (2)	—	—	500.0	2,254.8	2,754.8
Interest obligations on debt (3)	151.1	298.4	250.4	2,241.8	2,941.7
Underwriting commitments (4)	875.9	—	—	—	875.9
Lending commitments (5)	151.9	—	—	—	151.9
Purchase commitments (6)	1,366.1	30.2	—	—	1,396.3
Lease obligations	51.3	94.4	45.4	10.6	201.7
Corporate real estate (7)	—	292.5	—	—	292.5
Total	$6,118.6	$715.5	$795.8	$4,507.2	$12,137.1

(1)
These uncalled commitments represent amounts committed by us to fund a portion of the purchase price paid for each investment made by our investment funds which are actively investing. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the pace at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See "—Liquidity—Liquidity Needs."

(2)
Represents the 2020 Senior Notes, 2043 Senior Notes, 2044 Senior Notes, KFN 2032 Senior Notes, KFN 2042 Senior Notes (redeemed in full on April 24, 2017) and KFN Junior Subordinated Notes which are presented gross of unamortized discounts and net of unamortized premiums. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2017 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2017, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)
Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)	Represents obligations in our capital markets business to lend under various revolving credit facilities.

(6)	Represents commitments of KKR and KFN to fund the purchase of various investments.

(7)
Represents the purchase price due upon delivery of a new KKR office being constructed in New York, all or a portion of which represents construction financing obtained by the developer and may be refinanced upon delivery of the completed office.

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of March 31, 2017, a payable of $130.2 million has been recorded in due to affiliates in the condensed consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2017, approximately $24.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

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

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of March 31, 2017, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their March 31, 2017 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,193.6 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, the principals' potential exposure has been reduced to $86.8 million as of March 31, 2017. Using valuations as of March 31, 2017, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to persons who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

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

The following discussion details certain of our critical accounting policies. For a full discussion of all critical accounting policies, please see the notes to the condensed consolidated financial statements "--Item 1. Condensed Consolidated Financial Statements (Unaudited)--Summary of Significant Accounting Policies."

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

We classified 8.2% of total investments measured and reported at fair value as Level I at March 31, 2017.

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

We classified 38.7% of total investments measured and reported at fair value as Level II at March 31, 2017.

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

We classified 53.1% of total investments measured and reported at fair value as Level III at March 31, 2017. The valuation of our Level III investments at March 31, 2017 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, we estimated probability of such a sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the total Level III private equity investment portfolio, including investments in both consolidated and unconsolidated investment funds, approximately 64% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of March 31, 2017, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for this portfolio of Level III private equity investments were 36%, 43% and 21%, respectively.

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

On a segment basis, our energy real asset investments in oil and gas producing properties as of March 31, 2017 had a fair value of approximately $573 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in investment income of $57.3 million and a decline in net income attributable to KKR & Co. L.P. of $32.4 million, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of March 31, 2017, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that investment income would have been approximately $65 million lower, resulting in a lower amount of net income attributable to KKR & Co. L.P. of approximately 56.5% of the overall decrease in investment income, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P.

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

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged by KKR with respect to most investments classified as Level III. The valuation firm either provides a valuation range from which KKR’s investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR’s valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted to their respective valuation sub-committees. As of March 31, 2017, less than 6% of the total value of our Level III credit investments are not valued with the engagement of an independent valuation firm.

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

As of March 31, 2017, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

As of March 31, 2017, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of March 31, 2017, investments which represented greater than 5% of total reportable segments investments consisted of only First Data Corporation valued at $1,191.4 million. Our investment income can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of First Data Corporation (NYSE: FDC). For the quarter ended March 31, 2017, the increase in the stock price of First Data Corporation increased economic net income on a segment basis by approximately $124 million. See "--Business Environment" for a discussion on the impact of global equity markets on our financial condition and "--Segment Balance Sheet" for additional information regarding our largest holdings on a segment basis in our Annual Report on Form 10-K.

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

Certain of our investment funds are consolidated. When a fund is consolidated, the portion of our funds' investment income that is allocable to our carried interests and capital investments is not shown in the condensed consolidated financial statements. For funds that are consolidated, all investment income (loss), including the portion of a funds' investment income (loss) that is allocable to KKR's carried interest, is included in investment income (loss) on the consolidated statements of operations. The carried interest that KKR retains in net income (loss) attributable to KKR & Co. L.P. is reflected as an adjustment to net income (loss) attributable to noncontrolling interests. However, because certain of our funds remain consolidated and because we hold a minority economic interest in these funds' investments, our share of the investment income is less than the total amount of investment income presented in the condensed consolidated financial statements for these consolidated funds.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risks during the three months ended March 31, 2017. For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 24, 2017.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of the period ended March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the period ended March 31, 2017, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The section entitled “Litigation” appearing in Note 17 “Commitments and Contingencies” of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 24, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Unit Repurchases in the First Quarter of 2017

The table below sets forth the information with respect to purchases made by or on behalf of KKR & Co. L.P. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common units during the first quarter of 2017.

Issuer Purchases of Common Units
(amounts in thousands, except unit and per unit amounts)

	Total Number of Units Purchased	Average Price Paid Per Units	Cumulative Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs(2)
Month #1 January 1, 2017 to January 31, 2017)	—	$—	31,674,162	$41,225
Month #2 (February 1, 2017 to February 28, 2017)	—	$—	31,674,162	$291,225
Month #3 (March 1, 2017 to March 31, 2017)	—	$—	31,674,162	$291,225
Total through March 31, 2017	—
Purchases subsequent to March 31, 2017:
(April 1, 2017 to April 27, 2017)	—	$—	31,674,162	$291,225
Total through April 27, 2017	—

(1) As announced On October 27, 2015 and February 9, 2017, KKR is authorized to repurchase up to $750 million in the aggregate of its outstanding common units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise.  The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units.  The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time.

In addition to the purchases of common units above, (1) cash was used to pay the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan and (2) cash was delivered in respect of certain awards granted pursuant to the Equity Incentive Plan and Other Exchangeable Securities. During 2017, KKR canceled equity awards representing 2.1 million common units to satisfy tax and cash-settlement obligations of $37.8 million in connection with their vesting, bringing cumulative cancellations of equity awards representing 7.2 million common units to satisfy tax obligations of approximately $116.7 million.

During the first quarter of 2017, 3,190,630 KKR Group Partnership Units were exchanged by (i) KKR Holdings and (ii) holders of other exchangeable securities issued in connection with the acquisition of Avoca for an equal number of our common units. This resulted in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings and holders of the other exchangeable security holders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KKR & CO. L.P.

By: KKR Management LLC
Its General Partner

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer of KKR Management LLC and authorized signatory)

DATE:	May 5, 2017

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
4.1
Indenture dated as of March 30, 2017 among KKR Financial Holdings LLC and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).

4.2
First Supplemental Indenture dated as of March 30, 2017 among KKR Financial Holdings LLC and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).

4.3	Form of 5.50% Senior Note due 2032 of KKR Financial Holdings LLC (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).
31.1
Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2
Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and March 31, 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2017 and March 31, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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