Form 10-Q
period 2017-06-30
KKR & Co. L.P.
filed 2017-08-04
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017

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

As of August 2, 2017, there were 469,983,183 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended June 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of distributions on common or preferred units of KKR, the timing, manner and volume of repurchases of common units pursuant to a repurchase program, and the expected synergies from acquisitions, reorganizations, or strategic partnerships, may constitute forward-looking statements. Forward looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the benefits and anticipated synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on February 24, 2017. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

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

Unless otherwise indicated, references in this report to our fully exchanged and diluted common units outstanding, or to our common units outstanding on a fully exchanged and diluted basis, reflect (i) actual common units outstanding, (ii) common units into which KKR Group Partnership Units not held by us are exchangeable pursuant to the terms of the exchange agreement described in this report, (iii) common units issuable in respect of exchangeable equity securities issued in connection with the acquisition of Avoca Capital ("Avoca"), and (iv) common units issuable pursuant to any equity awards actually granted from the KKR & Co. L.P. 2010 Equity Incentive Plan, which we refer to as our "Equity Incentive Plan." Our fully exchanged and diluted common units outstanding do not include (i) common units available for issuance pursuant to our Equity Incentive Plan for which equity awards have not yet been granted and (ii) common units which we have the option to issue in connection with our acquisition of additional interests in Marshall Wace.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
 (Amounts in Thousands, Except Unit Data)

	June 30, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$2,131,687	$2,508,902
Cash and Cash Equivalents Held at Consolidated Entities	1,477,009	1,624,758
Restricted Cash and Cash Equivalents	103,372	212,155
Investments	36,267,767	31,409,765
Due from Affiliates	394,717	250,452
Other Assets	2,493,529	2,996,865
Total Assets	$42,868,081	$39,002,897

Liabilities and Equity
Debt Obligations	$19,425,253	$18,544,075
Due to Affiliates	392,340	359,479
Accounts Payable, Accrued Expenses and Other Liabilities	3,508,129	2,981,260
Total Liabilities	23,325,722	21,884,814

Commitments and Contingencies

Redeemable Noncontrolling Interests	512,481	632,348

Equity
Series A Preferred Units (13,800,000 units issued and outstanding as of June 30, 2017 and December 31, 2016)	332,988	332,988
Series B Preferred Units (6,200,000 units issued and outstanding as of June 30, 2017 and December 31, 2016)	149,566	149,566
KKR & Co. L.P. Capital - Common Unitholders (469,968,183 and 452,380,335 common units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	6,212,556	5,457,279
Total KKR & Co. L.P. Partners' Capital	6,695,110	5,939,833
Noncontrolling Interests	12,334,768	10,545,902
Total Equity	19,029,878	16,485,735
Total Liabilities and Equity	$42,868,081	$39,002,897

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued) (UNAUDITED)
 (Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities (“VIEs”) as of June 30, 2017 and December 31, 2016. KKR's consolidated VIEs consist primarily of certain collateralized financing entities (“CFEs”) holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS”) and certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR’s general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR’s beneficial interest therein and any fees generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	June 30, 2017
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,027,597	$449,412	$1,477,009
Restricted Cash and Cash Equivalents	—	67,629	67,629
Investments	15,286,680	8,731,362	24,018,042
Due from Affiliates	—	7,030	7,030
Other Assets	156,010	169,497	325,507
Total Assets	$16,470,287	$9,424,930	$25,895,217

Liabilities
Debt Obligations	$14,740,575	$961,452	$15,702,027
Accounts Payable, Accrued Expenses and Other Liabilities	957,248	196,573	1,153,821
Total Liabilities	$15,697,823	$1,158,025	$16,855,848

	December 31, 2016
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,158,641	$466,117	$1,624,758
Restricted Cash and Cash Equivalents	86,777	95,105	181,882
Investments	13,950,897	8,979,341	22,930,238
Due from Affiliates	—	5,555	5,555
Other Assets	153,283	430,326	583,609
Total Assets	$15,349,598	$9,976,444	$25,326,042

Liabilities
Debt Obligations	$13,858,288	$1,612,799	$15,471,087
Accounts Payable, Accrued Expenses and Other Liabilities	722,714	316,121	1,038,835
Total Liabilities	$14,581,002	$1,928,920	$16,509,922

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Fees and Other	$931,788	$576,757	$1,647,740	$739,562

Expenses
Compensation and Benefits	462,841	296,412	865,804	421,901
Occupancy and Related Charges	14,032	16,188	28,883	32,754
General, Administrative and Other	152,855	110,618	275,055	276,886
Total Expenses	629,728	423,218	1,169,742	731,541

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	418,428	9,168	976,876	(726,055)
Dividend Income	69,446	31,669	79,370	94,882
Interest Income	295,718	266,213	576,698	496,689
Interest Expense	(198,590)	(181,313)	(385,444)	(352,707)
Total Investment Income (Loss)	585,002	125,737	1,247,500	(487,191)

Income (Loss) Before Taxes	887,062	279,276	1,725,498	(479,170)

Income Tax / (Benefit)	18,538	6,045	59,080	7,935

Net Income (Loss)	868,524	273,231	1,666,418	(487,105)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	22,387	1,533	43,320	1,495
Net Income (Loss) Attributable to Noncontrolling Interests	432,150	172,115	941,427	(258,244)
Net Income (Loss) Attributable to KKR & Co. L.P.	413,987	99,583	681,671	(230,356)

Net Income Attributable to Series A Preferred Unitholders	5,822	5,693	11,644	5,693
Net Income Attributable to Series B Preferred Unitholders	2,519	—	5,038	—

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$405,646	$93,890	$664,989	$(236,049)

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.87	$0.21	$1.45	$(0.53)
Diluted	$0.81	$0.19	$1.33	$(0.53)
Weighted Average Common Units Outstanding
Basic	466,170,025	448,221,538	459,967,395	449,241,840
Diluted	501,177,423	481,809,612	498,943,294	449,241,840

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income (Loss)	$868,524	$273,231	$1,666,418	$(487,105)

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	20,520	(10,207)	37,096	(1,773)

Comprehensive Income (Loss)	889,044	263,024	1,703,514	(488,878)

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	22,387	1,533	43,320	1,495
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	441,638	165,664	961,747	(261,109)

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$425,019	$95,827	$698,447	$(229,264)

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
 (Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2016	457,834,875	$5,575,981	$(28,799)	$5,547,182	$—	$—	$43,731,774	$49,278,956	$188,629
Net Income (Loss)		(236,049)		(236,049)	5,693		(258,244)	(488,600)	1,495
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			1,092	1,092			(2,865)	(1,773)
Deconsolidation of Funds				—			(34,240,240)	(34,240,240)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	2,668,200	31,532	(268)	31,264			(31,264)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		(3,981)	(131)	(4,112)				(4,112)
Net Delivery of Common Units - Equity Incentive Plan	5,104,131	(28,234)		(28,234)				(28,234)
Equity Based Compensation		97,987		97,987			26,493	124,480
Unit Repurchases	(19,403,655)	(265,218)		(265,218)				(265,218)
Equity Issued in connection with Preferred Unit Offering				—	332,988	149,566		482,554
Capital Contributions				—			1,454,761	1,454,761	167,000
Capital Distributions		(142,310)		(142,310)	(5,693)		(820,255)	(968,258)	(17,487)
Balance at June 30, 2016	446,203,551	$5,029,708	$(28,106)	$5,001,602	$332,988	$149,566	$9,860,160	$15,344,316	$339,637

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2017	452,380,335	$5,506,375	$(49,096)	$5,457,279	$332,988	$149,566	$10,545,902	$16,485,735	$632,348
Net Income (Loss)		664,989		664,989	11,644	5,038	941,427	1,623,098	43,320
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			16,776	16,776			20,320	37,096
Changes in Consolidation				—			(71,657)	(71,657)	(315,057)
Transfer of interests under common control (See Note 15)		12,269	(1,988)	10,281			(10,281)	—
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	11,361,012	154,789	(1,315)	153,474			(153,474)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units		2,605	424	3,029				3,029
Net Delivery of Common Units - Equity Incentive Plan	6,226,836	(37,304)		(37,304)				(37,304)
Equity Based Compensation		94,919		94,919			104,057	198,976
Unit Repurchases				—				—
Capital Contributions				—			1,759,873	1,759,873	152,222
Capital Distributions		(150,887)		(150,887)	(11,644)	(5,038)	(801,399)	(968,968)	(352)
Balance at June 30, 2017	469,968,183	$6,247,755	$(35,199)	$6,212,556	$332,988	$149,566	$12,334,768	$19,029,878	$512,481

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net Income (Loss)	$1,666,418	$(487,105)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	198,976	124,480
Net Realized (Gains) Losses on Investments	(44,752)	(65,488)
Change in Unrealized (Gains) Losses on Investments	(932,124)	791,543
Carried Interest Allocated as a result of Changes in Fund Fair Value	(886,776)	(187,831)
Other Non-Cash Amounts	31,186	1,234
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	199,676	(767,808)
Change in Due from / to Affiliates	(124,400)	(95,261)
Change in Other Assets	146,267	32,777
Change in Accounts Payable, Accrued Expenses and Other Liabilities	883,099	250,666
Investments Purchased	(22,853,278)	(7,386,747)
Proceeds from Investments	19,852,232	6,598,621
Net Cash Provided (Used) by Operating Activities	(1,863,476)	(1,190,919)

Investing Activities
Change in Restricted Cash and Cash Equivalents	108,783	80,345
Purchase of Fixed Assets	(48,239)	(3,784)
Development of Oil and Natural Gas Properties	(1,111)	(1,190)
Net Cash Provided (Used) by Investing Activities	59,433	75,371

Financing Activities
Distributions to Partners	(150,887)	(142,310)
Distributions to Redeemable Noncontrolling Interests	(352)	(17,487)
Contributions from Redeemable Noncontrolling Interests	152,222	167,000
Distributions to Noncontrolling Interests	(801,399)	(820,255)
Contributions from Noncontrolling Interests	1,755,608	1,027,774
Issuance of Preferred Units (net of issuance costs)	—	482,554
Preferred Unit Distributions	(16,682)	(5,693)
Net Delivery of Common Units - Equity Incentive Plan	(37,304)	(28,234)
Unit Repurchases	—	(265,218)
Proceeds from Debt Obligations	5,297,648	3,404,624
Repayment of Debt Obligations	(4,763,930)	(2,219,243)
Financing Costs Paid	(8,096)	(3,229)
Net Cash Provided (Used) by Financing Activities	1,426,828	1,580,283

Net Increase/(Decrease) in Cash and Cash Equivalents	(377,215)	464,735
Cash and Cash Equivalents, Beginning of Period	2,508,902	1,047,740
Cash and Cash Equivalents, End of Period	$2,131,687	$1,512,475

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$369,666	$327,682
Payments for Income Taxes	$22,828	$13,448
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$198,976	$124,480
Non-Cash Contributions from Noncontrolling Interests	$4,265	$426,987
Debt Obligations - Net Gains (Losses), Translation and Other	$(352,664)	$(337,316)
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$3,029	$(4,112)

Changes in Consolidation and Other
Cash and Cash Equivalents Held at Consolidated Entities	$(2,244)	$(270,458)
Restricted Cash and Cash Equivalents	$—	$(54,064)
Investments	$(174,906)	$(35,686,489)
Due From Affiliates	$(3,536)	$147,427
Other Assets	$(298,097)	$(532,226)
Debt Obligations	$—	$(2,355,305)
Due to Affiliates	$—	$329,083
Accounts Payable, Accrued Expenses and Other Liabilities	$(114,573)	$(129,348)
Noncontrolling Interests	$(71,657)	$(34,240,240)
Redeemable Noncontrolling Interests	$(315,057)	$—

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All Amounts in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION

KKR & Co. L.P. (NYSE: KKR), together with its consolidated subsidiaries (“KKR”), is a leading global investment firm that manages multiple alternative asset classes including private equity, energy, infrastructure, real estate, credit and, through its strategic partners, hedge funds. KKR aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR's portfolio companies. KKR invests its own capital alongside its partners' capital and provides financing solutions and investment opportunities through its capital markets business.

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of June 30, 2017, KKR & Co. L.P. held approximately 57.8% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 42.2% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues or repurchases KKR & Co. L.P. common units. The KKR Group Partnerships also have outstanding equity interests that provide for the carry pool and preferred units with economic terms that mirror the preferred units issued by KKR & Co. L.P.

PAAMCO Prisma

On June 1, 2017, KKR completed its previously announced transaction to combine Pacific Alternative Asset Management Company, LLC (“PAAMCO”) and Prisma Capital Partners LP (“Prisma”), formerly known as KKR Prisma or KKR’s hedge fund solutions platform, to create PAAMCO Prisma Holdings, LLC ("PAAMCO Prisma"). PAAMCO Prisma is a leading liquid alternatives investment firm, which operates independently from KKR.

In connection with this transaction, KKR contributed $114.1 million of net assets, including intangible assets and an allocation of goodwill, in exchange for a 39.9% equity interest in PAAMCO Prisma and the right to receive certain payments from PAAMCO Prisma, the collective fair value of which was $131.6 million. KKR reports its investment in PAAMCO Prisma using the equity method of accounting. See Note 16 "Goodwill and Intangible Assets."

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

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at the beginning of the period	$4,491,197	$3,998,930	$4,293,337	$4,347,153
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (1)	305,280	73,400	521,712	(198,175)
Other comprehensive income (loss), net of tax (2)	8,833	(3,998)	13,753	(268)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (3)	(104,797)	(1,598)	(140,701)	(30,978)
Equity based compensation	42,964	9,041	104,057	19,647
Capital contributions	2,913	69	2,950	138
Capital distributions	(62,717)	(57,539)	(119,354)	(119,212)
Transfer of interests under common control (See Note 15 "Equity")	—	—	7,919	—
Balance at the end of the period	$4,683,673	$4,018,305	$4,683,673	$4,018,305

(1)	Refer to the table below for calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(2)	Calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

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
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$868,524	$273,231	$1,666,418	$(487,105)
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	22,387	1,533	43,320	1,495
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	126,870	98,715	419,715	(60,069)
Less: Net income (loss) attributable to Series A and Series B Preferred Unitholders	8,341	5,693	16,682	5,693
Plus: Income tax / (benefit) attributable to KKR Management Holdings Corp.	5,348	(2,178)	24,508	(11,563)
Net income (loss) attributable to KKR & Co. L.P. Common Unitholders and KKR Holdings	$716,274	$165,112	$1,211,209	$(445,787)

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$305,280	$73,400	$521,712	$(198,175)

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

Equity Method

For certain investments in entities over which KKR exercises significant influence but which do not meet the requirements for consolidation and for which KKR has not elected the fair value option, KKR uses the equity method of accounting. KKR’s share of earnings (losses) from these investments is reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. For equity method investments, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of June 30, 2017, equity method investees for which KKR reports financial results on a quarter lag include Marshall Wace LLP and USI, Inc. KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

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

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies principally on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged by KKR with respect to investments classified as Level III. The valuation firm either provides a value, or provides a valuation range from which KKR’s investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR’s valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted to their respective valuation sub-committees.

KKR has a global valuation committee comprised of senior employees including investment professionals and professionals from business operations functions, and includes one of KKR's Co-Presidents and Co-Chief Operating Officers and its Chief Financial Officer, General Counsel and Chief Compliance Officer. The global valuation committee is assisted by valuation sub-committees and investment professionals for each business strategy. All preliminary Level III valuations are reviewed and approved by the valuation sub-committees for private equity, real estate, energy and infrastructure, and credit, as applicable. For periods prior to the completion of the PAAMCO Prisma transaction, when Level III valuations were required to be performed on hedge fund investments, a valuation sub-committee for hedge funds reviewed these valuations. The valuation sub-committees are responsible for the review and approval of valuations in their respective business lines on a quarterly basis. The members of the valuation sub-committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments.

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

For the three and six months ended June 30, 2017 and 2016, respectively, fees and other consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Management Fees	$177,269	$159,569	$338,451	$315,899
Transaction Fees	156,472	67,452	400,130	164,720
Monitoring Fees	66,586	47,918	103,355	76,021
Fee Credits	(48,677)	(37,152)	(136,755)	(59,531)
Carried Interest	551,003	304,787	886,776	187,831
Incentive Fees	845	4,253	1,118	2,245
Oil and Gas Revenue	17,382	18,225	34,655	31,786
Consulting Fees	10,908	11,705	20,010	20,591
Total Fees and Other	$931,788	$576,757	$1,647,740	$739,562

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers Topic 606 (“ASU 2014-09”) which has subsequently been amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12. These ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue recorded under ASU 2014-09 will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. A full retrospective or modified retrospective approach is required.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. KKR is currently evaluating the impact of this guidance on the financial statements.

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

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). This guidance amends the amortization period for certain purchased callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. The guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted and the guidance when adopted should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. KKR is currently evaluating the impact of this guidance on the financial statements.

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

The following tables summarize total Net Gains (Losses) from Investment Activities for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$21,253	$291,748	$313,001	$200,003	$(237,407)	$(37,404)
Credit and Other (1)	(363,791)	256,371	(107,420)	18,338	(123,115)	(104,777)
Investments of Consolidated CFEs (1)	(3,777)	15,064	11,287	(183,816)	287,866	104,050
Real Assets (1)	(61,747)	170,593	108,846	—	119,365	119,365
Foreign Exchange Forward Contracts and Options (2)	8,082	(184,118)	(176,036)	(17,186)	34,799	17,613
Securities Sold Short (2)	258,924	9,398	268,322	(16,133)	(22,553)	(38,686)
Other Derivatives (2)	(119)	(706)	(825)	(1,876)	21,253	19,377
Debt Obligations and Other (3)	39,763	(38,510)	1,253	109,441	(179,811)	(70,370)
Net Gains (Losses) From Investment Activities	$(101,412)	$519,840	$418,428	$108,771	$(99,603)	$9,168

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$128,066	$295,036	$423,102	$197,876	$(449,768)	$(251,892)
Credit and Other (1)	(586,199)	704,617	118,418	(22,166)	(360,165)	(382,331)
Investments of Consolidated CFEs (1)	(4,880)	28,047	23,167	(220,805)	507,050	286,245
Real Assets (1)	(58,687)	177,391	118,704	12,355	(3,773)	8,582
Foreign Exchange Forward Contracts and Options (2)	18,068	(242,381)	(224,313)	575	(11,401)	(10,826)
Securities Sold Short (2)	505,711	51,668	557,379	(974)	(39,888)	(40,862)
Other Derivatives (2)	(5,879)	(5,553)	(11,432)	(18,389)	25,609	7,220
Debt Obligations and Other (3)	48,552	(76,701)	(28,149)	117,016	(459,207)	(342,191)
Net Gains (Losses) From Investment Activities	$44,752	$932,124	$976,876	$65,488	$(791,543)	$(726,055)

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."

4. INVESTMENTS

Investments consist of the following:

	June 30, 2017	December 31, 2016
Private Equity	$3,847,420	$2,915,667
Credit	5,553,692	4,847,936
Investments of Consolidated CFEs	15,286,680	13,950,897
Real Assets	2,457,053	1,807,128
Equity Method	3,536,324	2,728,995
Carried Interest	2,776,470	2,384,177
Other	2,810,128	2,774,965
Total Investments	$36,267,767	$31,409,765

As of June 30, 2017 and December 31, 2016, there were no investments which represented greater than 5% of total investments. In addition, as of June 30, 2017 and December 31, 2016, investments totaling $17.8 billion and $16.1 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 10 “Debt Obligations.” The majority of the securities underlying private equity investments represent equity securities.

Carried Interest

Carried interest allocated to the general partner in respect of performance of investment funds that are not consolidated were as follows:

Balance at December 31, 2016	$2,384,177
Carried Interest Allocated as a result of Changes in Fund Fair Value	886,776
Cash Proceeds Received	(494,483)
Balance at June 30, 2017	$2,776,470

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR's assets and liabilities by the fair value hierarchy. Carried Interest and Equity Method Investments for which the fair value option has not been elected have been excluded from the tables below.

Assets, at fair value:

	June 30, 2017
	Level I	Level II	Level III		Total
Private Equity	$1,384,889	$68,033	$2,394,498		$3,847,420
Credit	—	1,688,622	3,865,070		5,553,692
Investments of Consolidated CFEs	—	9,839,430	5,447,250		15,286,680
Real Assets	—	33,634	2,423,419		2,457,053
Equity Method	—	207,577	571,575		779,152
Other	1,001,303	37,198	1,771,627		2,810,128
Total	2,386,192	11,874,494	16,473,439		30,734,125

Foreign Exchange Contracts and Options	—	113,147	—		113,147
Other Derivatives	—	7,112	57,354	(1)	64,466
Total Assets	$2,386,192	$11,994,753	$16,530,793		$30,911,738

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

	December 31, 2016
	Level I	Level II	Level III	Total
Private Equity	$1,240,108	$116,000	$1,559,559	$2,915,667
Credit	—	1,557,575	3,290,361	4,847,936
Investments of Consolidated CFEs	—	8,544,677	5,406,220	13,950,897
Real Assets	—	—	1,807,128	1,807,128
Equity Method	—	220,896	570,522	791,418
Other	994,677	12,715	1,767,573	2,774,965
Total	2,234,785	10,451,863	14,401,363	27,088,011

Foreign Exchange Contracts and Options	—	240,627	—	240,627
Other Derivatives	—	81,593	—	81,593
Total Assets	$2,234,785	$10,774,083	$14,401,363	$27,410,231

Liabilities, at fair value:

	June 30, 2017
	Level I	Level II	Level III		Total
Securities Sold Short	$583,665	$—	$—		$583,665
Foreign Exchange Contracts and Options	—	176,400	—		176,400
Unfunded Revolver Commitments	—	—	16,533	(1)	16,533
Other Derivatives	—	28,271	50,400	(2)	78,671
Debt Obligations of Consolidated CFEs	—	9,407,372	5,333,203		14,740,575
Total Liabilities	$583,665	$9,612,043	$5,400,136		$15,595,844

(1)	These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(2)
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

The following tables summarize changes in investments and debt obligations reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30, 2017
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$2,001,204	$3,903,023	$5,426,552	$2,045,587	$593,227	$1,806,381	$15,775,974	$5,313,570
Transfers Out Due to Deconsolidation of Funds	—	—	—	—	—	—	—	—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	—	—	—
Asset Purchases / Debt Issuances	394,861	347,036	—	354,950	1,576	208,385	1,306,808	—
Sales / Paydowns	(149,854)	(549,466)	(8,995)	(85,964)	(8,300)	(134,608)	(937,187)	—
Settlements	—	30,200	—	—	—	—	30,200	(8,995)
Net Realized Gains (Losses)	689	(93,386)	—	(61,747)	626	(3,911)	(157,729)	—
Net Unrealized Gains (Losses)	147,598	224,757	29,693	170,593	(15,554)	(104,620)	452,467	28,628
Change in Other Comprehensive Income	—	2,906	—	—	—	—	2,906	—
Balance, End of Period	$2,394,498	$3,865,070	$5,447,250	$2,423,419	$571,575	$1,771,627	$16,473,439	$5,333,203

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$147,598	$127,361	$29,693	$100,146	$(15,554)	$(104,620)	$284,624	$28,628

	Three Months Ended June 30, 2016
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$1,313,701	$4,256,576	$5,550,482	$1,426,693	$455,945	$504,326	$13,507,723	$5,447,158
Transfers Out Due to Deconsolidation of Funds	(49,350)	(1,643,833)	—	—	—	1,041,980	(651,203)	—
Transfers In	—	41,303	—	58,537	—	—	99,840	—
Transfers Out	(96,640)	(760)	—	—	—	—	(97,400)	—
Asset Purchases / Debt Issuances	18,535	210,044	—	229,252	10,761	169,744	638,336	—
Sales / Paydowns	—	(193,970)	(7,639)	(14,138)	(2,826)	(75,290)	(293,863)	—
Settlements	—	48,931	—	—	—	—	48,931	(7,639)
Net Realized Gains (Losses)	—	(19,986)	—	—	—	17,198	(2,788)	—
Net Unrealized Gains (Losses)	45,622	(20,429)	72,499	119,365	13,339	(162,261)	68,135	66,762
Change in Other Comprehensive Income	—	(5,697)	—	—	—	—	(5,697)	—
Balance, End of Period	$1,231,868	$2,672,179	$5,615,342	$1,819,709	$477,219	$1,495,697	$13,312,014	$5,506,281

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$45,622	$(20,429)	$72,499	$119,365	$13,339	$(186,011)	$44,385	$66,762

	Six Months Ended June 30, 2017
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$1,559,559	$3,290,361	$5,406,220	$1,807,128	$570,522	$1,767,573	$14,401,363	$5,294,741
Transfers Out Due to Deconsolidation of Funds	—	(95,962)	—	—	—	—	(95,962)	—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	(1,496)	(1,496)	—
Asset Purchases / Debt Issuances	824,505	943,898	—	605,228	11,132	223,504	2,608,267	—
Sales / Paydowns	(172,483)	(718,324)	(17,935)	(107,641)	(20,978)	(142,736)	(1,180,097)	—
Settlements	—	19,125	—	—	—	—	19,125	(17,935)
Net Realized Gains (Losses)	689	(102,629)	—	(58,687)	626	(23,441)	(183,442)	—
Net Unrealized Gains (Losses)	182,228	504,796	58,965	177,391	10,273	(51,777)	881,876	56,397
Change in Other Comprehensive Income	—	23,805	—	—	—	—	23,805	—
Balance, End of Period	$2,394,498	$3,865,070	$5,447,250	$2,423,419	$571,575	$1,771,627	$16,473,439	$5,333,203

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$182,228	$407,400	$58,965	$106,944	$10,273	$(51,777)	$714,033	$56,397

	Six Months Ended June 30, 2016
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$18,903,538	$5,012,355	$—	$4,048,281	$891,606	$2,581,188	$31,436,968	$—
Transfers Out Due to Deconsolidation of Funds	(17,856,098)	(2,354,181)	—	(2,628,999)	—	(984,813)	(23,824,091)	—
Transfers In	—	43,750	4,343,829	—	—	—	4,387,579	4,272,081
Transfers Out	(104,000)	(760)	—	—	(311,270)	—	(416,030)	—
Asset Purchases / Debt Issuances	254,076	554,099	1,026,801	453,771	18,992	203,670	2,511,409	990,450
Sales / Paydowns	—	(480,074)	(14,917)	(72,757)	(60,386)	(130,818)	(758,952)	—
Settlements	—	50,178	—	—	—	—	50,178	(14,917)
Net Realized Gains (Losses)	—	(8,595)	—	12,355	(1,991)	(7,415)	(5,646)	—
Net Unrealized Gains (Losses)	34,352	(142,137)	259,629	7,058	(59,732)	(166,115)	(66,945)	258,667
Change in Other Comprehensive Income	—	(2,456)	—	—	—	—	(2,456)	—
Balance, End of Period	$1,231,868	$2,672,179	$5,615,342	$1,819,709	$477,219	$1,495,697	$13,312,014	$5,506,281

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$34,352	$(142,137)	$259,629	$7,058	$(59,732)	$(189,865)	$(90,695)	$258,667

Total realized and unrealized gains and losses recorded for Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations.

The following table summarizes the fair value transfers between fair value levels for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Assets, at fair value:
Transfers from Level I to Level II (1)	$—	$73,600	$—	$73,600
Transfers from Level II to Level III (2)	$—	$99,840	$—	$4,387,579
Transfers from Level III to Level II (3)	$—	$760	$—	$312,030
Transfers from Level III to Level I (4)	$—	$96,640	$1,496	$104,000

Liabilities, at fair value:
Transfers from Level II to Level III (5)	$—	$—	$—	$4,272,081

(1)
Transfers out of Level I into Level II are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)
Transfers out of Level II into Level III are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(3)
Transfers out of Level III into Level II are principally attributable to certain investments that experienced a higher level of market activity during the period and thus were valued using observable inputs.

(4)	Transfers out of Level III into Level I are attributable to portfolio companies that are valued using their publicly traded market price.

(5)
Transfers out of Level II into Level III are principally attributable to debt obligations of CMBS vehicles due to an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments and debt obligations that are measured at fair value and categorized within Level III as of June 30, 2017:

	Fair Value June 30, 2017		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$2,394,498

Private Equity	$1,131,550		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.2%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	48.1%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	49.3%	25.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	2.6%	0.0% - 50.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	13.5x	5.9x - 26.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.0x	5.7x - 25.7x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	9.8%	6.8% - 19.3%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.6x	6.0x - 13.4x	Increase

Growth Equity	$1,262,948		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	13.8%	10.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	31.3%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	9.9%	0.0% - 75.0%	(5)
				Weight Ascribed to Milestones	58.8%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	53.2%	30.0% - 80.0%	Increase
				Downside	22.7%	10.0% - 40.0%	Decrease
				Upside	24.1%	10.0% - 40.0%	Increase

Credit	$3,865,070		Yield Analysis	Yield	11.3%	3.4% - 37.5%	Decrease
				Net Leverage	5.9x	0.3x - 19.3x	Decrease
				EBITDA Multiple	10.9x	0.1x - 18.4	Increase

Investments of Consolidated CFEs	$5,447,250	(9)
Debt Obligations of Consolidated CFEs	$5,333,203		Discounted cash flow	Yield	5.4%	1.9% - 27.1%	Decrease

Real Assets	$2,423,419	(10)

Energy	$1,267,241		Discounted cash flow	Weighted Average Cost of Capital	10.7%	9.6% - 16.9%	Decrease
				Average Price Per BOE (8)	$36.05	$30.34 - $39.39	Increase

Real Estate	$952,096		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	34.2%	0.0% - 75.0%	(7)
				Weight Ascribed to Discounted Cash Flow	65.8%	25.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	5.8%	2.9% - 12.0%	Decrease
			Discounted cash flow	Unlevered Discount Rate	9.1%	4.5% - 20.0%	Decrease

Other	$1,771,627		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.6%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	27.2%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	46.8%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	26.0%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.6x	0.1x - 17.7x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.9x	0.6x - 13.7x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	11.1%	5.6% - 16.5%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	6.9x	2.2x - 9.0x	Increase

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

(10)
Includes one Infrastructure investment for $204.1 million that was valued using a discounted cash flow analysis. The significant inputs used included the weighted average cost of capital 7.9% and the enterprise value/LTM EBITDA Exit Multiple 12.0x.

The table above excludes equity method investments in the amount of $571.6 million, comprised primarily of interests in real estate joint ventures, which were valued using Level III value methodologies which are generally the same as those shown for real estate investments.

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

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2017	December 31, 2016
Assets
Private Equity	$576,936	$96,721
Credit	2,804,341	1,392,525
Investments of Consolidated CFEs	15,286,680	13,950,897
Real Assets	331,410	247,376
Equity Method	779,152	791,418
Other	387,040	240,343
Total	$20,165,559	$16,719,280

Liabilities
Debt Obligations of Consolidated CFEs	$14,740,575	$13,858,288
Total	$14,740,575	$13,858,288

The following tables present the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected for the three and six months ended, June 30, 2017 and 2016, respectively:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$689	$40,133	$40,822	$—	$846	$846
Credit	(169,500)	28,968	(140,532)	10,213	3,603	13,816
Investments of Consolidated CFEs	(3,777)	15,064	11,287	(183,816)	287,866	104,050
Real Assets	30	40,822	40,852	—	5,355	5,355
Equity Method	626	(23,408)	(22,782)	—	(7,804)	(7,804)
Other	(3,346)	(4,471)	(7,817)	—	(8,495)	(8,495)
Total	$(175,278)	$97,108	$(78,170)	$(173,603)	$281,371	$107,768

Liabilities
Debt Obligations of Consolidated CFEs	35,621	(43,915)	(8,294)	102,542	(179,707)	(77,165)
Total	$35,621	$(43,915)	$(8,294)	$102,542	$(179,707)	$(77,165)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$689	$40,495	$41,184	$—	$(2,298)	$(2,298)
Credit	(408,598)	84,838	(323,760)	5,017	(42,038)	(37,021)
Investments of Consolidated CFEs	(4,880)	28,047	23,167	(220,805)	507,050	286,245
Real Assets	(186)	47,610	47,424	—	10,595	10,595
Equity Method	626	(3,046)	(2,420)	(1,991)	(101,097)	(103,088)
Other	(22,145)	12,810	(9,335)	(1,816)	(18,997)	(20,813)
Total	$(434,494)	$210,754	$(223,740)	$(219,595)	$353,215	$133,620

Liabilities
Debt Obligations of Consolidated CFEs	40,446	(54,973)	(14,527)	102,542	(447,163)	(344,621)
Total	$40,446	$(54,973)	$(14,527)	$102,542	$(447,163)	$(344,621)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three and six months ended June 30, 2017 and 2016, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$405,646	$93,890	$664,989	$(236,049)

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	466,170,025	448,221,538	459,967,395	449,241,840
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$0.87	$0.21	$1.45	$(0.53)

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	466,170,025	448,221,538	459,967,395	449,241,840
Weighted Average Unvested Common Units and Other Exchangeable Securities	35,007,398	33,588,074	38,975,899	—
Weighted Average Common Units Outstanding - Diluted	501,177,423	481,809,612	498,943,294	449,241,840
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$0.81	$0.19	$1.33	$(0.53)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted Average KKR Holdings Units Outstanding	346,473,324	358,728,334	349,513,066	359,522,981

For the three and six months ended June 30, 2017 and 2016, KKR Holdings units have been excluded from the calculation of Net Income (Loss) attributable to KKR & Co. L.P. per common unit - diluted since the exchange of these units would not dilute KKR’s respective ownership interests in the KKR Group Partnerships.

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	June 30, 2017	December 31, 2016
Unsettled Investment Sales (1)	$133,493	$144,600
Receivables	333,976	49,279
Due from Broker (2)	497,265	1,084,602
Oil & Gas Assets, net (3)	264,256	276,694
Deferred Tax Assets, net	277,317	286,948
Interest Receivable	201,157	158,511
Fixed Assets, net (4)	322,968	283,262
Foreign Exchange Contracts and Options (5)	113,147	240,627
Intangible Assets, net (6)	19,320	135,024
Goodwill (6)	83,500	89,000
Derivative Assets	64,466	81,593
Deferred Transaction Related Expenses	41,571	17,688
Prepaid Taxes	45,479	46,996
Prepaid Expenses	15,188	17,761
Deferred Financing Costs	10,318	10,507
Other	70,108	73,773
Total	$2,493,529	$2,996,865

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization.

(4)
Net of accumulated depreciation and amortization of $149,694 and $141,911 as of June 30, 2017 and December 31, 2016, respectively. Depreciation and amortization expense of $3,867 and $3,988 for the three months ended June 30, 2017 and 2016, respectively, and $8,064 and $7,904 for the six months ended June 30, 2017 and 2016, respectively, is included in General, Administrative and Other in the accompanying condensed consolidated statements of operations.

(5)	Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments.

(6)	See Note 16 “Goodwill and Intangible Assets.”

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2017	December 31, 2016
Amounts Payable to Carry Pool (1)	$1,152,015	$987,994
Unsettled Investment Purchases (2)	913,528	722,076
Securities Sold Short (3)	583,665	647,234
Derivative Liabilities	78,671	100,015
Accrued Compensation and Benefits	181,255	20,764
Interest Payable	148,847	114,894
Foreign Exchange Contracts and Options (4)	176,400	75,218
Accounts Payable and Accrued Expenses	128,341	114,854
Deferred Rent	20,053	19,144
Taxes Payable	25,518	12,514
Redemptions Payable	—	4,021
Due to Broker (5)	—	83,206
Other Liabilities	99,836	79,326
Total	$3,508,129	$2,981,260

(1)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

Investments in Unconsolidated Investment Funds

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR’s maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest, which was approximately $4.2 billion at June 30, 2017. Accordingly, disaggregation of KKR’s involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of June 30, 2017, KKR's commitments to these unconsolidated investment funds was $2.8 billion. KKR has not provided any financial support other than its obligated amount as of June 30, 2017.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR’s investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the consolidated statements of financial condition. KKR earns management fees, including subordinated collateral management fees, for managing the collateral of the CLO vehicles. As of June 30, 2017, combined assets under management in the pools of unconsolidated CLO vehicles were $0.7 billion. KKR’s maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $1.2 million as of June 30, 2017. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

As of June 30, 2017 and December 31, 2016, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	June 30, 2017	December 31, 2016
Investments	$4,230,381	$3,632,162
Due from (to) Affiliates, net	42,416	(60,604)
Maximum Exposure to Loss	$4,272,797	$3,571,558

10. DEBT OBLIGATIONS

KKR borrows and enters into credit agreements and issues debt for its general operating and investment purposes. Additionally, certain of KKR's consolidated investment funds borrow to meet financing needs of their operating and investing activities. KKR consolidates and reports KFN's debt obligations which are non-recourse to KKR beyond the assets of KFN.

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

KKR’s borrowings consisted of the following:

	June 30, 2017				December 31, 2016
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	488,256	—	—		500,000	—	—
KCM Short-Term Credit Agreement	750,000	—	—		—	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (1)	—	498,097	560,675	(10)	—	497,804	562,960	(10)
KKR Issued 5.500% Notes Due 2043 (2)	—	491,327	554,950	(10)	—	491,158	502,800	(10)
KKR Issued 5.125% Notes Due 2044 (3)	—	990,192	1,058,750	(10)	—	990,009	955,240	(10)
KFN Issued 5.500% Notes Due 2032 (4)	—	367,728	378,417		—	—	—
KFN Issued 7.500% Notes Due 2042 (5)	—	—	—		—	123,008	116,699	(11)
KFN Issued Junior Subordinated Notes (6)	—	235,330	201,365		—	250,154	210,084
Other Consolidated Debt Obligations:
Fund Financing Facilities and Other (7)	2,643,471	2,102,004	2,102,004	(12)	2,039,532	2,333,654	2,333,654	(12)
CLO Senior Secured Notes (8)	—	9,132,461	9,132,461		—	8,279,812	8,279,812
CLO Subordinated Notes (8)	—	274,911	274,911		—	283,735	283,735
CMBS Debt Obligations (9)	—	5,333,203	5,333,203		—	5,294,741	5,294,741
	$4,881,727	$19,425,253	$19,596,736		$3,539,532	$18,544,075	$18,539,725

(1)
$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $1.2 million and $1.4 million as of June 30, 2017 and December 31, 2016, respectively.

(2)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $3.8 million and $3.9 million as of June 30, 2017 and December 31, 2016, respectively.

(3)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of i) unamortized note discount (net of premium) and ii) unamortized debt issuance costs of $8.5 million and $8.6 million as of June 30, 2017 and December 31, 2016, respectively.

(4)
KKR consolidates KFN and thus reports KFN’s outstanding $375 million aggregate principal amount of 5.500% senior unsecured notes due 2032. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $4.7 million as of June 30, 2017. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(5)
KKR consolidates KFN and thus reports KFN’s outstanding $115 million aggregate principal amount of 7.500% senior notes due 2042. These senior notes were redeemed in April 2017. Borrowing outstanding is presented net of unamortized note premium as of December 31, 2016.

(6)
KKR consolidates KFN and thus reports KFN’s outstanding $264.8 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 3.6% and the weighted average years to maturity is 19.5 years as of June 30, 2017. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(7)
Certain of KKR’s consolidated investment funds have entered into financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners. The weighted average interest rate is 2.6% and 2.4% as of June 30, 2017 and December 31, 2016, respectively. In addition, the weighted average years to maturity is 4.0 years and 2.4 years as of June 30, 2017 and December 31, 2016, respectively.

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

Revolving Credit Facilities

KCM Short-Term Credit Agreement

On June 29, 2017, KKR Capital Markets entered into a 364-day revolving credit agreement (the “KCM Short-Term Credit Agreement”) with a major financial institution for use in KKR’s capital markets business. This financial institution also provides the existing KCM Credit Agreement. The KCM Short-Term Credit Agreement provides for revolving borrowings of up to $750 million, expires on June 28, 2018, and ranks pari passu with the KCM Credit Agreement. Borrowings under the KCM Short-Term Credit Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR’s capital markets business. Obligations under the KCM Short-Term Credit Agreement are limited solely to entities involved in KKR’s capital markets business, and liabilities under the KCM Short-Term Credit Agreement are non-recourse to other parts of KKR.

If a borrowing is made under the KCM Short-Term Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the borrowing is a Eurocurrency loan, it will be based on a LIBOR rate plus an applicable margin ranging between 1.25% and 2.50%, depending on the duration of the loan. If the borrowing is an ABR loan, it will be based on a base rate plus an applicable margin ranging between 0.25% and 1.50%, depending on the duration of the loan.

For the quarter ended June 30, 2017, no amounts were borrowed under the KCM Short-Term Credit Agreement.

Notes Issuances and Redemptions

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

KFN Issued 7.500% Notes Due 2042

On April 24, 2017, KFN redeemed all of its outstanding 7.500% Senior Notes due 2042 (the “KFN 2042 Senior Notes”) for cash, in accordance with the optional redemption provisions provided in the documents governing the KFN 2042 Senior Notes. The redemption price was equal to 100% of the principal amount of the KFN 2042 Senior Notes plus unpaid interest accrued thereon to, but excluding, the redemption date, in accordance with the terms of the KFN 2042 Senior Notes.

Other Consolidated Debt Obligations

Debt Obligations of Consolidated CFEs

As of June 30, 2017, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$9,132,461	2.7%	11.2
Subordinated Notes of Consolidated CLOs	274,911	(1)	11.4
Debt Obligations of Consolidated CMBS Vehicles	5,333,203	4.5%	31.5
	$14,740,575

(1)
The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of June 30, 2017, the fair value of the consolidated CFE assets was $16.5 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

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

The effective tax rates were 2.09% and 2.16% for the three months ended June 30, 2017 and 2016, respectively, and 3.42% and (1.66)% for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties, (ii) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain entities that are not subject to U.S. federal, state or local income taxes and/or non-U.S. taxes, and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three and six month period ended June 30, 2017, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

12. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Equity Incentive Plan Units	$44,976	$48,026	$94,919	$97,987
KKR Holdings Principal Awards	27,268	7,165	72,247	13,713
Other Exchangeable Securities	—	3,590	—	6,846
Discretionary Compensation	15,696	1,876	31,810	5,934
Total	$87,940	$60,657	$198,976	$124,480

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

As of June 30, 2017, there was approximately $304.3 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2017	$83.1
2018	123.1
2019	72.3
2020	21.8
2021	3.7
2022	0.3
Total	$304.3

A summary of the status of unvested awards granted under the Equity Incentive Plan from January 1, 2017 through June 30, 2017 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	37,498,333	$13.85
Granted	2,512,331	15.21
Vested	(8,321,851)	14.80
Forfeited	(1,244,074)	13.72
Balance, June 30, 2017	30,444,739	$13.71

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.4 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
October 1, 2017	3,700,493
April 1, 2018	10,015,163
October 1, 2018	3,148,174
April 1, 2019	6,842,517
October 1, 2019	1,736,871
April 1, 2020	3,683,049
October 1, 2020	519,844
April 1, 2021	593,544
October 1, 2021	120,000
April 1, 2022	85,084
30,444,739

KKR Holdings Awards

KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common units of KKR & Co. L.P. on a one-for one basis. As of June 30, 2017 and 2016, KKR Holdings owned approximately 42.2% or 342,993,993 and 44.6%, or 358,673,603 units respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested.

Because KKR Holdings is a partnership, all of the 342,993,993 KKR Holdings units have been legally allocated, but the allocation of 7,936,872 of these units has not been communicated to each respective principal and the final allocation and terms of vesting for these units are subject to change and the exercise of judgment by the general partner of KKR Holdings. It was therefore determined that the grant date and service inception date had not occurred and these units do not yet meet the criteria for recognition of compensation expense.

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

As of June 30, 2017, there was approximately $235.5 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2017	$36.5
2018	66.2
2019	60.1
2020	54.9
2021	17.8
Total	$235.5

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2017 through June 30, 2017 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	28,245,886	$12.10
Granted	—	—
Vested	(5,968,939)	13.97
Forfeited	(377,807)	11.61
Balance, June 30, 2017	21,899,140	$11.60

The weighted average remaining vesting period over which unvested awards are expected to vest is 2.3 years.

A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
October 1, 2017	93,486
April 1, 2018	824,999
May 1, 2018	5,110,000
April 1, 2019	349,143
May 1, 2019	5,110,000
April 1, 2020	191,512
May 1, 2020	5,110,000
May 1, 2021	5,110,000
21,899,140

Other Exchangeable Securities

As of October 1, 2016, all equity securities of a subsidiary of a KKR Group Partnership and of KKR & Co. L.P. both of which are exchangeable into common units of KKR & Co. L.P. on a one-for-one basis issued in connection with the acquisition of Avoca ("Other Exchangeable Securities") have either vested or forfeited, and there is no unrecognized expense associated with Other Exchangeable Securities as of June 30, 2017.

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

13. RELATED PARTY TRANSACTIONS

Due from Affiliates consists of:

	June 30, 2017	December 31, 2016
Amounts due from portfolio companies	$90,439	$66,940
Amounts due from unconsolidated investment funds	296,986	170,219
Amounts due from related entities	7,292	13,293
Due from Affiliates	$394,717	$250,452

Due to Affiliates consists of:

	June 30, 2017	December 31, 2016
Amounts due to KKR Holdings in connection with the tax receivable agreement	$137,770	$128,091
Amounts due to unconsolidated investment funds	254,570	230,823
Amounts due to related entities	—	565
Due to Affiliates	$392,340	$359,479

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

Public Markets

KKR operates and reports its combined credit and hedge funds businesses through the Public Markets segment. KKR’s credit business invests capital in leveraged credit strategies, including leveraged loans, high yield bonds and opportunistic credit, and alternative credit strategies including special situations and private credit opportunities, such as mezzanine or private credit opportunities, direct lending, and revolving credit investment strategies. KKR’s hedge funds business consists of strategic partnerships with third party hedge fund managers in which KKR owns minority stakes.

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

The following tables present the financial data for KKR’s reportable segments:

	As of and for the Three Months Ended June 30, 2017
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$142,253	$87,316	$—	$—	$229,569
Monitoring Fees	30,510	—	—	—	30,510
Transaction Fees	37,252	25,515	93,698	—	156,465
Fee Credits	(31,750)	(19,634)	—	—	(51,384)
Total Management, Monitoring and Transaction Fees, Net	178,265	93,197	93,698	—	365,160

Performance Income (Loss)
Realized Incentive Fees	—	2,624	—	—	2,624
Realized Carried Interest	264,668	—	—	—	264,668
Unrealized Carried Interest	279,010	17,709	—	—	296,719
Total Performance Income (Loss)	543,678	20,333	—	—	564,011

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	7,180	7,180
Net Unrealized Gains (Losses)	—	—	—	307,977	307,977
Total Realized and Unrealized	—	—	—	315,157	315,157
Interest Income and Dividends	—	—	—	67,836	67,836
Interest Expense	—	—	—	(47,026)	(47,026)
Net Interest and Dividends	—	—	—	20,810	20,810
Total Investment Income (Loss)	—	—	—	335,967	335,967

Total Segment Revenues	721,943	113,530	93,698	335,967	1,265,138

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	60,453	22,950	17,568	34,551	135,522
Realized Performance Income Compensation	110,867	1,050	—	—	111,917
Unrealized Performance Income Compensation	112,690	7,084	—	—	119,774
Total Compensation and Benefits	284,010	31,084	17,568	34,551	367,213
Occupancy and Related Charges	7,530	1,749	628	3,500	13,407
Other Operating Expenses	27,992	8,234	3,699	13,144	53,069
Total Segment Expenses	319,532	41,067	21,895	51,195	433,689

Income (Loss) attributable to noncontrolling interests	—	—	1,180	—	1,180

Economic Net Income (Loss)	$402,411	$72,463	$70,623	$284,772	$830,269

Total Assets	$2,032,830	$1,252,887	$517,438	$11,197,514	$15,000,669

	As of and for the Three Months Ended June 30, 2016
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$118,783	$84,834	$—	$—	$203,617
Monitoring Fees	28,998	—	—	—	28,998
Transaction Fees	23,400	5,888	39,276	—	68,564
Fee Credits	(33,319)	(5,754)	—	—	(39,073)
Total Management, Monitoring and Transaction Fees, Net	137,862	84,968	39,276	—	262,106

Performance Income (Loss)
Realized Incentive Fees	—	4,645	—	—	4,645
Realized Carried Interest	305,275	—	—	—	305,275
Unrealized Carried Interest	9,974	8,724	—	—	18,698
Total Performance Income (Loss)	315,249	13,369	—	—	328,618

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	224,699	224,699
Net Unrealized Gains (Losses)	—	—	—	(297,448)	(297,448)
Total Realized and Unrealized	—	—	—	(72,749)	(72,749)
Interest Income and Dividends	—	—	—	74,451	74,451
Interest Expense	—	—	—	(48,447)	(48,447)
Net Interest and Dividends	—	—	—	26,004	26,004
Total Investment Income (Loss)	—	—	—	(46,745)	(46,745)

Total Segment Revenues	453,111	98,337	39,276	(46,745)	543,979

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	45,675	20,117	7,403	23,695	96,890
Realized Performance Income Compensation	122,110	1,858	—	—	123,968
Unrealized Performance Income Compensation	5,035	3,490	—	—	8,525
Total Compensation and Benefits	172,820	25,465	7,403	23,695	229,383
Occupancy and Related Charges	9,039	2,007	943	3,670	15,659
Other Operating Expenses	26,009	9,930	3,222	10,372	49,533
Total Segment Expenses	207,868	37,402	11,568	37,737	294,575

Income (Loss) attributable to noncontrolling interests	—	—	575	—	575

Economic Net Income (Loss)	$245,243	$60,935	$27,133	$(84,482)	$248,829

Total Assets	$1,792,584	$1,165,388	$321,000	$9,744,199	$13,023,171

	As of and for the Six Months Ended June 30, 2017
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$265,765	$172,088	$—	$—	$437,853
Monitoring Fees	43,730	—	—	—	43,730
Transaction Fees	155,134	29,571	214,795	—	399,500
Fee Credits	(117,400)	(23,001)	—	—	(140,401)
Total Management, Monitoring and Transaction Fees, Net	347,229	178,658	214,795	—	740,682

Performance Income (Loss)
Realized Incentive Fees	—	4,310	—	—	4,310
Realized Carried Interest	470,872	—	—	—	470,872
Unrealized Carried Interest	402,516	34,829	—	—	437,345
Total Performance Income (Loss)	873,388	39,139	—	—	912,527

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	86,631	86,631
Net Unrealized Gains (Losses)	—	—	—	512,013	512,013
Total Realized and Unrealized	—	—	—	598,644	598,644
Interest Income and Dividends	—	—	—	124,718	124,718
Interest Expense	—	—	—	(88,735)	(88,735)
Net Interest and Dividends	—	—	—	35,983	35,983
Total Investment Income (Loss)	—	—	—	634,627	634,627

Total Segment Revenues	1,220,617	217,797	214,795	634,627	2,287,836

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	120,461	42,734	40,129	71,633	274,957
Realized Performance Income Compensation	198,260	1,724	—	—	199,984
Unrealized Performance Income Compensation	163,056	13,932	—	—	176,988
Total Compensation and Benefits	481,777	58,390	40,129	71,633	651,929
Occupancy and Related Charges	15,637	3,605	1,292	7,242	27,776
Other Operating Expenses	54,879	16,572	9,027	26,089	106,567
Total Segment Expenses	552,293	78,567	50,448	104,964	786,272

Income (Loss) attributable to noncontrolling interests	—	—	2,764	—	2,764

Economic Net Income (Loss)	$668,324	$139,230	$161,583	$529,663	$1,498,800

Total Assets	$2,032,830	$1,252,887	$517,438	$11,197,514	$15,000,669

	As of and for the Six Months Ended June 30, 2016
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$236,581	$161,636	$—	$—	$398,217
Monitoring Fees	41,035	—	—	—	41,035
Transaction Fees	60,798	7,020	96,831	—	164,649
Fee Credits	(55,915)	(5,965)	—	—	(61,880)
Total Management, Monitoring and Transaction Fees, Net	282,499	162,691	96,831	—	542,021

Performance Income (Loss)
Realized Incentive Fees	—	6,238	—	—	6,238
Realized Carried Interest	398,725	3,838	—	—	402,563
Unrealized Carried Interest	(184,725)	(20,382)	—	—	(205,107)
Total Performance Income (Loss)	214,000	(10,306)	—	—	203,694

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	200,516	200,516
Net Unrealized Gains (Losses)	—	—	—	(862,439)	(862,439)
Total Realized and Unrealized	—	—	—	(661,923)	(661,923)
Interest Income and Dividends	—	—	—	182,571	182,571
Interest Expense	—	—	—	(96,991)	(96,991)
Net Interest and Dividends	—	—	—	85,580	85,580
Total Investment Income (Loss)	—	—	—	(576,343)	(576,343)

Total Segment Revenues	496,499	152,385	96,831	(576,343)	169,372

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	94,642	39,171	15,571	48,405	197,789
Realized Performance Income Compensation	159,490	4,030	—	—	163,520
Unrealized Performance Income Compensation	(69,965)	(8,152)	—	—	(78,117)
Total Compensation and Benefits	184,167	35,049	15,571	48,405	283,192
Occupancy and Related Charges	17,964	4,682	1,571	7,392	31,609
Other Operating Expenses	63,135	19,208	7,318	21,758	111,419
Total Segment Expenses	265,266	58,939	24,460	77,555	426,220

Income (Loss) attributable to noncontrolling interests	—	—	1,242	—	1,242

Economic Net Income (Loss)	$231,233	$93,446	$71,129	$(653,898)	$(258,090)

Total Assets	$1,792,584	$1,165,388	$321,000	$9,744,199	$13,023,171

The following tables reconcile KKR’s total reportable segments to the most directly comparable financial measures calculated and presented in accordance with GAAP:
Fees and Other

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Total Segment Revenues	$1,265,138	$543,979	$2,287,836	$169,372
Management fees relating to consolidated funds and placement fees	(52,300)	(44,048)	(99,402)	(82,318)
Fee credits relating to consolidated funds	2,707	1,921	3,646	2,349
Net realized and unrealized carried interest - consolidated funds	(10,384)	(19,186)	(21,441)	(9,625)
Total investment income (loss)	(335,967)	46,745	(634,627)	576,343
Revenue earned by oil & gas producing entities	17,382	18,225	34,655	31,786
Reimbursable expenses	36,076	18,638	59,625	34,519
Other	9,136	10,483	17,448	17,136
Fees and Other	$931,788	$576,757	$1,647,740	$739,562

Expenses

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Total Segment Expenses	$433,689	$294,575	$786,272	$426,220
Equity based compensation	87,940	60,657	198,976	124,480
Reimbursable expenses and placement fees	58,860	30,525	94,983	54,632
Operating expenses relating to consolidated funds, CFEs and other entities	21,229	21,281	34,659	64,952
Expenses incurred by oil & gas producing entities	12,924	20,392	24,101	38,218
Intangible amortization	5,062	(3,865)	11,428	13,528
Other	10,024	(347)	19,323	9,511
Total Expenses	$629,728	$423,218	$1,169,742	$731,541

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Economic Net Income (Loss)	$830,269	$248,829	$1,498,800	$(258,090)
Income tax	(18,538)	(6,045)	(59,080)	(7,935)
Amortization of intangibles, placement fees and other, net (1)	(4,524)	(9,144)	(37,361)	(38,026)
Equity based compensation	(87,940)	(60,657)	(198,976)	(124,480)
Net income (loss) attributable to noncontrolling interests held by KKR Holdings	(305,280)	(73,400)	(521,712)	198,175
Preferred Unit Distributions	(8,341)	(5,693)	(16,682)	(5,693)
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$405,646	$93,890	$664,989	$(236,049)

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

Assets

	As of June 30,
	2017	2016
Total Segment Assets	$15,000,669	$13,023,171
Impact of Consolidation of Investment Vehicles and Other Entities (1)	26,412,562	23,086,165
Carry Pool Reclassification to Liabilities	1,152,015	1,107,578
Impact of KKR Management Holdings Corp.	302,835	289,957
Total Assets	$42,868,081	$37,506,871

(1) Includes accounting basis difference for oil & natural gas properties of $12,757 and $39,430 as of June 30, 2017 and 2016, respectively.

15. EQUITY

Reorganization of India Capital Markets and Corporate NBFC

On March 30, 2017, KKR reorganized KKR’s Indian capital markets and credit asset management businesses, to create KKR India Financial Investments Pte. Ltd. or “KIFL”. KKR owns 60% of KIFL. This reorganization transaction was accounted for as a transfer of interests under common control, and the difference between KKR’s carrying value before and after the transaction was treated as a reallocation of equity interests, and no gain or loss was recognized in the consolidated financial statements. This reallocation amounted to an increase to KKR’s equity of $10.3 million and to KKR Holdings of $7.9 million.

Unit Repurchase Program

Since October 27, 2015, KKR has authorized a total of $750.0 million to repurchase its common units, of which $459.0 million has been spent to repurchase 31.7 million common units as of July 24, 2017. Under this common unit repurchase program, common units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. See condensed consolidated statements of changes in equity for the amount of common units repurchased during the six months ended June 30, 2017 and 2016.

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

16. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of December 31, 2016, the carrying value of goodwill was $89.0 million, which was allocated to Public Markets and Principal Activities in the amounts of $59.0 million and $30.0 million, respectively. As part of the PAAMCO Prisma transaction that occurred on June 1, 2017, goodwill of $5.5 million was included in determining the gain on the contribution of Prisma to PAAMCO Prisma. In accordance with ASC 350, the amount of goodwill included in the gain calculation was based on the relative fair values of Prisma, which was integrated in Public Markets, and the remaining portion of Public Markets. Subsequent to this transaction the remaining carrying value of goodwill in Public Markets and Principal Activities is $53.5 million and $30.0 million, respectively, as of June 30, 2017.

Goodwill is recorded in Other Assets in the condensed consolidated statements of financial condition. All of the goodwill is currently expected to be deductible for tax purposes. See Note 8 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	June 30, 2017	December 31, 2016
Finite-Lived Intangible Assets	$73,249	$251,768
Accumulated Amortization	(53,929)	(116,744)
Intangible Assets, Net	$19,320	$135,024

Changes in Intangible Assets, Net consists of the following:

Six Months Ended
June 30, 2017
Balance, Beginning of Period	$135,024
Amortization Expense	(11,418)
Foreign Exchange	1,347
Other (1)	(105,633)
Balance, End of Period	$19,320

(1) Represents the removal of intangible assets in connection with the PAAMCO Prisma transaction.

17. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s operating business or investment strategies as of June 30, 2017. KKR is in compliance with its debt covenants in all material respects as of June 30, 2017.

Funding Commitments

As of June 30, 2017, KKR had unfunded commitments consisting of $3,465.9 million to its active private equity and other investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities segment, and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets segment. As of June 30, 2017, these commitments amounted to $152.8 million and $461.3 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. In the case of purchases of investments or assets in our Principal Activities segment, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry-paying funds, including funds relating to private equity, infrastructure, energy, real estate, mezzanine, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of June 30, 2017, $47.3 million of carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their June 30, 2017 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,078.7 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, the principals' potential exposure has been reduced to $72.2 million as of June 30, 2017. Using valuations as of June 30, 2017, $19.7 million would be due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and persons who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

Indemnifications and Other Guarantees

KKR may incur contingent liabilities for claims that may be made against it in the future. KKR enters into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of KKR’s investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KKR has made. In addition, KKR has also provided credit support to certain of its subsidiaries’ obligations in connection with a limited number of investment vehicles that KKR manages. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle’s derivative transactions, and KKR has also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of another investment vehicle. KKR has also provided credit support regarding repayment obligations to third party lenders to certain of its employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and to a strategic partnership regarding the ownership of its business. KKR also may become liable for certain fees payable to sellers of businesses or assets if a transaction does not close, subject to certain conditions, if any, specified in the acquisition agreements for such businesses or assets. KKR’s maximum exposure under these arrangements is currently unknown and KKR's liabilities for these matters would require a claim to be made against KKR in the future.

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
 The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At June 30, 2017, approximately $144.6 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

19. SUBSEQUENT EVENTS

Common Unit Distribution

A distribution of $0.17 per KKR & Co. L.P. common unit was announced on July 27, 2017, and will be paid on August 22, 2017 to common unitholders of record as of the close of business on August 7, 2017. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Preferred Unit Distributions

A distribution of $0.421875 per Series A Preferred Unit has been declared as announced on July 27, 2017 and set aside for payment on September 15, 2017 to holders of record of Series A Preferred Units as of the close of business on September 1, 2017.

A distribution of $0.406250 per Series B Preferred Unit has been declared as announced on July 27, 2017 and set aside for payment on September 15, 2017 to holders of record of Series B Preferred Units as of the close of business on September 1, 2017.

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

Overview

We are a leading global investment firm that manages multiple alternative asset classes including private equity, energy, infrastructure, real estate, growth equity, credit and, through our strategic partners, hedge funds. We aim to generate attractive investment returns by following a patient and disciplined investment approach, employing world‑class people, and driving growth and value creation in our portfolio companies. We invest our own capital alongside the capital we manage for fund investors and provide financing solutions and investment opportunities through our capital markets business.
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 300 private equity investments in portfolio companies with a total transaction value in excess of $550 billion as of June 30, 2017. We have grown our firm by expanding our geographical presence and building businesses in areas, such as leveraged credit, alternative credit, hedge funds, capital markets, infrastructure, energy, real estate and growth equity. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. These efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants, senior advisors and other advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of June 30, 2017, approximately 78% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. Our private equity investment strategies include traditional private equity, growth equity and core private equity. We also manage and sponsor investment funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of June 30, 2017, the segment had $85.0 billion of AUM and FPAUM of $62.0 billion, consisting of $47.8 billion in private equity and $14.2 billion in real assets (including infrastructure, energy and real estate) and related strategies.

The table below presents information as of June 30, 2017 relating to our current private equity, growth equity and real asset funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after June 30, 2017.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Markets

Private Equity and Growth Equity
Asian Fund III (4)	4/2017	4/2023	$9,000.0	$9,000.0	5.6%	$—	$—	$—	$—
Americas Fund XII (4)	1/2017	1/2023	13,500.0	13,500.0	7.4%	—	—	—	6.3
Health Care Strategic Growth Fund	12/2016	12/2021	1,010.8	1,010.8	14.8%	—	—	—	—
Next Generation Technology Growth Fund (4)	3/2016	3/2021	658.9	431.3	22.5%	227.6	—	227.6	267.5
European Fund IV (4)	12/2014	12/2020	3,486.3	1,734.2	5.7%	1,752.1	—	1,752.1	2,145.9
Asian Fund II (4)	4/2013	4/2017	5,825.0	1,012.7	1.3%	5,779.5	1,464.6	4,746.5	6,956.4
North America Fund XI (4)	9/2012	1/2017	8,718.4	1,056.0	2.9%	9,005.4	3,776.8	6,599.4	11,073.9
China Growth Fund	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	516.2	714.0	885.9
E2 Investors (Annex Fund)	8/2009	11/2013	195.8	—	4.9%	195.8	195.7	18.1	1.7
European Fund III	3/2008	3/2014	6,135.6	808.3	4.6%	5,327.3	6,936.4	2,058.8	3,174.2
Asian Fund	7/2007	4/2013	3,983.3	—	2.5%	3,945.9	7,657.6	837.9	830.1
2006 Fund	9/2006	9/2012	17,642.2	337.7	2.1%	17,304.5	24,297.5	5,797.7	9,279.6
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,455.4	—	70.3
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	13,305.4	444.9	599.3
Total Private Equity and Growth Equity			82,917.1	28,891.0		56,298.9	66,605.6	23,197.0	35,291.1

Co-Investment Vehicles and Other (4)	Various	Various	6,121.0	1,490.9	Various	4,819.6	1,972.3	3,845.8	5,113.3

Total Private Equity and Growth Equity			89,038.1	30,381.9		61,118.5	68,577.9	27,042.8	40,404.4

Real Assets
Energy Income and Growth Fund (4)	9/2013	9/2018	1,974.2	444.4	12.9%	1,559.9	250.8	1,359.0	1,360.5
Natural Resources Fund	Various	Various	887.4	2.8	Various	884.6	113.4	794.9	159.8
Global Energy Opportunities (4)	Various	Various	979.2	613.2	Various	405.4	58.8	291.2	311.1
Global Infrastructure Investors (4)	9/2011	10/2014	1,040.0	76.1	4.8%	994.9	823.6	587.9	743.8
Global Infrastructure Investors II (4)	10/2014	10/2020	3,034.3	1,903.3	4.1%	1,318.1	189.8	1,128.4	1,345.3
Real Estate Partners Americas (4)	5/2013	5/2017	1,229.1	404.3	16.3%	948.5	672.8	587.1	668.8
Real Estate Partners Americas II (4)	5/2017	(4)	792.7	792.7	18.9%	—	—	—	—
Real Estate Partners Europe (4)	9/2015	6/2020	704.1	572.4	9.4%	132.6	4.9	130.7	152.7
Co-Investment Vehicles and Other	Various	Various	1,861.9	425.7	Various	1,436.2	491.5	1,433.9	1,756.7

Real Assets			$12,502.9	$5,234.9		$7,680.2	$2,605.6	$6,313.1	$6,498.7

Unallocated Commitments			176.1	176.1	Various	—	—	—	—

Private Markets Total			$101,717.1	$35,792.9		$68,798.7	$71,183.5	$33,355.9	$46,903.1

(1)
The start date represents the date on which the general partner of the applicable fund commenced investment of the fund’s capital or the date of the first closing. The end date represents the earlier of (i) the date on which the general partner of the applicable fund was or will be required by the fund’s governing agreement to cease making investments on behalf of the fund, unless extended by a vote of the fund investors or (ii) the date on which the last investment was made.

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on June 30, 2017, in the case of uncalled commitments.

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

The tables below present information as of June 30, 2017 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments that have been disposed of or have otherwise generated disposition proceeds or current income including dividends that have been distributed by the relevant fund. This data does not reflect additional capital raised since June 30, 2017 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is no guarantee of future results.

	Amount			Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)		Realized (5)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Multiple of Invested Capital (5)
($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4		$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8		1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6		1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0		5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8		9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6		14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7		4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6		12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5		50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4		8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0		13,305.4	599.3	13,904.7	21.9%	16.0%	2.3
European Fund II (2005) (2)	5,750.8	5,750.8		8,455.4	70.3	8,525.7	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,304.5		24,297.5	9,279.6	33,577.1	11.6%	9.0%	1.9
Asian Fund (2007)	3,983.3	3,945.9		7,657.6	830.1	8,487.7	18.8%	13.6%	2.2
European Fund III (2008) (2)	6,135.6	5,327.3		6,936.4	3,174.2	10,110.6	16.5%	11.2%	1.9
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8		195.7	1.7	197.4	0.2%	(0.5)%	1.0
China Growth Fund (2010)	1,010.0	1,010.0		516.2	885.9	1,402.1	13.1%	7.1%	1.4
Natural Resources Fund (2010)	887.4	884.6		113.4	159.8	273.2	(32.0)%	(33.4)%	0.3
Global Infrastructure Investors (2011) (2)	1,040.0	994.9		823.6	743.8	1,567.4	14.3%	12.3%	1.6
North America Fund XI (2012)	8,718.4	9,005.4		3,776.8	11,073.9	14,850.7	26.2%	20.4%	1.6
Asian Fund II (2013)	5,825.0	5,779.5		1,464.6	6,956.4	8,421.0	28.3%	20.5%	1.5
Real Estate Partners Americas (2013)	1,229.1	948.5		672.8	668.8	1,341.6	21.6%	16.1%	1.4
Energy Income and Growth Fund (2013)	1,974.2	1,559.9		250.8	1,360.5	1,611.3	2.2%	(1.6)%	1.0
Global Infrastructure Investors II (2014) (2)	3,034.3	1,318.1		189.8	1,345.3	1,535.1	16.1%	11.3%	1.2
European Fund IV (2015) (2)	3,486.3	1,752.1		—	2,145.9	2,145.9	22.3%	14.8%	1.2
Real Estate Partners Europe (2015) (2) (3)	704.1	132.6		4.9	152.7	157.6	—	—	—
Next Generation Technology Growth Fund (2016) (3)	658.9	227.6		—	267.5	267.5	—	—	—
Health Care Strategic Growth Fund (2016) (3)	1,010.8	—		—	—	—	—	—	—
Americas Fund XII (2017) (3)	13,500.0	—		—	6.3	6.3	—	—	—
Asian Fund III (2017) (3)	9,000.0	—		—	—	—	—	—	—
Real Estate Partners Americas II (2017) (3)	792.7	—	—	—	—	—	—	—	—
Subtotal - Included Funds	95,664.3	65,222.9		77,418.6	39,722.0	117,140.6	15.6%	11.5%	1.8

All Funds	$112,138.8	$81,697.4		$127,687.9	$39,722.0	$167,409.9	25.6%	18.8%	2.0

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Multiple of Invested Capital (5)
($ in millions)
Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	2.8
Millennium Fund (2002)	6,000.0	5,599.4	13,305.4	560.5	13,865.9	2.5
European Fund II (2005) (2)	5,750.8	5,245.4	8,455.4	70.3	8,525.7	1.6
2006 Fund (2006)	17,642.2	12,615.1	24,297.5	4,150.5	28,448.0	2.3
Asian Fund (2007)	3,983.3	3,118.2	7,657.6	352.1	8,009.7	2.6
European Fund III (2008) (2)	6,135.6	3,897.0	6,936.4	1,766.8	8,703.2	2.2
E2 Investors (Annex Fund) (2009) (2)	195.8	94.8	195.7	—	195.7	2.1
China Growth Fund (2010)	1,010.0	427.5	516.2	224.2	740.4	1.7
Natural Resources Fund (2010)	887.4	886.9	113.4	159.8	273.2	0.3
Global Infrastructure Investors (2011) (2)	1,040.0	994.9	823.6	743.8	1,567.4	1.6
North America Fund XI (2012)	8,718.4	4,466.7	3,776.8	5,542.3	9,319.1	2.1
Asian Fund II (2013)	5,825.0	2,728.6	1,464.6	3,739.6	5,204.2	1.9
Real Estate Partners Americas (2013)	1,229.1	723.8	672.8	424.5	1,097.3	1.5
Energy Income and Growth Fund (2013)	1,974.2	1,559.8	250.8	1,360.5	1,611.3	1.0
Global Infrastructure Investors II (2014) (2)	3,034.3	501.7	189.8	436.5	626.3	1.2
European Fund IV (2015) (2)	3,486.3	—	—	—	—	—
Real Estate Partners Europe (2015) (2) (3) (4)	704.1	—	—	—	—	—
Next Generation Technology Growth Fund (2016) (3) (4)	658.9	—	—	—	—	—
Health Care Strategic Growth Fund (2016) (3) (4)	1,010.8	—	—	—	—	—
Americas Fund XII (2017) (3) (4)	13,500.0	—	—	—	—	—
Asian Fund III (2017) (3) (4)	9,000.0	—	—	—	—	—
Real Estate Partners Americas II (2017) (3) (4)	792.7	—	—	—	—	—
Subtotal - Included Funds	95,664.3	45,945.2	77,413.7	19,531.4	96,945.1	2.1

All Realized/Partially Realized Investments	$112,138.8	$62,419.7	$127,683.0	$19,531.4	$147,214.4	2.4

(1)	These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, European Fund II, European Fund III, E2 Investors (Annex Fund), European Fund IV, Global Infrastructure Investors, Global Infrastructure Investors II and Real Estate Partners Europe include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million, €55.5 million, €1,626.1 million, €30.0 million, €243.8 million and €276.6 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on June 30, 2017 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to June 30, 2017. None of the Real Estate Partners Europe, Next Generation Technology Growth Fund, Health Care Strategic Growth Fund, Americas Fund XII, Asian Fund III or Real Estate Partners Americas II has invested for at least 24 months as of June 30, 2017. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)
An investment is considered partially realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have either made their first investment more recently than 24 months prior to June 30, 2017 or have otherwise not had any realizations. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

Public Markets

We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business advises funds, collateralized loan obligation vehicles, or CLOs, separately managed accounts, and investment companies registered under the Investment Company Act of 1940, or the Investment Company Act, including business development companies or BDCs, and alternative investments funds or AIFs, which invest capital in (i) leveraged credit strategies, including leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies, including special situations and private credit strategies such as private credit opportunities, direct lending and revolving credit investment strategies. The funds, accounts, registered investment companies, BDCs and CLOs in our leveraged credit and alternative credit strategies, including special situations and private credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC‑registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, regulated by the Central Bank of Ireland, and KKR Credit Advisors (UK) LLP, regulated by the United Kingdom Financial Conduct Authority, or FCA. Our Public Markets segment also includes our hedge funds business which consists of strategic partnerships with third party hedge fund managers in which KKR owns minority stakes. Our hedge fund strategic partnerships offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds, credit hedge funds, and funds focused on natural catastrophe and weather risks.
As of June 30, 2017, this segment had $63.5 billion of AUM, comprised of $20.8 billion of assets managed in our leveraged credit strategies, $7.3 billion of assets managed in our special situations strategy, $10.1 billion of assets managed in our private credit strategies, $24.1 billion of assets managed through our hedge fund business and $1.2 billion of assets managed in other strategies. Our private credit strategies include $2.7 billion of assets managed in our private opportunistic credit strategy, $6.5 billion of assets managed in our direct lending strategy and $0.9 billion of assets managed in our revolving credit strategy.
On June 1, 2017, KKR completed its previously announced transaction to combine Pacific Alternative Asset Management Company, LLC, or PAAMCO, with Prisma Capital Partners LP, formerly known as KKR Prisma, to create PAAMCO Prisma Holdings LLC. PAAMCO Prisma is a leading liquid alternatives investment firm, which operates independently of KKR. KKR owns 39.9% of PAAMCO Prisma and receives certain other payments from PAAMCO Prisma.
Credit
Performance
We generally review our performance in our credit business by investment strategy. Our leveraged credit strategies principally invest in leveraged loans and high yield bonds, or a combination of both. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to June 30, 2017. Past performance is no guarantee of future results.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	8.30%	7.66%	65% S&P/ LSTA, 35% BoAML HY Master II Index (2)	6.49%
Opportunistic Credit (3)	May 2008	13.27%	11.20%	BoAML HY Master II Index (3)	8.23%
Bank Loans	Apr 2011	5.53%	4.91%	S&P/ LSTA Loan Index (4)	4.24%
High Yield	Apr 2011	7.19%	6.61%	BoAML HY Master II Index (5)	6.73%
Bank Loans Conservative	Apr 2011	4.82%	4.20%	S&P/ LSTA BB-B Loan Index (6)	4.25%
European Leveraged Loans (7)	Sep 2009	5.71%	5.18%	CS Inst West European Leveraged Loan Index (8)	4.94%
High Yield Conservative	Apr 2011	6.60%	6.02%	BoAML HY BB-B Constrained	6.64%
European Credit Opportunities (7)	Sept 2007	5.85%	4.94%	S&P LSTA European Leveraged Loans (All Loans)	4.47%

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

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to June 30, 2017. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. Past performance is no guarantee of future results.

Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Special Situations Fund	Dec-12	$2,274.3	$2,202.3	$620.1	$2,145.8	$2,765.9	8.7%	6.5%	1.3
Special Situations Fund II	Dec-14	3,234.5	961.5	—	927.3	927.3	(2.0)%	(5.2)%	1.0
Mezzanine Partners	Mar-10	1,022.8	913.9	803.3	459.9	1,263.2	12.4%	8.0%	1.4
Private Credit Opportunities Partners II	Dec-15	592.6	—	—	24.2	24.2	N/A	N/A	N/A
Lending Partners	Dec-11	460.2	405.3	269.0	241.9	510.9	7.6%	6.2%	1.3
Lending Partners II	Jun-14	1,335.9	1,136.7	207.0	1,173.9	1,380.9	15.3%	13.0%	1.2
Lending Partners III	Apr-17	618.8	—	—	1.4	1.4	N/A	N/A	N/A
Lending Partners Europe	Mar-15	847.6	242.3	27.5	261.7	289.2	24.8%	16.4%	1.2
Revolving Credit Partners	May-15	510.0	—	25.2	(14.8)	10.4	N/A	N/A	N/A
Other Alternative Credit Vehicles	Various	5,084.0	3,360.0	1,865.6	2,701.4	4,567.0	N/A	N/A	N/A
All Funds		$15,980.7	$9,222.0	$3,817.7	$7,922.7	$11,740.4

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

Public Markets Vehicle Structures
The table below presents information as of June 30, 2017, based on the investment funds, vehicles or accounts offered by our Public Markets segment.  Our funds, vehicles and accounts have been sorted based upon their primary investment strategies.  However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which is permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$10,145	$9,493	0.35%-1.50%	Various (1)	Various (1)	Subject to redemptions
CLO’s	9,383	9,383	0.40%-0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	19,528	18,876

Alternative Credit: (3)
Special Situations	8,186	4,663	0.90%-1.75% (4)	10.00-20.00%	8.00-12.00%	8-15 Years (2)
Private Credit	7,353	4,315	0.50%-1.50%	10.00-20.00%	5.00-8.00%	8-15 Years (2)
Total Alternative Credit	15,539	8,978

Hedge Funds (5)	24,105	18,456	0.50%-2.00%	Various (1)	Various (1)	Subject to redemptions
Business Development Companies (6)	4,327	4,327	1.00%	10.00%	7.00%	7 years
Total	$63,499	$50,637

(1)
Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share in up to 20% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds and vehicles to regain prior losses before any performance fee is earned.

(2)
Duration of capital is measured from inception. Inception dates for CLOs were between 2005 and 2016 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2017.

(3)	Our alternative credit funds generally have investment periods of 3 to 5 years and our newer alternative credit funds generally earn fees on invested capital during the investment period.

(4)	Lower fees on uninvested capital in certain vehicles.

(5)	Hedge Funds represent KKR's pro-rata portion of AUM and FPAUM of strategic partnerships, which consist of minority stakes in other hedge fund managers.

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

The chart below presents the holdings of our Principal Activities segment by asset class as of June 30, 2017.

(1) General partner commitments in our funds are included in the various asset classes shown above. Assets and revenues of other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than 50% ownership interest are not included in our Principal Activities segment but are reported in the financial results of our other segments. Private Equity and Other Equity includes KKR private equity funds, co-investments alongside such KKR sponsored private equity funds, core private equity co-investments, and other opportunistic investments. However, equity investments in other asset classes, such as real estate, special situations and energy appear in these other asset classes.  Other Credit consists of liquid credit and specialty finance strategies.

Business Environment

Market Conditions
Global Economic Conditions. As a global investment firm, we are affected by financial and economic conditions globally. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting the values of the investments we make, our ability to exit these investments profitably and our ability to make new investments. Financial and economic conditions in the United States and the European Union are significant contributors to the global economy. According to Bloomberg consensus forecasts as of June 30, 2017, real GDP in the United States increased at a seasonally adjusted annualized rate of 2.4% for the quarter ended June 30, 2017 compared to 1.4% for the quarter ended March 31, 2017. According to the Bureau of Labor Statistics, the U.S. unemployment rate was 4.4% as of June 30, 2017, down from 4.5% as of March 31, 2017. Key economic and financial issues for the United States include, but are not limited to, whether or not the U.S. government will enact its proposed fiscal stimulus through tax cuts or infrastructure spending, the pace and levels at which the Federal Reserve raises interest rates and reduces its balance sheet, and the renewed debate over the U.S. debt ceiling and the ability of the U.S. government to pay its debts when due. These and other key issues could have adverse repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. For the quarter ended June 30, 2017, Bloomberg estimates suggest that Euro Area real GDP growth was 0.4% on a quarter over quarter basis, compared to actual quarter over quarter growth of 0.6% as of March 31, 2017. Euro Area core inflation was 1.1% on a year over year basis as of June 30, 2017, compared to 0.7% as of March 31, 2017. In March 2017, the United Kingdom triggered Article 50 to formally begin the process to exit from the European Union. Continuing controversy and uncertainty surrounding key issues such as immigration, austerity, and globalization and risk of countries exiting the European Union could impair economic growth in the region and lead to financial market volatility. These and other key issues could have adverse repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. In addition, on a quarter over quarter, seasonally adjusted basis, China’s National Bureau of Statistics indicated that real GDP grew 1.7% in the quarter ended June 30, 2017, more than the 1.3% reported for the quarter ended March 31, 2017. A slowdown in China's economic growth could adversely impact the valuations of our investments in China and could also adversely impact the global economy, particularly other emerging markets. For a further discussion of how market conditions may affect our businesses, see “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition” in our Annual Report on Form 10-K.

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

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended June 30, 2017, global equity markets were positive, with the S&P 500 Index up 3.1% and the MSCI World Index up 4.2% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, ended at 11.2 as of June 30, 2017 decreasing from 12.4 as of March 31, 2017. For a further discussion of our valuation methods, see “Risk Factors-Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” in our Annual Report on Form 10-K and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.

Many of our investments are also in credit instruments, and our funds and our portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies used to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightening credit spreads are generally expected to lead to an increase, and widening credit spreads are generally expected to lead to a decrease, in the value of these credit investments, if not offset by hedging or other factors. In addition, the significant widening of credit spreads is also typically expected to negatively impact equity markets, which in turn would negatively impact our portfolio and us as noted above. During the quarter ended June 30, 2017, US Investment Grade corporate bond spreads (BoAML US Corporate Index) tightened by 9 basis points and US High-Yield corporate bond spreads (BoAML HY Master II Index) tightened by 15 basis points. For a further discussion of how market conditions may affect our businesses, see “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations" in our Annual Report on Form 10-K.

The sub-investment grade credit indices rose during the quarter ended June 30, 2017, with the S&P/LSTA Leveraged Loan Index up 0.8% and the BoAML HY Master II Index up 2.1%. For the quarter ended June 30, 2017, 10-year government bond yields fell 8 basis points in the United States, rose 28 basis points in China, rose 2 basis points in Japan and rose 14 basis points in Germany. For further discussion of the impact of global credit markets on our financial condition and results of operations, see “Risk Factors - Risks Related to the Assets We Manage -Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income,” “- Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” and “- Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report on Form 10-K and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.

Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments, which deal in cross‑border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non‑U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect.  Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the U.S., while a depreciating U.S. dollar would be expected to have the opposite effect. For the quarter ended June 30, 2017, the euro rose 7.3%, the Chinese renminbi rose 1.5%, and the British pound rose 3.8%, respectively, relative to the U.S. dollar. See “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition” in our Annual Report on Form 10-K. In China, the continued potential for greater depreciation of China's currency, the yuan, remains a large source of uncertainty. For additional information regarding our foreign exchange rate risk, see “-Quantitative and Qualitative Disclosure About Market Risk - Exchange Rate Risk” in our Annual Report on Form 10-K.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended June 30, 2017, the long-term price of WTI crude oil decreased approximately 4%, while the long-term price of natural gas was relatively stable. The long-term price of WTI crude oil declined from approximately $51 per barrel to $49 per barrel, and the long-term price of natural gas increased from approximately $2.84 per mcf to $2.85 per mcf as of March 31, 2017 and June 30, 2017, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted. In addition, because we hold certain energy assets on our balance sheet, which had a fair value of $0.6 billion as of June 30, 2017, these price movements would have an amplified impact on our financial results, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies-Real Asset Investments” in this report and “Risk Factors - Risks Related to the Assets We Manage - Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report on Form 10-K.

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

Key Financial Measures Under GAAP

Fees and Other

Fees and other consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, CLOs, other vehicles and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies, (iv) carried interest allocations to general partners of unconsolidated funds, (v) revenue earned by oil and gas-producing entities that are consolidated and (vi) consulting fees earned by entities that employ non-employee operating consultants. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes. Monitoring fees also include certain expense reimbursements from certain portfolio companies and unconsolidated funds.

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

KKR uses three different methods, which are designed to yield comparable results, to allocate carried interest and other performance income compensation. With respect to KKR’s investment funds that provide for carried interest without a preferred return, KKR allocates 40% of the carried interest received from such funds to its carry pool for employees and non-employee operating consultants. In addition, for investment funds that provide for incentive fees rather than carried interest, our carry pool is supplemented by allocating 40% of the incentive fees earned from such funds to performance income compensation. Beginning with the quarter ended September 30, 2016, for investment funds that provide for carried interest with a preferred return and have accrued carried interest as of June 30, 2017, KKR also includes 40% of the management fees that would have been subject to a management fee refund as performance income compensation. Because of the different ways management fees are refunded in preferred return and non-preferred return funds that provide for carried interest, this calculation of 40% of the portion of the management fees subject to refund for funds that have a preferred return is designed to allocate to compensation an amount comparable to the amount that would have been allocated to the carry pool had the fund not had a preferred return. Beginning with the quarter ending September 30, 2017, for future and current carry generating funds with no or minimal accrued carried interest as of June 30, 2017, KKR will allocate 43% of the carried interest to the carry pool instead of 40% of carried interest. The incremental 3% replaces the allocation of management fee refunds that would have been calculated for those funds and is designed, based on a historical financial analysis of certain investment funds, to allocate an amount for preferred return funds that is comparable to the management fee refunds that would have been allocated as performance income compensation for those funds. The percentage of carried interest, management fee refunds, and incentive fees allocable to the carry pool or as performance income compensation is subject to change from time to time. For a discussion of how management fees are refunded for preferred return funds and non-preferred funds see "--Fair Value Measurements--Recognition of Carried Interest in the Statement of Operations".

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

The following table presents our calculation of after-tax distributable earnings on common units for the three and six months ended June 30, 2017 and 2016 as described above. For a discussion of the components that drove the changes in our after-tax distributable earnings, see discussion of (i) management, monitoring and transaction fees, (ii) realized performance income, (iii) realized gains and net interest and dividends within investment income and (iv) expenses excluding unrealized performance income compensation within “—Segment Analysis.”

	Three Months Ended		Six Months Ended
($ in thousands except per unit data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Distributable Segment Revenues
Fees and Other, Net
Management Fees	$229,569	$203,617	$437,853	$398,217
Monitoring Fees	30,510	28,998	43,730	41,035
Transaction Fees	156,465	68,564	399,500	164,649
Fee Credits	(51,384)	(39,073)	(140,401)	(61,880)
Total Fees and Other, Net	365,160	262,106	740,682	542,021

Realized Performance Income (Loss)
Incentive Fees	2,624	4,645	4,310	6,238
Carried Interest	264,668	305,275	470,872	402,563
Total Realized Performance Income (Loss)	267,292	309,920	475,182	408,801

Realized Investment Income (Loss)
Net Realized Gains (Losses)	7,180	224,699	86,631	200,516
Interest Income and Dividends	67,836	74,451	124,718	182,571
Interest Expense	(47,026)	(48,447)	(88,735)	(96,991)
Total Realized Investment Income (Loss)	27,990	250,703	122,614	286,096
Total Distributable Segment Revenues	660,442	822,729	1,338,478	1,236,918

Distributable Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	135,522	96,890	274,957	197,789
Performance Income Compensation	111,917	123,968	199,984	163,520
Total Compensation and Benefits	247,439	220,858	474,941	361,309
Occupancy and Related Charges	13,407	15,659	27,776	31,609
Other Operating Expenses	53,069	49,533	106,567	111,419
Total Distributable Segment Expenses	313,915	286,050	609,284	504,337

Income (Loss) attributable to Noncontrolling Interests	1,180	575	2,764	1,242
Income taxes paid	15,084	22,819	41,359	49,322
Preferred distributions	8,341	5,693	16,682	5,693
After-tax Distributable Earnings	$321,922	$507,592	$668,389	$676,324

Per Adjusted Unit eligible for Distribution	$0.39	$0.63	$0.82	$0.84

Assets Under Management ("AUM")

Assets under management ("AUM") represent the assets managed or advised by KKR from which KKR is entitled to receive fees or a carried interest (either currently or upon deployment of capital), general partner capital and assets managed or advised by strategic partners in which KKR holds a minority ownership interest. We believe this measure is useful to unitholders as it provides additional insight into KKR's capital raising activities and the overall activity in its investment funds and strategic partnerships. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or carried interest; (iii) the fair value of investments in KKR's co-investment vehicles; (iv) the par value of outstanding CLOs (excluding CLOs wholly-owned by KKR); (v) KKR's pro-rata portion of the AUM of strategic partners in which KKR holds a minority ownership interest, and (vi) the fair value of other assets managed by KKR. The pro-rata portion of the AUM of strategic partners is calculated based on KKR’s percentage ownership interest in such entities multiplied by such entity’s respective AUM. KKR's definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

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

Fee Paying AUM ("FPAUM")

Fee paying AUM ("FPAUM") represents only the AUM from which KKR receives management fees. We believe this measure is useful to unitholders as it provides additional insight into the capital base upon which KKR earns management fees. FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's and its strategic partners' management fees and differs from AUM in the following respects: (i) assets and commitments from which KKR does not receive a management fee are excluded (i.e. assets and commitments with respect to which it receives only carried interest or is otherwise not currently receiving a management fee) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

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

A reconciliation of Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders on a GAAP basis to ENI, FRE and After-tax Distributable Earnings is provided below. For a discussion of the components that drove the changes in our FRE, see discussion of (i) management, monitoring and transaction fees, and (ii) expenses of our Private Markets, Public Markets and Capital Markets segments excluding unrealized performance income compensation in “—Segment Analysis.”

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$405,646	$93,890	$664,989	$(236,049)
Plus: Preferred Distributions	8,341	5,693	16,682	5,693
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	305,280	73,400	521,712	(198,175)
Plus: Non-cash equity-based charges	87,940	60,657	198,976	124,480
Plus: Amortization of intangibles, placement fees and other, net	4,524	9,144	37,361	38,026
Plus: Income tax (benefit)	18,538	6,045	59,080	7,935
Economic Net Income (Loss)	830,269	248,829	1,498,800	(258,090)
Plus: Income attributable to segment noncontrolling interests	1,180	575	2,764	1,242
Less: Total investment income (loss)	335,967	(46,745)	634,627	(576,343)
Less: Net performance income (loss)	332,320	196,125	535,555	118,291
Plus: Expenses of Principal Activities Segment	51,195	37,737	104,964	77,555
Fee Related Earnings	214,357	137,761	436,346	278,759
Plus: Net interest and dividends	20,810	26,004	35,983	85,580
Less: Expenses of Principal Activities Segment	51,195	37,737	104,964	77,555
Plus: Realized performance income (loss), net	155,375	185,952	275,198	245,281
Plus: Net realized gains (losses)	7,180	224,699	86,631	200,516
Less: Income taxes paid	15,084	22,819	41,359	49,322
Less: Preferred distributions	8,341	5,693	16,682	5,693
Less: Income attributable to segment noncontrolling interests	1,180	575	2,764	1,242
After-tax Distributable Earnings	$321,922	$507,592	$668,389	$676,324

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2017 and 2016. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our four business segments in these periods, see “—Segment Analysis.”

Three months ended June 30, 2017 compared to three months ended June 30, 2016

	Three Months Ended
	June 30, 2017	June 30, 2016	Change
	($ in thousands)
Revenues
Fees and Other	$931,788	$576,757	$355,031

Expenses
Compensation and Benefits	462,841	296,412	166,429
Occupancy and Related Charges	14,032	16,188	(2,156)
General, Administrative and Other	152,855	110,618	42,237
Total Expenses	629,728	423,218	206,510

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	418,428	9,168	409,260
Dividend Income	69,446	31,669	37,777
Interest Income	295,718	266,213	29,505
Interest Expense	(198,590)	(181,313)	(17,277)
Total Investment Income (Loss)	585,002	125,737	459,265

Income (Loss) Before Taxes	887,062	279,276	607,786

Income Taxes	18,538	6,045	12,493

Net Income (Loss)	868,524	273,231	595,293

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	22,387	1,533	20,854
Net Income (Loss) Attributable to Noncontrolling Interests	432,150	172,115	260,035

Net Income (Loss) Attributable to KKR & Co. L.P.	413,987	99,583	314,404

Less: Net Income Attributable to Series A Preferred Unitholders	5,822	5,693	129
Less: Net Income Attributable to Series B Preferred Unitholders	2,519	—	2,519

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$405,646	$93,890	$311,756

Fees and Other

For the three months ended June 30, 2017 and 2016, fees and other consisted of the following:

	Three Months Ended
	June 30, 2017	June 30, 2016	Change
Management Fees	$177,269	$159,569	$17,700
Transaction Fees	156,472	67,452	89,020
Monitoring Fees	66,586	47,918	18,668
Fee Credits	(48,677)	(37,152)	(11,525)
Carried Interest	551,003	304,787	246,216
Incentive Fees	845	4,253	(3,408)
Oil and Gas Revenue	17,382	18,225	(843)
Consulting Fees	10,908	11,705	(797)
Total Fees and Other	$931,788	$576,757	$355,031

Management fees, transaction fees, monitoring fees and fee credits all increased in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. For a more detailed discussion of the factors that affected our management fees, transaction fees, monitoring fees and fee credits during the period, see “—Segment Analysis.”

The carried interest gains earned during the three months ended June 30, 2017 were due primarily to an overall increase in the value of our private equity and credit portfolios. For a more detailed discussion of the factors that affected our Private Markets and Public Markets carried interest during the period, see “—Segment Analysis -- Private Markets -- Segment Revenues -- Performance Income and —Segment Analysis -- Public Markets -- Segment Revenues -- Performance Income.”

Compensation and Benefits Expenses

The increase was primarily due to a higher level of carry pool allocations reflecting higher appreciation in the value of our private equity and credit portfolios as well as increased cash compensation and benefits in connection with a higher level of fees during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

General Administrative and Other Expenses

The increase was primarily due to (i) an increase in placement fees incurred in connection with capital raising activity, the most significant of which relates to Lending Partners III, and (ii) an increase in expenses reimbursable by investment funds. These increases were partially offset by a decrease in depreciation, depletion and amortization of our consolidated oil and gas producing entities caused by a lower cost basis due to previously recorded impairments, resulting in a lower unit of production depletion rate compared to the prior period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended June 30,
	2017	2016
	($ in thousands)
Private Equity Investments	$313,001	$(37,404)
Credit & Other Investments	(107,420)	(104,777)
Investments of Consolidated CFE's	11,287	104,050
Real Assets Investments	108,846	119,365
Debt Obligations	1,253	(70,370)
Other Net Gains (Losses) from Investment Activities	91,461	(1,696)
Net Gains (Losses) from Investment Activities	$418,428	$9,168

The net gains from investment activities for the three months ended June 30, 2017 were comprised of net unrealized gains of $519.8 million and net realized losses of $(101.4) million. For the three months ended June 30, 2017, net unrealized gains were driven primarily by (i) mark-to-market gains in our private equity portfolio held directly by KKR, the most significant of which were unrealized gains in First Data Corporation (NYSE: FDC), (ii) mark-to-market gains and the reversal of unrealized losses on the sale of investments in our energy portfolio and (iii) mark-to-market gains on investments held through consolidated CMBS. Offsetting these unrealized gains were unrealized losses, the most significant of which were unrealized losses relating to (i) the reversal of unrealized gains on the partial sale of US Foods Holding Corp. (NYSE: USFD), and (ii) mark-to-market losses on debt held through consolidated CMBS. For the three months ended June 30, 2017, net realized losses were comprised primarily of realized losses on the sale of investments in our energy portfolio held directly by KKR and alternative credit assets in our consolidated special situations funds. Partially offsetting these realized losses were realized gains, the most significant of which was a realized gain on the partial sale of US Foods Holding Corp. For a discussion of other factors that affected KKR's investment income, see "--Segment Analysis."

The net gains from investment activities for the three months ended June 30, 2016 were comprised of net realized gains of $108.8 million and net unrealized losses of $99.6 million. For the three months ended June 30, 2016, net realized gains were comprised primarily of the net impact of (i) realized gains on sales of private equity investments held directly by KKR, including the partial sales of Walgreens Boots Alliance, Inc. (NASDAQ: WBA) and HCA Holdings, Inc. (NYSE: HCA); (ii) realized losses on assets held at consolidated CLOs and (iii) realized gains on debt held at consolidated CLOs. For the three months ended June 30, 2016, net unrealized losses were driven primarily by (i) mark-to-market losses in our private equity portfolio held directly by KKR which included unrealized losses in First Data Corporation (NYSE: FDC), (ii) mark-to-market losses in assets in our consolidated special situations funds and (iii) the reversal of unrealized gains on the partial sales of Walgreens Boots Alliance, Inc. and HCA Holdings, Inc., as well as the reversal of unrealized gains on debt realizations in our consolidated CLOs. Offsetting these unrealized losses were unrealized gains, the most significant of which were mark-to-market gains in our energy investments held through consolidated funds and reversals of unrealized losses on asset realizations in our consolidated CLOs.

Dividend Income

The increase in dividend income was primarily due to a higher level of dividends received on (i) alternative credit assets in our consolidated special situations funds and (ii) various investments across our real estate strategy during the three months ended June 30, 2017 as compared to the prior period. During the three months ended June 30, 2016 significant dividends received included dividends from Sedgwick Claims Management Services (financial services sector) of $12.7 million and PRA Health Sciences Inc. (NASDAQ: PRAH) of $4.1 million. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "--Segment Analysis."

Interest Income

The increase in interest income was primarily due to a higher level of interest earned related to (i) an increase in the amount of investments held by KKR Real Estate Finance Trust Inc. compared to the prior period, (ii) an increase in the amount of investments held at our India debt financing company, and (iii) the consolidation of four additional CLOs subsequent to the three months ended June 30, 2016. These increases were partially offset by a decrease in interest income at KFN associated with the paydown of KFN's CLO 2007-1 in the second quarter of 2016. For a discussion of other factors that affected KKR's interest income, see "--Segment Analysis."

Interest Expense

The increase in interest expense was primarily due to (i) increased CMBS borrowings by KKR Real Estate Finance Trust Inc., (ii) increased borrowings at our India debt financing company and (iii) the consolidation of four additional CLOs subsequent to the three months ended June 30, 2016. These increases were partially offset by a decrease in interest expense associated with the paydown of KFN's CLO 2007-1 in the second quarter of 2016 and a lower cost of borrowing at KFN in connection with redemptions and lower cost refinancing of KFN senior notes. For a discussion of other factors that affected KKR's interest expense, see "--Segment Analysis."

Income (Loss) Before Taxes

The increase in income (loss) before taxes was due primarily to higher carried interest gains accrued by certain fund entities and higher net gains from investment activities, partially offset by higher expenses, in each case as described above.

Income Taxes

The increase in income taxes is due primarily to a higher level of fees earned by our management companies and capital markets companies and carried interest gains accrued by certain general partner entities subject to corporate income tax during the three months ended June 30, 2017 as compared to losses in the prior period.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2017 relates primarily to net income attributable to KKR Holdings L.P. representing its ownership interests in the KKR Group Partnerships as well as third party limited partner interests in those investment funds that we consolidate. The increase from the prior period is due primarily to a higher level of income recorded by certain consolidated fund entities that is attributable to third party limited partners as well as higher amounts attributed to KKR Holdings L.P. in connection with a higher level of income as compared to the prior period.

Net Income (Loss) Attributable to KKR & Co. L.P.

The increase for the three months ended June 30, 2017, was due primarily to a higher level of investment and carried interest gains in the current period and to a lesser extent, increased fee income as compared to the prior period.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
	($ in thousands)
Revenues
Fees and Other	$1,647,740	$739,562	$908,178

Expenses
Compensation and Benefits	865,804	421,901	443,903
Occupancy and Related Charges	28,883	32,754	(3,871)
General, Administrative and Other	275,055	276,886	(1,831)
Total Expenses	1,169,742	731,541	438,201

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	976,876	(726,055)	1,702,931
Dividend Income	79,370	94,882	(15,512)
Interest Income	576,698	496,689	80,009
Interest Expense	(385,444)	(352,707)	(32,737)
Total Investment Income (Loss)	1,247,500	(487,191)	1,734,691

Income (Loss) Before Taxes	1,725,498	(479,170)	2,204,668

Income Taxes	59,080	7,935	51,145

Net Income (Loss)	1,666,418	(487,105)	2,153,523

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	43,320	1,495	41,825
Net Income (Loss) Attributable to Noncontrolling Interests	941,427	(258,244)	1,199,671

Net Income (Loss) Attributable to KKR & Co. L.P.	681,671	(230,356)	912,027

Less: Net Income Attributable to Series A Preferred Unitholders	11,644	5,693	5,951
Less: Net Income Attributable to Series B Preferred Unitholders	5,038	—	5,038

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$664,989	$(236,049)	$901,038

Fees and Other

For the six months ended June 30, 2017 and 2016, fees and other consisted of the following:

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
Management Fees	$338,451	$315,899	$22,552
Transaction Fees	400,130	164,720	235,410
Monitoring Fees	103,355	76,021	27,334
Fee Credits	(136,755)	(59,531)	(77,224)
Carried Interest	886,776	187,831	698,945
Incentive Fees	1,118	2,245	(1,127)
Oil and Gas Revenue	34,655	31,786	2,869
Consulting Fees	20,010	20,591	(581)
Total Fees and Other	$1,647,740	$739,562	$908,178

Management fees, transaction fees, monitoring fees and fee credits all increased in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. For a more detailed discussion of the factors that affected our management fees, transaction fees, monitoring fees and fee credits during the period, see “—Segment Analysis.”

The carried interest gains earned during the six months ended June 30, 2017 were due primarily to an overall increase in the value of our private equity and credit portfolios. For a more detailed discussion of the factors that affected our Private Markets and Public Markets carried interest during the period, see “—Segment Analysis -- Private Markets -- Segment Revenues -- Performance Income and —Segment Analysis -- Public Markets -- Segment Revenues -- Performance Income.

Compensation and Benefits Expenses

The increase was primarily due to a higher level of carry pool allocations reflecting higher appreciation in the value of our private equity and credit portfolios as well as increased cash compensation and benefits in connection with a higher level of fees during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

General Administrative and Other Expenses

The decrease was primarily due to (i) a lower level of financing costs incurred relating to debt at new consolidated CLOs for which the fair value option has been elected and (ii) a decrease in depreciation, depletion and amortization of our consolidated oil and gas producing entities caused by a lower cost basis due to previously recorded impairments, resulting in a lower unit of production depletion rate compared to the prior period. These decreases were partially offset by (i) an increase in placement fees incurred in connection with capital raising activity, the most significant of which relates to Asia Fund III and Lending Partners III and (ii) an increase in expenses reimbursable by investment funds.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Six Months Ended June 30,
	2017	2016
	($ in thousands)
Private Equity Investments	$423,102	$(251,892)
Credit & Other Investments	118,418	(382,331)
Investments of Consolidated CFE's	23,167	286,245
Real Assets Investments	118,704	8,582
Debt Obligations	(28,149)	(342,191)
Other Net Gains (Losses) from Investment Activities	321,634	(44,468)
Net Gains (Losses) from Investment Activities	$976,876	$(726,055)

The net gains from investment activities for the six months ended June 30, 2017 were comprised of net realized gains of $44.8 million and net unrealized gains of $932.1 million. For the six months ended June 30, 2017, net realized gains were comprised primarily of realized gains on sales of private equity investments held directly by KKR, including the final sale of Galenica AG (VTX: GALN) and HCA Holdings, Inc. (NYSE: HCA) and a partial sale of US Foods Holding Corp. Partially offsetting these realized gains were realized losses, the most significant of which related to the sale of investments in our energy portfolio held directly by KKR and alternative credit assets in our consolidated special situations funds. For the six months ended June 30, 2017, net unrealized gains were driven primarily by (i) mark-to-market gains in our private equity portfolio held directly by KKR, the most significant of which were unrealized gains in First Data Corporation, (ii) mark-to-market gains on alternative credit assets in our consolidated special situations funds and KFN, (iii) mark-market gains and the reversal of unrealized losses on the sale of investments in our energy portfolio and (iv) mark-to-market gains on investments held through consolidated CMBS structures. Offsetting these unrealized gains were unrealized losses, the most significant of which were unrealized losses relating to (i) the reversal of unrealized gains on the final sales of Galenica AG and HCA Holdings, Inc. and the partial sale of US Foods Holding Corp., and (ii) mark-to-market losses on debt held through consolidated CMBS. For a discussion of other factors that affected KKR's investment income, see "--Segment Analysis."

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

Dividend Income

The decrease in dividend income was primarily due to a lower level of dividends received on investments in our private equity portfolio held directly by KKR which was partially offset by a higher level of dividends received on alternative credit assets in our consolidated special situations funds during the six months ended June 30, 2017 as compared to the prior period. During the six months ended June 30, 2016 significant dividends received included US Foods Holding Corp. of $23.4 million, Sedgwick Claims Management Services of $12.7 million and PRA Health Sciences Inc. of $4.1 million. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "--Segment Analysis."

Interest Income

The increase in interest income was primarily due to a higher level of interest earned related to (i) an increase in the amount of investments held by KKR Real Estate Finance Trust Inc. compared to the prior period, (ii) an increase in the amount of investments held at our India debt financing company and (iii) the consolidation of four additional CLOs subsequent to the six months ended June 30, 2016. These increases were partially offset by a decrease in interest income at KFN associated with the paydown of KFN's CLO 2007-1 in the second quarter of 2016. For a discussion of other factors that affected KKR's interest income, see "--Segment Analysis."

Interest Expense

The increase in interest expense was primarily due to (i) increased CMBS borrowings by KKR Real Estate Finance Trust Inc., (ii) increased borrowings at our India debt financing company and (iii) the consolidation of four additional CLOs subsequent to the six months ended June 30, 2016. These increases were partially offset by a decrease in interest expense associated with the paydown of KFN's CLO 2007-1 in the second quarter of 2016 and a lower cost of borrowing at KFN in connection with redemptions and lower cost refinancing of KFN senior notes. For a discussion of other factors that affected KKR's interest expense, see "--Segment Analysis."

Income (Loss) Before Taxes

The increase in income (loss) before taxes was due primarily to higher carried interest gains accrued by certain fund entities and net gains from investment activities, as compared to losses in the prior period, partially offset by an increase in expenses, in each case as described above.

Income Taxes

The increase in income taxes is due primarily to a higher level of fees earned by our management companies and capital markets companies and carried interest gains accrued by certain general partner entities subject to corporate income tax during the six months ended June 30, 2017 compared to carried interest losses at such general partner entities in the prior period.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2017 relates primarily to net income attributable to KKR Holdings L.P. representing its ownership interests in the KKR Group Partnerships as well as third party limited partner interests in those investment funds that we consolidate. The increase from the prior period is due primarily to a higher level of income recorded by certain consolidated fund entities that is attributable to third party limited partners as well as higher amounts attributed to KKR Holdings L.P. in connection with income recognized for the six months ended June 30, 2017 as compared to losses recognized in the prior period.

Net Income (Loss) Attributable to KKR & Co. L.P.

The increase for the six months ended June 30, 2017, was due primarily to higher carried interest gains and net investment gains in the current period as compared to net investment losses in the prior period and to a lesser extent, increased fee income.

Condensed Consolidated Statements of Financial Condition

The following table provides the condensed consolidated statements of financial condition on a GAAP Basis as of June 30, 2017 and December 31, 2016.

(Amounts in thousands, except common unit and per common unit amounts)
	As of	As of
	June 30, 2017	December 31, 2016

Assets
Cash and Cash Equivalents	$2,131,687	$2,508,902
Investments	36,267,767	31,409,765
Other	4,468,627	5,084,230
Total Assets	42,868,081	39,002,897

Liabilities and Equity
Debt Obligations	19,425,253	18,544,075
Other Liabilities	3,900,469	3,340,739
Total Liabilities	23,325,722	21,884,814

Redeemable Noncontrolling Interests	512,481	632,348

Equity
Series A Preferred Units	332,988	332,988
Series B Preferred Units	149,566	149,566
KKR & Co. L.P. Capital - Common Unitholders	6,212,556	5,457,279
Noncontrolling Interests	12,334,768	10,545,902
Total Equity	19,029,878	16,485,735
Total Liabilities and Equity	$42,868,081	$39,002,897

KKR & Co. L.P. Capital Per Outstanding Common Unit - Basic	$13.22	$12.06

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(1.9) billion and $(1.2) billion during the six months ended June 30, 2017 and 2016, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments of $(3.0) billion and $(0.8) billion during the six months ended June 30, 2017 and 2016, respectively; (ii) net realized gains (losses) on investments of $44.8 million and $65.5 million during the six months ended June 30, 2017 and 2016, respectively; (iii) change in unrealized gains (losses) on investments of $932.1 million and $(791.5) million during the six months ended June 30, 2017 and 2016, respectively; and (iv) carried interest allocated as a result of changes in fund fair value of $886.8 million and $187.8 million during the six months ended June 30, 2017 and 2016, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $59.4 million and $75.4 million during the six months ended June 30, 2017 and 2016, respectively. Our investing activities included: (i) a change in restricted cash and cash equivalents (that primarily funds collateral requirements) of $108.8 million and $80.4 million during the six months ended June 30, 2017 and 2016, respectively; (ii) the purchase of fixed assets of $(48.2) million and $(3.8) million during the six months ended June 30, 2017 and 2016, respectively; and (iii) development of oil and natural gas properties of $(1.1) million and $(1.2) million for the six months ended June 30, 2017 and 2016, respectively.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $1.4 billion and $1.6 billion during the six months ended June 30, 2017 and 2016, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling and redeemable noncontrolling interests of $1.1 billion and $0.4 billion during the six months ended June 30, 2017 and 2016, respectively; (ii) proceeds received net of repayment of debt obligations of $0.5 billion and $1.2 billion during the six months ended June 30, 2017 and 2016, respectively; (iii) distributions to our partners of $(150.9) million and $(142.3) million during the six months ended June 30, 2017 and 2016, respectively; (iv) unit repurchases of $(265.2) million during the six months ended June 30, 2016; (v) issuance of Preferred Units of $482.6 million during the six months ended June 30, 2016; and (vi) Preferred Units distributions of $(16.7) million and $(5.7) million during the six months ended June 30, 2017 and 2016.

Segment Analysis

The following is a discussion of the results of our four reportable business segments for the three and six months ended June 30, 2017 and 2016. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Operating and Performance Measures” and the condensed consolidated financial statements and related notes included elsewhere in this report.

Expense Allocations

Certain expenses are allocated among our operating segments. Specifically, as described below, (i) a portion of expenses, except for broken deal expenses, originating in our Private Markets, Public Markets and Capital Markets segments are reflected in the Principal Activities segment and (ii) corporate expenses are allocated across all segments.

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

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and six months ended June 30, 2017 and 2016.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

	Three Months Ended
	June 30, 2017	June 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$142,253	$118,783	$23,470
Monitoring Fees	30,510	28,998	1,512
Transaction Fees	37,252	23,400	13,852
Fee Credits	(31,750)	(33,319)	1,569
Total Management, Monitoring and Transaction Fees, Net	178,265	137,862	40,403

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	264,668	305,275	(40,607)
Unrealized Carried Interest	279,010	9,974	269,036
Total Performance Income	543,678	315,249	228,429

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	721,943	453,111	268,832

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	60,453	45,675	14,778
Realized Performance Income Compensation	110,867	122,110	(11,243)
Unrealized Performance Income Compensation	112,690	5,035	107,655
Total Compensation and Benefits	284,010	172,820	111,190
Occupancy and related charges	7,530	9,039	(1,509)
Other operating expenses	27,992	26,009	1,983
Total Segment Expenses	319,532	207,868	111,664

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$402,411	$245,243	$157,168

Assets Under Management	$84,984,000	$75,357,000	$9,627,000
Fee Paying Assets Under Management	$62,008,900	$46,027,600	$15,981,300
Capital Invested	$3,623,300	$1,020,500	$2,602,800
Uncalled Commitments	$35,792,900	$31,173,300	$4,619,600

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in management fees and transaction fees. The increase in management fees was primarily due to (i) Americas Fund XII entering its investment period in the first quarter of 2017, in which it earns management fees on a larger pool of capital than its predecessor fund North America Fund XI, which entered its post investment period, (ii) Asian Fund III entering its investment period in the second quarter of 2017, in which it earns management fees on a larger pool of capital than its predecessor fund Asian Fund II, which entered its post investment period and (iii) new capital raised in our Next Generation Technology Growth Fund. This net increase was partially offset by decreases due to (i) North America Fund XI and Asian Fund II entering their post investment periods, during which they earn fees at a lower rate and based on invested capital rather than committed capital, and (ii) lower invested capital as a result of realizations primarily in our 2006 Fund and China Growth Fund. The increase in transaction fees was primarily attributable to an increase in both the number and size of transaction fee-generating investments. During the three months ended June 30, 2017, there were 12 transaction fee-generating investments that paid an average fee of $3.1 million compared to 10 transaction fee-generating investments paying an average fee of $2.3 million during the three months ended June 30, 2016. The majority of these transaction fees were paid by companies located in North America. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. Monitoring fees remained relatively flat during the three months ended June 30, 2017, compared to the same period in 2016. For the three months ended June 30, 2017, we received termination payments of $16.0 million in connection with the initial public offering (IPO) of Gardner Denver Holdings Inc. (NYSE: GDI) compared to $15.3 million of termination payments received in the three months ended June 30, 2016, in connection with the IPO of US Foods Holding Corp. (NYSE: USFD). These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO and other realization activity in our private equity portfolio, and may be smaller in size and number in the future compared to current and prior periods. In addition, we received recurring monitoring fees from 50 portfolio companies that were paying an average monitoring fee of $0.3 million in the three months ended June 30, 2017, compared with 45 portfolio companies that were paying an average monitoring fee of $0.3 million for the three months ended June 30, 2016.

Performance Income

The net increase is attributable to a higher level of carried interest gains, primarily reflecting a higher level of appreciation in value of our private equity portfolio in the current period compared to the prior period.
Realized carried interest for the three months ended June 30, 2017, consisted primarily of realized gains from the sale of PortAventura Entertainment S.A. (hotels/leisure sector) and partial sales of US Foods Holding Corp. and Go Daddy, Inc. (NYSE: GDDY).

Realized carried interest for the three months ended June 30, 2016, consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc. (NASDAQ: WBA), HCA Holdings, Inc. (NYSE: HCA) and Scout24 Schweiz (media sector).

The following table presents performance income by investment vehicle for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
			($ in thousands)
	Realized Carried Interest	Unrealized Carried Interest	Total Carried Interest	Realized Carried Interest	Unrealized Carried Interest	Total Carried Interest
North America Fund XI	$14,663	$151,328	$165,991	$47,053	$17,494	$64,547
2006 Fund	104,330	17,927	122,257	139,613	(102,975)	36,638
Co-Investment Vehicles and Other	4,530	65,502	70,032	6,136	(1,982)	4,154
Asian Fund II	29,351	38,976	68,327	—	96,930	96,930
European Fund III	78,545	(26,519)	52,026	35,231	31,814	67,045
European Fund IV	—	42,179	42,179	—	(1,010)	(1,010)
Global Infrastructure Investors II	—	18,298	18,298	—	(233)	(233)
Global Infrastructure Investors	14,772	(9,835)	4,937	—	12,659	12,659
Real Estate Partners Americas	1,685	3,388	5,073	—	2,641	2,641
Next Generation Technology Growth	—	1,317	1,317	—	—	—
China Growth Fund	13,239	(12,704)	535	—	10,308	10,308
Asian Fund	3,553	(3,198)	355	—	33,115	33,115
E2 Investors	—	—	—	—	1,304	1,304
European Fund	—	—	—	1,503	(761)	742
European Fund II	—	(512)	(512)	20,268	(24,076)	(3,808)
Millennium Fund	—	(4,423)	(4,423)	55,471	(62,925)	(7,454)
Management Fee Refunds	—	(2,714)	(2,714)	—	(2,329)	(2,329)
Total (1)	$264,668	$279,010	$543,678	$305,275	$9,974	$315,249
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

For the three months ended June 30, 2017, the value of our private equity investment portfolio increased 7.3%. This was comprised of a 12.5% increase in the share prices of various publicly held or publicly indexed investments and a 5.0% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation (NYSE: FDC), Gardner Denver Holdings Inc. and Qingdao Haier (CH: 600690). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Fujian Sunner Development Co. Ltd (SZ: 002299), US Foods Holding Corp. (NYSE: USFD) and COFCO Meat Holdings Ltd (HK: 1610). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Hensoldt GmbH (industrial sector), Visma AS (technology sector) and SBB/Telemach Group (telecom sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Santanol Pty Ltd (forestry sector), Toys R Us, Inc. (retail sector) and Arbor Pharmaceuticals, Inc. (healthcare sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to, (i) in the case of Visma AS, a valuation that reflects a pending realization event, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Subsequent to June 30, 2017, realization activity such as dividends and agreements to sell, including partial sales and secondary sales, are expected, with respect to the following private equity portfolio companies: Capsugel (healthcare sector),

Gland Pharma Limited (manufacturing sector), Sentio Healthcare Properties (real estate sector) and Visma AS (technology sector). These transactions, if consummated as of June 30, 2017, and, based on the then anticipated realization values, represent distributable earnings of approximately $200 million. Some or all of these transactions are subject to the satisfaction of closing conditions prior to their completion, and there can be no assurance if or when any of these transactions will be completed.

For the three months ended June 30, 2016, the value of our private equity investment portfolio increased 4.5%. This was comprised of a 2.9% increase in the share prices of various publicly held or publicly indexed investments and a 6.0% increase in the value of our privately held investments. The most significant increase in share prices of various publicly held or publicly indexed investments were gains in US Foods Holding Corp., Qingdao Haier and Max Financial Services Limited (BSE: MFSL.BO). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were First Data Corporation, and to a lesser extent Walgreens Boots Alliance, Inc. and Pets at Home Ltd. (LSE: PETS). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co., Ltd. (healthcare sector), WMF (consumer products sector) and Alliance Tire Group B.V. (manufacturing sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Inc. (technology sector), MMI Holdings corp. (technology sector) and OEG Management Partners (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to, (i) in the case of WMF and Alliance Tire Group, valuations that reflect agreements to sell these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Segment Expenses

Compensation and Benefits

The net increase was due primarily to higher performance income compensation resulting from gains in our private equity portfolio in the current period as described above as well as increased cash compensation and benefits in connection with a higher level of fees.

Occupancy and Other Operating Expenses

The increase is primarily due to an increase in professional fees. Partially offsetting this increase were a decrease in expenses that are creditable to our investment funds which include expenses for unconsummated transactions, also known as broken-deal expenses.

Economic Net Income (Loss)

The increase was primarily due to a higher level of performance income gains in the current period compared to the prior period and higher management and transaction fees, partially offset by the increase in compensation and benefits as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from March 31, 2017 to June 30, 2017:

($ in thousands)
March 31, 2017	$80,197,600
New Capital Raised	4,789,400
Distributions and Other	(3,502,000)
Change in Value	3,499,000
June 30, 2017	$84,984,000

AUM for the Private Markets segment was $85.0 billion at June 30, 2017, an increase of $4.8 billion, compared to $80.2 billion at March 31, 2017. The increase was primarily attributable to new capital raised primarily in our Asian Fund III and Real Estate funds, and to a lesser extent, an increase in the value of our Private Markets portfolio. These increases were offset by (i) distributions to Private Markets fund investors primarily as a result of realizations, most notably in our 2006 Fund,

European Fund III and Asian Fund II and (ii) a decrease of $0.8 billion reflecting expired commitments that are no longer eligible to be called for investments.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $0.9 billion in our North America Fund XI, $0.7 billion in our 2006 Fund and $0.4 billion in each of our European Fund III and Asian Fund II.  The drivers of the overall change in value for Private Markets were a 12.5% increase in the share prices of various publicly held or publicly indexed investments and a 5.0% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation (NYSE: FDC), Gardner Denver Holdings Inc. and Qingdao Haier (CH: 600690). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Fujian Sunner Development Co. Ltd (SZ: 002299), US Foods Holding Corp. (NYSE: USFD) and COFCO Meat Holdings Ltd (HK: 1610). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Hensoldt GmbH (industrial sector), Visma AS (technology sector) and SBB/Telemach Group (telecom sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Santanol Pty Ltd (forestry sector), Toys R Us, Inc. (retail sector) and Arbor Pharmaceuticals, Inc. (healthcare sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to, (i) in the case of Visma AS, a valuation that reflects a pending realization event, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Certain investments included in our AUM are denominated in currencies other than the U.S. dollar. Those investments expose our AUM to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our policy is to minimize these risks in certain cases by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which the investments are denominated. We do not, however, hedge our currency exposure in all currencies or all investments. See “-Quantitative and Qualitative Disclosures about Market Risk -- Exchange Rate Risk” and “Risk Factors-Risks Related to the Assets We Manage--We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from March 31, 2017 to June 30, 2017:

($ in thousands)
March 31, 2017	$56,667,600
New Capital Raised	6,536,500
Distributions and Other	(1,205,200)
Net Changes in Fee Base of Certain Funds	(377,300)
Change in Value	387,300
June 30, 2017	$62,008,900

FPAUM in our Private Markets segment was $62.0 billion at June 30, 2017, an increase of $5.3 billion, compared to $56.7 billion at March 31, 2017. The increase was primarily attributable to new capital raised in our Asian Fund III (which reached its $8.5 billion limit on fee paying limited partner capital during the second quarter of 2017) as well as (i) our Asian Fund II, which entered its post investment period in the quarter ended March 31, 2017 and (ii) North America Fund XI, each of which reflects capital deployed during the second quarter. These increases were partially offset by distributions primarily related to realizations in our 2006 Fund and European Fund III. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $5.4 billion at June 30, 2017, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 0.9%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

The increase was driven primarily by a $2.0 billion increase in capital invested in our private equity platform, which includes an increase in core private equity of $1.0 billion consisting of an investment in USI, Inc. made by us and one of our investment funds, and a $0.6 billion increase in capital invested in our real assets and other platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and, consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the three months ended June 30, 2017, 61% of capital deployed in private equity, excluding core private equity, was in transactions in Europe, 20% was in the Asia-Pacific region, and 19% was in North America. As of July 27, 2017, our Private Markets business had announced transactions that were subject to closing conditions which aggregated approximately $4.0 billion. Some or all of these transactions are subject to the satisfaction of closing conditions prior to their completion, and there can be no assurance if or when any of these transactions will be completed.
Uncalled Commitments

As of June 30, 2017, our Private Markets segment had $35.8 billion of remaining uncalled capital commitments that could be called for investments in new transactions. The increase is due primarily to new capital raised in Asian Fund III and Americas Fund XII partially offset by capital called from fund investors to fund investments during the period.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$265,765	$236,581	$29,184
Monitoring Fees	43,730	41,035	2,695
Transaction Fees	155,134	60,798	94,336
Fee Credits	(117,400)	(55,915)	(61,485)
Total Management, Monitoring and Transaction Fees, Net	347,229	282,499	64,730

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	470,872	398,725	72,147
Unrealized Carried Interest	402,516	(184,725)	587,241
Total Performance Income	873,388	214,000	659,388

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	1,220,617	496,499	724,118

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	120,461	94,642	25,819
Realized Performance Income Compensation	198,260	159,490	38,770
Unrealized Performance Income Compensation	163,056	(69,965)	233,021
Total Compensation and Benefits	481,777	184,167	297,610
Occupancy and related charges	15,637	17,964	(2,327)
Other operating expenses	54,879	63,135	(8,256)
Total Segment Expenses	552,293	265,266	287,027

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$668,324	$231,233	$437,091

Assets Under Management	$84,984,000	$75,357,000	$9,627,000
Fee Paying Assets Under Management	$62,008,900	$46,027,600	$15,981,300
Capital Invested	$8,107,500	$3,104,700	$5,002,800
Uncalled Commitments	$35,792,900	$31,173,300	$4,619,600

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in transaction fees of $94.3 million, partially offset by a corresponding increase in fee credits of $61.5 million, and an increase in management fees of $29.2 million. The increase in transaction fees was primarily attributable to an increase in both the number and size of transaction fee-generating investments. During the six months ended June 30, 2017, there were 25 transaction fee-generating investments that paid an average fee of $6.2 million compared to 20 transaction fee-generating investments paying an average fee of $3.0 million during the six months ended June 30, 2016. Approximately 44% of these transaction fees were paid by companies located in the Asia-Pacific region, 26% were paid from companies located in Europe and 31% were paid from companies in North America. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in fee credits is due primarily to a higher level of transaction fees. The increase in management fees was primarily due to (i) Americas Fund XII entering its investment period in the first quarter of 2017, in which it earns management fees on a larger pool of capital than its predecessor fund North America Fund XI, which entered its post investment period, (ii) Asian Fund III entering its investment period in the second quarter of 2017, in which it earns management fees on a larger pool of capital than its predecessor fund Asian Fund II, which entered its post investment period and (iii) new capital raised in our Next Generation Technology Growth Fund. This net increase was partially offset by decreases due to (i) North America Fund XI and Asian Fund II entering their post investment periods during the first six months of 2017, in which they earn fees at a lower rate and based on invested capital rather than committed capital, and (ii) lower invested capital as a result of realizations primarily in our 2006 Fund and Asian Fund. Recurring monitoring fees remained relatively flat during the six months ended June 30, 2017, compared to the same period in 2016. For the six months ended June 30, 2017, we had 51 portfolio companies that were paying an average monitoring fee of $0.5 million compared with 47 portfolio companies that were paying an average monitoring fee of $0.5 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, we also received termination payments of $16.0 million in connection with the initial public offering (IPO) of Gardner Denver Holdings Inc. compared to $15.3 million of termination payments received in the six months ended June 30, 2016, in connection with the IPO of US Foods Holding Corp. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO and other realization activity in our private equity portfolio, and may be smaller in size and number in the future compared to current and prior periods.

Performance Income

The net increase is attributable to a higher level of net carried interest gains in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily reflecting appreciation in value of our private equity portfolio in the current period compared to the prior period.
Realized carried interest for the six months ended June 30, 2017, consisted primarily of realized gains from the partial sales of US Foods Holding Corp. and PortAventura Entertainment S.A. and the final sale of Galenica AG (VTX: GALN).

Realized carried interest for the six months ended June 30, 2016 consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc. and HCA Holdings, Inc. and a dividend received from US Foods Holding Corp.

The following table presents performance income by investment vehicle for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017			2016
			($ in thousands)
	Realized Carried Interest	Unrealized Carried Interest	Total Carried Interest	Realized Carried Interest	Unrealized Carried Interest	Total Carried Interest
North America Fund XI	$39,182	$284,372	$323,554	$47,053	$6,487	$53,540
2006 Fund	216,153	(45,921)	170,232	195,503	(265,691)	(70,188)
Co-Investment Vehicles and Other	6,833	85,562	92,395	6,540	(19,156)	(12,616)
Asian Fund II	29,351	71,618	100,969	—	81,780	81,780
European Fund III	78,545	4,117	82,662	35,231	70,254	105,485
European Fund IV	—	43,909	43,909	—	(1,536)	(1,536)
Global Infrastructure Investors II	—	18,298	18,298	—	(272)	(272)
Global Infrastructure Investors	14,772	5,867	20,639	—	17,462	17,462
Asian Fund	17,846	(5,497)	12,349	30,937	30,239	61,176
Real Estate Partners Americas	1,685	7,379	9,064	—	3,065	3,065
China Growth Fund	20,130	(15,718)	4,412	—	4,580	4,580
Next Generation Technology Growth	—	2,280	2,280	—	—	—
Millennium	28,266	(24,510)	3,756	59,707	(68,240)	(8,533)
European Fund	—	—	—	1,503	(2,293)	(790)
E2 Investors	—	(306)	(306)	—	1,562	1,562
European Fund II	18,109	(23,794)	(5,685)	22,251	(36,106)	(13,855)
Management Fee Refunds	—	(5,140)	(5,140)	—	(6,860)	(6,860)
Total (1)	$470,872	$402,516	$873,388	$398,725	$(184,725)	$214,000
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

For the six months ended June 30, 2017, the value of our private equity investment portfolio increased 11.7%. This was comprised of a 18.9% increase in the share prices of various publicly held or publicly indexed investments and a 8.0% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation (NYSE: FDC), Gardner Denver Holdings Inc. and PRA Health Sciences (NASDAQ: PRAH). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Fujian Sunner Development Co. Ltd (SZ: 002299), Pets At Home Limited (LSE: PETS) and US Foods Holding Corp. (NYSE: USFD). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to PortAventura Entertainment S.A. (hotels/leisure sector), National Vision Inc. (retail sector) and Hensoldt GmbH (industrial sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Santanol Pty Ltd (forestry sector), Toys R Us, Inc. (retail sector) and Arbor Pharmaceuticals, Inc. (healthcare sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to, (i) in the case of PortAventura, a valuation that reflected a recent realization event, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

For the six months ended June 30, 2016, the value of our private equity investment portfolio increased 3.5%. This was comprised of a 3.1% decrease in the share prices of various publicly held or publicly indexed investments which was more than offset by a 9.3% increase in value of our privately held investments. The most significant decreases in share prices of various publicly held or publicly indexed investments were losses in First Data Corporation (NYSE: FDC), and to a lesser extent Qingdao Haier (CH: 600690) and PRA Health Sciences Inc. (NASDAQ: PRAH). These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which were US Foods Holding Corp. (NYSE: USFD), Zimmer Biomet Holdings, Inc. (NYSE: ZBH) and HCA Holdings Inc. (NYSE: HCA). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Tire Group B.V. (manufacturing sector), Panasonic Healthcare Co., Ltd. (healthcare sector) and WMF (consumer products sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Inc. (technology sector), KKR Debt Investors 2006 S.à r.l. (financial services sector), a vehicle created to invest opportunistically in the credit markets, and MMI Holdings Limited (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Alliance Tire Group B.V. and WMF, valuations that reflect agreements to sell these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook, (ii) a decrease in the value of market comparables and, (iii) in the case of KKR Debt Investors 2006 S.à r.l., a valuation that reflects price movements of the underlying credit assets in the portfolio.

Segment Expenses

Compensation and Benefits

The net increase was due primarily to higher performance income compensation resulting from a higher level of gains in our private equity portfolio in the current period compared to the prior period as described above as well as increased cash compensation and benefits in connection with a higher level of fees.

Occupancy and Other Operating Expenses

The decrease is primarily due to a decrease in expenses that are creditable to our investment funds, which includes broken-deal expenses, partially offset by an increase in professional fees.

Economic Net Income (Loss)

The increase was primarily due to a higher level of performance income in the current period compared to the prior period and higher fees partially offset by the increase in compensation and benefits as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2016 to June 30, 2017:

($ in thousands)
December 31, 2016	$73,815,500
New Capital Raised	11,080,300
Distributions and Other	(5,368,500)
Change in Value	5,456,700
June 30, 2017	$84,984,000

AUM for the Private Markets segment was $85.0 billion at June 30, 2017, an increase of $11.2 billion, compared to $73.8 billion at December 31, 2016. The increase was primarily attributable to new capital raised primarily in our Asian Fund III and Americas Fund XII and, to a lesser extent, an increase in the value of our Private Markets portfolio. These increases were partially offset by (i) distributions to Private Markets fund investors primarily as a result of realizations most notably in our 2006 Fund, European Fund III, and Asian Fund II and (ii) a decrease of $0.8 billion reflecting expired commitments that are no longer eligible to be called for investments. Our flagship private equity funds like our Americas Fund XII and Asian Fund III, which represent $22.5 billion of AUM at June 30, 2017, are raised only episodically toward the end of the investment period of their predecessor funds or when their predecessor funds' capital becomes largely invested or allocated for investment.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $1.7 billion in our North America Fund XI, $1.0 billion in our 2006 Fund and $0.5 billion in each of our European Fund III and Asian Fund II.  The drivers of the overall change in value for Private Markets were a 18.9% increase in the share prices of various publicly held or publicly indexed investments and a 8.0% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation (NYSE: FDC), Gardner Denver Holdings Inc. and PRA Health Sciences (NASDAQ: PRAH). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Fujian Sunner Development Co. Ltd (SZ: 002299), Pets At Home Limited (LSE: PETS) and US Foods Holding Corp. (NYSE: USFD). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to PortAventura Entertainment S.A. (hotels/leisure sector), National Vision Inc. (retail sector) and Hensoldt GmbH (industrial sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Santanol Pty Ltd (forestry sector), Toys R Us, Inc. (retail sector) and Arbor Pharmaceuticals, Inc. (healthcare sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to, (i) in the case of PortAventura, a valuation that reflected a recent realization event, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2016 to June 30, 2017:

($ in thousands)
December 31, 2016	$52,204,800
New Capital Raised	13,450,100
Distributions and Other	(1,750,700)
Net Changes in Fee Base of Certain Funds	(2,418,800)
Change in Value	523,500
June 30, 2017	$62,008,900

FPAUM in our Private Markets segment was $62.0 billion at June 30, 2017, an increase of $9.8 billion, compared to $52.2 billion at December 31, 2016. The increase was primarily attributable to new capital raised in our Asian Fund III (which reached its $8.5 billion limit on fee paying limited partner capital during the second quarter of 2017) and capital invested in our Asian Fund II and North America Fund XI. These increases were partially offset by net changes in the fee base of our Asian Fund II as a result of it entering into its post investment period, during which it earns fees based on invested capital rather than committed capital. Distributions and other activity primarily related to realizations in our 2006 Fund and European Fund III.

Capital Invested

The increase in capital invested was driven primarily by a $3.7 billion increase in capital invested in our private equity platform, which includes an increase in core private equity of $1.0 billion consisting of an investment in USI, Inc. made by us and one of our investment funds, and an $1.3 billion increase in capital invested in our real assets and other platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the six months ended June 30, 2017, 44% of capital deployed in private equity, excluding core private equity, was in transactions in the Asia-Pacific region, 32% was in Europe and 24% was in North America.
Uncalled Commitments

As of June 30, 2017, our Private Markets segment had $35.8 billion of remaining uncalled capital commitments that could be called for investments in new transactions. The increase is due primarily to new capital raised in Asian Fund III and Americas Fund XII, partially offset by capital called from fund investors to fund investments during the period.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three and six months ended June 30, 2017 and 2016.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

	Three Months Ended
	June 30, 2017	June 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$87,316	$84,834	$2,482
Monitoring Fees	—	—	—
Transaction Fees	25,515	5,888	19,627
Fee Credits	(19,634)	(5,754)	(13,880)
Total Management, Monitoring and Transaction Fees, Net	93,197	84,968	8,229

Performance Income
Realized Incentive Fees	2,624	4,645	(2,021)
Realized Carried Interest	—	—	—
Unrealized Carried Interest	17,709	8,724	8,985
Total Performance Income	20,333	13,369	6,964

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	113,530	98,337	15,193

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	22,950	20,117	2,833
Realized Performance Income Compensation	1,050	1,858	(808)
Unrealized Performance Income Compensation	7,084	3,490	3,594
Total Compensation and Benefits	31,084	25,465	5,619
Occupancy and related charges	1,749	2,007	(258)
Other operating expenses	8,234	9,930	(1,696)
Total Segment Expenses	41,067	37,402	3,665

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$72,463	$60,935	$11,528

Assets Under Management	$63,499,000	$55,633,500	$7,865,500
Fee Paying Assets Under Management	$50,637,300	$48,580,500	$2,056,800
Capital Invested	$1,293,100	$1,146,700	$146,400
Uncalled Commitments	$6,758,700	$7,193,600	$(434,900)

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in transaction fees, partially offset by a corresponding increase in fee credits, and an increase in management fees. The increase in transaction fees was driven primarily by a $18.5 million breakup fee received in the three months ended June 30, 2017 in connection with a terminated transaction, compared to no such breakup fees in the three months ended June 30, 2016. The net amount of this fee attributable to us after credits to our limited partners was $4.6 million. Management fees increased primarily due to capital invested in our Special Situations Fund II, Lending Partners II Fund and Lending Partners Europe Fund as well as an increase in management fees from our strategic partnerships. This increase was partially offset by a decrease in management fees in our hedge funds solutions business as a result of a reduction in fee paying AUM due to redemptions. See "-- Business Segments - Public Markets." KKR reports its investment in PAAMCO Prisma using the equity method of accounting, and on a segment basis, KKR reflects its allocation of the net income of PAAMCO Prisma as management fees and realized incentive fees.  Accordingly, the management fees and other revenues and expenses of Prisma that had been reported on a gross basis prior to the closing of the transaction on June 1, 2017 are reported on a net basis as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017.

Performance Income

The net increase was primarily attributable to a higher level of net carried interest gains in the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The carried interest gains in the current period were primarily the result of net increases in the value of our credit portfolio, the most significant of which was in our mezzanine strategy. These increases were partially offset by lower carried interest in our direct lending strategy.

Segment Expenses

Compensation and Benefits

The increase was primarily due to higher net performance income compensation in connection with a higher level of net carried interest gains for the three months ended June 30, 2017, as compared to three months ended June 30, 2016, as described above as well as increased cash compensation and benefits in connection with a higher level of fees.

Occupancy and Other Operating Expenses

The decrease was primarily driven by lower operating expenses as a result of having transferred certain leased office space and other operating expenses as part of the PAAMCO Prisma transaction. See "-- Business Segments - Public Markets"

Economic Net Income (Loss)

The increase is primarily attributable to the increase in fees and performance income, partially offset by an increase in compensation and benefits expense as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from March 31, 2017 to June 30, 2017:

($ in thousands)
March 31, 2017	$57,418,700
New Capital Raised	1,967,500
Impact of Other Transactions	3,811,400
Distributions	(571,400)
Redemptions	(432,300)
Change in Value	1,305,100
June 30, 2017	$63,499,000

AUM in our Public Markets segment totaled $63.5 billion at June 30, 2017, an increase of $6.1 billion compared to AUM of $57.4 billion at March 31, 2017. The increase was primarily due to the impact of the PAAMCO Prisma transaction (reflected under "Impact of Other Transactions") and new capital raised across multiple strategies, most notably $0.6 billion in our Lending Partners III Fund and $0.6 billion in our strategic partnerships. The closing of the PAAMCO Prisma transaction resulted in a net increase of approximately $3.8 billion reflecting the excess of our pro-rata portion of the AUM of PAAMCO Prisma over the historical AUM of Prisma Capital Partners, our former hedge funds solutions platform. The increases due to change in value were driven primarily by $0.5 billion in our strategic partnerships and $0.3 billion in our European CLOs. Partially offsetting these increases were redemptions and distributions from certain investment vehicles, most notably in our strategic partnerships and our CLOs. For the three months ended June 30, 2017, new capital raised has outpaced redemptions within our strategic partnership platform.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from March 31, 2017 to June 30, 2017:

($ in thousands)
March 31, 2017	$50,463,500
New Capital Raised	2,015,300
Impact of Other Transactions	(1,600,000)
Distributions	(939,600)
Redemptions	(432,300)
Change in Value	1,130,400
June 30, 2017	$50,637,300

FPAUM in our Public Markets segment was $50.6 billion at June 30, 2017, an increase of $0.1 billion compared to FPAUM of $50.5 billion at March 31, 2017. The increase was primarily due to new capital raised across multiple strategies most notably $0.6 billion in our strategic partnership platform, $0.3 billion in our Lending Partners II Fund and $0.2 billion in our Lending Partners III Fund. New capital raised includes capital that was raised in previous periods but began earning fees upon deployment of capital. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies driven by $0.4 billion from our strategic partnerships platform and $0.3 billion from our CLOs. The impact of other transactions represents the closing of the PAAMCO Prisma transaction. This resulted in a net decrease of approximately $1.6 billion reflecting the excess of our historical FPAUM of Prisma Capital Partners, our former hedge funds solutions platform, over our pro-rata portion of the FPAUM of PAAMCO Prisma. FPAUM excludes assets under advisement of PAAMCO Prisma. For the three months ended June 30, 2017, within our strategic partnerships platform, new capital raised has outpaced redemptions. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $4.5 billion.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.2%.  We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

Capital invested increased for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase is primarily due to a higher level of net capital deployed in our direct lending strategy.

Uncalled Commitments

As of June 30, 2017, our Public Markets segment had $6.8 billion of uncalled capital commitments that could be called for investments in new transactions. The decrease from June 30, 2016, is due to capital called from limited partners to fund investments during the period, partially offset by new capital raised primarily in Lending Partners III Fund.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$172,088	$161,636	$10,452
Monitoring Fees	—	—	—
Transaction Fees	29,571	7,020	22,551
Fee Credits	(23,001)	(5,965)	(17,036)
Total Management, Monitoring and Transaction Fees, Net	178,658	162,691	15,967

Performance Income
Realized Incentive Fees	4,310	6,238	(1,928)
Realized Carried Interest	—	3,838	(3,838)
Unrealized Carried Interest	34,829	(20,382)	55,211
Total Performance Income	39,139	(10,306)	49,445

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	217,797	152,385	65,412

Segment Expenses		39171
Compensation and Benefits		4030
Cash Compensation and Benefits	42,734	39,171	3,563
Realized Performance Income Compensation	1,724	4,030	(2,306)
Unrealized Performance Income Compensation	13,932	(8,152)	22,084
Total Compensation and Benefits	58,390	35,049	23,341
Occupancy and related charges	3,605	4,682	(1,077)
Other operating expenses	16,572	19,208	(2,636)
Total Segment Expenses	78,567	58,939	19,628

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$139,230	$93,446	$45,784

Assets Under Management	$63,499,000	$55,633,500	$7,865,500
Fee Paying Assets Under Management	$50,637,300	$48,580,500	$2,056,800
Capital Invested	$2,186,700	$1,565,000	$621,700
Uncalled Commitments	$6,758,700	$7,193,600	$(434,900)

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in transaction fees, partially offset by a corresponding increase in fee credits, and an increase in management fees. The increase in transaction fees was driven primarily by a $18.5 million breakup fee received in the six months ended June 30, 2017 in connection with a terminated transaction, compared to no such breakup fees in the six months ended June 30, 2016. The net amount of this fee attributable to us after credits to our limited partners was $4.6 million. The increase in management fees related primarily to capital invested in our Special Situations Fund II, Lending Partners II Fund, and Lending Partners Europe Fund as well as an increase in management fees from our strategic partnerships. This increase was partially offset by a decrease in management fees in our hedge funds solutions business as a result of a reduction in fee paying AUM due to redemptions.

Performance Income

The net increase was primarily attributable to net carried interest gains in the six months ended June 30, 2017, compared to net carried interest losses during the six months ended June 30, 2016. The carried interest gains in the current period were primarily the result of increases in the value of our private credit portfolio, with the most significant carried interest gains arising in our Mezzanine Fund. In the prior period, carried interest losses were experienced in our Mezzanine Fund and direct lending strategies.

Segment Expenses

Compensation and Benefits

The increase was primarily due to higher net performance income compensation in connection with net carried interest gains for the six months ended June 30, 2017, as compared to net carried interest losses for the six months ended June 30, 2016, as described above as well as increased cash compensation and benefits in connection with a higher level of fees.

Occupancy and Other Operating Expenses

The decrease was primarily driven by lower operating expenses as a result of having transferred certain leased office space and other operating expenses as part of the PAAMCO Prisma transaction. See "-- Business Segments - Public Markets"

Economic Net Income (Loss)

The increase is primarily attributable to the increase in performance income and transaction and management fees, partially offset by an increase in compensation and benefits expense as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2016 to June 30, 2017:

($ in thousands)
December 31, 2016	$55,740,200
New Capital Raised	4,216,700
Impact of Other Transactions	3,811,400
Distributions	(1,242,800)
Redemptions	(1,470,100)
Change in Value	2,443,600
June 30, 2017	$63,499,000

AUM in our Public Markets segment totaled $63.5 billion at June 30, 2017, an increase of $7.8 billion compared to AUM of $55.7 billion at December 31, 2016. The "Impact of Other Transactions" represents the closing of the PAAMCO Prisma transaction. This resulted in a net increase of approximately $3.8 billion reflecting the excess of our pro-rata portion of the AUM of PAAMCO Prisma over the historical AUM of Prisma Capital Partners, our former hedge funds solutions platform. The remaining increase for the period was primarily due to new capital raised across multiple strategies most notably $1.3 billion in our liquid credit strategies, $1.1 billion in our strategic partnerships platforms, $0.6 billion in our CLOs and $0.6 billion in our Lending Partners III Fund. For the six months ended June 30, 2017 within our strategic partnership platform, new capital raised outpaced our redemptions. The increases due to change in value were driven primarily by our strategic partnerships platform and our US private credit strategy. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily in our strategic partnerships platform and our CLOs.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2016 to June 30, 2017:

($ in thousands)
December 31, 2016	$49,268,600
New Capital Raised	4,680,100
Impact of Other Transactions	(1,600,000)
Distributions	(2,042,500)
Redemptions	(1,470,100)
Change in Value	1,801,200
June 30, 2017	$50,637,300

FPAUM in our Public Markets segment was $50.6 billion at June 30, 2017, an increase of $1.3 billion compared to FPAUM of $49.3 billion at December 31, 2016. The increase was primarily due to new capital raised across multiple strategies, most notably $1.1 billion in strategic partnerships platform, $0.8 billion in our liquid credit strategies, $0.6 billion in our CLOs and $0.4 billion in our Lending Partners Fund II. New capital raised includes capital that was raised in previous periods but began earning fees upon deployment of capital. For the six months ended June 30, 2017, new capital raised has outpaced redemptions within our strategic partnership platform. Change in value was driven primarily by $0.6 billion in our strategic partnerships, $0.4 billion in our European CLOs, and $0.3 billion in our European liquid credit strategy. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies driven by $0.9 billion from our strategic partnerships platform, $0.6 billion from our CLOs, and $0.5 billion from our Special Situations II Fund. The "Impact of Other Transactions" represents the closing of the PAAMCO Prisma transaction. This resulted in a net decrease of approximately $1.6 billion reflecting the excess of our historical FPAUM of Prisma Capital Partners, our former hedge funds solutions platform, over our pro-rata portion of the FPAUM of PAAMCO Prisma. FPAUM excludes assets under advisement of PAAMCO Prisma.

Capital Invested

Capital invested increased for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase is primarily due to a higher level of net capital deployed in our direct lending and special situations strategies.

Uncalled Commitments

As of June 30, 2017, our Public Markets segment had $6.8 billion of uncalled capital commitments that could be called for investments in new transactions. The decrease from June 30, 2016, is due to capital called from limited partners to fund investments during the period, partially offset by new capital raised primarily in Lending Partners III Fund.

Capital Markets

The following tables set forth information regarding the results of operations and certain key operating metrics for our Capital Markets segment for the three and six months ended June 30, 2017 and 2016.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

	Three Months Ended
	June 30, 2017	June 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	93,698	39,276	54,422
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	93,698	39,276	54,422

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	93,698	39,276	54,422

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	17,568	7,403	10,165
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	17,568	7,403	10,165
Occupancy and related charges	628	943	(315)
Other operating expenses	3,699	3,222	477
Total Segment Expenses	21,895	11,568	10,327

Income (Loss) attributable to noncontrolling interests	1,180	575	605

Economic Net Income (Loss)	$70,623	$27,133	$43,490

Syndicated Capital	$453,000	$11,200	$441,800

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees increased due primarily to an increase in both the number and size of capital markets transactions for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Overall, we completed 49 capital markets transactions for the three months ended June 30, 2017, of which 11 represented equity offerings and 38 represented debt offerings, as compared to 31 transactions for the three months ended June 30, 2016, of which 4 represented equity offerings and 27 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets businesses as well as third party companies. For the three months ended June 30, 2017, approximately 27% of our transaction fees were earned from unaffiliated third parties as compared to approximately 28% for the three months ended June 30, 2016. Our transaction fees are comprised of fees earned from North America, Europe, and Asia-Pacific, including India. For the three months ended June 30, 2017, approximately 26% of our transaction fees were sourced outside of the United States as compared to approximately 31% for the three months ended June 30, 2016. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our capital markets business does not generate management or monitoring fees.

Segment Expenses

Compensation and Benefits and Other Operating Expenses

Segment expenses have increased compared to the prior period primarily due to higher compensation and benefits expense as a result of higher transactions fees.

Economic Net Income (Loss)

The increase is primarily attributable to the increase in transaction fees as described above.

Syndicated Capital

The increase is primarily due to an increase in both the number and average size of syndication transactions in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Overall, we completed 4 syndication transactions for the three months ended June 30, 2017, as compared to 1 syndication transaction for the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	214,795	96,831	117,964
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	214,795	96,831	117,964

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	214,795	96,831	117,964

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	40,129	15,571	24,558
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	40,129	15,571	24,558
Occupancy and related charges	1,292	1,571	(279)
Other operating expenses	9,027	7,318	1,709
Total Segment Expenses	50,448	24,460	25,988

Income (Loss) attributable to noncontrolling interests	2,764	1,242	1,522

Economic Net Income (Loss)	$161,583	$71,129	$90,454

Syndicated Capital	$1,634,300	$676,500	$957,800

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees increased due to an increase in both the number and size of capital markets transactions for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Overall, we completed 96 capital markets transactions for the six months ended June 30, 2017 of which 18 represented equity offerings and 78 represented debt offerings, as compared to 51 transactions for the six months ended June 30, 2016 of which 9 represented equity offerings and 42 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets businesses as well as third party companies. For the six months ended June 30, 2017 approximately 23% of our transaction fees were earned from third parties as compared to approximately 18% for the six months ended June 30, 2016. Our transaction fees are comprised of fees earned from North America, Europe, Asia-Pacific and India. For the six months ended June 30, 2017 approximately 42% of our transaction fees were sourced outside of the United States as compared to approximately 41% for the six months ended June 30, 2016. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our capital markets business does not generate management or monitoring fees.

Segment Expenses

Compensation and Benefits and Other Operating Expenses

Segment expenses have increased compared to the prior period primarily due to higher compensation and benefits expense as a result of higher transactions fees. The increase in Other operating expenses as compared to the prior period is primarily attributable to increased transaction costs in connection with a reorganization of our India debt financing company.

Economic Net Income (Loss)

The increase is primarily attributable to the increase in transaction fees, which is partially offset by the increase in compensation and benefits expense as described above.

Syndicated Capital

The increase is primarily due to an increase in both the number and average size of syndication transactions in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Overall, we completed 9 syndication transactions for the six months ended June 30, 2017 as compared to 6 syndications for the six months ended June 30, 2016.

Principal Activities

The following tables set forth information regarding the results of operations and certain key operating metrics for our Principal Activities segment for the three and six months ended June 30, 2017 and 2016.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

	Three Months Ended
	June 30, 2017	June 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	—	—	—
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	—	—	—

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	7,180	224,699	(217,519)
Net Unrealized Gains (Losses)	307,977	(297,448)	605,425
Total Realized and Unrealized	315,157	(72,749)	387,906
Interest Income and Dividends	67,836	74,451	(6,615)
Interest Expense	(47,026)	(48,447)	1,421
Net Interest and Dividends	20,810	26,004	(5,194)
Total Investment Income (Loss)	335,967	(46,745)	382,712

Total Segment Revenues	335,967	(46,745)	382,712

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	34,551	23,695	10,856
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	34,551	23,695	10,856
Occupancy and related charges	3,500	3,670	(170)
Other operating expenses	13,144	10,372	2,772
Total Segment Expenses	51,195	37,737	13,458

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$284,772	$(84,482)	$369,254

Segment Revenues
Investment Income
The net increase is primarily due to realized and unrealized gains during the three months ended June 30, 2017, compared to realized and unrealized losses in the prior period, partially offset by a decrease in net interest and dividends of $5.2 million.
For the three months ended June 30, 2017, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of PortAventura Entertainment S.A., Panasonic Healthcare Co., Ltd., US Foods Holding Corp. and GoDaddy Inc. partially offset by losses on the restructurings of special situations investment Algeco Scotsman, Inc. (industrial sector) and Aurora Eaglebine (energy sector). Net unrealized gains were primarily attributable to mark-to-market gains on various Private Markets investments including First Data Corporation, The Hut Group (retail sector), and Veresen Midstream (infrastructure sector) as well as the reversal of unrealized losses on the restructuring of assets mentioned above. These increases were partially offset by unrealized losses due to the reversal of unrealized gains on the sales of private equity investments mentioned above as well as mark to market losses on various investments including FanDuel (entertainment sector) and our CLOs.
As of June 30, 2017, $265.1 million of investments in CLOs and our $325.0 million investment in KKR Real Estate Finance Trust Inc., our real estate investment trust or REIT, were carried at cost. As of June 30, 2017, the cumulative net unrealized gain or loss relating to changes in fair value for these investments was a $0.1 million loss for CLOs and a $24.4 million gain for the real estate investment trust.
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
For the three months ended June 30, 2017, net interest and dividends were comprised of (i) $36.1 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our capital markets business and our cash balances, (ii) $31.7 million of dividend income from distributions received primarily through our private equity investments and real estate investments including our investment in our REIT and (iii) $47.0 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
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
The net decrease in net interest and dividends is due primarily to the lower amount of interest income in connection with the lower amount of capital invested in CLOs described above.
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
Occupancy and Other Operating Expenses
The increase was primarily due to a greater amount of other operating expenses allocated from the other operating segments to Principal Activities, as well as a greater amount of corporate other operating expenses allocated to Principal Activities, in each case as a result of an increase in the proportion of revenue earned by Principal Activities relative to other operating segments.

Economic Net Income (Loss)
The increase in economic net income for the three months ended June 30, 2017 was primarily driven by net investment income as described above.
Six months ended June 30, 2017 compared to six months ended June 30, 2016

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	—	—	—
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	—	—	—

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	86,631	200,516	(113,885)
Net Unrealized Gains (Losses)	512,013	(862,439)	1,374,452
Total Realized and Unrealized	598,644	(661,923)	1,260,567
Interest Income and Dividends	124,718	182,571	(57,853)
Interest Expense	(88,735)	(96,991)	8,256
Net Interest and Dividends	35,983	85,580	(49,597)
Total Investment Income (Loss)	634,627	(576,343)	1,210,970

Total Segment Revenues	634,627	(576,343)	1,210,970

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	71,633	48,405	23,228
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	71,633	48,405	23,228
Occupancy and related charges	7,242	7,392	(150)
Other operating expenses	26,089	21,758	4,331
Total Segment Expenses	104,964	77,555	27,409

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$529,663	$(653,898)	$1,183,561

Segment Revenues
Investment Income
The net increase is primarily due to unrealized gains during the six months ended June 30, 2017, compared to unrealized losses in the prior period, partially offset by a decrease in net interest and dividends of $49.6 million.
For the six months ended June 30, 2017, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of HCA Holdings, Inc., Galenica AG and PortAventura Entertainment S.A. partially offset by losses on the sale of Fortune Creek Partnership (energy sector) and the restructurings of Algeco Scotsman and Aurora Eaglebine. Net unrealized gains were primarily attributable to mark-to-market gains on various Private Markets investments including First Data Corporation, an oil field services investment in our special situations strategy, and Veresen Midstream. These increases were partially offset primarily by unrealized losses due to the reversal of unrealized gains on the sales of private equity investments mentioned above.
As of June 30, 2017, $265.1 million of investments in CLOs and our $325.0 million investment in our REIT, were carried at cost. As of June 30, 2017, the cumulative net unrealized gain or loss relating to changes in fair value for these investments was an $0.1 million loss for CLOs and a $24.4 million gain for the REIT.
Since April 30, 2014, the date we completed our acquisition of KFN, the amount of invested capital in our CLOs has decreased. After the acquisition and prior to 2017, the notes issued by all six legacy CLOs held by KFN have been called for redemption. These legacy CLOs held by KFN, which were issued prior to 2012, were larger in total transaction size relative to those that were issued subsequently. The size of new CLOs and the frequency of CLO issuances will depend on market conditions. CLO issuances typically increase when the spread between the value of CLO assets and liabilities generates an attractive return to KKR and other subordinated note holders, such as KKR. In the case where demand for loans leads to tighter spreads or if interest rates for the liabilities increase, the return to subordinated note holders would be less attractive, and the issuance of CLOs would be expected to generally decline. Consequently, since April 30, 2014, the amount of interest income and dividends from our CLOs has declined.  While the size of our CLO portfolio has declined compared to prior years, along with the levels of associated interest income and dividends, as we have called for redemption all notes issued by all six legacy CLOs held by KFN, we do not expect the rate of decline in the near term to be as significant as in the first six months of 2017 compared to 2016. Based on the above factors combined with alternative investment opportunities, we may selectively redeploy capital to other assets outside of CLOs and credit into other asset classes such as private equity.
For the six months ended June 30, 2016, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of Walgreens Boots Alliance, Inc. and HCA Holdings, Inc., offset by the loss from the redemption of limited partner interests in a fund managed by BlackGold Capital Management, which redemption did not include the interest that we own in their general partner and management company, as well as certain CLOs being called and the sale of certain alternative credit investments. As of June 30, 2016, KKR no longer holds any limited partner interests in BlackGold Capital Management. Net unrealized losses were primarily attributable to mark-to-market losses on various Private Markets investments including First Data Corporation and to a lesser extent WMI Holdings Corp., mark-to-market losses on various alternative credit investments and unrealized losses on energy investments, and reversals of unrealized gains on the sales of private equity investments.
For the six months ended June 30, 2017, net interest and dividends were comprised of (i) $74.6 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our capital markets business and our cash balances, (ii) $50.1 million of dividend income from distributions received primarily through our private equity investments and real estate investments including our investment in our REIT and (iii) $88.7 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
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
The net decrease in net interest and dividends is due primarily to the lower amount of capital invested in CLOs described above, as well as a lower level of dividends in the 2017 period, partially offset by lower interest expense due to the redemption and paydown of KFN's 8.375% senior notes due 2041 and other debt after the second quarter of 2016.

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
Occupancy and Other Operating Expenses
The increase was primarily due to a greater amount of other operating expenses allocated from the other operating segments to Principal Activities, as well as a greater amount of corporate other operating expenses allocated to Principal Activities, in each case as a result of an increase in the proportion of revenue earned by Principal Activities relative to other operating segments.
Economic Net Income (Loss)
The increase in economic net income for the six months ended June 30, 2017 was primarily driven by net investment income as described above.

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

The following tables present information with respect to our segment balance sheet as of June 30, 2017 and December 31, 2016:

	As of	As of
	June 30, 2017	December 31, 2016
	($ in thousands, except per unit amounts)
Cash and Short-term Investments	$3,074,003	$3,387,673
Investments	8,357,597	6,958,873
Unrealized Carry (1)	1,498,310	1,213,692
Other Assets	1,909,534	1,611,678
Corporate Real Estate	161,225	161,225
Total Assets	$15,000,669	$13,333,141

Debt Obligations - KKR (ex-KFN)	$2,000,000	$2,000,000
Debt Obligations - KFN	639,767	398,560
Preferred Shares - KFN	373,750	373,750
Other Liabilities	491,262	244,676
Total Liabilities	3,504,779	3,016,986

Noncontrolling Interests	22,397	19,564
Preferred Units	500,000	500,000

Book Value	$10,973,493	$9,796,591

Book Value Per Outstanding Adjusted Unit	$13.50	$12.15

(1) Unrealized Carry
Private Markets	$1,392,639	$1,141,610
Public Markets	105,671	72,082
Total	$1,498,310	$1,213,692

The following table presents the holdings of our segment balance sheet by asset class as of June 30, 2017. To the extent investments on our segment balance sheet, for example in energy, direct lending, CLOs and specialty finance, are realized at values below their cost, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of June 30, 2017

Investments	Cost	Carrying Value	Carrying Value as a Percentage of Total Investments

Private Equity Co-Investments and Other Equity	$2,351,789	$2,796,608	33.5%
Private Equity Funds	1,030,347	1,316,484	15.7%
Private Equity Total	3,382,136	4,113,092	49.2%

Energy	984,290	593,600	7.1%
Real Estate (1)	765,009	823,649	9.9%
Infrastructure	237,803	298,348	3.6%
Real Assets Total	1,987,102	1,715,597	20.6%

Special Situations	784,763	826,465	9.9%
Direct Lending	105,636	99,253	1.2%
Mezzanine	25,822	27,755	0.3%
Alternative Credit Total	916,221	953,473	11.4%
CLOs (1)	971,211	602,386	7.2%
Liquid Credit	149,773	162,226	1.9%
Specialty Finance	288,621	212,193	2.5%
Credit Total	2,325,826	1,930,278	23.0%

Other	578,209	598,630	7.2%

Total Investments	$8,273,273	$8,357,597	100.0%

	As of June 30, 2017
Significant Investments: (2)	Cost	Carrying Value	Carrying Value as a Percentage of Total Investments
First Data Corporation (NYSE: FDC)	$1,031,827	$1,391,845	16.7%
USI, Inc. (financial services sector)	500,099	500,099	6.0%
KKR Real Estate Finance Trust Inc. (NYSE: KREF)	325,000	325,000	3.9%
PortAventura Entertainment S.A. (hotels/leisure sector)	269,364	285,658	3.4%
WMIH Corp. (NASDAQ: WMIH)	221,412	207,577	2.5%
Total Significant Investments	2,347,702	2,710,179	32.5%

Other Investments	5,925,571	5,647,418	67.5%
Total Investments	$8,273,273	$8,357,597	100.0%

(1) Includes approximately $265.1 million and $325.0 million of CLOs and our ownership of KKR Real Estate Finance Trust Inc., respectively, that are not held for investment purposes and are held at cost.

(2) The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their carrying values as of June 30, 2017. The carrying value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

The following tables provide reconciliations of KKR’s GAAP Condensed Consolidated Statements of Financial Condition to Total Reportable Segments Balance Sheet as of June 30, 2017 and December 31, 2016.

As of June 30, 2017
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$2,131,687	—	—	942,316	—	—	$3,074,003	Cash and Short-term Investments
Investments	36,267,767	(25,259,845)	(1,152,015)	(1,498,310)	—	—	8,357,597	Investments
		—	—	1,498,310	—	—	1,498,310	Unrealized Carry
Other Assets	4,468,627	(1,152,717)	—	(1,103,541)	—	(302,835)	1,909,534	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$42,868,081	(26,412,562)	(1,152,015)	—	—	(302,835)	$15,000,669

Liabilities and Equity
Debt Obligations	$19,425,253	(16,785,486)	—	(639,767)	—	—	$2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	639,767	—	—	639,767	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	3,900,469	(2,084,483)	(1,152,015)	—	—	(172,709)	491,262	Other Liabilities
Total Liabilities	23,325,722	(18,869,969)	(1,152,015)	373,750	—	(172,709)	3,504,779

Redeemable Noncontrolling Interests	512,481	(512,481)	—	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—	—
KKR & Co. L.P. Capital - Common Unitholders	6,212,556	137,831	—	(17,446)	4,770,678	(130,126)	10,973,493	Book Value
Noncontrolling Interests	12,334,768	(7,167,943)	—	(373,750)	(4,770,678)	—	22,397	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Units
Total Liabilities and Equity	$42,868,081	(26,412,562)	(1,152,015)	—	—	(302,835)	$15,000,669

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

As of December 31, 2016
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$2,508,902	—	—	878,771	—	—	$3,387,673	Cash and Short-term Investments
Investments	31,409,765	(22,249,206)	(987,994)	(1,213,692)	—	—	6,958,873	Investments
		—	—	1,213,692	—	—	1,213,692	Unrealized Carry
Other Assets	5,084,230	(2,118,364)	—	(1,039,996)	—	(314,192)	1,611,678	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$39,002,897	(24,367,570)	(987,994)	—	—	(314,192)	$13,333,141

Liabilities and Equity
Debt Obligations	$18,544,075	(16,145,515)	—	(398,560)	—	—	$2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	398,560	—	—	398,560	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	3,340,739	(1,945,039)	(987,994)	—	—	(163,030)	244,676	Other Liabilities
Total Liabilities	21,884,814	(18,090,554)	(987,994)	373,750	—	(163,030)	3,016,986

Redeemable Noncontrolling Interests	632,348	(632,348)	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—
KKR & Co. L.P. Capital - Common Unitholders	5,457,279	118,635	—	(17,446)	4,389,285	(151,162)	9,796,591	Book Value
Noncontrolling Interests	10,545,902	(5,763,303)	—	(373,750)	(4,389,285)	—	19,564	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Units
Total Liabilities and Equity	$39,002,897	(24,367,570)	(987,994)	—	—	(314,192)	$13,333,141

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding to Adjusted Units, Adjusted Units Eligible for Distribution and Outstanding Adjusted Units:

	As of	As of
	June 30, 2017	December 31, 2016
GAAP Common Units Outstanding - Basic	469,968,183	452,380,335
Adjustments:
Unvested Common Units (1)	30,487,944	37,519,436
Other Exchangeable Securities (2)	4,002,713	4,600,320
GAAP Common Units Outstanding - Diluted	504,458,840	494,500,091
Adjustments:
KKR Holdings Units (3)	342,993,993	353,757,398
Adjusted Units	847,452,833	848,257,489
Adjustments:
Unvested Common Units	(30,487,944)	(37,519,436)
Adjusted Units Eligible for Distribution	816,964,889	810,738,053
Adjustments:
Vested Other Exchangeable Securities (2)	(4,002,713)	(4,600,320)
Outstanding Adjusted Units	812,962,176	806,137,733

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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of June 30, 2017, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of a strategic partnership.

As of June 30, 2017, netting holes in excess of $50 million existed at four of our private equity funds, which were our European Fund IV, Asian Fund II, European Fund III and Asian Fund which had netting holes of approximately $130 million, $81 million, $78 million and $65 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. The following describes these sources of liquidity.

Revolving Credit Agreements, Senior Notes, KFN Debt Obligations & KFN Securities

For a discussion of KKR's debt obligations, including our revolving credit agreements, senior notes, KFN debt obligations and KFN securities, see Note 10 "Debt Obligations" to the audited financial statements included in our Annual Report on Form 10-K. The information presented below supplements and updates, and should be read in conjunction with, such information. No amounts were borrowed under our corporate credit agreement with HSBC Bank USA for the three and six months ended June 30, 2017. With respect to the KCM Credit Agreement, a total of $522 million and $847 million was borrowed and $522 million and $847 million was repaid for the three and six months ended June 30, 2017, respectively. As of June 30, 2017 no amounts were drawn under the KCM Credit Agreement, but a letter of credit was outstanding in the amount of $12 million which reduces the overall capacity of the KCM Credit Agreement.

KCM Short-Term Credit Agreement

On June 29, 2017, KKR Capital Markets entered into a 364-day revolving credit agreement (the “KCM Short-Term Credit Agreement”) with a major financial institution for use in KKR’s capital markets business. This financial institution also provides the existing KCM Credit Agreement. The KCM Short-Term Credit Agreement provides for revolving borrowings of up to $750 million, expires on June 28, 2018, and ranks pari passu with the KCM Credit Agreement. Borrowings under the KCM Short-Term Credit Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR’s capital markets business. Obligations under the KCM Short-Term Credit Agreement are limited solely to entities involved in KKR’s capital markets business, and liabilities under the KCM Short-Term Credit Agreement are non-recourse to other parts of KKR. No amounts were borrowed under the KCM Short-Term Credit Agreement for the three months ended June 30, 2017.

Preferred Units

For a discussion of KKR's Series A and Series B Preferred Units, see Note 15 "Equity" to the audited financial statements and "--Liquidity Needs--Preferred Units" in the management's discussion and analysis of financial condition and results of operations, each of which is included in our Annual Report on Form 10-K.

Common Units

On May 16, 2014, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 5,000,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (2) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. This registration statement expired on June 4, 2017 with 4,173,039 common units issued and sold.

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

KKR & Co. L.P. Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. On February 9, 2017, KKR announced the authorization of an incremental $250 million under this unit repurchase program. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. Since inception of the unit repurchase program through July 27, 2017, KKR has repurchased and canceled approximately 31.7 million outstanding common units for approximately $459 million. There is $291 million remaining as of July 27, 2017 under the current repurchase program. No units were repurchased during the first six months of 2017.

In addition to the purchases of common units above, (1) cash may be used to pay the amount of withholding taxes, social benefit payments or similar payments payable by KKR in respect of awards granted pursuant to the Equity Incentive Plan and (2) cash may be delivered in respect of certain awards granted pursuant to the Equity Incentive Plan and Other Exchangeable Securities. During the first six months of 2017, KKR canceled equity awards representing 2.1 million common units to satisfy tax and cash-settlement obligations of $37.8 million in connection with their vesting. See "--Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 8% of a fund's total capital commitments at final closing; however, the size of our general partner commitment to certain funds pursuing newer strategies may exceed this range. The following table presents our uncalled commitments to our active investment funds as of June 30, 2017:

Uncalled Commitments
Private Markets	($ in thousands)
Americas Fund XII	$1,000,000
Asian Fund III	500,000
Real Estate Partners Americas II	150,000
Next Generation Technology Growth Fund	97,100
European Fund IV	95,600
Global Infrastructure Investors II	78,300
Energy Income and Growth	57,700
Real Estate Partners Europe	54,100
Other Private Markets Vehicles	1,006,200
Total Private Markets Commitments	3,039,000

Public Markets
Special Situations Fund II	203,700
Lending Partners Europe	30,800
Lending Partners III	25,900
Other Public Markets Vehicles	166,500
Total Public Markets Commitments	426,900

Total Uncalled Commitments	$3,465,900

Other Commitments

In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities segment, and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets segment. As of June 30, 2017, these commitments amounted to $152.8 million and $461.3 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. In the case of purchases of investments or assets in our Principal Activities segment, the amount to be funded include amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Prisma Capital Partners

As of June 30, 2017, no amounts were due under the contingent consideration arrangement in connection with the acquisition of the equity interests of Prisma on October 1, 2012. The final measurement date for such contingent consideration was June 30, 2017. On June 1, 2017, KKR completed its previously announced transaction to combine Pacific Alternative Asset Management Company, LLC, or PAAMCO, with Prisma Capital Partners LP, formerly known as KKR Prisma. See "--Overview - Business Segments - Public Markets."

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

For the three and six months ended June 30, 2017 and 2016, no cash payments have been made under the tax receivable agreement. As of June 30, 2017, $4.2 million of cumulative income tax savings have been realized. See "-Liquidity-Other Liquidity Needs- Contractual Obligations, Commitments and Contingencies" for a discussion of amounts payable and cumulative cash payments made under this agreement.

Distributions
A distribution of $0.17 per common unit has been declared, which will be paid on August 22, 2017 to holders of record of common units as of the close of business on August 7, 2017. Under KKR's current distribution policy for its common units, KKR intends to make equal quarterly distributions to holders of common units in an amount of $0.17 per common unit per quarter, beginning with the financial results reported for the first quarter of 2017.
A distribution of $0.421875 per Series A Preferred Unit has been declared and set aside for payment on September 15, 2017 to holders of record of Series A Preferred Units as of the close of business on September 1, 2017. A distribution of $0.406250 per Series B Preferred Unit has been declared and set aside for payment on September 15, 2017 to holders of record of Series B Preferred Units as of the close of business on September 1, 2017.
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

Other Liquidity Needs

We may also be required to fund various underwriting, syndications and fronting commitments in our capital markets business in connection with the underwriting of loans, securities or other financial instruments, which has increased in significance in the first six months of 2017 and may continue to be significant in future quarters. We generally expect that these commitments will be syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2017.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$6,059.3	$—	$—	$—	$6,059.3
Debt payment obligations (2)	1,034.3	962.2	1,064.1	16,146.1	19,206.7
Interest obligations on debt (3)	693.0	1,342.6	1,247.6	4,068.7	7,351.9
Underwriting commitments (4)	416.3	—	—	—	416.3
Lending commitments (5)	45.0	—	—	—	45.0
Purchase commitments (6)	122.5	29.7	0.3	0.3	152.8
Lease obligations	52.9	96.2	39.2	10.9	199.2
Corporate real estate (7)	—	292.5	—	—	292.5
Total	$8,423.3	$2,723.2	$2,351.2	$20,226.0	$33,723.7

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

(2)
Amounts include (i) the 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes of $2.0 billion gross of unamortized discount, (ii) KFN 2032 Senior notes of $0.4 billion gross of unamortized discount, (iii) KFN Junior Subordinated Notes of $0.3 billion, gross of unamortized discount, (iv) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $2.1 billion, (v) debt securities issued by our consolidated CLOs of $9.4 billion and (vi) debt securities issued by our consolidated CMBS entities of $5.0 billion. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CLOs and CMBS entities are supported solely by the investments held at the CLO and CMBS vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at June 30, 2017 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of June 30, 2017, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of June 30, 2017, a payable of $137.8 million has been recorded in due to affiliates in the condensed consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2017, approximately $24.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2017 on an unconsolidated basis before the consolidation of funds and CFEs. This table differs from the table presented above which sets forth contractual commitments on a consolidated basis principally because this table excludes the obligations of our consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$3,465.9	$—	$—	$—	$3,465.9
Debt payment obligations (2)	—	—	500.0	2,139.8	2,639.8
Interest obligations on debt (3)	147.6	281.8	233.9	2,036.6	2,699.9
Underwriting commitments (4)	416.3	—	—	—	416.3
Lending commitments (5)	45.0	—	—	—	45.0
Purchase commitments (6)	122.5	29.7	0.3	0.3	152.8
Lease obligations	52.9	96.2	39.2	10.9	199.2
Corporate real estate (7)	—	292.5	—	—	292.5
Total	$4,250.2	$700.2	$773.4	$4,187.6	$9,911.4

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

(2)
Represents the 2020 Senior Notes, 2043 Senior Notes, 2044 Senior Notes, KFN 2032 Senior Notes, and KFN Junior Subordinated Notes which are presented gross of unamortized discounts and net of unamortized premiums. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at June 30, 2017 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of June 30, 2017, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of June 30, 2017, a payable of $137.8 million has been recorded in due to affiliates in the condensed consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2017, approximately $24.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

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

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of June 30, 2017, $47.3 million of carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their June 30, 2017 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,078.7 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values.

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

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, the principals' potential exposure has been reduced to $72.2 million as of June 30, 2017. Using valuations as of June 30, 2017, $19.7 million would be due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to persons who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

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

We classified 7.8% of total investments measured and reported at fair value as Level I at June 30, 2017.

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

We classified 38.6% of total investments measured and reported at fair value as Level II at June 30, 2017.

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

We classified 53.6% of total investments measured and reported at fair value as Level III at June 30, 2017. The valuation of our Level III investments at June 30, 2017 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, we estimated probability of such a sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the total Level III private equity investment portfolio, including investments in both consolidated and unconsolidated investment funds, approximately 66% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of June 30, 2017, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for this portfolio of Level III private equity investments were 38%, 42% and 20%, respectively.

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

On a segment basis, our energy real asset investments in oil and gas producing properties as of June 30, 2017 had a fair value of approximately $594 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in investment income of $59.4 million and a decline in net income attributable to KKR & Co. L.P. of $34.3 million, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of June 30, 2017, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that investment income would have been approximately $73 million lower, resulting in a lower amount of net income attributable to KKR & Co. L.P. of approximately 57.8% of the overall decrease in investment income, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P.

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

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR’s investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR’s valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted to their respective valuation sub-committees. As of June 30, 2017, less than 5% of the total value of our Level III credit investments are not valued with the engagement of an independent valuation firm.

KKR has a global valuation committee comprised of senior employees including investment professionals and professionals from business operations functions, and includes one of our Co-Presidents and Co-Chief Operating Officers and our Chief Financial Officer, General Counsel and Chief Compliance Officer. The global valuation committee is assisted by valuation sub-committees and investment professionals for each business strategy. All preliminary Level III valuations are reviewed and approved by the valuation sub-committees for private equity, real estate, energy and infrastructure and credit, as applicable. For periods prior to the completion of the PAAMCO Prisma transaction, when Level III valuations were required to be performed on hedge fund investments, a valuation sub-committee for hedge funds reviewed these valuations. The valuation sub-committees are responsible for the review and approval of valuations in their respective business lines on a quarterly basis. The members of the valuation sub-committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments.

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

As of June 30, 2017, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

As of June 30, 2017, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of June 30, 2017, investments which represented greater than 5% of total reportable segments investments consisted of First Data Corporation and USI, Inc. (financial services sector) valued at $1,391.8 million and $500.1 million, respectively. Our investment income can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of First Data Corporation (NYSE: FDC). For the quarter and six months ended June 30, 2017, the increase in the stock price of First Data Corporation increased economic net income on a segment basis by approximately $258 million and $382 million, respectively. See "--Business Environment" for a discussion on the impact of global equity markets on our financial condition and "--Segment Balance Sheet" for additional information regarding our largest holdings on a segment basis in our Annual Report on Form 10-K.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risks during the three and six months ended June 30, 2017. For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 24, 2017.

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

As of the period ended June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the period ended June 30, 2017, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three or six months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common Unit Repurchases in the Second Quarter of 2017

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

The table below sets forth the information with respect to purchases made by or on behalf of KKR & Co. L.P. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common units during the second quarter of 2017.

Issuer Purchases of Common Units
(amounts in thousands, except unit and per unit amounts)

	Total Number of Units Purchased	Average Price Paid Per Units	Cumulative Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2017 to April 30, 2017)	—	$—	31,674,162	$291,225
Month #2 (May 1, 2017 to May 31, 2017)	—	$—	31,674,162	$291,225
Month #3 (June 1, 2017 to June 30, 2017)	—	$—	31,674,162	$291,225
Total through June 30, 2017	—
Purchases subsequent to June 30, 2017:
(July 1, 2017 to July 27, 2017)	—	$—	31,674,162	$291,225
Total through July 27, 2017	—

In addition to the purchases of common units above, (1) cash may be used to pay the amount of withholding taxes, social benefit payments or similar payments payable by KKR in respect of awards granted pursuant to the Equity Incentive Plan and (2) cash may be delivered in respect of certain awards granted pursuant to the Equity Incentive Plan and Other Exchangeable Securities. During the first six months of 2017, KKR canceled equity awards representing 2.1 million common units to satisfy tax and cash-settlement obligations of $37.8 million in connection with their vesting, bringing cumulative cancellations of equity awards representing 7.2 million common units to satisfy tax obligations of approximately $116.7 million since October 27, 2015.

During the second quarter of 2017, 8,170,382 KKR Group Partnership Units were exchanged by (i) KKR Holdings and (ii) holders of other exchangeable securities issued in connection with the acquisition of Avoca for an equal number of our common units. This resulted in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings and holders of the other exchangeable security holders.

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

KKR & CO. L.P.

By: KKR Management LLC
Its General Partner

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer of KKR Management LLC and authorized signatory)

DATE:	August 4, 2017

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
10.1†
364-Day Revolving Credit Agreement, dated as of June 29, 2017, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., each of the Lenders (as defined therein), and Mizuho Bank, Ltd., as administrative agent.

10.2†
First Amendment, dated as of June 29, 2017, to Second Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 30, 2016, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., the Majority Lenders (as defined therein), and Mizuho Bank, Ltd., as administrative agent.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and June 30, 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and June 30, 2016; (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2017 and June 30, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, and (vi) the Notes to the Condensed Consolidated Financial Statements.

† Certain portions have been omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC. Omitted information has been filed separately with the SEC.

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