Form 10-Q
period 2017-09-30
KKR & Co. L.P.
filed 2017-11-03
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 477,572,397 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended September 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of distributions on common or preferred units of KKR, the timing, manner and volume of repurchases of common units pursuant to a repurchase program, and the expected synergies from acquisitions, reorganizations, or strategic partnerships, may constitute forward-looking statements. Forward looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the benefits and anticipated synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on February 24, 2017. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

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

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
 (Amounts in Thousands, Except Unit Data)

	September 30, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$2,436,566	$2,508,902
Cash and Cash Equivalents Held at Consolidated Entities	1,329,735	1,624,758
Restricted Cash and Cash Equivalents	44,175	212,155
Investments	37,251,837	31,409,765
Due from Affiliates	484,004	250,452
Other Assets	2,759,322	2,996,865
Total Assets	$44,305,639	$39,002,897

Liabilities and Equity
Debt Obligations	$20,290,714	$18,544,075
Due to Affiliates	379,809	359,479
Accounts Payable, Accrued Expenses and Other Liabilities	3,769,682	2,981,260
Total Liabilities	24,440,205	21,884,814

Commitments and Contingencies

Redeemable Noncontrolling Interests	570,134	632,348

Equity
Series A Preferred Units (13,800,000 units issued and outstanding as of September 30, 2017 and December 31, 2016)	332,988	332,988
Series B Preferred Units (6,200,000 units issued and outstanding as of September 30, 2017 and December 31, 2016)	149,566	149,566
KKR & Co. L.P. Capital - Common Unitholders (473,134,387 and 452,380,335 common units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	6,380,654	5,457,279
Total KKR & Co. L.P. Partners' Capital	6,863,208	5,939,833
Noncontrolling Interests	12,432,092	10,545,902
Total Equity	19,295,300	16,485,735
Total Liabilities and Equity	$44,305,639	$39,002,897

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued) (UNAUDITED)
 (Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities (“VIEs”) as of September 30, 2017 and December 31, 2016. KKR's consolidated VIEs consist primarily of certain collateralized financing entities (“CFEs”) holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS”) and certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR’s general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR’s beneficial interest therein and any fees generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	September 30, 2017
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$930,268	$399,467	$1,329,735
Restricted Cash and Cash Equivalents	—	8,928	8,928
Investments	15,500,898	8,934,607	24,435,505
Due from Affiliates	—	5,118	5,118
Other Assets	203,987	202,798	406,785
Total Assets	$16,635,153	$9,550,918	$26,186,071

Liabilities
Debt Obligations	$15,083,900	$817,069	$15,900,969
Accounts Payable, Accrued Expenses and Other Liabilities	839,097	239,215	1,078,312
Total Liabilities	$15,922,997	$1,056,284	$16,979,281

	December 31, 2016
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,158,641	$466,117	$1,624,758
Restricted Cash and Cash Equivalents	86,777	95,105	181,882
Investments	13,950,897	8,979,341	22,930,238
Due from Affiliates	—	5,555	5,555
Other Assets	153,283	430,326	583,609
Total Assets	$15,349,598	$9,976,444	$25,326,042

Liabilities
Debt Obligations	$13,858,288	$1,612,799	$15,471,087
Accounts Payable, Accrued Expenses and Other Liabilities	722,714	316,121	1,038,835
Total Liabilities	$14,581,002	$1,928,920	$16,509,922

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Fees and Other	$692,877	$687,056	$2,340,617	$1,426,618

Expenses
Compensation and Benefits	368,513	358,161	1,234,317	780,062
Occupancy and Related Charges	15,267	16,405	44,150	49,159
General, Administrative and Other	146,467	136,551	421,522	413,437
Total Expenses	530,247	511,117	1,699,989	1,242,658

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	108,779	735,144	1,085,655	9,089
Dividend Income	20,774	73,105	100,144	167,987
Interest Income	317,134	256,505	893,832	753,194
Interest Expense	(211,959)	(255,105)	(597,403)	(607,812)
Total Investment Income (Loss)	234,728	809,649	1,482,228	322,458

Income (Loss) Before Taxes	397,358	985,588	2,122,856	506,418

Income Tax / (Benefit)	18,420	10,826	77,500	18,761

Net Income (Loss)	378,938	974,762	2,045,356	487,657
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	20,876	3,121	64,196	4,616
Net Income (Loss) Attributable to Noncontrolling Interests	196,158	611,288	1,137,585	353,044
Net Income (Loss) Attributable to KKR & Co. L.P.	161,904	360,353	843,575	129,997

Net Income Attributable to Series A Preferred Unitholders	5,822	5,822	17,466	11,515
Net Income Attributable to Series B Preferred Unitholders	2,519	2,379	7,557	2,379

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$153,563	$352,152	$818,552	$116,103

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.33	$0.79	$1.76	$0.26
Diluted	$0.30	$0.73	$1.63	$0.24
Weighted Average Common Units Outstanding
Basic	471,758,886	445,989,300	463,941,084	448,149,747
Diluted	506,873,177	479,975,675	501,615,635	483,134,985

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (Loss)	$378,938	$974,762	$2,045,356	$487,657

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	10,001	2,452	47,097	679

Comprehensive Income (Loss)	388,939	977,214	2,092,453	488,336

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	20,876	3,121	64,196	4,616
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	199,904	612,656	1,161,651	351,547

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$168,159	$361,437	$866,606	$132,173

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
 (Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2016	457,834,875	$5,575,981	$(28,799)	$5,547,182	$—	$—	$43,731,774	$49,278,956	$188,629
Net Income (Loss)		116,103		116,103	11,515	2,379	353,044	483,041	4,616
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			2,176	2,176			(1,497)	679
Deconsolidation of Funds				—			(34,240,240)	(34,240,240)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	4,655,059	54,674	(480)	54,194			(54,194)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units and Other		(158)	(89)	(247)				(247)
Net Delivery of Common Units - Equity Incentive Plan	5,098,522	(28,234)		(28,234)				(28,234)
Equity Based Compensation		148,257		148,257			37,775	186,032
Unit Repurchases	(21,387,836)	(291,903)		(291,903)				(291,903)
Equity Issued in connection with Preferred Unit Offering				—	332,988	149,566		482,554
Capital Contributions				—			1,948,552	1,948,552	223,739
Capital Distributions		(213,483)		(213,483)	(11,515)	(2,379)	(1,164,758)	(1,392,135)	(21,774)
Balance at September 30, 2016	446,200,620	$5,361,237	$(27,192)	$5,334,045	$332,988	$149,566	$10,610,456	$16,427,055	$395,210

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2017	452,380,335	$5,506,375	$(49,096)	$5,457,279	$332,988	$149,566	$10,545,902	$16,485,735	$632,348
Net Income (Loss)		818,552		818,552	17,466	7,557	1,137,585	1,981,160	64,196
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			23,031	23,031			24,066	47,097
Changes in Consolidation				—			(71,657)	(71,657)	(315,057)
Transfer of interests under common control (See Note 15)		12,269	(1,988)	10,281			(10,281)	—
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	14,524,298	198,970	(1,615)	197,355			(197,355)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other		(8,093)	498	(7,595)				(7,595)
Net Delivery of Common Units - Equity Incentive Plan	6,229,754	(37,304)		(37,304)				(37,304)
Equity Based Compensation		149,840		149,840			127,864	277,704
Unit Repurchases				—				—
Capital Contributions				—			2,486,848	2,486,848	189,172
Capital Distributions		(230,785)		(230,785)	(17,466)	(7,557)	(1,610,880)	(1,866,688)	(525)
Balance at September 30, 2017	473,134,387	$6,409,824	$(29,170)	$6,380,654	$332,988	$149,566	$12,432,092	$19,295,300	$570,134

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net Income (Loss)	$2,045,356	$487,657
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	271,226	186,032
Net Realized (Gains) Losses on Investments	2,662	(354,105)
Change in Unrealized (Gains) Losses on Investments	(1,088,317)	345,016
Carried Interest Allocated as a result of Changes in Fund Fair Value	(1,224,235)	(602,695)
Other Non-Cash Amounts	11,121	29,465
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	367,713	(56,992)
Change in Due from / to Affiliates	(230,948)	(157,793)
Change in Other Assets	(66,260)	(50,166)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	1,176,047	442,025
Investments Purchased	(29,464,933)	(14,323,221)
Proceeds from Investments	25,981,898	13,498,957
Net Cash Provided (Used) by Operating Activities	(2,218,670)	(555,820)

Investing Activities
Change in Restricted Cash and Cash Equivalents	167,980	32,953
Purchase of Fixed Assets	(70,849)	(8,177)
Development of Oil and Natural Gas Properties	(1,041)	(1,588)
Net Cash Provided (Used) by Investing Activities	96,090	23,188

Financing Activities
Distributions to Partners	(230,785)	(213,483)
Distributions to Redeemable Noncontrolling Interests	(525)	(21,774)
Contributions from Redeemable Noncontrolling Interests	189,172	223,739
Distributions to Noncontrolling Interests	(1,610,880)	(1,164,758)
Contributions from Noncontrolling Interests	2,482,649	1,726,529
Issuance of Preferred Units (net of issuance costs)	—	482,554
Preferred Unit Distributions	(25,023)	(13,894)
Net Delivery of Common Units - Equity Incentive Plan	(37,304)	(28,234)
Unit Repurchases	—	(291,903)
Proceeds from Debt Obligations	8,848,735	5,339,824
Repayment of Debt Obligations	(7,557,245)	(4,353,147)
Financing Costs Paid	(8,550)	(3,761)
Net Cash Provided (Used) by Financing Activities	2,050,244	1,681,692

Net Increase/(Decrease) in Cash and Cash Equivalents	(72,336)	1,149,060
Cash and Cash Equivalents, Beginning of Period	2,508,902	1,047,740
Cash and Cash Equivalents, End of Period	$2,436,566	$2,196,800

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$577,428	$600,701
Payments for Income Taxes	$34,633	$21,335
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$277,704	$186,032
Non-Cash Contributions from Noncontrolling Interests	$4,199	$222,023
Debt Obligations - Net Gains (Losses), Translation and Other	$(460,740)	$(243,384)
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$(7,595)	$(247)

Changes in Consolidation and Other
Cash and Cash Equivalents Held at Consolidated Entities	$(2,244)	$(270,458)
Restricted Cash and Cash Equivalents	$—	$(54,064)
Investments	$(174,906)	$(35,686,489)
Due From Affiliates	$(3,536)	$147,427
Other Assets	$(298,097)	$(532,226)
Debt Obligations	$—	$(2,355,305)
Due to Affiliates	$—	$329,083
Accounts Payable, Accrued Expenses and Other Liabilities	$(114,573)	$(129,348)
Noncontrolling Interests	$(71,657)	$(34,240,240)
Redeemable Noncontrolling Interests	$(315,057)	$—

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All Amounts in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION

KKR & Co. L.P. (NYSE: KKR), together with its consolidated subsidiaries (“KKR”), is a leading global investment firm that manages multiple alternative asset classes including private equity, energy, infrastructure, real estate, credit and, through its strategic manager partnerships, hedge funds. KKR aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR's portfolio companies. KKR invests its own capital alongside its partners' capital and provides financing solutions and investment opportunities through its capital markets business.

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of September 30, 2017, KKR & Co. L.P. held approximately 58.2% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 41.8% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues or repurchases KKR & Co. L.P. common units. The KKR Group Partnerships also have outstanding equity interests that provide for the carry pool and preferred units with economic terms that mirror the preferred units issued by KKR & Co. L.P.

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

(vi)	holders of exchangeable equity securities representing ownership interests in a subsidiary of a KKR Group Partnership issued in connection with the acquisition of Avoca Capital ("Avoca"); and

(vii)	holders of the 7.375% Series A LLC Preferred Shares of KKR Financial Holdings LLC ("KFN") whose rights are limited to the assets of KFN.

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

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at the beginning of the period	$4,683,673	$4,018,305	$4,293,337	$4,347,153
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (1)	115,434	284,834	637,146	86,659
Other comprehensive income (loss), net of tax (2)	4,676	231	18,429	(37)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (3)	(43,553)	(22,930)	(184,254)	(53,908)
Equity based compensation	23,807	7,822	127,864	27,469
Capital contributions	39	69	2,989	207
Capital distributions	(58,347)	(57,420)	(177,701)	(176,632)
Transfer of interests under common control (See Note 15 "Equity")	—	—	7,919	—
Balance at the end of the period	$4,725,729	$4,230,911	$4,725,729	$4,230,911

(1)	Refer to the table below for calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(2)	Calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

(3)
Calculated based on the proportion of KKR Holdings units exchanged for KKR & Co. L.P. common units pursuant to the exchange agreement during the reporting period. The exchange agreement provides for the exchange of KKR Group Partnership Units held by KKR Holdings for KKR & Co. L.P. common units.

Net income (loss) attributable to KKR & Co. L.P. after allocation to noncontrolling interests held by KKR Holdings, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, each of which holds equity of the KKR Group Partnerships. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings, (ii) the periodic exchange of KKR Holdings units for KKR & Co. L.P. common units pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the KKR & Co. L.P. 2010 Equity Incentive Plan (“Equity Incentive Plan”), equity allocations shown in the condensed consolidated statement of changes in equity differ from their respective pro-rata ownership interests in KKR’s net assets.
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$378,938	$974,762	$2,045,356	$487,657
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	20,876	3,121	64,196	4,616
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	80,724	326,454	500,439	266,385
Less: Net income (loss) attributable to Series A and Series B Preferred Unitholders	8,341	8,201	25,023	13,894
Plus: Income tax / (benefit) attributable to KKR Management Holdings Corp.	6,063	3,187	30,571	(8,376)
Net income (loss) attributable to KKR & Co. L.P. Common Unitholders and KKR Holdings	$275,060	$640,173	$1,486,269	$194,386

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$115,434	$284,834	$637,146	$86,659

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

Equity Method

For certain investments in entities over which KKR exercises significant influence but which do not meet the requirements for consolidation and for which KKR has not elected the fair value option, KKR uses the equity method of accounting. KKR’s share of earnings (losses) from these investments is reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. For equity method investments, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of September 30, 2017, equity method investees for which KKR reports financial results on a quarter lag include Marshall Wace LLP ("Marshall Wace") and USI, Inc. KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

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

For the three and nine months ended September 30, 2017 and 2016, respectively, fees and other consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Management Fees	$178,942	$152,491	$517,393	$468,390
Transaction Fees	181,280	113,056	581,410	277,776
Monitoring Fees	41,848	23,367	145,203	99,388
Fee Credits	(70,641)	(46,975)	(207,396)	(106,506)
Carried Interest	337,459	414,864	1,224,235	602,695
Incentive Fees	2,519	3,800	3,637	6,045
Oil and Gas Revenue	12,441	16,191	47,096	47,977
Consulting Fees	9,029	10,262	29,039	30,853
Total Fees and Other	$692,877	$687,056	$2,340,617	$1,426,618

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers Topic 606 (“ASU 2014-09”) which has subsequently been amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2017-13. These ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue recorded under ASU 2014-09 will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. A full retrospective or modified retrospective approach is required.

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

Cash Flow Classification

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance adds or clarifies guidance on eight cash flow matters: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. KKR is currently evaluating the impact of this guidance on the financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amends the guidance to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires the following: (i) restricted cash and restricted cash equivalents should be included in the cash and cash-equivalents balances in the statement of cash flows; (ii) changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows; (iii) a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents; and (iv) the nature of the restrictions must be disclosed for material restricted cash and restricted cash equivalents amounts. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented. KKR is currently evaluating the impact of this guidance on the financial statements.

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

Goodwill

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairments by eliminating the second step from the goodwill impairment test. The ASU requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. The ASU also (i) clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment; and (ii) clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for fiscal periods beginning after December 15, 2019. Early adoption is allowed for entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017. KKR is currently evaluating the impact of this guidance on the financial statements.

Other Income

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The ASU conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended). The effective date of the new guidance is aligned with the requirements in the new revenue standard, which is effective for annual and interim reporting periods beginning after December 15, 2017. The ASU allows an entity to use a full or modified retrospective adoption approach. KKR is currently evaluating the impact of this guidance on the financial statements.

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

The following tables summarize total Net Gains (Losses) from Investment Activities for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$74,483	$77,299	$151,782	$172,390	$37,465	$209,855
Credit and Other (1)	(46,946)	35,882	(11,064)	(262,826)	256,137	(6,689)
Investments of Consolidated CFEs (1)	(83,797)	43,905	(39,892)	(18,697)	40,049	21,352
Real Assets (1)	24,479	56,217	80,696	28,803	70,700	99,503
Foreign Exchange Forward Contracts and Options (2)	(26,043)	(69,046)	(95,089)	41,254	(63,997)	(22,743)
Securities Sold Short (2)	(7,785)	14,369	6,584	232,448	29,545	261,993
Other Derivatives (2)	(148)	(5,049)	(5,197)	(17,224)	14,472	(2,752)
Debt Obligations and Other (3)	18,343	2,616	20,959	112,469	62,156	174,625
Net Gains (Losses) From Investment Activities	$(47,414)	$156,193	$108,779	$288,617	$446,527	$735,144

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$202,549	$372,335	$574,884	$370,266	$(412,303)	$(42,037)
Credit and Other (1)	(633,145)	740,499	107,354	(284,992)	(104,028)	(389,020)
Investments of Consolidated CFEs (1)	(88,677)	71,952	(16,725)	(239,502)	547,099	307,597
Real Assets (1)	(34,208)	233,608	199,400	41,158	66,927	108,085
Foreign Exchange Forward Contracts and Options (2)	(7,975)	(311,427)	(319,402)	41,829	(75,398)	(33,569)
Securities Sold Short (2)	497,926	66,037	563,963	231,474	(10,343)	221,131
Other Derivatives (2)	(6,027)	(10,602)	(16,629)	(35,613)	40,081	4,468
Debt Obligations and Other (3)	66,895	(74,085)	(7,190)	229,485	(397,051)	(167,566)
Net Gains (Losses) From Investment Activities	$(2,662)	$1,088,317	$1,085,655	$354,105	$(345,016)	$9,089

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."

4. INVESTMENTS

Investments consist of the following:

	September 30, 2017	December 31, 2016
Private Equity	$3,896,535	$2,915,667
Credit	6,427,635	4,847,936
Investments of Consolidated CFEs	15,500,898	13,950,897
Real Assets	2,278,699	1,807,128
Equity Method	3,524,781	2,728,995
Carried Interest	2,697,294	2,384,177
Other	2,925,995	2,774,965
Total Investments	$37,251,837	$31,409,765

As of September 30, 2017 and December 31, 2016, there were no investments which represented greater than 5% of total investments. In addition, as of September 30, 2017 and December 31, 2016, investments totaling $18.6 billion and $16.1 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 10 “Debt Obligations.” The majority of the securities underlying private equity investments represent equity securities.

Carried Interest

Carried interest allocated to the general partner in respect of performance of investment funds that are not consolidated were as follows:

Balance at December 31, 2016	$2,384,177
Carried Interest Allocated as a result of Changes in Fund Fair Value	1,224,235
Cash Proceeds Received	(911,118)
Balance at September 30, 2017	$2,697,294

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR's assets and liabilities by the fair value hierarchy. Carried Interest and Equity Method Investments for which the fair value option has not been elected have been excluded from the tables below.

Assets, at fair value:

	September 30, 2017
	Level I	Level II	Level III		Total
Private Equity	$1,194,887	$93,524	$2,608,124		$3,896,535
Credit	—	1,694,761	4,732,874		6,427,635
Investments of Consolidated CFEs	—	10,090,782	5,410,116		15,500,898
Real Assets	36,751	39,948	2,202,000		2,278,699
Equity Method	—	205,460	555,538		760,998
Other	1,117,473	38,511	1,770,011		2,925,995
Total	2,349,111	12,162,986	17,278,663		31,790,760

Foreign Exchange Contracts and Options	—	100,460	—		100,460
Other Derivatives	—	7,020	55,877	(1)	62,897
Total Assets	$2,349,111	$12,270,466	$17,334,540		$31,954,117

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

	December 31, 2016
	Level I	Level II	Level III	Total
Private Equity	$1,240,108	$116,000	$1,559,559	$2,915,667
Credit	—	1,557,575	3,290,361	4,847,936
Investments of Consolidated CFEs	—	8,544,677	5,406,220	13,950,897
Real Assets	—	—	1,807,128	1,807,128
Equity Method	—	220,896	570,522	791,418
Other	994,677	12,715	1,767,573	2,774,965
Total	2,234,785	10,451,863	14,401,363	27,088,011

Foreign Exchange Contracts and Options	—	240,627	—	240,627
Other Derivatives	—	81,593	—	81,593
Total Assets	$2,234,785	$10,774,083	$14,401,363	$27,410,231

Liabilities, at fair value:

	September 30, 2017
	Level I	Level II	Level III		Total
Securities Sold Short	$810,698	$—	$—		$810,698
Foreign Exchange Contracts and Options	—	243,595	—		243,595
Unfunded Revolver Commitments	—	—	13,912	(1)	13,912
Other Derivatives	—	28,421	50,400	(2)	78,821
Debt Obligations of Consolidated CFEs	—	9,788,717	5,295,183		15,083,900
Total Liabilities	$810,698	$10,060,733	$5,359,495		$16,230,926

	December 31, 2016
	Level I	Level II	Level III		Total
Securities Sold Short	$644,196	$3,038	$—		$647,234
Foreign Exchange Contracts and Options	—	75,218	—		75,218
Unfunded Revolver Commitments	—	9,023	—		9,023
Other Derivatives	—	44,015	56,000	(2)	100,015
Debt Obligations of Consolidated CFEs	—	8,563,547	5,294,741		13,858,288
Total Liabilities	$644,196	$8,694,841	$5,350,741		$14,689,778

(1)	These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(2)
Includes options issued in connection with the acquisition of the 24.9% equity interest in Marshall Wace and its affiliates to increase KKR's ownership interest to 39.9% in periodic increments from 2017 to 2019. The option is valued using a Monte-Carlo simulation valuation methodology. Key inputs used in this methodology that require estimates include Marshall Wace's dividend yield, assets under management volatility and equity volatility. See Note 19 "Subsequent Events."

The following tables summarize changes in investments and debt obligations reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30, 2017
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$2,394,498	$3,865,070	$5,447,250	$2,423,419	$571,575	$1,771,627	$16,473,439	$5,333,203
Transfers Out Due to Deconsolidation of Funds	—	—	—	—	—	—	—	—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	—	(4,187)	—	—	—	—	(4,187)	—
Asset Purchases / Debt Issuances	98,955	1,112,297	—	62,453	4,457	35,700	1,313,862	—
Sales / Paydowns	(56,193)	(224,135)	(17,022)	(361,451)	(28,864)	(45,887)	(733,552)	—
Settlements	—	27,528	—	—	—	—	27,528	(17,022)
Net Realized Gains (Losses)	7,182	(6,896)	—	24,479	6,282	(29,943)	1,104	—
Net Unrealized Gains (Losses)	163,682	(27,876)	(20,112)	53,100	2,088	38,514	209,396	(20,998)
Change in Other Comprehensive Income	—	(8,927)	—	—	—	—	(8,927)	—
Balance, End of Period	$2,608,124	$4,732,874	$5,410,116	$2,202,000	$555,538	$1,770,011	$17,278,663	$5,295,183

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$163,682	$(40,131)	$(20,112)	$68,239	$5,225	$38,514	$215,417	$(20,998)

	Three Months Ended September 30, 2016
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$1,231,868	$2,672,179	$5,615,342	$1,819,709	$477,219	$1,495,697	$13,312,014	$5,506,281
Transfers Out Due to Deconsolidation of Funds	—	—	—	—	—	—	—	—
Transfers In	—	1,677	—	—	—	—	1,677	—
Transfers Out	—	—	—	—	—	—	—	—
Asset Purchases / Debt Issuances	253,736	616,041	—	59,963	—	46,233	975,973	—
Sales / Paydowns	(43,789)	(168,342)	(8,993)	(164,419)	(725)	(16,677)	(402,945)	—
Settlements	—	24,296	—	—	—	—	24,296	(8,993)
Net Realized Gains (Losses)	17,386	(518)	—	28,803	225	(1,173)	44,723	—
Net Unrealized Gains (Losses)	29,884	67,753	(61,670)	70,700	28,465	54,798	189,930	(61,697)
Change in Other Comprehensive Income	—	5,926	—	—	—	—	5,926	—
Balance, End of Period	$1,489,085	$3,219,012	$5,544,679	$1,814,756	$505,184	$1,578,878	$14,151,594	$5,435,591

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$46,895	$67,140	$(61,670)	$70,700	$28,465	$54,798	$206,328	$(61,697)

	Nine Months Ended September 30, 2017
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$1,559,559	$3,290,361	$5,406,220	$1,807,128	$570,522	$1,767,573	$14,401,363	$5,294,741
Transfers Out Due to Deconsolidation of Funds	—	(95,962)	—	—	—	—	(95,962)	—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	—	(4,187)	—	—	—	(1,496)	(5,683)	—
Asset Purchases / Debt Issuances	923,460	2,056,195	—	667,681	15,589	259,204	3,922,129	—
Sales / Paydowns	(228,676)	(942,459)	(34,957)	(469,092)	(49,842)	(188,623)	(1,913,649)	—
Settlements	—	46,653	—	—	—	—	46,653	(34,957)
Net Realized Gains (Losses)	7,871	(109,525)	—	(34,208)	6,908	(53,384)	(182,338)	—
Net Unrealized Gains (Losses)	345,910	476,920	38,853	230,491	12,361	(13,263)	1,091,272	35,399
Change in Other Comprehensive Income	—	14,878	—	—	—	—	14,878	—
Balance, End of Period	$2,608,124	$4,732,874	$5,410,116	$2,202,000	$555,538	$1,770,011	$17,278,663	$5,295,183

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$345,910	$367,269	$38,853	$175,183	$15,498	$(13,263)	$929,450	$35,399

	Nine Months Ended September 30, 2016
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$18,903,538	$5,012,355	$—	$4,048,281	$891,606	$2,581,188	$31,436,968	$—
Transfers Out Due to Deconsolidation of Funds	(17,856,098)	(2,354,181)	—	(2,628,999)	—	(984,813)	(23,824,091)	—
Transfers In	—	45,427	4,343,829	—	—	—	4,389,256	4,272,081
Transfers Out	(104,000)	(760)	—	—	(311,270)	—	(416,030)	—
Asset Purchases / Debt Issuances	507,812	1,170,140	1,026,801	513,734	18,992	249,903	3,487,382	990,450
Sales / Paydowns	(43,789)	(648,416)	(23,910)	(237,176)	(61,111)	(147,495)	(1,161,897)	—
Settlements	—	74,474	—	—	—	—	74,474	(23,910)
Net Realized Gains (Losses)	17,386	(9,113)	—	41,158	(1,766)	(8,588)	39,077	—
Net Unrealized Gains (Losses)	64,236	(74,384)	197,959	77,758	(31,267)	(111,317)	122,985	196,970
Change in Other Comprehensive Income	—	3,470	—	—	—	—	3,470	—
Balance, End of Period	$1,489,085	$3,219,012	$5,544,679	$1,814,756	$505,184	$1,578,878	$14,151,594	$5,435,591

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$81,247	$(74,997)	$197,959	$77,758	$(31,267)	$(135,067)	$115,633	$196,970

Total realized and unrealized gains and losses recorded for Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations.

The following table summarizes the fair value transfers between fair value levels for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Assets, at fair value:
Transfers from Level I to Level II (1)	$53,416	$—	$53,416	$73,600
Transfers from Level II to Level I (4)	$33,634	$—	$33,634	$—
Transfers from Level II to Level III (2)	$—	$1,677	$—	$4,389,256
Transfers from Level III to Level II (3)	$4,187	$—	$4,187	$312,030
Transfers from Level III to Level I (4)	$—	$—	$1,496	$104,000

Liabilities, at fair value:
Transfers from Level II to Level III (5)	$—	$—	$—	$4,272,081

(1)	Transfers out of Level I into Level II are principally attributable to certain investments that are no longer valued using a publicly traded market price.

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

(4)	Transfers out of Level III and Level II into Level I are attributable to portfolio companies that are valued using their publicly traded market price.

(5)
Transfers out of Level II into Level III are principally attributable to debt obligations of CMBS vehicles due to an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments and debt obligations that are measured at fair value and categorized within Level III as of September 30, 2017:

	Fair Value September 30, 2017		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$2,608,124

Private Equity	$1,154,227		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.2%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	48.3%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	49.6%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	2.1%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	13.6x	6.4x - 26.1x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.9x	5.7x - 22.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	9.6%	6.8% - 13.8%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.6x	5.6x - 14.9x	Increase

Growth Equity	$1,453,897		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	10.9%	8.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	26.9%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	4.9%	0.0% - 75.0%	(5)
				Weight Ascribed to Milestones	68.2%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	51.9%	30.0% - 80.0%	Increase
				Downside	22.1%	5.0% - 40.0%	Decrease
				Upside	26.0%	10.0% - 45.0%	Increase

Credit	$4,732,874		Yield Analysis	Yield	11.6%	3.6% - 37.6%	Decrease
				Net Leverage	4.9x	0.6x - 20.7x	Decrease
				EBITDA Multiple	10.1x	0.1x - 17.1x	Increase

Investments of Consolidated CFEs	$5,410,116	(9)
Debt Obligations of Consolidated CFEs	$5,295,183		Discounted cash flow	Yield	5.5%	1.9% - 27.9%	Decrease

Real Assets	$2,202,000	(10)

Energy	$1,097,636		Discounted cash flow	Weighted Average Cost of Capital	10.1%	9.2% - 16.1%	Decrease
				Average Price Per BOE (8)	$38.97	$31.77 - $41.84	Increase

Real Estate	$881,465		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	34.3%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	65.7%	0.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	5.8%	2.9% - 8.7%	Decrease
			Discounted cash flow	Unlevered Discount Rate	9.2%	4.5% - 20.0%	Decrease

Other	$1,770,011		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.4%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	27.1%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	48.3%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	24.6%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.1x	0.1x - 17.4x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.9x	4.6x - 15.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	11.3%	5.5% - 21.1%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	6.4x	1.9x - 11.5x	Increase

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

(8)
The total energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent, or BOE, is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 86% liquids and 14% natural gas.

(9)	KKR measures CMBS investments on the basis of the fair value of the financial liabilities of the CMBS vehicle. See Note 2 "Summary of Significant Accounting Policies."

(10)
Includes one Infrastructure investment for $222.9 million that was valued using a discounted cash flow analysis. The significant inputs used included the weighted average cost of capital 7.7% and the enterprise value/LTM EBITDA Exit Multiple 12.0x.

The table above excludes equity method investments in the amount of $555.5 million, comprised primarily of interests in real estate joint ventures, which were valued using Level III value methodologies which are generally the same as those shown for real estate investments.

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

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2017	December 31, 2016
Assets
Private Equity	$573,555	$96,721
Credit	3,338,434	1,392,525
Investments of Consolidated CFEs	15,500,898	13,950,897
Real Assets	400,991	247,376
Equity Method	760,998	791,418
Other	374,271	240,343
Total	$20,949,147	$16,719,280

Liabilities
Debt Obligations of Consolidated CFEs	$15,083,900	$13,858,288
Total	$15,083,900	$13,858,288

The following tables present the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$2,981	$(6,692)	$(3,711)	$—	$(446)	$(446)
Credit	6,878	(10,835)	(3,957)	(31,310)	12,376	(18,934)
Investments of Consolidated CFEs	(83,797)	43,905	(39,892)	(18,697)	40,049	21,352
Real Assets	12,611	10,498	23,109	2,945	(2,051)	894
Equity Method	6,282	(29)	6,253	225	42,525	42,750
Other	(5,457)	12,348	6,891	(762)	(11,016)	(11,778)
Total	$(60,502)	$49,195	$(11,307)	$(47,599)	$81,437	$33,838

Liabilities
Debt Obligations of Consolidated CFEs	13,403	24,483	37,886	107,844	68,658	176,502
Total	$13,403	$24,483	$37,886	$107,844	$68,658	$176,502

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$3,670	$33,803	$37,473	$—	$(2,744)	$(2,744)
Credit	(401,720)	74,003	(327,717)	(26,293)	(29,662)	(55,955)
Investments of Consolidated CFEs	(88,677)	71,952	(16,725)	(239,502)	547,099	307,597
Real Assets	12,425	58,108	70,533	2,945	8,544	11,489
Equity Method	6,908	(3,075)	3,833	(1,766)	(58,572)	(60,338)
Other	(27,602)	25,158	(2,444)	(2,578)	(30,013)	(32,591)
Total	$(494,996)	$259,949	$(235,047)	$(267,194)	$434,652	$167,458

Liabilities
Debt Obligations of Consolidated CFEs	53,849	(30,490)	23,359	210,386	(378,505)	(168,119)
Total	$53,849	$(30,490)	$23,359	$210,386	$(378,505)	$(168,119)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three and nine months ended September 30, 2017 and 2016, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$153,563	$352,152	$818,552	$116,103

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	471,758,886	445,989,300	463,941,084	448,149,747
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$0.33	$0.79	$1.76	$0.26

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	471,758,886	445,989,300	463,941,084	448,149,747
Weighted Average Unvested Common Units and Other Exchangeable Securities	35,114,291	33,986,375	37,674,551	34,985,238
Weighted Average Common Units Outstanding - Diluted	506,873,177	479,975,675	501,615,635	483,134,985
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$0.30	$0.73	$1.63	$0.24

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted Average KKR Holdings Units Outstanding	341,214,527	357,528,999	346,716,489	358,853,469

For the three and nine months ended September 30, 2017 and 2016, KKR Holdings units have been excluded from the calculation of Net Income (Loss) attributable to KKR & Co. L.P. per common unit - diluted since the exchange of these units would not dilute KKR’s respective ownership interests in the KKR Group Partnerships.

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	September 30, 2017	December 31, 2016
Unsettled Investment Sales (1)	$200,470	$144,600
Receivables	172,788	49,279
Due from Broker (2)	819,492	1,084,602
Oil & Gas Assets, net (3)	258,431	276,694
Deferred Tax Assets, net	281,583	286,948
Interest Receivable	215,338	158,511
Fixed Assets, net (4)	341,800	283,262
Foreign Exchange Contracts and Options (5)	100,460	240,627
Intangible Assets, net (6)	17,438	135,024
Goodwill (6)	83,500	89,000
Derivative Assets	62,897	81,593
Deferred Transaction Related Expenses	56,322	17,688
Prepaid Taxes	46,085	46,996
Prepaid Expenses	30,150	17,761
Deferred Financing Costs	8,747	10,507
Other	63,821	73,773
Total	$2,759,322	$2,996,865

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization.

(4)
Net of accumulated depreciation and amortization of $153,053 and $141,911 as of September 30, 2017 and December 31, 2016, respectively. Depreciation and amortization expense of $3,710 and $4,121 for the three months ended September 30, 2017 and 2016, respectively, and $11,774 and $12,025 for the nine months ended September 30, 2017 and 2016, respectively, is included in General, Administrative and Other in the accompanying condensed consolidated statements of operations.

(5)	Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments.

(6)	See Note 16 “Goodwill and Intangible Assets.”

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2017	December 31, 2016
Amounts Payable to Carry Pool (1)	$1,131,071	$987,994
Unsettled Investment Purchases (2)	811,340	722,076
Securities Sold Short (3)	810,698	647,234
Derivative Liabilities	78,821	100,015
Accrued Compensation and Benefits	269,826	20,764
Interest Payable	150,781	114,894
Foreign Exchange Contracts and Options (4)	243,595	75,218
Accounts Payable and Accrued Expenses	131,556	114,854
Deferred Rent	18,789	19,144
Taxes Payable	32,271	12,514
Redemptions Payable	—	4,021
Due to Broker (5)	—	83,206
Other Liabilities	90,934	79,326
Total	$3,769,682	$2,981,260

(1)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

Investments in Unconsolidated Investment Funds

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR’s maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest, which was approximately $4.2 billion at September 30, 2017. Accordingly, disaggregation of KKR’s involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of September 30, 2017, KKR's commitments to these unconsolidated investment funds was $2.3 billion. KKR has not provided any financial support other than its obligated amount as of September 30, 2017.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR’s investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the consolidated statements of financial condition. KKR earns management fees, including subordinated collateral management fees, for managing the collateral of the CLO vehicles. As of September 30, 2017, combined assets under management in the pools of unconsolidated CLO vehicles were $0.5 billion. KKR’s maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $1.0 million as of September 30, 2017. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

As of September 30, 2017 and December 31, 2016, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	September 30, 2017	December 31, 2016
Investments	$4,151,598	$3,632,162
Due from (to) Affiliates, net	134,308	(60,604)
Maximum Exposure to Loss	$4,285,906	$3,571,558

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

KKR’s borrowings consisted of the following:

	September 30, 2017				December 31, 2016
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	488,256	—	—		500,000	—	—
KCM Short-Term Credit Agreement	750,000	—	—		—	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (1)	—	498,243	556,655	(10)	—	497,804	562,960	(10)
KKR Issued 5.500% Notes Due 2043 (2)	—	491,412	564,560	(10)	—	491,158	502,800	(10)
KKR Issued 5.125% Notes Due 2044 (3)	—	990,283	1,081,200	(10)	—	990,009	955,240	(10)
KFN Issued 5.500% Notes Due 2032 (4)	—	367,852	377,656		—	—	—
KFN Issued 7.500% Notes Due 2042 (5)	—	—	—		—	123,008	116,699	(11)
KFN Issued Junior Subordinated Notes (6)	—	235,684	201,400		—	250,154	210,084
Other Consolidated Debt Obligations:
Fund Financing Facilities and Other (7)	2,028,972	2,623,340	2,623,340	(12)	2,039,532	2,333,654	2,333,654	(12)
CLO Senior Secured Notes (8)	—	9,499,495	9,499,495		—	8,279,812	8,279,812
CLO Subordinated Notes (8)	—	289,222	289,222		—	283,735	283,735
CMBS Debt Obligations (9)	—	5,295,183	5,295,183		—	5,294,741	5,294,741
	$4,267,228	$20,290,714	$20,488,711		$3,539,532	$18,544,075	$18,539,725

(1)
$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $1.1 million and $1.4 million as of September 30, 2017 and December 31, 2016, respectively.

(2)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $3.8 million and $3.9 million as of September 30, 2017 and December 31, 2016, respectively.

(3)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of i) unamortized note discount (net of premium) and ii) unamortized debt issuance costs of $8.4 million and $8.6 million as of September 30, 2017 and December 31, 2016, respectively.

(4)
KKR consolidates KFN and thus reports KFN’s outstanding $375 million aggregate principal amount of 5.500% senior unsecured notes due 2032. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $4.6 million as of September 30, 2017. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(5)
KKR consolidates KFN and thus reports KFN’s outstanding $115 million aggregate principal amount of 7.500% senior notes due 2042. These senior notes were redeemed in April 2017. Borrowing outstanding is presented net of unamortized note premium as of December 31, 2016.

(6)
KKR consolidates KFN and thus reports KFN’s outstanding $264.8 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 3.8% and the weighted average years to maturity is 19.3 years as of September 30, 2017. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(7)
Certain of KKR’s consolidated investment funds have entered into financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners. The weighted average interest rate is 2.9% and 2.4% as of September 30, 2017 and December 31, 2016, respectively. In addition, the weighted average years to maturity is 3.8 years and 2.4 years as of September 30, 2017 and December 31, 2016, respectively.

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

Revolving Credit Facilities

KCM Short-Term Credit Agreement

On June 29, 2017, KKR Capital Markets ("KCM") entered into a 364-day revolving credit agreement (the “KCM Short-Term Credit Agreement”) with a major financial institution for use in KKR’s capital markets business. This financial institution also provides the existing KCM Credit Agreement. The KCM Short-Term Credit Agreement provides for revolving borrowings of up to $750 million, expires on June 28, 2018, and ranks pari passu with the KCM Credit Agreement. Borrowings under the KCM Short-Term Credit Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR’s capital markets business. Obligations under the KCM Short-Term Credit Agreement are limited solely to entities involved in KKR’s capital markets business, and liabilities under the KCM Short-Term Credit Agreement are non-recourse to other parts of KKR.

If a borrowing is made under the KCM Short-Term Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the borrowing is a Eurocurrency loan, it will be based on a LIBOR rate plus an applicable margin ranging between 1.25% and 2.50%, depending on the duration of the loan. If the borrowing is an alternate base rate loan, it will be based on a base rate plus an applicable margin ranging between 0.25% and 1.50%, depending on the duration of the loan.

For the three and nine months ended September 30, 2017, $145 million was borrowed and repaid under the KCM Short-Term Credit Agreement.

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

Other Consolidated Debt Obligations

Debt Obligations of Consolidated CFEs

As of September 30, 2017, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$9,499,495	2.7%	11.6
Subordinated Notes of Consolidated CLOs	289,222	(1)	11.5
Debt Obligations of Consolidated CMBS Vehicles	5,295,183	4.4%	26.9
	$15,083,900

(1)
The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of September 30, 2017, the fair value of the consolidated CFE assets was $16.6 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

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

The effective tax rates were 4.64% and 1.10% for the three months ended September 30, 2017 and 2016, respectively, and 3.65% and 3.70% for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties, (ii) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain entities that are not subject to U.S. federal, state or local income taxes and/or non-U.S. taxes, and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three and nine month period ended September 30, 2017, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

12. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Equity Incentive Plan Units	$54,921	$50,270	$149,840	$148,257
KKR Holdings Principal Awards	17,622	7,425	89,869	21,138
Other Exchangeable Securities	—	3,460	—	10,306
Discretionary Compensation	6,185	397	37,995	6,331
Total (1)	$78,728	$61,552	$277,704	$186,032

(1)
Includes $6,478 of equity based charges for the three and nine months ended September 30, 2017 related to employees of equity method investees. Such amounts are included in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations.

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

As of September 30, 2017, there was approximately $275.6 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2017	$40.1
2018	128.7
2019	75.4
2020	23.9
2021	5.1
2022	1.5
2023	0.9
Total	$275.6

A summary of the status of unvested awards granted under the Equity Incentive Plan from January 1, 2017 through September 30, 2017 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	37,498,333	$13.85
Granted	3,635,101	15.67
Vested	(8,326,078)	14.79
Forfeited	(1,734,984)	13.72
Balance, September 30, 2017	31,072,372	$13.82

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.2 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
October 1, 2017	3,855,649
April 1, 2018	9,848,499
October 1, 2018	3,262,341
April 1, 2019	6,816,127
October 1, 2019	1,839,242
April 1, 2020	3,721,944
October 1, 2020	611,015
April 1, 2021	638,955
October 1, 2021	211,172
April 1, 2022	85,084
October 1, 2022	91,172
October 1, 2023	91,172
31,072,372

KKR Holdings Awards

KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common units of KKR & Co. L.P. on a one-for one basis. As of September 30, 2017 and 2016, KKR Holdings owned approximately 41.8% or 339,845,707 and 44.4%, or 356,686,744 units respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested.

Because KKR Holdings is a partnership, all of the 339,845,707 KKR Holdings units have been legally allocated, but the allocation of 10,402,858 of these units has not been communicated to each respective principal and the final allocation and terms of vesting for these units are subject to change and the exercise of judgment by the general partner of KKR Holdings. It was therefore determined that the grant date and service inception date had not occurred and these units do not yet meet the criteria for recognition of compensation expense.

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

As of September 30, 2017, there was approximately $207.2 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2017	$17.4
2018	63.0
2019	57.3
2020	52.4
2021	17.1
Total	$207.2

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2017 through September 30, 2017 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	28,245,886	$12.10
Granted	—	—
Vested	(5,968,939)	13.97
Forfeited	(1,537,807)	11.76
Balance, September 30, 2017	20,739,140	$11.59

The weighted average remaining vesting period over which unvested awards are expected to vest is 2.0 years.

A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
October 1, 2017	93,486
April 1, 2018	824,999
May 1, 2018	4,820,000
April 1, 2019	349,143
May 1, 2019	4,820,000
April 1, 2020	191,512
May 1, 2020	4,820,000
May 1, 2021	4,820,000
20,739,140

Other Exchangeable Securities

As of October 1, 2016, all equity securities of a subsidiary of a KKR Group Partnership and of KKR & Co. L.P. both of which are exchangeable into common units of KKR & Co. L.P. on a one-for-one basis issued in connection with the acquisition of Avoca ("Other Exchangeable Securities") have either vested or forfeited, and there is no unrecognized expense associated with Other Exchangeable Securities as of September 30, 2017.

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

13. RELATED PARTY TRANSACTIONS

Due from Affiliates consists of:

	September 30, 2017	December 31, 2016
Amounts due from portfolio companies	$105,277	$66,940
Amounts due from unconsolidated investment funds	371,726	170,219
Amounts due from related entities	7,001	13,293
Due from Affiliates	$484,004	$250,452

Due to Affiliates consists of:

	September 30, 2017	December 31, 2016
Amounts due to KKR Holdings in connection with the tax receivable agreement	$141,891	$128,091
Amounts due to unconsolidated investment funds	237,418	230,823
Amounts due to related entities	500	565
Due to Affiliates	$379,809	$359,479

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

Public Markets

KKR operates and reports its combined credit and hedge funds businesses through the Public Markets segment. KKR’s credit business invests capital in leveraged credit strategies, including leveraged loans, high yield bonds and opportunistic credit, and alternative credit strategies including special situations and private credit opportunities, such as mezzanine or private credit opportunities, direct lending, and revolving credit investment strategies. KKR’s hedge funds business consists of strategic manager partnerships with third party hedge fund managers in which KKR owns minority stakes.

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

The following tables present the financial data for KKR’s reportable segments:

	As of and for the Three Months Ended September 30, 2017
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$153,841	$79,113	$—	$—	$232,954
Monitoring Fees	14,342	—	—	—	14,342
Transaction Fees	82,258	11,469	85,440	—	179,167
Fee Credits	(59,854)	(10,893)	—	—	(70,747)
Total Management, Monitoring and Transaction Fees, Net	190,587	79,689	85,440	—	355,716

Performance Income (Loss)
Realized Incentive Fees	—	4,074	—	—	4,074
Realized Carried Interest	419,438	—	—	—	419,438
Unrealized Carried Interest	(96,571)	36,933	—	—	(59,638)
Total Performance Income (Loss)	322,867	41,007	—	—	363,874

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	76,053	76,053
Net Unrealized Gains (Losses)	—	—	—	(50,902)	(50,902)
Total Realized and Unrealized	—	—	—	25,151	25,151
Interest Income and Dividends	—	—	—	70,557	70,557
Interest Expense	—	—	—	(45,613)	(45,613)
Net Interest and Dividends	—	—	—	24,944	24,944
Total Investment Income (Loss)	—	—	—	50,095	50,095

Total Segment Revenues	513,454	120,696	85,440	50,095	769,685

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	63,482	16,257	16,924	33,958	130,621
Realized Performance Income Compensation	176,075	1,630	—	—	177,705
Unrealized Performance Income Compensation	(36,379)	16,553	—	—	(19,826)
Total Compensation and Benefits	203,178	34,440	16,924	33,958	288,500
Occupancy and Related Charges	8,537	1,535	760	3,840	14,672
Other Operating Expenses	42,376	7,672	6,293	14,176	70,517
Total Segment Expenses	254,091	43,647	23,977	51,974	373,689

Income (Loss) attributable to noncontrolling interests	—	—	1,046	—	1,046

Economic Net Income (Loss)	$259,363	$77,049	$60,417	$(1,879)	$394,950

Total Assets	$2,123,892	$1,313,920	$458,269	$11,451,918	$15,347,999

	As of and for the Three Months Ended September 30, 2016
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$117,795	$83,713	$—	$—	$201,508
Monitoring Fees	11,091	—	—	—	11,091
Transaction Fees	53,223	10,748	47,383	—	111,354
Fee Credits	(37,127)	(10,265)	—	—	(47,392)
Total Management, Monitoring and Transaction Fees, Net	144,982	84,196	47,383	—	276,561

Performance Income (Loss)
Realized Incentive Fees	—	3,659	—	—	3,659
Realized Carried Interest	350,469	—	—	—	350,469
Unrealized Carried Interest	53,339	17,012	—	—	70,351
Total Performance Income (Loss)	403,808	20,671	—	—	424,479

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	170,078	170,078
Net Unrealized Gains (Losses)	—	—	—	136,740	136,740
Total Realized and Unrealized	—	—	—	306,818	306,818
Interest Income and Dividends	—	—	—	71,185	71,185
Interest Expense	—	—	—	(47,506)	(47,506)
Net Interest and Dividends	—	—	—	23,679	23,679
Total Investment Income (Loss)	—	—	—	330,497	330,497

Total Segment Revenues	548,790	104,867	47,383	330,497	1,031,537

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	47,858	22,022	7,803	24,284	101,967
Realized Performance Income Compensation	157,688	1,463	—	—	159,151
Unrealized Performance Income Compensation	22,588	6,805	—	—	29,393
Total Compensation and Benefits	228,134	30,290	7,803	24,284	290,511
Occupancy and Related Charges	9,248	2,570	330	3,729	15,877
Other Operating Expenses	32,031	8,894	3,552	10,646	55,123
Total Segment Expenses	269,413	41,754	11,685	38,659	361,511

Income (Loss) attributable to noncontrolling interests	—	—	760	—	760

Economic Net Income (Loss)	$279,377	$63,113	$34,938	$291,838	$669,266

Total Assets	$1,835,166	$1,179,955	$403,609	$10,119,919	$13,538,649

	As of and for the Nine Months Ended September 30, 2017
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$419,606	$251,201	$—	$—	$670,807
Monitoring Fees	58,072	—	—	—	58,072
Transaction Fees	237,392	41,040	300,235	—	578,667
Fee Credits	(177,254)	(33,894)	—	—	(211,148)
Total Management, Monitoring and Transaction Fees, Net	537,816	258,347	300,235	—	1,096,398

Performance Income (Loss)
Realized Incentive Fees	—	8,384	—	—	8,384
Realized Carried Interest	890,310	—	—	—	890,310
Unrealized Carried Interest	305,945	71,762	—	—	377,707
Total Performance Income (Loss)	1,196,255	80,146	—	—	1,276,401

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	162,684	162,684
Net Unrealized Gains (Losses)	—	—	—	461,111	461,111
Total Realized and Unrealized	—	—	—	623,795	623,795
Interest Income and Dividends	—	—	—	195,275	195,275
Interest Expense	—	—	—	(134,348)	(134,348)
Net Interest and Dividends	—	—	—	60,927	60,927
Total Investment Income (Loss)	—	—	—	684,722	684,722

Total Segment Revenues	1,734,071	338,493	300,235	684,722	3,057,521

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	183,943	58,991	57,053	105,591	405,578
Realized Performance Income Compensation	374,335	3,354	—	—	377,689
Unrealized Performance Income Compensation	126,677	30,485	—	—	157,162
Total Compensation and Benefits	684,955	92,830	57,053	105,591	940,429
Occupancy and Related Charges	24,174	5,140	2,052	11,082	42,448
Other Operating Expenses	97,255	24,244	15,320	40,265	177,084
Total Segment Expenses	806,384	122,214	74,425	156,938	1,159,961

Income (Loss) attributable to noncontrolling interests	—	—	3,810	—	3,810

Economic Net Income (Loss)	$927,687	$216,279	$222,000	$527,784	$1,893,750

Total Assets	$2,123,892	$1,313,920	$458,269	$11,451,918	$15,347,999

	As of and for the Nine Months Ended September 30, 2016
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$354,376	$245,349	$—	$—	$599,725
Monitoring Fees	52,126	—	—	—	52,126
Transaction Fees	114,021	17,768	144,214	—	276,003
Fee Credits	(93,042)	(16,230)	—	—	(109,272)
Total Management, Monitoring and Transaction Fees, Net	427,481	246,887	144,214	—	818,582

Performance Income (Loss)
Realized Incentive Fees	—	9,897	—	—	9,897
Realized Carried Interest	749,194	3,838	—	—	753,032
Unrealized Carried Interest	(131,386)	(3,370)	—	—	(134,756)
Total Performance Income (Loss)	617,808	10,365	—	—	628,173

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	370,594	370,594
Net Unrealized Gains (Losses)	—	—	—	(725,699)	(725,699)
Total Realized and Unrealized	—	—	—	(355,105)	(355,105)
Interest Income and Dividends	—	—	—	253,756	253,756
Interest Expense	—	—	—	(144,497)	(144,497)
Net Interest and Dividends	—	—	—	109,259	109,259
Total Investment Income (Loss)	—	—	—	(245,846)	(245,846)

Total Segment Revenues	1,045,289	257,252	144,214	(245,846)	1,200,909

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	142,500	61,193	23,374	72,689	299,756
Realized Performance Income Compensation	317,178	5,493	—	—	322,671
Unrealized Performance Income Compensation	(47,377)	(1,347)	—	—	(48,724)
Total Compensation and Benefits	412,301	65,339	23,374	72,689	573,703
Occupancy and Related Charges	27,212	7,252	1,901	11,121	47,486
Other Operating Expenses	95,166	28,102	10,870	32,404	166,542
Total Segment Expenses	534,679	100,693	36,145	116,214	787,731

Income (Loss) attributable to noncontrolling interests	—	—	2,002	—	2,002

Economic Net Income (Loss)	$510,610	$156,559	$106,067	$(362,060)	$411,176

Total Assets	$1,835,166	$1,179,955	$403,609	$10,119,919	$13,538,649

The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR’s total reportable segments:
Fees and Other

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Fees and Other	$692,877	$687,056	$2,340,617	$1,426,618
Plus: Management fees relating to consolidated funds and placement fees	54,012	49,017	153,414	131,335
Less: Fee credits relating to consolidated funds	106	417	3,752	2,766
Plus: Net realized and unrealized carried interest - consolidated funds	22,341	5,956	43,782	15,581
Plus: Total investment income (loss)	50,095	330,497	684,722	(245,846)
Less: Revenue earned by oil & gas producing entities	12,441	16,191	47,096	47,977
Less: Reimbursable expenses	27,506	12,064	87,131	46,583
Less: Other	9,587	12,317	27,035	29,453
Total Segment Revenues	$769,685	$1,031,537	$3,057,521	$1,200,909

Expenses

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total Expenses	$530,247	$511,117	$1,699,989	$1,242,658
Less: Equity based compensation	72,250	61,552	271,226	186,032
Less: Reimbursable expenses and placement fees	37,508	18,255	132,491	72,887
Less: Operating expenses relating to consolidated funds, CFEs and other entities	21,858	20,141	56,517	85,093
Less: Expenses incurred by oil & gas producing entities	10,725	17,782	34,826	56,000
Less: Intangible amortization	2,473	22,112	13,901	35,640
Less: Other	11,744	9,764	31,067	19,275
Total Segment Expenses	$373,689	$361,511	$1,159,961	$787,731

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$153,563	$352,152	$818,552	$116,103
Plus: Preferred Distributions	8,341	8,201	25,023	13,894
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	115,434	284,834	637,146	86,659
Plus: Non-cash equity-based charges	78,728	61,552	277,704	186,032
Plus: Amortization of intangibles, placement fees and other, net (1)	20,464	(48,299)	57,825	(10,273)
Plus: Income tax (benefit)	18,420	10,826	77,500	18,761
Economic Net Income (Loss)	$394,950	$669,266	$1,893,750	$411,176

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

Assets

	As of September 30,
	2017	2016
Total Assets	$44,305,639	$37,984,599
Less: Impact of consolidation of funds and other entities (1)	27,524,641	23,013,503
Less: Carry pool reclassification from liabilities	1,131,071	1,121,510
Less: Impact of KKR Management Holdings Corp.	301,928	310,937
Total Segment Assets	$15,347,999	$13,538,649

(1) Includes accounting basis difference for oil & natural gas properties of $19,358 and $5,966 as of September 30, 2017 and 2016, respectively.

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

Unit Repurchase Program

Since October 27, 2015, KKR has authorized a total of $750.0 million to repurchase its common units, of which $459.0 million has been spent to repurchase 31.7 million common units as of October 23, 2017. Under this common unit repurchase program, common units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. See condensed consolidated statements of changes in equity for the amount of common units repurchased during the nine months ended September 30, 2016. There were no common units repurchased pursuant to this program during the nine months ended September 30, 2017.

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

16. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of December 31, 2016, the carrying value of goodwill was $89.0 million, which was allocated to Public Markets and Principal Activities in the amounts of $59.0 million and $30.0 million, respectively. As part of the PAAMCO Prisma transaction that occurred on June 1, 2017, goodwill of $5.5 million was included in determining the gain on the contribution of Prisma to PAAMCO Prisma. In accordance with ASC 350, the amount of goodwill included in the gain calculation was based on the relative fair values of Prisma, which was integrated in Public Markets, and the remaining portion of Public Markets. Subsequent to this transaction the remaining carrying value of goodwill in Public Markets and Principal Activities is $53.5 million and $30.0 million, respectively, as of September 30, 2017.

Goodwill is recorded in Other Assets in the condensed consolidated statements of financial condition. All of the goodwill is currently expected to be deductible for tax purposes. See Note 8 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	September 30, 2017	December 31, 2016
Finite-Lived Intangible Assets	$74,524	$251,768
Accumulated Amortization	(57,086)	(116,744)
Intangible Assets, Net	$17,438	$135,024

Changes in Intangible Assets, Net consists of the following:

Nine Months Ended
September 30, 2017
Balance, Beginning of Period	$135,024
Amortization Expense	(13,891)
Foreign Exchange	1,938
Other (1)	(105,633)
Balance, End of Period	$17,438

(1) Represents the removal of intangible assets in connection with the PAAMCO Prisma transaction.

17. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s operating business or investment strategies as of September 30, 2017. KKR is in compliance with its debt covenants in all material respects as of September 30, 2017.

Funding Commitments

As of September 30, 2017, KKR had unfunded commitments consisting of $2,937.4 million to its active private equity and other investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities segment, and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets segment. As of September 30, 2017, these commitments amounted to $93.4 million and $255.7 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for KKR's Capital Markets segment are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown. Our capital market business entered into an arrangement that reduces our risk when underwriting certain debt transactions. In the case of purchases of investments or assets in our Principal Activities segment, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry-paying funds, including funds relating to private equity, infrastructure, energy, real estate, mezzanine, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of September 30, 2017, $47.3 million of carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their September 30, 2017 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,990.7 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, the principals' potential exposure has been reduced to $72.2 million as of September 30, 2017. Using valuations as of September 30, 2017, $19.7 million would be due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and persons who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

Indemnifications and Other Guarantees

KKR may incur contingent liabilities for claims that may be made against it in the future. KKR enters into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of KKR’s investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KKR has made. In addition, KKR has also provided credit support to certain of its subsidiaries’ obligations in connection with a limited number of investment vehicles that KKR manages. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle’s derivative transactions, and KKR has also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of another investment vehicle. KKR has also provided credit support regarding repayment obligations to third party lenders to certain of its employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and to a strategic partner regarding the ownership of its business. KKR also may become liable for certain fees payable to sellers of businesses or assets if a transaction does not close, subject to certain conditions, if any, specified in the acquisition agreements for such businesses or assets. KKR’s maximum exposure under these arrangements is currently unknown and KKR's liabilities for these matters would require a claim to be made against KKR in the future.

Litigation

From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR’s business. KKR’s business is also subject to extensive regulation, which may result in regulatory proceedings against it.

KKR currently is and expects to continue to become, from time to time, subject to examinations, inquiries and investigations by various U.S. and non U.S. governmental and regulatory agencies, including but not limited to the SEC, Department of Justice, state attorney generals, Financial Industry Regulatory Authority, or FINRA, and the U.K. Financial Conduct Authority. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings against KKR or its personnel.

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

18. REGULATORY CAPITAL REQUIREMENTS

KKR has registered broker-dealer subsidiaries which are subject to the minimum net capital requirements of the SEC and the FINRA. Additionally, KKR entities based in London and Dublin are subject to the regulatory capital requirements of the U.K. Financial Conduct Authority and the Central Bank of Ireland, respectively. In addition, KKR has an entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, an entity based in Tokyo subject to the capital requirements of Financial Services Authority of Japan, and two entities based in Mumbai which are subject to capital requirements of the Reserve Bank of India and the Securities and Exchange Board of India. All of these entities have continuously operated in excess of their respective minimum regulatory capital requirements.
 The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At September 30, 2017, approximately $141.6 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

19. SUBSEQUENT EVENTS

Common Unit Distribution

A distribution of $0.17 per KKR & Co. L.P. common unit was announced on October 26, 2017, and will be paid on November 21, 2017 to common unitholders of record as of the close of business on November 6, 2017. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Preferred Unit Distributions

A distribution of $0.421875 per Series A Preferred Unit has been declared as announced on October 26, 2017 and set aside for payment on December 15, 2017 to holders of record of Series A Preferred Units as of the close of business on December 1, 2017.

A distribution of $0.406250 per Series B Preferred Unit has been declared as announced on October 26, 2017 and set aside for payment on December 15, 2017 to holders of record of Series B Preferred Units as of the close of business on December 1, 2017.

Investment in Marshall Wace

Due to the exercise of one of the options agreed to between Marshall Wace and KKR, KKR expects to acquire an additional 5.0% interest in Marshall Wace in the fourth quarter of 2017. The acquisition is expected to be completed with a combination of cash and common units.

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

Overview

We are a leading global investment firm that manages multiple alternative asset classes including private equity, energy, infrastructure, real estate, growth equity, credit and, through our strategic manager partnerships, hedge funds. We aim to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation in our portfolio companies. We invest our own capital alongside the capital we manage for fund investors and provide financing solutions and investment opportunities through our capital markets business.
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 310 private equity investments in portfolio companies with a total transaction value in excess of $555 billion as of September 30, 2017. We have grown our firm by expanding our geographical presence and building businesses in areas, such as leveraged credit, alternative credit, hedge funds, capital markets, infrastructure, energy, real estate and growth equity. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. These efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants, senior advisors and other advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of September 30, 2017, approximately 78% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. Our private equity investment strategies include traditional private equity, growth equity and core private equity. We also manage and sponsor investment funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of September 30, 2017, the segment had $87.6 billion of AUM and FPAUM of $61.7 billion, consisting of $47.5 billion in private equity and $14.2 billion in real assets (including infrastructure, energy and real estate) and related strategies.

The table below presents information as of September 30, 2017 relating to our current private equity, growth equity and real asset funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after September 30, 2017.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Markets

Private Equity and Growth Equity
Asian Fund III (4)	4/2017	4/2023	$9,000.0	$9,000.0	5.6%	$—	$—	$—	$—
Americas Fund XII (4)	1/2017	1/2023	13,500.0	13,500.0	7.2%	—	—	—	5.6
Health Care Strategic Growth Fund (4)	12/2016	12/2021	1,214.9	1,214.9	12.3%	—	—	—	—
Next Generation Technology Growth Fund (4)	3/2016	3/2021	658.9	431.3	22.5%	227.6	—	227.6	325.1
European Fund IV (4)	12/2014	12/2020	3,537.4	1,507.5	5.6%	2,059.6	29.2	2,038.7	2,629.8
Asian Fund II (4)	4/2013	4/2017	5,825.0	1,012.7	1.3%	5,782.0	1,469.1	4,749.0	7,070.8
North America Fund XI (4)	9/2012	1/2017	8,718.4	874.2	2.9%	9,268.2	4,344.4	6,743.5	11,525.2
China Growth Fund	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	565.0	665.3	801.4
E2 Investors (Annex Fund)	8/2009	11/2013	195.8	—	4.9%	195.8	195.7	18.1	1.7
European Fund III	3/2008	3/2014	6,165.5	838.2	4.6%	5,327.3	6,989.1	2,029.3	3,427.6
Asian Fund	7/2007	4/2013	3,983.3	—	2.5%	3,945.9	7,681.6	813.8	917.2
2006 Fund	9/2006	9/2012	17,642.2	337.7	2.1%	17,304.5	26,586.4	4,957.8	6,960.9
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,467.3	—	58.4
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	13,305.4	444.9	610.6
Total Private Equity and Growth Equity			83,202.2	28,716.5		56,871.7	69,633.2	22,688.0	34,334.3

Co-Investment Vehicles and Other (4)	Various	Various	6,674.1	1,830.0	Various	5,042.9	2,712.0	3,686.4	4,848.5

Total Private Equity and Growth Equity			89,876.3	30,546.5		61,914.6	72,345.2	26,374.4	39,182.8

Real Assets
Energy Income and Growth Fund (4)	9/2013	9/2018	1,974.2	667.7	12.9%	1,336.5	284.1	1,072.6	1,132.7
Natural Resources Fund	Various	Various	887.4	2.8	Various	884.6	113.4	794.9	151.9
Global Energy Opportunities (4)	Various	Various	979.2	613.2	Various	405.5	59.0	291.0	315.0
Global Infrastructure Investors (4)	9/2011	10/2014	1,040.2	59.9	4.8%	1,011.3	844.8	604.2	775.9
Global Infrastructure Investors II (4)	10/2014	10/2020	3,045.4	1,820.2	4.1%	1,412.3	192.9	1,221.0	1,532.5
Real Estate Partners Americas (4)	5/2013	5/2017	1,229.1	363.3	16.3%	993.7	776.0	562.2	631.9
Real Estate Partners Americas II (4)	5/2017	(5)	782.7	782.7	19.2%	—	—	—	—
Real Estate Partners Europe (4)	9/2015	6/2020	721.2	594.7	9.2%	132.6	12.0	125.4	158.1
Real Estate Credit Opportunity Partners (4)	2/2017	2/2019	1,090.0	918.0	4.6%	172.0	—	172.0	184.4
Co-Investment Vehicles and Other	Various	Various	1,401.9	11.8	Various	1,390.1	511.9	1,387.7	1,799.8

Real Assets			$13,151.3	$5,834.3		$7,738.6	$2,794.1	$6,231.0	$6,682.2

Unallocated Commitments			3,041.1	3,041.1	Various	—	—	—	—

Private Markets Total			$106,068.7	$39,421.9		$69,653.2	$75,139.3	$32,605.4	$45,865.0

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on September 30, 2017, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, with the limited partners’ investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

(4)	The “Invested” and “Realized” columns include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.

(5)	Three years from final closing date.

The tables below present information as of September 30, 2017 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments that have been disposed of or have otherwise generated disposition proceeds or current income including dividends that have been distributed by the relevant fund. This data does not reflect additional capital raised since September 30, 2017 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is no guarantee of future results.

	Amount			Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)		Realized (5)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Multiple of Invested Capital (5)
($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4		$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8		1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6		1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0		5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8		9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6		14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7		4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6		12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5		50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4		8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0		13,305.4	610.6	13,916.0	21.9%	16.0%	2.3
European Fund II (2005) (2)	5,750.8	5,750.8		8,467.3	58.4	8,525.7	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,304.5		26,586.4	6,960.9	33,547.3	11.5%	8.9%	1.9
Asian Fund (2007)	3,983.3	3,945.9		7,681.6	917.2	8,598.8	19.0%	13.7%	2.2
European Fund III (2008) (2)	6,165.5	5,327.3		6,989.1	3,427.6	10,416.7	16.9%	11.6%	2.0
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8		195.7	1.7	197.4	0.2%	(0.5)%	1.0
China Growth Fund (2010)	1,010.0	1,010.0		565.0	801.4	1,366.4	11.5%	5.9%	1.4
Natural Resources Fund (2010)	887.4	884.6		113.4	151.9	265.3	(31.2)%	(33.7)%	0.3
Global Infrastructure Investors (2011) (2)	1,040.2	1,011.3		844.8	775.9	1,620.7	14.5%	12.5%	1.6
North America Fund XI (2012)	8,718.4	9,268.2		4,344.4	11,525.2	15,869.6	26.5%	20.7%	1.7
Asian Fund II (2013)	5,825.0	5,782.0		1,469.1	7,070.8	8,539.9	25.9%	18.7%	1.5
Real Estate Partners Americas (2013)	1,229.1	993.7		776.0	631.9	1,407.9	21.1%	15.7%	1.4
Energy Income and Growth Fund (2013)	1,974.2	1,336.5		284.1	1,132.7	1,416.8	3.0%	0.4%	1.1
Global Infrastructure Investors II (2014) (2)	3,045.4	1,412.3		192.9	1,532.5	1,725.4	18.5%	14.0%	1.2
European Fund IV (2015) (2)	3,537.4	2,059.6		29.2	2,629.8	2,659.0	26.5%	19.3%	1.3
Real Estate Partners Europe (2015) (2) (3)	721.2	132.6		12.0	158.1	170.1	—	—	—
Next Generation Technology Growth Fund (2016) (3)	658.9	227.6		—	325.1	325.1	—	—	—
Health Care Strategic Growth Fund (2016) (3)	1,214.9	—		—	—	—	—	—	—
Americas Fund XII (2017) (3)	13,500.0	—		—	5.6	5.6	—	—	—
Real Estate Credit Opportunity Partners (2017) (3)	1,090.0	172.0	—	—	184.4	184.4	—	—	—
Asian Fund III (2017) (3)	9,000.0	—		—	—	—	—	—	—
Real Estate Partners Americas II (2017) (3)	782.7	—	—	—	—	—	—	—	—
Subtotal - Included Funds	97,057.8	65,900.1		80,614.1	38,901.7	119,515.8	15.7%	11.5%	1.8

All Funds	$113,532.3	$82,374.6		$130,883.4	$38,901.7	$169,785.1	25.6%	18.8%	2.1

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Multiple of Invested Capital (5)
($ in millions)
Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	2.8
Millennium Fund (2002)	6,000.0	5,599.4	13,305.4	610.6	13,916.0	2.5
European Fund II (2005) (2)	5,750.8	5,245.4	8,467.3	58.4	8,525.7	1.6
2006 Fund (2006)	17,642.2	15,439.7	26,586.4	5,159.9	31,746.3	2.1
Asian Fund (2007)	3,983.3	3,118.2	7,681.6	344.8	8,026.4	2.6
European Fund III (2008) (2)	6,165.5	3,897.0	6,989.1	1,933.8	8,922.9	2.3
E2 Investors (Annex Fund) (2009) (2)	195.8	94.8	195.7	—	195.7	2.1
China Growth Fund (2010)	1,010.0	427.5	565.0	179.5	744.5	1.7
Natural Resources Fund (2010)	887.4	886.9	113.4	151.9	265.3	0.3
Global Infrastructure Investors (2011) (2)	1,040.2	1,011.2	844.8	775.9	1,620.7	1.6
North America Fund XI (2012)	8,718.4	5,164.7	4,344.4	5,905.4	10,249.8	2.0
Asian Fund II (2013)	5,825.0	2,738.7	1,469.1	3,940.7	5,409.8	2.0
Real Estate Partners Americas (2013)	1,229.1	800.9	776.0	440.1	1,216.1	1.5
Energy Income and Growth Fund (2013)	1,974.2	1,336.5	284.1	1,132.7	1,416.8	1.1
Global Infrastructure Investors II (2014) (2)	3,045.4	599.6	192.9	538.1	731.0	1.2
European Fund IV (2015) (2)	3,537.4	—	—	—	—	—
Real Estate Partners Europe (2015) (2) (3) (4)	721.2	—	—	—	—	—
Next Generation Technology Growth Fund (2016) (3) (4)	658.9	—	—	—	—	—
Health Care Strategic Growth Fund (2016) (3) (4)	1,214.9	—	—	—	—	—
Americas Fund XII (2017) (3) (4)	13,500.0	—	—	—	—	—
Real Estate Credit Opportunity Partners (2017) (3) (4)	1,090.0	—	—	—	—	—
Asian Fund III (2017) (3) (4)	9,000.0	—	—	—	—	—
Real Estate Partners Americas II (2017) (3) (4)	782.7	—	—	—	—	—
Subtotal - Included Funds	97,057.8	49,445.9	80,572.9	21,171.8	101,744.7	2.1

All Realized/Partially Realized Investments	$113,532.3	$65,920.4	$130,842.2	$21,171.8	$152,014.0	2.3

(1)	These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, European Fund II, European Fund III, E2 Investors (Annex Fund), European Fund IV, Global Infrastructure Investors, Global Infrastructure Investors II and Real Estate Partners Europe include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million, €55.5 million, €1,626.1 million, €30.0 million, €243.8 million and €276.6 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on September 30, 2017 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to September 30, 2017. None of the Real Estate Partners Europe, Next Generation Technology Growth Fund, Health Care Strategic Growth Fund, Americas Fund XII, Real Estate Credit Opportunity Partners, Asian Fund III or Real Estate Partners Americas II has invested for at least 24 months as of September 30, 2017. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)
An investment is considered partially realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have either made their first investment more recently than 24 months prior to September 30, 2017 or have otherwise not had any realizations. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

Public Markets

We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business advises funds, collateralized loan obligation vehicles, or CLOs, separately managed accounts, and investment companies registered under the Investment Company Act of 1940, or the Investment Company Act, including business development companies or BDCs, and alternative investments funds or AIFs, which invest capital in (i) leveraged credit strategies, including leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies, including special situations and private credit strategies such as private credit opportunities, direct lending and revolving credit investment strategies. The funds, accounts, registered investment companies, BDCs and CLOs in our leveraged credit and alternative credit strategies, including special situations and private credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC‑registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, regulated by the Central Bank of Ireland, and KKR Credit Advisors (UK) LLP, regulated by the United Kingdom Financial Conduct Authority, or FCA. Our Public Markets segment also includes our hedge funds business which consists of strategic manager partnerships with third party hedge fund managers in which KKR owns minority stakes. Our hedge fund strategic manager partners offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds, credit hedge funds, and funds focused on natural catastrophe and weather risks.
As of September 30, 2017, this segment had $65.7 billion of AUM, comprised of $21.5 billion of assets managed in our leveraged credit strategies, $7.6 billion of assets managed in our special situations strategy, $11.2 billion of assets managed in our private credit strategies, $24.4 billion of assets managed through our hedge fund business and $1.0 billion of assets managed in other strategies. Our private credit strategies include $3.2 billion of assets managed in our private opportunistic credit strategy, $7.0 billion of assets managed in our direct lending strategy and $1.0 billion of assets managed in our revolving credit strategy.
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
Credit
Performance
We generally review our performance in our credit business by investment strategy. Our leveraged credit strategies principally invest in leveraged loans and high yield bonds, or a combination of both. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to September 30, 2017. Past performance is no guarantee of future results.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	8.04%	7.40%	65% S&P/ LSTA, 35% BoAML HY Master II Index (2)	6.47%
Opportunistic Credit (3)	May 2008	13.18%	11.14%	BoAML HY Master II Index (3)	6.79%
Bank Loans	Apr 2011	5.49%	4.87%	S&P/ LSTA Loan Index (4)	4.24%
High Yield	Apr 2011	7.28%	6.69%	BoAML HY Master II Index (5)	6.80%
Bank Loans Conservative	Apr 2011	4.80%	4.19%	S&P/ LSTA BB-B Loan Index (6)	4.24%
European Leveraged Loans (7)	Sep 2009	5.60%	5.07%	CS Inst West European Leveraged Loan Index (8)	4.88%
High Yield Conservative	Apr 2011	6.65%	6.08%	BoAML HY BB-B Constrained	6.69%
European Credit Opportunities (7)	Sept 2007	5.80%	4.89%	S&P LSTA European Leveraged Loans (All Loans)	4.44%

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

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to September 30, 2017. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. Past performance is no guarantee of future results.

Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Special Situations Fund	Dec-12	$2,274.3	$2,231.6	$690.1	$2,024.7	$2,714.8	7.0%	4.9%	1.2
Special Situations Fund II	Dec-14	3,285.8	1,347.6	—	1,320.1	1,320.1	(1.2)%	(4.2)%	1.0
Mezzanine Partners	Mar-10	1,022.8	921.9	812.5	488.6	1,301.1	12.8%	8.0%	1.4
Private Credit Opportunities Partners II	Dec-15	732.9	105.8	—	137.4	137.4	N/A	N/A	N/A
Lending Partners	Dec-11	460.2	405.3	321.0	195.7	516.7	7.7%	6.3%	1.3
Lending Partners II	Jun-14	1,335.9	1,136.7	258.9	1,158.6	1,417.5	15.2%	12.8%	1.2
Lending Partners III	Apr-17	795.8	35.8	—	41.9	41.9	N/A	N/A	N/A
Lending Partners Europe	Mar-15	847.6	324.1	42.3	344.7	387.0	22.3%	14.7%	1.2
Revolving Credit Partners	May-15	510.0	—	27.6	(12.0)	15.6	(4)	(4)	(4)
Other Alternative Credit Vehicles	Various	5,093.1	3,421.0	1,945.4	2,696.7	4,642.1	N/A	N/A	N/A
Unallocated Commitments	Various	1,400.0	—	—	—	—	N/A	N/A	N/A
All Funds		$17,758.4	$9,929.8	$4,097.8	$8,396.4	$12,494.2

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

(4)
The Revolving Credit Partners fund has been investing for over 24 months. However, the fund has not called any capital to date. As a result, the gross IRR, net IRR and multiple of invested capital performance measures are not meaningful and are not included above.

Public Markets Vehicle Structures
The table below presents information as of September 30, 2017, based on the investment funds, vehicles or accounts offered by our Public Markets segment.  Our funds, vehicles and accounts have been sorted based upon their primary investment strategies.  However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which is permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$10,394	$9,719	0.35%-1.50%	Various (1)	Various (1)	Subject to redemptions
CLO’s	9,803	9,803	0.40%-0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	20,197	19,522

Alternative Credit: (3)
Special Situations	8,080	4,574	0.90%-1.75% (4)	10.00-20.00%	8.00-12.00%	8-15 Years (2)
Private Credit	8,764	4,728	0.50%-1.50%	10.00-20.00%	5.00-8.00%	8-15 Years (2)
Total Alternative Credit	16,844	9,302

Hedge Funds (5)	24,438	18,942	0.50%-2.00%	Various (1)	Various (1)	Subject to redemptions
Business Development Companies (6)	4,251	4,251	1.00%	10.00%	7.00%	7 years
Total	$65,730	$52,017

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

(3)	Our alternative credit funds generally have investment periods of 3 to 5 years and our newer alternative credit funds generally earn fees on invested capital during the investment period.

(4)	Lower fees on uninvested capital in certain vehicles.

(5)	Hedge Funds represent KKR's pro-rata portion of AUM and FPAUM of our strategic manager partnerships, which consist of minority stakes in other hedge fund managers.

(6)
Consists of Corporate Capital Trust ("CCT") and Corporate Capital Trust II, which are BDCs sub-advised by KKR. These vehicles invest in both leveraged credit and private credit strategies. On September 21, 2017, CCT shareholders approved, among other things, a proposal for KKR Credit Advisors (US) LLC to become CCT’s sole investment adviser subject to the listing of CCT’s shares on a national securities exchange, which is pending.

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

The chart below presents the holdings of our Principal Activities segment by asset class as of September 30, 2017.

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

Business Environment

Market Conditions
Global Economic Conditions. As a global investment firm, we are affected by financial and economic conditions globally. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting the values of the investments we make, our ability to exit these investments profitably and our ability to make new investments. Financial and economic conditions in the United States, the European Union and other major economies are significant contributors to the global economy. According to Bloomberg consensus forecasts as of September 30, 2017, real GDP in the United States increased at a seasonally adjusted annualized rate of 2.3% for the quarter ended September 30, 2017 compared to 3.1% for the quarter ended June 30, 2017. According to the Bureau of Labor Statistics, the U.S. unemployment rate was 4.2% as of September 30, 2017, down from 4.4% as of June 30, 2017. Key economic and financial issues for the United States include, but are not limited to, whether or not the U.S. government will enact its proposed fiscal stimulus through tax cuts or infrastructure spending, the pace and levels at which the Federal Reserve raises interest rates and reduces its balance sheet, the U.S. debt ceiling and the ability of the U.S. government to pay its debt when due. These and other key issues could have adverse repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. For the quarter ended September 30, 2017, Bloomberg estimates suggest that Euro Area real GDP growth was 0.5% on a quarter over quarter basis, compared to actual quarter over quarter growth of 0.6% as of June 30, 2017. Euro Area core inflation was 1.1% on a year over year basis as of September 30, 2017, unchanged relative to June 30, 2017. In March 2017, the United Kingdom triggered Article 50 to formally begin the process to exit from the European Union. Continuing controversy and uncertainty surrounding key issues such as immigration, austerity, and globalization and risk of countries exiting the European Union, as well as the activities of the European Central Bank, could impair economic growth in the region and lead to financial market volatility. These and other key issues, such as heightened geopolitical risk, could have adverse repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. In addition, on a quarter over quarter, seasonally adjusted basis, China’s real GDP grew 1.7% in the quarter ended September 30, 2017, slightly slower than the 1.8% reported for the quarter ended June 30, 2017. A slowdown in China's economic growth could adversely impact the valuations of our investments in China and could also adversely impact the global economy, particularly other emerging markets. For a further discussion of how market conditions may affect our businesses, see “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition” in our Annual Report on Form 10-K.

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

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended September 30, 2017, global equity markets were positive, with the S&P 500 Index up 4.5% and the MSCI World Index up 5.0% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, ended at 9.5 as of September 30, 2017 decreasing from 11.2 as of June 30, 2017. For a further discussion of our valuation methods, see “Risk Factors-Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” in our Annual Report on Form 10-K and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.

Many of our investments are also in non-investment grade credit instruments, and our funds and our portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies used to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightening credit spreads are generally expected to lead to an increase, and widening credit spreads are generally expected to lead to a decrease, in the value of these credit investments, if not offset by hedging or other factors. In addition, the significant widening of credit spreads is also typically expected to negatively impact equity markets, which in turn would negatively impact our portfolio and us as noted above. During the quarter ended September 30, 2017, US Investment Grade corporate bond spreads (BofAML US Corporate Index) tightened by 9 basis points and US High-Yield corporate bond spreads (BofAML HY Master II Index) tightened by 23 basis points. For a further discussion of how market conditions may affect our businesses, see “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations" in our Annual Report on Form 10-K.

The non-investment grade credit indices rose during the quarter ended September 30, 2017, with the S&P/LSTA Leveraged Loan Index up 1.0% and the BofAML HY Master II Index up 2.0%. For the quarter ended September 30, 2017, 10-year government bond yields rose 3 basis points in the United States, rose 6 basis points in China, fell 2 basis points in Japan and stayed flat in Germany. For further discussion of the impact of global credit markets on our financial condition and results of operations, see “Risk Factors - Risks Related to the Assets We Manage -Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income,” “- Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” and “- Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report on Form 10-K and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.

Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments, which deal in cross‑border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non‑U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the U.S., while a depreciating U.S. dollar would be expected to have the opposite effect. For the quarter ended September 30, 2017, the euro rose 3.4%, the Chinese renminbi rose 1.9%, and the British pound rose 2.9%, respectively, relative to the U.S. dollar. See “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition” in our Annual Report on Form 10-K. For additional information regarding our foreign exchange rate risk, see “-Quantitative and Qualitative Disclosure About Market Risk - Exchange Rate Risk” in our Annual Report on Form 10-K.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended September 30, 2017, the long-term price of WTI crude oil increased approximately 2%, while the long-term price of natural gas was relatively stable. The long-term price of WTI crude oil increased from approximately $49 per barrel to $50 per barrel, and the long-term price of natural gas decreased from approximately $2.85 per mcf to $2.84 per mcf as of June 30, 2017 and September 30, 2017, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted. In addition, because we hold certain energy assets on our balance sheet, which had a fair value of $0.5 billion as of September 30, 2017, these price movements would have an amplified impact on our financial results, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies-Real Asset Investments” in this report and “Risk Factors - Risks Related to the Assets We Manage - Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report on Form 10-K.

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

The following tables present our calculations of distributable segment revenues, which is our total segment revenues excluding the impact of mark-to-market gains (losses), distributable segment expenses, which is our total segment expenses excluding the impact of mark-to-market gains (losses), and after-tax distributable earnings on common units for the three and nine months ended September 30, 2017 and 2016. Additionally, the individual components of our calculations of after-tax distributable earnings are reconciled to the most directly comparable GAAP measure in the tables below.

The following table presents our calculation of distributable segment revenues for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Distributable Segment Revenues
Fees and Other, Net
Management Fees	$232,954	$201,508	$670,807	$599,725
Monitoring Fees	14,342	11,091	58,072	52,126
Transaction Fees	179,167	111,354	578,667	276,003
Fee Credits	(70,747)	(47,392)	(211,148)	(109,272)
Total Fees and Other, Net	355,716	276,561	1,096,398	818,582

Realized Performance Income (Loss)
Incentive Fees	4,074	3,659	8,384	9,897
Carried Interest	419,438	350,469	890,310	753,032
Total Realized Performance Income (Loss)	423,512	354,128	898,694	762,929

Realized Investment Income (Loss)
Net Realized Gains (Losses)	76,053	170,078	162,684	370,594
Interest Income and Dividends	70,557	71,185	195,275	253,756
Interest Expense	(45,613)	(47,506)	(134,348)	(144,497)
Total Realized Investment Income (Loss)	100,997	193,757	223,611	479,853
Total Distributable Segment Revenues	$880,225	$824,446	$2,218,703	$2,061,364

The following table presents our calculation of distributable segment expenses for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Distributable Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	$130,621	$101,967	$405,578	$299,756
Performance Income Compensation	177,705	159,151	377,689	322,671
Total Compensation and Benefits	308,326	261,118	783,267	622,427
Occupancy and Related Charges	14,672	15,877	42,448	47,486
Other Operating Expenses	70,517	55,123	177,084	166,542
Total Distributable Segment Expenses	$393,515	$332,118	$1,002,799	$836,455

The following table presents our calculation of after-tax distributable earnings for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
($ in thousands except per unit data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
After-tax Distributable Earnings
Distributable Segment Revenues	$880,225	$824,446	$2,218,703	$2,061,364
Distributable Segment Expenses	393,515	332,118	1,002,799	836,455
Income (Loss) attributable to Noncontrolling Interests	1,046	760	3,810	2,002
Income taxes paid	12,869	21,869	54,228	71,191
Preferred distributions	8,341	8,201	25,023	13,894
After-tax Distributable Earnings	$464,454	$461,498	$1,132,843	$1,137,822

Per Adjusted Unit Eligible for Distribution	$0.57	$0.57	$1.39	$1.41

For a discussion of the components that drove the changes in our after-tax distributable earnings, see discussion of (i) management, monitoring and transaction fees, (ii) realized performance income, (iii) realized gains and net interest and dividends within investment income and (iv) expenses excluding unrealized performance income compensation, within “—Segment Analysis.”

The following are reconciliations of the individual components of the calculation of after-tax distributable earnings to the most directly comparable GAAP measure.

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Fees and Other	$692,877	$687,056	$2,340,617	$1,426,618
Plus: Management fees relating to consolidated funds and placement fees	54,012	49,017	153,414	131,335
Less: Fee credits relating to consolidated funds	106	417	3,752	2,766
Plus: Net realized and unrealized carried interest - consolidated funds	22,341	5,956	43,782	15,581
Plus: Total investment income (loss)	50,095	330,497	684,722	(245,846)
Less: Revenue earned by oil & gas producing entities	12,441	16,191	47,096	47,977
Less: Reimbursable expenses	27,506	12,064	87,131	46,583
Less: Other	9,587	12,317	27,035	29,453
Total Segment Revenues	$769,685	$1,031,537	$3,057,521	$1,200,909
Less: Unrealized Carried Interest	(59,638)	70,351	377,707	(134,756)
Less: Net Unrealized Gains (Losses)	(50,902)	136,740	461,111	(725,699)
Total Distributable Segment Revenues	$880,225	$824,446	$2,218,703	$2,061,364

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Total Expenses	$530,247	$511,117	$1,699,989	$1,242,658
Less: Equity based compensation	72,250	61,552	271,226	186,032
Less: Reimbursable expenses and placement fees	37,508	18,255	132,491	72,887
Less: Operating expenses relating to consolidated funds, CFEs and other entities	21,858	20,141	56,517	85,093
Less: Expenses incurred by oil & gas producing entities	10,725	17,782	34,826	56,000
Less: Intangible amortization	2,473	22,112	13,901	35,640
Less: Other	11,744	9,764	31,067	19,275
Total Segment Expenses	$373,689	$361,511	$1,159,961	$787,731
Less: Unrealized Performance Income Compensation	(19,826)	29,393	157,162	(48,724)
Total Distributable Segment Expenses	$393,515	$332,118	$1,002,799	$836,455

Assets Under Management ("AUM")

Assets under management ("AUM") represent the assets managed or advised by KKR from which KKR is entitled to receive fees or a carried interest (either currently or upon deployment of capital), general partner capital and assets managed or advised by strategic manager partnerships in which KKR holds a minority ownership interest. We believe this measure is useful to unitholders as it provides additional insight into the capital raising activities of KKR and its strategic manager partnerships and the overall activity in their investment funds and other managed capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or carried interest; (iii) the fair value of investments in KKR's co-investment vehicles; (iv) the par value of outstanding CLOs (excluding CLOs wholly-owned by KKR); (v) KKR's pro-rata portion of the AUM of strategic manager partnerships in which KKR holds a minority ownership interest, and (vi) the fair value of other assets managed by KKR. The pro-rata portion of the AUM of strategic manager partnerships is calculated based on KKR’s percentage ownership interest in such entities multiplied by such entity’s respective AUM. KKR's definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

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

Fee Paying AUM ("FPAUM")

Fee paying AUM ("FPAUM") represents only the AUM from which KKR receives management fees. We believe this measure is useful to unitholders as it provides additional insight into the capital base upon which KKR earns management fees. FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's and its strategic manager partnerships' management fees and differs from AUM in the following respects: (i) assets and commitments from which KKR does not receive a management fee are excluded (i.e. assets and commitments with respect to which it receives only carried interest or is otherwise not currently receiving a management fee) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

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

A reconciliation of Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders on a GAAP basis to ENI, FRE and After-tax Distributable Earnings is provided below. For a discussion of the components that drove the changes in our FRE, see discussion of (i) management, monitoring and transaction fees, and (ii) expenses of our Private Markets, Public Markets and Capital Markets segments excluding unrealized performance income compensation, in “—Segment Analysis.”

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$153,563	$352,152	$818,552	$116,103
Plus: Preferred Distributions	8,341	8,201	25,023	13,894
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	115,434	284,834	637,146	86,659
Plus: Non-cash equity-based charges	78,728	61,552	277,704	186,032
Plus: Amortization of intangibles, placement fees and other, net	20,464	(48,299)	57,825	(10,273)
Plus: Income tax (benefit)	18,420	10,826	77,500	18,761
Economic Net Income (Loss)	394,950	669,266	1,893,750	411,176
Plus: Income attributable to segment noncontrolling interests	1,046	760	3,810	2,002
Less: Total investment income (loss)	50,095	330,497	684,722	(245,846)
Less: Net performance income (loss)	205,995	235,935	741,550	354,226
Plus: Expenses of Principal Activities Segment	51,974	38,659	156,938	116,214
Fee Related Earnings	191,880	142,253	628,226	421,012
Plus: Net interest and dividends	24,944	23,679	60,927	109,259
Less: Expenses of Principal Activities Segment	51,974	38,659	156,938	116,214
Plus: Realized performance income (loss), net	245,807	194,977	521,005	440,258
Plus: Net realized gains (losses)	76,053	170,078	162,684	370,594
Less: Income taxes paid	12,869	21,869	54,228	71,191
Less: Preferred distributions	8,341	8,201	25,023	13,894
Less: Income attributable to segment noncontrolling interests	1,046	760	3,810	2,002
After-tax Distributable Earnings	$464,454	$461,498	$1,132,843	$1,137,822

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2017 and 2016. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our four business segments in these periods, see “—Segment Analysis.”

Three months ended September 30, 2017 compared to three months ended September 30, 2016

	Three Months Ended
	September 30, 2017	September 30, 2016	Change
	($ in thousands)
Revenues
Fees and Other	$692,877	$687,056	$5,821

Expenses
Compensation and Benefits	368,513	358,161	10,352
Occupancy and Related Charges	15,267	16,405	(1,138)
General, Administrative and Other	146,467	136,551	9,916
Total Expenses	530,247	511,117	19,130

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	108,779	735,144	(626,365)
Dividend Income	20,774	73,105	(52,331)
Interest Income	317,134	256,505	60,629
Interest Expense	(211,959)	(255,105)	43,146
Total Investment Income (Loss)	234,728	809,649	(574,921)

Income (Loss) Before Taxes	397,358	985,588	(588,230)

Income Taxes	18,420	10,826	7,594

Net Income (Loss)	378,938	974,762	(595,824)

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	20,876	3,121	17,755
Net Income (Loss) Attributable to Noncontrolling Interests	196,158	611,288	(415,130)

Net Income (Loss) Attributable to KKR & Co. L.P.	161,904	360,353	(198,449)

Less: Net Income Attributable to Series A Preferred Unitholders	5,822	5,822	—
Less: Net Income Attributable to Series B Preferred Unitholders	2,519	2,379	140

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$153,563	$352,152	$(198,589)

Fees and Other

For the three months ended September 30, 2017 and 2016, fees and other consisted of the following:

	Three Months Ended
	September 30, 2017	September 30, 2016	Change
Management Fees	$178,942	$152,491	$26,451
Transaction Fees	181,280	113,056	68,224
Monitoring Fees	41,848	23,367	18,481
Fee Credits	(70,641)	(46,975)	(23,666)
Carried Interest	337,459	414,864	(77,405)
Incentive Fees	2,519	3,800	(1,281)
Oil and Gas Revenue	12,441	16,191	(3,750)
Consulting Fees	9,029	10,262	(1,233)
Total Fees and Other	$692,877	$687,056	$5,821

Management fees, transaction fees, monitoring fees and fee credits all increased in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. For a more detailed discussion of the factors that affected our management fees, transaction fees, monitoring fees and fee credits during the period, see “—Segment Analysis.”

The decrease in carried interest earned during the three months ended September 30, 2017 was due primarily to an overall lower level of appreciation in the value of our private equity portfolio as compared to the prior period. For a more detailed discussion of the factors that affected our Private Markets and Public Markets carried interest during the period, see “—Segment Analysis -- Private Markets -- Segment Revenues -- Performance Income” and “—Segment Analysis -- Public Markets -- Segment Revenues -- Performance Income.”

Compensation and Benefits Expenses

The increase was primarily due to increased cash compensation and benefits as compared to the prior period as well as increased equity-based compensation relating to KKR Holdings Units. Partially offsetting this increase was a decrease in carry pool allocations reflecting a lower level of appreciation in the value of our private equity portfolio during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

General Administrative and Other Expenses

The increase was primarily due to an increase in (i) expenses that are creditable to our investment funds and (ii) professional fees and other expenses incurred as compared to the prior period. These increases were partially offset by (i) the write off of intangible assets during the three months ended September 30, 2016 in connection with the termination of management contracts for certain credit funds that were wound down while no such charge was incurred during the current period and (ii) a decrease in depreciation, depletion and amortization of our consolidated oil and gas producing entities primarily caused by a lower cost basis due to previously recorded impairments, resulting in a lower unit of production depletion rate compared to the prior period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended September 30,
	2017	2016
	($ in thousands)
Private Equity Investments	$151,782	$209,855
Credit & Other Investments	(11,064)	(6,689)
Investments of Consolidated CFE's	(39,892)	21,352
Real Assets Investments	80,696	99,503
Debt Obligations	20,959	174,625
Other Net Gains (Losses) from Investment Activities	(93,702)	236,498
Net Gains (Losses) from Investment Activities	$108,779	$735,144

The net gains from investment activities for the three months ended September 30, 2017 were comprised of net unrealized gains of $156.2 million and net realized losses of $(47.4) million. For the three months ended September 30, 2017, net unrealized gains were driven primarily by (i) mark-to-market gains in certain consolidated entities, the most significant of which were unrealized gains in The Hut Group (retail sector) and (ii) the reversal of previously recognized unrealized losses relating to the sale of investments held by consolidated CLOs. Partially offsetting these unrealized gains were unrealized losses, the most significant of which were unrealized losses relating to (i) the reversal of unrealized gains on the partial sale of First Data Corporation (NYSE: FDC), PRA Health Sciences, Inc. (NASDAQ: PRAH) and US Foods Holding Corp. (NYSE: USFD), and (ii) losses on alternative credit assets held in our consolidated special situations funds and held directly by KKR. For the three months ended September 30, 2017, net realized losses were comprised primarily of realized losses on (i) the sale of investments held by consolidated CLOs and (ii) losses on alternative credit assets in our consolidated special situations funds and other consolidated credit funds. Partially offsetting these realized losses were realized gains, the most significant of which were realized gains on the partial sale of PRA Health Sciences, Inc., First Data Corporation and US Foods Holding Corp. For a discussion of other factors that affected KKR's investment income, see "--Segment Analysis."

The net gains from investment activities for the three months ended September 30, 2016 were comprised of net realized gains of $288.6 million and net unrealized gains of $446.5 million. For the three months ended September 30, 2016, net realized gains were comprised primarily of the net impact of (i) realized gains on sales of private equity investments held directly by KKR, including the partial sales of Walgreens Boots Alliance, Inc. (NASDAQ: WBA) and Zimmer Biomet Holdings, Inc. (NYSE: ZBH) and (ii) realized gains on debt held at consolidated CLOs. For the three months ended September 30, 2016, net unrealized gains were driven primarily by (i) mark-to-market gains in our private equity portfolio held directly by KKR which includes unrealized gains in First Data Corporation and (ii) mark-to-market gains in assets in our consolidated special situations and real assets funds. These unrealized gains are partially offset by the reversal of unrealized gains on the partial sales of Walgreens Boots Alliance, Inc. and Zimmer Biomet Holdings, Inc.

Dividend Income

During the three months ended September 30, 2017, the most significant dividends received included $6.7 million from real estate, credit and other investments held directly by KKR, $5.4 million from KFN, and $4.8 million from our consolidated real estate funds. During the three months ended September 30, 2016, the most significant dividends received included $36.5 million from our consolidated special situations funds, $17.8 million from credit and real estate investments held directly by KKR and $10.4 million from our consolidated real estate funds. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "--Segment Analysis."

Interest Income

The increase in interest income was primarily due to a higher level of interest earned related to (i) an increase in the amount of investments held by KKR Real Estate Finance Trust Inc., our real estate investment trust or REIT, compared to the prior period, (ii) an increase in the amount of investments held at our India debt financing company, (iii) an increase in the amount of investments in our consolidated special situations funds and (iv) the impact of the consolidation of three additional CLOs subsequent to the three months ended September 30, 2016. These increases were partially offset by a decrease in interest income at KFN primarily due to a smaller portfolio generating recurring income. For a discussion of other factors that affected KKR's interest income, see "--Segment Analysis."

Interest Expense

The decrease in interest expense was primarily due to interest expense associated with certain notes issued by consolidated CLOs during the three months ended September 30, 2016 being called for redemption. Third party CLO subordinated note holders receive the residual interest after all other payments have been made and as a result of a paydown made in August 2016, KKR recorded interest expense of $59.9 million and an incremental $8.7 million of accelerated accretion of debt discounts during the three months ended September 30, 2016. This decrease was partially offset by an increase in interest expense primarily due to (i) increased borrowings at our India debt financing company and (ii) the impact of the consolidation of three additional CLOs subsequent to the three months ended September 30, 2016. For a discussion of other factors that affected KKR's interest expense, see "--Segment Analysis."

Income (Loss) Before Taxes

The decrease in income (loss) before taxes was due primarily to a lower level of net gains from investment activities as described above.

Income Taxes

The increase in income taxes is due primarily to a higher level of fees earned by our management companies and capital markets companies, partially offset by a lower level of carried interest gains accrued by certain general partner entities subject to corporate income tax during the three months ended September 30, 2017 as compared to the prior period.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2017 relates primarily to net income attributable to KKR Holdings L.P. representing its ownership interests in the KKR Group Partnerships as well as third party limited partner interests in those investment funds that we consolidate. The decrease from the prior period is due primarily to a lower level of income recorded by certain consolidated fund entities that is attributable to third party limited partners as well as lower amounts attributed to KKR Holdings L.P. in connection with a lower level of income as compared to the prior period.

Net Income (Loss) Attributable to KKR & Co. L.P.

The decrease for the three months ended September 30, 2017, was due primarily to a lower level of investment and carried interest gains in the current period as compared to the prior period.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change
	($ in thousands)
Revenues
Fees and Other	$2,340,617	$1,426,618	$913,999

Expenses
Compensation and Benefits	1,234,317	780,062	454,255
Occupancy and Related Charges	44,150	49,159	(5,009)
General, Administrative and Other	421,522	413,437	8,085
Total Expenses	1,699,989	1,242,658	457,331

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,085,655	9,089	1,076,566
Dividend Income	100,144	167,987	(67,843)
Interest Income	893,832	753,194	140,638
Interest Expense	(597,403)	(607,812)	10,409
Total Investment Income (Loss)	1,482,228	322,458	1,159,770

Income (Loss) Before Taxes	2,122,856	506,418	1,616,438

Income Taxes	77,500	18,761	58,739

Net Income (Loss)	2,045,356	487,657	1,557,699

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	64,196	4,616	59,580
Net Income (Loss) Attributable to Noncontrolling Interests	1,137,585	353,044	784,541

Net Income (Loss) Attributable to KKR & Co. L.P.	843,575	129,997	713,578

Less: Net Income Attributable to Series A Preferred Unitholders	17,466	11,515	5,951
Less: Net Income Attributable to Series B Preferred Unitholders	7,557	2,379	5,178

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$818,552	$116,103	$702,449

Fees and Other

For the nine months ended September 30, 2017 and 2016, fees and other consisted of the following:

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change
Management Fees	$517,393	$468,390	$49,003
Transaction Fees	581,410	277,776	303,634
Monitoring Fees	145,203	99,388	45,815
Fee Credits	(207,396)	(106,506)	(100,890)
Carried Interest	1,224,235	602,695	621,540
Incentive Fees	3,637	6,045	(2,408)
Oil and Gas Revenue	47,096	47,977	(881)
Consulting Fees	29,039	30,853	(1,814)
Total Fees and Other	$2,340,617	$1,426,618	$913,999

Management fees, transaction fees, monitoring fees and fee credits all increased in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. For a more detailed discussion of the factors that affected our management fees, transaction fees, monitoring fees and fee credits during the period, see “—Segment Analysis.”

The increase in carried interest gains earned during the nine months ended September 30, 2017 was due primarily to an overall higher level of appreciation in the value of our private equity and credit portfolios. For a more detailed discussion of the factors that affected our Private Markets and Public Markets carried interest during the period, see “—Segment Analysis -- Private Markets -- Segment Revenues -- Performance Income and —Segment Analysis -- Public Markets -- Segment Revenues -- Performance Income."

Compensation and Benefits Expenses

The increase was primarily due to (i) a higher level of carry pool allocations reflecting higher appreciation in the value of our private equity and credit portfolios, (ii) an increase in cash compensation and benefits and (iii) an increase in equity-based compensation relating to KKR Holdings units during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

General Administrative and Other Expenses

The increase was primarily due to (i) an increase in placement fees incurred in connection with capital raising activity, the most significant of which relates to Asia Fund III and Lending Partners III and (ii) an increase in expenses that are creditable to investment funds. These increases were partially offset by (i) a lower level of financing costs incurred relating to debt at new consolidated CLOs for which the fair value option has been elected, (ii) the write off of intangible assets during the three months ended September 30, 2016 in connection with the termination of management contracts for certain credit funds that were wound down while no such charge was incurred during the current period and (iii) a decrease in depreciation, depletion and amortization of our consolidated oil and gas producing entities primarily caused by a lower cost basis due to previously recorded impairments, resulting in a lower unit of production depletion rate compared to the prior period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Nine Months Ended September 30,
	2017	2016
	($ in thousands)
Private Equity Investments	$574,884	$(42,037)
Credit & Other Investments	107,354	(389,020)
Investments of Consolidated CFE's	(16,725)	307,597
Real Assets Investments	199,400	108,085
Debt Obligations	(7,190)	(167,566)
Other Net Gains (Losses) from Investment Activities	227,932	192,030
Net Gains (Losses) from Investment Activities	$1,085,655	$9,089

The net gains from investment activities for the nine months ended September 30, 2017 were comprised of net unrealized gains of $1,088.3 million and net realized losses of $(2.7) million. For the nine months ended September 30, 2017, net unrealized gains were driven primarily by (i) mark-to-market gains in our private equity portfolio held directly by KKR, the most significant of which were unrealized gains in First Data Corporation, (ii) mark-to-market gains in certain consolidated entities, the most significant of which were unrealized gains in The Hut Group, (iii) mark-to-market gains on alternative credit assets in our consolidated special situations funds and KFN and (iv) mark-market gains and the reversal of unrealized losses on the sale of investments in our consolidated energy funds and infrastructure portfolios held directly by KKR. Offsetting these unrealized gains were unrealized losses, the most significant of which were unrealized losses relating to (i) the reversal of unrealized gains on the final sales of Galenica AG (VTX: GALN) and HCA Holdings, Inc. (NYSE: HCA) and the partial sale of US Foods Holding Corp. For the nine months ended September 30, 2017, realized losses were comprised primarily of realized losses related to (i) the sale of investments in our energy portfolio held directly by KKR, (ii) alternative credit assets in our consolidated special situations funds and (iii) the sale of investments held by our consolidated CLOs. Partially offsetting these realized losses were realized gains on sales of private equity investments held directly by KKR, including the final sale of Galenica AG and HCA Holdings, Inc. and partial sales of First Data Corporation and US Foods Holding Corp. For a discussion of other factors that affected KKR's investment income, see "--Segment Analysis."

The net gains from investment activities for the nine months ended September 30, 2016 were comprised of net realized gains of $354.1 million and net unrealized losses of $(345.0) million. For the nine months ended September 30, 2016, net realized gains were comprised primarily of the net impact of (i) realized gains on sales of private equity investments held directly by KKR, including the partial sales of Walgreens Boots Alliance, Inc., Zimmer Biomet Holdings, Inc. and HCA Holdings, Inc., (ii) realized losses on assets held at consolidated CLOs and (iii) realized gains on debt held at consolidated CLOs. For the nine months ended September 30, 2016, net unrealized losses were driven primarily by (i) mark-to-market losses in our private equity portfolio held directly by KKR including unrealized losses in First Data Corporation, (ii) mark-to-market losses on assets in our consolidated special situations funds, (iii) mark-to-market losses on debt held through consolidated CMBS and (iv) the reversal of unrealized gains on the partial sales of Walgreens Boots Alliance, Inc., Zimmer Biomet Holdings, Inc. and HCA Holdings, Inc., as well as the reversal of unrealized gains on debt realizations at our consolidated CLOs. Partially offsetting these unrealized losses were unrealized gains, the most significant of which were unrealized gains relating to investments held through consolidated CMBS structures and reversals of unrealized losses on asset realizations in our consolidated CLOs.

Dividend Income

During the nine months ended September 30, 2017, the most significant dividends received included $45.5 million from our consolidated special situations funds, $18.1 million from investments across multiple strategies held directly by KKR, $16.0 million from our consolidated real estate funds and $11.1 million from KFN. During the nine months ended September 30, 2016, the most significant dividends received included $49.0 million from our consolidated special situations funds and dividends from US Foods Holding Corp. of $23.4 million, Sedgwick Claims Management Services (financial services sector) of $12.7 million and PRA Health Sciences, Inc. of $4.1 million. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "--Segment Analysis."

Interest Income

The increase in interest income was primarily due to a higher level of interest earned related to (i) an increase in the amount of investments held by our REIT compared to the prior period, (ii) an increase in the amount of investments held at our India debt financing company, (iii) an increase in the amount of investments in our consolidated special situations funds and (iv) the impact of the consolidation of three additional CLOs subsequent to the nine months ended September 30, 2016. These increases were partially offset by a decrease in interest income at KFN associated with the paydown of CLO 2007-1 in the second quarter of 2016. For a discussion of other factors that affected KKR's interest income, see "--Segment Analysis."

Interest Expense

The decrease in interest expense was primarily due to lower interest expense associated with certain notes issued by consolidated CLOs during the three months ended September 30, 2016 being called for redemption. Third party CLO subordinated note holders receive the residual interest after all other payments have been made and as a result of a paydown made in August 2016, KKR recorded interest expense of $59.9 million and an incremental $8.7 million of accelerated accretion of debt discounts during the three months ended September 30, 2016. The paydown of CLO 2007-1 in the second quarter of 2016 also contributed to the decrease. These decreases were partially offset by an increase in interest expense associated with (i) increased CMBS issuances by our REIT, (ii) increased borrowings at our India debt financing company and (iii) the impact of the consolidation of three additional CLOs subsequent to the nine months ended September 30, 2016. For a discussion of other factors that affected KKR's interest expense, see "--Segment Analysis."

Income (Loss) Before Taxes

The increase in income (loss) before taxes was due primarily to higher carried interest gains accrued in our private equity and credit portfolios and higher net gains from investment activities, partially offset by an increase in expenses, in each case as described above.

Income Taxes

The increase in income taxes is due primarily to a higher level of fees earned by our management companies and capital markets companies and carried interest gains accrued by certain general partner entities subject to corporate income tax during the nine months ended September 30, 2017 compared to the prior period.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2017 relates primarily to net income attributable to KKR Holdings L.P. representing its ownership interests in the KKR Group Partnerships as well as third party limited partner interests in those investment funds that we consolidate. The increase from the prior period is due primarily to a higher level of income recorded by certain consolidated fund entities that is attributable to third party limited partners as well as higher amounts attributed to KKR Holdings L.P. in connection with higher income recognized for the nine months ended September 30, 2017 as compared to the prior period.

Net Income (Loss) Attributable to KKR & Co. L.P.

The increase in Net income attributable to KKR & Co. L.P. was primarily due to higher carried interest gains and higher net investment gains from investment activities in the current period as compared to the prior period and to a lesser extent, increased fee income.

Condensed Consolidated Statements of Financial Condition

The following table provides the condensed consolidated statements of financial condition on a GAAP Basis as of September 30, 2017 and December 31, 2016.

(Amounts in thousands, except common unit and per common unit amounts)
	As of	As of
	September 30, 2017	December 31, 2016

Assets
Cash and Cash Equivalents	$2,436,566	$2,508,902
Investments	37,251,837	31,409,765
Other	4,617,236	5,084,230
Total Assets	44,305,639	39,002,897

Liabilities and Equity
Debt Obligations	20,290,714	18,544,075
Other Liabilities	4,149,491	3,340,739
Total Liabilities	24,440,205	21,884,814

Redeemable Noncontrolling Interests	570,134	632,348

Equity
Series A Preferred Units	332,988	332,988
Series B Preferred Units	149,566	149,566
KKR & Co. L.P. Capital - Common Unitholders	6,380,654	5,457,279
Noncontrolling Interests	12,432,092	10,545,902
Total Equity	19,295,300	16,485,735
Total Liabilities and Equity	$44,305,639	$39,002,897

KKR & Co. L.P. Capital Per Outstanding Common Unit - Basic	$13.49	$12.06

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(2.2) billion and $(0.6) billion during the nine months ended September 30, 2017 and 2016, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments of $(3.5) billion and $(0.8) billion during the nine months ended September 30, 2017 and 2016, respectively; (ii) net realized gains (losses) on investments of $(2.7) million and $354.1 million during the nine months ended September 30, 2017 and 2016, respectively; (iii) change in unrealized gains (losses) on investments of $1,088.3 million and $(345.0) million during the nine months ended September 30, 2017 and 2016, respectively; and (iv) carried interest allocated as a result of changes in fund fair value of $1,224.2 million and $602.7 million during the nine months ended September 30, 2017 and 2016, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $96.1 million and $23.2 million during the nine months ended September 30, 2017 and 2016, respectively. Our investing activities included: (i) a change in restricted cash and cash equivalents (that primarily funds collateral requirements) of $168.0 million and $33.0 million during the nine months ended September 30, 2017 and 2016, respectively; (ii) the purchase of fixed assets of $(70.8) million and $(8.2) million during the nine months ended September 30, 2017 and 2016, respectively; and (iii) development of oil and natural gas properties of $(1.0) million and $(1.6) million for the nine months ended September 30, 2017 and 2016, respectively.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $2.1 billion and $1.7 billion during the nine months ended September 30, 2017 and 2016, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling and redeemable noncontrolling interests of $1.1 billion and $0.8 billion during the nine months ended September 30, 2017 and 2016, respectively; (ii) proceeds received net of repayment of debt obligations of $1.3 billion and $1.0 billion during the nine months ended September 30, 2017 and 2016, respectively; (iii) distributions to our partners of $(230.8) million and $(213.5) million during the nine months ended September 30, 2017 and 2016, respectively; (iv) unit repurchases of $(291.9) million during the nine months ended September 30, 2016; (v) issuance of Preferred Units of $482.6 million during the nine months ended September 30, 2016; and (vi) Preferred Units distributions of $(25.0) million and $(13.9) million during the nine months ended September 30, 2017 and 2016.

Segment Analysis

The following is a discussion of the results of our four reportable business segments for the three and nine months ended September 30, 2017 and 2016. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Operating and Performance Measures” and the condensed consolidated financial statements and related notes included elsewhere in this report.

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

The 2016 allocation to Principal Activities was based on revenues earned by Principal Activities, relative to other operating segments revenue, over the preceding four calendar years. Had the allocation for 2016 been based on cumulative revenues earned by Principal Activities since 2009, consistent with our allocation methodology adopted in 2017, the expense allocation to Principal Activities would have been 28.7% and would have had the following impact on Economic Net Income across each of our reporting segments:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016

Private Markets	$4,856	$14,515
Public Markets	3,400	10,103
Capital Markets	739	2,188
Principal Activities	(8,995)	(26,806)
Total Economic Net Income	$—	$—

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

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and nine months ended September 30, 2017 and 2016.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

	Three Months Ended
	September 30, 2017	September 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$153,841	$117,795	$36,046
Monitoring Fees	14,342	11,091	3,251
Transaction Fees	82,258	53,223	29,035
Fee Credits	(59,854)	(37,127)	(22,727)
Total Management, Monitoring and Transaction Fees, Net	190,587	144,982	45,605

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	419,438	350,469	68,969
Unrealized Carried Interest	(96,571)	53,339	(149,910)
Total Performance Income	322,867	403,808	(80,941)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	513,454	548,790	(35,336)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	63,482	47,858	15,624
Realized Performance Income Compensation	176,075	157,688	18,387
Unrealized Performance Income Compensation	(36,379)	22,588	(58,967)
Total Compensation and Benefits	203,178	228,134	(24,956)
Occupancy and related charges	8,537	9,248	(711)
Other operating expenses	42,376	32,031	10,345
Total Segment Expenses	254,091	269,413	(15,322)

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$259,363	$279,377	$(20,014)

Assets Under Management	$87,609,800	$75,181,600	$12,428,200
Fee Paying Assets Under Management	$61,706,500	$44,010,300	$17,696,200
Capital Invested	$2,972,300	$2,370,600	$601,700
Uncalled Commitments	$39,421,900	$31,839,100	$7,582,800

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in management fees and transaction fees. The increase in management fees was primarily due to (i) Americas Fund XII entering its investment period in the first quarter of 2017, in which it earns management fees on a larger pool of capital than its predecessor fund North America Fund XI, which entered its post investment period, (ii) Asian Fund III entering its investment period in the second quarter of 2017, in which it earns management fees on a larger pool of capital than its predecessor fund Asian Fund II, which entered its post investment period and (iii) new capital raised in our Health Care Strategic Growth Fund. This net increase was partially offset by decreases due to (i) North America Fund XI and Asian Fund II entering their post investment periods, during which they earn fees at a lower rate and based on invested capital rather than committed capital, and (ii) lower invested capital as a result of realizations primarily in our 2006 Fund, Asian Fund and China Growth Fund. As investments held in our funds that pay management fees based on invested capital are sold, our management fees are expected to decline unless offset by new fee-paying capital raised. The increase in transaction fees was primarily attributable to an increase in both the number and size of transaction fee-generating investments. During the three months ended September 30, 2017, there were 14 transaction fee-generating investments that paid an average fee of $5.9 million compared to 13 transaction fee-generating investments paying an average fee of $4.1 million during the three months ended September 30, 2016. The majority of these transaction fees were paid by companies located in North America. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in fee credits is due primarily to a higher level of transaction fees. Recurring monitoring fees increased $3.3 million, which was primarily the result of an increase in the number of portfolio companies paying fees. For the three months ended September 30, 2017 we had 50 portfolio companies paying an average monitoring fee of $0.3 million compared to 42 portfolio companies paying an average monitoring fee of $0.3 million for the three months ended September 30, 2016. There were no termination payments for the three months ended September 30, 2017 and 2016. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the initial public offering ("IPO") and other realization activity in our private equity portfolio, and may be smaller in size and number in the future compared to current and prior periods.

Performance Income

The net decrease is attributable to a lower level of carried interest primarily reflecting a lower level of net appreciation in value of our private equity portfolio in the current period compared to the prior period.
Realized carried interest for the three months ended September 30, 2017, consisted primarily of realized gains from the sale of Capsugel (manufacturing sector) and partial sales of PRA Health Sciences, Inc. and US Foods Holding Corp.

Realized carried interest for the three months ended September 30, 2016 consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc., Alliance Tire Group B.V. (manufacturing sector) and Zimmer Biomet Holdings, Inc.

The following table presents performance income by investment vehicle for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
			($ in thousands)
	Realized Carried Interest	Unrealized Carried Interest	Total Carried Interest	Realized Carried Interest	Unrealized Carried Interest	Total Carried Interest
North America Fund XI	$90,394	$48,982	$139,376	$14,845	$139,705	$154,550
Co-Investment Vehicles and Other	16,255	51,948	68,203	705	25,985	26,690
European Fund III	4,500	38,143	42,643	—	22,529	22,529
European Fund IV	—	24,365	24,365	—	1,339	1,339
Asian Fund II	—	21,801	21,801	—	86,365	86,365
Asian Fund	—	21,268	21,268	95,883	(71,490)	24,393
Global Infrastructure Investors II	—	7,155	7,155	—	—	—
Next Generation Technology Growth	—	5,885	5,885	—	943	943
Global Infrastructure Investors	—	3,145	3,145	16,845	(10,383)	6,462
Real Estate Partners Americas	10,365	(7,439)	2,926	—	1,970	1,970
Millennium Fund	—	2,370	2,370	—	(15,889)	(15,889)
E2 Investors	—	—	—	—	(234)	(234)
European Fund	—	—	—	—	(2,102)	(2,102)
European Fund II	2,142	(2,146)	(4)	63,721	(62,304)	1,417
2006 Fund	295,782	(301,978)	(6,196)	155,612	(64,174)	91,438
China Growth Fund	—	(7,597)	(7,597)	2,858	5,265	8,123
Management Fee Refunds	—	(2,473)	(2,473)	—	(4,186)	(4,186)
Total (1)	$419,438	$(96,571)	$322,867	$350,469	$53,339	$403,808
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

For the three months ended September 30, 2017, the value of our private equity investment portfolio increased 3.9%. This was comprised of a 2.6% increase in the share prices of various publicly held or publicly indexed investments and a 4.6% increase in value of our privately held investments. Additionally, our infrastructure investment portfolio, which is comprised predominately of private investments, increased 6.6%. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Gardner Denver Holdings, Inc. (NYSE: GDI), China International Capital Corporation Limited (HK: 3908) and Pets At Home Group Plc (LSE: PETS). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Laureate Education, Inc. (NASDAQ: LAUR), First Data Corporation and Beijing Capital Grand Limited (HK: 1329). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Internet Brands, Inc. (technology sector), Colonial Pipeline Company (infrastructure sector) and United Group (telecom sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Optiv Inc. (technology sector), Academy Ltd. (retail sector) and Sundrop Farms Holding Ltd. (agriculture sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and (ii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Subsequent to September 30, 2017, realization activity such as dividends and agreements to sell, including partial sales and secondary sales, are expected, with respect to certain private equity portfolio companies, the most significant of which are

Alliant Insurance Services (financial services sector), Gland Pharma (manufacturing sector), Visma AS (technology sector) and Groupe SMCP S.A.S. (retail sector). These transactions have been consummated subsequent to September 30, 2017, and represent distributable earnings of approximately $130 million. Some or all of these transactions are subject to the satisfaction of closing conditions prior to their completion, and there can be no assurance if or when any of these transactions will be completed.

For the three months ended September 30, 2016, the value of our private equity investment portfolio increased 5.8%. This was comprised of a 7.0% increase in the share prices of various publicly held or publicly indexed investments and a 5.1% increase in the value of our privately held investments. The most significant increase in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation, PRA Health Sciences, Inc. and Qingdao Haier Co., Ltd. (CH: 600690). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Walgreens Boots Alliance, Inc., US Foods Holding Corp. and Fujian Sunner Development Co. Ltd. (SZ:002299). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Sedgwick Claims Management Services (financial services sector), Panasonic Healthcare Co., Ltd. (healthcare sector), and GenesisCare (healthcare sector). The unrealized gains on our privately held investments were partially offset by unrealized losses the most significant of which were Aricent Inc. (technology sector), Crosby and Acco Material Handling Solutions (manufacturing sector) and OEG Management Partners (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Sedgwick Claims Management Services and GenesisCare, valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Segment Expenses

Compensation and Benefits

The net decrease was due primarily to lower performance income compensation resulting from a lower level of carried interest gains in our private equity portfolio in the current period as described above as well as a greater amount of compensation and benefits expense allocated to Principal Activities as a result of an increase in the proportion of revenue earned by Principal Activities relative to other operating segments. These decreases were partially offset by increased cash compensation and benefits.

Occupancy and Other Operating Expenses

The increase is primarily due to an increase in professional fees and expenses that are creditable to our investment funds which include expenses for unconsummated transactions, also known as broken-deal expenses. Partially offsetting these increases was a decrease relating to a greater amount of other operating expenses allocated to Principal Activities as a result of an increase in the proportion of revenue earned by Principal Activities relative to other operating segments.

Economic Net Income (Loss)

The decrease was primarily due to lower levels of performance income gains in the current period compared to the prior period, partially offset by higher management and transaction fees and a decrease in compensation and benefits in the current period.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from June 30, 2017 to September 30, 2017:

($ in thousands)
June 30, 2017	$84,984,000
New Capital Raised	4,287,200
Distributions	(3,798,300)
Change in Value	2,136,900
September 30, 2017	$87,609,800

AUM for the Private Markets segment was $87.6 billion at September 30, 2017, an increase of $2.6 billion, compared to $85.0 billion at June 30, 2017. The increase was primarily attributable to new capital raised primarily in two new strategic investor partnerships and our Real Estate Credit Opportunity Partners fund, and to a lesser extent, an increase in the value of our Private Markets portfolio. Our strategic investor partnerships include separately managed accounts that provide for investments to be made in multiple funds and across investment strategies and for the reinvestment or recycling of investment proceeds. Those strategic investor partnerships also generally provide for the netting of investment returns over negotiated periods of time among funds and other investments, which may give rise to the clawback of previously recognized carried interest or incentive fees. These increases were offset by distributions to Private Markets fund investors primarily as a result of realizations, most notably in our 2006 Fund, North America Fund XI and certain carry co-investment vehicles.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $0.8 billion in our North America Fund XI and $0.3 billion in each of our European Fund III and European Fund IV.  The drivers of the overall change in value for Private Markets were consistent with those noted in the Performance Income commentary above. See “-- Private Markets - Segment Revenues - Performance Income.”

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

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from June 30, 2017 to September 30, 2017:

($ in thousands)
June 30, 2017	$62,008,900
New Capital Raised	1,202,900
Distributions and Other	(1,968,700)
Change in Value	463,400
September 30, 2017	$61,706,500

FPAUM in our Private Markets segment was $61.7 billion at September 30, 2017, a decrease of $0.3 billion, compared to $62.0 billion at June 30, 2017. The decrease was due primarily to distributions primarily related to realizations in our 2006 Fund and North America Fund XI. These decreases were partially offset by new capital raised in our Americas Fund XII (relating to one of our strategic investor partnerships) and Health Care Strategic Growth Fund, and capital deployed in our North America Fund XI. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately 9.0 billion at September 30, 2017, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 0.9%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

The increase was driven primarily by a $0.4 billion increase in capital invested in our private equity platform and a $0.2 billion increase in capital invested in our real assets and other platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and, consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the three months ended September 30, 2017, 64% of capital deployed in private equity was in transactions in North America, 27% was in the Asia-Pacific region, and 9% was in Europe. As of October 26, 2017, our Private Markets business had announced transactions that were subject to closing conditions which aggregated approximately $3.1 billion. Some or all of these transactions are subject to the satisfaction of closing conditions prior to their completion, and there can be no assurance if or when any of these transactions will be completed.
Uncalled Commitments

As of September 30, 2017, our Private Markets segment had $39.4 billion of remaining uncalled capital commitments that could be called for investments in new transactions. The increase from September 30, 2016 is due primarily to new capital raised in our Asian Fund III, two new strategic investor partnerships and Americas Fund XII, partially offset by capital called from fund investors to fund investments during the period.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$419,606	$354,376	$65,230
Monitoring Fees	58,072	52,126	5,946
Transaction Fees	237,392	114,021	123,371
Fee Credits	(177,254)	(93,042)	(84,212)
Total Management, Monitoring and Transaction Fees, Net	537,816	427,481	110,335

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	890,310	749,194	141,116
Unrealized Carried Interest	305,945	(131,386)	437,331
Total Performance Income	1,196,255	617,808	578,447

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	1,734,071	1,045,289	688,782

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	183,943	142,500	41,443
Realized Performance Income Compensation	374,335	317,178	57,157
Unrealized Performance Income Compensation	126,677	(47,377)	174,054
Total Compensation and Benefits	684,955	412,301	272,654
Occupancy and related charges	24,174	27,212	(3,038)
Other operating expenses	97,255	95,166	2,089
Total Segment Expenses	806,384	534,679	271,705

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$927,687	$510,610	$417,077

Assets Under Management	$87,609,800	$75,181,600	$12,428,200
Fee Paying Assets Under Management	$61,706,500	$44,010,300	$17,696,200
Capital Invested	$11,079,800	$5,475,300	$5,604,500
Uncalled Commitments	$39,421,900	$31,839,100	$7,582,800

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in transaction fees, partially offset by a corresponding increase in fee credits and an increase in management fees. The increase in transaction fees was primarily attributable to an increase in both the number and size of transaction fee-generating investments. During the nine months ended September 30, 2017, there were 38 transaction fee-generating investments that paid an average fee of $6.2 million compared to 33 transaction fee-generating investments paying an average fee of $3.5 million during the nine months ended September 30, 2016. Approximately 44% of these transaction fees were paid by companies located in North America, 37% were paid from companies located in the Asia-Pacific region and 19% were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in fee credits is due primarily to a higher level of transaction fees. The increase in management fees was primarily due to (i) Americas Fund XII entering its investment period in the first quarter of 2017, in which it earns management fees on a larger pool of capital than its predecessor fund North America Fund XI, which entered its post investment period, (ii) Asian Fund III entering its investment period in the second quarter of 2017, in which it earns management fees on a larger pool of capital than its predecessor fund Asian Fund II, which entered its post investment period and (iii) new capital raised in our Health Care Strategic Growth Fund. This net increase was partially offset by decreases due to (i) North America Fund XI and Asian Fund II entering their post investment periods during the first nine months of 2017, in which they earn fees at a lower rate and based on invested capital rather than committed capital, and (ii) lower invested capital as a result of realizations primarily in our 2006 Fund, China Growth Fund and Asian Fund. Recurring monitoring fees increased $5.3 million which was primarily the result of an increase in the number of portfolio companies paying fees. For the nine months ended September 30, 2017, we had 53 portfolio companies that were paying an average monitoring fee of $0.8 million compared with 49 portfolio companies that were paying an average monitoring fee of $0.8 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, we also received termination payments of $16.0 million in connection with the IPO of Gardner Denver Holdings, Inc. compared to $15.3 million of termination payments received in the nine months ended September 30, 2016, in connection with the IPO of US Foods Holding Corp. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the IPO and other realization activity in our private equity portfolio, and may be smaller in size and number in the future compared to current and prior periods.

Performance Income

The net increase is attributable to a higher level of net carried interest gains in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily reflecting a higher level of appreciation in the value of our private equity portfolio in the current period compared to the prior period.
Realized carried interest for the nine months ended September 30, 2017, consisted primarily of realized gains from the sale of Capsugel (manufacturing sector) and the partial sales of US Foods Holding Corp. and PRA Health Sciences, Inc.

Realized carried interest for the nine months ended September 30, 2016 consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc., Alliance Tire Group B.V. and HCA Holdings, Inc.

The following table presents performance income by investment vehicle for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017			2016
			($ in thousands)
	Realized Carried Interest	Unrealized Carried Interest	Total Carried Interest	Realized Carried Interest	Unrealized Carried Interest	Total Carried Interest
North America Fund XI	$129,576	$333,354	$462,930	$61,898	$146,192	$208,090
2006 Fund	511,935	(347,899)	164,036	351,115	(329,865)	21,250
Co-Investment Vehicles and Other	23,088	137,510	160,598	7,245	6,829	14,074
European Fund III	83,045	42,260	125,305	35,231	92,783	128,014
Asian Fund II	29,351	93,419	122,770	—	168,145	168,145
European Fund IV	—	68,274	68,274	—	(197)	(197)
Asian Fund	17,846	15,771	33,617	126,820	(41,251)	85,569
Global Infrastructure Investors II	—	25,453	25,453	—	(272)	(272)
Global Infrastructure Investors	14,772	9,012	23,784	16,845	7,079	23,924
Real Estate Partners Americas	12,050	(60)	11,990	—	5,035	5,035
Next Generation Technology Growth	—	8,165	8,165	—	943	943
Millennium Fund	28,266	(22,140)	6,126	59,707	(84,129)	(24,422)
European Fund	—	—	—	1,503	(4,395)	(2,892)
E2 Investors	—	(306)	(306)	—	1,328	1,328
China Growth Fund	20,130	(23,315)	(3,185)	2,858	9,845	12,703
European Fund II	20,251	(25,940)	(5,689)	85,972	(98,410)	(12,438)
Management Fee Refunds	—	(7,613)	(7,613)	—	(11,046)	(11,046)
Total (1)	$890,310	$305,945	$1,196,255	$749,194	$(131,386)	$617,808
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

For the nine months ended September 30, 2017, the value of our private equity investment portfolio increased 15.9%. This was comprised of a 24.9% increase in the share prices of various publicly held or publicly indexed investments and an 11.2% increase in value of our privately held investments. Additionally, our infrastructure investment portfolio, which is comprised predominately of private investments, increased 20.0%. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Gardner Denver Holdings, Inc., First Data Corporation and Qingdao Haier Co., Ltd. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Fujian Sunner Development Co. Ltd., Laureate Education, Inc. and US Foods Holding Corp. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Internet Brands, Inc. (technology sector), Weld North (education sector) and Colonial Pipeline Company (infrastructure sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Academy Ltd. (retail sector), Toys R Us, Inc. (retail sector) and Santanol Pty Ltd (forestry sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and (ii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

For the nine months ended September 30, 2016, the value of our private equity investment portfolio increased 8.9%. This was comprised of a 1.7% increase in the share prices of various publicly held or publicly indexed investments and a 14.5% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in US Foods Holding Corp., PRA Health Sciences, Inc. and HCA Holdings, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in First Data Corporation, Walgreens Boots Alliance, Inc. and Qingdao Haier Co., Ltd. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co., Ltd., Sedgwick Claims Management Services and Alliance Tire Group B.V. (manufacturing sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Group (technology sector), OEG Management Partners Limited (energy sector) and MMI Holdings Limited (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Sedgwick Claims Management Services and Alliance Tire Group B.V., valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Segment Expenses

Compensation and Benefits

The net increase was due primarily to higher performance income compensation resulting from a higher level of gains in our private equity portfolio in the current period compared to the prior period as described above as well as increased cash compensation and benefits. These increases were partially offset by a greater amount of compensation and benefits expense allocated to Principal Activities as a result of an increase in the proportion of revenue earned by Principal Activities relative to other operating segments.

Occupancy and Other Operating Expenses

The decrease is primarily due to a decrease in expenses that are creditable to our investment funds, which includes broken-deal expenses, as well as a decrease relating to a greater amount of other operating expenses allocated to Principal Activities as a result of an increase in the proportion of revenue earned by Principal Activities relative to other operating segments. These decreases were partially offset by an increase in professional fees.

Economic Net Income (Loss)

The increase was primarily due to a higher level of performance income in the current period compared to the prior period and higher fees partially offset by an increase in compensation and benefits as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2016 to September 30, 2017:

($ in thousands)
December 31, 2016	$73,815,500
New Capital Raised	15,367,500
Distributions and Other	(9,166,800)
Change in Value	7,593,600
September 30, 2017	$87,609,800

AUM for the Private Markets segment was $87.6 billion at September 30, 2017, an increase of $13.8 billion, compared to $73.8 billion at December 31, 2016. The increase was primarily attributable to (i) new capital raised primarily in our Asian Fund III, two new strategic investor partnerships and our Real Estate Credit Opportunity Partners fund and (ii) to a lesser extent, an increase in the value of our Private Markets portfolio. These increases were partially offset by (i) distributions to Private Markets fund investors primarily as a result of realizations most notably in our 2006 Fund, North America Fund XI and European Fund III and (ii) a decrease of $0.8 billion reflecting expired commitments that are no longer eligible to be called for investments. Our flagship private equity funds like our Asian Fund III, which represents $9.0 billion of AUM at September 30, 2017, are raised only episodically toward the end of the investment period of their predecessor funds or when their predecessor funds' capital becomes largely invested or allocated for investment.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $2.4 billion in our North America Fund XI, $0.9 billion in each of our 2006 Fund and European Fund III and $0.6 billion in each of our Asian Fund II and European Fund IV.  The drivers of the overall change in value for Private Markets were consistent with those noted in the Performance Income commentary above. See “-- Private Markets - Segment Revenues - Performance Income.”

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2016 to September 30, 2017:

($ in thousands)
December 31, 2016	$52,204,800
New Capital Raised	14,653,000
Distributions and Other	(3,719,400)
Net Changes in Fee Base of Certain Funds	(2,418,800)
Change in Value	986,900
September 30, 2017	$61,706,500

FPAUM in our Private Markets segment was $61.7 billion at September 30, 2017, an increase of $9.5 billion, compared to $52.2 billion at December 31, 2016. The increase was primarily attributable to new capital raised in our Asian Fund III (which reached its $8.5 billion limit on fee paying limited partner capital during the second quarter of 2017) and capital invested in our Asian Fund II and North America Fund XI. These increases were partially offset by (i) distributions and other activity primarily relating to realizations in our 2006 Fund and European Fund III and (ii) net changes in the fee base of our Asian Fund II as a result of it entering into its post investment period, during which it earns fees based on invested capital rather than committed capital.

Capital Invested

The increase was driven primarily by a $4.1 billion increase in capital invested in our private equity platform, which includes an increase in core private equity of $1.0 billion consisting of an investment in USI, Inc. made by us and one of our investment funds, and a $1.5 billion increase in capital invested in our real assets and other platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the nine months ended September 30, 2017, 38% of capital deployed in private equity, excluding core private equity, was in transactions in the Asia-Pacific region, 38% was in North America and 24% was in Europe.
Uncalled Commitments

As of September 30, 2017, our Private Markets segment had $39.4 billion of remaining uncalled capital commitments that could be called for investments in new transactions. The increase from September 30, 2016 is due primarily to new capital raised in our Asian Fund III, two new strategic investor partnerships and Americas Fund XII, partially offset by capital called from fund investors to fund investments during the period.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three and nine months ended September 30, 2017 and 2016.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

	Three Months Ended
	September 30, 2017	September 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$79,113	$83,713	$(4,600)
Monitoring Fees	—	—	—
Transaction Fees	11,469	10,748	721
Fee Credits	(10,893)	(10,265)	(628)
Total Management, Monitoring and Transaction Fees, Net	79,689	84,196	(4,507)

Performance Income
Realized Incentive Fees	4,074	3,659	415
Realized Carried Interest	—	—	—
Unrealized Carried Interest	36,933	17,012	19,921
Total Performance Income	41,007	20,671	20,336

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	120,696	104,867	15,829

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	16,257	22,022	(5,765)
Realized Performance Income Compensation	1,630	1,463	167
Unrealized Performance Income Compensation	16,553	6,805	9,748
Total Compensation and Benefits	34,440	30,290	4,150
Occupancy and related charges	1,535	2,570	(1,035)
Other operating expenses	7,672	8,894	(1,222)
Total Segment Expenses	43,647	41,754	1,893

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$77,049	$63,113	$13,936

Assets Under Management	$65,729,700	$55,920,200	$9,809,500
Fee Paying Assets Under Management	$52,016,500	$49,143,500	$2,873,000
Capital Invested	$1,639,200	$1,484,400	$154,800
Uncalled Commitments	$7,828,600	$6,428,200	$1,400,400

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net decrease was primarily due to a decrease in management fees. The decrease in management fees was primarily due to a reduction in management fees from KKR Prisma as a result of the PAAMCO Prisma transaction that closed in the second quarter of 2017. KKR reports its investment in PAAMCO Prisma using the equity method of accounting, and on a segment basis, KKR reflects its allocation of the net income of PAAMCO Prisma as management fees and realized incentive fees.  Accordingly, the management fees and other revenues and expenses of Prisma that had been reported on a gross basis prior to the closing of the transaction on June 1, 2017 are reflected on a net basis as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017 resulting in a decrease in our reported gross management fees when compared to the prior period. See "-- Business Segments - Public Markets." This decrease was partially offset by capital invested in our Special Situations Fund II, Lending Partners II Fund, Lending Partners III Fund and Lending Partners Europe Fund as well as an increase in management fees from our strategic manager partnerships.

Performance Income

The net increase was primarily attributable to a higher level of net carried interest gains in the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The carried interest gains in the current period were primarily the result of net increases in the value of our credit portfolio, the most significant of which was in our mezzanine strategy.

Segment Expenses

Compensation and Benefits

The increase was primarily due to higher net performance income compensation in connection with a higher level of net carried interest gains for the three months ended September 30, 2017, as compared to three months ended September 30, 2016, as described above, partially offset by decreased cash compensation and benefits due primarily to the PAAMCO Prisma transaction which closed on June 1, 2017. KKR reports its investment in PAAMCO Prisma using the equity method of accounting. Accordingly, the compensation expenses of Prisma that had been reported on a gross basis prior to the closing of the transaction on June 1, 2017 are reflected as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017 resulting in a decrease in our reported cash compensation and benefits expense when compared to the prior period. See "-- Business Segments - Public Markets."

Occupancy and Other Operating Expenses

The decrease was primarily driven by lower operating expenses as a result of having transferred certain leased office space and other operating expenses as part of the PAAMCO Prisma transaction. See "-- Business Segments - Public Markets."

Economic Net Income (Loss)

The increase is primarily attributable to the increase in performance income, partially offset by the increase in compensation and benefits expense as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from June 30, 2017 to September 30, 2017:

($ in thousands)
June 30, 2017	$63,499,000
New Capital Raised	3,392,200
Distributions	(1,273,400)
Redemptions	(559,500)
Change in Value	671,400
September 30, 2017	$65,729,700

AUM in our Public Markets segment totaled $65.7 billion at September 30, 2017, an increase of $2.2 billion compared to AUM of $63.5 billion at June 30, 2017. The increase was primarily due to new capital raised across multiple strategies, most notably $1.4 billion in two new strategic investor partnerships, $0.7 billion in our CLOs and $0.7 billion with our strategic manager partnerships. The increases due to change in value were driven primarily by $0.2 billion in our European CLOs, $0.1 billion with our strategic manager partnerships and $0.1 billion in our European liquid credit mandates. Partially offsetting these increases were redemptions and distributions from certain investment vehicles, most notably with our strategic manager partnerships and our CLOs. For the three months ended September 30, 2017, new capital raised has outpaced redemptions with our strategic manager partnerships.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from June 30, 2017 to September 30, 2017:

($ in thousands)
June 30, 2017	$50,637,300
New Capital Raised	2,950,000
Distributions	(1,752,100)
Redemptions	(559,500)
Change in Value	740,800
September 30, 2017	$52,016,500

FPAUM in our Public Markets segment was $52.0 billion at September 30, 2017, an increase of $1.4 billion compared to FPAUM of $50.6 billion at June 30, 2017. The increase was primarily due to new capital raised across multiple strategies most notably $0.7 billion with our strategic manager partnerships, $0.7 billion in our CLOs, $0.5 billion in our Special Situations II Fund and $0.2 billion in our Lending Partners III Fund. New capital raised includes capital that was raised in previous periods but began earning fees upon deployment of capital. Partially offsetting these increases were redemptions and distributions from certain investment vehicles including $1.1 billion across multiple alternative credit strategies, $0.5 billion at our strategic manager partnerships and $0.4 billion from our CLOs. For the three months ended September 30, 2017, new capital raised has outpaced redemptions with our strategic manager partnerships. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $5.4 billion.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.1%.  We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

Capital invested increased for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase is primarily due to a higher level of net capital deployed primarily in our direct lending strategy.

Uncalled Commitments

As of September 30, 2017, our Public Markets segment had $7.8 billion of uncalled capital commitments that could be called for investments in new transactions. The increase from September 30, 2016 is due to new capital raised primarily in two new strategic investor partnerships and Lending Partners III Fund, partially offset by capital called from limited partners to fund investments during the period.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$251,201	$245,349	$5,852
Monitoring Fees	—	—	—
Transaction Fees	41,040	17,768	23,272
Fee Credits	(33,894)	(16,230)	(17,664)
Total Management, Monitoring and Transaction Fees, Net	258,347	246,887	11,460

Performance Income
Realized Incentive Fees	8,384	9,897	(1,513)
Realized Carried Interest	—	3,838	(3,838)
Unrealized Carried Interest	71,762	(3,370)	75,132
Total Performance Income	80,146	10,365	69,781

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	338,493	257,252	81,241

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	58,991	61,193	(2,202)
Realized Performance Income Compensation	3,354	5,493	(2,139)
Unrealized Performance Income Compensation	30,485	(1,347)	31,832
Total Compensation and Benefits	92,830	65,339	27,491
Occupancy and related charges	5,140	7,252	(2,112)
Other operating expenses	24,244	28,102	(3,858)
Total Segment Expenses	122,214	100,693	21,521

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$216,279	$156,559	$59,720

Assets Under Management	$65,729,700	$55,920,200	$9,809,500
Fee Paying Assets Under Management	$52,016,500	$49,143,500	$2,873,000
Capital Invested	$3,825,900	$3,049,400	$776,500
Uncalled Commitments	$7,828,600	$6,428,200	$1,400,400

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in transaction fees, partially offset by a corresponding increase in fee credits, and an increase in management fees. The increase in transaction fees was driven primarily by a $18.5 million breakup fee received in the nine months ended September 30, 2017 in connection with a terminated transaction, compared to no such breakup fees in the nine months ended September 30, 2016. The net amount of this fee attributable to us after credits to our limited partners was $4.6 million. The increase in management fees related primarily to capital invested in our Special Situations Fund II, Lending Partners II Fund, and Lending Partners Europe Fund as well as an increase in management fees with our strategic manager partnerships. These increases were partially offset by a reduction in management fees from KKR Prisma as a result of the PAAMCO Prisma transaction that closed in the second quarter of 2017. KKR reports its investment in PAAMCO Prisma using the equity method of accounting, and on a segment basis, KKR reflects its allocation of the net income of PAAMCO Prisma as management fees and realized incentive fees.  Accordingly, the management fees and other revenues and expenses of Prisma that had been reported on a gross basis prior to the closing of the transaction on June 1, 2017 are reflected on a net basis as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017 resulting in a decrease in our reported gross management fees when compared to the prior period.

Performance Income

The net increase was primarily attributable to higher net carried interest gains in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The carried interest gains in the current period were primarily the result of increases in the value of our private credit portfolio, with the most significant carried interest gains arising in our mezzanine and direct lending strategies. In the prior period, net carried interest losses were experienced in our mezzanine strategy.

Segment Expenses

Compensation and Benefits

The increase was primarily due to higher net performance income compensation in connection with higher net carried interest gains for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, as described above. These increases were partially offset by decreased cash compensation and benefits due primarily to (i) a greater amount of compensation and benefits expense allocated to Principal Activities as a result of an increase in the proportion of revenue earned by Principal Activities relative to other operating segments and (ii) the PAAMCO Prisma transaction which closed on June 1, 2017. KKR reports its investment in PAAMCO Prisma using the equity method of accounting. Accordingly, the compensation expenses of Prisma that had been reported on a gross basis prior to the closing of the transaction on June 1, 2017 are reflected as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017 resulting in a decrease in our reported cash compensation and benefits expense when compared to the prior period.

Occupancy and Other Operating Expenses

The decrease was primarily driven by lower operating expenses as a result of having transferred certain leased office space and other operating expenses as part of the PAAMCO Prisma transaction. See "-- Business Segments - Public Markets."

Economic Net Income (Loss)

The increase is primarily attributable to the increase in performance income and transaction and management fees, partially offset by an increase in compensation and benefits expense as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2016 to September 30, 2017:

($ in thousands)
December 31, 2016	$55,740,200
New Capital Raised	7,608,900
Impact of Other Transactions	3,811,400
Distributions	(2,516,200)
Redemptions	(2,029,600)
Change in Value	3,115,000
September 30, 2017	$65,729,700

AUM in our Public Markets segment totaled $65.7 billion at September 30, 2017, an increase of $10.0 billion compared to AUM of $55.7 billion at December 31, 2016. The increase for the period was primarily due to new capital raised across multiple strategies most notably $1.4 billion in two new strategic investor partnerships, $1.3 billion in our liquid credit strategies, $1.9 billion with our strategic manager partnerships, $1.3 billion in our CLOs and $0.8 billion in our Lending Partners III Fund. The "Impact of Other Transactions" represents the closing of the PAAMCO Prisma transaction. This resulted in a net increase of approximately $3.8 billion reflecting the excess of our pro-rata portion of the AUM of PAAMCO Prisma over the historical AUM of Prisma Capital Partners, our former hedge funds solutions platform. For the nine months ended September 30, 2017, new capital raised outpaced our redemptions with our strategic manager partnerships. The increases due to change in value were driven primarily by our strategic manager partnerships, our domestic private credit strategies and our European liquid credit and European CLOs. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily with our strategic manager partnerships, our private credit strategies and our CLOs.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2016 to September 30, 2017:

($ in thousands)
December 31, 2016	$49,268,600
New Capital Raised	7,630,100
Impact of Other Transactions	(1,600,000)
Distributions	(3,794,600)
Redemptions	(2,029,600)
Change in Value	2,542,000
September 30, 2017	$52,016,500

FPAUM in our Public Markets segment was $52.0 billion at September 30, 2017, an increase of $2.7 billion compared to FPAUM of $49.3 billion at December 31, 2016. The increase was primarily due to new capital raised across multiple strategies, most notably $1.9 billion with our strategic manager partnerships, $1.3 billion in our liquid credit strategies, $1.3 billion in our CLOs, $0.8 billion in our Special Situations Fund II and $0.5 billion in our Lending Partners Fund III. New capital raised includes capital that was raised in previous periods but began earning fees upon deployment of capital. For the nine months ended September 30, 2017, new capital raised has outpaced redemptions with our strategic manager partnerships. Change in value was driven primarily by $0.9 billion with our strategic manager partnerships, $0.6 billion in our liquid credit strategies and $0.5 billion in our European CLOs. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies driven by $1.4 billion with our strategic manager partnerships, $2.3 billion from our private credit strategies and $1.0 billion from our CLOs. The "Impact of Other Transactions" represents the closing of the PAAMCO Prisma transaction. This resulted in a net decrease of approximately $1.6 billion reflecting the excess of our historical FPAUM of Prisma Capital Partners, our former hedge funds solutions platform, over our pro-rata portion of the FPAUM of PAAMCO Prisma. FPAUM excludes assets under advisement of PAAMCO Prisma.

Capital Invested

Capital invested increased for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2017. The increase is primarily due to a higher level of net capital deployed in our direct lending and special situations strategies.

Uncalled Commitments

As of September 30, 2017, our Public Markets segment had $7.8 billion of uncalled capital commitments that could be called for investments in new transactions. The increase from September 30, 2016 is due to new capital raised primarily in two new strategic investor partnerships and Lending Partners III Fund, partially offset by capital called from limited partners to fund investments during the period.

Capital Markets

The following tables set forth information regarding the results of operations and certain key operating metrics for our Capital Markets segment for the three and nine months ended September 30, 2017 and 2016.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

	Three Months Ended
	September 30, 2017	September 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	85,440	47,383	38,057
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	85,440	47,383	38,057

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	85,440	47,383	38,057

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	16,924	7,803	9,121
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	16,924	7,803	9,121
Occupancy and related charges	760	330	430
Other operating expenses	6,293	3,552	2,741
Total Segment Expenses	23,977	11,685	12,292

Income (Loss) attributable to noncontrolling interests	1,046	760	286

Economic Net Income (Loss)	$60,417	$34,938	$25,479

Syndicated Capital	$533,300	$537,000	$(3,700)

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees increased due primarily to an increase in both the number and size of capital markets transactions for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Overall, we completed 48 capital markets transactions for the three months ended September 30, 2017, of which 2 represented equity offerings and 46 represented debt offerings, as compared to 31 transactions for the three months ended September 30, 2016, of which 2 represented equity offerings and 29 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets businesses as well as third party companies. For the three months ended September 30, 2017, approximately 38% of our transaction fees were earned from unaffiliated third parties as compared to approximately 11% for the three months ended September 30, 2016. Our transaction fees are comprised of fees earned from North America, Europe, and Asia-Pacific, including India. For the three months ended September 30, 2017, approximately 21% of our transaction fees were sourced outside of the United States as compared to approximately 11% for the three months ended September 30, 2016. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our capital markets business does not generate management or monitoring fees.

Segment Expenses

Compensation and Benefits and Other Operating Expenses

Segment expenses have increased compared to the prior period primarily due to higher compensation and benefits expense as a result of higher transactions fees. The increase in other operating expenses as compared to the prior period is primarily attributable to increased professional fees in connection with increased transaction costs.

Economic Net Income (Loss)

The increase is primarily attributable to the increase in transaction fees, partially offset by the increase in compensation and benefits expense as described above.

Syndicated Capital

Syndicated capital for the three months ended September 30, 2017 is essentially flat as compared to the three months ended September 30, 2016. Overall, we completed one syndication transaction for the three months ended September 30, 2017, as compared to two syndication transactions for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	300,235	144,214	156,021
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	300,235	144,214	156,021

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	300,235	144,214	156,021

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	57,053	23,374	33,679
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	57,053	23,374	33,679
Occupancy and related charges	2,052	1,901	151
Other operating expenses	15,320	10,870	4,450
Total Segment Expenses	74,425	36,145	38,280

Income (Loss) attributable to noncontrolling interests	3,810	2,002	1,808

Economic Net Income (Loss)	$222,000	$106,067	$115,933

Syndicated Capital	$2,167,600	$1,213,500	$954,100

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees increased due to an increase in both the number and size of capital markets transactions for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Overall, we completed 144 capital markets transactions for the nine months ended September 30, 2017 of which 20 represented equity offerings and 124 represented debt offerings, as compared to 82 transactions for the nine months ended September 30, 2016 of which 11 represented equity offerings and 71 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets businesses as well as third party companies. For the nine months ended September 30, 2017 approximately 28% of our transaction fees were earned from third parties as compared to approximately 15% for the nine months ended September 30, 2016. Our transaction fees are comprised of fees earned from North America, Europe, Asia-Pacific and India. For the nine months ended September 30, 2017 approximately 36% of our transaction fees were sourced outside of the United States as compared to approximately 31% for the nine months ended September 30, 2016. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our capital markets business does not generate management or monitoring fees.

Segment Expenses

Compensation and Benefits and Other Operating Expenses

Segment expenses have increased compared to the prior period primarily due to higher compensation and benefits expense as a result of higher transactions fees. The increase in other operating expenses as compared to the prior period is primarily attributable to increased professional fees in connection with increased transaction costs.

Economic Net Income (Loss)

The increase is primarily attributable to the increase in transaction fees, which is partially offset by the increase in compensation and benefits expense as described above.

Syndicated Capital

The increase is primarily due to an increase in both the number and average size of syndication transactions in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Overall, we completed ten syndication transactions for the nine months ended September 30, 2017 as compared to eight syndications for the nine months ended September 30, 2016.

Principal Activities

The following tables set forth information regarding the results of operations and certain key operating metrics for our Principal Activities segment for the three and nine months ended September 30, 2017 and 2016.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

	Three Months Ended
	September 30, 2017	September 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	—	—	—
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	—	—	—

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	76,053	170,078	(94,025)
Net Unrealized Gains (Losses)	(50,902)	136,740	(187,642)
Total Realized and Unrealized	25,151	306,818	(281,667)
Interest Income and Dividends	70,557	71,185	(628)
Interest Expense	(45,613)	(47,506)	1,893
Net Interest and Dividends	24,944	23,679	1,265
Total Investment Income (Loss)	50,095	330,497	(280,402)

Total Segment Revenues	50,095	330,497	(280,402)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	33,958	24,284	9,674
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	33,958	24,284	9,674
Occupancy and related charges	3,840	3,729	111
Other operating expenses	14,176	10,646	3,530
Total Segment Expenses	51,974	38,659	13,315

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$(1,879)	$291,838	$(293,717)

Segment Revenues
Investment Income
The net decrease is primarily due to a lower level of net realized and unrealized gains during the three months ended September 30, 2017, compared to the prior period.
For the three months ended September 30, 2017, net realized gains were primarily comprised of gains from the sale of private markets investments including the sales or partial sales of First Data Corporation, Sentio Healthcare Properties (real estate sector), and Capsugel. Net unrealized losses were primarily attributable the reversal of unrealized gains on the sale of the Private Markets investments mentioned above offset by mark-to-market gains on various Private Markets investments including The Hut Group, Veresen Midstream (infrastructure sector) and Gardner Denver Holdings, Inc.
As of September 30, 2017, $305.1 million of investments in CLOs and our $325.0 million investment in our REIT, were carried at cost. As of September 30, 2017, the cumulative net unrealized gain or loss relating to changes in fair value for these investments was a $16.9 million loss for CLOs and a $16.9 million gain for the real estate investment trust.
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
For the three months ended September 30, 2017, net interest and dividends were comprised of (i) $42.6 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our capital markets business and our cash balances, (ii) $27.9 million of dividend income from distributions received primarily through our private equity investments and real estate investments including our investment in our REIT and (iii) $45.6 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
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
Economic Net Income (Loss)
The decrease in economic net income for the three months ended September 30, 2017 was primarily driven by the decrease in net investment income as described above.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	—	—	—
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	—	—	—

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	162,684	370,594	(207,910)
Net Unrealized Gains (Losses)	461,111	(725,699)	1,186,810
Total Realized and Unrealized	623,795	(355,105)	978,900
Interest Income and Dividends	195,275	253,756	(58,481)
Interest Expense	(134,348)	(144,497)	10,149
Net Interest and Dividends	60,927	109,259	(48,332)
Total Investment Income (Loss)	684,722	(245,846)	930,568

Total Segment Revenues	684,722	(245,846)	930,568

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	105,591	72,689	32,902
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	105,591	72,689	32,902
Occupancy and related charges	11,082	11,121	(39)
Other operating expenses	40,265	32,404	7,861
Total Segment Expenses	156,938	116,214	40,724

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$527,784	$(362,060)	$889,844

Segment Revenues
Investment Income
The net increase is primarily due to unrealized gains during the nine months ended September 30, 2017, compared to unrealized losses in the prior period, partially offset by a decrease in net interest and dividends of $49.6 million.
For the nine months ended September 30, 2017, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of HCA Holdings, Inc., Galenica AG and First Data Corporation partially offset by losses on the sale of Fortune Creek Partnership (energy sector) and the restructurings of Algeco Scotsman (industrial sector) and Aurora Eaglebine (energy sector). Net unrealized gains were primarily attributable to mark-to-market gains on various Private Markets investments including First Data Corporation, an oil field services investment in our special situations strategy, and Veresen Midstream. These increases were partially offset primarily by unrealized losses due to the reversal of unrealized gains on the sales of private equity investments mentioned above.
As of September 30, 2017, $305.1 million of investments in CLOs and our $325.0 million investment in our REIT, were carried at cost. As of September 30, 2017, the cumulative net unrealized gain or loss relating to changes in fair value for these investments was a $16.9 million loss for CLOs and a $16.9 million gain for our REIT.
For the nine months ended September 30, 2016, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of Walgreens Boots Alliance, Inc., HCA Holdings, Inc. and Zimmer Biomet Holdings, Inc., offset by the loss from the redemption of limited partner interests in a fund managed by BlackGold Capital Management, as well as certain CLOs being called and the sale of certain alternative credit investments. As of September 30, 2016, KKR no longer holds any limited partner interests in BlackGold Capital Management, although we continue to own an interest in the general partner and management company. Net unrealized losses were primarily attributable to mark-to-market losses on various Private Markets investments including First Data Corporation and to a lesser extent Walgreens Boots Alliance, Inc., mark-to-market losses on various alternative credit investments and unrealized losses on energy investments, and reversals of unrealized gains on the sales of private equity investments.
For the nine months ended September 30, 2017, net interest and dividends were comprised of (i) $117.2 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our capital markets business and our cash balances, (ii) $78.1 million of dividend income from distributions received primarily through our private equity investments and real estate investments including our investment in our REIT and (iii) $134.4 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
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
The net decrease in net interest and dividends is due primarily to the lower amount of capital invested in CLOs described above, as well as a lower level of dividends in the 2017 period, partially offset by lower interest expense due to the redemption and paydown of KFN's 8.375% senior notes due 2041 and other debt after the third quarter of 2016, a portion of which was replaced with debt bearing a lower rate of interest.
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
Economic Net Income (Loss)
The increase in economic net income for the nine months ended September 30, 2017 was primarily driven by the net investment income in the current period as described above.

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

The following tables present information with respect to our segment balance sheet as of September 30, 2017 and December 31, 2016:

	As of	As of
	September 30, 2017	December 31, 2016
	($ in thousands, except per unit amounts)
Cash and Short-term Investments	$3,623,773	$3,387,673
Investments	8,123,514	6,958,873
Unrealized Carry (1)	1,474,693	1,213,692
Other Assets	1,964,794	1,611,678
Corporate Real Estate	161,225	161,225
Total Assets	$15,347,999	$13,333,141

Debt Obligations - KKR (ex-KFN)	$2,000,000	$2,000,000
Debt Obligations - KFN	639,767	398,560
Preferred Shares - KFN	373,750	373,750
Other Liabilities	596,079	244,676
Total Liabilities	3,609,596	3,016,986

Noncontrolling Interests	20,849	19,564
Preferred Units	500,000	500,000

Book Value	$11,217,554	$9,796,591

Book Value Per Outstanding Adjusted Unit	$13.80	$12.15

(1) Unrealized Carry
Private Markets	$1,347,729	$1,141,610
Public Markets	126,964	72,082
Total	$1,474,693	$1,213,692

The following table presents the holdings of our segment balance sheet by asset class as of September 30, 2017. To the extent investments on our segment balance sheet, for example in energy, direct lending, CLOs and specialty finance, are realized at values below their cost, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of September 30, 2017

Investments	Cost	Carrying Value	Carrying Value as a Percentage of Total Investments

Private Equity Co-Investments and Other Equity	$2,281,693	$2,697,619	33.2%
Private Equity Funds	1,026,481	1,348,599	16.6%
Private Equity Total	3,308,174	4,046,218	49.8%

Energy	933,568	549,607	6.8%
Real Estate (1)	744,935	795,042	9.8%
Infrastructure	285,695	370,318	4.6%
Real Assets Total	1,964,198	1,714,967	21.2%

Special Situations	810,251	820,148	10.1%
Direct Lending	100,188	97,111	1.2%
Mezzanine	34,681	39,052	0.5%
Alternative Credit Total	945,120	956,311	11.8%
CLOs (1)	951,194	578,587	7.1%
Liquid Credit	143,349	152,699	1.9%
Specialty Finance	283,898	209,755	2.6%
Credit Total	2,323,561	1,897,352	23.4%

Other	439,839	464,977	5.6%

Total Investments	$8,035,772	$8,123,514	100.0%

	As of September 30, 2017
Significant Investments: (2)	Cost	Carrying Value	Carrying Value as a Percentage of Total Investments
First Data Corporation (NYSE: FDC)	$956,454	$1,279,098	15.7%
USI, Inc. (financial services sector)	500,111	503,711	6.2%
KKR Real Estate Finance Trust Inc. (NYSE: KREF)	324,997	325,000	4.0%
PortAventura Entertainment S.A. (hotels/leisure sector)	233,132	255,821	3.1%
Natural Gas Midstream Investment (infrastructure sector)	150,330	209,728	2.6%
Total Significant Investments	2,165,024	2,573,358	31.6%

Other Investments	5,870,748	5,550,156	68.4%
Total Investments	$8,035,772	$8,123,514	100.0%

(1) Includes approximately $305.1 million and $325.0 million of CLOs and our ownership of KKR Real Estate Finance Trust Inc., respectively, that are not held for investment purposes and are held at cost.

(2) The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their carrying values as of September 30, 2017. The carrying value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

The following tables provide reconciliations of KKR’s GAAP Condensed Consolidated Statements of Financial Condition to Total Reportable Segments Balance Sheet as of September 30, 2017 and December 31, 2016.

As of September 30, 2017
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$2,436,566	—	—	1,187,207	—	—	$3,623,773	Cash and Short-term Investments
Investments	37,251,837	(26,522,559)	(1,131,071)	(1,474,693)	—	—	8,123,514	Investments
		—	—	1,474,693	—	—	1,474,693	Unrealized Carry
Other Assets	4,617,236	(1,002,082)	—	(1,348,432)	—	(301,928)	1,964,794	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$44,305,639	(27,524,641)	(1,131,071)	—	—	(301,928)	$15,347,999

Liabilities and Equity
Debt Obligations	$20,290,714	(17,650,947)	—	(639,767)	—	—	$2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	639,767	—	—	639,767	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	4,149,491	(2,245,511)	(1,131,071)	—	—	(176,830)	596,079	Other Liabilities
Total Liabilities	24,440,205	(19,896,458)	(1,131,071)	373,750	—	(176,830)	3,609,596

Redeemable Noncontrolling Interests	570,134	(570,134)	—	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—	—
KKR & Co. L.P. Capital - Common Unitholders	6,380,654	166,480	—	(17,446)	4,812,964	(125,098)	11,217,554	Book Value
Noncontrolling Interests	12,432,092	(7,224,529)	—	(373,750)	(4,812,964)	—	20,849	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Units
Total Liabilities and Equity	$44,305,639	(27,524,641)	(1,131,071)	—	—	(301,928)	$15,347,999

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

As of December 31, 2016
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$2,508,902	—	—	878,771	—	—	$3,387,673	Cash and Short-term Investments
Investments	31,409,765	(22,249,206)	(987,994)	(1,213,692)	—	—	6,958,873	Investments
		—	—	1,213,692	—	—	1,213,692	Unrealized Carry
Other Assets	5,084,230	(2,118,364)	—	(1,039,996)	—	(314,192)	1,611,678	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$39,002,897	(24,367,570)	(987,994)	—	—	(314,192)	$13,333,141

Liabilities and Equity
Debt Obligations	$18,544,075	(16,145,515)	—	(398,560)	—	—	$2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	398,560	—	—	398,560	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	3,340,739	(1,945,039)	(987,994)	—	—	(163,030)	244,676	Other Liabilities
Total Liabilities	21,884,814	(18,090,554)	(987,994)	373,750	—	(163,030)	3,016,986

Redeemable Noncontrolling Interests	632,348	(632,348)	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—
KKR & Co. L.P. Capital - Common Unitholders	5,457,279	118,635	—	(17,446)	4,389,285	(151,162)	9,796,591	Book Value
Noncontrolling Interests	10,545,902	(5,763,303)	—	(373,750)	(4,389,285)	—	19,564	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Units
Total Liabilities and Equity	$39,002,897	(24,367,570)	(987,994)	—	—	(314,192)	$13,333,141

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding to Adjusted Units, Adjusted Units Eligible for Distribution and Outstanding Adjusted Units:

	As of	As of
	September 30, 2017	December 31, 2016
GAAP Common Units Outstanding - Basic	473,134,387	452,380,335
Adjustments:
Unvested Common Units (1)	31,116,886	37,519,436
Other Exchangeable Securities (2)	3,987,713	4,600,320
GAAP Common Units Outstanding - Diluted	508,238,986	494,500,091
Adjustments:
KKR Holdings Units (3)	339,845,707	353,757,398
Adjusted Units	848,084,693	848,257,489
Adjustments:
Unvested Common Units	(31,116,886)	(37,519,436)
Adjusted Units Eligible for Distribution	816,967,807	810,738,053
Adjustments:
Vested Other Exchangeable Securities (2)	(3,987,713)	(4,600,320)
Outstanding Adjusted Units	812,980,094	806,137,733

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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of September 30, 2017, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of a strategic investor partnership.

As of September 30, 2017, netting holes in excess of $50 million existed at five of our private equity funds, which were our European Fund IV, European Fund III, Millennium Fund, Asian Fund II and North America Fund XI which had netting holes of approximately $149 million, $108 million, $82 million, $63 million and $62 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. The following describes these sources of liquidity.

Revolving Credit Agreements, Senior Notes, KFN Debt Obligations & KFN Securities

For a discussion of KKR's debt obligations, including our revolving credit agreements, senior notes, KFN debt obligations and KFN securities, see Note 10 "Debt Obligations" to the audited financial statements included in our Annual Report on Form 10-K. The information presented below supplements and updates, and should be read in conjunction with, such information. No amounts were borrowed under our corporate credit agreement with HSBC Bank USA for the three and nine months ended September 30, 2017. With respect to the KCM Credit Agreement, no amounts were borrowed and repaid for the three months ended September 30, 2017. For the nine months ended September 30, 2017, $847 million was borrowed and repaid. As of September 30, 2017, no amounts were drawn under the KCM Credit Agreement, but a letter of credit was outstanding in the amount of $12 million which reduces the overall capacity of the KCM Credit Agreement.

KCM Short-Term Credit Agreement

On June 29, 2017, KKR Capital Markets entered into a 364-day revolving credit agreement (the “KCM Short-Term Credit Agreement”) with a major financial institution for use in KKR’s capital markets business. This financial institution also provides the existing KCM Credit Agreement. The KCM Short-Term Credit Agreement provides for revolving borrowings of up to $750 million, expires on June 28, 2018, and ranks pari passu with the KCM Credit Agreement. Borrowings under the KCM Short-Term Credit Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR’s capital markets business. Obligations under the KCM Short-Term Credit Agreement are limited solely to entities involved in KKR’s capital markets business, and liabilities under the KCM Short-Term Credit Agreement are non-recourse to other parts of KKR. For the three and nine months ended September 30, 2017, $145 million was borrowed and repaid under the KCM Short-Term Credit Agreement.

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

•	service debt obligations including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses, including litigation matters;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	make cash distributions in accordance with our distribution policy for our common units or the terms of our preferred units;

•	underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;

•	make future purchase price payments in connection with our proprietary investments, such as our strategic manager partnership with Marshall Wace, to the extent not paid by newly issued common units;

•	acquire other assets for our Principal Activities segment, including other businesses, investments and assets; and

•	repurchase KKR & Co. L.P. common units pursuant to the unit repurchase program announced on October 27, 2015 and subsequently increased on February 9, 2017.

KKR & Co. L.P. Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. On February 9, 2017, KKR announced the authorization of an incremental $250 million under this unit repurchase program. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. Since inception of the unit repurchase program through October 23, 2017, KKR has repurchased and canceled approximately 31.7 million outstanding common units for approximately $459 million. There is $291 million remaining as of October 23, 2017 under the current repurchase program. No units were repurchased during the first nine months of 2017.

In addition to the purchases of common units above, (1) cash may be used to pay the amount of withholding taxes, social benefit payments or similar payments payable by KKR in respect of awards granted pursuant to the Equity Incentive Plan and (2) cash may be delivered in respect of certain awards granted pursuant to the Equity Incentive Plan and Other Exchangeable Securities. During the first nine months of 2017, KKR canceled equity awards representing 3.1 million common units to satisfy tax and cash-settlement obligations of $58.0 million in connection with their vesting. See "--Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 8% of a fund's total capital commitments at final closing; however, the size of our general partner commitment to certain funds pursuing newer strategies may exceed this range. The following table presents our uncalled commitments to our active investment funds as of September 30, 2017:

Uncalled Commitments
Private Markets	($ in thousands)
Americas Fund XII	$975,000
Asian Fund III	500,000
Health Care Strategic Growth Fund	150,000
Real Estate Partners Americas II	150,000
Next Generation Technology Growth Fund	97,100
Energy Income and Growth	86,400
European Fund IV	79,800
Global Infrastructure Investors II	74,200
Real Estate Partners Europe	58,300
Real Estate Credit Opportunity Partners	45,000
Other Private Markets Vehicles	332,500
Total Private Markets Commitments	2,548,300

Public Markets
Special Situations Fund II	173,700
Lending Partners Europe	26,700
Lending Partners III	24,700
Other Public Markets Vehicles	164,000
Total Public Markets Commitments	389,100

Total Uncalled Commitments	$2,937,400

Other Commitments

In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities segment, and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets segment. As of September 30, 2017, these commitments amounted to $93.4 million and $255.7 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for our Capital Markets segment are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown. Our capital market business entered into an arrangement that reduces our risk when underwriting certain debt transactions. In the case of purchases of investments or assets in our Principal Activities segment, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Prisma Capital Partners

As of September 30, 2017, no amounts were due under the contingent consideration arrangement in connection with the acquisition of the equity interests of Prisma on October 1, 2012. The final measurement date for such contingent consideration was June 30, 2017. On June 1, 2017, KKR completed its previously announced transaction to combine Pacific Alternative Asset Management Company, LLC, or PAAMCO, with Prisma Capital Partners LP, formerly known as KKR Prisma. See "--Overview - Business Segments - Public Markets."

Investment in Marshall Wace

On November 2, 2015, KKR entered into a long-term strategic relationship with Marshall Wace and its affiliates and acquired a 24.9% interest in Marshall Wace through a combination of cash and common units. Subject to the exercise of a put option by Marshall Wace or a call option by KKR, at subsequent closings to occur in the second, third and fourth years following the initial closing described above, and subject to satisfaction or waiver of certain closing conditions, including regulatory approvals, KKR may at each such closing subscribe (or be required to subscribe) for an incremental 5% equity interest, for ultimate aggregate ownership of up to 39.9% of Marshall Wace. The exercise of such options would require the use of cash and/or KKR common units. KKR's investment in Marshall Wace is accounted for using the equity method of accounting.

Due to the exercise of one of the options agreed to between Marshall Wace and KKR, KKR expects to acquire an additional 5.0% interest in Marshall Wace in the fourth quarter of 2017. The acquisition is expected to be completed with a combination of cash and common units.

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

For the three and nine months ended September 30, 2017 and 2016, no cash payments have been made under the tax receivable agreement. As of September 30, 2017, $4.2 million of cumulative income tax savings have been realized. See "-Liquidity-Other Liquidity Needs- Contractual Obligations, Commitments and Contingencies" for a discussion of amounts payable and cumulative cash payments made under this agreement.

Distributions
A distribution of $0.17 per common unit has been declared, which will be paid on November 21, 2017 to holders of record of common units as of the close of business on November 6, 2017. Under KKR's current distribution policy for its common units, KKR intends to make equal quarterly distributions to holders of common units in an amount of $0.17 per common unit per quarter, beginning with the financial results reported for the first quarter of 2017.
A distribution of $0.421875 per Series A Preferred Unit has been declared and set aside for payment on December 15, 2017 to holders of record of Series A Preferred Units as of the close of business on December 1, 2017. A distribution of $0.406250 per Series B Preferred Unit has been declared and set aside for payment on December 15, 2017 to holders of record of Series B Preferred Units as of the close of business on December 1, 2017.
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

Other Liquidity Needs

We may also be required to fund various underwriting, syndications and fronting commitments in our capital markets business in connection with the underwriting of loans, securities or other financial instruments, which has increased in significance in the first nine months of 2017 and may continue to be significant in future quarters. We generally expect that these commitments will be syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2017 excluding consolidated funds and CFEs with a reconciliation of such amounts to the anticipated future cash payments of KKR including consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$2,937.4	$—	$—	$—	$2,937.4
Debt payment obligations (2)	—	500.0	—	2,139.8	2,639.8
Interest obligations on debt (3)	143.2	282.5	218.8	2,027.3	2,671.8
Underwriting commitments (4)	137.3	—	—	—	137.3
Lending commitments (5)	118.4	—	—	—	118.4
Purchase commitments (6)	77.6	15.5	0.3	—	93.4
Lease obligations	51.7	95.0	31.9	17.0	195.6
Corporate real estate (7)	—	292.5	—	—	292.5
Total Contractual Obligations of KKR	3,465.6	1,185.5	251.0	4,184.1	9,086.2
Plus: Uncalled commitments of consolidated funds (8)	2,285.1	—	—	—	2,285.1
Plus: Debt payment obligations of consolidated funds and CFEs (9)	740.7	1,475.2	606.4	14,101.2	16,923.5
Plus: Interest obligations of consolidated funds and CFEs (10)	567.1	1,132.6	1,054.2	2,257.8	5,011.7
Total Consolidated Contractual Obligations	$7,058.5	$3,793.3	$1,911.6	$20,543.1	$33,306.5

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

(2)
Amounts include (i) 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes of $2.0 billion gross of unamortized discount, (ii) KFN 2032 Senior notes of $0.4 billion gross of unamortized discount and (iii) KFN Junior Subordinated Notes of $0.2 billion, gross of unamortized discount. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2017 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2017, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

(8)	Represents uncalled commitments of our consolidated funds excluding KKR's portion of uncalled commitments as the general partner of the respective funds.

(9)
Amounts include (i) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $2.5 billion, (ii) debt securities issued by our consolidated CLOs of $9.4 billion and (iii) debt securities issued by our consolidated CMBS entities of $5.0 billion. Debt securities issued by consolidated CLOs and CMBS entities are supported solely by the investments held at the CLO and CMBS vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(10)
The interest obligations on debt of our consolidated funds and CFEs represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2017 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2017, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of September 30, 2017, a payable of $141.9 million has been recorded in due to affiliates in the condensed consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of September 30, 2017, approximately $24.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

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

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of September 30, 2017, $47.3 million of carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their September 30, 2017 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,990.7 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, the principals' potential exposure has been reduced to $72.2 million as of September 30, 2017. Using valuations as of September 30, 2017, $19.7 million would be due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to persons who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

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

We classified 7.3% of total investments measured and reported at fair value as Level I at September 30, 2017.

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

We classified 38.3% of total investments measured and reported at fair value as Level II at September 30, 2017.

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

We classified 54.4% of total investments measured and reported at fair value as Level III at September 30, 2017. The valuation of our Level III investments at September 30, 2017 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, we estimated probability of such a sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the total Level III private equity investment portfolio, including investments in both consolidated and unconsolidated investment funds, approximately 78% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of September 30, 2017, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for this portfolio of Level III private equity investments were 43%, 48% and 9%, respectively.

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

On a segment basis, our energy real asset investments in oil and gas producing properties as of September 30, 2017 had a fair value of approximately $550 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in investment income of $55.0 million and a decline in net income attributable to KKR & Co. L.P. of $32.0 million, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of September 30, 2017, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that investment income would have been approximately $34 million lower, resulting in a lower amount of net income attributable to KKR & Co. L.P. of approximately 58.2% of the overall decrease in investment income, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P.

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

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR’s investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR’s valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted to their respective valuation sub-committees. As of September 30, 2017, less than 6% of the total value of our Level III credit investments are not valued with the engagement of an independent valuation firm.

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

As of September 30, 2017, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

As of September 30, 2017, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of September 30, 2017, investments which represented greater than 5% of total reportable segments investments consisted of First Data Corporation and USI, Inc. (financial services sector) valued at $1,279.1 million and $503.7 million, respectively. Our investment income can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of First Data Corporation. For the quarter ended September 30, 2017, the reduction in the stock price of First Data Corporation reduced economic net income on a segment basis by approximately $27 million. For the nine months ended September 30, 2017, the increase in the stock price of First Data Corporation increased economic net income on a segment basis by approximately $355 million. See "--Business Environment" for a discussion on the impact of global equity markets on our financial condition and "--Segment Balance Sheet" for additional information regarding our largest holdings on a segment basis in our Annual Report on Form 10-K.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risks during the three and nine months ended September 30, 2017. For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 24, 2017.

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

As of the period ended September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the period ended September 30, 2017, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three or nine months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common Unit Repurchases in the Third Quarter of 2017

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

The table below sets forth the information with respect to purchases made by or on behalf of KKR & Co. L.P. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common units during the third quarter of 2017.

Issuer Purchases of Common Units
(amounts in thousands, except unit and per unit amounts)

	Total Number of Units Purchased	Average Price Paid Per Units	Cumulative Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2017 to July 31, 2017)	—	$—	31,674,162	$291,225
Month #2 (August 1, 2017 to August 31, 2017)	—	$—	31,674,162	$291,225
Month #3 (September 1, 2017 to September 30, 2017)	—	$—	31,674,162	$291,225
Total through September 30, 2017	—
Purchases subsequent to September 30, 2017:
(October 1, 2017 to October 26, 2017)	—	$—	31,674,162	$291,225
Total through October 26, 2017	—

In addition to the purchases of common units above, (1) cash may be used to pay the amount of withholding taxes, social benefit payments or similar payments payable by KKR in respect of awards granted pursuant to the Equity Incentive Plan and (2) cash may be delivered in respect of certain awards granted pursuant to the Equity Incentive Plan and Other Exchangeable Securities. During 2017, KKR canceled equity awards representing 3.1 million common units to satisfy tax and cash-settlement obligations of $58.0 million in connection with their vesting, bringing cumulative cancellations of equity awards representing 8.2 million common units to satisfy tax and cash-settlement obligations of approximately $136.9 million since October 27, 2015.

During the third quarter of 2017, 3,163,286 KKR Group Partnership Units were exchanged by (i) KKR Holdings and (ii) holders of other exchangeable securities issued in connection with the acquisition of Avoca for an equal number of our common units. This resulted in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings and the other exchangeable security holders. In October 2017, an additional 1,688,292 common units were issued to one or more holders of other exchangeable securities in connection with the acquisition of Avoca.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 2, 2017, the conflicts committee of the board of directors of our Managing Partner consented to the allocation by KKR Holdings of 2,500,000 KKR Holdings units to each of our Co-Chief Executive Officers, Henry Kravis and George Roberts. The KKR Holdings units will vest in five equal annual installments, beginning on October 1, 2018, in each case, subject to continued service through each vesting date (including full continued vesting upon death or disability and an additional two years of vesting following retirement). KKR Holdings units are exchangeable for our common units on a one-for-one basis, subject to vesting and minimum retained ownership requirements.

The KKR Holdings units allocated to our Co-Chief Executive Officers are outstanding but previously unallocated units, and consequently these allocations will not increase the number of KKR Holdings units outstanding that can be converted into our common units or outstanding KKR common units on a fully-diluted basis. If and when vested, these KKR Holdings units would not dilute our ownership interests in the KKR Group Partnerships.

ITEM 6. EXHIBITS.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and September 30, 2016; (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2017 and September 30, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

KKR & CO. L.P.

By: KKR Management LLC
Its General Partner

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer of KKR Management LLC and authorized signatory)

DATE:	November 3, 2017