Form 10-K
period 2017-12-31
KKR & Co. L.P.
filed 2018-02-23
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2017

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from           to           .
Commission File Number 001-34820

KKR & CO. L.P.
(Exact name of Registrant as specified in its charter)

Delaware	26-0426107
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
9 West 57th Street, Suite 4200
New York, New York 10019
Telephone: (212) 750-8300
(Address, zip code, and telephone number, including
area code, of registrant's principal executive office.)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units representing limited partner interests	New York Stock Exchange
6.75% Series A Preferred Units	New York Stock Exchange
6.50% Series B Preferred Units	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common units of the registrant held by non-affiliates as of June 30, 2017, was approximately $8.6 billion. As of February 21, 2018, there were 486,800,395 Common Units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

KKR & CO. L.P.

FORM 10-K

For the Year Ended December 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of distributions on common or preferred units of KKR, the timing, manner and volume of repurchases of common units pursuant to a repurchase program, and the expected synergies from acquisitions, reorganizations, or strategic partnerships, may constitute forward-looking statements. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the benefits and anticipated synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Risk Factors" in this report. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

In this report, references to "KKR," "we," "us," "our" and "our partnership" refer to KKR & Co. L.P. and its consolidated subsidiaries, except where the context requires otherwise. Prior to KKR & Co. L.P. becoming listed on the New York Stock Exchange ("NYSE") on July 15, 2010, KKR Group Holdings L.P. ("Group Holdings") consolidated the financial results of KKR Management Holdings L.P. and KKR Fund Holdings L.P. (together, the "KKR Group Partnerships") and their consolidated subsidiaries. On August 5, 2014, KKR International Holdings L.P. became a KKR Group Partnership. Each KKR Group Partnership has an identical number of partner interests and, when held together, one Class A partner interest in each of the KKR Group Partnerships together represents one "KKR Group Partnership Unit." In connection with KKR's issuance of 6.75% Series A Preferred Units ("Series A Preferred Units") and 6.50% Series B Preferred Units ("Series B Preferred Units"), the KKR Group Partnerships issued preferred units with economic terms designed to mirror those of the Series A Preferred Units and Series B Preferred Units, respectively.

References to our "Managing Partner" are to KKR Management LLC, which acts as our general partner and unless otherwise indicated, references to equity interests in KKR's business, or to percentage interests in KKR's business, reflect the aggregate equity interests in the KKR Group Partnerships and are net of amounts that have been allocated to our principals and other employees and non-employee operating consultants in respect of the carried interest from KKR's business as part of our "carry pool" and certain minority interests. References to "principals" are to our senior employees and non-employee operating consultants who hold interests in KKR's business through KKR Holdings L.P. ("KKR Holdings") and references to our "senior principals" are to our senior employees who hold interests in our Managing Partner entitling them to vote for the election of its directors.

References to "non-employee operating consultants" include employees of KKR Capstone, who are not employees of KKR. KKR Capstone refers to a group of entities that are owned and controlled by their senior management. KKR Capstone is not a subsidiary or affiliate of KKR. KKR Capstone operates under several consulting agreements with KKR and uses the "KKR" name under license from KKR.

Prior to October 1, 2009, KKR's business was conducted through multiple entities for which there was no single holding entity, but were under common control of senior KKR principals, and in which senior principals and KKR's other principals and individuals held ownership interests (collectively, the "Predecessor Owners"). On October 1, 2009, we completed the acquisition of all of the assets and liabilities of KKR & Co. (Guernsey) L.P. (f/k/a KKR Private Equity Investors, L.P) ("KPE") and, in connection with such acquisition, completed a series of transactions pursuant to which the business of KKR was reorganized into a holding company structure. The reorganization involved a contribution of certain equity interests in KKR's business that were held by the Predecessor Owners to the KKR Group Partnerships in exchange for equity interests in the KKR Group Partnerships held through KKR Holdings. We refer to the acquisition of the assets and liabilities of KPE and to our subsequent reorganization into a holding company structure as the "KPE Transaction."

In this report, the term "GAAP" refers to accounting principles generally accepted in the United States of America.

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP, if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within Note 14 "Segment Reporting" to our consolidated financial statements and under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating and Performance Measures" and "—Segment Balance Sheet."

This report uses the terms assets under management ("AUM"), fee paying assets under management ("FPAUM"), economic net income ("ENI"), fee related earnings ("FRE"), distributable earnings, capital invested, syndicated capital and book value. You should note that our calculations of these financial measures and other financial measures may differ from the calculations of other investment managers and, as a result, our financial measures may not be comparable to similar measures presented by other investment managers. These and other financial measures are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating and Performance Measures" and "—Segment Balance Sheet."

References to our "funds" or our "vehicles" refer to investment funds, vehicles and accounts advised, sponsored or managed by one or more subsidiaries of KKR, including collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS") vehicles, unless the context requires otherwise. They do not include investment funds, vehicles or accounts of any hedge fund manager with which we have formed a strategic partnership where we have acquired a non-controlling interest.

Unless otherwise indicated, references in this report to our fully exchanged and diluted common units outstanding, or to our common units outstanding on a fully exchanged and diluted basis, reflect (i) actual common units outstanding, (ii) common units into which KKR Group Partnership Units not held by us are exchangeable pursuant to the terms of the exchange agreement described in this report, (iii) common units issuable in respect of exchangeable equity securities issued in connection with the acquisition of Avoca Capital ("Avoca"), and (iv) common units issuable pursuant to any equity awards actually granted from the KKR & Co. L.P. 2010 Equity Incentive Plan (our "Equity Incentive Plan"). Our fully exchanged and diluted common units outstanding do not include (i) common units available for issuance pursuant to our Equity Incentive Plan for which equity awards have not yet been granted and (ii) common units that we have the option to issue in connection with our acquisition of additional interests in Marshall Wace LLP (together with its affiliates, "Marshall Wace").

PART I

ITEM 1. BUSINESS

Overview

We are a leading global investment firm that manages multiple alternative asset classes including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. We aim to generate attractive investment returns for our fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with our portfolio companies. We invest our own capital alongside the capital we manage for fund investors and provide financing solutions and investment opportunities through our capital markets business.
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 320 private equity investments in portfolio companies with a total transaction value in excess of $560 billion as of December 31, 2017. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, hedge funds, capital markets, infrastructure, energy, real estate, growth equity and core investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. These efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
As a global investment firm, we earn management, monitoring, transaction and incentive fees and carried interest for providing investment management, monitoring and other services to our funds, vehicles, CLOs, managed accounts and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income from investing our own capital alongside that of our fund investors, from other assets on our balance sheet and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested.
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants, senior advisors and other advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of December 31, 2017, approximately 77% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.
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
Though our operations span multiple continents and asset classes, our investment professionals are supported by an integrated infrastructure and operate under a common set of principles and business practices that are monitored by a variety of committees. The firm operates with a single culture that rewards investment discipline, creativity, determination and patience and emphasizes the sharing of information, resources, expertise and best practices across offices and asset classes. When appropriate, we staff transactions across multiple offices and businesses in order to take advantage of the industry-specific expertise of our investment professionals, and we hold regular meetings in which investment professionals throughout our offices share their knowledge and experiences. We believe that the ability to draw on the local cultural fluency of our investment professionals while maintaining a centralized and integrated global infrastructure distinguishes us from other investment firms and has been a substantial contributing factor to our ability to raise funds, invest internationally and expand our businesses.
Since our inception, one of our fundamental philosophies has been to align the interests of the firm and our principals with the interests of our fund investors, portfolio companies and other stakeholders. We achieve this by putting our own capital behind our ideas. As of December 31, 2017, we and our employees and other personnel have approximately $16.9 billion invested in or committed to our own funds and portfolio companies, including $8.4 billion funded from our balance sheet, $5.7 billion of additional commitments from our balance sheet to investment funds, $1.8 billion funded from personal investments and $1.0 billion of additional commitments from personal investments.
Our Business

Our Segments

We operate our business in four segments: (1) Private Markets, (2) Public Markets, (3) Capital Markets and (4) Principal Activities. Information about our segments below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere in this report.

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity and core equity investments. We also manage and sponsor investment funds that invest capital in real assets, such as infrastructure, energy and real estate. Our Private Markets segment includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of December 31, 2017, the segment had $97.5 billion of AUM and FPAUM of $61.7 billion, consisting of $46.0 billion in private equity (including growth equity) and $15.7 billion in real assets (including infrastructure, energy and real estate), core investments and other related strategies.

Private Markets
Assets Under Management (1)
($ in billions)

(1)
For the years 2006 through 2008, AUM are presented pro forma for the KPE Transaction, and therefore, exclude the net asset value of KPE and its former commitments to our investment funds. In 2015, our definition of AUM was amended to include capital commitments for which we are eligible to receive fees or carried interest upon deployment of capital and our pro rata portion of the AUM managed by strategic partnerships in which we hold a minority ownership interest. AUM for all prior periods has been adjusted to include such changes.

The table below presents information as of December 31, 2017 relating to our current private equity, growth equity and real asset funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after December 31, 2017.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Markets

Private Equity and Growth Equity
Asian Fund III (4)	4/2017	4/2023	$9,000.0	$9,000.0	5.6%	$—	$—	$—	$—
Americas Fund XII (4)	1/2017	1/2023	13,500.0	13,295.3	6.0%	204.7	—	204.7	224.8
Health Care Strategic Growth Fund (4)	12/2016	12/2021	1,331.0	1,331.0	11.3%	—	—	—	—
Next Generation Technology Growth Fund (4)	3/2016	3/2021	658.9	414.4	22.5%	244.5	—	244.5	350.9
European Fund IV (4)	12/2014	12/2020	3,539.2	1,330.7	5.6%	2,276.2	63.1	2,221.5	3,148.8
Asian Fund II (4)	4/2013	4/2017	5,825.0	889.5	1.3%	5,936.7	1,891.3	4,666.2	7,015.0
North America Fund XI (4)	9/2012	1/2017	8,718.4	874.2	2.9%	9,274.4	5,144.9	6,487.1	12,586.6
China Growth Fund	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	588.1	642.1	798.6
European Fund III	3/2008	3/2014	6,167.6	840.2	4.6%	5,327.3	8,117.8	1,411.9	2,368.9
Asian Fund	7/2007	4/2013	3,983.3	—	2.5%	3,945.9	7,868.1	630.6	782.0
2006 Fund	9/2006	9/2012	17,642.2	337.7	2.1%	17,304.5	27,121.9	4,676.5	6,331.5
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,467.3	—	60.2
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	13,305.4	444.9	765.9
Private Equity and Growth Equity			83,126.4	28,313.0		57,275.0	72,567.9	21,630.0	34,433.2

Co-Investment Vehicles and Other (4)	Various	Various	6,072.8	1,624.3	Various	4,599.3	2,829.6	3,215.1	4,596.9

Total Private Equity and Growth Equity			89,199.2	29,937.3		61,874.3	75,397.5	24,845.1	39,030.1

Real Assets
Energy Income and Growth Fund (4)	9/2013	9/2018	1,974.2	584.2	12.9%	1,422.4	300.9	1,144.4	1,222.6
Natural Resources Fund	Various	Various	887.4	2.8	Various	884.6	113.4	794.9	150.5
Global Energy Opportunities (4)	Various	Various	979.2	586.3	Various	434.1	60.9	317.1	333.4
Global Infrastructure Investors (4)	9/2011	10/2014	1,040.2	42.4	4.8%	1,029.3	858.3	621.7	830.0
Global Infrastructure Investors II (4)	10/2014	10/2020	3,044.3	736.6	4.1%	2,513.1	211.4	2,301.2	2,694.1
Real Estate Partners Americas (4)	5/2013	5/2017	1,229.1	357.7	16.3%	999.2	835.0	543.0	587.1
Real Estate Partners Americas II (4)	5/2017	12/2020	1,921.2	1,921.2	7.8%	—	—	—	—
Real Estate Partners Europe (4)	9/2015	6/2020	720.1	528.2	9.2%	202.2	15.1	190.4	237.5
Real Estate Credit Opportunity Partners (4)	2/2017	2/2019	1,130.0	734.5	4.4%	395.5	5.4	395.5	400.2
Co-Investment Vehicles and Other	Various	Various	1,404.9	11.8	Various	1,393.1	528.5	1,389.8	1,781.6

Real Assets			$14,330.6	$5,505.7		$9,273.5	$2,928.9	$7,698.0	$8,237.0

Other
Core Investment Vehicles	Various	Various	9,500.0	8,500.0	36.8%	1,000.0	—	1,000.0	1,000.0
Unallocated Commitments (5)			3,462.1	3,462.1	Various	—	—	—	—

Private Markets Total			$116,491.9	$47,405.1		$72,147.8	$78,326.4	$33,543.1	$48,267.1

(1)
The start date represents the date on which the general partner of the applicable fund commenced investment of the fund's capital or the date of the first closing. The end date represents the earlier of (i) the date on which the general partner of the applicable fund was or will be required by the fund's governing agreement to cease making investments on behalf of the fund, unless extended by a vote of the fund investors and (ii) the date on which the last investment was made.

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on December 31, 2017, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, with the limited partners' investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

(4)	The "Invested" and "Realized" columns include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.

(5)	"Unallocated Commitments" represent unallocated commitments from our strategic investor partnerships.

Performance

We take a long-term approach to Private Markets investing and measure the success of our investments over a period of years rather than months. Given the duration of these investments, the firm focuses on realized multiples of invested capital and internal rates of return ("IRRs") when deploying capital in these transactions. We have more than doubled the value of capital that we have invested in our Private Markets investment funds, turning $85.5 billion of capital into $175.7 billion of value from our inception in 1976 to December 31, 2017. Over this same period, the value of capital that we have invested in our Private Markets investment funds and that has been realized and partially realized has grown from $67.4 billion to $157.2 billion.

Amount Invested and Total Value for
Private Markets Investment Funds
As of December 31, 2017

From our inception in 1976 through December 31, 2017, our investment funds with at least 24 months of investment activity generated a cumulative gross IRR of 25.6%, compared to the 11.9% and 9.1% gross IRR achieved by the S&P 500 Index and MSCI World Index, respectively, over the same period, despite the cyclical and sometimes challenging environments in which we have operated. The S&P 500 Index and MSCI World Index are unmanaged indices and such returns assume reinvestment of distributions and do not reflect any fees or expenses. Our past performance, however, may not be representative of performance in any period other than the period discussed above and is not a guarantee of future results. For example, as of March 31, 2009, the date of the lowest aggregate valuation of our private equity funds during the 2008 and 2009 market downturn, the investments in certain of our private equity funds at the time were marked down to 67% of original cost. For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition" and "Risk Factors—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or our balance sheet investments, of our future results or the performance of our common units."
The tables below present information as of December 31, 2017 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments that have been disposed of or have otherwise generated disposition proceeds or current income including dividends that have been distributed by the relevant fund. This data does not reflect additional capital raised since December 31, 2017 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is no guarantee of future results.

	Amount			Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested		Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4		$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8		1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6		1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0		5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8		9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6		14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7		4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6		12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5		50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4		8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0		13,305.4	765.9	14,071.3	22.0%	16.1%	2.3
European Fund II (2005) (2)	5,750.8	5,750.8		8,467.3	60.2	8,527.5	6.1%	4.4%	1.5
2006 Fund (2006)	17,642.2	17,304.5		27,121.9	6,331.5	33,453.4	11.4%	8.8%	1.9
Asian Fund (2007)	3,983.3	3,945.9		7,868.1	782.0	8,650.1	19.0%	13.8%	2.2
European Fund III (2008) (2)	6,167.6	5,327.3		8,117.8	2,368.9	10,486.7	16.8%	11.6%	2.0
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8		195.7	1.6	197.3	0.2%	(0.5)%	1.0
China Growth Fund (2010)	1,010.0	1,010.0		588.1	798.6	1,386.7	11.5%	6.0%	1.4
Natural Resources Fund (2010)	887.4	884.6		113.4	150.5	263.9	(29.8)%	(32.3)%	0.3
Global Infrastructure Investors (2011) (2)	1,040.2	1,029.3		858.3	830.0	1,688.3	14.9%	12.9%	1.6
North America Fund XI (2012)	8,718.4	9,274.4		5,144.9	12,586.6	17,731.5	29.4%	23.5%	1.9
Asian Fund II (2013)	5,825.0	5,936.7		1,891.3	7,015.0	8,906.3	24.5%	17.8%	1.5
Real Estate Partners Americas (2013)	1,229.1	999.2		835.0	587.1	1,422.1	20.3%	15.0%	1.4
Energy Income and Growth Fund (2013)	1,974.2	1,422.4		300.9	1,222.6	1,523.5	3.4%	0.9%	1.1
Global Infrastructure Investors II (2014) (2)	3,044.3	2,513.1		211.4	2,694.1	2,905.5	17.5%	14.1%	1.2
European Fund IV (2015) (2)	3,539.2	2,276.2		63.1	3,148.8	3,211.9	32.0%	24.0%	1.4
Real Estate Partners Europe (2015) (2) (3)	720.1	202.2		15.1	237.5	252.6	—	—	—
Next Generation Technology Growth Fund (2016) (3)	658.9	244.5		—	350.9	350.9	—	—	—
Health Care Strategic Growth Fund (2016) (3)	1,331.0	—		—	—	—	—	—	—
Americas Fund XII (2017) (3)	13,500.0	204.7		—	224.8	224.8	—	—	—
Real Estate Credit Opportunity Partners (2017) (3)	1,130.0	395.5	—	5.4	400.2	405.6	—	—	—
Asian Fund III (2017) (3)	9,000.0	—		—	—	—	—	—	—
Real Estate Partners Americas II (2017) (3)	1,921.2	—	—	—	—	—	—	—	—
Core Investment Vehicles (2017) (3)	9,500.0	1,000.0		—	1,000.0	1,000.0	—	—	—
Subtotal - Included Funds	107,854.1	69,002.5		83,860.8	41,556.8	125,417.6	15.8%	11.7%	1.8

All Funds	$124,328.6	$85,477.0		$134,130.1	$41,556.8	$175,686.9	25.6%	18.8%	2.1

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross Multiple of Invested Capital (5)
($ in millions)
Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	2.8
Millennium Fund (2002)	6,000.0	5,599.4	13,305.4	765.9	14,071.3	2.5
European Fund II (2005) (2)	5,750.8	5,245.4	8,467.3	60.2	8,527.5	1.6
2006 Fund (2006)	17,642.2	15,439.7	27,121.9	4,442.6	31,564.5	2.0
Asian Fund (2007)	3,983.3	3,418.8	7,868.1	563.1	8,431.2	2.5
European Fund III (2008) (2)	6,167.6	3,939.4	8,117.8	918.6	9,036.4	2.3
E2 Investors (Annex Fund) (2009) (2)	195.8	94.8	195.7	—	195.7	2.1
China Growth Fund (2010)	1,010.0	510.9	588.1	285.0	873.1	1.7
Natural Resources Fund (2010)	887.4	886.9	113.4	150.5	263.9	0.3
Global Infrastructure Investors (2011) (2)	1,040.2	1,025.7	858.3	832.8	1,691.1	1.6
North America Fund XI (2012)	8,718.4	5,760.0	5,144.9	8,810.2	13,955.1	2.4
Asian Fund II (2013)	5,825.0	2,738.7	1,891.3	3,710.1	5,601.4	2.0
Real Estate Partners Americas (2013)	1,229.1	867.2	835.0	471.8	1,306.8	1.5
Energy Income and Growth Fund (2013)	1,974.2	1,422.4	300.9	1,222.6	1,523.5	1.1
Global Infrastructure Investors II (2014) (2)	3,044.3	895.2	211.4	936.4	1,147.8	1.3
European Fund IV (2015) (2)	3,539.2	—	—	—	—	—
Real Estate Partners Europe (2015) (2) (3) (4)	720.1	—	—	—	—	—
Next Generation Technology Growth Fund (2016) (3) (4)	658.9	—	—	—	—	—
Health Care Strategic Growth Fund (2016) (3) (4)	1,331.0	—	—	—	—	—
Americas Fund XII (2017) (3) (4)	13,500.0	—	—	—	—	—
Real Estate Credit Opportunity Partners (2017) (3) (4)	1,130.0	—	—	—	—	—
Asian Fund III (2017) (3) (4)	9,000.0	—	—	—	—	—
Real Estate Partners Americas II (2017) (3) (4)	1,921.2	—	—	—	—	—
Core Investment Vehicles (2017) (3) (4)	9,500.0	—	—	—	—	—
Subtotal - Included Funds	107,854.1	50,929.9	83,777.2	23,169.8	106,947.0	2.1

All Realized/Partially Realized Investments	$124,328.6	$67,404.4	$134,046.5	$23,169.8	$157,216.3	2.3

(1)	These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, European Fund II, European Fund III, E2 Investors (Annex Fund), European Fund IV, Global Infrastructure Investors, Global Infrastructure Investors II and Real Estate Partners Europe include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million, €55.5 million, €1,626.1 million, €30.0 million, €243.8 million and €276.6 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on December 31, 2017 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to December 31, 2017. None of the Real Estate Partners Europe, Next Generation Technology Growth Fund, Health Care Strategic Growth Fund, Americas Fund XII, Real Estate Credit Opportunity Partners, Asian Fund III, Real Estate Partners Americas II or our Core Investment Vehicles has invested for at least 24 months as of December 31, 2017. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.

(4)
An investment is considered fully or partially realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have either made their first investment more recently than 24 months prior to December 31, 2017 or have otherwise not had any realizations.

(5)
IRRs measure the aggregate annual compounded returns generated by a fund's investments over a holding period. Net IRRs are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees and organizational expenses. Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees and organizational expenses.

         The gross multiples of invested capital measure the aggregate value generated by a fund's investments in absolute terms. Each multiple of invested capital is calculated by adding together the total realized and unrealized values of a fund's investments and dividing by the total amount of capital invested by the fund. Such amounts do not give effect to the allocation of realized and unrealized carried interest or the payment of any applicable management fees or organizational expenses.

KKR's Private Markets funds may utilize third-party financing facilities to provide liquidity to such funds. The above net and gross IRRs are calculated from the time capital contributions are due from fund investors to the time fund investors receive a related distribution from the fund, and the use of such financing facilities generally decreases the amount of invested capital that would otherwise be used to calculate IRRs, which tends to increase IRRs when fair value grows over time and decrease IRRs when fair value decreases over time. KKR's Private Markets funds also generally provide in certain circumstances, which vary depending on the relevant fund documents, for a portion of capital returned to investors to be restored to unused commitments as recycled capital. For KKR's Private Markets funds that have a preferred return, we take into account recycled capital in the calculation of IRRs and multiples of invested capital because the calculation of the preferred return includes the effect of recycled capital. For KKR's Private Markets funds that do not have a preferred return, we do not take recycled capital into account in the calculation of IRRs and multiples of invested capital. The inclusion of recycled capital generally causes invested and realized amounts to be higher and IRRs and multiples of invested capital to be lower than had recycled capital not been included.  The inclusion of recycled capital would reduce the composite net IRR of all Included Funds by 0.1% and the composite net IRR of all Legacy Funds by 0.5%, and would reduce the composite multiple of invested capital of Included Funds by less than 0.1 and the composite multiple of invested capital of Legacy Funds by 0.4.

For more information, see "Risk Factors—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or our balance sheet investments, of our future results or the performance of our common units."
Private Equity
We are a world leader in private equity, having raised 23 funds (including growth equity) with approximately $102.9 billion of capital commitments through December 31, 2017. We invest in industry-leading franchises and attract world-class management teams. Our investment approach leverages our capital base, sourcing advantage, global network and industry knowledge. It also leverages a sizable team of operating consultants, who work exclusively with our investment professionals and portfolio company management teams and otherwise at our direction, as well as senior advisors and other advisors, many of whom are former chief executive officers and leaders of the business community.
Our traditional private equity investment strategy typically seeks to engage primarily in management buyouts, build-ups, or other investments with a view to acquire a controlling or significant influence. Building upon our four decades of private equity investing experience, we have sourced a number of smaller growth equity investment opportunities, and we expanded our business by launching dedicated growth equity funds. Our first dedicated growth equity fund, launched in 2016, pursues growth equity investment opportunities in the technology, media and telecommunications ("TMT") sector, primarily in the United States, Canada, Europe and Israel. In 2016, we also launched our second dedicated growth equity fund to pursue growth equity investment opportunities in the health care sector, primarily in the United States. As of December 31, 2017, we have received $2.0 billion of capital commitments to our TMT and health care growth equity strategies.
In 2017, we further expanded on our private equity business by making our first core equity investment. Through our core investments strategy, we target investments that have a longer holding period and a lower risk profile, which may not be suitable for our traditional private equity funds. See "—Core Investment Strategy."
Portfolio
The following chart presents information concerning the amount of capital invested by traditional private equity funds and growth equity funds by geography through December 31, 2017. We believe that this data illustrates the benefits of our business approach and our ability to source and invest in deals in multiple geographies.

As of December 31, 2017, our traditional private equity portfolio consisted of 119 companies with approximately $167 billion of annual revenues. These companies are headquartered in 21 countries and operate in 19 general industries, which take advantage of our broad and deep industry and operating expertise. Many of these companies are leading franchises with global operations, strong management teams and attractive growth prospects, which we believe will provide benefits through a broad range of business conditions.
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
We believe that we have achieved a leading position in the private equity industry by applying a disciplined investment approach and by building strong partnerships with highly motivated management teams who put their own capital at risk. When making private equity investments, we seek out strong business franchises, attractive growth prospects, leading market positions and the ability to generate attractive returns. In our private equity funds, we do not effect transactions that are "hostile," meaning a target company's board of directors makes an unfavorable recommendation with respect to the transaction or publicly opposes the consummation of the transaction.
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
To enhance our ability to identify and consummate private equity investments, we have organized our investment professionals in industry-specific teams. Our industry teams work closely with our operating consultants and other advisors to identify businesses that can be grown and improved. These teams conduct their own primary research, develop a list of industry themes and trends, identify companies and assets in need of operational improvement, and seek out businesses and assets that they believe will benefit from our involvement. They possess a detailed understanding of the economic drivers, opportunities for value creation and strategies that can be designed and implemented to improve companies across the industries in which we invest.
Due Diligence and the Investment Decision
When an investment team determines that an investment proposal is worth consideration, the proposal is formally presented to the applicable regional investment committee and the due diligence process commences if appropriate. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and to prepare a framework that may be used from the date of an acquisition to drive operational improvement and value creation. When conducting due diligence, investment teams evaluate a number of important business, financial, tax, accounting, environmental, social, governance, legal and regulatory issues in order to determine whether an investment is suitable. While the due diligence process differs depending on the type of investment we make, generally, in connection with the private equity due diligence process, investment professionals spend significant amounts of time meeting with a company's management and operating personnel, visiting plants and facilities, and where appropriate, speaking with other stakeholders interested in and impacted by the investment in order to understand the opportunities and risks associated with the proposed investment. Our investment professionals may also use the services of outside accountants, consultants, lawyers, investment banks and industry experts as appropriate to assist them in this process. Investment committees monitor all due diligence practices, and the applicable investment committee must approve an investment before it may be made.
Building Successful and Competitive Businesses
Portfolio management committees are responsible for working with our investment professionals from the date on which a private equity investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored. When investing in a private equity portfolio company, we partner with management teams to execute on our investment thesis, and we rigorously track performance through regular monitoring of detailed operational and financial metrics as well as appropriate environmental, social and governance issues. We have developed a global network of experienced managers and operating executives who assist the private equity portfolio companies in making operational improvements and achieving growth. We augment these resources with operational guidance from operating consultants at KKR Capstone, senior advisors, other advisors and investment teams, and with "100-Day Plans" that focus the firm's efforts and drive our strategies. We seek to emphasize efficient capital management, top-line growth, R&D spending, geographical expansion, cost optimization and investment for the long-term.
Realizing Investments
We have developed substantial expertise for realizing private equity investments. From our inception through December 31, 2017, the firm has generated approximately $134.1 billion of cash proceeds from the sale of our private equity portfolio companies in initial public offerings and secondary offerings, dividends, and sales to strategic buyers. When exiting private equity investments, our objective is to structure the exit in a manner that optimizes returns for fund investors and, in the case of publicly traded companies, minimizes the impact that the exit has on the trading price of the company's securities. We believe that our ability to successfully realize investments is attributable in part to the strength and discipline of our portfolio management committees and capital markets business, as well as the firm's longstanding relationships with corporate buyers and members of the investment banking and investing communities.
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
Each private equity fund's general partner is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund's investments. Our newer private equity funds, the North America Fund XI, Asian Fund II, European Fund IV, Americas Fund XII and Asian Fund III have a performance hurdle which requires that we return 7%, compounded annually, to limited partners in the fund prior to receiving our 20% share of net profits realized by limited partners. Such performance hurdles are subject to a catch-up allocation to the general partner after the hurdle has been reached. Our earlier private equity funds do not include a performance hurdle. The timing of receipt of carried interest in respect of investments of our private equity funds is dictated by the terms of the partnership agreements that govern such funds, and is distributed to the general partner of a private equity fund only after all of the following are met: (i) a realization event has occurred (e.g. sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Liquidity" for a discussion of netting holes. Net realized profit or loss is not netted between or among funds except for the Annex Fund. In addition, the agreements governing our private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to fund investors at the end of the life of the fund. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Clawback Provision" and "Risk Factors—The 'clawback' provision in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors."
We enter into management agreements with our private equity funds pursuant to which we receive management fees in exchange for providing the funds with management and other services. Gross management fees for our private equity funds generally range from 1% to 2% of committed capital during the fund's investment period and are generally 0.75% to 1.25% of invested capital after the expiration of the fund's investment period with subsequent reductions over time, which causes the fees to be reduced as investments are liquidated. In addition, in connection with the expiration of the investment period, a private equity fund may establish a reserve on its fund investors' capital commitments on which no fee is paid unless such capital is invested. These management fees are paid by private equity fund investors, who generally contribute capital to the fund in order to allow the fund to pay the fees to us. Our private equity funds generally require that management fees be returned to fund investors before a carried interest may be paid.
We also enter into monitoring agreements with our portfolio companies pursuant to which we receive periodic monitoring fees in exchange for providing them with management, consulting and other services, and we typically receive transaction fees for providing portfolio companies with financial, advisory and other services in connection with specific transactions. Monitoring agreements may provide for a termination payment following an initial public offering or change of control, if certain criteria are satisfied. In some cases, we may be entitled to other fees that are paid by an investment target upon closing a transaction or when a potential investment is not consummated. Our newer private equity fund agreements typically require us to share 100% of any monitoring, transaction and other fees that are allocable to a fund (after reduction for expenses incurred allocable to a fund from unconsummated transactions) with fund investors.
In addition, the agreements governing our private equity funds enable investors in those funds to reduce their capital commitments available for further investments, on an investor-by-investor basis, in the event certain "key persons" (for example, both of Messrs. Kravis and Roberts, and, in the case of certain geographically or product focused funds, one or more of the investment professionals focused on such funds) cease to be actively involved in the management of the fund. While these provisions do not allow investors in our funds to withdraw capital that has been invested or cause a fund to terminate, the occurrence of a "key person" event could cause disruption in our business, reduce the amount of capital that we have available for future investments, and make it more challenging to raise additional capital in the future.
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

Real Assets
Energy
Our energy business aims to deliver current returns to fund investors through distributions generated by producing and selling oil and natural gas reserves and capital appreciation. The goal is to provide investors with exposure to commodity prices and optionality associated with future drilling and production. Our energy platform targets real asset investment opportunities across the upstream and midstream segments of the oil and gas industry. We have acquired and operated oil and natural gas properties in mature basins located primarily in the United States. In acquiring these properties, which are typically considered to be non-core by their sellers, we seek to generate value through optimizing production, reducing operating costs, and optimizing commercial and marketing arrangements. In addition, we have completed investments in oil and gas drilling development transactions with operating companies and have also acquired mineral and royalty interests. We work closely with external teams of technical and operational experts to assist in the selection, evaluation and operation of investments. We invest in these energy strategies primarily through the KKR Energy Income and Growth Fund. As of December 31, 2017, we have received $2.9 billion of capital commitments to our energy funds and $1.0 billion of capital commitments to this strategy through separately managed accounts.
Infrastructure
Our infrastructure platform seeks to achieve returns including current income through the acquisition and operational improvement of assets important to the functioning of the economy. We believe that the global infrastructure market provides an opportunity for the firm's private investment, operational improvement capabilities and stakeholder engagement. Through this platform we have made investments in parking, alternative energy, district heating and contracted electricity generation, water and wastewater, locomotive transportation, midstream and telecommunications infrastructure. As of December 31, 2017, we had received $4.1 billion of capital commitments to our infrastructure funds and $1.1 billion of capital commitments to this strategy through separately managed accounts and co-investment vehicles.
Real Estate
Our real estate platform targets real estate equity opportunities primarily in the United States and Western Europe, although we have made investments in other areas of the world as well, including Australia and South Korea. Our equity investments include direct investments in real property, debt, special situations transactions and businesses with significant real estate holdings that can benefit from KKR's operational expertise. We seek to partner with real estate owners, lenders, operators, and developers to provide flexible capital to respond to transaction specific needs, including the outright purchase or financing of existing assets or companies and the funding of future development or acquisition opportunities. Through this strategy, we have made real estate equity investments in residential and commercial assets. We have also established investment platforms with strategic partners to invest in commercial real estate in Germany and the United States. As of December 31, 2017, we have received $3.9 billion of capital commitments through our real estate equity investment funds.
Our real estate credit platform provides capital solutions for complex real estate transactions with a focus on commercial mortgage-backed securities, whole loans and subordinated debt. As of December 31, 2017, we managed approximately $2.2 billion of assets in our real estate credit strategy, which include KKR Real Estate Finance Trust Inc. ("KREF"), a NYSE-listed real estate investment trust ("REIT"), and $1.1 billion of capital commitments through our real estate credit fund.

Real Asset Investment Process
Our energy, infrastructure and real estate funds have a similar investment process as that described under "—Private Equity." Investment teams for a particular real asset strategy formally present investments to the applicable strategy oriented investment committee, which monitors all due diligence practices and must approve an investment before it may be made. Most of our real asset strategies also have a portfolio management committee that works with our investment professionals from the date on which an investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored. In addition to leveraging the resources of the firm, our energy, infrastructure and real estate investment teams typically partner with technical experts and operators to manage our real asset investments.

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
Core Investment Strategy
Our core investment strategy targets investments with a longer holding period and a lower risk profile than our traditional private equity or, in certain cases, our real asset investments. The holding periods in core investments are generally longer than 15 years. In 2017, we established core investment vehicles with $6.0 billion of capital commitments from fund investors and a $3.5 billion capital commitment from KKR's balance sheet, through which we aim to make core investments in private equity and real asset opportunities globally.

Public Markets

We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business invests capital in (i) leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations and private credit strategies such as direct lending and private opportunistic credit (or mezzanine) investment strategies. The funds, CLOs, separately managed accounts, investment companies registered under the Investment Company Act of 1940 (the "Investment Company Act"), including business development companies ("BDCs"), and alternative investments funds ("AIFs") in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, regulated by the Central Bank of Ireland, and KKR Credit Advisors (EMEA) LLP, regulated by the United Kingdom Financial Conduct Authority (the "FCA"). Our Public Markets segment also includes our hedge funds business, which consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "strategic manager partnerships"). Our strategic manager partnerships offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds, credit hedge funds and funds focused on investing in natural catastrophe and weather risks.
We intend to continue to grow the Public Markets business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

On December 11, 2017, we entered into an agreement with FS Investment Corporation ("FS Investments") to form a strategic BDC partnership to provide investment advisory services to Corporate Capital Trust ("CCT") and Corporate Capital Trust II ("CCT II"), which are BDCs currently advised and sub-advised, respectively, by us, and four BDCs that are currently sponsored by FS Investments. This new strategic BDC partnership, if and when it closes, is expected to have $18 billion in combined AUM (based on current valuations). This transaction is subject to stockholder approvals and the satisfaction of certain other closing conditions, and there can be no assurance that it will be consummated as planned or at all or that the combined AUM will be as expected at closing.

The following chart presents the growth in the AUM of our Public Markets segment from the commencement of its operations in August 2004 through December 31, 2017.

Public Markets
Assets Under Management (1)(2)
($ in billions)

(1)
For years 2006 through 2008, AUM are presented pro forma for the KPE Transaction and, therefore, exclude the net asset value of KPE and its former commitments to our investment funds. AUM of KKR Prisma and pro rata AUM of PAAMCO Prisma, each as defined below, and AUM of Avoca are included in the years on and after the completion of the respective acquisitions or transactions, as applicable.

(2)
In 2015 our definition of AUM was amended to include (i) KKR's pro rata portion of AUM managed by third-party hedge fund managers in which KKR holds a minority stake and (ii) capital commitments for which we are eligible to receive fees or carried interest upon deployment of capital. AUM for all prior periods has been adjusted to include such changes.

Credit
Performance
We generally review our performance in our credit business by investment strategy.

Our leveraged credit strategies principally invest through separately managed accounts, BDCs, CLOs and private equity-like investment funds. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to December 31, 2017. Our past performance, however, may not be representative of performance in any period other than the period discussed below and is not a guarantee of future results.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	8.17%	7.53%	65% S&P/ LSTA Loan Index, 35% BoAML HY Master II Index (2)	6.39%
Opportunistic Credit (3)	May 2008	13.01%	11.00%	BoAML HY Master II Index (3)	6.70%
Bank Loans	Apr 2011	5.48%	4.86%	S&P/LSTA Loan Index (4)	4.25%
High-Yield	Apr 2011	7.07%	6.48%	BoAML HY Master II Index (5)	6.60%
Bank Loans Conservative	Apr 2011	4.78%	4.17%	S&P/LSTA BB-B Loan Index (6)	4.25%
European Leveraged Loans (7)	Sep 2009	5.48%	4.96%	CS Inst West European Leveraged Loan Index (8)	4.78%
High-Yield Conservative	Apr 2011	6.44%	5.86%	BoAML HY BB-B Constrained (9)	6.49%
European Credit Opportunities (7)	Sept 2007	5.68%	4.77%	S&P European Leveraged Loans (All Loans) (10)	4.35%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

(1)
The benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the "S&P/LSTA Loan Index"), S&P/LSTA U.S. B/BB Ratings Loan Index (the "S&P/ LSTA BB-B Loan Index"), the Bank of America Merrill Lynch High Yield Master II Index (the "BoAML HY Master II Index"), the BofA Merrill Lynch BB-B US High Yield Index (the "BoAML HY BB-B Constrained"), the Credit Suisse Institutional Western European Leveraged Loan Index (the "CS Inst West European Leveraged Loan Index"), and S&P European Leveraged Loans (All Loans). The S&P/LSTA Loan Index is a daily tradable index for the U.S. loan market that seeks to mirror the market-weighted performance of the largest institutional loans that meet certain criteria. The S&P/ LSTA BB-B Loan Index is comprised of loans in the S&P/LSTA Loan Index, whose rating is BB+, BB, BB-, B+, B or B-. The BoAML HY Master II Index is an index for high-yield corporate bonds. It is designed to measure the broad high-yield market, including lower-rated securities. The BoAML HY BB-B Constrained is a subset of the BoAML HY Master II Index including all securities rated BB1 through B3, inclusive. The CS Inst West European Leveraged Loan Index contains only institutional loan facilities priced above 90, excluding TL and TLa facilities and loans rated CC, C or are in default. The S&P European Leveraged Loan Index reflects the market-weighted performance of institutional leveraged loan portfolios investing in European credits. While the returns of our leveraged credit strategies reflect the reinvestment of income and dividends, none of the indices presented in the chart above reflect such reinvestment, which has the effect of increasing the reported relative performance of these strategies as compared to the indices. Furthermore, these indices are not subject to management fees, incentive allocations or expenses.

(2)
Performance is based on a blended composite of Bank Loans Plus High Yield strategy accounts. The benchmark used for purposes of comparison for the Bank Loans Plus High Yield strategy is based on 65% S&P/LSTA Loan Index and 35% BoAML HY Master II Index.

(3)
The Opportunistic Credit strategy invests in high-yield securities and corporate loans with no preset allocation. The Benchmark used for purposes of comparison for the Opportunistic Credit strategy presented herein is based on the BoAML HY Master II Index. Funds within this strategy may utilize third-party financing facilities to enhance investment returns. In cases where financing facilities are used, the amounts drawn on the facility are deducted from the assets of the fund in the calculation of net asset value, which tends to increase returns when net asset value grows over time and decrease returns when net asset value decreases over time.

(4)
Performance is based on a composite of portfolios that primarily invest in leveraged loans. The benchmark used for purposes of comparison for the Bank Loans strategy is based on the S&P/LSTA Loan Index.

(5)
Performance is based on a composite of portfolios that primarily invest in high-yield securities. The benchmark used for purposes of comparison for the High Yield strategy is based on the BoAML HY Master II Index.

(6)
Performance is based on a composite of portfolios that primarily invest in leveraged loans rated B-/Baa3 or higher. The benchmark used for purposes of comparison for the Bank Loans Conservative strategy is based on the S&P/LSTA BB-B Loan Index.

(7)	The returns presented are calculated based on local currency.

(8)
Performance is based on a composite of portfolios that primarily invest in higher quality leveraged loans. The benchmark used for purposes of comparison for the European Leveraged Loans strategy is based on the CS Inst West European Leveraged Loan Index.

(9)
Performance is based on a composite of portfolios that primarily invest in high-yield securities rated B or higher. The benchmark used for purposes of comparison for the High-Yield Conservative strategy is based on the BoAML HY BB-B Constrained Index.

(10)
Performance is based on a composite of portfolios that primarily invest in European institutional leveraged loans. The benchmark used for purposes of comparison for the European Credit Opportunities strategy is based on the S&P European Leveraged Loans (All Loans) Index.

(11)	This strategy has not called any capital as of December 31, 2017. As a result, the gross and net return performance measures are not meaningful and are not included above.

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to December 31, 2017. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. Past performance is no guarantee of future results.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Special Situations Fund	Dec 2012	$2,274.3	$2,231.6	$874.1	$1,872.7	$2,746.8	7.0%	5.0%	1.2
Special Situations Fund II	Dec 2014	3,283.5	1,680.1	—	1,706.5	1,706.5	1.5%	(1.4)%	1.0
Mezzanine Partners	Mar 2010	1,022.8	913.9	971.3	339.1	1,310.4	12.8%	8.1%	1.4
Private Credit Opportunities Partners II	Dec 2015	2,245.1	133.8	—	168.0	168.0	29.9%	21.2%	1.3
Lending Partners	Dec 2011	460.2	405.3	341.0	176.9	517.9	7.6%	6.1%	1.3
Lending Partners II	Jun 2014	1,335.9	1,164.9	286.9	1,164.7	1,451.6	13.8%	11.5%	1.2
Lending Partners III	Apr 2017	795.8	35.8	—	45.1	45.1	N/A	N/A	N/A
Lending Partners Europe	Mar 2015	847.6	396.5	47.3	418.2	465.5	18.7%	11.9%	1.2
Other Alternative Credit Vehicles	Various	6,509.9	3,845.2	2,214.4	2,962.3	5,176.7	N/A	N/A	N/A
Unallocated Commitments (4)	Various	1,180.0	—	—	—	—	N/A	N/A	N/A
All Funds		$19,955.1	$10,807.1	$4,735.0	$8,853.5	$13,588.5

(1)    Recycled capital is excluded from the amounts invested and realized.

(2)    These credit funds utilize third-party financing facilities to provide liquidity to such funds, and in such event IRRs are calculated from the time capital contributions are due from fund investors to the time fund investors receive a related distribution from the fund. The use of such financing facilities generally decreases the amount of invested capital that would otherwise be used to calculate IRRs, which tends to increase IRRs when fair value grows over time and decrease IRRs when fair value decreases over time. IRRs measure the aggregate annual compounded returns generated by a fund's investments over a holding period and are calculated taking into account recycled capital. Net IRRs presented are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees.  Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees.

(3)    The multiples of invested capital measure the aggregate value generated by a fund's investments in absolute terms. Each multiple of invested capital is calculated by adding together the total realized and unrealized values of a fund's investments and dividing by the total amount of capital invested by the investors. The use of financing facilities generally decreases the amount of invested capital that would otherwise be used to calculate multiples of invested capital, which tends to increase multiples when fair value grows over time and decrease multiples when fair value decreases over time. Such amounts do not give effect to the allocation of any realized and unrealized returns on a fund's investments to the fund's general partner pursuant to a carried interest or the payment of any applicable management fees and are calculated without taking into account recycled capital.

(4)	"Unallocated Commitments" represent unallocated commitments from our strategic investor partnerships.

Such past performance may not be representative of performance in any period other than the period discussed above and is not a guarantee of future results. For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition" and "Risk Factors—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or our balance sheet investments, of our future results or the performance of our common units."

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
Monitoring Investments
We monitor our portfolios of investments using, as applicable, daily, quarterly and annual analyses. Daily analyses include morning market meetings, industry and company pricing runs, industry and company reports and discussions with the firm's Private Markets investment professionals on an as-needed basis. Quarterly analyses include the preparation of quarterly operating results, reconciliations of actual results to projections and updates to financial models (baseline and stress cases). Annual analyses involve conducting internal audits, and testing compliance with monitoring and documentation requirements.
Credit Strategies
Our credit business pursues investments in leveraged credit strategies, such as leveraged loans and high-yield bonds, opportunistic credit and revolving credit strategies, and alternative credit strategies, such as special situations, direct lending and private opportunistic credit. We pursue these investments across a range of vehicles, including investment funds and separately managed accounts, for which we receive a fee and in certain cases an incentive fee or carried interest.
We also manage structured credit vehicles in the form of CLOs that hold leveraged loans, high-yield bonds or a combination of both. CLOs are typically structured as special purpose investment vehicles that acquire, monitor and, to varying degrees, manage a pool of credit assets. The CLOs generally serve as long-term financing for leveraged credit investments and as a way to minimize refinancing risk, minimize maturity risk and secure a fixed cost of funds over an underlying market interest rate. We typically receive a fee for managing certain CLOs.
We also serve as the registered investment adviser or sub-adviser to registered investment companies. The management fees we are paid for managing registered investment companies, including BDCs such as CCT and CCT II, are generally subject to contractual rights that require their board of directors to provide prior notice (or, in the case of a BDC we manage as a sub-adviser, the investment adviser) in order to terminate our investment management services.

Leveraged Credit. Our leveraged credit strategies are principally directed at investing in leveraged loans, high-yield bonds or a combination of both. Our opportunistic credit strategy seeks to deploy capital across investment themes that take advantage of credit market dislocations, spanning asset types and liquidity profiles. Our revolving credit strategy invests in senior secured revolving credit facilities. We had AUM of $24.8 billion in this strategy as of December 31, 2017 (inclusive of AUM of $2.3 billion in our opportunistic credit strategy and AUM of $1.5 billion in our revolving credit strategy).
Alternative Credit. Our alternative credit strategies consist of special situations and private credit strategies.

•
Special Situations. We seek to make opportunistic investments largely in distressed companies through our special situations investment strategy. These investments include distressed investments (including post- restructuring equity), control-oriented opportunities, rescue financing (debt or equity investments made to address covenant, maturity or liquidity issues), debtor-in-possession or exit financing, and other event-driven investments in debt or equity. We had AUM of $7.4 billion in this strategy as of December 31, 2017.

•
Private Credit. Our private credit strategies seek to leverage the knowledge and relationships developed in the leveraged credit business. These strategies include direct lending and private opportunistic credit strategies.

◦
Direct Lending. We seek to make investments in proprietarily sourced primarily senior debt financings for middle-market companies through our direct lending strategy. We had AUM of $7.4 billion in this strategy as of December 31, 2017.

◦
Private Opportunistic Credit. Through this strategy, we seek to make investments in directly sourced third-party mezzanine and mezzanine-like transactions and also seek asset-based credit and structured credit opportunities across financial and hard assets. These investments often consist of mezzanine debt, which generates a current yield, coupled with marginal equity exposure with additional upside potential. We had AUM of $4.4 billion in this strategy as of December 31, 2017.

Hedge Funds
Overview
Our hedge fund business consists of strategic manager partnerships with third-party hedge fund managers in which KKR owns a minority stake. This includes a 29.9% interest in Marshall Wace, a global alternative investment manager specializing in long/short equity products, a 24.9% interest in Nephila Capital Ltd. ("Nephila"), an investment manager focused on investing in natural catastrophe and weather risk, a 24.9% interest in BlackGold Capital Management L.P. ("BlackGold"), a credit-oriented investment manager focused on energy and hard asset investments, and a 39.9% interest in PAAMCO Prisma Holdings, LLC ("PAAMCO Prisma"), an investment manager focused on liquid alternative investment solutions, including hedge fund-of-fund portfolios. We have also seeded Acion Partners Limited ("Acion"), a Hong Kong-based investment manager that manages Asian event-driven investments. As of December 31, 2017, our strategic manager partnerships with third-party hedge fund managers accounted for $26.2 billion of AUM.
Prior to June 1, 2017, our hedge fund business included Prisma Capital Partners LP, formerly known as KKR Prisma ("KKR Prisma"). KKR Prisma constructed and managed customized hedge fund portfolios. On June 1, 2017, KKR completed the transaction to combine Pacific Alternative Asset Management Company, LLC ("PAAMCO") and KKR Prisma to create PAAMCO Prisma. KKR owns 39.9% of, and receives certain other payments from, PAAMCO Prisma, which operates independently from KKR.

Public Markets AUM and Vehicle Structures
As of December 31, 2017, our Public Markets segment had $70.9 billion of AUM, comprised of $24.8 billion of assets managed in our leveraged credit strategies (which include $2.3 billion of assets managed in our opportunistic credit strategy and $1.5 billion of assets managed in our revolving credit strategy), $7.4 billion of assets managed in our special situations strategy, $11.8 billion of assets managed in our private credit strategies, $26.2 billion of assets managed through our hedge fund business and $0.7 billion of assets managed in other strategies. Our private credit strategies include $7.4 billion of assets managed in our direct lending strategy and $4.4 billion of assets managed in our private opportunistic credit strategy.
The table below presents information as of December 31, 2017, based on the investment funds, vehicles or accounts offered by our Public Markets segment.  Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$13,322	$11,643	0.33%-1.50%	Various (1)	Various (1)	Subject to redemptions
CLOs	10,689	10,689	0.40%-0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	24,011	22,332

Alternative Credit: (3)
Special Situations	8,060	4,646	0.90%-1.75% (4)	10.00-20.00%	7.00-12.00%	8-15 Years (2)
Private Credit	8,504	4,105	0.50%-1.75%	10.00-20.00%	5.00-8.00%	8-15 Years (2)
Total Alternative Credit	16,564	8,751

Hedge Funds (5)	26,182	20,489	0.50%-2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	4,187	4,187	1.00%-1.125%	10.00-15.00%	7.00%	7 years
Total	$70,944	$55,759

(1)
Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share up to 20% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds and vehicles to regain prior losses before any performance fee is earned.

(2)
Duration of capital is measured from inception. Inception dates for CLOs were between 2005 and 2017 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2017.

(3)	Our alternative credit funds generally have investment periods of three to five years and our newer alternative credit funds generally earn fees on invested capital during the investment period.

(4)	Lower fees on uninvested capital in certain vehicles.

(5)	Hedge Funds represent KKR's pro rata portion of AUM and FPAUM of our strategic manager partnerships, which consist of minority stakes in other hedge fund managers.

(6)
Consists of CCT and CCT II, which are BDCs advised and sub-advised, respectively, by KKR. These vehicles invest in both leveraged credit and private credit strategies. On November 14, 2017, shares of CCT's common stock commenced trading on the NYSE and KKR Credit Advisors (US) LLC became CCT's sole investment adviser. On December 11, 2017, we entered into an agreement with FS Investments to form a strategic BDC partnership that will, subject to stockholder approvals and the satisfaction of certain other closing conditions, provide investment advisory services to CCT, CCT II and four BDCs that are currently sponsored by FS Investments.

Fundraising and Composition of Fund Investors
We have a Client & Partner Group that is responsible for raising capital for us globally across all products, expanding our client relationships across asset classes and across types of fund investors, developing products to meet our clients' needs, and servicing existing fund investors and products. We also provide fundraising services to certain third-party fund managers in our strategic manager partnerships. As of December 31, 2017, we had over 70 executives and professionals dedicated to our Client & Partner Group.

As of December 31, 2017, we had approximately 900 investors in funds across all our strategies, which reflect the addition of 90 investors during the year, excluding former KKR Prisma clients following the PAAMCO Prisma transaction that closed on June 1, 2017. On average, a fund investor is invested in approximately two of our products as of December 31, 2017. The following charts detail our investor base by type and geography as of December 31, 2017.
Fund Investor Base by Type (1)             Fund Investor Base by Geography(1)
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

Capital Markets

Our Capital Markets segment is comprised of our global capital markets business. Our capital markets business supports our firm, our portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings and providing other types of capital markets services. Our capital markets business underwrites credit facilities and arranges loan syndications and participations. When we are sole arrangers of a credit facility, we may advance amounts to the borrower on behalf of other lenders, subject to repayment. When we underwrite an offering of securities on a firm commitment basis, we commit to buy and sell an issue of securities and generate revenue by purchasing the securities at a discount or for a fee. When we act in an agency capacity or best efforts basis, we generate revenue for arranging financing or placing securities with capital markets investors. We may also provide issuers with capital markets advice on security selection, access to markets, marketing considerations, securities pricing, and other aspects of capital markets transactions in exchange for a fee. Our capital markets business also plays an important role in syndicating private equity co-investment opportunities to both fund investors and other third parties, which may entitle the firm to receive management fees and/or a carried interest.

Our flagship capital markets subsidiary is KKR Capital Markets LLC, an SEC-registered broker-dealer and a member of the Financial Industry Regulation Authority ("FINRA"), which is registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East.

Principal Activities

Through our Principal Activities segment, we manage the firm's own assets on our balance sheet and deploy capital to support and grow our businesses. Our Principal Activities segment uses our balance sheet assets to support our investment management and capital markets businesses. Typically, the funds in our Private Markets and Public Markets businesses contractually require us, as general partner of the funds, to make sizable capital commitments from time to time. We believe our general partner commitments are indicative of the conviction we have in a given fund's strategy, which assists us in raising new funds from limited partners. We also use our balance sheet to acquire investments in order to help establish a track record for fundraising purposes in new strategies. We may also use our own capital to seed investments for new funds, to bridge capital selectively for our funds' investments or finance strategic acquisitions and partnerships, although the financial results of an acquired business or strategic manager partnership may be reported in our other segments.

Our Principal Activities segment also provides the required capital to fund the various commitments of our Capital Markets business when underwriting or syndicating securities, or when providing term loan commitments for transactions involving our portfolio companies and for third parties. Our Principal Activities segment also holds assets that may be utilized to satisfy regulatory requirements for our Capital Markets business and risk retention requirements for our CLOs.

We also make opportunistic investments through our Principal Activities segment, which include co-investments alongside our Private Markets and Public Markets funds as well as Principal Activities investments that do not involve our Private Markets or Public Markets funds.

We endeavor to use our balance sheet strategically and opportunistically to generate an attractive risk-adjusted return on equity in a manner that is consistent with our fiduciary duties and in compliance with applicable laws.

The chart below presents the holdings of our Principal Activities segment by asset class as of December 31, 2017.

Holdings by Asset Class (1)
(1) General partner commitments in our funds are included in the various asset classes shown above. Assets and revenues of other asset managers with which KKR has formed strategic manager partnerships where KKR does not hold more than 50% ownership interest are not included in our Principal Activities segment but are reported in the financial results of our other segments. Private Equity and Other Equity includes KKR private equity funds, co-investments alongside such KKR-sponsored private equity funds, certain core equity investments, and other opportunistic investments. However, equity investments in other asset classes, such as real estate, special situations and energy appear in these other asset classes.  Other Credit consists of certain leveraged credit and specialty finance strategies.

Competition
We compete with other investment managers for both fund investors and investment opportunities. The firm's competitors consist primarily of sponsors of public and private investment funds, real estate development companies, BDCs, investment banks, commercial finance companies and operating companies acting as strategic buyers. We believe that competition for fund investors is based primarily on investment performance, investor liquidity and willingness to invest, investor perception of investment managers' drive, focus and alignment of interest, business reputation, duration of relationships, quality of services, pricing, fund terms including fees, and the relative attractiveness of the types of investments that have been or are to be made. We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution. In addition to these traditional competitors within the global investment management industry, we also face competition from local and regional firms, financial institutions and sovereign wealth funds in the various countries in which we invest. In certain emerging markets, local firms may have more established relationships with the companies in which we are attempting to invest. These competitors often fall into one of the aforementioned categories but in some cases may represent new types of fund investors, including high net worth individuals, family offices and state-sponsored entities.
There are numerous funds focused on private equity, real assets, growth equity, credit and hedge fund strategies that compete for investor capital. Fund managers have also increasingly adopted investment strategies outside of their traditional focus. For example, funds focused on credit and equity strategies have become active in taking control positions in companies, while private equity funds have acquired minority equity or debt positions in publicly listed companies. This convergence could heighten competition for investments. Furthermore, as institutional fund investors increasingly consolidate their relationships for multiple investment products with a few investment firms, competition for capital from such institutional fund investors may become more acute. However, such consolidation may also lead institutional fund investors to prefer more established investment firms, which could help us compete against newer entrants or investment firms that are smaller in size or offer more limited types of investment strategies.
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
Our capital markets business competes primarily with investment banks and independent broker-dealers in North America, Europe, Asia-Pacific and the Middle East. We principally focus our capital markets activities on the firm, our portfolio companies and fund investors, but we also seek to service other third parties. While we generally target customers with whom we have existing relationships, those customers may have similar relationships with the firm's competitors, many of whom will have access to competing securities transactions, greater financial, technical or marketing resources or more established reputations than us.
Competition is also intense for the attraction and retention of qualified employees and consultants. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and consultants and retain and motivate our existing employees and consultants.

Employees, Consultants and Advisors
As of December 31, 2017, we employed 1,184 people worldwide:

Investment Professionals	378
Other Professionals	548
Support Staff	258
Total Employees (1)	1,184

(1)    Does not include operating consultants and other consultants who provide services to us or our funds.

Investment Professionals
Our 378 investment professionals come from diverse backgrounds in private equity, real assets, credit, hedge funds and other asset classes and include executives with operations, strategic consulting, risk management, liability management and finance experience. As a group, these professionals provide us with a strong global team for identifying attractive investment opportunities, creating value and generating superior returns.
Other Professionals
Our 548 other professionals come from diverse backgrounds in capital markets, economics, capital raising, client services, public affairs, finance, tax, legal, compliance, human resources, and information technology. As a group, these professionals provide us with a strong team for overseeing investments and performing capital markets activities, servicing our existing fund investors and creating relationships with new fund investors globally. Additionally, a majority of these other professionals are responsible for supporting the global infrastructure of KKR.
KKR Capstone
We have developed an institutionalized process for creating value in investments. As part of our effort, we utilize a team of 55 operating consultants at KKR Capstone, who are not KKR employees but work exclusively with our investment professionals and portfolio company management teams or our designees. With professionals in North America, Europe and the Asia-Pacific, KKR Capstone provides additional expertise for assessing investment opportunities and assisting managers of portfolio companies in defining strategic priorities and implementing operational changes. During the initial phases of an investment, KKR Capstone's work seeks to implement our thesis for value creation. These operating consultants may assist portfolio companies in addressing top-line growth, cost optimization and efficient capital allocation and in developing operating and financial metrics. Over time, this work shifts to identifying challenges and taking advantage of business opportunities that arise during the life of an investment. KKR Capstone is consolidated in KKR's financial results for GAAP purposes, but is not a subsidiary or affiliate of KKR.
Senior Advisors and Other Advisors
To complement the expertise of our investment professionals, we have a team of senior advisors and other advisors. While not KKR employees, they provide us with additional operational and strategic insights. The responsibilities of senior advisors and other advisors include serving on the boards of our portfolio companies, helping us source and evaluate individual investment opportunities and assisting portfolio companies with operational matters. These individuals include current and former chief executive officers, chief financial officers and chairpersons of major corporations and others holding leading positions of public agencies worldwide.

Organizational Structure

The following simplified diagram illustrates our organizational structure as of December 31, 2017, unless otherwise noted. Certain entities depicted below may be held through intervening entities not shown in the diagram. If our Managing Partner elects to convert KKR into a corporation, the organizational structure illustrated below may significantly change.

Majority Independent Directors
KKR Management LLC(1)
Public Unitholders(3)
Certain KKR Employees and Others
KKR Holdings L.P.(2)
Limited Partner
Special Non-economic Voting Units(4)
General Partner (No Economics)
KKR & Co. L.P. (NYSE: KKR)
59.1%
40.9%
KKR Group Partnerships(5)
Management Companies(6)
KCM and Other Broker Dealers(6)
General Partners of Our Funds(7)
KFN and Other Principal Assets

(1)
KKR Management LLC serves as the general partner of KKR & Co. L.P., which is governed by a board of directors consisting of a majority of independent directors. KKR Management LLC does not hold any economic interests in KKR & Co. L.P. and is owned by senior KKR employees.

(2)
KKR Holdings is the holding vehicle through which certain of our current and former employees and other persons indirectly own their interest in KKR. KKR Group Partnership Units that are held by KKR Holdings are exchangeable for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications and compliance with applicable vesting and transfer restrictions. As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle KKR Holdings to participate in the management of our business and affairs. As of December 31, 2017, KKR Holdings had approximately a 40.9% interest in our business indirectly through its limited partner interests in the KKR Group Partnerships.

(3)	Includes holders of 13,800,000 Series A Preferred Units issued on March 17, 2016, 6,200,000 Series B Preferred Units issued on June 20, 2016 and our common units.

(4)
KKR Holdings holds special non-economic voting units in our partnership that entitle it to cast, with respect to those limited matters that may be submitted to a vote of our unitholders, a number of votes equal to the number of KKR Group Partnership Units that it holds from time to time.

(5)
KKR Group Partnerships include KKR Management Holdings L.P., KKR Fund Holdings L.P. and KKR International Holdings L.P. Because the income of KKR Management Holdings L.P. is likely to be primarily non-qualifying income for purposes of the qualifying income exception to the publicly traded partnership rules, we formed KKR Management Holdings Corp., which is subject to taxation as a corporation for U.S. federal income tax purposes, to hold our interest in KKR Management Holdings L.P. Accordingly, our allocable share of the taxable income of KKR Management Holdings L.P. will be subject to taxation at a corporate rate. KKR Management Holdings L.P., which is treated as a partnership for U.S. federal income tax purposes, was formed to hold interests in our fee generating businesses and other assets that may not generate qualifying income for purposes of the qualifying income exception to the publicly traded partnership rules. KKR Fund Holdings L.P., which is also treated as a partnership for U.S. federal income tax purposes, was formed to hold interests in our businesses and assets that will generate qualifying income for purposes of the qualifying income exception to the publicly traded partnership rules. KKR International Holdings L.P. was formed generally to hold certain non-U.S. assets that may generate non-qualifying income under the U.S. federal income tax laws applicable to publicly traded partnerships. As of February 21, 2018, KKR International Holdings L.P. held no assets.

(6)
KKR Management Holdings L.P. is the parent company of Kohlberg Kravis Roberts & Co. L.P., the SEC-registered investment adviser, which in turn is generally the parent company for most of KKR's other management and capital markets subsidiaries including KKR Credit Advisors (US) LLC and KKR Capital Markets Holdings L.P., the holding company for KKR Capital Markets LLC. KKR Fund Holdings L.P. is the parent company of KKR Credit Advisors (Ireland) Unlimited Company and KKR Alternative Investment Management Unlimited Company.

(7)
40% of the carried interest earned from our investment funds, and, beginning with the quarter ended September 30, 2016, 40% of the management fees that would have been subject to a management fee refund for investment funds that have a preferred return, are allocated to a carry pool, from which carried interest is allocable to our employees and selected other individuals. Beginning with the quarter ended September 30, 2017, 43% of carried interest generated by then-current and future funds is allocated to the carry pool instead of 40% of carried interest. For impacted funds, the incremental 3% replaces the amount of certain management fee refunds that would have been calculated for those funds as performance income compensation. No carried interest has been allocated with respect to co-investments acquired from KPE in the KPE Transaction. Our carry pool is supplemented by allocating for compensation 40% of the incentive fees that do not constitute carried interest that are earned from investment funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures Under GAAP—Expenses—Compensation and Benefits."

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
United States
Regulation as an Investment Adviser
We conduct our advisory business through our investment adviser subsidiaries, including Kohlberg Kravis Roberts & Co. L.P. and its wholly-owned subsidiary KKR Credit Advisors (US) LLC, each of which is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940 (the "Investment Advisers Act"). The investment advisers are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with our advisory clients globally, including funds that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our fund investors and our investments, including for example restrictions on agency cross and principal transactions. Our registered investment advisers are subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, record-keeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.
KKR Credit Advisors (US) LLC is also subject to regulation under the Investment Company Act as an investment adviser to a registered investment company. The KKR Income Opportunities Fund is a closed-end management investment company registered under the Investment Company Act. The closed-end management investment company and KKR Credit Advisors (US) LLC are subject to the Investment Company Act and the rules thereunder, which among other things regulate the relationship between a registered investment company (or BDC) and its investment adviser and prohibit or restrict principal transactions and joint transactions.
Regulation as a Broker-Dealer
KKR Capital Markets LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC under the Exchange Act and in all 50 U.S. States and U.S. territories, and is a member of the FINRA. MCS Capital Markets LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC under the Exchange Act and in 35 U.S. States. As registered broker-dealers, KKR Capital Markets LLC and MCS Capital Markets LLC are subject to periodic SEC and FINRA examinations and reviews. A broker-dealer is subject to legal requirements covering all aspects of its securities business, including sales and trading practices, public and private securities offerings, use and safekeeping of customers' funds and securities, capital structure, record-keeping and retention and the conduct and qualifications of directors, officers, employees and other associated persons. These requirements include the SEC's "uniform net capital rule," which specifies the minimum level of net capital that a broker-dealer must maintain, requires a significant part of the broker-dealer's assets to be kept in relatively liquid form, imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing its capital and subjects any distributions or withdrawals of capital by a broker-dealer to notice requirements. These and other requirements also include rules that limit a broker-dealer's ratio of subordinated debt to equity in its regulatory capital composition, constrain a broker-dealer's ability to expand its business under certain circumstances and impose additional requirements when the broker-dealer participates in securities offerings of affiliated entities. Violations of these requirements may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies.
United Kingdom
We have several subsidiaries which are authorized and regulated by the FCA under the Financial Services and Markets Act 2000 ("FSMA"). FSMA and related rules govern most aspects of investment business, including investment management, sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, regulatory capital, record-keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The FCA is responsible for administering these requirements and our compliance with the FSMA and related rules. Violations of these requirements may result in censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion from certain "controlled functions" within the financial services industry of officers or employees performing such functions or other similar consequences.
KKR Capital Markets Limited has permission to engage in a number of regulated activities regulated under FSMA, including dealing as principal or agent and arranging deals in relation to certain types of specified investments and arranging the safeguarding and administration of assets. KKR Capital Markets Limited also benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area and Gibraltar. Kohlberg Kravis Roberts & Co. Partners LLP has permission to engage in a number of regulated activities including advising on and arranging deals relating to corporate finance business in relation to certain types of specified investments. KKR Credit Advisors (EMEA) LLP has permission to engage in a number of regulated activities including managing, advising on and arranging deals in relation to certain types of specified investments.
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
KKR Credit Advisors (Ireland) Unlimited Company and KKR Alternative Investment Management Unlimited Company are regulated by the Central Bank of Ireland. KKR Credit Advisors (Ireland) Unlimited Company is authorized to carry out a number of regulated activities including receiving and transmitting orders, portfolio management and providing investment advice. KKR Alternative Investment Management Unlimited Company is an authorized EU alternative investment manager permitted to conduct portfolio management, risk management and certain administrative activities.
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
KKR MENA Limited, a Dubai International Financial Centre company, is licensed to arrange deals in investments, advise on financial products and arrange custody, and is regulated by the Dubai Financial Services Authority.
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
KKR Singapore Pte. Ltd. holds a capital markets services license to conduct fund management for qualified investors only, and is regulated by Monetary Authority of Singapore.
KKR Holdings Mauritius, Ltd. and KKR Account Adviser (Mauritius), Ltd. are unrestricted investment advisers authorized to manage portfolios of securities and give advice on securities transactions, and are regulated by the Financial Services Commission, Mauritius.
KKR Account Adviser (Mauritius), Ltd. is registered as a Foreign Portfolio Investor with the Securities Exchange Board of India ("SEBI") under the SEBI (Foreign Portfolio Investor) Regulations, 2014 pursuant to which it can make investments in listed and unlisted securities of Indian issuers.
KKR Mauritius Direct Investments I, Ltd. is registered as a Foreign Portfolio Investor with SEBI under the SEBI (Foreign Portfolio Investor) Regulations, 2014 pursuant to which it can make investments in listed and unlisted securities of Indian issuers, and is incorporated as an investment holding company in Mauritius regulated by the Financial Services Commission, Mauritius.
KKR India Financial Services Private Limited is registered with the Reserve Bank of India as a non-deposit taking non-banking financial company and is authorized to undertake lending and financing activities.
KKR Capital Markets India Private Limited is licensed by SEBI as a merchant banker that is authorized to execute capital market mandates, underwrite issues, offer investment advisory and other consultancy/advisory services in connection with securities. In addition, KKR Capital Markets India Private Limited is the investment manager and sponsor of five alternative investment funds, registered with SEBI under the SEBI (Alternative Investment Funds) Regulations, 2012.
Silverview Investments Pte. Ltd., Silverview Portfolio Investments Pte. Ltd. (earlier known as KKR Asia II Portfolio Investors Pte. Ltd.), Moneyline Portfolio Investments Limited are registered as a Foreign Portfolio Investor with SEBI under the SEBI (Foreign Portfolio Investor) Regulations, 2014 pursuant to which they can make investments in listed and unlisted securities of Indian issuers.
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
There are a number of legislative and regulatory initiatives in the United States and in Europe that could significantly affect our business. Please see "Risk Factors—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business."

Website and Availability of SEC Filings
Our website address is www.kkr.com. Information on our website is not incorporated by reference herein and is not a part of this report. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the "KKR & Co. L.P." section of our "Investor Center" page on our website, then click on "SEC Filings." You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.
From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at www.kkr.com. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the "E-mail Alerts" section under the "KKR & Co. L.P." section of the "Investor Center" page at www.kkr.com.

ITEM 1A.  RISK FACTORS

Investing in our securities involves risk. Persons investing in our securities should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. Our business, financial condition or results of operations could also be materially and adversely affected by additional factors that apply to all companies generally, as well as other risks that are not currently known to us or that we currently view to be immaterial. In any such case, the trading price of our securities could decline and you may lose all or part of your original investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.
Risks Related to Our Business
Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition.
Our business and the businesses of the companies in which we invest are materially affected by financial markets and economic conditions or events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). For example, the unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financing institutions, and had a material adverse effect on our businesses and the businesses of the companies in which we invest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment" for a discussion of recent developments in market and business conditions that may affect our business.
Such financial markets and economic conditions are outside our control and may affect the level and volatility of securities prices and liquidity and as a result, the value of our investments and our financial results. In addition, we may not be able to or may choose not to manage our exposure to these conditions and/or events. If not otherwise offset, declines in the equity, commodity and debt in the markets would likely cause us to write down our investments and the investments of our funds. For example, during the global financial crisis in 2008 and 2009, valuations of our private equity funds declined across all geographies, with investments in private equity funds marked down to as low as 67% of original cost and multiples of invested capital reaching as low as 0.5x, 0.6x, 0.7x and 0.8x for the European Fund II, European Fund III, 2006 Fund and Asian Fund, respectively, as of March 31, 2009. Our profitability may also be materially and adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in net income relating to a downturn in market and economic conditions.
Unfavorable market and economic conditions may reduce opportunities for our funds to make, exit and realize value from their investments. Challenging market and economic conditions, including those caused by changes in tax laws and other regulatory restrictions, may make it difficult for us to find suitable investments for our funds or secure financing for investments on attractive terms. Such conditions may also result in reduced opportunities for our funds to exit and realize value from their existing investments and lower-than-expected returns on existing investments. Although the equity markets are not the only means by which we exit investments, in challenging equity markets, our funds may experience greater difficulty in realizing value from investments. In addition, when financing is not available or becomes too costly, it is difficult for potential buyers to raise sufficient capital to purchase our funds' investments. Consequently, we may earn lower-than-expected returns on investments, which could cause us to realize diminished or no carried interest.
We generally raise capital for a successor fund following the substantial and successful deployment of capital from the existing fund. In the event of poor performance by existing funds, our ability to raise new funds is impaired. During periods of unfavorable fundraising conditions, fund investors may negotiate for lower fees, different fee sharing arrangements for transaction or other fees, and other concessions. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed. Our current funds, including all our recent private equity funds, have performance hurdles, which require us to generate a specified return on investment prior to our right to receive carried interest. This requirement will likely be in all our future funds, and the hurdle rate could increase for our future funds. In addition, successor funds raised by us when such unfavorable circumstances described above exist would also likely result in smaller funds than our comparable predecessor funds. Fund investors may also seek to redeploy capital away from certain of our credit or other non-private equity investment vehicles, which permit redemptions on relatively short notice, in order to meet liquidity needs or invest in other asset classes or with other managers. Any of these developments could materially and adversely affect our future revenues, net income, cash flow, financial condition or ability to retain our employees. See "—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" and "—Our investors in future funds may negotiate to pay us lower management fees, reimburse us for fewer expenses or change the economic terms of our future funds, including with respect to transaction fees, management fees or monitoring fees, to be less favorable to us than those of our existing funds, which could materially and adversely affect our revenues or profitability."
During periods of difficult market or economic conditions or slowdowns (which may occur across one or more industries, sectors or geographies), companies in which we have invested may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. These companies may also have difficulty in expanding their businesses and operations or be unable to meet their debt service obligations or pay other expenses as they become due, including amounts payable to us. Negative financial results in our funds' portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our operating results and cash flow. To the extent the operating performance of such portfolio companies (as well as valuation multiples) deteriorate or do not improve, our funds may sell those assets at values that are less than we projected or even at a loss, thereby significantly affecting those funds' performance and consequently our operating results and cash flow and resulting in lower or no carried interest being paid to us. Adverse conditions may also increase the risk of default with respect to private equity, credit and other investments that we manage or the abandonment or foreclosure of our real asset investments. Even if economic and market conditions do improve broadly, adverse conditions in particular sectors may also cause our performance to suffer. Finally, low interest rates related to monetary stimulus, economic stagnation or deflation may negatively impact expected returns on all types of investments as the demand for relatively higher return assets increases and the supply decreases.
In addition, our Capital Markets segment generates fees through a variety of activities in connection with the issuance and placement of equity and debt securities and credit facilities, with the size of fees generally correlated to overall transaction sizes. As a result, the conditions in financial markets as described above, as well as transaction activity in our Private Markets segment and Public Markets segment, impact both the frequency and size of fees generated by this segment.
Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or to refinance existing debt and may increase the cost of such financing or refinancing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.
In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses that we may have contracted to purchase. Similarly, certain of the strategies pursued with our balance sheet assets rely on the use of leverage, including the issuance of CLOs, and other secured and unsecured borrowings. Our ability to generate returns on these assets and make cash available for distribution to our unitholders would be reduced to the extent that changes in market conditions, including continued increase by the U.S. Federal Reserve of its benchmark interest rate, cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed. Similarly, our portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that conditions in the credit markets impair the ability of our portfolio companies to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, the operating performance of those portfolio companies may be negatively impacted, which could impair the value of our investment in those portfolio companies and lead to a decrease in the investment income earned by us. In some cases, the inability of our portfolio companies to refinance or extend maturities may result in the inability of those companies to repay debt at maturity or pay interests when due, and may cause the companies to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would also likely impair the value of our investment and lead to a decrease in investment income earned by us.
We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could adversely affect our business operations in the future.
We expect that our primary liquidity needs will consist of cash required to:

•
continue to grow our business, including seeding new strategies, funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies and otherwise supporting investment vehicles that we sponsor;

•
warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, accounts or CLOs pending the contribution of committed capital by the investors in such vehicles, and advancing capital to them for operational or other needs;

•
service debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses and contingencies, including for litigation matters;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	make cash distributions in accordance with our distribution policy for our common units or the terms of our preferred units;

•	underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;

•	make future purchase price payments in connection with our proprietary acquisitions, such as our strategic manager partnership with Marshall Wace, to the extent not paid by newly issued common units;

•
acquire other assets for our Principal Activities segment, including other businesses, investments and assets, some of which may be required to satisfy regulatory requirements for our capital markets business or risk retention requirements for CLOs (to the extent it continues to apply); and

•	repurchase our common units pursuant to the unit repurchase program or other securities issued by us.
These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2017, we have approximately $5.7 billion of remaining unfunded capital commitments to our investment funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. We have also used our balance sheet to provide credit support to our general partner's obligations to our funds and to support certain transactions by our funds.
In addition, as of December 31, 2017, we had $21.2 billion of indebtedness outstanding under our credit facilities and debt securities on a GAAP basis and $3.1 billion of indebtedness outstanding under our credit facilities and debt securities on a segment basis, and $1.9 billion of cash and short-term investments on a GAAP basis and $3.2 billion of cash and short-term investments on a segment basis. The segment-based measures exclude the assets and liabilities of our investment funds, CLOs and CMBS and other consolidated entities that are not subsidiaries of KKR & Co. L.P., but include KKR Financial Holdings LLC's ("KFN") debt obligations, which as of December 31, 2017, consisted of $764.8 million and KFN's 7.375% Series A LLC preferred shares of $373.8 million, which do not provide for recourse to KKR beyond the assets of KFN. All of KFN's outstanding 7.375% Series A LLC preferred shares were redeemed on January 16, 2018. Our $1.0 billion corporate revolving credit facility will mature in 2019. Depending on market conditions, we may not be able to refinance or renew all or part of these senior notes or our corporate revolving credit facility, or find alternate sources of financing (including issuing equity), on commercially reasonable terms or at all. Furthermore, the incurrence of additional debt by us or our subsidiaries in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing.
In addition, the underwriting commitments for our capital markets business may require significant cash obligations, and these commitments may also put pressure on our liquidity. The holding company for our capital markets business has entered into a credit agreement that provides for revolving borrowings of up to $500 million, which can only be used in connection with our capital markets business, including placing and underwriting securities offerings, and a 364-day revolving credit agreement that provides for revolving borrowing of up to $750 million, which can only be used to facilitate the settlement of debt transaction syndicated by our capital markets business. To the extent we commit to buy and sell an issue of securities in firm commitment underwritings or otherwise, we may be required to borrow under these revolving credit facilities to fund such obligations, which, depending on the size and timing of the obligations, may limit our ability to enter into other underwriting arrangements or similar activities, service existing debt obligations or otherwise grow our business. Further, these facilities are scheduled to mature in 2021 and 2018, respectively, and depending on the market conditions, we may not be able to refinance or renew them on commercially reasonable terms or at all. Regulatory net capital requirements may also limit the ability of our broker-dealer subsidiaries to participate in underwriting or other transactions or to allocate our capital more efficiently across our businesses.
Our other liquidity requirements include potential future purchase price payments in connection with strategic manager partnerships with third-party hedge fund managers like Marshall Wace, based on the respective performance of these businesses or the exercise of certain options. In the fourth quarter of 2017, due to the exercise of one of the options agreed to between Marshall Wace and KKR, we acquired an additional 5.0% interest in Marshall Wace, for which we paid with a combination of cash and common units. In addition, in connection with the development of a new KKR office in New York City, we will be required to pay for the construction of the office, which is expected to be completed in 2020.
In the event that our liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reasons, we could be forced to sell assets or seek to raise debt or equity capital on unfavorable terms. For further discussion of our liquidity needs see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity."
The "clawback" provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors.
The partnership documents governing our carry-paying funds, including funds relating to private equity, growth equity, infrastructure, energy, real estate, special situations, private credit opportunities, direct lending, revolving credit and core investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. We would continue to be subject to the clawback obligation even if carry has been distributed to current or former employees or other personnel through our carry pool, and we would be required to seek other sources of liquidity to fund such an obligation if such carry is not returned to us by them. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of December 31, 2017, $19.2 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2017 fair values. Had the investments in such carry-paying funds been liquidated at zero value, the clawback obligation would have been $1,920.9 million.
Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and our principals who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third-party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.
Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a "netting hole," which will result in less carried interest for us, as well as clawback liabilities.

We have entered into strategic partnerships with certain investors, generally through separately managed accounts, which have longer investment periods, often of 20 years or more, and provide for investments across different investment strategies (which we refer to as "strategic investor partnerships"). Compared to our traditional private equity fund structure, these partnerships may offer reduced fees for fund investors and may require netting across various funds in which they invest. Generally, if a fund's investments have fair values above cost overall, but one or more of its investments has a fair value that is below cost, the shortfall between cost and fair value for such investment (which we refer to as a "netting hole") must be "filled" by returning invested capital to such fund's limited partners in an amount equal to such shortfall before any realized gains on individual investments can be distributed to the general partner as carried interest. The longer investment period and cross-fund netting feature of the strategic investor partnerships increases the possibility of netting holes compared to our traditional private equity fund structure, which, if present, will reduce the carried interest we otherwise would earn. Similarly, the longer duration of these partnerships can increase the risk of clawback, because over a longer investment period, a period of reduced performance following periods of performance adequate to realize carried interest is more likely to occur. See "—The 'clawback' provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors."
Our earnings and cash flow are highly variable due to the nature of our business and we do not intend to provide earnings guidance, each of which may cause the value of interests in our business to be volatile.
Our earnings are highly variable from quarter to quarter due to the volatility of investment returns of most of our funds, other investment vehicles and our balance sheet assets and the fees earned from our businesses. We recognize earnings on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds and for certain of our recent funds, when a performance hurdle is achieved. During times of market volatility the fair value of our funds and our balance sheet assets are more variable, and as publicly traded equity securities currently represent a significant proportion of the assets of many of our funds and balance sheet assets, volatility in the equity markets may have a significant impact on our reported results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements" for a discussion of the impact of equity markets on the value of private equity investments. A decline in realized or unrealized gains, a failure to achieve a performance hurdle or an increase in realized or unrealized losses, would adversely affect our net income.
Fee income, which we recognize when contractually earned, can vary due to fluctuations in AUM, the number of investment transactions made by our funds, the number of portfolio companies we manage, the fee provisions contained in our funds and other investment products and transactions by our capital markets business. In any particular quarter, fee income may vary significantly due to the variances in size and frequency of monitoring fees (including termination payments), transaction fees or fees received by our capital markets business. Our total management, monitoring and transaction fees (net of fee credits) for the years ended December 31, 2017, 2016 and 2015 were $1,431.0 million, $987.6 million and $874.7 million, respectively, on a GAAP basis, and $1,502.0 million, $1,074.9 million and $1,142.1 million, respectively, on a segment basis. We may create new funds or investment products or vary the terms of our funds or investment products (for example our funds now include performance hurdles), which may alter the composition or mix of our income from time to time. In particular, in our newer private equity and other funds, we have agreed to return to our fund investors all monitoring and transaction fees generated by the fund's investments, which resulted in a decrease of our monitoring and transaction fee income. We may also experience fluctuations in our results from quarter to quarter, including our revenue and net income, due to a number of other factors, including changes in the values of our funds' investments, changes in the amount of distributions or interest earned in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general market and economic conditions. In addition, our earnings and cash flows are dependent in part on the performance of KFN, a specialty finance company that we acquired in 2014, and are subject to the risks to KFN's businesses as described elsewhere in the report. Although KFN is a subsidiary of KKR, KFN has its own indebtedness outstanding. The terms of its indebtedness impose limitations on KFN's current and future operations and may restrict its ability to make distributions to KKR. For the years ended December 31, 2017, 2016 and 2015, our net income attributable to KKR & Co. L.P. common unitholders on a GAAP basis was $984.9 million, $287.1 million and $488.5 million, respectively, and our economic net income (loss) on a segment basis was $2,435.3 million, $794.4 million and $1,298.0 million, respectively. Such fluctuations may lead to variability in the value of interests in our business and cause our results for a particular period not to be indicative of our performance in future periods. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the value of interests in our business.
The timing and receipt of carried interest from our investment funds are unpredictable and will contribute to the volatility of our cash flows. For example, with respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the fund has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost

(which we refer to as a netting hole), cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. Carried interest payments from investments depend on our funds' performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering or other exit. To the extent an investment is not profitable, no carried interest will be received from our funds with respect to that investment and, to the extent such investment remains unprofitable, we will only be entitled to a management fee on that investment. Furthermore, certain vehicles and separately managed accounts may not provide for the payment of any carried interest at all. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash. We cannot predict when, or if, any realization of investments will occur. In addition, if finance providers, such as commercial and investment banks, make it difficult for potential purchasers to secure financing to purchase companies in our investment funds' portfolio, it may decrease potential realization events and the potential to earn carried interest. A downturn in the equity markets would also make it more difficult to exit investments by selling equity securities. If we were to have a realization event in a particular quarter, the event may have a significant impact on our cash flows during the quarter that may not be replicated in subsequent quarters. A decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our investment income, which could further increase the volatility of our quarterly results.
The timing and receipt of carried interest also vary with the life cycle of certain of our funds. Our carry-paying funds that have completed their investment periods and are able to realize mature investments, sometimes referred to as being in a "harvesting period," are more likely to make larger distributions than our carry-paying funds that are in their fund raising or investment periods that precede the harvesting period. During times when a significant portion of our AUM is attributable to carry-paying funds that are not in their harvesting periods, we may receive substantially lower carried interest distributions.
In addition, our hedge funds business consists of strategic manager partnerships with third-party hedge fund managers in which KKR owns a minority stake. These hedge fund managers offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds, credit hedge funds and funds making investments based on natural catastrophe and weather risks. As a result, we are indirectly exposed to the volatility and fluctuations in financial results of our strategic manager partners. For example, certain funds managed by our strategic manager partners have "high-water mark" provisions whereby if the funds have experienced losses in prior periods, the fund managers will not be able to earn incentive fees with respect to a fund investor's account until the net asset value of the fund investor's account exceeds the highest period end value on which incentive fees were previously paid. The incentive fees our strategic manager partners earn are therefore dependent on the net asset value of these funds, which could add to volatility in our quarterly results and cash flow.
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
The transaction and management or monitoring fees that we earn are driven in part by the pace at which our funds make investments and the size of those investments. Any decline in that pace or the size of investments would reduce our revenue from transaction and management or monitoring fees. Likewise, during an attractive selling environment, our funds may capitalize on increased opportunities to exit investments. Any increase in the pace at which our funds exit investments, if not offset by new commitments and investments, would reduce future management fees. Additionally, in certain of our funds that derive management fees only on the basis of invested capital, the pace at which we make investments, the length of time we hold such investment and the timing of disposition will directly impact our revenues. Many factors could cause such a decline in the pace of investment or the transaction and management or monitoring fees we receive, including:

•	the inability of our investment professionals to identify attractive investment opportunities;

•	competition for such opportunities among other potential acquirers;

•	unfavorable market and economic conditions;

•	decreased availability of capital or financing on attractive terms;

•	our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets;

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
Our current private equity funds and certain other funds and investment vehicles have a finite life and a finite amount of commitments from fund investors. Once a fund nears the end of its investment period, our success depends on our ability to raise additional or successor funds in order to keep making investments and, over the long term, earning management fees (although our funds and investment vehicles continue to earn management fees after the expiration of their investment periods, they are generally at a reduced rate). Even if we are successful in raising successor funds, to the extent we are unable to raise successor funds of a comparable size to our predecessor funds or the extent that we are delayed in raising such successor funds, our revenues may decrease as the investment period of our predecessor funds expire and associated fees decrease. For example, European Fund IV was smaller than its predecessor fund and North America Fund XI was smaller than its predecessor fund. The performance of our funds also impacts our ability to raise capital, and deterioration in the performance of our funds would result in challenges to future fundraising. The evolving preferences of our fund investors may necessitate that alternatives to the traditional investment fund structure, such as separately managed accounts, smaller funds and co-investment vehicles, become a larger part of our business going forward. This could increase our cost of raising capital at the scale we have historically achieved. Furthermore, in order to raise capital for new strategies and products without drawing capital away from our existing products, we will need to seek new sources of capital such as individual investors.
Our ability to raise new funds could also be hampered if the general appeal of private equity and alternative investments were to decline. An investment in a limited partner interest in a private equity fund is less liquid than an exchange traded instrument and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. Private equity and alternative investments could fall into disfavor as a result of concerns about liquidity and short-term performance. Institutional investors in private equity funds that have suffered from decreasing returns, liquidity pressure, increased volatility or difficulty maintaining target asset allocations may materially decrease or temporarily suspend making new investments in private equity funds. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded and their funding problems have been, and may in the future be, exacerbated by economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative investments, and other institutional investors may reduce their overall portfolio allocations to alternative investments. This could result in a smaller overall pool of available capital in our industry. There is no assurance that the amount of commitments investors are making to alternative investment funds will continue at recent levels or that our ability to raise capital from investors will not be hampered.
In addition, the asset allocation rules or regulations or investment policies to which such third-party investors are subject could inhibit or restrict the ability of third-party investors to make investments in our investment funds. Coupled with a lack of distributions from their existing investment portfolios, many of these investors may have been left with disproportionately outsized remaining commitments to, and invested capital in, a number of investment funds, which may significantly limit their ability to make new commitments to third-party managed investment funds such as those advised by us.
Fund investors may also seek to redeploy capital away from certain of our credit or other non-private equity investment vehicles, which permit redemptions on relatively short notice in order to meet liquidity needs or invest in other asset classes. We believe that our ability to avoid excessive redemption levels primarily depends on our funds' continued satisfactory performance, although redemptions may also be driven by other factors important to our fund investors, including their need for liquidity and compliance with investment mandates, even if our performance is superior. Investors' liquidity needs tend to be more pronounced during periods of market volatility. Any such redemptions would decrease our AUM and revenues.
In addition, the Dodd Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), under what has become known as the "Volcker Rule," broadly prohibits depository institution holding companies (including foreign banks with U.S. branches, agencies or commercial lending companies and certain insurance companies), insured depository institutions and their subsidiaries and controlled affiliates, or "banking entities," from investing in "covered funds," including third-party private equity funds like ours. As a result, banking entities, subject to certain limited exemptions, had to conform their existing covered fund investments and relationships to the Volcker Rule, and will be limited in their ability to undertake new contractual commitments to private equity funds like ours.
Banking entities have historically represented an important, although decreasing, class of investors for our funds. It is possible that other institutions will not be available to replace this traditional source of capital for our private equity funds. Furthermore, divestitures by banking entities of interests in private equity funds over the next several years to comply with the Volcker Rule may lead to lower prices in the secondary market for our fund interests, which could have adverse implications for our ability to raise funds from investors who may have considered the availability of secondary market liquidity as a factor in determining whether to invest. In addition to federal law, changes in state and local law may limit investment activities of state pension plans and insurance companies.
The number of funds raising capital varies from year to year, and in years where relatively few funds are raising capital, the growth of our AUM, FPAUM and associated fees may be significantly lower. There is no assurance that fundraises for new strategies or successor funds will experience similar success as our existing or predecessor funds in the future.
Our investors in future funds may negotiate to pay us lower management fees, reimburse us for fewer expenses or change the economic terms of our future funds, including with respect to transaction fees, management fees or monitoring fees, to be less favorable to us than those of our existing funds, which could materially and adversely affect our revenues or profitability.
In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with our fund limited partners. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital in which we share, increase the performance hurdle required to be generated on investment prior to our right to receive carried interest, add expenses and obligations for us in managing the fund or increase our potential liabilities. Furthermore, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more requests to modify the terms in our new funds. Certain of our newer funds also include more favorable terms for fund investors that commit to early closes for our funds. Additionally, in certain funds, we have agreed to charge management fees based on invested capital or net asset value as opposed to charging management fees based on committed capital. In certain cases, we have provided "fee holidays" to certain investors in which we do not charge management fees for a fixed period of time (such as the first six months).  Agreement to terms that are materially less favorable to us could result in a material decrease in our profitability.
Certain institutional investors have also publicly criticized certain fund fee and expense structures, including monitoring fees and transaction fees. We have received and expect to continue to receive requests from a variety of fund investors and groups representing such investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. The SEC has focused on certain fund fees and expenses, including whether such fees and expenses were appropriately disclosed to fund limited partners, and such focus may lead to increased publicity that could cause fund investors to further resist our receipt of certain fees and expense reimbursements. In our recent flagship private equity funds, we have increased the percentage of transaction and monitoring fees that are credited against fund management fees to 100% of the amount of the transaction and monitoring fees attributable to that fund.
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as separately managed accounts, specialized funds and co-investment vehicles. We also have entered into strategic investor partnerships with specific investors whereby we manage that investor's capital across a variety of our products on separately negotiated terms. There can be no assurance that such alternatives will be as profitable to us as the traditional investment fund structure, and the impact such a trend could have on our results of operations, if widely implemented, is unclear. Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of investment advisers like us. Such institutional investors may become our competitors and could cease to be our clients.
Any agreement to or changes in terms less favorable to us could materially and adversely affect our revenues and profitability.

The investment management business is intensely competitive, which could have a material adverse impact on our business.
We compete as an investment manager for both fund investors and investment opportunities. The investment management business is highly fragmented, with our competitors consisting primarily of sponsors of public and private investment funds, real estate development companies, BDCs, investment banks, commercial finance companies and operating companies acting as strategic buyers of businesses. We believe that competition for fund investors is based primarily on:

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
A number of factors serve to increase our competitive risks:

•
a number of our competitors in some of our businesses may have greater financial, technical, marketing and other resources and more personnel than we do, and, in the case of some asset classes or geographic regions, longer operating histories, more established relationships, greater expertise or better reputation;

•
fund investors may materially decrease their allocations in new funds due to their experiences following an economic downturn, the limited availability of capital, regulatory requirements or a desire to consolidate their relationships with investment firms;

•
some of our competitors may have agreed to terms on their investment funds or products that are more favorable to fund investors than our funds or products, such as lower management fees, greater fee sharing or higher performance hurdles for carried interest, and therefore we may be forced to match or otherwise revise our terms to be less favorable to us than they have been in the past;

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

•	some fund investors may prefer to invest with an investment manager that is not publicly traded, is smaller or manages fewer investment products; and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.
We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors. Our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment. Alternatively, we may experience decreased investment returns and increased risks of loss if we match investment prices, structures and terms offered by competitors. Moreover, as a result, if we are forced to compete with other investment firms on the basis of price, we may not be able to maintain our current fund fee, carried interest or other terms. There is a risk that fees and carried interest in the alternative investment management industry will decline, without regard to the historical performance of a manager. Fee or carried interest income reductions on existing or future funds, without corresponding decreases in our cost structure, could materially and adversely affect our revenues and profitability.
In addition, if interest rates were to rise or if market conditions for competing investment products become or are more favorable and such products begin to offer rates of return superior to those achieved by our funds, the attractiveness of our funds relative to investments in other investment products could decrease. This competitive pressure could materially and adversely affect our ability to make successful investments and limit our ability to raise future funds, either of which would adversely impact our business, results of operations and cash flow.
Our structure implicates complex provisions of U.S. federal income tax laws for which no clear precedent or authority may be available. These structures also are subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis. In addition, we may elect to change our structure at any time.
The U.S. federal income tax treatment of our unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax laws for which no clear precedent or authority may be available. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the Internal Revenue Service ("IRS"), and the U.S. Department of the Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The present U.S. federal income tax treatment of owning our common units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. The maintenance of the structure and tax attributes of the KKR Group Partnerships, which comprise our businesses, requires significant monitoring and resources. Failure to maintain this structure could result in material adverse tax consequences.
Our organizational documents and agreements give our Managing Partner broad authority to modify our limited partnership agreement from time to time as our Managing Partner determines to be necessary or appropriate, without the consent of the unitholders, to address changes in U.S. federal, state and local income tax regulations, legislation or interpretation. Without the consent of the unitholders, our Managing Partner may also elect to convert KKR into a corporation or cause KKR to be taxed as a corporation for U.S. federal tax purposes, if certain conditions have been satisfied. The Tax Cuts and Jobs Act, which was enacted in December 2017 and amends various aspects of U.S. federal income tax legislation (the "2017 Tax Act"), increases the likelihood of such a conversion. On February 8, 2018, we announced that our senior management and our Managing Partner's board of directors are evaluating whether to convert from a partnership to a corporation. Such a conversion could be a taxable event to our unitholders where gain or loss is recognized. In addition, a conversion would subject all of our future net income to a level of corporate tax, which may reduce the amount of cash available for distribution or reinvestment and reduce our reported after-tax earnings. In addition, certain exemptions from certain corporate governance requirements of the NYSE would no longer be available to us if we convert to a corporation, and we may undertake significant internal reorganization of our organizational structure, both of which could result in an increase in costs. See "—Risks Related to Our Common Units—As a limited partnership, we qualify for some exemptions from the corporate governance and other requirements of the NYSE." Finally, following a conversion, certain future payments required under our tax receivable agreement could be materially higher than they would have been had we not converted. See "—Risks Related to Our Organizational Structure—We will be required to pay our principals for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we receive in connection with subsequent exchanges of our common units and related transactions" and "Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement."

The U.S. Congress has considered legislation that would have in some cases after a ten-year period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our units, could be reduced.
Some legislative and administrative proposals have provided that, for taxable years beginning after the date of enactment (or in some cases, beginning ten years after the date of enactment), income derived with respect to carried interest would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation is enacted, following such enactment (or such ten-year period), we would be precluded from qualifying as a partnership for U.S. federal income tax purposes. If we were taxed as a U.S. corporation, our effective tax rate would increase significantly. The federal statutory rate for corporations is 21% effective January 1, 2018. In addition, we could be subject to increased state and local taxes. Furthermore, you could be subject to tax on our conversion into a corporation. See "—Our structure implicates complex provisions of U.S. federal income tax laws for which no clear precedent or authority may be available. These structures also are subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis. In addition, we may elect to change our structure at any time."
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
The U.S. Congress, the Organization for Economic Co-operation and Development (the "OECD") and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD has made changes to numerous long-standing tax principles through its base erosion and profit shifting ("BEPS") project, which is focused on a number of issues, including the allocation of profits among affiliated entities in different tax jurisdictions. The OECD released the BEPS package in October 2015, which looks at various different ways in which domestic tax rules around the world, and the bilateral double tax treaties that govern the interplay between them, could be amended to address perceived profit shifting among affiliated entities. Several of the proposed measures, including measures covering treaty abuse (including an anti-abuse "principal purpose" test that would deny treaty benefits to the extent that obtaining such benefit was one of the principal purposes of any arrangement or transaction that resulted directly or indirectly in such benefit), the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. If implemented, these proposals could result in a loss of tax treaty benefits and increased taxes on income from our investments.
A number of European jurisdictions have enacted taxes on financial transactions, and the European Commission has proposed legislation to harmonize these taxes under the so-called "enhanced cooperation procedure," which provides for adoption of EU-level legislation applicable to some but not all EU Member States. Several of these proposals for reform, if enacted by the United States or by other countries in which we or our affiliates invest or do business, could materially and adversely affect our investment returns and could reduce the cash we have available for distributions to unitholders or for other uses by us. It is unclear what any actual legislation could provide, when it would be proposed or what its prospects for enactment could be.
We depend on our founders and other key personnel, the loss of whose services could have a material adverse effect on our business, results of operations and financial condition.
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

Our employees and other key personnel possess substantial experience and expertise and have strong business relationships with investors in our funds and other members of the business community. As a result, the loss of these personnel could jeopardize our relationships with investors in our funds and members of the business community and result in the reduction of AUM or fewer investment opportunities. For example, if any of our key personnel were to join or form a competing firm, our business, results of operations and financial condition could suffer.
Furthermore, the agreements governing our committed capital funds generally provide that in the event certain "key persons" (for example, both of Messrs. Kravis and Roberts for our private equity funds, and, in the case of certain geographically or product focused funds, one or more of the executives focused on such funds) cease to actively manage a fund or be substantially involved in KKR activities, investors in the fund will be entitled to reduce, in whole or in part, their capital commitments available for further investments on an investor-by-investor basis. In the case of certain of our fully paid-up funds, investors may be permitted to terminate their investment in the event a "key persons" provision is triggered, which could possibly lead to a liquidation of those funds. In addition, the occurrence of such a "key person" event could cause us to agree to less favorable ongoing terms with respect to the affected fund. Although we periodically engage in discussions with the limited partners of our funds regarding a waiver of such provisions with respect to executives involved in geographically or product focused funds whose departures have occurred or are anticipated, such waiver is not guaranteed, and our limited partners' refusal to provide a waiver may have a material adverse effect on our revenue, net income and cash flow.
If we cannot retain and motivate our employees and other key personnel and recruit, retain and motivate new employees and other key personnel, our business, results of operations and financial condition could be materially and adversely affected.
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our employees and other key personnel, and to a substantial degree on our ability to retain and motivate our employees and other key personnel and to strategically recruit, retain and motivate new talented employees, including qualified investment professionals. However, we may not be successful in these efforts as the market for talented and qualified candidates is extremely competitive. Our ability to recruit, retain and motivate our employees is dependent on our ability to offer highly attractive incentive opportunities. Under the 2017 Tax Act, investments must be held for more than three years, rather than the prior requirement of more than one year, for carried interest to be treated for U.S. federal income tax purposes as capital gain. The longer holding period requirement may result in some of our carried interest being treated as ordinary income, which would materially increase the amount of taxes that our employees and other key personnel would be required to pay, thereby adversely affecting our ability to offer attractive incentive opportunities. See "—Risks Related to U.S. Taxation." Similarly, changes in the United Kingdom with respect to the taxation of carried interest, including the treatment of certain carried interest returns as income, which became effective from April 6, 2016, may impact our ability to recruit, retain and motivate employees and key personnel in the United Kingdom. In addition, there have been proposed laws and regulations that sought to regulate the compensation of certain of our employees. See "—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business." The loss of even a small number of our investment professionals could jeopardize the performance of our funds and other investment products, which would have a material adverse effect on our results of operations. Efforts to retain or attract employees, including our investment professionals, may result in significant additional expenses, which could materially and adversely affect our profitability.
Many of our employees hold interests in our business through KKR Holdings. These individuals historically received financial benefits from our business in the form of distributions and amounts funded by KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. While all of our employees receive base salaries from us, annual cash bonuses for certain employees were historically borne by KKR Holdings from its cash reserves based upon distributions on a portion of KKR Group Partnership Units held by KKR Holdings. However, many units in KKR Holdings have been allocated to certain employees and non-employee operating consultants, and upon their vesting, distributions on vested units would belong to such unitholders and not be available to fund annual cash bonuses. In addition, under its distribution policy, KKR intends to make equal quarterly distributions to holders of its common units in a fixed amount per common unit per quarter. As a result, to the extent that distributions are made on KKR Group Partnership Units (which are used by KKR to pay such quarterly distributions), the pro rata distributions received by KKR Holdings for KKR Group Partnership Units underlying any unvested KKR Holdings units could be insufficient to fully fund annual cash bonus compensation. In 2017, the amount of such annual cash bonuses borne by KKR Holdings was $5.5 million, and we funded the rest of the cash bonus payments from other sources, including cash from our operations and the carry pool. Although KKR Holdings may fund a larger portion of the cash bonus payments from its cash reserves, if any, in future periods, we likely will continue to utilize our own funds for most, if not all, of the cash bonus payments. In that event, either our profit margins or our employee retention or both may be adversely impacted. There can be no assurance that the carry pool will have sufficient cash available to continue to make such cash payments in the future and fluctuations from the distributions generated from the carry pool, if not offset by funds from other sources, including other performance-based income, could render our compensation less attractive. In any of these circumstances, a higher percentage of our revenue would be paid out in the form of cash compensation, which could have a material adverse impact on our profit margins. Currently 40% or 43%, as applicable, of the carried interest earned from our investment funds is allocated to our carry pool. Our Managing Partner is not permitted under its operating agreement to increase the percentage of carried interest allocable to the carry pool without the consent of a majority of our independent directors. Our carry pool is supplemented by allocating for compensation 40% of the incentive fees that do not constitute carried interest that are earned from investment funds and certain management fee refunds, which percentage may be increased without requiring the consent of a majority of our independent directors under our Managing Partner's operating agreement.
We have granted and expect to grant equity awards from our Equity Incentive Plan, which has caused and will cause dilution. While we evaluate the grant of equity awards from our Equity Incentive Plan to employees on an annual basis, the size of the grants, if any, is made at our discretion, and such grants generally do not require an approval by the independent directors of our Managing Partner's board of directors, except for grants to our executive officers. As we increase the use of equity awards from our Equity Incentive Plan in the future, expense associated with equity-based compensation may increase materially. For example, in connection with compensation in 2017, we allocated equity awards relating to 29.2 million common units under our Equity Incentive Plan and KKR Holdings granted 14.7 million KKR Holdings units to certain senior employees. These KKR Holdings awards were granted from outstanding but previously unallocated units of KKR Holdings, and consequently these grants did not increase the number of KKR Holdings units outstanding or outstanding KKR common units on a fully-diluted basis. See "Executive Compensation—Compensation Discussion and Analysis—Compensation Elements—KKR Holdings Units" for the terms and conditions of such KKR Holdings units. The value of the KKR Holdings units and KKR common units may drop in value or be volatile, which may make our equity less attractive to our employees.
In July 2015, the SEC proposed rules, as mandated by the Dodd-Frank Act, requiring companies to develop and enforce recovery policies that in the event of an accounting restatement, "claw back" from current and former executive officers incentive-based compensation they would not have received based on the restatement. In April and May 2016, the SEC also issued for public comment revised proposed rules designed to prohibit certain incentive-based compensation arrangements deemed to encourage inappropriate risk taking by covered financial institutions by providing "excessive" compensation, fees or benefits or that could lead to material losses. To date, however, the SEC has not adopted the proposed rules. Depending on the outcome of the rule making process, the application of these rules to us could require us to substantially revise our compensation strategy, increase our compensation and other costs, and materially and adversely affect our ability to recruit and retain qualified employees. In addition, less carried interest from the carry pool may be allocated to certain of our employees, which may result in less cash payments to such employees. To the extent our equity incentive or carry pool programs are not effective, we may be limited in our ability to attract, retain and motivate talented employees and other key personnel and we may need to increase the level of cash compensation that we pay.
In addition, there is no guarantee that the confidentiality and restrictive covenant agreements to which our employees and other key personnel are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us. Depending on which entity is a party to these agreements and/or the laws applicable to them, we may not be able to, or may choose not to, enforce them or become subject to lawsuits or other claims, and certain of these agreements might be waived, modified or amended at any time without our consent. Even when enforceable, these agreements expire after a certain period of time, at which point each of our employees and other key personnel are free to compete against us and solicit our fund investors and employees. See "Certain Relationships and Related Transactions, and Director Independence—Confidentiality and Restrictive Covenant Agreements."
We strive to maintain a work environment that reinforces our culture of collaboration, motivation and alignment of interests with fund investors. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could materially and adversely affect our business, results of operations and financial condition.
Operational risks and data security breaches may disrupt our businesses, result in losses or limit our growth.
We rely heavily on our financial, accounting and other data processing systems and on the systems of third parties who provide services to us. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. For example, we face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our Public Markets business is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Our and our third-party service providers' information systems and technology may not continue to be able to accommodate our growth, may not be suitable for new products and strategies and may be subject to security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our business. Furthermore, most of our administrative personnel and our information system and technology infrastructure are located in our New York City office, and any disruption in the operation of, or inability to access, our New York City office could have a significant impact on our business. We are also dependent on an increasingly concentrated group of third-party vendors that we do not control for hosting solutions and technologies. A disaster or a disruption in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, or directly affecting our principal offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. We face various security threats on a regular basis, including ongoing cyber-security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact. We and our employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cyber-security has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cyber-security and protection of personal information, including the General Data Protection Regulation in the European Union that goes into effect in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees' or our fund investors' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees', our fund investors', our counterparties' or third parties' operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures. Finally, we rely on third party service providers for certain aspects of our business, including for certain information systems, technology, administration, tax and compliance matters. Any interruption or deterioration in the performance of these third parties could impair the quality of our and our funds' operations and could impact our reputation and materially and adversely affect our businesses and limit our ability to grow.
Our portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Our funds may invest in strategic assets having a national or regional profile or in infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.
Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.
We intend, to the extent that market conditions warrant, to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies (including investment opportunities in new asset classes), developing new types of investment structures and products (such as separately managed accounts and structured products), and expanding into new geographic markets and businesses. We have in the past opened offices in Asia, the Middle East and Latin America, and also developed a capital markets business in the United States, Europe, the Middle East and Asia-Pacific, which we intend to grow and diversify. We have also launched a number of new investment initiatives in areas such as real estate, energy, infrastructure, growth equity and core investments.
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

We have and may continue to pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners, strategic partnerships or other strategic initiatives, which may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers. For example, we have expanded our European credit business with our acquisition of Avoca in 2014. We have also made minority investments in hedge fund managers, and we have entered into joint ventures with third parties to participate in new real estate investment strategies. On December 11, 2017, we entered into an agreement with FS Investments to form a strategic BDC partnership that will, subject to stockholder approvals and the satisfaction of certain other closing conditions, provide investment advisory services to CCT, CCT II and four BDCs that are currently sponsored by FS Investments. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:

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

•	regulatory scrutiny or litigation exposure due to the activities of the strategic manager partners or joint venture partners.
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
Our growth strategy is based, in part, on the expansion of our platform through selective investment in, and development or acquisition of, businesses and investment strategies complementary to our business. The expansion into new products and geographies has demanded greater management attention and dedication of resources to manage the increasing complexity of operations and regulatory compliance. This growth strategy involves a number of risks, including the risk that: the expected synergies from a newly developed product or strategic alliance will not be realized; the expected results will not be achieved; new strategies are not appropriately planned for or integrated into the firm; the new strategies may conflict, detract from or compete against our existing businesses; the investment process, controls and procedures that we have developed around our existing platform will prove insufficient or inadequate; or our information systems and technology, including related security systems, may prove to be inadequate. We have also entered into strategic investor partnerships and established separately managed accounts, which lack the scale of our traditional funds and are more costly to administer. The prevalence of these accounts may also present conflicts and introduce complexity in the deployment of capital. The offering of investment products to retail investors, including any funds registered under the Investment Company Act, may result in increased compliance and litigation costs. We may also incur significant charges in connection with such investments, which ultimately may result in significant losses and costs. Such losses could adversely impact our business, results of operations and financial condition, as well as harm our professional reputation.
If we are unable to syndicate the securities or indebtedness or realize returns on investments financed with our balance sheet assets, our liquidity, business, results of operations and financial condition could be materially and adversely affected.
Our balance sheet assets provide us with a significant source of capital to grow and expand our business, increase our participation in our transactions and underwrite commitments in our capital markets business. We have used our balance sheet assets to underwrite loans, securities or other financial instruments, which we generally expect to syndicate to third parties. We also entered into an arrangement with a third party that reduces our risk associated with holding unsold securities when underwriting certain debt transactions, which enables our capital markets business to underwrite a larger amount. To the extent that we are unable to syndicate our commitments to third parties or our risk reduction arrangement does not fully perform as anticipated, we may be required to sell such investments at a significant loss or hold them indefinitely. If we are required to retain investments on our balance sheet for an extended period of time, our results would be directly impacted by the performance of such investments and it would also impair our capital markets business' ability to complete additional transactions, either of which could materially and adversely affect our business, results of operations and financial condition.
We generally have a larger balance sheet than many of our competitors, and consequently, the performance of these balance sheet assets has a greater impact on our results of operations. Our success in deploying our balance sheet assets and generating returns on this capital will depend among other things on the availability of suitable opportunities after giving priority in investment opportunities to our advised investment funds, the level of competition from other companies that may have greater financial resources and our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities. To the extent we are unsuccessful in deploying our balance sheet assets, our business and financial results may suffer. In addition, as our balance sheet assets have been a significant source of capital for new strategies, to the extent that such strategies are not successful or our balance sheet assets cease to provide adequate liquidity, we would be limited in our ability to seed new businesses or support our existing business as effectively as contemplated. See "—We may not be successful in executing upon or managing the complexities of new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition."

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business.
Our business is subject to extensive regulation, including periodic examinations, inquiries and investigations by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. federal and state and foreign government agencies and self-regulatory organizations, are empowered to impose fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses and memberships. Any of the foregoing may damage our relationships with existing fund investors, impair our ability to raise capital for successor funds, impair our ability to carry out certain investment strategies, or contravene provisions concerning compliance with law in agreements to which we are a party. Even if a sanction is not imposed or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the regulatory activity or imposition of these sanctions could harm our reputation and cause us to lose existing fund investors or fail to gain new fund investors. In addition, actions by regulators against other investment managers can cause changes in business practices that could materially and adversely affect our business, results of operations and financial condition.
In recent years, the private equity industry has come under increased regulatory and news media scrutiny with governmental officials and regulators, including the SEC, focusing on the private equity industry's fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, particularly co-investment opportunities, and disclosures to fund investors. In recent years, the SEC's focus areas included, among others, the acceleration of monitoring fees, the allocation of broken-deal expenses, the disclosure, use and compensation of operating partners or consultants, outside business activities of firm principals and employees, group purchasing arrangements, disclosure of affiliated service providers, general conflicts of interest disclosures, cyber-security, data privacy and protection, foreign bribery and corruption, and policies covering insider trading, business continuity and transition planning. While it is unclear whether the SEC will continue its pursuit of these or other focus areas, the SEC's examination and enforcement program continues generally to focus on the alternative investment management industry in which we operate.
Any changes or potential changes in the regulatory framework applicable to our business, including the changes and potential changes described below, as well as adverse news media attention, may: impose additional expenses or capital requirements on us; limit our fundraising for our investment products; result in limitations in the manner in which our business is conducted; have an adverse impact upon our results of operations, financial condition, reputation or prospects; impair employee retention or recruitment; and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate. If enacted, any new law, regulation, initiatives or regulatory guidance could negatively impact our funds and us in a number of ways, including: increasing our costs and the cost for our funds of investing, borrowing, hedging or operating; increasing the funds' or our regulatory operating costs; imposing additional burdens on the funds' or our staff; and potentially requiring the disclosure of sensitive information. In addition, we may be materially and adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. New laws, regulations, initiatives or regulatory guidance could make compliance more difficult or more expensive, affect the manner in which we conduct business and divert significant management and operational resources and attention from our business. Moreover, an increase in regulatory investigations and new or enhanced reporting requirements of the trading and other investment activities of alternative investment management funds and firms, including our funds and us, is possible. Such investigations and reporting requirements could impose additional expenses on us, require the attention of senior management, increase the complexity of managing our business, or result in fines or other sanctions if we or any of our funds are deemed to have violated any law or regulations.
Recent and Potential Regulatory Changes in the United States. In recent years, there have been a number of changes in the regulatory framework applicable to our business, including those required under the Dodd-Frank Act. These changes have, among other things: increased regulatory scrutiny of our industry; increased our recordkeeping, reporting and disclosure requirements; and placed restrictions on the growth or type of activities certain financial institutions may pursue. In addition, under the prior administration, regulatory agencies proposed several regulations that, if adopted as proposed, may increase our compliance costs and affect our profitability in various ways. Although the current administration is not presently pursuing all of these proposed regulatory actions, it or future administrations could redirect their attention to these or other areas at any time. We discuss below several recent or potential regulatory changes that may further impact our business.
Financial Stability Oversight Council ("FSOC"). Established under the Dodd-Frank Act, the FSOC is an inter-agency body charged with, among other things, designating systemically important nonbank financial companies for heightened prudential supervision and making recommendations regarding the imposition of enhanced regulatory standards regarding capital, leverage, conflicts and other requirements for financial firms deemed to pose a systemic threat to U.S. financial stability. The FSOC applies a three-stage review process to determine whether to designate a nonbank financial company as systemically important, with the level of scrutiny increasing at each stage. During the first stage, the FSOC applies a broad set of uniform quantitative metrics to identify nonbank financial companies that warrant additional review. In this first stage, the FSOC considers whether a nonbank financial company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps ("CDS") outstanding, derivative liabilities, loans and bonds outstanding, a minimum leverage ratio of total consolidated assets to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities less than 12 months) to total consolidated assets of 10%. A company that meets both the asset test and at least one of the other thresholds will be subject to additional review in Stage 2. While we have less than $50 billion in total consolidated assets as of December 31, 2017 (as currently measured by the FSOC) and we believe we do not currently meet any of the Stage 1 criteria outlined above, those criteria as well as our business may evolve over time. Additional uncertainty is created because the FSOC retains authority to designate any nonbank financial company as systemically important, even if the company does not meet the Stage 1 criteria. Under the prior administration, FSOC focused on potential systemic risks arising from asset management products and activities. It is unclear whether, under the current administration, the FSOC will continue to focus on this area. If the FSOC were to determine that we were a systemically important nonbank financial company, we would become subject to supervision by the U.S. Federal Reserve and a heightened degree of regulation, including more stringent standards relating to capital, leverage, liquidity, risk management, resolution planning, credit exposure reporting and concentration limits, restrictions on acquisitions, and annual stress testing by the U.S. Federal Reserve. There can be no assurance that nonbank financial firms such as us will not become subject to the aforementioned restrictions or other requirements for financial firms deemed to be systemically important to the financial stability of the U.S. economy.
On December 18, 2014, the FSOC issued a notice seeking public comment on potential systemic risks from asset management products and activities, focusing in particular on (1) liquidity and redemption risks, (2) use of leverage, (3) operational functions and (4) resolution-related issues. On November 16, 2016, the FSOC reiterated its focus on these risk areas, as well as securities lending, in a public statement on its review of asset management products and activities. According to the notice and statement, the FSOC has not made any final determination regarding the existence or nature of any potential risks to financial stability posed by the asset management industry.
Regulation of Swaps. As mandated by the Dodd-Frank Act, the Commodity Futures Trading Commission (the "CFTC") has proposed or adopted a series of rules to establish a comprehensive new regulatory framework for swaps. Under Title VII of the Dodd-Frank Act, the CFTC has assumed regulatory authority over many types of swaps. As a result:

•
Operating pooled funds that trade swaps, or providing investment advice to clients that trade swaps is a basis for registration with the CFTC, absent an applicable exemption. Although not mandated by the Dodd-Frank Act, the CFTC in 2012 issued a final rule that rescinded an exemption from CFTC registration for commodity pool operators in connection with privately offered funds. Operating our funds in a manner consistent with one or more exemptions from registration with the CFTC may limit the activities of certain of our funds, and monitoring and analysis of these exemptions requires management and operational resources and attention. Registration with the CFTC, if required, could impact our operations and add additional costs associated with ongoing compliance.

•
The Dodd-Frank Act also imposes regulatory requirements on the trading of swaps, including requirements that most swaps be executed on an exchange or "swap execution facility" and cleared through a central clearing house. Although these requirements presently apply only to certain classes of interest rate swaps and CDS, the CFTC may mandate central execution and clearing with respect to additional classes of swaps in the future.

•
CFTC regulations employ quantitative tests and thresholds to determine whether entities are "swap dealers" or "major swap participants" that must register in the appropriate category and comply with capital, margin, record keeping, reporting and business conduct rules. Our funds could become subject to the requirement to register as major swap participants due to changes to the funds' investment strategy or valuations, or revisions to the thresholds for registration.

•
On December 5, 2016, the CFTC re-proposed rules instituting position limits on certain physical commodity futures contracts that, if finalized as proposed, would limit positions in 28 agricultural, energy and metals commodities, including swaps, futures and options that are economically equivalent to those commodity contracts. On the same day, the CFTC finalized rules that require commonly owned and commonly controlled accounts and entities to aggregate positions, absent an exemption, for position limit purposes. While these final aggregation rules currently apply only to agricultural products for CFTC purposes, the CFTC may expand them to cover oil and gas and other commodities, which could materially and adversely impact our private equity and energy funds. Moreover, the futures exchanges already apply similar aggregation rules to trading in oil, gas and other commodity futures. If the proposed position limits rules are adopted in substantially the form proposed and if the final aggregation rules are applied in a way such that we do not qualify for an exemption, we could be required to aggregate the positions of our various investment funds and the positions of our portfolio companies for which we control trading, which in turn may require us and our portfolio companies to limit our trading activities, and impact the ability of our investment funds to invest or remain invested in certain derivatives, or engage in otherwise profitable acquisitions in particular industries. The Dodd-Frank Act also requires the SEC to establish position limits on security-based swaps, which rules could have a similar impact on our business.

•
The CFTC and banking regulators have adopted, and the SEC has proposed, rules regarding margin and capital requirements for most uncleared or "over-the-counter" swaps. These rules generally require swap dealers and major swap participants to collect and post a minimum amount of margin when trading with other covered entities and financial end-users. These requirements could increase the cost of trading in the derivative markets, which could in turn make it more expensive and difficult for us or our funds to enter into swaps and other derivatives in the normal course of our business and reduce the effectiveness of the funds' and our investment strategies. In certain cases, using non-deliverable forward transactions to hedge non-deliverable currencies such as the Indian rupee, South Korean won, Malaysian ringgit and Indonesian rupiah may be cost prohibitive or impractical to execute, because of the margin requirements or capital reserve required to be held against potential derivative liabilities. These rules could also adversely impact liquidity in derivatives markets, which could expose our funds and us to greater risks and reduce hedging opportunities in connection with their trading activities. Variation margin requirements for uncleared swaps became effective in 2017, and initial margin requirements for uncleared swaps are expected to be phased in through 2020, depending on the aggregate notional amount of over-the-counter swaps traded by the funds and us.

•
In September 2016, the U.S. Federal Reserve issued for public comment a proposed rule that, if adopted as proposed, would impose significant capital and other prudential requirements on the physical commodities activities of certain banking organizations. The implementation of these or other new regulations could increase the cost of trading in the commodities and derivative markets, which could in turn make it more expensive and difficult for us or our funds to enter into swaps and other derivatives in the normal course of our business. Moreover, these increased regulatory responsibilities and increased costs could reduce trading levels in the commodities and derivative markets by a number of market participants, which could in turn adversely impact liquidity in the markets and expose our funds to greater risks in connection with their trading activities.

Asset-Backed Securities Risk Retention Requirement. Rules adopted by the SEC and federal banking and housing agencies implementing the Dodd-Frank Act's five percent risk retention requirement for originators of asset-backed securities became fully effective on December 24, 2016. The risk retention rules require a "securitizer" or "sponsor" (which, in the case of a CLO, is considered the collateral manager) to retain directly or through a majority-owned affiliate, at least 5% of the credit risk of the securitized assets. These rules could materially and adversely affect the profitability of our CLO activities and may adversely affect the leveraged loan market generally, including the primary or secondary market for CLO securities, including the level of liquidity and trading of CLO securities, which in turn could materially and adversely affect our CLO management business. In addition, certain of our affiliates have been required to execute agreements agreeing to certain undertakings intended to ensure that the CLOs comply with the risk retention rules. In the event one of our affiliates breaches one or more of such undertakings, we or such affiliates could be exposed to claims by the other parties, including for any losses incurred as a result of such breach. On February 9, 2018, The U.S. Court of Appeals for the District of Columbia ruled that CLO managers of open-market CLOs are not subject to the risk retention requirement; however, the decision is subject to further judicial review if federal agencies decide to seek rehearing in court. The implications on our CLO business are unclear, given the near- and long-term uncertainty regarding the validity of the rule.
Other Regulations under the Dodd-Frank Act. The Dodd-Frank Act amended the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower. In addition, in October 2011, the SEC adopted a rule requiring certain advisers to private funds to periodically file reports on Form PF, as required under the Dodd-Frank Act. Large private fund advisers including advisers with at least $1.5 billion in assets under management attributable to hedge funds and advisers with at least $2 billion in assets under management attributable to private equity funds are subject to more detailed and in certain cases more frequent reporting requirements. The information is to be used by the FSOC in monitoring risks to the U.S. financial system. These regulations increase our compliance costs and could result in adverse regulatory actions against us.
Although it is possible that Congress or the current administration could modify and relax regulatory requirements and restrictions that were adopted in response to the financial crisis, the timing and scope of such modifications remain uncertain and may not materialize.

EU-Wide Regulations. The EU Alternative Investment Fund Managers Directive (the "AIFMD") entered into effect on July 22, 2013. The AIFMD establishes a comprehensive regulatory and supervisory framework for alternative investment fund managers ("AIFMs") managing or marketing alternative investment funds ("AIFs") in the European Union. The AIFMD imposes various substantive requirements on authorized AIFMs including rules on the structure of remuneration for certain personnel that are similar to those applicable under CRD III and IV (each as defined below), a threshold for regulatory capital, an obligation to appoint a depositary, reporting obligations in respect of controlled EU portfolio companies and increased transparency towards investors and regulators and allows authorized AIFMs to market AIFs to professional investors throughout the European Union under an "EU passport." The EU passport is not currently available to non-EU AIFMs or to EU AIFMs marketing non-EU AIFs, thereby restricting those persons to marketing under the national private placement regimes of EU Member States.
Although a subsidiary of ours is registered as an AIFM with the Central Bank of Ireland, we may not be able to benefit from the EU marketing passport under the AIFMD for all of our funds, and the EU marketing passport may not apply to marketing to investors in the United Kingdom when its withdrawal from the European Union becomes effective. See "—Brexit" below. The AIFMD, Commission Delegated Regulation (EU) No 231/2013 and EU Member State implementing measures could have a material adverse effect on our businesses by, among other things, (i) imposing disclosure obligations and restrictions on distributions by EU portfolio companies of the funds we manage, (ii) potentially requiring changes in our compensation structures for key personnel, thereby potentially affecting our ability to recruit and retain these personnel, (iii) increasing the cost and complexity of raising capital for our funds, which may slow the pace of fundraising, and (iv) generally increasing our compliance costs. In addition, there are areas of the AIFMD that are subject to legal uncertainty, including the scope of the legal structures qualifying as AIFs whose management and marketing requires authorization, and failure to comply even in areas where there is legal uncertainty can result in enforcement action, including, but not limited to, fines.
The AIFMD is currently subject to a legislative review by the European Commission. The outcome of that review is expected during the course of 2018 and it is not currently clear what changes to the AIFMD, if any, may be implemented and what impact any such changes would have on our business.
In July 2014, revisions to the Markets in Financial Instruments Directive (known as "MiFID I"), consisting of the revised directive, "MiFID II," and a new related regulation, "MiFIR," came into force. MiFID II and MiFIR apply to our operations from January 2018. MiFID II and MiFIR further enhance the EU regulatory framework for the provision of investment services and trading in financial instruments by introducing a number of requirements in regards to transaction reporting, transparency, market infrastructure, securities and derivatives trading, and conduct of business rules, including new harmonized rules for authorization of EU branches of third-country firms seeking to provide certain investment services in the European Union. The application of MiFID II and MiFIR will result in new regulatory burdens on a number of our subsidiaries, which could result in increased costs, and any failure to comply with the new requirements, even in areas where there is legal uncertainty, could result in enforcement action, including, but not limited to, fines.
In the European Union, credit institutions and certain investment firms are subject to the provisions of the Capital Requirements Directive IV ("CRD IV") and the Capital Requirements Regulation. These pieces of legislation implement the capital and liquidity standards promulgated by the Basel Committee on Banking Supervision (commonly referred to as "Basel III"), and impose various governance and remuneration obligations. CRD IV has enhanced our financial reporting obligations and subjected us to new reporting requirements, which increases costs and the risk of non-compliance. Compliance with Basel III may result in significant costs to banking organizations, which, in turn, could result in higher borrowing costs for us and our portfolio companies, and may reduce access to certain types of credit.
Two of our subsidiaries (established in the UK and Ireland) are subject to the remuneration-related requirements of CRD IV, as well as similar requirements under the AIFMD. Additionally, the European Banking Authority has published final guidelines on sound remuneration policies under CRD IV which set out the requirements for remuneration policies, group application and proportionality, along with criteria for the allocation of remuneration as fixed and variable and details on the disclosures required under the Capital Requirements Regulation. These measures required changes in our compensation structures for key personnel, thereby potentially affecting these subsidiaries' ability to recruit and retain these personnel.
Other EU bank regulatory initiatives that could result in higher borrowing costs for us and our portfolio companies or reduce access to certain types of credit include the European Banking Authority's guidelines on limits to exposures to shadow banking entities which carry out banking activities outside a regulated framework under EU law (including funds employing leverage on a substantial basis, within the meaning of AIFMD and its implementing rules, and credit funds), which entered into force on January 1, 2017, and guidelines on leveraged lending, proposed in November 2016 and modeled on U.S. leveraged lending guidelines.

CRD IV and the Capital Requirements Regulation are in the process of being amended, and while the amended measures are likely to impact our business in similar ways to those described above, the extent of that impact cannot yet be determined.
In August 2012, the regulation on OTC Derivatives, Central Counterparties and Trade Repositories (also known as the European Market Infrastructure Regulation, or "EMIR") became effective. EMIR applies to derivatives transactions in which one of the parties is established in the European Union, and may in some circumstances apply to transactions between two non-EU counterparties where these contracts have a direct, substantial and foreseeable effect within the European Union. The European Commission adopted an equivalence decision for the United States in March 2016. However, ongoing regulatory uncertainty regarding the interaction between U.S. and EU requirements for central clearing and related activities could result in duplicative regulatory obligations in the two jurisdictions and could increase our costs of compliance. The implementation of any new regulations could increase the cost of trading in the commodities and derivative markets, which could in turn make it more expensive and difficult for us or our funds to enter into swaps and other derivatives in the normal course of our business. Moreover, these increased regulatory responsibilities and increased costs could reduce trading levels in the commodities and derivative markets by a number of market participants, which could in turn adversely impact liquidity in the markets and expose our funds to greater risks in connection with their trading activities.
A number of other EU financial regulatory initiatives have the potential to materially and adversely affect our business. Future acquisitions by KKR or our funds could lead to application of the European Union's Financial Conglomerates Directive, which introduced a prudential regime for financial conglomerates to address perceived risks associated with large cross-sector businesses, and could increase the costs of investing in insurance companies and banks in the European Union. Other recent EU financial regulatory initiatives such as the Short Selling Regulation, which limits naked short selling of sovereign bonds and stocks, the Bank Recovery and Resolution Directive, which established a recovery and resolution framework for EU credit institutions and investment firms, and a new regulation on reporting and transparency of securities financing transactions, which requires all such transactions to be reported to trade repositories, places additional reporting requirements on investment managers and introduces prior risk disclosures and written consent before assets are rehypothecated, may all impact the complexity and cost of conducting our business in the European Union. The European Union has adopted, and may in the future adopt, additional risk retention and due diligence requirements in respect of various types of EU-regulated investors that, among other things, restrict investors from taking positions in securitization, increase the capital costs of originator, sponsor or original lender of a securitization, and require retaining a larger net economic interest in the securitization, which may adversely affect the profitability of us, our funds or our CLOs and the leveraged loan market generally. The implementation of these new requirements could increase our and our funds' or CLOs' costs and the complexity of managing our business and could result in fines if we or any of our funds or CLOs were deemed to have violated any of the new regulations.
In May 2016, the European Union adopted the General Data Protection Regulation, which will impose stringent data protection requirements and will provide for significant penalties for noncompliance beginning in May 2018. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, could result in additional cost and liability and could damage our reputation and materially and adversely affect our business.
Brexit. On March 29, 2017, the government of the United Kingdom made a formal notification to the European Council under Article 50 of the Treaty of the European Union, which triggered a two-year period during which the terms of the United Kingdom's exit from the European Union, commonly known as "Brexit," will be negotiated. The final terms of the United Kingdom's exit from the European Union are, and will remain for the immediate future, unclear, and the resulting legal and regulatory uncertainty may impact our business in a number of ways, not all of which are currently readily apparent. Such uncertainty may adversely affect the valuation of our investments that are located in United Kingdom, or those that conduct business in or derive revenues from, the United Kingdom. Following the Brexit, certain of our entities authorized and regulated by the Financial Conduct Authority may no longer be able to avail themselves of passporting rights to provide services in other EU Member States under various pieces of EU legislation, while our Central Bank of Ireland-authorized AIFM may no longer benefit from the EU marketing passport to market products to investors in the United Kingdom. These changes may increase the cost of raising capital, underwriting and distributing securities and conducting business generally and interfere with our ability to market our products and provide our services. Changes in regulation may also impair our ability to recruit, retain and motivate new employees and retain key employees. The United Kingdom's exit could also lead to instability in the European Union, including potential withdrawal by other Member States, which would greatly amplify the adverse events described in this paragraph.
Other Regulations of the Financial Markets. Certain requirements imposed by regulators are designed primarily to ensure the integrity of the financial markets and are not designed to protect holders of interests in our business or our funds. Consequently, these regulations often serve to limit our activities. In addition to many of the regulations and proposed regulations described above under "—Recent and Potential Regulatory Changes in the United States" and "—EU-Wide

Regulations," U.S. federal bank regulatory agencies and the European Central Bank have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage, although in the United States, pursuant to a determination by the U.S. Government Accountability Office in October 2017 that guidance is subject to Congressional review pursuant to the Congressional Review Act before it becomes effective. If upheld in its current form, such guidance would limit the amount or availability of debt financing available to borrowers and may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer. It is unclear whether or how the Congressional review will impact the guidance in the United States.
In 2016, the U.S. Department of Labor (the "DOL") issued a final rule that, among other things, expanded the definition of an "investment advice fiduciary" under U.S. Employee Retirement Income Security Act of 1974 ("ERISA") to potentially include certain investment advisers and other intermediaries who recommend investments to employee benefit plans and individual retirement accounts as fiduciaries to such plans and accounts. The rule, if implemented as first issued by the DOL, could potentially limit our ability to distribute our products to certain investors. On February 3, 2017, President Trump issued a memorandum asking the DOL to examine the final rule, and subsequently, the DOL delayed the applicability date to July 1, 2019 while it determines whether to revise or repeal the rule. It is impossible to predict whether the rule will be implemented in current or revised form, or at all, and if adopted, the timing of the implementation.
In addition, in 2016, the SEC proposed a rule that would require registered investment advisers to adopt and implement written business continuity plans and transition plans based upon the particular risks associated with the individual adviser's operations and address several specified factors. Under the current administration, there is some uncertainty as to whether the proposed rule will be adopted as proposed or at all. While it remains to be seen what the final rule, if adopted, will require, compliance with such a rule may impose additional costs on us.
Certain of the funds we manage that engage in originating, lending and/or servicing loans, may consider investments that would subject us to state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of their business. If our funds make these investments, they may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the Consumer Financial Protection Bureau. These state and federal regulatory programs are designed to protect borrowers.
State and federal regulators and other governmental entities have authority to bring administrative enforcement actions or litigation to enforce compliance with applicable lending or consumer protection laws, with remedies that can include fines and monetary penalties, restitution of borrowers, injunctions to conform to law, or limitation or revocation of licenses and other remedies and penalties. In addition, lenders and servicers may be subject to litigation brought by or on behalf of borrowers for violations of laws or unfair or deceptive practices. If we enter into transactions that subject us to these risks, failure to conform to applicable regulatory and legal requirements could be costly and have a detrimental impact on certain of our funds and ultimately on us
Portfolio Company Legal and Regulatory Environment. We are subject to certain laws, such as certain environmental laws, takeover laws, anti-bribery, anti-money laundering and anti-corruption laws, escheat or abandoned property laws, antitrust laws and data privacy and data protection laws that may impose requirements on us and our portfolio companies as an affiliated group. As a result, we could become jointly and severally liable for all or part of fines imposed on our portfolio companies or be fined directly for violations committed by portfolio companies, and such fines imposed directly on us could be greater than those imposed on the portfolio company. Moreover, portfolio companies may seek to hold us responsible if any fine imposed on them is increased because of their membership in a larger group of affiliated companies. For example, on April 2, 2014, the European Commission announced that it had fined 11 producers of underground and submarine high voltage power cables a total of 302 million euro for participation in a ten-year market and customer sharing cartel. Fines were also imposed on parent companies of the producers involved, including Goldman Sachs, the former parent company of one of the cartel members. In addition, compliance with certain laws or contracts could also require us to commit significant resources and capital towards information gathering and monitoring thereby increasing our operating costs. For example, because we may indirectly hold voting securities in public utilities subject to regulation by the Federal Energy Regulatory Commission ("FERC"), including entities that may hold FERC authorization to charge market-based rates for sales of wholesale power and energy, we may be subject to certain FERC regulations, including regulations requiring us and our portfolio companies to collect, report and keep updated substantial information concerning our ownership of such voting interests and voting interests in other related energy companies, corporate officers, and our direct and indirect investment in such utilities and related companies. Such rules may subject our portfolio companies and us to costly and burdensome data collection and reporting requirements.
In the United States, certain statutes may subject us or our funds to the liabilities of our portfolio companies. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also referred to as the "Superfund,"

requires cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes the U.S. Environmental Protection Agency to take any necessary response action at Superfund sites, including ordering potentially responsible parties liable for the release to pay for such actions. Potentially responsible parties are broadly defined under CERCLA and could include us.
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
We regularly rely on exemptions in the United States from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and ERISA in conducting our investment management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to additional restrictive and costly registration requirements, regulatory action or third-party claims and our business could be materially and adversely affected. For example, in raising new funds, we typically rely on private placement exemptions from registration under the Securities Act, including Rule 506 of Regulation D. However, Rule 506 becomes unavailable to issuers (including our funds) if the issuer or any of its "covered persons" (certain officers and directors and also certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the issuer) has been the subject of a "disqualifying event," which includes a variety of criminal, regulatory and civil matters (so-called "bad actor" disqualification). If our funds or any of the covered persons associated with our funds is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new funds, and, therefore, could materially and adversely affect our business, results of operations and financial condition. In addition, if certain of our employees or any potential significant investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation or make it more difficult to raise new funds. See "—Risks Related to Our Organizational Structure—If we were deemed to be an 'investment company' subject to regulation under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business."
We are and will become further subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform to include retail investors. For example, funds in our Public Markets segment are registered under the Investment Company Act as management investment companies. These funds and KKR Credit Advisors (US) LLC, which currently serves as their investment adviser (or in the case of CCT II, as its sub-adviser), are subject to the Investment Company Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company (or BDC) and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. As our business expands we may be required to make additional registrations under the Investment Company Act or similar laws, including in jurisdictions outside the United States. Compliance with these rules will increase our compliance costs and create potential for additional liabilities and penalties the management of which would divert management's attention from our business and investments.

Rule 206(4)-5 under the Investment Advisers Act regulates "pay to play" practices by investment advisers involving campaign contributions and other payments to elected officials or candidates for political office who are able to exert influence on government clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser's employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. There has also been similar rule-making on a state-level regarding "pay to play" practices by investment advisers, including in California and New York. FINRA has released its own set of "pay to play" regulations that effectively prohibit the receipt of compensation from state or local government agencies for solicitation and distribution activities within two years of a prohibited contribution by a broker-dealer or one of its covered associates. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.
Federal, state and foreign anti-corruption and sanctions laws applicable to us and our portfolio companies create the potential for significant liabilities and penalties and reputational harm.
We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA"), as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control ("OFAC"), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies' transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.
The Iran Threat Reduction and Syrian Human Rights Act of 2012 ("ITRA") expanded the scope of U.S. sanctions against Iran require public reporting companies to disclose in their annual or quarterly reports certain dealings or transactions the company or its affiliates "knowingly" engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRA requires companies to disclose these types of dealings or transactions even if they are permissible under U.S. law or are conducted outside of the United States by a foreign affiliate. If any such activities are disclosed in a periodic report, we are required to separately file, concurrently with such report, a notice of such disclosure. The SEC is required to post this notice on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.
Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire.
We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
The activities of our businesses, including the investment decisions we make and the activities of our employees in connection with our portfolio companies, may subject us and them to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of our funds, holders of our or our portfolio companies' debt or equity, and a variety of other potential litigants. See the section entitled "Litigation" appearing in Note 18 "Commitments and

Contingencies" to our consolidated financial statements included elsewhere in this report. For example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities of our funds and actions taken by the officers and directors (some of whom may be KKR employees) of portfolio companies, such as lawsuits by other shareholders of our public portfolio companies or holders of debt instruments of companies in which our funds have significant investments. We are also exposed to risks of litigation, investigation or negative publicity in the event of any transactions that are alleged not to have been properly considered and approved under applicable law.
Although investors in our funds do not have legal remedies against us, the general partners of our funds, our funds, our employees or our affiliates solely based on their dissatisfaction with the investment performance of those funds, such investor may have remedies against us, the general partners of our funds, our funds, our employees or our affiliates to the extent any losses result from fraud, negligence, willful misconduct or other similar misconduct. While the general partners and investment advisers to our investment funds, including their directors, officers, employees and affiliates, are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our investment funds, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.
If any civil or criminal lawsuits were brought against us and resulted in a finding of substantial legal liability or culpability, the lawsuit could materially and adversely affect our business, results of operations and financial condition or cause significant reputational harm to us, which could seriously impact our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain fund investors and qualified professionals and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
With a workforce composed of many highly-paid professionals, we face the risk of litigation relating to claims for compensation or other damages, which may, individually or in the aggregate, be significant in amount. The cost of settling any such claims could negatively impact our business, results of operations and financial condition.
Certain types of investment vehicles may subject us to additional risk of litigation and regulatory scrutiny.
We have formed and may continue to form investment vehicles seeking investment from retail investors, which may subject us to additional risk of litigation and regulatory scrutiny. See "—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business." We have and expect to continue to distribute products through new channels, including through unaffiliated firms, and we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner. The distribution of products through new channels whether directly or through market intermediaries, including in the retail channel, could expose us to additional regulatory risk in the form of allegations of improper conduct and/or actions by state and federal regulators against us with respect to, among other things, product suitability, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels.
In addition, investment adviser subsidiaries of KKR externally manage a number of publicly traded permanent capital vehicles, including KREF (a REIT listed on the NYSE), CCT (a BDC listed on the NYSE) and KKR Income Opportunities Fund (a closed-end management investment company). We may enter into new investment management agreements with other publicly traded permanent capital vehicles in the future. Publicly traded permanent capital vehicles allow us to invest in longer-term strategies and secure stable fee streams, while providing liquidity to such vehicle's equity investors. However, these vehicles are subject to the heightened regulatory requirements applicable to public companies, including compliance with the laws and regulations of the SEC, the Exchange Act, the Sarbanes-Oxley Act of 2002 and the national securities exchanges on which their securities are listed, among others. These requirements will place increased demands on senior employees, require administrative, operational and accounting resources, and incur significant expenses. Failure to comply with these requirements could result in a civil lawsuit, regulatory penalties, enforcement actions, or potentially lead to suspension of trading or de-listing from an exchange. Furthermore, if the shareholders of these vehicles were to be dissatisfied with the investment performance or disagree with investment strategies employed by us, they may seek to cause the board of directors of the relevant vehicle to terminate the investment management agreement with us or change the terms of such agreement in a manner that is less favorable to us. As publicly traded entities, these permanent capital vehicles also face additional litigation risk, including class actions and other shareholder lawsuits, which would distract senior employees, including investment professionals.
Misconduct of our employees, consultants or sub-contractors or by our portfolio companies could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.
There is a risk that our employees, consultants or sub-contractors could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our business and our authority over the assets we manage. The violation of these obligations and standards by any of our employees, consultants or sub-contractors would adversely affect our clients and us. We may also be adversely affected if there is misconduct by senior management of portfolio companies in which we invest, even though we may be unable to control or mitigate such misconduct. Such misconduct may also negatively affect the valuation of the investments in such portfolio companies. Our current and former employees, consultants or sub-contractors and those of our portfolio companies may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our and such portfolio company's brand and reputation. Furthermore, our business often requires that we deal with confidential matters of great significance to companies in which we may invest. If our employees, consultants or sub-contractors were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation or investigation. It is not always possible to detect or deter such misconduct, and the precautions we take may not be effective in all cases. If any of our employees, consultants or sub-contractors or the employees of portfolio companies were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected.
Underwriting, syndicating and securities placement activities expose us to risks.
KKR Capital Markets LLC and our other broker-dealer subsidiaries may act as an underwriter, syndicator or placement agent in securities offerings and, through affiliated entities, loan syndications. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness we purchased or placed as an underwriter, syndicator or placement agent at the anticipated price levels or at all. As an underwriter, syndicator or placement agent, we also may be subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite, syndicate or place. In certain situations, our broker-dealer subsidiaries may have liabilities arising from transactions in which our investment fund may participate as a purchaser of securities, which could constitute a conflict of interest or subject us to damages or reputational harm.
We are subject to risks in using third-party service providers, including prime brokers, custodians, administrators and other agents.
Certain of our investment funds and our principal trading activities depend on the services of third-party service providers, including prime brokers, custodians, administrators and other agents, to carry out administrative or other services, including valuations, securities transactions, tax preparation and government filings. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our fund investors to reputational damage, penalties or losses. We may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers.
Furthermore, in the event of the insolvency of a prime broker and/or custodian, our funds may not be able to recover equivalent assets in full as they will rank among the prime broker's and custodian's unsecured creditors in relation to assets that the prime broker or custodian borrows, lends or otherwise uses. In addition, our and our funds' cash held with a prime broker or custodian may not be segregated from the prime broker's or custodian's own cash, and our funds therefore may rank as unsecured creditors in relation to that cash. The inability to recover assets from the prime broker or custodian could have a material adverse impact on the performance of our funds and our business, results of operations and financial condition. Counterparties have generally reacted to recent market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available and increasing the costs of borrowing. Many of our funds have credit lines, and if a lender under one or more of these credit lines were to become insolvent, we may have difficulty replacing the credit line and one or more of our funds may face liquidity problems.
Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large market participant could lead to significant liquidity problems for other market participants, which may in turn expose us to significant losses. We may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not have taken sufficient action to reduce these risks effectively, which, if left unmitigated, could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to the Assets We Manage
As an investment manager, we sponsor and manage funds that make investments worldwide on behalf of third-party investors and, in connection with those activities, are required to deploy our own capital in those investments. The investments of these funds are subject to many risks and uncertainties which, to the extent they are material, are discussed below. In addition, we have investments on our balance sheet, which we manage for our own behalf. These risks, as they apply to our balance sheet investments, may have a greater impact on our results of operations and financial conditions as we directly bear the full risk of our balance sheet investments. As a result, the gains and losses on such assets are reflected in our net income and the risks set forth below relating to the assets that we manage will directly affect our operating performance.
The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or our balance sheet investments, of our future results or the performance of our common units.
We have presented in this report certain information relating to our investment returns, such as net and gross IRRs, multiples of invested capital and realized and unrealized investment values for funds that we have sponsored and managed. The historical and potential future returns of the funds that we manage are not directly linked to returns on KKR Group Partnership Units.
Moreover, historical returns of our funds may not be indicative of the future results that you should expect from our funds or our balance sheet investments. In particular, the future results may differ significantly from their historical results for the following reasons, among others:

•
the rates of returns of our funds reflect unrealized gains as of the applicable valuation date that may never be realized, which may adversely affect the ultimate value realized from those funds' investments;

•
the historical returns that we present in this report derive largely from the performance of our earlier private equity funds, whereas future fund returns will depend increasingly on the performance of our newer funds, which may have little or no investment track record, and in particular, you will not benefit from any value that was created in our funds prior to the KPE Transaction to the extent such value has been realized and we may be required to repay excess amounts previously received in respect of carried interest in our funds if, upon liquidation of the fund, we have received carried interest distributions in excess of the amount to which we were entitled;

•
the future performance of our funds will be affected by macroeconomic factors, including negative factors arising from disruptions in the global financial markets that were not prevalent in the periods relevant to the historical return data included in this report;

•
in some historical periods, the rates of return of some of our funds have been positively influenced by a number of investments that experienced a substantial decrease in the average holding period of such investments and rapid and substantial increases in value following the dates on which those investments were made; those trends and rates of return may not be repeated in the future as the actual or expected length of holding periods related to investments is likely longer than such historical periods;

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

In addition, our historical rates of return reflect our historical cost structure, which has varied and may vary further in the future. Certain of our newer funds, for example, have lower fee structures and also have performance hurdles. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industry sectors and businesses in which a particular fund invests and changes in laws. See "—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition."

Valuation methodologies for certain assets in our funds and on our balance sheet can be subjective and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds and us.
There are no readily ascertainable market prices for a substantial majority of illiquid investments of our investment funds, our finance vehicles or other assets on our balance sheet. When determining fair values of investments, we use the last reported market price as of the statement of financial condition date for investments that have readily observable market prices. When an investment does not have a readily available market price, the fair value of the investment represents the value, as determined by us in good faith, at which the investment could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. There is no single standard for determining fair value in good faith and in many cases fair value is best expressed as a range of fair values from which a single estimate may be derived. When making fair value determinations for our private equity investments, we typically use a market multiples approach that considers a specified financial measure (such as EBITDA) and/or a discounted cash flow analysis. Real asset investments in infrastructure, energy and real estate are valued using one or more of the discounted cash flow analysis, market comparables analysis and direct income capitalization, which in each case incorporates significant assumptions and judgments, and in certain cases may utilize the services of independent valuation firms. Credit investments are valued using values obtained from dealers or market makers, and where these values are not available, credit investments are valued by us based on ranges of valuations determined by an independent valuation firm.
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
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of investments reflected in an investment fund's or finance vehicle's net asset value ("NAV") do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund or finance vehicle when such investments are realized. For example, there may be liabilities such as unknown or uncertain tax exposures with respect to investments, especially those outside the United States, which may not be fully reflected in valuations. Realizations at values significantly lower than the values at which investments have been reflected in prior fund NAVs would result in losses for the applicable fund and the loss of potential carried interest and other fees. Also, if realizations of our investments produce values materially different than the carrying values reflected in prior fund NAVs, fund investors may lose confidence in us, which could in turn result in difficulty in raising capital for future funds.
In addition, because we value our entire portfolio only on a quarterly basis, subsequent events that may have a material impact on those valuations may not be reflected until the next quarterly valuation date.

Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition.
Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition. For example:

•
Global equity markets, which may be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize market multiples (i.e. stock price of comparable companies divided by earnings or cash flow) as a critical input to ascertain fair value of our investments that do not have readily observable market prices. In addition, the valuation for any particular period may not be realized at the time of disposition. For example, because our private equity funds often hold very large amounts of the securities of their portfolio companies, the disposition of these securities often takes place over a long period of time, which can further expose us to volatility risk. In addition, the receptivity of equity markets to initial public offerings, as well as subsequent secondary equity offerings by companies already public, impacts our ability to realize investment gains. Unfavorable market conditions, market volatility and other factors may also adversely impact our strategic manager partnerships with third-party hedge fund managers by influencing the level or pace of subscriptions or redemptions from the funds managed by our partners.

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

•
Conditions in commodity markets impact the performance of our portfolio companies and other investments in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors. If our funds' operator or our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of our funds or such portfolio companies, our funds or such portfolio companies could experience lower operating income which may in turn reduce the valuation of such funds' investments or those portfolio companies. The value of energy investments generally increase or decrease with the increase or decrease, respectively, of energy commodity prices and in particular with long-term forecasts for such energy commodity prices. Given our investments in oil and gas companies and assets, the value of this portfolio and the investment income we realize is sensitive to oil and gas prices. The volatility of commodity prices also makes it difficult to predict commodity price movements. Apart from our energy investments, a number of our other investments may be dependent to varying degrees on the energy sector through, for example, the provision of equipment and services used in energy exploration and production. These companies may benefit from an increase or suffer from a decline in commodity prices.

Changes in these factors can have a significant effect on the results of the valuation methodologies used to value our portfolio, and our reported fair values for these assets could vary materially if these factors from prior quarters were to change significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
Global and regional economic conditions have a substantial impact on the value of investments. See "—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition."
Dependence on significant leverage in investments by our funds and our balance sheet assets could adversely affect our ability to achieve attractive rates of return on those investments.
Because many of our funds' investments and our balance sheet investments often rely heavily on the use of leverage, our ability to achieve attractive rates of return will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, our credit funds use varying degrees of leverage when making investments. Similarly, in many private equity investments, indebtedness may constitute 70% or more of a portfolio company's total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company's indebtedness may also increase in recapitalization transactions subsequent to the company's acquisition. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our funds and our portfolio companies. U.S. federal bank regulatory agencies and the European Central Bank have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance limits the amount or availability of debt financing and may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer.
In addition, the 2017 Tax Act has limited the tax deductibility of interest, which could have a material adverse effects on us. See "—Risks Related to U.S. Taxation—Comprehensive U.S. federal income tax reform tax legislation became effective in 2018, which could have a material effect on us."
An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness such as we experienced during the global financial crisis in 2008 and 2009 would make it more expensive to finance those investments. In addition, increases in interest rates could decrease the value of fixed-rate debt investments that our balance sheet assets, finance vehicles or our funds make. Increases in interest rates could also make it more difficult to locate and consummate private equity and other investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Capital markets are volatile, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment.
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

A leveraged company's income and equity also tend to increase or decrease at a greater rate than would otherwise be the case if money had not been borrowed. As a result, the risk of loss associated with a leveraged company is generally greater than for comparable companies with comparatively less debt. For example, leveraged companies could default on their debt obligations due to a decrease in revenues and cash flow precipitated by an economic downturn or by poor relative performance at such a company. Similarly, the leveraged nature of some of our investments in real assets increases the risk that a decline in the fair value of the underlying real asset will result in their abandonment or foreclosure. For example, if the property-level debt on a particular investment has reached its maturity and the underlying asset value has declined below its debt-level, we may, in absence of cooperation by the lender in regards to a partial debt-write-off, be forced to put the investment into liquidation. In addition, the 2017 Tax Act partially limits the deductibility of interest payments. See "Risks Related to Our Business—Additional proposed changes in the U.S. and foreign taxation of businesses could adversely affect us."
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
Among the sectors particularly challenged by downturns in the global credit markets (such as the global financial crisis in 2008 and 2009) are the CLO and leveraged finance markets. We have significant exposure to these markets through our CLO subsidiaries, which we principally acquired in the acquisitions of KFN and Avoca. As of December 31, 2017, we indirectly hold below investment grade corporate loans and securities with a $10.2 billion estimated fair market value through our CLO subsidiaries. Each of these subsidiaries is a special purpose company that issued to us and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, our CLO holdings are deeply subordinated, representing the CLO subsidiary's substantial leverage, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to holders or investors that rank more senior to us in right of payment. These loans and bonds also generally involve a higher degree of risk than investment grade rated debt, including the risks described in the paragraphs above. Our CLO subsidiaries have historically experienced an increase in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral during downturns in credit markets. The CLOs' portfolio profile tests set limits on the amount of discounted obligations a CLO can hold. During any time that a CLO issuer exceeds such a limit, the ability of the CLO's manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In such circumstances, CLOs may fail certain over-collateralization tests, which would cause diversions of cash flows away from us as holders of the more junior CLO, which may impact our cash flows. The ability of the CLOs to make interest payments to the holders of the senior notes of those structures is highly dependent upon the performance of the CLO collateral. If the collateral in those structures were to experience a significant decrease in cash flow due to an increased default level, payment of all principal and interest outstanding may be accelerated as a result of an event of default or by holders of the senior notes. There can be no assurance that market conditions giving rise to these types of consequences will not occur, re-occur, subsist or become more acute in the future. Because our CLO structures involve complex collateral and other arrangements, the documentation for such structures is complex, is subject to differing interpretations and involves legal risk. These CLOs have served as long-term, non-recourse financing for debt investments and as a way to minimize refinancing risk, minimize maturity risk and secure a fixed cost of funds over an underlying market interest rate. An inability to continue to utilize CLOs or other similar financing vehicles successfully could limit our ability to fund future investments, grow our business or fully execute our business strategy and our results of operations may be materially and adversely affected.
Our CLO subsidiaries regularly use significant leverage to finance their assets. An inability by such subsidiaries to continue to raise or utilize leverage, to refinance or extend the maturities of their outstanding indebtedness or to maintain adequate levels of collateral under the terms of their CLOs could limit their ability to grow their business, reinvest principal cash, distribute cash to us or fully execute their business strategy, and our results of operations may be materially and adversely affected. If these subsidiaries are unable to maintain their operating results and access to capital resources, they could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. These CLO strategies and the value of the assets of such CLO subsidiaries are also sensitive to changes in interest rates because these strategies rely on borrowed money and because the value of the underlying portfolio loans can fall when interest rates rise. If interest rates on CLO borrowings increase and the interest rates on the portfolio loans do not also increase, the CLO strategy is unlikely to achieve its projected returns. Also, if interest rates increase in the future, our CLO portfolio will likely experience a reduction in value because it would hold assets receiving below market rates of interest.

Our credit-oriented funds and CLOs may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or debt obligations or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities or debt obligations. Gains realized with borrowed funds may cause the fund's NAV to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund's NAV could also decrease faster than if there had been no borrowings.
Any of the foregoing circumstances could have a material adverse effect on our results of operations, financial condition and cash flow.
The due diligence process that we undertake in connection with our investments may not reveal all facts that may be relevant in connection with an investment.
Before making our investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment, to identify possible risks associated with that investment and, in the case of private equity investments, to prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we typically evaluate a number of important business, financial, tax, accounting, environmental, regulatory and legal issues in determining whether or not to proceed with an investment. Outside consultants, legal advisors, accountants and investment banks are involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence process may at times be subjective with respect to newly organized companies or carve-out transactions for which only limited information is available.
Instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions. Several of our funds invest in emerging market countries that may not have established laws and regulations that are as stringent as in more developed nations, or where existing laws and regulations may not be consistently enforced. For example, our funds invest throughout jurisdictions that have material perceptions of corruption according to international rating standards (such as Transparency International's Corruption Perceptions Index) such as China, India, Indonesia, Latin America, the Middle East and Africa. Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not have developed. Bribery, fraud, accounting irregularities and corrupt practices can be especially difficult to detect in such locations.
The due diligence conducted for certain of our Public Markets strategies, as well as certain Private Markets investments, is limited to publicly available information. Accordingly, we cannot be certain that the due diligence investigation that we will carry out with respect to any investment opportunity will reveal or highlight all relevant facts (including fraud, bribery and other illegal activities and contingent liabilities) that may be necessary or helpful in evaluating such investment opportunity, including the existence of contingent liabilities. We also cannot be certain that our due diligence investigations will result in investments being successful or that the actual financial performance of an investment will not fall short of the financial projections we used when evaluating that investment.
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

Moreover, because the investment strategy of many of our funds, particularly our private equity funds, often entails having representation on our funds' public portfolio company boards, our funds may be restricted in their ability to effect such sales during certain time periods. As many of our funds have a finite term, we could also be forced to dispose of investments sooner than otherwise desirable. Accordingly, under certain conditions, our funds may be forced to either sell securities at lower prices than they had expected to realize or defer sales that they had planned to make, potentially for a considerable period of time. Moreover, we may determine that we may be required to sell our balance sheet assets alongside our funds' investments at such times. We have made and expect to continue to make significant capital investments in our current and future funds and other strategies. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments.
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

•
companies in which private equity investments are made may be businesses or divisions acquired from larger operating entities that may require a rebuilding or replacement of financial reporting, information technology, operational and other functions;

•
companies in which investments are made may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•
instances of bribery, fraud and other deceptive practices committed by senior management of portfolio companies in which our funds or we invest may undermine our due diligence efforts with respect to such companies, and if such bribery, fraud or other deceptive practices are discovered, negatively affect the valuation of a fund's investments as well as contribute to overall market volatility that can negatively impact a fund's or our investment program;

•
our funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund's term or otherwise, resulting in a lower than expected return on the investments and, potentially, on the fund itself;

•
our portfolio companies generally have capital structures established on the basis of financial projections based primarily on management's judgments and assumptions, and general economic conditions and other factors may cause actual performance to fall short of these financial projections, which could cause a substantial decrease in the value of our equity holdings in the portfolio company and cause our funds' or our performance to fall short of our expectations;

•
executive officers, directors and employees of an equity sponsor may be named as defendants in litigation involving a company in which an investment is made or is being made, and we or our funds may indemnify such executive officers, directors or employees for liability relating to such litigation;

•
we advise funds that invest in businesses that operate in a variety of industries that are subject to extensive domestic and foreign regulation (including companies that supply services to governmental agencies), such as the telecommunications industry, the defense and government services industry, the healthcare industry and oil and gas industry, which may involve greater risk due to rapidly changing market and governmental conditions in those sectors;

•	our transactions involve complex tax structuring that could be challenged or disregarded, which may result in losing treaty benefits or would otherwise adversely impact our investments; and

•
significant failures of our portfolio companies to comply with laws and regulations applicable to them could affect the ability of our funds or us to invest in other companies in certain industries in the future and could harm our reputation.

Our investments in real assets such as real estate, infrastructure and energy may expose us to increased risks and liabilities and may expose our unitholders to adverse tax consequences.
Investments in real assets, which may include real estate, infrastructure, oil and gas properties and other energy assets, may expose us to increased risks and liabilities that are inherent in the ownership of real assets. For example:

•
Ownership of real assets in our funds or vehicles may increase our risk of liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition that would not have been foreseen. Even in cases where we are indemnified by a seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities;

•
Ownership of real assets may also present additional risk of liability for personal and property injury or impose significant operating challenges and costs, for example with respect to compliance with zoning, environmental or other applicable laws;

•
Real asset investments may face construction risks, including without limitation: (i) labor disputes, shortages of material and skilled labor, or work stoppages; (ii) slower than projected construction progress and the unavailability or late delivery of necessary equipment; (iii) less than optimal coordination with public utilities in the relocation of their facilities; (iv) adverse weather conditions and unexpected construction conditions; (v) accidents or the breakdown or failure of construction equipment or processes; (vi) catastrophic events such as explosions, fires and terrorist activities, and other similar events and (vii) risks associated with holding direct or indirect interests in undeveloped land or underdeveloped real property. These risks could result in substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken. Certain real asset investments may remain in construction phases for a prolonged period and, accordingly, may not be cash generative for a prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor;

•
The operation of real assets is exposed to potential unplanned interruptions caused by significant catastrophic or force majeure events. These risks could, among other effects, adversely impact the cash flows available from investments in real assets, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged service interruptions may result in permanent loss of customers, litigation, or penalties for regulatory or contractual non-compliance. Force majeure events that are incapable of, or too costly to, cure may also have a permanent adverse effect on an investment; and

•
The management of the business or operations of a real asset may be contracted to a third-party management company unaffiliated with us. Although it would be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in the best interest of the investment, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the investment's results of operations and financial condition. Real asset investments may involve the subcontracting of design and construction activities in respect of projects, and as a result our investments are subject to the risk that contractual provisions passing liabilities to a subcontractor could be ineffective, the subcontractor fails to perform services that it has agreed to provide and in cases where a single subcontractor provides services to various investments, the subcontractor becomes insolvent.

Without limiting the foregoing risks, we note that investments that we have made and will continue to make in the oil and gas industries may present specific environmental, safety and other inherent risks. Such investments are subject to stringent and complex foreign, federal, state and local laws, ordinances and regulations specific to oil and gas industries, including, for example, those governing transportation, exploration and production of oil and natural gas. There are also various conservation laws and regulations applicable to oil and natural gas production and related operations, in addition to regulations governing occupational health and safety, the discharge of materials into the environment and other practices relating to environmental protection. Failure to comply with applicable laws, ordinances and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas. These laws, ordinances and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible and increase the cost of production, thereby reducing profitability. Our oil and gas investments are subject to other risks, such as:

•	Volatility in the prices of oil and gas properties may make it difficult to ensure that our acquisition of interest in such properties is at appropriate prices;

•
Currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered making it difficult to predict the future costs or impact of compliance;

•	The oil and gas industries present inherent risk of personal and property injury, for which we may not be fully insured;

•	There may be unforeseen or increased regulatory and environmental risks stemming from the use of new technologies, including hydraulic fracturing;

•
Our estimated oil, natural gas, and natural gas liquids reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and value of our reserves;

•
The performance of our energy investments depend on the skill, ability and decisions of third-party operators. The success of our investment will depend on their exploitation, development, construction and drilling activities and the timing and cost of drilling, completing and operating wells. Failure of such operators to comply with applicable laws, rules and regulations could result in liabilities to us, reduce the value of our interest in the oil and natural gas properties, and materially and adversely affect our cash flows and results of operations; and

•
If commodity prices decline and remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause write-downs of the value of our oil and gas properties, which may reduce the value of our energy investments, have a negative impact on our ability to use these investments as collateral or otherwise have a material adverse effect on our results of operations.

Investments in real estate are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy, the financial resources of tenants, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates, changes in interest rates, the reduced availability of mortgage funds that may render the sale or refinancing of properties difficult or impracticable, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, terrorist attacks, war and other factors that are beyond our control.

•
The success of certain investments will depend on the ability to restructure and effect improvements in the operations of the applicable properties, and there is no assurance that we will be successful in identifying or implementing such restructuring programs and improvements.

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

•
The strategy of our real estate funds may be based, in part, on the availability for purchase of assets at favorable prices followed by the continuation or improvement of market conditions or on the availability of refinancing. No assurance can be given that the real estate businesses or assets can be acquired or disposed of at favorable prices or that refinancing will be available.

•
Lenders in commercial real estate financing customarily will require a "bad boy" guarantee, which typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. For our acquisitions, "bad boy" guarantees would generally be extended by our funds, our balance sheet or a combination of both depending on the ownership of the relevant asset. In addition, "bad boy" guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. It is expected that commercial real estate financing arrangements generally will require "bad boy" guarantees and in the event that such a guarantee is called, a fund's or our assets could be materially and adversely affected. Moreover, "bad boy" guarantees could apply to actions of the joint venture partners associated with the investments, and in certain cases the acts of such joint venture partner could result in liability to our funds or us under such guarantees.

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

•
Our funds or we may be subject to certain risks associated with investments in particular assets. REITs may be affected by changes in the value of their underlying properties and by defaults by borrowers or tenants. REITs depend on their ability to generate cash flow to make distributions and may be impacted by changes in tax laws or by a failure to qualify for tax-free pass through income. Investments in real estate debt investments may be unsecured and subordinated to a substantial amount of indebtedness. Such debt investments may not be protected by financial covenants. Non-performing real estate loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of such loan. Investments in commercial mortgage loans are subject to risks of delinquency, foreclosure and loss of principal. In the event of any default under a mortgage loan held directly by our fund or us, our fund or we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan. Investments in assets or businesses that are distressed may have little or no near-term cash flow and involve a high degree of risk. Such investments subject to bankruptcy or insolvency could be subordinated or disallowed.

Infrastructure investments often involve an ongoing commitment to a municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations exposes the owners of infrastructure investments to a higher level of regulatory control than typically imposed on other businesses. They may also rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Infrastructure investments may require operators to manage such investments, and such operators' failure to comply with laws, including prohibitions against bribing of government officials, may materially and adversely affect the value of such investments and cause us serious reputational and legal harm. Revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties, and are consequently subject to counterparty default risk. The operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk. Furthermore, services provided by infrastructure investments may be subject to rate regulations by government entities that determine or limit prices that may be charged. Similarly, users of applicable services, or government entities in response to such users, may react negatively to any adjustments in rates, which may reduce the profitability of such infrastructure investments.
In addition, investments in real assets may cause adverse tax consequences for certain non-U.S. unitholders regarding income effectively connected with the conduct of a U.S. trade or business and the imposition of certain tax withholding. See "—Risks Related to U.S. Taxation—Non-U.S. persons face unique U.S. tax issues from owning our common units that may result in adverse tax consequences to them." Moreover, investments in real assets may also require all our unitholders to file tax returns and pay taxes in various state and local jurisdictions in the United States and abroad where these real assets are located. See "—Risks Related to U.S. Taxation—Holders of our common units may be subject to state, local and foreign taxes and return filing requirements as a result of owning such units."
Our growth equity strategy invests in emerging and less established companies that are heavily dependent on new technologies.
Our growth equity funds may make investments in companies that are in a conceptual or early stage of development. These companies are often characterized by short operating histories, new technologies and products, quickly evolving markets, management teams that may have limited experience working together and in many cases, negative cash flow, all of which enhance the difficulty of evaluating these investment opportunities and the ultimate success of such investments. Other substantial operational risks to which such companies are subject include: uncertain market acceptance of the company's products or services; a high degree of regulatory risk for new or untried or untested business models, products and services; high levels of competition among similarly situated companies; new competing products and technology; lower barriers to entry and downward pricing pressure; lower capitalizations and fewer financial resources; and the potential for rapid organizational or strategic change. In addition, emerging growth companies may be more susceptible to macroeconomic effects and industry downturns, and their valuations may be more volatile depending on the achievement of milestones, such as receiving a governmental license or approval. Growth equity companies also generally depend heavily on intellectual property rights, including patents, trademarks and proprietary products or processes. The ability to effectively enforce patent, trademark and other intellectual property laws in a cost-effective manner will affect the value of many of these companies. The presence of patents or other intellectual property rights belonging to other parties may lead to the termination of the research and development of a portfolio company's particular product. In addition, if a portfolio company infringes on third-party patents or other intellectual property rights, it could be prevented from using certain third-party technologies or forced to acquire licenses in order to obtain access to such technologies at a high cost.
Certain of our funds and CLOs and our firm through our Principal Activities segment hold high-yield, below investment grade or unrated debt, or securities of companies that are experiencing significant financial or business difficulties, which generally entail greater risk, and if those risks are realized, it could materially and adversely affect our results of operations, financial condition and cash flow.
Certain of our funds and CLOs in our Public Markets segment and our firm through our Principal Activities segment invest in high-yield, below investment grade or unrated debt, including corporate loans and bonds, each of which generally involves a higher degree of risk than investment grade rated debt, and may be less liquid. Issuers of high yield, below investment grade or unrated debt may be highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. As a result, high yield or unrated debt is often less liquid than investment grade rated debt. Also, investments may be made in loans and other forms of debt that are not marketable securities and therefore are not liquid. In the absence of appropriate hedging measures, changes in interest rates generally will also cause the value of debt investments to vary inversely to such changes. The obligor of a debt security or instrument may not be able or willing to pay interest or to repay principal when due in accordance with the terms of the associated agreement and collateral may not be available or sufficient to cover such liabilities. Commercial bank lenders and other creditors may be able to contest payments to the holders of other debt obligations of the same obligor in the event of default under their commercial bank loan agreements. Sub-participation interests in syndicated debt may be subject to certain risks as a result of having no direct contractual relationship with underlying borrowers. Debt securities and instruments may be rated below investment grade by recognized rating agencies or unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer's failure to make timely interest and principal payments.
Certain of our investment funds, especially in our special situations strategy, and our firm through our Principal Activities segment may hold interests in business enterprises involved in work-outs, liquidations, reorganizations, bankruptcies and similar transactions and may purchase high-risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, we or the fund may be required to sell the investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state and non-U.S. laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court's discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation, which has the potential to adversely impact us or unrelated funds or portfolio companies. Companies that were not in financial distress at the time we or our funds made investments may in the future require work-outs, liquidations, reorganizations, bankruptcies or similar transactions, and as a result, become subject to the same risks described above. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss of the entire investment in such company. Such investments involve a substantial degree of risk, and a decline in value of the assets would have a material adverse effect on our financial performance.
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
As an element of our investment style, we often pursue complex investment opportunities. This can often take the form of substantial business, regulatory or legal complexity that would deter other investment managers. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time consuming to finance and execute; it can be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions sometimes entail a higher level of regulatory scrutiny, the application of complex tax laws or a greater risk of contingent liabilities. Our transactions involve complex tax structures that are costly to establish, monitor and maintain, and as we pursue a larger number of transactions across multiple assets classes and in multiple jurisdictions, such costs will increase and the risk that a tax matter is overlooked or inadequately or inconsistently addressed will increase. Consequently, we may fail to achieve the desired tax benefit or otherwise decrease the returns of our investments or damage the reputation of our firm. Changes in law and regulation and in the enforcement of existing law and regulation, such as antitrust laws and tax laws, also add complexity and risk to our business. Further, we, directly or through our funds, may acquire an investment that is subject to contingent liabilities, which could be unknown to us at the time of acquisition or, if they are known to us, we may not accurately assess or protect against the risks that they present. Acquired contingent liabilities could thus result in unforeseen losses for us or our funds. In addition, in connection with the disposition of an investment in a portfolio company, we or a fund may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of a business. We or a fund may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. These arrangements may result in the incurrence of contingent liabilities by us or a fund, even after the disposition of an investment. Any of these risks could harm the performance of us or our funds.
Our private equity investments are typically among the largest in the industry, which involves certain complexities and risks that are not encountered in small- and medium-sized investments.
Our private equity funds make investments in companies with relatively large capitalizations, which involves certain complexities and risks that are not encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance and exiting larger deals may present incremental challenges. In addition, larger transactions may pose greater challenges in implementing changes in the company's management, culture, finances or operations, and may entail greater scrutiny by regulators, interest groups and other third parties. These constituencies may be more active in opposing larger investments by certain private equity firms.
In some transactions, the amount of equity capital that is required to complete a large capitalization private equity transaction may be significant and are required to be structured as a consortium transaction. A consortium transaction involves an equity investment in which two or more private equity firms serve together or collectively as equity sponsors. While we have sought to limit where possible the amount of consortium transactions in which we have been involved, we have participated in a significant number of those transactions. Consortium transactions generally entail a reduced level of control by our firm over the investment because governance rights must be shared with the other consortium investors. Accordingly, we may not be able to control decisions relating to a consortium investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in "—We and our funds have made investments in companies that we do not control, exposing us to the risk of decisions made by others with which we may not agree." Any of these factors could increase the risk that our larger investments could be less successful. The consequences to our investment funds of an unsuccessful larger investment could be more severe given the size of the investment. Moreover, we have significant capital of our own committed in such large investments. For certain large private equity transactions, we may seek to syndicate a portion of our capital commitment to third parties; however, if we are unable to syndicate all or part of such commitment, we may be required to fund the remaining commitment amount from our balance sheet. As a result, the poor performance of any such large investment may have a material adverse impact on our financial results. See "—Risks Related to Our Business—If we are unable to syndicate the securities or indebtedness or realize returns on investments financed with our balance sheet assets, our liquidity, business, results of operations and financial condition could be materially and adversely affected" and "—Our funds and our firm through our Principal Activities segment may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly."
We and our funds have made investments in companies that we do not control, exposing us to the risk of decisions made by others with which we may not agree.
We and our funds hold investments that include debt instruments and equity securities of companies that we do not control, and such investments may comprise an increasing part of our business. Such instruments and securities may be acquired by our funds through trading activities or through purchases of securities from the issuer or we may purchase such instruments and securities on a principal basis. In addition, our funds may acquire minority equity interests, particularly when making private equity investments in Asia, making growth equity investments or sponsoring investments as part of a large investor consortium or through many of our Public Markets funds. Our funds may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. We and our funds, including our newer private equity funds, have made certain minority investments in publicly traded companies.
We have also increasingly made minority investments in companies including hedge fund managers on our balance sheet. For example, we have investments in Marshall Wace, Nephila, BlackGold and Acion. In addition, on June 1, 2017, KKR Prisma and PAAMCO were combined to create PAAMCO Prisma, a leading liquid alternatives investment firm in which KKR owns a minority interest.
Transactions made by companies we do not control could be viewed as unwanted, damage our reputation, and consequently impair our ability to source transactions in the future. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. These companies may be subject to complex regulatory requirements and instances of non-compliance by them may subject us to reputational harm or in certain cases, liability. We are also reliant on the systems and processes of these companies for, among other, financial information and valuations of our investments in or with them, including hedge fund managers and their funds, but we do not control the decisions and judgments made during such processes. Our investments in hedge fund managers may subject us to additional regulatory complexities or scrutiny if we are deemed to control the company for regulatory purposes, despite our minority interest. These asset managers may also be dependent on their founders and other key persons, and the loss of these key personnel could adversely impact our investment. If any of the foregoing were to occur, the value of the investments held by our funds or by us could decrease and our results of operations, financial condition and cash flow could be materially and adversely affected.
We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.
Many of our funds invest or have the flexibility to invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds. For example, as of December 31, 2017, approximately 51% of the capital invested in those funds was attributable to non-U.S. investments. Investing in companies that are based or have significant operations in countries outside of the United States and, in particular, in emerging markets such as Brazil, China and India, Eastern Europe, South and Southeast Asia, Latin America and Africa, involves risks and considerations that are not typically associated with investments in companies established in the United States. These risks may include the following:

•	the possibility of exchange control regulations;

•	restrictions on repatriation of profit on investments or of capital invested;

•	the imposition of non-U.S. taxes and changes in tax law;

•	differences in the legal and regulatory environment, such as the recognition of information barriers, or enhanced legal and regulatory compliance;

•	greater levels of corruption and potential exposure to the FCPA and other laws that prohibit improper payments or offers of payments to foreign governments, their officials and other third parties;

•	violations of sanctions regimes;

•	limitations on borrowings to be used to fund acquisitions or dividends;

•	limitations on permissible counterparties in our transactions or consolidation rules that effectively restrict the types of businesses in which we may invest;

•	political risks generally, including political and social instability, nationalization, expropriation of assets or political hostility to investments by foreign or private equity investors;

•	less liquid markets;

•	reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms;

•	adverse fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

•	higher rates of inflation;

•	less available current information about an issuer;

•	higher transaction costs;

•	less government supervision of exchanges, brokers and issuers;

•	less developed bankruptcy and other laws;

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
As a result of the complexity of and lack of clear laws, precedent or authority with respect to the application of various income tax laws to our structures, the application of rules governing how transactions and structures should be reported is also subject to differing interpretations. In particular, certain jurisdictions have either proposed or adopted rules that seek to limit the amount of interest that may be deductible where the lender and the borrower are related parties (or where third-party borrowings have been guaranteed by a related party) and in some cases, without regard to whether the lender is a related party, or may seek to interpret existing rules in a more restrictive manner. In addition, the tax authorities of certain countries have sought to disallow tax deductions for transaction and certain other costs at the portfolio company level either on the basis that the entity claiming the deduction does not benefit from the costs incurred or on other grounds. These measures will most likely adversely affect portfolio companies in those jurisdictions in which our investment funds have investments, and limit the benefits of additional investments in those countries. Our business is also subject to the risk that similar measures might be introduced in other countries in which our investment funds currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest.
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
Further, the tax authorities in certain countries, such as Australia, Belgium, China, India, Japan, Denmark, Germany and South Korea have sought to deny the benefits of income tax treaties or EU Directives with respect to withholding taxes on interest and dividends and capital gains of nonresident entities. Benefits of income tax treaties or EU Directives could be denied under each country's general anti-avoidance rules or on the basis that the entity benefiting from such treaty or Directive is not the owner of the income, is a mere conduit inserted primarily to access treaty benefits or Directives, or otherwise lacks substance.

These various proposals and initiatives could result in an increase in taxes paid by our funds and/or increased tax withholding with respect to our investors. See "—Risks Related to Our Business—Additional proposed changes in the U.S. and foreign taxation of businesses could adversely affect us."
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
Although we expect that much of the capital commitments of our funds will be denominated in U.S. dollars, our investments and capital commitments that are denominated in a foreign currency, such as euro, will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. A depreciation of foreign currencies against the U.S. dollar, if not adequately hedged, would reduce the value of our investments in the relevant region, which could adversely impact our financial results. Factors that may affect currency values include trade balances, the ability of countries to pay their national debt, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective or even available at all. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See "—Risk management activities may adversely affect the return on our investments." In addition, various countries and regulatory bodies may implement controls on foreign exchange and outbound remittances of currency, which could impact not only the timing and amount of capital contributions that are required to be made to our funds but also the value, in U.S. dollars, of our investments and investment proceeds. See "Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition" and "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment" for a discussion of recent developments in market and business conditions that may affect our business.
Third-party investors in our funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund's operations and performance.
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
In many cases, the companies in which we or our funds invest have, or are permitted to have, outstanding indebtedness or equity securities that rank senior to our or our fund's investment. By their terms, such instruments may provide that their holders are entitled to receive payments of distributions, interest or principal on or before the dates on which payments are to be made in respect of our or our fund's investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. In addition, debt investments made by us or our funds in our portfolio companies may be equitably subordinated to the debt investments made by third parties in our portfolio companies. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following insolvency, the ability of us or our funds to influence a company's affairs and to take actions to protect an investment may be substantially less than that of the senior creditors.
Risk management activities may adversely affect the return on our investments.
When managing exposure to market risks, we employ hedging strategies or certain forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates and currency exchange rates. The scope of risk management activities undertaken by us is selective and varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. We do not seek to hedge our exposure in all currencies or all investments, which means that our exposure to certain market risks are not limited. Where applicable, we use hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position, but they do not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. However, such activities can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of the position. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price.
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
While hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral, including at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that reduce the returns generated by a fund. The CFTC has proposed or adopted regulations governing swaps and security-based swaps, which may limit our trading activities and our ability to implement effective hedging strategies or increase the costs of compliance. See "Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business."
Our funds and our firm through our Principal Activities segment may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly.
The governing agreements of our funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. Our private equity funds generally permit up to 20% of the fund to be invested in a single company. We also advise funds that invest in a single industry such as growth equity, energy, infrastructure or real estate or funds that focus on particular geographic region. During periods of difficult market conditions or slowdowns in these sectors or geographic regions, decreased revenues, difficulty in obtaining access to financing and increased funding costs may be exacerbated by this concentration of investments, which would result in lower investment returns. Because a significant portion of a fund's capital may be invested in a single investment or portfolio company, a loss with respect to such investment or portfolio company could have a material adverse impact on such fund's capital. Accordingly, a lack of diversification on the part of a fund could materially and adversely affect a fund's performance and therefore, our results of operations and financial condition.
Similarly, our Principal Activities segment has significant exposures to certain issuers, industries or asset classes. Because we hold interests in some of our portfolio companies both through our balance sheet investments in our private equity funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us as compared to other portfolio companies. In these circumstances, as was the case with energy investments beginning in late 2014 through and into 2017, losses may have an even greater impact on our results of operations and financial condition, as we would directly bear the full extent of such losses. Our Principal Activities segment also has significant exposures to a small group of companies, with our investment in First Data Corporation (NYSE: FDC) representing approximately 14.0% and our top five investments representing approximately 29.2% of the segment's total investments as of December 31, 2017. As a result, our investment income and economic net income are subject to greater volatility depending on such companies' operating results and other idiosyncratic factors specific to such companies, and in the case of publicly traded companies, our operating results would be impacted by volatility in the public markets generally and in the stock price of such companies. See "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis—Segment Balance Sheet" for information on significant investments held in our Principal Activities segment.
Our business activities may give rise to a conflict of interest with our funds.
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to investment activities among our various funds and also our own account. For example:

•	In pursuing the interest of our fund investors, we may take actions that could reduce our AUM or our profits that we could otherwise realize in the short term;

•
We may be required to allocate investment opportunities among investment vehicles that may have overlapping investment objectives, including vehicles that may have different fee structures, and among KKR co-investment vehicles (including vehicles in which KKR employees may investment) and third-party co-investors;

•
We may, on behalf of our funds or KKR itself, buy, sell, hold or otherwise deal with securities or other investments that may be purchased, sold or held by our other funds or that are otherwise issued by a portfolio company in which our funds invest. Conflicts of interest may arise between a fund, on one hand, and KKR on the other or among our funds including but not limited to those relating to the purchase or sale of investments, the structuring of, or exercise of rights with respect to investment transactions and the advice we provide to our funds. For example we may sell an investment at a different time or for different consideration than our funds;

•
We may invest on behalf of our fund or for our own account in a portfolio company of one fund that is a competitor, service provider, supplier, customer, or other counterparty with respect to a portfolio company of another fund;

•	We may structure an investment in a manner that may be attractive to fund investors or to KKR Holdings from a tax perspective but that may require corporate taxation to unitholders;

•
A decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund or our own account may result in our having to restrict the ability of other funds to take any action;

•
Our fiduciary obligations to our fund investors may preclude us from pursuing attractive proprietary investment opportunities, in particular as we enter into strategic relationships with broad investment mandates similar to the investments we make with our balance sheet. Notwithstanding the foregoing, we also allocate certain investments that we believe are not suitable for our funds to our balance sheet;

•	Conflicts may arise in allocating investments, time, services, expenses or resources among the investment activities of our funds, KKR, other KKR-affiliated entities and the employees of KKR;

•
Our principals have made personal investments in a variety of our investment funds, which may result in conflicts of interest among investors of our funds or unitholders regarding investment decisions for these funds;

•
The general partner's entitlement to receive carried interest from many of our funds may create an incentive for that general partner to make riskier and more speculative investments on behalf of a fund than would be the case in the absence of such an arrangement. In addition, for our funds that pay carried interest based on accrued rather than realized gains, the amount of carried interest to which the general partner is entitled and the timing of its receipt of carried interest will depend on the valuation by the general partner of the fund's investment;

•
Under the 2017 Tax Act, investments must be held for more than three years, rather than the prior requirement of more than one year, for carried interest to be treated for U.S. federal income tax purposes as capital gain, which may create a conflict of interest between the limited partner investors (whose investments would receive such capital gain treatment after a holding period of only one year) and the general partner on the execution, closing or timing of sales of a fund's investments in connection with the receipt of carried interest;

•
From time to time, one of our funds or other investment vehicles (including CLOs) may seek to effect a purchase or sale of an investment with one or more of our other funds or other investment vehicles in a so-called "cross transaction," or we as a principal may seek to effect a purchase or sale of our investment with one or more of our funds or other investment vehicles in a so-called "principal transaction";

•
The investors in our investment vehicles are based in a wide variety of jurisdictions and take a wide variety of forms, and consequently have diverging interests among themselves from a regulatory, tax or legal perspective or with respect to investment policies and target risk/return profiles; and

•
We or our affiliates, including our capital markets business, may receive fees or other compensation in connection with specific transactions or different clients that may give rise to conflicts. The decision to take on an opportunity in one of our businesses may, as a practical matter, also limit the ability of one or our other businesses to take advantage of other related opportunities.

In addition, our funds also invest in a broad range of asset classes throughout the corporate capital structure. These investments include investments in corporate loans and debt securities, preferred equity securities and common equity securities. In certain cases, we may manage separate funds that invest in different parts of the same company's capital structure. For example, our credit funds may invest in different classes of the same company's debt and may make debt investments in a company that is owned by one of our private equity funds. In those cases, the interests of our funds may not always be aligned, which could create actual or potential conflicts of interest or the appearance of such conflicts. For example, one of our private equity funds could have an interest in pursuing an acquisition, divestiture or other transaction that, in its judgment, could enhance the value of the private equity investment, even though the proposed transaction would subject one of our credit fund's debt investments to additional or increased risks. Finally, our ability to effectively implement a public securities strategy may be limited to the extent that contractual obligations entered into in the ordinary course of our private equity business impose restrictions on our engaging in transactions that we may be interested in otherwise pursuing.
We may also cause different investment funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. Conflicts may also arise where we make balance sheet investments for our own account or permit employees to invest alongside our investment vehicles or our balance sheet for their own account. In certain cases, we may require that a transaction or investment be approved by fund investors or their advisory committees, be approved by an independent valuation expert, be subject to a fairness opinion, be based on arm's-length pricing data or be calculated in accordance with a formula provided for in a fund's governing documents prior to the completion of the relevant transaction or investment to address potential conflicts of interest. Such instances include principal transactions where we or our affiliates warehouse an investment in a portfolio company for the benefit of one or more of our funds pending the contribution of committed capital by the investors in such funds, follow-on investments by a fund other than a fund that made an initial investment in a company, or transactions in which we arrange for one of our funds to buy a security from, or sell a security to, another one of our funds.
Appropriately dealing with conflicts of interest is complex and difficult and we could suffer reputational damage or potential liability if we fail, or appear to fail, to deal appropriately with conflicts as they arise. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which could in turn materially and adversely affect our business in a number of ways, including as a result of an inability to raise additional funds and a reluctance of counterparties to do business with us.
Investors in certain of our Public Markets funds may redeem their investments in these funds with minimal notice.
Investors in our funds in certain of our leveraged credit investment vehicles may generally submit redemptions to redeem their investments on a quarterly or monthly basis following the expiration of a specified period of time or in certain cases capital may be withdrawn earlier subject to a fee, in each case subject to the applicable fund's specific redemption provisions. Factors that could result in investors leaving our funds include changes in interest rates that make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, unhappiness with a fund's performance or investment strategy, changes in our reputation, departures or changes in responsibilities of key investment professionals, and performance and liquidity needs of fund investors. In a declining market or period of economic disruption or uncertainty, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions from our funds or other similar investment vehicles could have a material adverse effect on our business, revenues, net income and cash flows.
A portion of assets invested in our Public Markets funds are managed through separately managed accounts or entities structured for investment by one investor or related investors whereby we earn management and incentive fees, and we intend to continue to seek additional separately managed account or single entity mandates. The investment management agreements we enter into in connection with managing separately managed accounts or entities on behalf of certain clients may be terminated by such clients on as little as 30 days' prior written notice, or less in certain prescribed circumstances. In addition, the boards of directors of certain funds we manage could terminate our advisory engagement of those companies, on as little as 30 days' prior written notice. Similarly, we provide sub-advisory services to other investment advisors and managers. Such investment advisors and managers could terminate our sub-advisory agreements on as little as 30 days' prior written notice. In the case of any such terminations, the management and incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a material adverse impact on our revenues.
In addition, certain funds in our Public Markets business are registered under the Investment Company Act as management investment companies. These funds and KKR Credit Advisors (US) LLC, which serves as their investment adviser (or, in the case of CCT II, as its sub-adviser), are subject to the Investment Company Act and the rules thereunder. One of these funds is a NYSE-listed closed-end fund. In addition, the management fees we are paid for managing investment companies will generally be subject to contractual rights the company's board of directors (or, in the case of the business development companies we manage, the investment adviser) has to terminate our management of an account on as short as 60 days' prior notice. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.
Our stakes in our strategic manager partnerships subject us to numerous additional risks.
Our stakes in our strategic manager partnerships subject us to numerous additional risks applicable to hedge funds and funds of funds, including the following:

•
Generally, there are few limitations on the execution of investment strategies of a hedge fund or fund of funds, which are subject to the sole discretion of the management company or the general partner of such funds;

•
A fund of funds is subject to risks related to the limited rights it has to withdraw, redeem, transfer or otherwise liquidate its investments from the underlying hedge funds or other funds in which it invests. It may be impossible or costly for hedge funds or such other funds to liquidate positions rapidly in order to meet margin calls, withdrawal requests, redemption requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. In addition, terms of the governing documents of the relevant portfolio funds may limit withdrawal, redemption, transfer or liquidation of investments, including restrictions on the redemption of capital for an initial period, restrictions on the amount of redemptions and the frequency with which redemptions can be made and investment minimums that must be maintained. Portfolio funds also typically reserve the right to reduce ("gate") or suspend redemptions, to set aside ("side pocket") capital that cannot be redeemed for so long as an event or circumstance has not occurred or ceased to exist, respectively, and to satisfy redemptions by making distributions in‑kind, under certain circumstances. Moreover, these risks may be exacerbated for funds of funds. For example, if a fund of funds were to invest a significant portion of its assets in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for such fund of funds would be compounded.

•
Hedge funds may engage in short selling, which is subject to theoretically unlimited loss, in that the price of the underlying security could theoretically increase without limit, thus increasing the cost of buying those securities to cover the short position. There can be no assurance that the security necessary to cover a short position will be available for purchase. Purchasing securities to close out the short position can itself cause the prices of the securities to rise further, thereby exacerbating the loss;

•
Hedge funds may enter into CDS as investments or hedges. CDS involve greater risks than investing in the reference obligation directly. In addition to general market risks, CDS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument;

•
Hedge funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss. Counterparty risk is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. Generally, hedge funds are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. Moreover, the fund's internal consideration of the creditworthiness of their counterparties may prove insufficient. The absence of a regulated market to facilitate settlement may increase the potential for losses;

•
The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A hedge fund's trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position;

•
Hedge funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund's term or otherwise. Although we generally expect that investments will be disposed of prior to dissolution or be suitable for in-kind distribution at dissolution, these funds may have to sell, distribute or otherwise dispose of investments at a disadvantageous time as a result of dissolution. This would result in a lower than expected return on the investments and, perhaps, on the fund itself;

•
Hedge funds may rely on computer programs, internal infrastructure and services, quantitative models (both proprietary models and those supplied by third parties) and information and data provided by third parties to trade, clear and settle securities and other transactions, among other activities, that are critical to the oversight of certain funds' activities. If any such models, information or data prove to be incorrect or incomplete, any decisions made in reliance thereon could expose the funds to potential risks. Any hedging based on faulty models, information or data may prove to be unsuccessful and adversely impact a fund's profits; and

•
Hedge fund investments are also subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds' assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing "daily price fluctuation limits" or "daily limits," the existence of which may reduce liquidity or effectively curtail trading in particular markets. Hedge funds and funds of these hedge funds may also be subject to extensive regulations, including those of CFTC.

To the extent the financial condition of PAAMCO Prisma or other third-party hedge fund managers with which we have strategic manager partnerships is adversely affected by these risks, our revenues, AUM and FPAUM may also decline.

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
Very few matters are required to be submitted to a vote of our unitholders, and generally such matters require a majority or more of all the outstanding voting units. KKR Holdings holds special non-economic voting units in our partnership that entitle it to cast, with respect to those limited matters, a number of votes equal to the number of KKR Group Partnership Units that it holds from time to time. As of February 21, 2018, KKR Holdings owns 335,971,334 KKR Group Partnership Units, or 40.8% of the outstanding KKR Group Partnership Units. Depending upon the number of units actually voted, we believe our senior employees should generally have sufficient voting power to substantially influence matters subject to a majority or more of all outstanding voting units. Matters that require a vote of a majority of all outstanding voting units include a merger or consolidation of our business, a sale of all or substantially all of our assets and amendments to our partnership agreement that may be material to holders of our common units. In addition, our limited partnership agreement contains provisions that require a majority vote of all outstanding voting units to make certain amendments to our partnership agreement that would materially and adversely affect all holders of our common units or a particular class of holders of common units, and since approximately 40.8% of our voting units, as of February 21, 2018, are controlled by KKR Holdings, we believe KKR Holdings should generally have the ability to substantially influence amendments that could materially and adversely affect the holders of our common units either as a whole or as a particular class.
The voting rights of holders of our common units are further restricted by provisions in our limited partnership agreement stating that any of our common units held by a person that beneficially owns 20% or more of any class of our common units then outstanding (other than our Managing Partner or its affiliates, or a direct or subsequently approved transferee of our Managing Partner or its affiliates) cannot be voted on any matter. Our limited partnership agreement also contains provisions limiting the ability of the holders of our common units to call meetings, to acquire information about our operations and to influence the manner or direction of our management. Our limited partnership agreement does not restrict our Managing Partner's ability to take actions that may result in our partnership being treated as an entity taxable as a corporation for U.S. federal (and applicable state) income tax purposes. Furthermore, holders of our common units would not be entitled to dissenters' rights of appraisal under our limited partnership agreement or applicable Delaware law in the event of a merger or consolidation, a sale of substantially all of our assets or any other transaction or event.
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
Our limited partnership agreement contains provisions that require holders of our common units to waive or consent to conduct by our Managing Partner and its affiliates that might otherwise raise issues about compliance with fiduciary duties or applicable law. For example, our limited partnership agreement provides that when our Managing Partner is acting in its individual capacity, as opposed to in its capacity as our Managing Partner, it may act without any fiduciary obligations to holders of our common units, whatsoever. When our Managing Partner, in its capacity as our general partner, or our conflicts committee is permitted to or required to make a decision in its "sole discretion" or "discretion" or that it deems "necessary or appropriate" or "necessary or advisable," then our Managing Partner or the conflicts committee will be entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any holder of our common units and will not be subject to any different standards imposed by our limited partnership agreement, the Delaware Revised Uniform Limited Partnership Act (the "Delaware Limited Partnership Act") or under any other law, rule or regulation or in equity. These standards reduce the obligations to which our Managing Partner would otherwise be held. See "—We are a Delaware limited partnership, and there are certain provisions in our limited partnership agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law ('DGCL') in a manner that may be less protective of the interests of our common unitholders."
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
Our Managing Partner may exercise its right to call and purchase common units as provided in our limited partnership agreement or assign this right to one of its affiliates or to us. Our Managing Partner may use its own discretion, free of fiduciary duty restrictions, in determining whether to exercise this right. As a result, a unitholder may have his common units purchased from him at an undesirable time or price. For additional information, see our limited partnership agreement incorporated by reference as an exhibit to this report.
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
The market price of our common units may be highly volatile, could be subject to wide fluctuations and could decline significantly in the future. In addition, the trading volume in our common units may fluctuate and cause significant price variations to occur. If the market price of our common units declines significantly, you may be unable to sell your common units at an attractive price, if at all. Some of the factors that could negatively affect the price of our common units or result in fluctuations in the price or trading volume of our common units include:

•	variations in our quarterly operating results, which may be substantial;

•	changes in the amount of our distributions or our distribution policy;

•	taking a long-term perspective on making investment, operational and strategic decisions, which may result in significant and unpredictable variations in our quarterly returns;

•	failure to meet analysts' earnings estimates;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our common units sufficiently;

•	additions or departures of our key management and investment personnel;

•	adverse market reaction to any acquisitions, joint ventures, reorganizations and other transactions, including incurrence of debt or issuance of securities in the future;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	a concentrated ownership of our common units or ownership of them by short-term investors;

•	a lack of liquidity in the trading of our common units;

•	adverse publicity about the investment management or private equity industry generally or individual scandals, specifically; and

•	general market and economic conditions.
An investment in our common units is not an investment in any of our funds, and the assets and revenues of our funds are not directly available to us.
Our common units are only securities of KKR & Co. L.P., the holding company of the KKR business. While our historical consolidated financial statements include financial information, including assets and revenues, of certain funds on a consolidated basis, and our future financial statements will continue to consolidate certain of these funds, such assets and revenues are available to the fund and not to us except to a limited extent through management fees, carried interest or other incentive income, distributions and other proceeds arising from agreements with funds, as discussed in more detail in this report.
Our common unit price may decline due to the large number of common units eligible for future sale or for exchange, and issuable pursuant to our Equity Incentive Plan or as consideration in acquisitions.
The market price of our common units could decline as a result of sales of a large number of common units in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. As of February 21, 2018, we have 486,800,395 common units outstanding, which amount excludes common units beneficially owned by KKR Holdings in the form of KKR Group Partnership Units discussed below and common units available for future issuance under our Equity Incentive Plan.
As of February 21, 2018, KKR Holdings owns 335,971,334 KKR Group Partnership Units that may be exchanged, on a quarterly basis, for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The market price of our common units could decline as a result of the exchange or the perception that an exchange may occur of a large number of KKR Group Partnership Units for our common units. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our common units to sell our common units in the future at a time and at a price that they deem appropriate.
In addition, we will continue to issue additional common units pursuant to our Equity Incentive Plan, and such issuances may increase in the future as equity awards granted by KKR Holdings decrease. See "Risks Related to Our Business—If we cannot retain and motivate our employees and other key personnel and recruit, retain and motivate new employees and other key personnel, our business, results of operations and financial condition could be materially and adversely affected." The total number of common units that may be issued under our Equity Incentive Plan is equivalent to 15% of the number of fully exchanged and diluted common units outstanding as of the beginning of the year. The amount may be increased each year to the extent that we issue additional equity. As of February 21, 2018, we may issue common units registered on our registration statement on Form S-8 for this purpose and may also issue 31.4 million common units under our Equity Incentive Plan that were not registered on our registration statement on Form S-8. In addition previously issued awards that were canceled or are canceled in the future, or in certain cases, withheld in respect of tax withholding obligations, are or will become available for further grant under the terms of our Equity Incentive Plan. See "Executive Compensation—KKR & Co. L.P. Equity Incentive Plan."
In addition, our limited partnership agreement authorizes us to issue an unlimited number of additional partnership securities and options, rights, warrants and appreciation rights relating to partnership securities for the consideration and on the terms and conditions established by our Managing Partner in its sole discretion without the approval of our unitholders. In accordance with the Delaware Limited Partnership Act and the provisions of our limited partnership agreement, we may also issue additional partner interests that have designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to our common units. Similarly, the limited partnership agreements of the KKR Group Partnerships authorize the general partners of the KKR Group Partnerships to issue an unlimited number of additional securities of the KKR Group Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the KKR Group Partnerships Units, and which may be exchangeable for KKR Group Partnership Units. For example, in March and June of 2016, KKR issued 13,800,000 Series A Preferred Units and 6,200,000 Series B Preferred Units, respectively, and in connection with such issuances, the KKR Group Partnerships issued preferred units with economic terms designed to mirror KKR's respective preferred units. In the past, we have issued and sold our common units to generate cash proceeds to pay withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to our Equity Incentive Plan or the amount of cash delivered in respect of awards granted pursuant to our Equity Incentive Plan that are settled in cash instead of common units. As of February 21, 2018, we may issue up to 0.8 million common units as registered on our registration statement on Form S-3 (SEC file no. 333-196059) in respect of such withholding taxes and cash-settled equity awards.
We have used and in the future may continue to use common units as consideration in acquisitions and strategic investments. For example, in connection with KKR's acquisition of KFN, we issued approximately 104.3 million common units, in connection with KKR's acquisition of Avoca, we issued securities exchangeable into 4.9 million common units and in connection with KKR's initial acquisition and subsequent increase in ownership of Marshall Wace, we issued an aggregate of approximately 12.1 million common units. In addition, in connection with the Marshall Wace transaction or other investments or acquisitions, we may make certain contingent payments in the form of common units. If our valuations of these transactions are not accurate or if the value of these acquisitions and investments is not realized, our distributions per common unit and the value of our common units may decline.

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
Our Managing Partner, which is our general partner, will manage the business and affairs of our business, and will be governed by a board of directors that is co-chaired by our founders, who also serve as our Co-Chief Executive Officers. Conflicts of interest may arise among our Managing Partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our Managing Partner may favor its own interests and the interests of its affiliates over us and our unitholders. These conflicts include, among others, the following:

•
Our Managing Partner indirectly through its holding of controlling entities determines the amount and timing of the KKR Group Partnership's investments and dispositions, cash expenditures, including those relating to compensation, indebtedness, issuances of additional partner interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of KKR Group Partnership Units. For example, although annual cash bonuses for certain employees were historically borne by KKR Holdings from its cash reserves, the pro rata distributions received by KKR Holdings for KKR Group Partnership Units underlying any unvested KKR Holdings units are expected to be insufficient to fully fund annual cash bonus compensation. Our Managing Partner has the sole discretion to decide the source of annual cash bonuses, and although KKR Holdings may fund a larger portion of the cash bonus payments from its cash reserves, if any, in future periods, we likely will utilize our own funds for most, if not all, of the cash bonus payments;

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

•
Because certain of our principals indirectly hold their KKR Group Partnership Units through KKR Holdings and its subsidiaries, which are not subject to corporate income taxation and we hold some of the KKR Group Partnership

Units through one or more wholly-owned subsidiaries that are taxable as a corporation, conflicts may arise between our principals and us relating to the selection and structuring of investments or transactions, declaring distributions and other matters; without limiting the foregoing, certain investments made by us or through our funds may be determined to be held through KKR Management Holdings L.P., which would result in less taxation to our principals who are limited partners in KKR Holdings as compared to our unitholders;

•
Our Managing Partner, including its directors and officers, has limited its and their liability and reduced or eliminated its and their duties, including fiduciary duties, under our limited partnership agreement to the fullest extent permitted by law, while also restricting the remedies available to holders of common units for actions that, without these limitations, might constitute breaches of duty, including fiduciary duties. In addition, we have agreed to indemnify our Managing Partner, including its directors and officers, and our Managing Partner's affiliates to the fullest extent permitted by law, except with respect to conduct involving bad faith, fraud or willful misconduct;

•
Our limited partnership agreement does not restrict our Managing Partner from paying us or our affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any such additional contractual arrangements are fair and reasonable to us as determined under our limited partnership agreement. Neither our limited partnership agreement nor any of the other agreements, contracts and arrangements between us on the one hand, and our Managing Partner and its affiliates on the other, are or will be the result of arm's-length negotiations. The conflicts committee will be responsible for, among other things, enforcing our rights and those of our unitholders under certain agreements against KKR Holdings and certain of its subsidiaries and designees, a general partner or limited partner of KKR Holdings, or a person who holds a partnership or equity interest in the foregoing entities;

•
Our Managing Partner and its affiliates will have no obligation to permit us to use any facilities or assets of our Managing Partner and its affiliates, except as may be provided in contracts entered into specifically dealing with such use. There will not be any obligation of our Managing Partner and its affiliates to enter into any contracts of this kind;

•	Our Managing Partner determines how much debt we incur and whether to issue or redeem preferred securities and those decisions may adversely affect any credit ratings we receive;

•	Our Managing Partner determines which costs incurred by it and its affiliates are reimbursable by us;

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

•	Our Managing Partner controls the enforcement of obligations owed to the KKR Group Partnerships by us and our affiliates; and

•	Our Managing Partner or its conflicts committee decides whether to retain separate counsel, accountants or others to perform services for us.
See "Certain Relationships and Related Transactions, and Director Independence."
Certain actions by our Managing Partner's board of directors require the approval of the Class A shares of our Managing Partner, all of which are held by our senior employees.
All of our Managing Partner's outstanding Class A shares are held by our senior employees. Although the affirmative vote of a majority of the directors of our Managing Partner is required for any action to be taken by our Managing Partner's board of directors, certain specified actions approved by our Managing Partner's board of directors will also require the approval of a majority of the Class A shares of our Managing Partner. These actions consist of the following:

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

•	the adoption by us of a shareholder rights plan;

•	the amendment of our limited partnership agreement or the limited partnership agreements of the KKR Group Partnerships;

•	the exchange or disposition of all or substantially all of our assets or the assets of any KKR Group Partnership;

•	the merger, sale or other combination of our partnership or any KKR Group Partnership with or into any other person;

•	the transfer, mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the assets of the KKR Group Partnerships;

•	the appointment or removal of a Chief Executive Officer or a Co-Chief Executive Officer of our Managing Partner or our partnership;

•
the termination of our employment of any of our officers or the officers of any of our subsidiaries or the termination of the association of a partner with any of our subsidiaries, in each case, without cause;

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
Our common unitholders do not elect our Managing Partner or its board of directors and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. On such matters that may be submitted to a vote of our common unitholders, the special voting units provide KKR Holdings with a number of votes that is equal to the aggregate number of KKR Group Partnership Units it holds, and entitle it to participate in the vote on the same basis as our common unitholders. As a result, KKR Holdings' vote will likely have a significant influence on the outcome of any matter that requires a vote of our common unitholders, including, for example, a vote to adopt a new equity plan. Furthermore, if our common unitholders are dissatisfied with the performance of our Managing Partner, they have no ability to remove our Managing Partner, with or without cause. See "—Risks Related to Our Common Units—Our founders are able to determine or influence the outcome of any matter that may be submitted for a vote of our limited partners."
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
The declaration and payment of any future distributions will be at the sole discretion of our Managing Partner, which may change our distribution policy at any time. Our Managing Partner will take into account: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; compensation expense; working capital requirements and anticipated cash needs; debt and contractual restrictions and obligations (including payment obligations pursuant to the tax receivable agreement); legal, tax and regulatory restrictions; restrictions or other implications on the payment of distributions by us to the holders of KKR Group Partnership Units or by our subsidiaries to us; and such other factors as our Managing Partner may deem relevant. Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years from the date of the applicable distribution. Furthermore, by paying cash distributions rather than investing that cash in our businesses, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
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
Distributions on the preferred units are discretionary and non-cumulative. Holders of preferred units will only receive distributions of their preferred units when, as and if declared by the board of directors of our Managing Partner. If distributions on a series of the preferred units have not been declared and paid for the equivalent of six or more quarterly distribution periods, whether or not consecutive, holders of the preferred units, together as a class with holders of any other series of parity units with like voting rights, will be entitled to vote for the election of two additional directors to the board of directors of our Managing Partner. When quarterly distributions have been declared and paid on such series of the preferred units for four consecutive quarters following such a nonpayment event, the right of the holders of the preferred units and such parity units to elect these two additional directors will cease, the terms of office of these two directors will forthwith terminate and the number of directors constituting the board of directors of our Managing Partner will be reduced accordingly. Additional risks related to our Series A Preferred Units and Series B Preferred Units are contained in the prospectus supplement relating to the respective securities.
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

We are party to a tax receivable agreement with KKR Holdings requiring our intermediate holding company to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. This payment obligation will be an obligation of our intermediate holding companies and not of any KKR Group Partnership. In the event that any of our current or future subsidiaries become taxable as corporations and acquire KKR Group Partnership Units in the future, or if we become taxable as a corporation for U.S. federal income tax purposes, either by converting KKR into a corporation or electing to be taxed as a corporation, we expect that each such entity will become subject to a tax receivable agreement with substantially similar terms. The amounts payable to KKR Holdings or transferees of its KKR Group Partnership Units under such agreement may materially increase as a result of KKR becoming taxable as a corporation, because, among other things, significantly less than half of KKR is currently subject to a corporate tax. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our common units at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our taxable income, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnerships, the payments that we may be required to make to our existing owners will be substantial. The payments under the tax receivable agreement are not conditioned upon our existing owners' continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise. In particular, our intermediate holding companies' obligations under the tax receivable agreement would be effectively accelerated in the event of an early termination of the tax receivable agreement by our intermediate holding companies or in the event of certain mergers, asset sales and other forms of business combinations or other changes of control. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity.
Payments under the tax receivable agreement will be based upon the tax reporting positions that our Managing Partner will determine. We are not aware of any issue that would cause the IRS to challenge a tax basis increase. However, neither KKR Holdings nor its transferees will reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase, or the tax benefits we claim arising from such increase, is successfully challenged by the IRS. As a result, in certain circumstances, payments to KKR Holdings or its transferees under the tax receivable agreement could be in excess of the intermediate holding companies' cash tax savings. The intermediate holding companies' ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.
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
With regard to the provision described in the second bullet point above, we have no material assets other than our equity interests in subsidiaries, which in turn have no material assets other than equity interests, directly or indirectly, in the KKR Group Partnerships. Through these interests, we indirectly are the sole general partners of the KKR Group Partnerships and indirectly are vested with all management and control over the KKR Group Partnerships. We do not believe our equity interests in our subsidiaries are investment securities, and we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities. Accordingly, based on our determination, less than 40% of the partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. However, our subsidiaries have a significant number of investment securities, and we expect to make investments in other investment securities from time to time. We monitor these holdings regularly to confirm our continued compliance with the 40% test described in the second bullet point above. The need to comply with this 40% test may cause us to restrict our business and subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, sell investment securities, including on unfavorable terms, acquire assets or businesses that could change the nature of our business or potentially take other actions that may be viewed as adverse by the holders of our common units, in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act.
The Investment Company Act and the rules and regulations thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules and regulations thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause us to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, would make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us, including the KKR Group Partnerships, and KKR Holdings, and materially and adversely affect our business, results of operations and financial condition. In addition, we may be required to limit the amount of investments that we make as a principal, potentially divest of our investments or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
With respect to our subsidiary KFN, we believe it is not and does not propose to be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not believe that KFN has held itself out as such. KFN conducts its operations primarily through its majority-owned subsidiaries, each of which is either outside of the definition of an investment company as defined in the Investment Company Act or excepted from such definition under the Investment Company Act. KFN monitors its holdings regularly to confirm its continued compliance with the 40% test described in the second bullet point above, and restricts its subsidiaries with respect to the assets in which each of them can invest and/or the types of securities each of them may issue in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act. If the SEC were to disagree with KFN's treatment of one or more of its subsidiaries as being excepted from the Investment Company Act, with its determination that one or more of its other holdings are not investment securities for purposes of the 40% test, or with its determinations as to the nature of its business or the manner in which it holds itself out, KFN and/or one or more of its subsidiaries could be required either (i) to change substantially the manner in which it conducts its operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on KFN, its ability to service its indebtedness and to make distributions on its shares, and on the market price of its securities, and could thereby materially and adversely affect our business, results of operations and financial condition.
On August 31, 2011 the SEC published an advance notice of proposed rulemaking regarding Rule 3a-7 and a concept release seeking information on Section 3(c)(5)(C), two provisions with which KKR's subsidiaries, including KFN, must comply under the 40% test described above. Among the issues for which the SEC has requested comment is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC is also seeking information about the nature of entities that invest in mortgages and mortgage-related pools and how the SEC staff's interpretive positions in connection with Section 3(c)(5)(C) affect these entities. Although no further action has been taken by the SEC, any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit KKR's ability, or the ability of any of its subsidiaries, including KFN, to pursue its current or future operating strategies, which could have a material adverse effect on us.
We are a Delaware limited partnership, and there are certain provisions in our limited partnership agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law ("DGCL") in a manner that may be less protective of the interests of our common unitholders.
Our limited partnership agreement provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us. However, under the DGCL, a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders, (ii) intentional misconduct or knowing violations of the law that are not done in good faith, (iii) improper redemption of shares or declaration of dividend, or (iv) a transaction from which the director derived an improper personal benefit. In addition, our limited partnership agreement provides that we indemnify our directors and officers for acts or omissions to the fullest extent provided by law. However, under the DGCL, a corporation can only indemnify directors and officers for acts or omissions if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful. Accordingly, our limited partnership agreement may be less protective of the interests of our common unitholders, when compared to the DGCL, insofar as it relates to the exculpation and indemnification of our officers and directors. See "—Our limited partnership agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our Managing Partner and limit remedies available to unitholders for actions that might otherwise constitute a breach of duty. It will be difficult for unitholders to successfully challenge a resolution of a conflict of interest by our Managing Partner or by its conflicts committee."

Risks Related to U.S. Taxation
If we were treated as a corporation for U.S. federal income tax or state tax purposes, then our distributions to you may be substantially reduced and the value of our common units could be adversely affected.
We are currently treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"), and that our partnership not be registered under the Investment Company Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities, gain from the sale or other disposition of real property, real property rents, income and gains from energy and oil and gas investments and certain other forms of investment income. So long as we are a partnership for U.S. federal income tax purposes, we intend to structure our investments so as to satisfy these requirements, including by generally holding investments that generate non-qualifying income through one or more subsidiaries that are treated as corporations for U.S. federal income tax purposes. Nonetheless, we may not meet these requirements, may not correctly identify investments that should be owned through corporate subsidiaries, or current law may change so as to cause, in any of these events, us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to U.S. federal income tax. We have not requested, and do not plan to request, a ruling from the IRS regarding the amount of qualifying income earned by us during any particular period.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal, state and local income tax on our taxable income at the applicable tax rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would otherwise flow through to you. Because a tax would be imposed upon us as a corporation, our distributions to you may be substantially reduced which could cause a reduction in the value of our common units. The same changes will result if our Managing Partner elects to convert KKR into a corporation or cause KKR to be taxed as a corporation for U.S. federal tax purposes. See "Risks Related to Our Business—Our structure implicates complex provisions of U.S. federal income tax laws for which no clear precedent or authority may be available. These structures also are subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis. In addition, we may elect to change our structure at any time."
Comprehensive U.S. federal income tax reform legislation became effective in 2018, which could have a material effect on us.
The 2017 Tax Act has resulted in various changes to the Code. Changes to U.S. tax laws resulting from the 2017 Tax Act, including meaningful reduction to the U.S. federal corporate income tax rate, partial limitation on the deductibility of business interest expense and a longer three-year holding period requirement for carried interest to be treated as capital gain, could have a material effect on our business operations and our funds' investment activities. These and other changes from the 2017 Tax Act, including the changes to the carryback and carryforward of net operating losses, U.S. taxation on earnings from international business operations and certain modifications to the Section 162(m) of the Code, could also have a significant effect on the business of our portfolio companies. The 2017 Tax Act also increases the likelihood that our Managing Partner may elect to convert KKR into, or cause KKR to be taxed as, a corporation. See "Risks Related to Our Business—Our structure implicates complex provisions of U.S. federal income tax laws for which no clear precedent or authority may be available. These structures also are subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis. In addition, we may elect to change our structure at any time" and "Risks Related to Our Organizational Structure—We will be required to pay our principals for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we receive in connection with subsequent exchanges of our common units and related transactions." Following the 2017 Tax Act, the tax treatment of carried interest may continue to be an area of focus for policymakers and government officials, which could result in a further regulatory action by federal or state governments. Additionally, foreign and state and local governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to foreign and state and local taxation and materially affect our financial position and results of operations. Currently, the exact impact of the 2017 Tax Act in many cases is unclear and difficult to quantify with precision, but any of these changes could have a material adverse effect on our business, results of operations and financial condition. See Note 11 "Income Taxes" to our consolidated financial statements included elsewhere in this report for further information on the impact of the 2017 Tax Act.
Our unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions, and they may recognize income in excess of cash distributions.
As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Code and we are not registered as an investment company under the Investment Company Act on a continuing basis, and assuming there is no change in law or relevant change in our structure, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Accordingly, each unitholder will be required to take into account its allocable share of our items of income, gain, loss and deduction. Distributions to a unitholder will generally be taxable to the unitholder for U.S. federal income tax purposes only to the extent the amount distributed exceeds the unitholder's tax basis in the unit. That treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation will generally report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our units who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the unitholder's tax basis in the units), but will instead report the holder's allocable share of items of our income for U.S. federal income tax purposes. As a result, a unitholder may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on its allocable share of our items of income, gain, loss, deduction and credit (including its allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow-through basis) for each of our taxable years ending with or within the unitholder's taxable year, regardless of whether or not such unitholder receives cash distributions.
You should not expect to receive cash distributions equal to your allocable share of our net taxable income, because, among other things, we currently have a fixed distribution policy. In addition, certain of our holdings, including holdings, if any, in controlled foreign corporations ("CFCs"), passive foreign investment companies ("PFICs") or entities treated as partnerships for U.S. federal income tax purposes, may produce taxable income prior to the receipt of cash relating to such income, and holders of our common units that are U.S. taxpayers may be required to take such income into account in determining their taxable income. In the event of an inadvertent termination of the partnership status for which the IRS has granted limited relief, each holder of our common units may be obligated to make such adjustments as the IRS may require to maintain our status as a partnership. Such adjustments may require the holders of our common units to recognize additional amounts in income during the years in which they hold such units. In addition, because of our methods of allocating income and gain among holders of our common units, you may be taxed on amounts that accrued economically before you became a unitholder.
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
In light of the publicly traded partnership rules under U.S. federal income tax laws and other requirements, we will hold our interest in certain of our businesses through intermediate holding companies, which will be treated as corporations for U.S. federal income tax purposes. The intermediate holding companies organized in the United States or otherwise subject to regular U.S. federal income taxation will be liable for U.S. federal income taxes at regular rates on all of their taxable income as well as applicable state, local and other taxes. These taxes would reduce the amount of distributions available to be made on our common units. In addition, these taxes could be increased if the IRS were to successfully reallocate deductions or income of the related entities conducting our business. In addition, without the consent of the unitholders, our Managing Partner may also elect to convert KKR into a corporation or be taxed as a corporation for U.S. federal income tax purposes if certain conditions have been met. See "Risks Related to Our Business—Our structure implicates complex provisions of U.S. federal income tax laws for which no clear precedent or authority may be available. These structures also are subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis. In addition, we may elect to change our structure at any time."
Changes in tax information collection and sharing regimes could increase our compliance and withholding tax costs
Under legislation known as the U.S. Foreign Account Tax Compliance Act ("FATCA"), U.S. withholding agents and all entities in a broadly defined class of foreign financial institutions ("FFIs") are required to comply with a complicated and expansive reporting regime or be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non-U.S. entities that are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). Some countries have implemented regimes similar to that of FATCA and other countries are participating in a multi-jurisdictional tax information regime known as the Common Reporting Standard. Compliance with such regimes could result in increased administrative and compliance costs for our investment entities and, in some cases, could subject our investment entities to increased withholding taxes.
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
We expect that a portion of our income will be treated as income effectively connected with a U.S. trade or business for U.S. federal income tax purposes ("ECI") with respect to non-U.S. unitholders, including by reason of investments in certain U.S. real property holding corporations, REITs, real estate assets and energy assets. To the extent our income is treated as ECI,

non-U.S. unitholders generally would be subject to withholding tax on their allocable share of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable share of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. unitholders that are corporations may also be subject to a 30% branch profits tax (potentially reduced under an applicable treaty) on their actual or deemed distributions of such income. In addition, distributions to non-U.S. unitholders that are attributable to profits on the sale of a U.S. real property interest may also be subject to withholding tax at the highest applicable marginal income tax rate. Also, non-U.S. unitholders may be subject to 30% withholding on allocations of our income that are U.S. source fixed or determinable, annual or periodic income under the Code, unless an exemption from or a reduced rate of such withholding applies (under an applicable treaty of the Code) and certain tax status information is provided. Finally, if we are treated as being engaged in a U.S. trade or business, the portion of any gain recognized by non-U.S. unitholders that is deemed to be effectively connected with such U.S. trade or business will be treated for U.S. federal income tax purposes as ECI, and hence such non-U.S. unitholders would be subject to U.S. federal income tax on the sale or exchange of common units. Under the 2017 Tax Act, for dispositions after December 31, 2017, unless an applicable nonforeign affidavit is furnished or other exception applies, if any portion of any gain on a disposition of an interest in us would be treated as effectively connected with the conduct of a U.S. trade or business, the transferee of an interest in us is required to withhold 10% of the amount realized on such disposition (and we would be required to withhold from future distributions to the transferee if the transferee fails to properly withhold). On December 29, 2017, the U.S. Treasury Department and IRS announced a temporary suspension of such withholding tax provisions with respect to any disposition of an interest in a publicly traded partnership until regulations or other guidance have been issued. Such withholding tax provisions, when effective for publicly traded partnerships, could impose material tax and administrative burdens on us and our unitholders.
Tax-exempt entities and tax-exempt or tax-deferred accounts face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Generally, a tax-exempt partner of a partnership would be treated as earning unrelated business taxable income ("UBTI") if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property or if the partner interest itself is debt-financed. As a result of our ownership of real estate assets and energy assets and incurrence of acquisition indebtedness we will derive income that constitutes UBTI. Consequently, a holder of common units that is a tax-exempt entity (including an individual retirement account or a 401(k) plan participant) will likely be subject to unrelated business income tax to the extent that its allocable share of our income consists of UBTI and thus may be subject to U.S. federal income taxes and U.S. federal income tax reporting with respect to such income. In addition, a tax-exempt investor may be subject to unrelated business income tax on a sale of their common units.
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
In addition to U.S. federal income taxes, holders of our common units may be subject to other taxes, including state, local and foreign taxes, and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if the holders of our common units do not reside in any of those jurisdictions. Holders of our common units may be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions in the United States and abroad. Further, holders of our common units may be subject to penalties for failure to comply with those requirements. It is the responsibility of each unitholder to file all U.S. federal, state, local and foreign tax returns that may be required of such unitholder. In addition our investments in real assets may expose unitholders to additional adverse tax consequences. See "—Risks Related to the Assets We Manage—Our investments in real assets such as real estate, infrastructure and energy may expose us to increased risks and liabilities and may expose our unitholders to adverse tax consequences."
Certain U.S. holders of common units are subject to additional tax on "net investment income."
U.S. holders that are individuals, estates or trusts are subject to a Medicare tax of 3.8% on "net investment income" (or undistributed "net investment income," in the case of estates and trusts) for each taxable year, with such tax applying to the lesser of such income or the excess of such person's adjusted gross income (with certain adjustments) over a specified amount. Net investment income includes net income from interest, dividends, annuities, royalties and rents, and net gain attributable to the disposition of investment property. It is anticipated that net income and gain attributable to an investment in our common units will be included in a U.S. holder's "net investment income" subject to this Medicare tax.
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
Legislation enacted in 2015 significantly changed the rules for U.S. federal income tax audits of partnerships. Such audits will continue to be conducted at a partnership level, but with respect to tax returns for taxable years beginning after December 31, 2017, unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under the elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge. There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an elections, then (1) our then-current unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure and (2) a given unitholder may indirectly bear taxes attributable to income allocable to other unitholders or former unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder's ownership of common units. Amounts available for distribution to our unitholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues and overall effect of this new legislation on us are uncertain, and unitholders should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.

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

ITEM 3.  LEGAL PROCEEDINGS.

The section entitled "Litigation" appearing in Note 17 "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common units representing limited partner interests began trading on the NYSE on July 15, 2010 and are traded under the symbol "KKR." The following table sets forth the high and low intra-day sales prices per unit of our common units, for the periods indicated, as reported by the NYSE.

	Sales price
	2017		2016
	High	Low	High	Low
First Quarter	$18.43	$15.83	$15.97	$10.89
Second Quarter	$19.11	$16.86	$15.11	$11.90
Third Quarter	$20.33	$18.03	$15.43	$11.63
Fourth Quarter	$21.18	$19.19	$17.57	$13.58

The number of holders of record of our common units as of February 21, 2018 was 35. This does not include the number of unitholders that hold shares in "street-name" through banks or broker-dealers.

Distribution Policy

The following table presents the distributions paid to holders of our common units at the close of business on the specified record date during fiscal years 2016 and 2017:

Payment Date	Record Date	Distribution per unit
March 8, 2016	February 22, 2016	$0.16
May 19, 2016	May 5, 2016	$0.16
August 19, 2016	August 5, 2016	$0.16
November 22, 2016	November 4, 2016	$0.16
March 7, 2017	February 21, 2017	$0.16
May 23, 2017	May 8, 2017	$0.17
August 22, 2017	August 7, 2017	$0.17
November 21, 2017	November 6, 2017	$0.17

Under its distribution policy for common units, KKR intends to make equal quarterly distributions to holders of its common units. KKR's regular distribution per common unit of $0.17 was declared on February 8, 2018 for the quarter ended December 31, 2017.

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

•	Second, the holding companies through which we invest will distribute to us the amount of any distributions that they receive from the KKR Group Partnerships, after deducting any applicable taxes; and

•
Third, we will distribute to holders of our units the amount of distributions declared by the board of directors of our Managing Partner from the distributions that we receive from our holding companies through which we invest.

The limited partnership agreements of the KKR Group Partnerships provide for cash distributions, which are referred to as "tax distributions," to the partners of such partnerships if we determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. However, holders should not expect the KKR Group Partnerships will make any tax distributions, and there can be no assurance that, for any particular holder, our distributions will be sufficient to pay such holder's actual U.S. or non-U.S. tax liability.

The declaration and payment of any distributions are subject to the discretion of the board of directors of our Managing Partner, which may change the distribution policy at any time or from time to time, and the terms of its limited partnership agreement. There can be no assurance that distributions will be made as intended or at all, that unitholders will receive sufficient distributions to satisfy payment of their tax liabilities as limited partners of KKR & Co. L.P. or that any particular distribution policy will be maintained. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships (the holding companies of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. Furthermore, the declaration and payment of distributions is subject to legal, contractual and regulatory restrictions on the payment of distributions by us or our subsidiaries, including restrictions contained in our debt agreements and the terms of our preferred units, and such other factors as the board of directors of our Managing Partner considers relevant including, among others: our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Cash." In addition, under Section 17-607 of the Delaware Limited Partnership Act, we will not be permitted to make a distribution if, after giving effect to the distribution, our liabilities would exceed the fair value of our assets.

Common Unit Repurchases in the Fourth Quarter of 2017

As announced on October 27, 2015 and amended on February 9, 2017, KKR is authorized to repurchase up to $750 million in the aggregate of its outstanding common units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time.

The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. L.P. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common units during the fourth quarter of 2017. No common units were repurchased during the fourth quarter of 2017 or from January 1, 2018 to February 21, 2018. From inception of the repurchase program through February 21, 2018, we had repurchased a total of approximately 31.7 million common units under the program at an average price of approximately $14.47 per unit.

Issuer Purchases of Common Units
(amounts in thousands, except unit and per unit amounts)

	Total Number of Units Purchased	Average Price Paid Per Units	Cumulative Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2017 to October 31, 2017)	—	$—	31,674,162	$291,225
Month #2 (November 1, 2017 to November 30, 2017)	—	$—	31,674,162	$291,225
Month #3 (December 1, 2017 to December 31, 2017)	—	$—	31,674,162	$291,225
Total through December 31, 2017	—
Purchases subsequent to December 31, 2017:
(January 1, 2018 to February 21, 2018)	—	$—	31,674,162	$291,225
Total through February 21, 2018	—

In addition to the repurchases of common units, (1) cash may be used to pay the amount of withholding taxes, social benefit payments or similar payments payable by KKR in respect of awards granted pursuant to our Equity Incentive Plan and (2) cash may be delivered in respect of certain awards granted pursuant to our Equity Incentive Plan and other exchangeable securities issued in connection with the acquisition of Avoca. During 2017, KKR paid $58.0 million in cash in lieu of issuing common units upon the vesting of equity awards representing 3.1 million common units to satisfy tax withholding and cash-settlement obligations. Since October 27, 2015, KKR has paid $137.0 million in cash in lieu of issuing common units upon the vesting of equity awards representing 8.2 million common units to satisfy tax withholding and cash-settlement obligations.

Unregistered Sale of Equity Securities

During the fourth quarter of 2017, 5,562,665 KKR Group Partnership Units were exchanged by (i) KKR Holdings and (ii) holders of other exchangeable securities issued in connection with the acquisition of Avoca for an equal number of our common units. This resulted in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings and the other exchangeable security holders. From January 1, 2018 to February 21, 2018, an additional 630,578 common units were issued to one or more holders of other exchangeable securities issued in connection with the acquisition of Avoca. These private transactions were exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

On November 30, 2017, KKR acquired an additional 5.0% interest in Marshall Wace after the exercise of one of the options agreed to between Marshall Wace and KKR. As partial consideration, KKR issued 4,727,966 common units to affiliates of Marshall Wace in a private transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. We derived the selected historical consolidated financial data as of December 31, 2017 and 2016 and for the years ending December 31, 2017, 2016 and 2015 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical consolidated financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 from our audited consolidated financial statements which are not included in this report. You should read the following data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report.

On January 1, 2016, KKR adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"), which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, assets, liabilities, and noncontrolling interests from our investment funds that had previously been consolidated are no longer included in the statement of financial condition. Additionally, when an investment fund is consolidated, management fees, fee credits and carried interest earned from consolidated funds are eliminated in consolidation and as such are not recorded in Fees and Other. The economic impact of these management fees, fee credits and carried interests that are eliminated is reflected as an adjustment to noncontrolling interests and has no impact to Net Income Attributable to KKR & Co. L.P. KKR adopted this guidance using the modified retrospective method. As a result, no retrospective adjustment is required and prior periods presented under GAAP have not been impacted.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(all dollars are in thousands, except unit and per unit data)
Statements of Operations Data:
Fees and Other	$3,282,265	$1,908,093	$1,043,768	$1,110,008	$762,546
Less: Total Expenses	2,336,692	1,695,474	1,871,225	2,196,067	1,767,138
Total Investment Income (Loss)	1,838,795	762,606	6,169,125	6,544,748	8,896,746
Income (Loss) Before Taxes	2,784,368	975,225	5,341,668	5,458,689	7,892,154
Income Taxes	224,326	24,561	66,636	63,669	37,926
Net Income (Loss)	2,560,042	950,664	5,275,032	5,395,020	7,854,228
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	73,972	(8,476)	(4,512)	(3,341)	62,255
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	1,467,765	649,833	4,791,062	4,920,750	7,100,747
Net Income (Loss) Attributable to KKR & Co. L.P.	1,018,305	309,307	488,482	477,611	691,226
Net Income Attributable to Series A Preferred Unitholders	23,288	17,337	—	—	—
Net Income Attributable to Series B Preferred Unitholders	10,076	4,898	—	—	—
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$984,941	$287,072	$488,482	$477,611	$691,226

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$2.10	$0.64	$1.09	$1.25	$2.51
Diluted	$1.95	$0.59	$1.01	$1.16	$2.30
Weighted Average Common Units Outstanding
Basic	468,282,642	448,905,126	448,884,185	381,092,394	274,910,628
Diluted	506,288,971	483,431,048	482,699,194	412,049,275	300,254,090

	As of December 31,
	2017	2016	2015	2014	2013
	(all dollars are in thousands)
Statements of Financial Condition Data (period end):
Total Assets	$45,834,719	$39,002,897	$71,042,339	$65,872,745	$51,427,201
Total Liabilities	$25,171,919	$21,884,814	$21,574,754	$14,168,684	$4,842,383
Redeemable Noncontrolling Interests	$610,540	$632,348	$188,629	$300,098	$627,807
Noncontrolling Interests	$12,866,324	$10,545,902	$43,731,774	$46,004,377	$43,235,001
Appropriated Capital	$—	$—	$—	$16,895	$—
Total KKR & Co. L.P. Partners' Capital (1)	$7,185,936	$5,939,833	$5,547,182	$5,382,691	$2,722,010

(1)
Total KKR & Co. L.P. partners' capital (including Series A and B preferred partners' capital) reflects only the portion of equity attributable to KKR & Co. L.P. (59.1% interest in the KKR Group Partnerships as of December 31, 2017) and differs from book value reported on a segment basis primarily as a result of the exclusion of the equity impact of KKR Management Holdings Corp. and allocations of equity to KKR Holdings. KKR Holdings' 40.9% interest in the KKR Group Partnerships as of December 31, 2017 is reflected as noncontrolling interests and is not included in total KKR & Co. L.P. partners' capital.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of KKR & Co. L.P. and the related notes included elsewhere in this report. The historical consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-looking Statements" and "Risk Factors." Actual results may differ materially from those contained in any forward-looking statements.

Overview of Business

For a discussion about our businesses, business segments and our firm, see "Item 1. Business."

Business Environment

Economic and Market Conditions
Economic Conditions. As a global investment firm, we are affected by financial and economic conditions globally. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting the values of the investments we make, our ability to exit these investments profitably, our ability to raise capital from investors and our ability to make new investments. Financial and economic conditions in the United States, the European Union, Japan, China and other major economies are significant contributors to the global economy.

As of December 31, 2017, the United States appears to be experiencing growth and signs of rising inflation, and the U.S. Federal Reserve is expected to continue to raise its benchmark interest rate and reduce its balance sheet. In the United States, real GDP growth was 2.3% for the full year ended December 31, 2017, compared to 1.5% in the prior year; the U.S. unemployment rate was 4.1% as of December 31, 2017, down from 4.7% as of December 31, 2016; U.S. core consumer price index inflation was 1.8% on a year-over-year basis as of December 31, 2017, down from 2.2% on a year-over-year basis as of December 31, 2016; and the effective federal funds rate set by the U.S. Federal Reserve was 1.3% as of December 31, 2017, up from 0.7% as of December 31, 2016.

As of December 31, 2017, the European Union appears to be experiencing growth with the expectation of rising inflation, and the European Central Bank is expected to taper its quantitative easing program in the near future. In the Euro Area, real GDP growth is estimated to be 2.4% for the year ended December 31, 2017 compared to 1.8% in the prior year; the Euro Area unemployment rate was 8.7% as of December 31, 2017, down from 9.7% as of December 31, 2016; Euro Area core inflation was 0.9% on a year-over-year basis as of December 31, 2017, flat compared to the prior year as of December 31, 2016; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of December 31, 2017, flat from 0.0% as of December 31, 2016. In addition, in March 2017, the United Kingdom triggered Article 50 to formally begin the process to exit from the European Union, which could, among other outcomes, significantly disrupt trade and the free movement of goods, services and people between the United Kingdom and the European Union.

As of December 31, 2017, the Bank of Japan is expected to continue its quantitative easing program, and the Chinese economy appears to be slowing slightly against the backdrop of certain economic reforms. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of December 31, 2017 as compared to -0.1% as of December 31, 2016; and in China, reported real GDP was 6.9% in the year ended December 31, 2017, above the 6.7% reported for the year ended December 31, 2016.

These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. Other key issues include (i) political uncertainty caused by, among other things, populist political parties and economic nationalist sentiments, (ii) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, and austerity programs, and (iii) increased volatility as the U.S. Federal Reserve potentially raises interest rates more frequently and/or in larger increments than in previous years and (iv) technological advancements and innovations that may disrupt marketplaces and businesses. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition."

Equity and Credit Markets. Global equity and credit markets have a substantial effect on our financial condition and results of operations. In general, a climate of reasonable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns, which also impacts our ability to generate incentive fees and carried interest. Periods of volatility and dislocation in the capital markets present substantial risks, but also can present us with opportunities to invest at reduced valuations that position us for future growth and investment returns. Low interest rates related to monetary stimulus and economic stagnation may negatively impact expected returns on all types of investments. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies have caused, and may further cause, the default risk of these countries to increase, and this could impact the operations or value of our investments that operate in these regions. Areas such as the Eurozone and Japan, which have ongoing central bank quantitative easing campaigns and comparatively low interest rates relative to the United States, could potentially experience further currency volatility and weakness relative to the U.S. dollar.

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the year ended December 31, 2017, global equity markets were positive, with the S&P 500 Index up 21.8% and the MSCI World Index up 23.1% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (the "VIX"), a measure of volatility, ended at 11.0 as of December 31, 2017, decreasing from 14.0 as of December 31, 2016. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" and "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies."

Many of our investments are also in non-investment grade credit instruments, and our funds and our portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies used to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightening credit spreads are generally expected to lead to an increase, and widening credit spreads are generally expected to lead to a decrease, in the value of these credit investments, if not offset by hedging or other factors. In addition, the significant widening of credit spreads is also typically expected to negatively impact equity markets, which in turn would negatively impact our portfolio and us as noted above. During the year ended December 31, 2017, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) tightened by 31 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) tightened by 59 basis points. The non-investment grade credit indices rose during the year ended December 31, 2017, with the S&P/LSTA Leveraged Loan Index up 4.1% and the BofAML HY Master II Index up 7.5%. In addition, during the year ended December 31, 2017, 10-year government bond yields declined 4 basis points in the United States and declined 5 basis points in the United Kingdom, rose 22 basis points in Germany, were flat in Japan and rose 85 basis points in China. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition."

For further discussion of the impact of global credit markets on our financial condition and results of operations, see "Risk Factors—Risks Related to the Assets We Manage—Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or to refinance existing debt and may increase the cost of such financing or refinancing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income," "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our Principal Activities segment may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly." For a further discussion of our valuation methods, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies."

Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the year ended December 31, 2017, the euro rose 14.1%, the British pound rose 9.5%, the Japanese yen rose 3.7%, and the Chinese renminbi rose 6.3%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "—Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk."

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the year ended December 31, 2017, the long-term price of WTI crude oil decreased approximately 5%, while the long-term price of natural gas was relatively stable. The long-term price of WTI crude oil decreased from approximately $56 per barrel to $53 per barrel, and the long-term price of natural gas decreased from approximately $2.87 per mcf to $2.82 per mcf as of December 31, 2016 and December 31, 2017, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted. In addition, because we hold certain energy assets on our balance sheet, which had a fair value of $0.6 billion as of December 31, 2017, these price movements would have an amplified impact on our financial results, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our Principal Activities segment may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly."

Business Conditions

Our segment revenues consist of fees, performance income and investment income. Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation or income. Since 2010, we have expanded into strategies such as energy, infrastructure, real estate, growth equity, core, credit and, through strategic manager partnerships, hedge funds. In several of these strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new clients, including retail and high net worth clients. However, fundraising continues to be competitive. While our Americas Fund XII, Asian Fund III and our Real Estate Partners Americas II fund exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship private equity funds or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM and associated fees attributable to new capital raised in future periods may be lower than in prior years. New capital raised in AUM for the fiscal years ended December 31, 2015, 2016 and 2017 was $19.8 billion, $28.8 billion and $38.7 billion. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business."

Our ability to successfully deploy capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital available to us and participate in capital markets transactions. Greater competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Additionally, because we seek to make investments that have an ability to achieve our targeted returns while taking on a reasonable level of risk, we may experience periods of reduced investment activity. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. Reduced levels of transaction activity also tends to result in reduced potential future investment gains, lower transaction fees and lower fees for our capital markets business, which may earn fees in the syndication of equity or debt. Capital invested for the fiscal years ended December 31, 2015, 2016 and 2017 were $11.5 billion, $11.0 billion and $18.4 billion, and syndicated capital for the fiscal years ended December 31, 2015, 2016 and 2017 were $0.9 billion, $1.2 billion and $4.7 billion.
Our ability to realize investments. Challenging market and economic conditions may adversely affect our ability to exit and realize value from our investments and result in lower-than-expected returns. Although the equity markets are not the only means by which we exit investments, the strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in our private equity portfolio companies in a timely manner. We may also realize investments through strategic sales. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our investments. For the fiscal years ended December 31, 2015, 2016 and 2017, through exit activity in our investments, we realized carried interest of $1.0 billion, $1.3 billion and $1.2 billion.

Basis of Accounting

We consolidate the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of our investment management and capital markets companies, the general partners of unconsolidated funds and vehicles, general partners of certain funds that are consolidated and their respective consolidated funds and certain other entities including certain consolidated CLOs and CMBS. We refer to CLOs and CMBS as collateralized financing entities ("CFEs").

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

For a further discussion of our consolidation policies, see "Item 8. Financial Statements and Supplementary Data—Summary of Significant Accounting Policies."

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

For a further discussion of our fee policies, see "Item 8. Financial Statements and Supplementary Data—Summary of Significant Accounting Policies."

Expenses

Compensation and Benefits

Compensation and benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity-based compensation consisting of charges associated with the vesting of equity-based awards, carry pool allocations and other performance-based income compensation. All employees and employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, in the past cash bonuses that are paid to certain employees have been borne by KKR Holdings. These bonuses have historically been funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because employees are not entitled to receive distributions on units that are unvested, any amounts allocated to employees in excess of an employee's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are currently recorded based on the amount of cash expected to be paid by KKR Holdings. Because KKR makes only fixed quarterly distributions, the distributions made on KKR Group Partnership Units underlying any unvested KKR Holdings units are generally insufficient to fund annual cash bonus compensation to the same extent as in periods prior to the fourth quarter of 2015. In addition, substantially all units in KKR Holdings have been allocated and while subject to a 5 year vesting period, will become fully vested by 2021, thus decreasing the amount of distributions received by KKR Holdings that are available for annual cash bonus compensation. We, therefore, expect to pay all or substantially all of the cash bonus payments from KKR's cash from operations, the carry pool and other performance-based income compensation as described below, although from time to time, KKR Holdings may contribute to the cash bonus payments in the future. The amount of such annual cash bonus paid by KKR Holdings was $5.5 million for the year ending December 31, 2017. Any other amounts paid were funded from other sources, including cash from our operations and the carry pool. See "Risks Related to Our Business—If we cannot retain and motivate our principals and other key personnel and recruit, retain and motivate new principals and other key personnel, our business, results and financial condition could be adversely affected" regarding the adequacy of such distributions to fund future discretionary cash bonuses.

KKR uses three different methods, which are designed to yield comparable results, to allocate carried interest and other performance income compensation. With respect to KKR's investment funds that provide for carried interest without a preferred return, KKR allocates 40% of the carried interest received from such funds to its carry pool for employees and non-employee operating consultants. In addition, for investment funds that provide for incentive fees rather than carried interest, our carry pool is supplemented by allocating 40% of the incentive fees that do not constitute carried interest that are earned from such funds to performance income compensation. Beginning with the quarter ended September 30, 2016, for investment funds that provide for carried interest with a preferred return and have accrued carried interest as of June 30, 2016, KKR also includes 40% of the management fees that would have been subject to a management fee refund as performance income compensation. Because of the different ways management fees are refunded in preferred return and non-preferred return funds that provide for carried interest, this calculation of 40% of the portion of the management fees subject to refund for funds that have a preferred return is designed to allocate to compensation an amount comparable to the amount that would have been allocated to the carry pool had the fund not had a preferred return. Beginning with the quarter ended September 30, 2017, for then-current and future carry generating funds with no or minimal accrued carried interest as of June 30, 2017, KKR allocates 43% of the carried interest to the carry pool instead of 40% of carried interest. For impacted funds, the incremental 3% replaces the allocation of management fee refunds that would have been calculated for those funds and is designed, based on a historical financial analysis of certain investment funds, to allocate an amount for preferred return funds that is comparable to the management fee refunds that would have been allocated as performance income compensation for those funds. The percentage of carried interest, management fee refunds, and incentive fees allocable to the carry pool or as performance income compensation is subject to change from time to time. For a discussion of how management fees are refunded for preferred return funds and non-preferred funds see "—Fair Value Measurements—Recognition of Carried Interest in the Statement of Operations."

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

Interest Expense

Interest expense is incurred from debt issued by KKR, including debt issued by KFN, credit facilities entered into by KKR, debt securities issued by consolidated CFEs and financing arrangements at our consolidated funds entered into primarily with the objective of managing cash flow. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CFEs are supported solely by the investments held at the CFE and are not collateralized by assets of any other KKR entity. Our obligations under financing arrangements at our consolidated funds are generally limited to our pro rata equity interest in such funds. However, in some circumstances, we may provide limited guarantees of the obligations of our general partners in an amount equal to its pro rata equity interest in such funds. Our management companies bear no obligations with respect to financing arrangements at our consolidated funds. We also may provide other kinds of guarantees. See "—Liquidity."

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

The 2017 Tax Act, which was enacted on December 22, 2017, permanently reduces the U.S. federal corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018. KKR has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets, deferred tax liabilities and the related impact on the tax receivable agreement and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions KKR has made, additional regulatory guidance that may be issued, and actions KKR may take following the enactment of the 2017 Tax Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. See Item 8. Financial Statements and Supplementary Data—Note 11 "Income Taxes" to the consolidated financial statements for further information on the financial statement impact of the 2017 Tax Act.

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

For a further discussion of our noncontrolling interests policies, see "Item 8. Financial Statements and Supplementary Data—Summary of Significant Accounting Policies."

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

We disclose the following financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP, if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within Item. 8 Financial Statements and Supplementary Data—Note 14 "Segment Reporting" and later in this report under "—Segment Balance Sheet."

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

After-Tax Distributable Earnings

After-tax distributable earnings is used by management as an operating measure of the earnings excluding mark-to-market gains (losses) of KKR. KKR believes this measure is useful to unitholders as it provides a supplemental measure to assess performance, excluding the impact of mark-to-market gains (losses). After-tax distributable earnings excludes certain realized investment losses to the extent unrealized losses on these investments were recognized prior to the combination with KKR Private Equity Investors, L.P. on October 1, 2009. After-tax distributable earnings does not represent and is not used to calculate actual distributions under KKR's distribution policy.

The following tables present our calculations of distributable segment revenues, which is our total segment revenues excluding the impact of mark-to-market gains (losses), distributable segment expenses, which is our total segment expenses excluding the impact of mark-to-market gains (losses), and after-tax distributable earnings on common units for the years ended December 31, 2017, 2016 and 2015. Additionally, the individual components of our calculations of after-tax distributable earnings are reconciled to the most directly comparable GAAP measure in the tables below.

The following table presents our calculation of distributable segment revenues for the years ended December 31, 2017, 2016 and 2015.

	Year Ended
($ in thousands)	December 31, 2017	December 31, 2016		December 31, 2015
Distributable Segment Revenues
Fees and Other, Net
Management Fees	$905,188	$797,862		$732,033
Monitoring Fees	81,021	64,354		264,643
Transaction Fees	777,247	344,274		364,994
Fee Credits	(261,429)	(131,628)		(219,620)
Total Fees and Other, Net	1,502,027	1,074,862		1,142,050

Realized Performance Income (Loss)
Incentive Fees	73,395	33,346		19,647
Carried Interest	1,198,981	1,256,208		1,027,154
Total Realized Performance Income (Loss)	1,272,376	1,289,554		1,046,801

Realized Investment Income (Loss)
Net Realized Gains (Losses)	194,020	371,563		337,023
Interest Income and Dividends	285,696	322,857		411,536
Interest Expense	(181,612)	(188,761)		(203,085)
Total Realized Investment Income (Loss)	298,104	505,659	(1)	545,474	(2)
Total Distributable Segment Revenues	$3,072,507	$2,870,075		$2,734,325
(1) Amount includes a $253.7 million realized loss relating to Samson Resources which had previously been marked at zero on an unrealized basis.  Accordingly, this had no impact on our Economic Net Income during the year ended December 31, 2016.

(2) Amount includes a $100.0 million realized loss on a segment basis relating to the write-off of Energy Future Holdings which had previously been marked at zero on an unrealized basis.  Accordingly, this write-off had no impact on our Economic Net Income during the year ended December 31, 2015.

The following table presents our calculation of distributable segment expenses for the years ended December 31, 2017, 2016 and 2015.

	Year Ended
($ in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Distributable Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	$544,987	$395,016	$409,992
Performance Income Compensation	533,450	538,321	418,718
Total Compensation and Benefits	1,078,437	933,337	828,710
Occupancy and Related Charges	56,410	62,400	62,657
Other Operating Expenses	243,772	234,348	233,618
Total Distributable Segment Expenses	$1,378,619	$1,230,085	$1,124,985

The following table presents our calculation of after-tax distributable earnings for the years ended December 31, 2017, 2016 and 2015.

	Year Ended
($ in thousands except per unit data)	December 31, 2017	December 31, 2016	December 31, 2015
After-tax Distributable Earnings
Distributable Segment Revenues	$3,072,507	$2,870,075	$2,734,325
Distributable Segment Expenses	1,378,619	1,230,085	1,124,985
Income (Loss) Attributable to Noncontrolling Interests	6,551	2,336	16,007
Income Taxes Paid	94,065	87,723	140,677
Preferred Distributions	33,364	22,235	—
After-tax Distributable Earnings	$1,559,908	$1,527,696	$1,452,656

Per Adjusted Unit Eligible for Distribution	$1.91	$1.89	$1.78

For a discussion of the components that drove the changes in our after-tax distributable earnings, see discussion of (i) management, monitoring and transaction fees, (ii) realized performance income, (iii) realized gains and net interest and dividends within investment income and (iv) expenses excluding unrealized performance income compensation, within "—Segment Analysis."

The following are reconciliations of the individual components of the calculation of after-tax distributable earnings to the most directly comparable GAAP measure.

	Year Ended
($ in thousands)	December 31, 2017	December 31, 2016	December 31, 2015

Fees and Other	$3,282,265	$1,908,093	$1,043,768
Plus: Management fees relating to consolidated funds and placement fees	204,943	178,619	531,027
Less: Fee credits relating to consolidated funds	4,028	2,921	202,269
Plus: Net realized and unrealized carried interest - consolidated funds	58,562	32,651	1,190,699
Plus: Total investment income (loss)	693,462	(78,764)	153,512
Less: Revenue earned by oil & gas producing entities	63,460	65,754	112,328
Less: Reimbursable expenses	123,144	81,549	66,144
Less: Other	(19,507)	25,095	32,357
Total Segment Revenues	$4,068,107	$1,865,280	$2,505,908
Less: Unrealized Carried Interest	600,242	(420,372)	163,545
Less: Net Unrealized Gains (Losses)	395,358	(584,423)	(391,962)
Total Distributable Segment Revenues	$3,072,507	$2,870,075	$2,734,325

	Year Ended
($ in thousands)	December 31, 2017	December 31, 2016	December 31, 2015

Total Expenses	$2,336,692	$1,695,474	$1,871,225
Less: Equity based compensation	334,821	264,890	261,579
Less: Reimbursable expenses and placement fees	181,839	148,483	103,307
Less: Operating expenses relating to consolidated funds, CFEs and other entities	82,888	104,339	65,012
Less: Expenses incurred by oil & gas producing entities	46,411	70,312	153,611
Less: Intangible amortization	17,821	6,647	49,766
Less: Other	46,692	32,228	46,038
Total Segment Expenses	$1,626,220	$1,068,575	$1,191,912
Less: Unrealized Performance Income Compensation	247,601	(161,510)	66,927
Total Distributable Segment Expenses	$1,378,619	$1,230,085	$1,124,985

Assets Under Management ("AUM")

Assets under management represent the assets managed or advised by KKR from which KKR is entitled to receive fees or a carried interest (either currently or upon deployment of capital), general partner capital and assets managed or advised by strategic manager partnerships in which KKR holds a minority ownership interest. We believe this measure is useful to unitholders as it provides additional insight into the capital raising activities of KKR and its strategic manager partnerships and the overall activity in their investment funds and other managed capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or carried interest; (iii) the fair value of investments in KKR's co-investment vehicles; (iv) the par value of outstanding CLOs (excluding CLOs wholly-owned by KKR); (v) KKR's pro rata portion of the AUM of strategic manager partnerships in which KKR holds a minority ownership interest; and (vi) the fair value of other assets managed by KKR. The pro rata portion of the AUM of strategic manager partnerships is calculated based on KKR's percentage ownership interest in such entities multiplied by such entity's respective AUM. KKR's definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

Book Value

Book value is a measure of the net assets of KKR's reportable segments and is used by management primarily in assessing the unrealized value of KKR's investments and other assets, including carried interest. We believe this measure is useful to unitholders as it provides additional insight into the assets and liabilities of KKR excluding the assets and liabilities that are allocated to noncontrolling interest holders and to the holders of the Series A and Series B Preferred Units.

Capital Invested

Capital invested is the aggregate amount of capital invested by (i) KKR's investment funds, (ii) KKR's Principal Activities segment as a co-investment, if any, alongside KKR's investment funds, and (iii) the Principal Activities segment in connection with a syndication transaction conducted by KKR's Capital Markets segment, if any. Capital invested is used as a measure of investment activity at KKR during a given period. We believe this measure is useful to unitholders as it provides a measure of capital deployment across KKR's business segments. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. Capital invested excludes (i) investments in leveraged credit strategies, (ii) capital invested by KKR's Principal Activities segment that is not a co-investment alongside KKR's investment funds, and (iii) capital invested by the Principal Activities segment that is not invested in connection with a syndication transaction by KKR's Capital Markets segment. Capital syndicated by our Capital Markets segment to third parties other than KKR's investment funds or Principal Activities segment is not included in capital invested. See also "—Syndicated Capital."

Economic Net Income (Loss) ("ENI")

Economic net income (loss) is a measure of profitability for KKR's reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to unitholders as it provides additional insight into the overall profitability of KKR's businesses inclusive of carried interest, incentive fees and related carry pool allocations and investment income. ENI is comprised of total segment revenues less total segment expenses and certain economic interests in KKR's segments held by third parties. Pre-tax Economic Net Income (Loss) represents Economic Net Income (Loss) after equity-based compensation. After-tax Economic Net Income (Loss) represents Economic Net Income (Loss) after equity-based compensation, provision for income taxes and preferred distributions.

Fee Paying AUM ("FPAUM")

Fee paying AUM represents only the AUM from which KKR receives management fees. We believe this measure is useful to unitholders as it provides additional insight into the capital base upon which KKR earns management fees. FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's and its strategic manager partnership management fees and differs from AUM in the following respects: (i) assets and commitments from which KKR does not receive a management fee are excluded (e.g., assets and commitments with respect to which it receives only carried interest or is otherwise not currently receiving a management fee) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

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

Outstanding Adjusted Units

Outstanding adjusted units represents the portion of total adjusted units that would receive assets of KKR if it were to be liquidated as of a particular date. Outstanding adjusted units is used to calculate book value per outstanding adjusted unit, which we believe is useful to unitholders as it provides a measure of net assets of KKR's reportable segments on a per unit basis.

Syndicated Capital

Syndicated capital is generally the aggregate amount of capital in transactions originated by KKR and its investment funds and carry-yielding co-investment vehicles, which has been distributed to third parties in exchange for a fee. It does not include (i) capital invested in such transactions by KKR investment funds and carry-yielding co-investment vehicles, which is instead reported in capital invested, (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds and (iii) debt capital that is either underwritten or arranged on a best efforts basis. Syndicated capital is used as a measure of investment activity for KKR during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR's Capital Markets segment and across its investment platform.

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

A reconciliation of Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders on a GAAP basis to ENI, FRE and After-tax Distributable Earnings is provided below. For a discussion of the components that drove the changes in our FRE, see discussion of (i) management, monitoring and transaction fees and (ii) expenses of our Private Markets, Public Markets and Capital Markets segments excluding unrealized performance income compensation in "—Segment Analysis."

	Year Ended
($ in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$984,941	$287,072	$488,482
Plus: Preferred Distributions	33,364	22,235	—
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	791,021	212,878	433,693
Plus: Non-cash equity-based charges	346,035	264,890	261,579
Plus: Amortization of intangibles, placement fees and other, net	122,870	(17,267)	47,599
Less: Gain from remeasurement of tax receivable agreement liability (1)	(67,221)	—	—
Plus: Income tax (benefit) (2)	224,326	24,561	66,636
Economic Net Income (Loss)	2,435,336	794,369	1,297,989
Plus: Income attributable to segment noncontrolling interests	6,551	2,336	16,007
Less: Total investment income (loss)	693,462	(78,764)	153,512
Less: Net performance income (loss)	1,091,567	492,371	724,701
Plus: Expenses of Principal Activities Segment	209,748	154,321	174,713
Fee Related Earnings	866,606	537,419	610,496
Plus: Net interest and dividends	104,084	134,096	208,451
Less: Expenses of Principal Activities Segment	209,748	154,321	174,713
Plus: Realized performance income (loss), net	738,926	751,233	628,083
Plus: Net realized gains (losses)	194,020	371,563	337,023
Less: Income taxes paid	94,065	87,723	140,677
Less: Preferred distributions	33,364	22,235	—
Less: Income attributable to segment noncontrolling interests	6,551	2,336	16,007
After-tax Distributable Earnings	$1,559,908	$1,527,696	$1,452,656

(1) Represents the impacts of the remeasurement of the amounts payable under the tax receivable agreement which arises from changes in the associated deferred tax balance, including the impacts related to the 2017 Tax Act.

(2) Includes the impacts of the remeasurement of deferred tax assets and liabilities which arises from changes in the estimated future tax rates related to the 2017 Tax Act. For the year ended December 31, 2017, the provision for income tax includes approximately $97.9 million of income tax expense related to the 2017 Tax Act.

Management believes that excluding the remeasurement of the tax receivable agreement from ENI is meaningful as it increases comparability between periods. Remeasurement of the tax receivable agreement is an estimate and may change due to changes in interpretations and assumptions based on additional guidance that may be issued pertaining to the 2017 Tax Act.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the years ended December 31, 2017 and 2016. You should read this discussion in conjunction with the consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our four business segments in these periods, see "—Segment Analysis."

Year ended December 31, 2017 compared to year ended December 31, 2016

	Year Ended
	December 31, 2017	December 31, 2016	Change
	($ in thousands)
Revenues
Fees and Other	$3,282,265	$1,908,093	$1,374,172

Expenses
Compensation and Benefits	1,695,490	1,063,813	631,677
Occupancy and Related Charges	58,722	64,622	(5,900)
General, Administrative and Other	582,480	567,039	15,441
Total Expenses	2,336,692	1,695,474	641,218

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,203,159	342,897	860,262
Dividend Income	202,115	187,853	14,262
Interest Income	1,242,419	1,021,809	220,610
Interest Expense	(808,898)	(789,953)	(18,945)
Total Investment Income (Loss)	1,838,795	762,606	1,076,189

Income (Loss) Before Taxes	2,784,368	975,225	1,809,143

Income Taxes	224,326	24,561	199,765

Net Income (Loss)	2,560,042	950,664	1,609,378

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	73,972	(8,476)	82,448
Net Income (Loss) Attributable to Noncontrolling Interests	1,467,765	649,833	817,932

Net Income (Loss) Attributable to KKR & Co. L.P.	1,018,305	309,307	708,998

Less: Net Income Attributable to Series A Preferred Unitholders	23,288	17,337	5,951
Less: Net Income Attributable to Series B Preferred Unitholders	10,076	4,898	5,178

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$984,941	$287,072	$697,869

Fees and Other

For the years ended December 31, 2017 and 2016, fees and other consisted of the following:

	Year Ended
	December 31, 2017	December 31, 2016	Change
Management Fees	$700,245	$619,243	$81,002
Transaction Fees	783,952	350,091	433,861
Monitoring Fees	204,165	146,967	57,198
Fee Credits	(257,401)	(128,707)	(128,694)
Carried Interest	1,740,661	803,185	937,476
Incentive Fees	4,601	8,709	(4,108)
Oil and Gas Revenue	63,460	65,754	(2,294)
Consulting Fees	42,582	42,851	(269)
Total Fees and Other	$3,282,265	$1,908,093	$1,374,172

Management fees, transaction fees, monitoring fees and fee credits all increased for the year ended December 31, 2017 compared to the year ended December 31, 2016. For a more detailed discussion of the factors that affected our management fees, transaction fees, monitoring fees and fee credits during the period, see "—Segment Analysis."

The increase in carried interest earned during the year ended December 31, 2017 was due primarily to increases in carried interest gains primarily reflecting a higher level of appreciation in the value of our private equity portfolio as compared to the prior period and to a lesser extent gains in our private credit portfolio during the current year. For a more detailed discussion of the factors that affected our Private Markets and Public Markets carried interest during the period, see "—Segment Analysis—Private Markets—Segment Revenues—Performance Income" and "—Segment Analysis—Public Markets—Segment Revenues—Performance Income."

Compensation and Benefits Expenses

The increase was primarily due to (i) a higher level of carry pool allocations reflecting higher appreciation in the value of our private equity and credit portfolios, (ii) an increase in cash compensation and benefits and (iii) an increase in equity-based compensation resulting from new equity grants of KKR Holdings units during the year ended December 31, 2017 compared to the year ended December 31, 2016.

General, Administrative and Other Expenses

The increase was primarily due to (i) a reduction in the fair value of the contingent consideration liability during the year ended December 31, 2016 related to the acquisition of Prisma from $46.6 million to zero since it was determined that it was no longer probable that the sellers of Prisma would be entitled to any future additional payment under the arrangement while no such reversal of expense was incurred during the current period and (ii) an increase in professional fees and other expenses incurred as compared to the prior period. These increases were partially offset by (i) a lower level of financing costs incurred relating to debt at new consolidated CLOs for which the fair value option has been elected, (ii) a decrease in depreciation, depletion and amortization of our consolidated oil and gas-producing entities primarily caused by a lower cost basis due to previously recorded impairments, resulting in a lower unit of production depletion rate compared to the prior period and (iii) the write-off of intangible assets during the year ended December 31, 2016 in connection with the termination of management contracts for certain credit funds that were wound down while no such charge was incurred during the current period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Year Ended
	December 31, 2017	December 31, 2016
	($ in thousands)
Private Equity Investments	$562,288	$109,288
Credit & Other Investments	(372,543)	(821,542)
Investments of Consolidated CFEs	(96,777)	185,712
Real Assets Investments	200,006	229,398
Debt Obligations	101,486	14,665
Other Net Gains (Losses) from Investment Activities	808,699	625,376
Net Gains (Losses) from Investment Activities	$1,203,159	$342,897

The net gains from investment activities for the year ended December 31, 2017 were comprised of net unrealized gains of $1,164.8 million and net realized gains of $38.3 million.

Unrealized Gains from Investment Activities

For the year ended December 31, 2017, net unrealized gains were driven primarily by (i) mark-to-market gains on alternative credit assets in our consolidated special situations funds and KFN, (ii) mark-to-market gains in certain consolidated entities, the most significant of which were unrealized gains in our growth equity investments, (iii) mark-to-market gains in our private equity portfolio held by KKR's balance sheet, the most significant of which were unrealized gains in our investment in First Data Corporation, (iv) mark-to-market gains in our infrastructure portfolio held by KKR's balance sheet and (v) the reversal of unrealized losses on the sale of our investment in Fortune Creek Partnership (energy sector) and the restructurings of our investment in Aurora Eaglebine (energy sector) which are held by KKR's balance sheet in our energy portfolio. For the year ended December 31, 2017, unrealized gains from investment activities includes a gain of $67.2 million relating to a remeasurement of the tax receivable agreement liability which arises from changes in the associated deferred tax balances related to the 2017 Tax Act.

Unrealized Losses from Investment Activities

Partially offsetting the unrealized gains above were unrealized losses, the most significant of which were unrealized losses relating to (i) the reversal of unrealized gains on the final sale of our investments in US Foods Holding Corp. (NYSE: USFD), HCA Holdings, Inc. (NYSE: HCA) and Galenica AG (VTX: GALN) and (ii) mark-to-market losses in certain consolidated entities, the most significant of which were unrealized losses in our growth equity investments.

Realized Gains from Investment Activities

For the year ended December 31, 2017, realized gains were comprised primarily of realized gains related to (i) the sale of private equity investments held by KKR's balance sheet, including the final sale of our investment in US Foods Holding Corp., HCA Holdings, Inc. and Galenica AG and the partial sale of our investment in First Data Corporation.

Realized Losses from Investment Activities

Partially offsetting these realized gains were realized losses relating to (i) alternative credit assets in our consolidated special situations funds and KFN, (ii) the sale of investments held by our consolidated CLOs and (iii) the sale of our investments in Fortune Creek Partnership and Aurora Eaglebine which are held by KKR's balance sheet in our energy portfolio.

For a discussion of other factors that affected KKR's investment income, see "—Segment Analysis."

Net Gains (Losses) from Investment Activities for the year ended December 31, 2016

The net gains from investment activities for the year ended December 31, 2016 were comprised of net realized gains of $347.1 million and net unrealized losses of $4.2 million. For the year ended December 31, 2016, net realized gains were comprised primarily of the net impact of (i) realized gains on sales of private equity investments held by KKR's balance sheet, including the partial sales of Walgreens Boots Alliance, Inc. (NASDAQ: WBA), Zimmer Biomet Holdings, Inc. (NYSE: ZBH) and HCA Holdings, Inc.; (ii) realized losses in connection with our investment in Samson Resources (energy sector); (iii) realized losses on assets held at consolidated CLOs; and (iv) realized gains on debt held at consolidated CLOs. For the year ended December 31, 2016, net unrealized losses were driven primarily by (i) mark-to-market losses in our private equity portfolio held by KKR's balance sheet including unrealized losses in First Data Corporation; (ii) mark-to-market losses on assets in our consolidated special situations funds; (iii) mark-to-market losses on debt held through consolidated CMBS; and (iv) the reversal of unrealized gains on the partial sales of Walgreens Boots Alliance, Inc., Zimmer Biomet Holdings, Inc. and HCA Holdings, Inc., as well as the reversal of unrealized gains on debt realizations at our consolidated CLOs. Offsetting these unrealized losses were unrealized gains, the most significant of which were unrealized gains relating to (i) the reversal of unrealized losses in connection with our investment in Samson Resources, (ii) reversals of unrealized losses on asset realizations in our consolidated CLOs and (iii) mark-to-market gains on investments held through consolidated CMBS structures. For a discussion of other factors that affected KKR's investment income, see "—Segment Analysis."

Dividend Income

During the year ended December 31, 2017, the most significant dividends received included $88.5 million from our consolidated special situations funds and $43.5 million from our consolidated real estate funds. During the year ended December 31, 2016, the most significant dividends received included $51.5 million from our consolidated special situations funds and dividends from US Foods Holding Corp. of $23.4 million, Sedgwick Claims Management Services (financial services sector) of $12.7 million and PRA Health Sciences, Inc. (NASDAQ: PRAH) of $4.1 million. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Segment Analysis."

Interest Income

The increase in interest income during the year ended December 31, 2017 was primarily due to a higher level of interest earned related to (i) an increase in the amount of investments in our consolidated special situations funds and other leveraged credit funds, (ii) the impact of the consolidation of three additional CLOs subsequent to the year ended December 31, 2016, (iii) an increase in the amount of investments held by KREF, our REIT, compared to the prior period and (iv) an increase in the amount of investments held at our India debt financing company. These increases were partially offset by a decrease in interest income at KFN primarily due to a smaller portfolio generating recurring income as well as a decrease associated with the paydown of CLO 2007-01 in the second quarter of 2016. For a discussion of other factors that affected KKR's interest income, see "—Segment Analysis."

Interest Expense

The increase in interest expense during the year ended December 31, 2017 was primarily due to the impact of (i) the consolidation of three additional CLOs subsequent to the year ended December 31, 2016, (ii) increased borrowings at our India debt financing company, (iii) increased CMBS issuances by KREF and (iv) increased borrowings from asset backed financing vehicles managed by KKR. These increases were partially offset by a decrease in interest expense associated with certain notes issued by consolidated CLOs being called for redemption during the year ended December 31, 2016, which resulted in an increased level of interest expense during 2016.  Specifically, as a result of a paydown made in August 2016, KKR recorded increased interest expense of $59.9 million and an incremental $8.7 million of accelerated accretion of debt discounts during the year ended December 31, 2016. The paydown of CLO 2007-01 during the year ended December 31, 2016 also contributed to the increased interest expense in the prior period. For a discussion of other factors that affected KKR's interest expense, see "—Segment Analysis."

Income (Loss) Before Taxes

The increase in income (loss) before taxes was due primarily to higher carried interest gains in our private equity portfolio and higher net gains from investment activities, partially offset by an increase in expenses, in each case as described above.

Income Taxes

The increase in income taxes is due primarily to accounting for the impacts of the 2017 Tax Act which was enacted on December 22, 2017. The 2017 Tax Act, among other provisions, reduced the U.S. federal corporate tax rate from 35% to 21%. Certain income tax effects of the 2017 Tax Act, including $97.9 million of tax expense recorded principally due to the remeasurement of our net deferred tax assets, are reflected in our financial results for the year ended December 31, 2017. This net write-down reduces our deferred tax assets and liabilities to a level that reflects the future tax benefit or liability that will be realized at the new U.S. federal corporate tax rate of 21%. See Item. 8 Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements for further information on the financial statement impact of the 2017 Tax Act.

Taxes also increased as a result of a higher level of fees earned by our management companies and capital markets companies during the year ended December 31, 2017 as compared to the prior period and to a lesser extent a higher level of carried interest gains accrued by certain general partner entities subject to corporate income tax.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the year ended December 31, 2017 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnerships as well as third-party limited partner interests in those investment funds that we consolidate. The increase from the prior period is due primarily to (i) higher amounts attributed to KKR Holdings in connection with higher income recognized for the year ended December 31, 2017 as compared to the prior period, partially offset by a reduction in KKR Holdings' ownership percentage in the KKR Group Partnerships and (ii) a higher level of income recorded by certain consolidated fund entities that is attributable to third-party limited partners.

Net Income (Loss) Attributable to KKR & Co. L.P.

The increase for the year ended December 31, 2017 was primarily due to increased fee income and to a lesser extent, higher carried interest gains and higher net investment gains from investment activities in the current period as compared to the prior period.

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

On January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. When an investment fund is consolidated, management fees, fee credits and carried interest earned from consolidated funds are eliminated in consolidation and as such are not recorded in Fees and Other. The economic impact of these management fees, fee credits and carried interests that are eliminated is reflected as an adjustment to noncontrolling interests and has no impact to Net Income Attributable to KKR & Co. L.P. As a result of the de-consolidation of most of our investment funds, the management fees, fee credits and carried interests associated with funds that had previously been consolidated are included in Fees and Other beginning on January 1, 2016 as such amounts are no longer eliminated. For a discussion of other factors that affected fees and other, see "—Segment Analysis."

The increases in carried interest, management fees and fee credits are primarily due to activity from funds that are no longer consolidated as described above. For a more detailed discussion of the factors that affected our carried interest, management fees and fee credits during the period, see "—Segment Analysis."

The carried interest gains earned during the year ended December 31, 2016 were due primarily to an overall increase in the value of our private equity portfolio. For a more detailed discussion of the factors that affected our Private Markets carried interest during the period, see "—Segment Analysis—Private Markets—Segment Revenues—Performance Income."

These increases were partially offset by a decrease in monitoring fees in our Private Markets business as discussed in greater detail in "—Segment Analysis—Private Markets—Segment Revenues —Management, Monitoring and Transaction Fees, Net."

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

General, Administrative and Other Expenses

The decrease was primarily due to (i) a reduction in the fair value of the contingent consideration liability related to the acquisition of Prisma from $46.6 million to zero since it was determined that it was no longer probable that the sellers (certain of whom are employees of KKR) of Prisma would be entitled to any future additional payment under the arrangement, (ii) a decrease in the expenses of our consolidated oil and gas-producing entities due to (a) a $54.0 million impairment charge incurred during the year ended December 31, 2015 compared to a $6.2 million charge incurred during the year ended December 31, 2016 and (b) a decrease in depreciation, depletion and amortization of our consolidated oil and gas-producing entities caused by a lower cost basis due to previously recorded impairments and lower production volumes compared to the prior period. These decreases were partially offset by (i) an increase in placement fees incurred in connection with capital raising activity, the most significant of which relates to Americas Fund XII and (ii) financing costs incurred relating to debt at new consolidated CLOs for which the fair value option has been elected.

Net Gains (Losses) from Investment Activities

On January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, the Net Gains (Losses) from Investment Activities attributed to third-party limited partners in our investment funds that had previously been consolidated are not included in the statement of operations.

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

The net gains from investment activities for the year ended December 31, 2016 were comprised of net realized gains of $347.1 million and net unrealized losses of $4.2 million. For the year ended December 31, 2016, net realized gains were comprised primarily of the net impact of (i) realized gains on sales of private equity investments held by KKR's balance sheet, including the partial sales of Walgreens Boots Alliance, Inc., Zimmer Biomet Holdings, Inc. and HCA Holdings, Inc.; (ii) realized losses in connection with our investment in Samson Resources (energy sector); (iii) realized losses on assets held at consolidated CLOs; and (iv) realized gains on debt held at consolidated CLOs. For the year ended December 31, 2016, net unrealized losses were driven primarily by (i) mark-to-market losses in our private equity portfolio held by KKR's balance sheet including unrealized losses in First Data Corporation; (ii) mark-to-market losses on assets in our consolidated special situations funds; (iii) mark-to-market losses on debt held through consolidated CMBS; and (iv) the reversal of unrealized gains on the partial sales of Walgreens Boots Alliance, Inc., Zimmer Biomet Holdings, Inc. and HCA Holdings, Inc., as well as the reversal of unrealized gains on debt realizations at our consolidated CLOs. Offsetting these unrealized losses were unrealized gains, the most significant of which were unrealized gains relating to (i) the reversal of unrealized losses in connection with our investment in Samson Resources, (ii) reversals of unrealized losses on asset realizations in our consolidated CLOs and (iii) mark-to-market gains on investments held through consolidated CMBS structures. For a discussion of other factors that affected KKR's investment income, see "—Segment Analysis."

For the year ended December 31, 2015, the most significant driver of the net investment gains related to gains and losses at KKR's consolidated private equity funds as discussed in greater detail in "—Segment Analysis—Private Markets—Segment Revenues—Performance Income."

Dividend Income

On January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, dividends received from our investment funds that had previously been consolidated are not included in the statement of operations.

The decrease was primarily due to a decrease associated with investment funds no longer being consolidated in the 2016 period as a result of the adoption of ASU 2015-02. During the year ended December 31, 2016 significant dividends received included $51.5 million from our consolidated special situations funds and dividends from US Foods Holding Corp. of $23.4 million, Sedgwick Claims Management Services (financial services sector) of $12.7 million and PRA Health Sciences, Inc. of $4.1 million. During the year ended December 31, 2015 we received dividends of $123.7 million from WMF (consumer products sector), $114.9 million from CITIC Envirotech Ltd. (SP: CEL), $86.2 million from MMI Holdings Limited

(technology sector), $80.5 million from Academy Ltd. (retail sector), $65.9 million from Aricent Group (technology sector) and an aggregate of $379.3 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Segment Analysis."

Interest Income

On January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest income received from our investment funds that had previously been consolidated is not included in the statement of operations.

The decrease was primarily due to investment funds (primarily those that are credit-oriented) no longer being consolidated in the 2016 period as a result of the adoption of ASU 2015-02. This decrease was partially offset by the consolidation of CMBS entities beginning in the second quarter of 2015 as well as interest earned on new CMBS loans acquired by KREF. For a discussion of other factors that affected KKR's interest income, see "—Segment Analysis."

Interest Expense

On January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest expense incurred by our investment funds that had previously been consolidated is not included in the statement of operations.

The increase was primarily due to (i) the consolidation of CMBS entities beginning in the second quarter of 2015, (ii) increased CMBS borrowings by KREF and (iii) interest expense associated with certain notes issued by consolidated CLOs of KFN being called for redemption. Third-party CLO subordinated note holders receive the residual interest after all other payments have been made and as a result of a paydown made in August 2016, KKR recorded interest expense of $59.9 million. In addition, an incremental $8.8 million of accelerated accretion of debt discounts was recorded in connection with the notes of this CLO being called for redemption. These increases were partially offset by a decrease in interest expense associated with financing facilities at investment funds no longer being consolidated in the first half of 2016 as a result of the adoption of ASU 2015-02 and to a lesser extent the redemption of KFN's 8.375% Notes due 2041 in November 2016. For a discussion of other factors that affected KKR's interest expense, see "—Segment Analysis."

Income (Loss) Before Taxes

The decrease for the year ended December 31, 2016, was due primarily to the adoption of ASU 2015-02 which resulted in the de-consolidation of most of KKR's investments funds that had been consolidated prior to such date, as described above.

Income Taxes

The decrease was due primarily to a lower level of fees earned by our management companies and a lower level of unrealized carried interest gains accrued by certain fund entities during the year ended December 31, 2016.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the year ended December 31, 2016 related primarily to net income attributable to KKR Holdings L.P. representing its ownership interests in the KKR Group Partnerships and to those investment funds that we consolidate. The decrease from the prior period was due primarily to noncontrolling interests attributed to third party limited partners in our investment funds that had previously been consolidated, but which were not included in the statement of operations effective with the adoption of ASU 2015-02 on January 1, 2016.

Net Income (Loss) Attributable to KKR & Co. L.P.

The decrease for the year ended December 31, 2016, was due primarily to a lower level of investment income, carried interest and fee income attributable to KKR & Co. L.P. as compared to the prior year.

Consolidated Statements of Financial Condition

The following table provides the Consolidated Statements of Financial Condition on a GAAP Basis as of December 31, 2017 and December 31, 2016.

(Amounts in thousands, except common unit and per common unit amounts)
	As of	As of
	December 31, 2017	December 31, 2016

Assets
Cash and Cash Equivalents	$1,876,687	$2,508,902
Investments	39,013,934	31,409,765
Other	4,944,098	5,084,230
Total Assets	45,834,719	39,002,897

Liabilities and Equity
Debt Obligations	21,193,859	18,544,075
Other Liabilities	3,978,060	3,340,739
Total Liabilities	25,171,919	21,884,814

Redeemable Noncontrolling Interests	610,540	632,348

Equity
Series A Preferred Units	332,988	332,988
Series B Preferred Units	149,566	149,566
KKR & Co. L.P. Capital - Common Unitholders	6,703,382	5,457,279
Noncontrolling Interests	12,866,324	10,545,902
Total Equity	20,052,260	16,485,735
Total Liabilities and Equity	$45,834,719	$39,002,897

KKR & Co. L.P. Capital Per Outstanding Common Unit - Basic	$13.79	$12.06

Consolidated Statements of Cash Flows

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(3.6) billion, $(1.6) billion and $0.4 billion during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments of $(4.8) billion, $(1.2) billion and $(0.7) billion during the years ended December 31, 2017, 2016 and 2015, respectively; (ii) net realized gains (losses) on investments of $38.3 million, $347.1 million and $3,001.9 million during the years ended December 31, 2017, 2016 and 2015, respectively; (iii) change in unrealized gains (losses) on investments of $1,164.8 million, $(4.2) million and $1,670.7 million during the years ended December 31, 2017, 2016 and 2015, respectively; and (iv) carried interest allocated as a result of changes in fund fair value of $1,740.7 million, $803.2 million and zero during the years ended December 31, 2017, 2016 and 2015, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $57.7 million, $(62.5) million and $(425.2) million during the years ended December 31, 2017, 2016 and 2015, respectively. Our investing activities included: (i) a change in restricted cash and cash equivalents (that primarily funds collateral requirements) of $155.9 million, $1.4 million and $(164.6) million during the years ended December 31, 2017, 2016 and 2015, respectively; (ii) the purchase of fixed assets of $(97.1) million, $(62.7) million and $(169.4) million during the years ended December 31, 2017, 2016 and 2015, respectively; and (iii) development of oil and natural gas properties of $(1.1) million, $(2.1) million and $(96.0) million for the years ended December 31, 2017, 2016 and 2015, respectively.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $2.9 billion, $3.1 billion and $0.2 billion during the years ended December 31, 2017, 2016 and 2015, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling and redeemable noncontrolling interests of $1.2 billion, $0.9 billion and $(7.0) billion during the years ended December 31, 2017, 2016 and 2015, respectively; (ii) proceeds received net of repayment of debt obligations of $2.1 billion, $2.4 billion and $8.1 billion during the years ended December 31, 2017, 2016 and 2015, respectively; (iii) distributions to our partners of $(312.0) million, $(285.4) million and $(706.6) million during the years ended December 31, 2017, 2016 and 2015, respectively; (iv) unit repurchases of $(296.8) million and $(161.9) million during the years ended December 31, 2016 and 2015; (v) issuance of preferred units of $482.6 million during the year ended December 31, 2016; and (vi) preferred unit distributions of $(33.4) million and $(22.2) million during the years ended December 31, 2017 and 2016.

Segment Analysis

The following is a discussion of the results of our four reportable business segments for the years ended December 31, 2017, 2016 and 2015. You should read this discussion in conjunction with the information included under "—Basis of Financial Presentation—Segment Operating and Performance Measures" and the consolidated financial statements and related notes included elsewhere in this report.

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

Expenses Allocated to Principal Activities

KKR allocates certain expenses to its Principal Activities segment. The Principal Activities segments incurs its own direct costs, and an allocation from the other segments is also made to reflect the estimated amount of costs that are necessary to operate our Principal Activities segment, which are incremental to those costs incurred directly by the Principal Activities segment. These allocable expenses consist of a portion of our cash compensation and benefits, occupancy and related charges and other operating expenses that are initially recognized within our Private Markets, Public Markets and Capital Markets segments. Consistent with prior years, the total amount of expenses (other than its direct costs) that is allocated to Principal Activities is based on the proportion of revenue earned by Principal Activities, relative to other operating segments' revenue, over the preceding four calendar years. However, this allocation percentage will not be less than the allocation percentage calculated using the cumulative amount of such revenues since 2009 (the year we completed the KPE transaction). For 2017, KKR determined that this allocation percentage is 25.7%. This allocation percentage is expected to be updated annually or more frequently if there are material changes to our business.

Below is a summary of the allocation to Principal Activities, relative to other operating segments, for the 2017, 2016 and 2015 periods.

•	2017 Allocation: 25.7%, based on cumulative revenues earned since 2009

•	2016 Allocation: 22.6%, based on revenues earned in 2015, 2014, 2013 and 2012

•	2015 Allocation: 25.4%, based on revenues earned in 2014, 2013, 2012 and 2011

The expense allocation expected to be used in 2018 to allocate expense to the Principal Activities segment, based on cumulative revenues earned since 2009 is 24.3%, subject to adjustments if there are material changes to our business.

Once the total amount of expense to be allocated to the Principal Activities segment is estimated for each reporting period, the amount of this expense will be allocated from the Private Markets, Public Markets and Capital Markets segments based on the proportion of headcount in each of these three segments.

The 2016 and 2015 allocations to Principal Activities were based on revenues earned by Principal Activities, relative to other operating segments' revenue, over the preceding four calendar years. Had the allocations for 2016 and 2015 been based on cumulative revenues earned by Principal Activities since 2009, consistent with our allocation methodology adopted in 2017, the expense allocations to Principal Activities would have been 28.7% and 32.1%, respectively, and would have had the following impact on Economic Net Income across each of our reporting segments:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Private Markets	$19,123	$20,266
Public Markets	13,462	15,753
Capital Markets	2,914	4,860
Principal Activities	(35,499)	(40,879)
Total Economic Net Income	$—	$—

Allocations of Corporate Expenses

Corporate expenses are allocated to each of the Private Markets, Public Markets, Capital Markets and Principal Activities segments based on the proportion of revenues earned by each segment over the preceding four calendar years. However, to the extent that expenses allocated to Principal Activities, as described above, is based on the cumulative amount of such revenues since 2009, corporate expenses will also be allocated based on the proportion of revenues earned by each segment since 2009.

Below is a summary of the allocations percentages used for corporate expenses to each of our operating segments for the 2017 and 2016 periods.

	Expense Allocation
Segment	2017	2016	2015

Private Markets	59.6%	61.6%	58.7%
Public Markets	9.0%	10.1%	9.8%
Capital Markets	5.7%	5.7%	6.1%
Principal Activities	25.7%	22.6%	25.4%
Total Reportable Segments	100.0%	100.0%	100.0%

Allocation basis	Cumulative revenue since 2009	Revenue earned in 2015, 2014, 2013 & 2012	Revenue earned in 2014, 2013, 2012 & 2011

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the years ended December 31, 2017 and 2016.

Year ended December 31, 2017 compared to year ended December 31, 2016

	Year Ended
	December 31, 2017	December 31, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$575,451	$466,422	$109,029
Monitoring Fees	81,021	64,354	16,667
Transaction Fees	288,879	132,602	156,277
Fee Credits	(220,710)	(103,579)	(117,131)
Total Management, Monitoring and Transaction Fees, Net	724,641	559,799	164,842

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	1,198,981	1,252,370	(53,389)
Unrealized Carried Interest	520,807	(416,060)	936,867
Total Performance Income	1,719,788	836,310	883,478

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	2,444,429	1,396,109	1,048,320

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	261,123	194,240	66,883
Realized Performance Income Compensation	504,092	523,448	(19,356)
Unrealized Performance Income Compensation	213,785	(159,786)	373,571
Total Compensation and Benefits	979,000	557,902	421,098
Occupancy and related charges	32,458	35,785	(3,327)
Other operating expenses	137,055	135,425	1,630
Total Segment Expenses	1,148,513	729,112	419,401

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$1,295,916	$666,997	$628,919

Assets Under Management	$97,527,100	$73,815,500	$23,711,600
Fee Paying Assets Under Management	$61,678,600	$52,204,800	$9,473,800
Capital Invested	$13,342,400	$6,344,000	$6,998,400
Uncalled Commitments	$47,405,100	$31,478,700	$15,926,400

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in transaction fees, partially offset by a corresponding increase in fee credits, and an increase in management fees.

The increase in transaction fees was primarily attributable to an increase in both the number and size of transaction fee-generating investments. During the year ended December 31, 2017, there were 46 transaction fee-generating investments that paid an average fee of $6.3 million compared to 35 transaction fee-generating investments paying an average fee of $3.8 million during the year ended December 31, 2016. Approximately 44% of these transaction fees were paid by companies located in North America, 32% were paid from companies located in the Asia-Pacific region and 24% were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. The increase in fee credits is due primarily to a higher level of transaction fees.

The increase in management fees was primarily due to (i) Americas Fund XII entering its investment period in the first quarter of 2017, in which it earns management fees on a larger pool of capital than its predecessor fund North America Fund XI, which entered its post-investment period, (ii) Asian Fund III entering its investment period in the second quarter of 2017, in which it earns management fees on a larger pool of capital than its predecessor fund Asian Fund II, which entered its post-investment period and (iii) new capital raised in our Health Care Strategic Growth Fund. This net increase was partially offset by decreases due to (i) North America Fund XI and Asian Fund II entering their post-investment periods during 2017, in which they earn fees at a lower rate and based on invested capital rather than committed capital, and (ii) lower invested capital as a result of realizations primarily in our 2006 Fund, China Growth Fund and Asian Fund.

Recurring monitoring fees increased $12.4 million, which was primarily the result of an increase in the number of portfolio companies paying monitoring fees. For the year ended December 31, 2017, we had 66 portfolio companies that were paying an average monitoring fee of $0.9 million compared with 53 portfolio companies that were paying an average monitoring fee of $0.9 million for the year ended December 31, 2016. For the year ended December 31, 2017, we also received termination payments of $19.6 million in connection with the initial public offerings of Gardner Denver Holdings, Inc. (NYSE: GDI) and National Vision Holdings, Inc. (NASDAQ: EYE) compared to $15.3 million of termination payments received in the year ended December 31, 2016, in connection with the initial public offering of US Foods Holding Corp. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the initial public offering and other realization activity in our private equity portfolio, and are expected to continue to be smaller in size and number compared to prior periods.

Performance Income

The net increase is attributable to a higher level of net carried interest gains in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily reflecting a higher level of appreciation in the value of our private equity portfolio in the current period compared to the prior period.
Realized carried interest for the year ended December 31, 2017, consisted primarily of realized gains from the sale of Capsugel (manufacturing sector) and the partial sales of US Foods Holding Corp. and PRA Health Sciences, Inc.

Realized carried interest for the year ended December 31, 2016 consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc., Alliance Tire Group B.V. (manufacturing sector) and HCA Holdings, Inc.

The following table presents performance income by investment vehicle for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017			2016
			($ in thousands)
	Realized Carried Interest	Unrealized Carried Interest	Total Carried Interest	Realized Carried Interest	Unrealized Carried Interest	Total Carried Interest
North America Fund XI	$235,927	$559,783	$795,710	$124,797	$124,202	$248,999
Co-Investment Vehicles and Other	40,156	175,795	215,951	10,381	33,649	44,030
Asian Fund II	65,534	98,274	163,808	—	146,382	146,382
2006 Fund	557,888	(416,159)	141,729	493,195	(315,187)	178,008
European Fund III	182,386	(53,262)	129,124	175,717	(17,602)	158,115
European Fund IV	—	127,643	127,643	—	6,291	6,291
Asian Fund	18,511	25,154	43,665	182,805	(104,797)	78,008
Global Infrastructure Investors II	—	34,337	34,337	—	(272)	(272)
Millennium Fund	28,266	4,994	33,260	60,257	(87,628)	(27,371)
Global Infrastructure Investors	14,772	13,797	28,569	16,845	948	17,793
Real Estate Partners Americas	15,160	(2,135)	13,025	10,020	(2,452)	7,568
Next Generation Technology Growth	—	8,454	8,454	—	599	599
China Growth Fund	20,130	(19,812)	318	2,858	7,668	10,526
European Fund	—	—	—	2,850	(4,395)	(1,545)
E2 Investors	—	(306)	(306)	—	1,453	1,453
European Fund II	20,251	(26,752)	(6,501)	172,645	(191,071)	(18,426)
Management Fee Refunds	—	(8,998)	(8,998)	—	(13,848)	(13,848)
Total (1)	$1,198,981	$520,807	$1,719,788	$1,252,370	$(416,060)	$836,310
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

For the year ended December 31, 2017, the value of our private equity investment portfolio increased 23.3%. This was comprised of a 34.6% increase in the share prices of various publicly held or publicly indexed investments and a 16.7% increase in value of our privately held investments. Additionally, our infrastructure investment portfolio, which is comprised predominately of private investments, increased 21.7%.

The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Gardner Denver Holdings, Inc., National Vision Holdings, Inc. and Qingdao Haier Co., Ltd. (CH: 600690) These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Fujian Sunner Development Co. Ltd. (SZ: 002299), Laureate Education, Inc. (NASDAQ: LAUR) and Engility Holdings, Inc. (NYSE: EGL).

Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Internet Brands, Inc. (technology sector), Weld North (education sector) and Aricent Group (technology sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Academy Ltd. (retail sector), Toys R Us, Inc. (retail sector) and Santanol Pty Ltd (forestry sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Weld North and Aricent Group, valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables and (iii) individual company performance.  The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Subsequent to December 31, 2017, realization activity such as dividends and agreements to sell, including partial sales and secondary sales, are expected, with respect to certain private equity portfolio companies, the most significant of which are Weld North, Aricent Group and Välinge Innovation AB (manufacturing sector). We expect that these transactions will be consummated subsequent to December 31, 2017, and represent distributable earnings of approximately $175 million. These transactions are generally subject to the satisfaction of closing conditions prior to their completion, and there can be no assurance if or when any of these transactions will be completed.

For the year ended December 31, 2016, the value of our private equity investment portfolio increased 11.9%. This was comprised of a 3.9% increase in the share prices of various publicly held or publicly indexed investments and an 18.4% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in US Foods Holding Corp., PRA Health Sciences Inc. and HCA Holdings, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in First Data Corporation, Walgreens Boots Alliance, Inc. and Qingdao Haier Co., Ltd. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co. Ltd (healthcare sector), Capsugel (manufacturing) and Sedgwick Claims Management Services. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Group (technology sector), OEG Management Partners Limited (energy sector) and Academy Ltd. (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Panasonic Healthcare Co. Ltd, Capsugel and Sedgwick Claims Management Services, valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Segment Expenses

Compensation and Benefits

The net increase for the year ended December 31, 2017 was due primarily to higher performance income compensation resulting from a higher level of gains in our private equity portfolio in the current period compared to the prior period as described above as well as increased cash compensation and benefits. These increases were partially offset by a greater amount of compensation and benefits expense allocated to Principal Activities as a result of an increase in the proportion of revenue earned by Principal Activities relative to other operating segments.

Occupancy and Other Operating Expenses

The net decrease for the year ended December 31, 2017 is primarily due to (i) a decrease in expenses that are creditable to our investment funds, which includes broken-deal expenses, and (ii) a decrease relating to a greater amount of other operating expenses allocated to Principal Activities as a result of an increase in the proportion of revenue earned by Principal Activities relative to other operating segments. These decreases were partially offset by an increase in professional fees.

Economic Net Income (Loss)

The increase was primarily due to a higher level of performance income in the current period compared to the prior period and higher fees partially offset by an increase in compensation and benefits as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2016 to December 31, 2017:

($ in thousands)
December 31, 2016	$73,815,500
New Capital Raised	25,455,400
Distributions and Other	(12,503,200)
Change in Value	10,759,400
December 31, 2017	$97,527,100

AUM for the Private Markets segment was $97.5 billion at December 31, 2017, an increase of $23.7 billion, compared to $73.8 billion at December 31, 2016.

The increase was primarily attributable to (i) new capital raised primarily in our Asian Fund III, our core investment vehicles, two new strategic investor partnerships, our Real Estate Partners Americas II fund and our Real Estate Credit Opportunity Partners fund and (ii) to a lesser extent, an increase in the value of our Private Markets portfolio.

These increases were partially offset by (i) distributions to Private Markets fund investors primarily as a result of realizations most notably in our 2006 Fund, European Fund III and North America Fund XI, and (ii) a decrease of $0.8 billion reflecting expired commitments that are no longer eligible to be called for investments. Our flagship private equity funds such as our Asian Fund III which represents $9.0 billion of AUM at December 31, 2017, are raised only episodically toward the end of the investment period of their predecessor funds or when their predecessor funds' capital becomes largely invested or allocated for investment.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $4.3 billion in our North America Fund XI, $1.0 billion in each of our European Fund IV and European Fund III, $0.9 billion in our 2006 Fund and $0.8 billion in our Asian Fund II.  The drivers of the overall change in value for Private Markets were consistent with those noted in the Performance Income commentary above. See "—Private Markets—Segment Revenues—Performance Income."

Certain investments included in our AUM are denominated in currencies other than the U.S. dollar. Those investments expose our AUM to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our policy is generally to minimize these risks in certain cases by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which the investments are denominated. We do not, however, hedge our currency exposure in all currencies or for all investments. See "—Quantitative and Qualitative Disclosures about Market Risk—Exchange Rate Risk" and "Risk Factors—Risks Related to the Assets We Manage—We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States."

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2016 to December 31, 2017:

($ in thousands)
December 31, 2016	$52,204,800
New Capital Raised	16,868,600
Distributions and Other	(6,140,400)
Net Changes in Fee Base of Certain Funds	(2,418,800)
Change in Value	1,164,400
December 31, 2017	$61,678,600

FPAUM in our Private Markets segment was $61.7 billion at December 31, 2017, an increase of $9.5 billion, compared to $52.2 billion at December 31, 2016.

The increase was primarily attributable to new capital raised in our Asian Fund III and our Real Estate Partners Americas II fund and capital invested in our Asian Fund II and North America Fund XI. These increases were partially offset by (i) distributions and other activity primarily relating to realizations in our 2006 Fund and European Fund III and (ii) net changes in the fee base of our Asian Fund II as a result of it entering into its post-investment period, during which it earns fees at a lower rate based on invested capital rather than committed capital.

Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $13.7 billion at December 31, 2017, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 0.9%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

The increase was driven primarily by a $4.5 billion increase in capital invested in our private equity platform, which includes an increase in core equity investments of $1.0 billion consisting of an investment in USI, Inc. (financial services sector), and a $2.5 billion increase in capital invested in our real assets and other platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the year ended December 31, 2017, 41% of capital deployed in private equity, which does not include core investments, was in transactions in North America, 37% was in the Asia-Pacific region and 22% was in Europe. As of February 21, 2018, our Private Markets business had announced transactions that were subject to closing conditions which aggregated approximately $5.0 billion. These transactions are generally subject to the satisfaction of closing conditions prior to their completion, and there can be no assurance if or when any of these transactions will be completed.
Uncalled Commitments

As of December 31, 2017, our Private Markets segment had $47.4 billion of remaining uncalled capital commitments that could be called for investments in new transactions. The increase from December 31, 2016 is due primarily to new capital raised in our Asian Fund III, our core investment vehicles, two new strategic investor partnerships and Real Estate Partners Americas II, partially offset by capital called from fund investors to fund investments during the period.

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

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net decrease was primarily due to a decrease in monitoring fees of $200.3 million and a decrease in transaction fees of $12.1 million, partially offset by a corresponding decrease in fee credits of $91.4 million. The decrease in monitoring fees was primarily the result of $198.8 million of fees received during 2015 from the termination of monitoring agreements in connection with the initial public offerings, exits or partial exits of the following investments: (i) Alliance Boots GmbH, which was acquired by Walgreens Co. and renamed Walgreens Boots Alliance, Inc. subsequent to the acquisition, (ii) Big Heart Pet Brands (consumer products sector), (iii) Biomet, Inc., which was acquired by Zimmer Holdings Inc. and renamed Zimmer Biomet Holdings, Inc. subsequent to its acquisition, (iv) the initial public offering of Go Daddy Inc. (NYSE: GDDY) and (v) the initial public offering of First Data Corporation compared to $15.3 million of such termination payments during the year ended December 31, 2016 in connection with the initial public offering of US Foods Holding Corp. The level of termination payments that were realized in 2015 and in certain other historical periods are not expected to recur in future periods, because current monitoring agreements generally provide for smaller termination payments than have been provided for in such historical periods. Termination payments may recur in future periods but are infrequent in nature and are generally correlated with initial public offerings and other realization activity in our private equity portfolio. In addition, recurring monitoring fees decreased $16.8 million as a result of a decrease in the average size of the fee paid by the portfolio companies. For the year ended December 31, 2016, we had 53 portfolio companies that were paying an average monitoring fee of $0.9 million compared with 52 portfolio companies that were paying an average monitoring fee of $1.3 million for the year ended December 31, 2015. The decrease in transaction fees was primarily attributable to a decrease in both the number and size of transaction fee generating investments. During the year ended December 31, 2016, there were 35 investments that paid an average fee of $3.8 million compared to 37 transaction fee-generating investments paying an average fee of $3.9 million during the year ended December 31, 2015. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. The decrease in fee credits is due primarily to a lower level of monitoring fees. The increase in management fees was primarily due to an increase in capital raised in Global Infrastructure Investors II and Real Estate Partners Europe as well as more capital earning a fee in European Fund IV during 2016 as such fund was continuing its capital raising efforts in 2015. These increases were partially offset by a decrease in management fees attributable to lower invested capital in our 2006 Fund, European Fund II and Asian Fund as a result of realizations. On January 1, 2017, Americas Fund XII commenced its investment period and North America Fund XI entered its post-investment period, the net effect of which is expected to be an increase in management fees by approximately $90 million in 2017 if not offset by other factors. On a segment basis, placement fees incurred in connection with capital raising activity are amortized as a reduction of revenues. See also discussion under "—Assets Under Management" and "—Fee-Paying Assets Under Management."

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

Realized carried interest for the year ended December 31, 2015 consisted primarily of realized gains from the sales or partial sales of Walgreens Boots Alliance, Inc., Capital Safety Group (industrial sector) and Zimmer Biomet Holdings, Inc.

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

For the year ended December 31, 2016, the value of our private equity investment portfolio increased 11.9%. This was comprised of a 3.9% increase in the share prices of various publicly held or publicly indexed investments and an 18.4% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in US Foods Holding Corp., PRA Health Sciences Inc. and HCA Holdings, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in First Data Corporation, Walgreens Boots Alliance, Inc. and Qingdao Haier Co., Ltd. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co. Ltd, Capsugel (manufacturing sector) and Sedgwick Claims Management Services. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Group (technology sector), OEG Management Partners Limited (energy sector) and Academy Ltd. (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Panasonic Healthcare Co. Ltd, Capsugel and Sedgwick Claims Management Services, valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

The reversals of previously recognized net unrealized gains for the year ended December 31, 2016 resulted primarily from the sale or partial sales of Walgreens Boots Alliance, Alliance Tire Group B.V. and HCA Holdings, Inc. During the year ended December 31, 2016, we recognized realized losses on Samson Resources (energy sector). This recognition of realized losses did not have a significant impact on our 2016 net carried interest because this investment had already been written down to zero value in prior periods. See "—Segment Analysis—Principal Activities Segment" and "See "—Segment Analysis—Principal Activities Segment" and "—Segment Operating and Performance Measures—After-Tax Distributable Earnings" for a discussion of how our Samson Resources investment impacted Principal Activities and our distributable earnings.

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

For the year ended December 31, 2015, the value of our private equity investment portfolio increased 14.2%. This was comprised of a 19.5% increase in the share prices of various publicly held or publicly indexed investments and a 9.3% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Walgreens Boots Alliance, Inc., PRA Health Sciences, Inc. and GoDaddy, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet (NASDAQ: RNET), HCA Holdings, Inc. and CITIC Envirotech Ltd. Subsequent to December 31, 2015, world equity markets declined sharply with both the S&P 500 and the MSCI World Index down on a total return basis, including dividends, as of February 22, 2016. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co. Ltd (healthcare sector), Capital Safety Group (industrial sector) and Alliant Insurance Services (financial services sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd. (industrial sector), Acteon Group Ltd. (energy sector) and Aceco TI S.A. (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflect agreements to sell these investments in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

The reversals of previously recognized net unrealized gains for the year ended December 31, 2015 resulted primarily from the sale or partial sales of Walgreens Boots Alliance, Inc., Capital Safety Group and Zimmer Biomet Holdings, Inc. During the year ended December 31, 2015, we wrote off Energy Future Holdings (energy sector) and recognized realized losses. This write-off did not have a significant impact on our 2015 net carried interest because this investment had already been written down to zero value in prior periods. See "—Segment Analysis—Principal Activities Segment" and "—Segment Operating and Performance Measures—After-Tax Distributable Earnings" for a discussion of how the Energy Future Holdings write-off impacted Principal Activities and our distributable earnings.

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

AUM for the Private Markets segment was $73.8 billion at December 31, 2016, an increase of $7.8 billion, compared to $66.0 billion at December 31, 2015. The increase was primarily attributable to new capital raised primarily in our Americas Fund XII, KREF, our Next Generation Technology Growth Fund and, to a lesser extent, an increase in the value of our Private Markets portfolio. These increases were offset by distributions to Private Markets fund investors primarily as a result of realizations most notably in our 2006 Fund, Asian Fund, and European Fund III.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $1.4 billion in our North American Fund XI, $1.0 billion in our 2006 Fund and $0.9 billion in our European Fund III.  The drivers of the overall change in value for Private Markets were a 3.9% increase in the share prices of various publicly held or publicly indexed investments and an 18.4% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in US Foods Holding Corp., PRA Health Sciences Inc. and HCA Holdings, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in First Data Corporation, Walgreens Boots Alliance, Inc. and Qingdao Haier Co., Ltd. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co. Ltd, Capsugel (manufacturing sector) and Sedgwick Claims Management Services. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Group (technology sector), OEG Management Partners Limited (energy sector) and Academy Ltd. (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Panasonic Healthcare Co. Ltd, Capsugel and Sedgwick Claims Management Services, valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Certain investments included in our AUM are denominated in currencies other than the U.S. dollar. Those investments expose our AUM to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our policy is generally to minimize these risks in certain cases by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which the investments are denominated. We do not, however, hedge our currency exposure in all currencies or for all investments. See "—Quantitative and Qualitative Disclosures about Market Risk—Exchange Rate Risk" and "Risk Factors—Risks Related to the Assets We Manage—We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States."

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2015 to December 31, 2016:

($ in thousands)
December 31, 2015	$45,307,400
New Capital Raised	14,520,900
Distributions and Other	(5,258,000)
Net Changes in Fee Base of Certain Funds	(2,546,200)
Change in Value	180,700
December 31, 2016	$52,204,800

FPAUM in our Private Markets segment was $52.2 billion at December 31, 2016, an increase of $6.9 billion, compared to $45.3 billion at December 31, 2015. The increase was primarily attributable to new capital raised in our Americas Fund XII, Real Estate Partners Europe, KREF, and Next Generation Technology Growth Fund. These increases were partially offset by distributions and other activity and net changes in the fee base of certain funds. Distributions and other activity primarily related to (i) realizations in our 2006 Fund, Asian Fund and European Fund III and (ii) the termination of a management fee agreement with respect to one client. The decreases related to net changes in fee base primarily relates to our North America Fund XI entering its post-investment period during which it earns fees at a lower rate based on invested capital rather than committed capital. Additionally, upon entering its post-investment period, North America Fund XI has established a reserve on its fund investors' capital commitments on which no fee is paid unless such capital is invested. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $6.7 billion at December 31, 2016, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.9%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

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

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the years ended December 31, 2017 and 2016.

Year ended December 31, 2017 compared to year ended December 31, 2016

	Year Ended
	December 31, 2017	December 31, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$329,737	$331,440	$(1,703)
Monitoring Fees	—	—	—
Transaction Fees	48,370	30,155	18,215
Fee Credits	(40,719)	(28,049)	(12,670)
Total Management, Monitoring and Transaction Fees, Net	337,388	333,546	3,842

Performance Income
Realized Incentive Fees	73,395	33,346	40,049
Realized Carried Interest	—	3,838	(3,838)
Unrealized Carried Interest	79,435	(4,312)	83,747
Total Performance Income	152,830	32,872	119,958

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	490,218	366,418	123,800

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	63,637	77,017	(13,380)
Realized Performance Income Compensation	29,358	14,873	14,485
Unrealized Performance Income Compensation	33,816	(1,724)	35,540
Total Compensation and Benefits	126,811	90,166	36,645
Occupancy and related charges	6,478	9,517	(3,039)
Other operating expenses	31,317	38,439	(7,122)
Total Segment Expenses	164,606	138,122	26,484

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$325,612	$228,296	$97,316

Assets Under Management	$70,943,500	$55,740,200	$15,203,300
Fee Paying Assets Under Management	$55,758,900	$49,268,600	$6,490,300
Capital Invested	$5,017,100	$4,642,200	$374,900
Uncalled Commitments	$9,148,000	$6,312,600	$2,835,400

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase for the year ended December 31, 2017 was primarily due to an increase in transaction fees, partially offset by a corresponding increase in fee credits and a decrease in management fees. The increase in transaction fees was driven primarily by an $18.5 million breakup fee received in the year ended December 31, 2017 in connection with a terminated transaction, compared to having received no such breakup fees in the year ended December 31, 2016. The net amount of this fee attributable to us after credits to our fund investors was $4.6 million. The decrease in management fees related primarily to a reduction in management fees from KKR Prisma as a result of the PAAMCO Prisma transaction that closed in the second quarter of 2017. KKR reports its investment in PAAMCO Prisma using the equity method of accounting, and on a segment basis, KKR reflects its allocation of the net income of PAAMCO Prisma as management fees and realized incentive fees.  Accordingly, the management fees and other revenues and expenses of KKR Prisma that had been reported on a gross basis prior to the closing of the transaction on June 1, 2017 are reflected on a net basis as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017 resulting in a decrease in our reported gross management fees when compared to the prior period. This decrease was partially offset by capital invested in our Special Situations Fund II, Lending Partners II Fund, and Lending Partners Europe Fund as well as an increase in management fees in certain separately managed accounts and with our strategic manager partnerships.

Performance Income

The net increase for the year ended December 31, 2017 was primarily attributable to higher incentive fees earned in our strategic manager partnerships, which were partially offset by lower incentive fees received from BDCs advised or sub-advised by KKR. Performance income also increased as a result of net carried interest gains in the year ended December 31, 2017, compared to net carried interest losses in the year ended December 31, 2016. The carried interest gains in the current period were primarily the result of increases in the value of our private credit portfolio, with the most significant carried interest gains arising in our private opportunistic credit and direct lending strategies. In the prior period, our direct lending strategies experienced a lower level of carried interest gains and net carried interest losses were experienced in our private opportunistic credit strategy.

Segment Expenses

Compensation and Benefits

The increase for the year ended December 31, 2017 was primarily due to higher net performance income compensation in connection with higher incentive fees and net carried interest gains for the year ended December 31, 2017, as compared to lower incentive fees and net carried interest losses for the year ended December 31, 2016, as described above. These increases were partially offset by decreased cash compensation and benefits due primarily to (i) a greater amount of compensation and benefits expense allocated to Principal Activities as a result of an increase in the proportion of revenue earned by Principal Activities relative to other operating segments and (ii) the PAAMCO Prisma transaction which closed on June 1, 2017. KKR reports its investment in PAAMCO Prisma using the equity method of accounting. Accordingly, the compensation expenses of KKR Prisma that had been reported on a gross basis prior to the closing of the transaction on June 1, 2017 are reflected as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017 resulting in a decrease in our reported cash compensation and benefits expense when compared to the prior period.

Occupancy and Other Operating Expenses

The decrease for the year ended December 31, 2017 was primarily driven by lower operating expenses as a result of having transferred certain leased office space and other operating expenses as part of the PAAMCO Prisma transaction. See "—Business Segments—Public Markets."

Economic Net Income (Loss)

The increase for the year ended December 31, 2017 is primarily attributable to the increase in performance income, partially offset by an increase in compensation and benefits expense as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2016 to December 31, 2017:

($ in thousands)
December 31, 2016	$55,740,200
New Capital Raised	13,221,600
Acquisitions	1,794,800
Impact of Other Transactions	3,811,400
Distributions	(3,831,800)
Redemptions	(3,653,100)
Change in Value	3,860,400
December 31, 2017	$70,943,500

AUM in our Public Markets segment totaled $70.9 billion at December 31, 2017, an increase of $15.2 billion compared to AUM of $55.7 billion at December 31, 2016. The increase for the period was primarily due to new capital raised across multiple strategies most notably $3.5 billion in certain leveraged credit strategies, $2.9 billion with our strategic manager partnerships, $2.4 billion in our CLOs, $1.5 billion in our private opportunistic credit strategy, $1.4 billion in two new strategic investor partnerships and $0.8 billion in our Lending Partners III Fund. The "Impact of Other Transactions" represents the closing of the PAAMCO Prisma transaction. This resulted in a net increase of approximately $3.8 billion reflecting the excess of our pro rata portion of the AUM of PAAMCO Prisma over the historical AUM of KKR Prisma. For the year ended December 31, 2017, new capital raised offset redemptions with our strategic manager partnerships. The "Acquisitions" activity represents the increase in our pro rata portion of the AUM of Marshall Wace in connection with the acquisition of an additional 5% interest in this strategic manager partnership. The increases due to change in value were driven primarily by our strategic manager partnerships, our domestic private credit strategies and our European CLOs and certain European leveraged credit strategies. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily with our strategic manager partnerships, our private credit strategies and our CLOs.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2016 to December 31, 2017:

($ in thousands)
December 31, 2016	$49,268,600
New Capital Raised	12,048,200
Acquisitions	1,794,800
Impact of Other Transactions	(1,600,000)
Distributions	(5,012,000)
Redemptions	(3,653,100)
Change in Value	2,912,400
December 31, 2017	$55,758,900

FPAUM in our Public Markets segment was $55.8 billion at December 31, 2017, an increase of $6.5 billion compared to FPAUM of $49.3 billion at December 31, 2016. The increase was primarily due to new capital raised across multiple strategies, most notably $2.9 billion with our strategic manager partnerships, $2.7 billion in certain leveraged credit strategies, $2.4 billion in our CLOs, $1.1 billion in our Special Situations Fund II and $1.2 billion in our direct lending strategies. New capital raised includes capital that was raised in previous periods but began earning fees upon deployment of capital. For the year ended December 31, 2017, new capital raised offset redemptions with our strategic manager partnerships. Change in value was driven primarily by $1.1 billion through our strategic manager partnerships, $0.7 billion in certain leveraged credit strategies and $0.6 billion in our European CLOs. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies driven by $2.9 billion from our strategic manager partnerships, $3.2 billion from our private credit strategies and $1.3 billion from our CLOs. The "Impact of Other Transactions" represents the closing of the PAAMCO Prisma transaction. This resulted in a net decrease of approximately $1.6 billion reflecting the excess of our historical FPAUM of KKR Prisma, over our pro rata portion of the FPAUM of PAAMCO Prisma. FPAUM excludes assets under advisement of PAAMCO Prisma. The "Acquisitions" activity represents the increase in our pro rata portion of the AUM of Marshall Wace in connection with the acquisition of an additional 5% interest in this strategic manager partnership.

Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $6.5 billion.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.0%.  We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

Capital invested increased for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase is primarily due to a higher level of net capital deployed in our direct lending and special situations strategies.

Uncalled Commitments

As of December 31, 2017, our Public Markets segment had $9.1 billion of uncalled capital commitments that could be called for investments in new transactions. The increase from December 31, 2016 is due to new capital raised primarily in our private opportunistic credit strategy, two new strategic investor partnerships and Lending Partners III Fund, partially offset by capital called from fund investors to fund investments during the period.

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

Segment Revenues

The net increase for the year ended December 31, 2016 was primarily due to an increase in management fees of $65.0 million which included $40.2 million of increased management fees earned relating to our strategic manager partnership in Marshall Wace, which was completed in the fourth quarter of 2015, and higher management fees relating to an increase in capital invested in our Special Situations Fund II, Lending Partners II Fund, and Lending Partners Europe Fund, as well as new capital raised primarily in CCT (a BDC advised by KKR). This increase was partially offset by a decrease in management fees in our hedge funds solutions business as a result of a reduction in fee paying AUM due to redemptions as well as our Mezzanine Fund entering its post-investment period, when it earns fees at a lower rate and on invested rather than committed capital.

Performance Income

The net increase for the year ended December 31, 2016 was primarily attributable to higher incentive fees and a lower level of net carried interest losses compared to the prior period. Incentive fees increased due primarily to higher incentive fees relating to our strategic manager partnership with Marshall Wace, which was completed in the fourth quarter of 2015, and higher incentive fees at CCT reflecting favorable investment performance. These incentive fee increases were partially offset by a lower level of incentive fees in our hedge funds solutions business driven by less favorable financial performance in 2016. Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year; however, such fees may be determined quarterly or at other points during the year for certain strategies. Whether incentive fees from KKR vehicles or strategic manager partnerships are payable in any given period, and the amount of such incentive fee payments, if any, depends on the investment performance of the vehicle and as a result is expected to vary significantly from period to period. The lower level of net carried interest losses was primarily the result of (i) carried interest losses in the prior year in our Special Situations Fund compared to no carried interest in the current year and (ii) increased carried interest in our Lending Partners II Fund, partially offset by (iii) carried interest losses in our Mezzanine Fund and Lending Partners Fund in 2016.

Segment Expenses

Compensation and Benefits

The increase for the year ended December 31, 2016 was primarily due to higher net performance income compensation in connection with a higher level of realized incentive fees for the year ended December 31, 2016 as compared the year ended December 31, 2015 as described above. To a lesser extent there was an increase in cash compensation and benefits primarily due to a higher level of management fees which generally results in higher compensation expense.

Occupancy and Other Operating Expenses

The decrease for the year ended December 31, 2016 was primarily driven by a reduction reflecting the cost to exit office space during 2015.

Economic Net Income (Loss)

The increase for the year ended December 31, 2016 is primarily attributable to the increase in management fees and performance income partially offset by an increase in compensation and benefits expense as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2015 to December 31, 2016:

($ in thousands)
December 31, 2015	$53,515,700
New Capital Raised	12,623,100
Distributions	(4,720,400)
Redemptions	(6,258,300)
Change in Value	580,100
December 31, 2016	$55,740,200

AUM in our Public Markets segment totaled $55.7 billion at December 31, 2016, an increase of $2.2 billion compared to AUM of $53.5 billion at December 31, 2015. The increase for the period was primarily due to new capital raised of $12.6 billion across multiple strategies most notably $3.1 billion in our CLOs, $2.5 billion in our strategic manager partnerships with hedge fund managers, $2.1 billion in certain leveraged credit strategies and $1.7 billion in our hedge fund solutions business. Partially offsetting these increases were redemptions and distributions of $11.0 billion from certain investment vehicles across multiple strategies including our CLOs, our hedge fund solutions business, certain separately managed accounts and our strategic manager partnerships. For the year ended December 31, 2016, within our hedge funds business, new capital raised has outpaced redemptions within our strategic manager partnership platform, while redemptions have outpaced new capital raised in our hedge fund solutions platform.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2015 to December 31, 2016:

($ in thousands)
December 31, 2015	$46,413,100
New Capital Raised	13,681,200
Distributions	(4,864,700)
Redemptions	(6,258,300)
Change in Value	297,300
December 31, 2016	$49,268,600

FPAUM in our Public Markets segment was $49.3 billion at December 31, 2016, an increase of $2.9 billion compared to FPAUM of $46.4 billion at December 31, 2015. The increase was primarily due to new capital raised of $13.7 billion across multiple strategies most notably $3.1 billion in our CLOs, $2.5 billion in our strategic manager partnerships with hedge fund managers, $2.0 billion in certain leveraged credit strategies and $1.7 billion in our hedge fund solutions business. New capital raised includes capital that was raised in previous periods but began earning fees upon deployment of capital. Partially offsetting these increases were redemptions and distributions of $11.1 billion from certain investment vehicles across multiple strategies including our CLOs, hedge fund solutions business, certain separately managed accounts and our strategic manager partnerships. For the year ended December 31, 2016, within our hedge fund business, new capital raised has outpaced redemptions with our strategic manager partnerships with hedge fund managers, while redemptions have outpaced new capital raised in our hedge fund solutions platform. Uncalled capital commitments from investment funds from which KKR was then not earning management fees amounted to approximately $4.2 billion. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.2%. We will not begin earnings fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

Capital invested decreased in the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease is primarily due to a lower level of net capital deployed in our special situations strategy partially offset by a higher level of net capital deployed in our private credit opportunities strategy.

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

Capital Markets

The following tables set forth information regarding the results of operations and certain key operating metrics for our Capital Markets segment for the years ended December 31, 2017 and 2016.

Year ended December 31, 2017 compared to year ended December 31, 2016

	Year Ended
	December 31, 2017	December 31, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	439,998	181,517	258,481
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	439,998	181,517	258,481

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	439,998	181,517	258,481

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	80,093	29,552	50,541
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	80,093	29,552	50,541
Occupancy and related charges	2,747	2,474	273
Other operating expenses	20,513	14,994	5,519
Total Segment Expenses	103,353	47,020	56,333

Income (Loss) attributable to noncontrolling interests	6,551	2,336	4,215

Economic Net Income (Loss)	$330,094	$132,161	$197,933

Syndicated Capital	$4,685,600	$1,213,500	$3,472,100

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees increased due primarily to an increase in both the size and number of capital markets transactions for the year ended December 31, 2017, compared to the year ended December 31, 2016. Overall, we completed 193 capital markets transactions for the year ended December 31, 2017, of which 26 represented equity offerings and 167 represented debt offerings, as compared to 117 transactions for the year ended December 31, 2016, of which 11 represented equity offerings and 106 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are generated in connection with our Private Markets and Public Markets businesses as well as from third-party companies. For the year ended December 31, 2017, approximately 23% of our transaction fees were earned from unaffiliated third parties as compared to approximately 28% for the year ended December 31, 2016. Our transaction fees are comprised of fees earned from North America, Europe and Asia-Pacific, including India. For the year ended December 31, 2017, approximately 49% of our transaction fees were generated outside of North America as compared to approximately 34% for the year ended December 31, 2016. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our capital markets business does not generate management or monitoring fees.

Segment Expenses

Compensation and Benefits and Occupancy and Other Operating Expenses

Segment expenses increased for the year ended December 31, 2017 compared to the prior period primarily due to higher compensation and benefits expense that are reserved for payment in connection with a higher level of transaction fees. The increase in other operating expenses as compared to the prior period is primarily attributable to increased professional fees in connection with increased business development activity.

Economic Net Income (Loss)

The increase for the year ended December 31, 2017 is primarily attributable to the increase in transaction fees, partially offset by the increase in compensation and benefits expense as described above.

Syndicated Capital

The increase is primarily due to an increase in the size and number of syndication transactions in the year ended December 31, 2017 as compared to the year ended December 31, 2016. Overall, we completed 15 syndication transactions for the year ended December 31, 2017 as compared to eight syndications for the year ended December 31, 2016.

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

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees decreased due primarily to smaller transaction sizes for the year ended December 31, 2016 compared to the year ended December 31, 2015. Overall, we completed 117 capital markets transactions for the year ended December 31, 2016 of which 11 represented equity offerings and 106 represented debt offerings, as compared to 116 transactions for the year ended December 31, 2015 of which 16 represented equity offerings and 100 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are generated in connection with our Private Markets and Public Markets businesses as well as third-party companies. For the year ended December 31, 2016 approximately 28% of our transaction fees were earned from third parties as compared to approximately 24% for the year ended December 31, 2015. Our transaction fees are comprised of fees earned from North America, Europe, and Asia-Pacific, including India. For the year ended December 31, 2016 approximately 34% of our transaction fees were generated internationally as compared to approximately 44% for the year ended December 31, 2015. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our capital markets business does not generate management or monitoring fees.

Segment Expenses

Compensation and Benefits

The decrease for the year ended December 31, 2016 compared to the prior period is primarily related to the reduction in transaction fees noted above.

Occupancy and Other Operating Expenses

The overall increase for the year ended December 31, 2016 was primarily due to a lower amount of expenses allocated from the Capital Markets segment to the Principal Activities segment as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments as compared to the prior period. This increase was offset by a reduction in the amount of rent expense allocated to the Capital Markets segment.

Economic Net Income (Loss)

The increase for the year ended December 31, 2016 is primarily attributable to lower income attributable to noncontrolling interests and the reduction in compensation and benefits expense, which was partially offset by a decrease in transaction fees as described above.

Syndicated Capital

The increase is primarily due to an increase in the size of syndication transactions in the year ended December 31, 2016 as compared to the year ended December 31, 2015. Overall, we completed 8 syndication transactions for the year ended December 31, 2016 as compared to 10 syndications for the year ended December 31, 2015.

Principal Activities

The following tables set forth information regarding the results of operations and certain key operating metrics for our Principal Activities segment for the years ended December 31, 2017 and 2016.

Year ended December 31, 2017 compared to year ended December 31, 2016

	Year Ended
	December 31, 2017	December 31, 2016	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	—	—	—
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	—	—	—

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	194,020	371,563	(177,543)
Net Unrealized Gains (Losses)	395,358	(584,423)	979,781
Total Realized and Unrealized	589,378	(212,860)	802,238
Interest Income and Dividends	285,696	322,857	(37,161)
Interest Expense	(181,612)	(188,761)	7,149
Net Interest and Dividends	104,084	134,096	(30,012)
Total Investment Income (Loss)	693,462	(78,764)	772,226

Total Segment Revenues	693,462	(78,764)	772,226

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	140,134	94,207	45,927
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	140,134	94,207	45,927
Occupancy and related charges	14,727	14,624	103
Other operating expenses	54,887	45,490	9,397
Total Segment Expenses	209,748	154,321	55,427

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$483,714	$(233,085)	$716,799

Segment Revenues
Investment Income
The net increase is primarily due to net realized and unrealized gains during the year ended December 31, 2017, compared to net realized gains and net unrealized losses in the prior period.
For the year ended December 31, 2017, net realized gains were comprised primarily of gains from the sale of Private Markets investments including the sales or partial sales of HCA Holdings, Inc., Walgreens Boots Alliance, Inc. and Visma AS (technology sector), partially offset by losses on the sale of Fortune Creek Partnership and the restructurings of Algeco Scotsman (industrial sector) and Aurora Eaglebine. Net unrealized gains were primarily attributed to mark-to-market gains on various Private Markets investments including First Data Corporation, an oil field services investment in our special situations strategy and The Hut Group (retail sector). These increases were partially offset primarily by unrealized losses due to the reversal of unrealized gains on the sales of private equity investments mentioned above.
As of December 31, 2017, $372.0 million of investments in CLOs and our $325.0 million investment in KREF were carried at cost. As of December 31, 2017, the cumulative net unrealized gain or loss relating to changes in fair value for these investments was a $20.8 million loss for CLOs and a $0.2 million gain for KREF.
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
For the year ended December 31, 2017, net interest and dividends were comprised of (i) $163.4 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our Capital Markets business and our cash balances, (ii) $122.3 million of dividend income from distributions received primarily through our private equity investments and real estate investments including our investment in KREF and (iii) $181.6 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
For the year ended December 31, 2016, net interest and dividends were comprised of (i) $186.7 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our cash balances and other assets, (ii) $136.2 million of dividend income from distributions received primarily through our private equity investments, real estate investments including our investment in KREF and Public Markets investments and (iii) $188.8 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
The net decrease in net interest and dividends is due primarily to the impact of a lower amount of capital invested in CLOs as well as a lower level of dividends in the 2017 period, partially offset by lower interest expense due to the redemption of KFN's 8.375% senior notes due 2041 and other debt after the third quarter of 2016, a portion of which was replaced with the issuance of KFN's 5.200% senior notes due 2033, which bears a lower rate of interest.
Segment Expenses
Compensation and Benefits
The increase for the year ended December 31, 2017 was primarily due to a greater amount of compensation and benefits expenses allocated from the other operating segments to Principal Activities, as well as a greater amount of corporate compensation allocated to Principal Activities, in each case as a result of an increase in the proportion of revenue earned by Principal Activities relative to other operating segments as well as an increase in the absolute amount of compensation recorded.  See "—Segment Analysis" for a discussion of expense allocations among segments.

Occupancy and Other Operating Expenses
The increase for the year ended December 31, 2017 was primarily due to a greater amount of other operating expenses allocated from the other operating segments to Principal Activities, as well as a greater amount of corporate other operating expenses allocated to Principal Activities, in each case as a result of an increase in the proportion of revenue earned by Principal Activities relative to other operating segments.
Economic Net Income (Loss)
The increase in economic net income for the year ended December 31, 2017 was primarily driven by the net investment income in the current period as described above.

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
For the year ended December 31, 2016, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of Walgreens Boots Alliance, Inc., HCA Holdings, Inc. and Zimmer Biomet Holdings, Inc., offset by our investment in Samson Resources of approximately $254 million, the loss from the redemption of limited partner interests in a fund managed by BlackGold Capital Management, as well as certain CLOs being called. As of December 31, 2016, KKR no longer holds any limited partner interests in BlackGold Capital Management, although we continue to own an interest in its management company and fund general partner. Net unrealized losses were primarily attributable to mark to market losses on various Private Markets investments including First Data Corporation and to a lesser extent WMIH Corp., Walgreens Boots Alliance, Inc., mark to market losses on various alternative credit investments and unrealized losses on energy investments, and reversals of unrealized gains on the sales of private equity investments. These unrealized losses were partially offset by unrealized gains representing the reversal of unrealized losses primarily in connection with our investment in Samson Resources and the limited partner interests in a fund managed by BlackGold Capital Management as described above.
As of December 31, 2016, $227.4 million of investments in CLOs and our $289.7 million investment in KREF were carried at cost. As of December 31, 2016, the cumulative net unrealized gain or loss relating to changes in fair value for these investments was a $9.1 million gain for CLOs and a $13.0 million gain for the real estate investment trust.
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
For the year ended December 31, 2015, net realized gains were comprised primarily of gains from the sale of private equity investments, generally held through or alongside our funds, including the sales or partial sales of Walgreens Boots Alliance, Inc., The Nielsen Company B.V. (NYSE: NLSN), Zimmer Biomet Holdings, Inc. and Kion GmbH (XETRA: KGX). These realized gains were partially offset by realized losses on the sale or write-off of other private equity investments, generally held through or alongside our funds, including the write-off of Energy Future Holdings. Realized investment losses from balance sheet investments that were already written down as of October 1, 2009 that have been excluded from net realized gains (losses) above related to Energy Future Holdings and amounted to approximately $100 million for the year ended December 31, 2015. Net unrealized losses were primarily attributable to (i) the reversal of gains on sales of private equity investments noted in the realized gains commentary above and (ii) overall reductions in value of our investments in CLOs, energy investments in working interests in oil and gas-producing properties and special situations investments. A decrease in the value of our CLO portfolio was experienced in each quarter of 2015 and was due primarily to a decrease in the market value of underlying collateral as well as a reduction in overall market prices for these securities. With respect to our energy portfolio, a decrease in value was experienced in three of four quarters during 2015 and is due primarily to a drop in long-term oil, condensate, natural gas liquids, and natural gas prices during the year ended December 31, 2015. Offsetting these unrealized losses were unrealized gains resulting from increases in value of various investments, most notably First Data Corporation, Walgreens Boots Alliance, Inc. and WMIH Corp., as well as the reversal of unrealized losses related to the write-off of Energy Future Holdings, Corp.
For the year ended December 31, 2016, net interest and dividends were comprised of (i) $186.7 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our cash balances and other assets, (ii) $136.2 million of dividend income from distributions received primarily through our private equity investments, real estate investments including our investment in KREF and Public Markets investments and (iii) $188.8 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.

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
Segment Expenses
Compensation and Benefits
The decrease for the year ended December 31, 2016 was primarily due to a lower amount of compensation and benefits expenses allocated from the other operating segments to Principal Activities, as well as a lower amount of corporate compensation allocated to Principal Activities, in each case as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments. This decrease was partially offset by an increase in the absolute amount of expenses eligible to be allocated from the other operating segments to Principal Activities. See "—Segment Analysis" for a discussion of expense allocations among segments.
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

The following tables present information with respect to our segment balance sheet as of December 31, 2017 and December 31, 2016:

	As of	As of
	December 31, 2017	December 31, 2016
	($ in thousands, except per unit amounts)
Cash and Short-term Investments	$3,214,794	$3,387,673
Investments	8,488,606	6,958,873
Unrealized Carry (1)	1,620,401	1,213,692
Other Assets	2,276,286	1,611,678
Corporate Real Estate	161,225	161,225
Total Assets	$15,761,312	$13,333,141

Debt Obligations - KKR (ex-KFN)	$2,000,000	$2,000,000
Debt Obligations - KFN	764,767	398,560
Preferred Shares - KFN	373,750	373,750
Other Liabilities	426,699	244,676
Total Liabilities	3,565,216	3,016,986

Noncontrolling Interests	22,187	19,564
Preferred Units	500,000	500,000

Book Value	$11,673,909	$9,796,591

Book Value Per Outstanding Adjusted Unit	$14.20	$12.15

(1) Unrealized Carry
Private Markets	$1,480,142	$1,141,610
Public Markets	140,259	72,082
Total	$1,620,401	$1,213,692

The following table presents the holdings of our segment balance sheet by asset class as of December 31, 2017. To the extent investments on our segment balance sheet, for example in energy, direct lending, CLOs and specialty finance, are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of December 31, 2017

Investments	Cost	Carrying Value	Carrying Value as a Percentage of Total Investments

Private Equity Co-Investments, Core Investments and Other Equity	$2,288,691	$2,649,445	31.2%
Private Equity Funds	1,067,988	1,408,092	16.6%
Private Equity and Other Equity Total	3,356,679	4,057,537	47.8%

Energy	1,008,260	621,925	7.3%
Real Estate (1)	753,155	799,622	9.4%
Infrastructure	324,032	409,588	4.8%
Real Assets Total	2,085,447	1,831,135	21.5%

Special Situations	774,758	775,569	9.1%
Direct Lending	105,385	100,771	1.2%
Mezzanine	23,701	25,777	0.3%
Alternative Credit Total	903,844	902,117	10.6%
CLOs (1)	1,032,707	659,207	7.8%
Other Leveraged Credit	119,412	132,855	1.6%
Specialty Finance	279,095	197,219	2.3%
Credit Total	2,335,058	1,891,398	22.3%

Other	641,598	708,536	8.4%

Total Investments	$8,418,782	$8,488,606	100.0%

	As of December 31, 2017
Significant Investments: (2)	Cost	Carrying Value	Carrying Value as a Percentage of Total Investments
First Data Corporation (NYSE: FDC)	$956,454	$1,187,496	14.0%
USI, Inc. (financial services sector)	500,000	500,000	5.9%
KKR Real Estate Finance Trust Inc. (NYSE: KREF)	325,000	325,000	3.8%
PortAventura Entertainment S.A. (hotels/leisure sector)	233,132	259,596	3.1%
WMIH Corp. (NASDAQ: WMIH)	221,250	203,805	2.4%
Total Significant Investments	2,235,836	2,475,897	29.2%

Other Investments	6,182,946	6,012,709	70.8%
Total Investments	$8,418,782	$8,488,606	100.0%

(1) Includes our ownership of $325.0 million in KREF and $372.0 million of CLOs which are not held for investment purposes and held at cost.
(2) The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their carrying values as of December 31, 2017. The carrying value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

The following tables provide reconciliations of KKR's GAAP Consolidated Statements of Financial Condition to Total Reportable Segments Balance Sheet as of December 31, 2017 and December 31, 2016.

As of December 31, 2017
(Amounts in thousands)
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$1,876,687	—	—	1,338,107	—	—	$3,214,794	Cash and Short-term Investments
Investments	39,013,934	(27,684,368)	(1,220,559)	(1,620,401)	—	—	8,488,606	Investments
		—	—	1,620,401	—	—	1,620,401	Unrealized Carry
Other Assets	4,944,098	(974,710)	—	(1,499,332)	—	(193,770)	2,276,286	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$45,834,719	(28,659,078)	(1,220,559)	—	—	(193,770)	$15,761,312

Liabilities and Equity
Debt Obligations	21,193,859	(18,429,092)	—	(764,767)	—	—	2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	764,767	—	—	764,767	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	3,978,060	(2,207,518)	(1,220,559)	—	—	(123,284)	426,699	Other Liabilities
Total Liabilities	25,171,919	(20,636,610)	(1,220,559)	373,750	—	(123,284)	3,565,216

Redeemable Noncontrolling Interests	610,540	(610,540)	—	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—	—
KKR & Co. L.P. Capital - Common Unitholders	6,703,382	214,188	—	(17,446)	4,844,271	(70,486)	11,673,909	Book Value
Noncontrolling Interests	12,866,324	(7,626,116)	—	(373,750)	(4,844,271)	—	22,187	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Units
Total Liabilities and Equity	$45,834,719	(28,659,078)	(1,220,559)	—	—	(193,770)	$15,761,312

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

As of December 31, 2016
(Amounts in thousands)
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$2,508,902	—	—	878,771	—	—	$3,387,673	Cash and Short-term Investments
Investments	31,409,765	(22,249,206)	(987,994)	(1,213,692)	—	—	6,958,873	Investments
		—	—	1,213,692	—	—	1,213,692	Unrealized Carry
Other Assets	5,084,230	(2,118,364)	—	(1,039,996)	—	(314,192)	1,611,678	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$39,002,897	(24,367,570)	(987,994)	—	—	(314,192)	$13,333,141

Liabilities and Equity
Debt Obligations	18,544,075	(16,145,515)	—	(398,560)	—	—	2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	398,560	—	—	398,560	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	3,340,739	(1,945,039)	(987,994)	—	—	(163,030)	244,676	Other Liabilities
Total Liabilities	21,884,814	(18,090,554)	(987,994)	373,750	—	(163,030)	3,016,986

Redeemable Noncontrolling Interests	632,348	(632,348)	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—
KKR & Co. L.P. Capital - Common Unitholders	5,457,279	118,635	—	(17,446)	4,389,285	(151,162)	9,796,591	Book Value
Noncontrolling Interests	10,545,902	(5,763,303)	—	(373,750)	(4,389,285)	—	19,564	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Units
Total Liabilities and Equity	$39,002,897	(24,367,570)	(987,994)	—	—	(314,192)	$13,333,141

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

The following tables provide reconciliations of KKR's GAAP Common Units Outstanding to Adjusted Units, Adjusted Units Eligible for Distribution and Outstanding Adjusted Units:

	As of	As of
	December 31, 2017	December 31, 2016
GAAP Common Units Outstanding - Basic	486,174,736	452,380,335
Adjustments:
Unvested Common Units (1)	46,475,176	37,519,436
Other Exchangeable Securities (2)	2,299,421	4,600,320
GAAP Common Units Outstanding - Diluted	534,949,333	494,500,091
Adjustments:
KKR Holdings Units (3)	335,971,334	353,757,398
Adjusted Units	870,920,667	848,257,489
Adjustments:
Unvested Common Units	(46,475,176)	(37,519,436)
Adjusted Units Eligible for Distribution	824,445,491	810,738,053
Adjustments:
Vested Other Exchangeable Securities (2)	(2,299,421)	(4,600,320)
Outstanding Adjusted Units	822,146,070	806,137,733

(1)
Represents equity awards granted under the Equity Incentive Plan. The issuance of common units of KKR & Co. L.P. pursuant to awards under the Equity Incentive Plan dilutes KKR common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. Excludes the award of 2,500,000 restricted equity units granted to each of our Co-Presidents/Co-Chief Operating Officers during 2017 that have not met their market-price based vesting condition as of December 31, 2017. See "Item 8. Financial Statements and Supplementary Data—Equity Based Compensation."

(2)	Represents securities in a subsidiary of a KKR Group Partnership and of KKR & Co. L.P. that are exchangeable into KKR & Co. L.P. common units issued in connection with the acquisition of Avoca.

(3)	Common units that may be issued by KKR & Co. L.P. upon exchange of units in KKR Holdings L.P. for KKR common units.

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends) as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions of other investments, assets and businesses; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our unitholders, certain holders of certain exchangeable securities and holders of our Series A and Series B Preferred Units; and (vii) paying borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements.  See "—Liquidity—Liquidity Needs—Distributions."

Sources of Liquidity

Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) realizations on and sales of investments and other assets, including the transfers of investments for fund formations, and (v) borrowings under our credit facilities, debt offerings and other borrowing arrangements. In addition, we may generate cash proceeds from sales of equity securities.

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of December 31, 2017, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities."

As of December 31, 2017, netting holes in excess of $50 million existed at two of our private equity funds, which were our European Fund IV and Millennium Fund which had netting holes of approximately $148 million and $82 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. The following describes these sources of liquidity.

Revolving Credit Agreements, Senior Notes, KFN Debt Obligations & KFN Securities

For a discussion of KKR's debt obligations, including our revolving credit agreements, senior notes, KFN debt obligations and KFN securities, see Item 8. Financial Statements and Supplementary Data—Note 10 "Debt Obligations" to the consolidated financial statements included elsewhere in this report. The information presented below supplements and updates, and should be read in conjunction with, such information.

KFN Issued 5.500% Senior Notes Due 2032

On March 30, 2017, KFN issued $375.0 million aggregate principal amount of 5.500% Senior Notes due 2032 (the "KFN 2032 Senior Notes"). On November 17, 2017, KFN issued an additional $125.0 million aggregate principal amount of the same KFN 2032 Senior Notes initially issued on March 30, 2017.

KFN Redemption

On April 24, 2017 KFN redeemed all of its outstanding 7.500% Senior Notes due 2042 for approximately $115 million in cash in accordance with the optional redemption provisions provided in the indenture governing such notes.

KCM Short-Term Credit Agreement

On June 29, 2017, KKR Capital Markets entered into a 364-day revolving credit agreement with a major financial institution for use in KKR's capital markets business. This financial institution also provides the existing KCM Credit Agreement.

KFN Issued 5.200% Notes Due 2033

On February 12, 2018, KFN issued $120.0 million aggregate principal amount of 5.200% Senior Notes due 2033 (the "KFN 2033 Senior Notes"). The KFN 2033 Senior Notes are unsecured and unsubordinated obligations of KFN and will mature on February 12, 2033, unless earlier redeemed or repurchased. The KFN 2033 Senior Notes bear interest at a rate of

5.200% per annum, accruing from February 12, 2018. Interest is payable semi-annually in arrears on February 12 and August 12 of each year.
Preferred Units

On March 17, 2016, KKR & Co. L.P. issued 13,800,000 units of 6.75% Series A Preferred Units and on June 20, 2016, KKR issued 6,200,000 units of 6.50% Series B Preferred Units, in each case, in an underwritten public offering. The Series A Preferred Units and Series B Preferred Units trade on the NYSE under the symbols "KKR PRA" and "KKR PRB", respectively. The terms of the preferred units are set forth in the limited partnership agreement of KKR & Co. L.P. For a discussion of KKR's equity, including our preferred units, see Item 8. Financial Statements and Supplementary Data—Note 15 "Equity" to the consolidated financial statements included elsewhere in this report.

Common Units

On May 16, 2014, KKR & Co. L.P. filed a registration statement with the SEC for the sale by us from time to time of up to 5,000,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (2) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. This registration statement expired on June 4, 2017 with 4,173,039 common units issued and sold.

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

•	service debt obligations including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses and contingencies, including litigation matters;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	make cash distributions in accordance with our distribution policy for our common units or the terms of our preferred units;

•	underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;

•	make future purchase price payments in connection with our proprietary investments, such as our strategic manager partnership with Marshall Wace, to the extent not paid by newly issued common units;

•
acquire other assets for our Principal Activities segment, including other businesses, investments and assets, some of which may be required to satisfy regulatory requirements for our capital markets business or risk retention requirements for CLOs (to the extent it continues to apply); and

•	repurchase KKR's common units pursuant to the unit repurchase program or other securities issued by KKR.

KKR & Co. L.P. Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. On February 9, 2017, KKR announced the authorization for KKR to repurchase an incremental $250 million under this unit repurchase program. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. Since inception of the unit repurchase program through February 21, 2018, KKR has repurchased and canceled approximately 31.7 million outstanding common units for approximately $459 million. There is $291 million remaining as of February 21, 2018 under the current repurchase program. No units were repurchased during 2017.

In addition to the purchases of common units above, (1) cash may be used to pay the amount of withholding taxes, social benefit payments or similar payments payable by KKR in respect of awards granted pursuant to the Equity Incentive Plan and (2) cash may be delivered in respect of certain awards granted pursuant to the Equity Incentive Plan and Other Exchangeable Securities. During 2017, KKR paid $58.0 million of cash in lieu of issuing equity for vested equity awards representing 3.1 million common units to satisfy tax withholding and cash-settlement obligations. Since October 27, 2015, KKR paid $137.0 million in cash in lieu of issuing common units in connection with their vesting bringing cumulative cancellations of equity awards representing 8.2 million common units to satisfy tax withholding and cash-settlement obligations. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 8% of a fund's total capital commitments at final closing; however, the size of our general partner commitment to certain funds pursuing newer strategies may exceed this range. The following table presents our uncalled commitments to our active investment funds as of December 31, 2017:

Uncalled Commitments
Private Markets	($ in thousands)
Core Investment Vehicles	$3,000,000
Americas Fund XII	791,300
Asian Fund III	500,000
Health Care Strategic Growth	150,000
Real Estate Partners Americas II	150,000
Next Generation Technology Growth	93,300
Energy Income and Growth	75,300
European Fund IV	70,000
Real Estate Partners Europe	52,100
Real Estate Credit Opportunity Partners	30,400
Global Infrastructure Investors II	29,600
Other Private Markets Vehicles	403,500
Total Private Markets Commitments	5,345,500

Public Markets
Special Situations Fund II	143,700
Private Credit Opportunities Partners II	40,000
Lending Partners III	24,700
Lending Partners Europe	23,200
Other Public Markets Vehicles	119,900
Total Public Markets Commitments	351,500

Total Uncalled Commitments	$5,697,000

Other Commitments

In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in our Principal Activities segment, and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets segment. As of December 31, 2017, these commitments amounted to $750.7 million and $731.8 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for our Capital Markets segment are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown. Our capital markets business has an arrangement with a third party, which reduces our risk when underwriting certain debt transactions. In the case of purchases of investments or assets in our Principal Activities segment, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Prisma Capital Partners

As of December 31, 2017, no amounts were due under the contingent consideration arrangement in connection with the acquisition of the equity interests of KKR Prisma on October 1, 2012. The final measurement date for such contingent consideration was June 30, 2017. On June 1, 2017, KKR completed the transaction to combine PAAMCO with KKR Prisma. See "Item 1. Business—Our Segments—Public Markets."

Investment in Marshall Wace

On November 2, 2015, KKR entered into a strategic manager partnership with Marshall Wace and acquired a 24.9% interest in Marshall Wace through a combination of cash and common units. Subject to the exercise of a put option by Marshall Wace or a call option by KKR, at subsequent closings to occur in the second, third and fourth years following the initial closing described above, and subject to satisfaction or waiver of certain closing conditions, including regulatory approvals, KKR may at each such closing subscribe (or be required to subscribe) for an incremental 5% equity interest, for ultimate aggregate ownership of up to 39.9% of Marshall Wace. The exercise of such options would require the use of cash and/or KKR common units. KKR's investment in Marshall Wace is accounted for using the equity method of accounting.

On November 30, 2017, KKR acquired an additional 5.0% interest in Marshall Wace after the exercise of one of the options agreed to between Marshall Wace and KKR. This acquisition was funded through a combination of cash and 4,727,966 common units.

Corporate Capital Trust

During 2017, CCT shareholders approved, among other things, a proposal for KKR Credit Advisors (US) LLC to become CCT's sole investment adviser subject to the listing of CCT's common stock on a national securities exchange, which occurred during the fourth quarter of 2017.  Following the listing of CCT on the NYSE, KKR Credit Advisors may purchase up to $50 million of CCT's common stock in the aggregate in open-market transactions.

Strategic BDC Partnership with FS Investments Corporation

On December 11, 2017, KKR announced a definitive agreement to form a new strategic BDC partnership with FS Investment Corporation. This transaction would be completed through a combination of cash and other assets and is anticipated to close during 2018, subject to stockholder approvals and the satisfaction of certain other closing conditions.

Tax Receivable Agreement

We and certain intermediate holding companies that are taxable corporations for U.S. federal, state and local income tax purposes, may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. KKR Management Holdings L.P. made an election under Section 754 of the Code that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for common units occurs, which may result in an increase in our intermediate holding companies' share of the tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in our intermediate holding companies' share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in our business that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax our intermediate holding companies would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

For the year ended December 31, 2017, no cash payments were made under the tax receivable agreement. For the years ended December 31, 2016 and 2015, cash payments that have been made under the tax receivable agreement were $5.0 million and $5.7 million, respectively. As of December 31, 2017, $4.2 million of cumulative income tax savings have been realized. See "—Liquidity—Other Liquidity Needs—Contractual Obligations, Commitments and Contingencies" for a discussion of amounts payable and cumulative cash payments made under this agreement.

Distributions
A distribution of $0.17 per common unit has been declared, which will be paid on March 6, 2018 to holders of record of common units as of the close of business on February 20, 2018. Under KKR's current distribution policy for its common units, KKR intends to make equal quarterly distributions to holders of common units in an amount of $0.17 per common unit per quarter.
A distribution of $0.421875 per Series A Preferred Unit has been declared and set aside for payment on March 15, 2018 to holders of record of Series A Preferred Units as of the close of business on March 1, 2018. A distribution of $0.406250 per Series B Preferred Unit has been declared and set aside for payment on March 15, 2018 to holders of record of Series B Preferred Units as of the close of business on March 1, 2018.
The declaration and payment of any future distributions on preferred or common units are subject to the discretion of the board of directors of the general partner of KKR & Co. L.P. and the terms of its limited partnership agreement. There can be no assurance that future distributions will be made as intended or at all, that unitholders will receive sufficient distributions to satisfy payment of their tax liabilities as limited partners of KKR & Co. L.P. or that any particular distribution policy for common units will be maintained. Furthermore, the declaration and payment of distributions by the KKR Group Partnerships and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements and the terms of the preferred units of the KKR Group Partnerships.
When KKR & Co. L.P. receives distributions from the KKR Group Partnerships (the holding companies of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships.

Other Liquidity Needs

We may also be required to fund various underwriting, syndications and fronting commitments in our capital markets business in connection with the underwriting of loans, securities or other financial instruments, which has increased in significance in 2017 and may continue to be significant in future periods. We generally expect that these commitments will be syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2017 excluding consolidated funds and CFEs with a reconciliation of such amounts to the anticipated future cash payments of KKR including consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$5,697.0	$—	$—	$—	$5,697.0
Debt payment obligations (2)	—	500.0	—	2,264.8	2,764.8
Interest obligations on debt (3)	157.2	296.4	232.8	2,059.9	2,746.3
Underwriting commitments (4)	584.3	—	—	—	584.3
Lending commitments (5)	147.5	—	—	—	147.5
Purchase commitments (6)	730.9	19.8	—	—	750.7
Lease obligations	51.2	94.8	23.0	14.4	183.4
Corporate real estate (7)	—	292.5	—	—	292.5
Total Contractual Obligations of KKR	7,368.1	1,203.5	255.8	4,339.1	13,166.5
Plus: Uncalled commitments of consolidated funds (8)	9,743.0	—	—	—	9,743.0
Plus: Debt payment obligations of consolidated funds and CFEs (9)	962.9	1,881.7	476.3	15,056.5	18,377.4
Plus: Interest obligations of consolidated funds and CFEs (10)	587.3	1,175.4	1,070.7	2,366.0	5,199.4
Total Consolidated Contractual Obligations	$18,661.3	$4,260.6	$1,802.8	$21,761.6	$46,486.3

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

(2)
Amounts include (i) $500 million aggregate principal amount of 6.375% Senior Notes due 2020 issued by KKR Group Finance Co. LLC, $500 million aggregate principal amount of 5.500% Senior Notes due 2043 issued by KKR Group Finance Co. II LLC and $1,000 million aggregate principal amount of 5.125% Senior Notes due 2044 issued by KKR Group Finance Co. III LLC, gross of unamortized discount, (ii) $0.5 billion aggregate principal amount of KFN 2032 Senior Notes, gross of unamortized discount and (iii) $0.3 billion aggregate principal amount of KFN junior subordinated notes, gross of unamortized discount. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2017 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2017, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

(9)
Amounts include (i) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $3.0 billion, (ii) debt securities issued by our consolidated CLOs of $10.6 billion and (iii) debt securities issued by our consolidated CMBS entities of $5.0 billion. Debt securities issued by consolidated CLOs and CMBS entities are supported solely by the investments held at the CLO and CMBS vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(10)
The interest obligations on debt of our consolidated funds and CFEs represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2017 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2017, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2017, a payable of $84.0 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. For the year ended December 31, 2017, unrealized gains from investment activities includes a gain of $67.2 million relating to a remeasurement of the tax receivable agreement liability which arises from changes in the associated deferred tax balances related to the 2017 Tax Act. As of December 31, 2017, approximately $24.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

We may incur contingent liabilities for claims that may be made against us in the future. We enter into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of our investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that we have made. KKR has also provided certain guarantees for fraud, willful misconduct, bankruptcy and other customary wrongful acts in connection with certain investment vehicles. KKR has also guaranteed certain of our employees' (other than our named executive officers) and consultants' personal loans obtained in connection with certain fund investments. We have also indemnified employees and non-employees against potential liabilities, in connection with their service as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence-Indemnification of Directors, Officers and Others.” In addition, we have also provided credit support to certain of our subsidiaries' obligations in connection with certain investment vehicles or partnerships that we manage. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions, and we have also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of certain investment vehicles. Our maximum exposure under these arrangements is currently unknown as our liabilities for these matters would require a claim to be made against us in the future.

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of December 31, 2017, $19.2 million of carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their December 31, 2017 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,920.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations made to date, however, it is no longer possible for the principals to be required to pay any such clawback obligation. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to persons who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

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

The following discussion details certain of our critical accounting policies. For a full discussion of all critical accounting policies, please see the notes to the consolidated financial statements "Item 8. Financial Statements and Supplementary Data—Summary of Significant Accounting Policies."

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

Level I

Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date. The types of financial instruments included in this category are publicly-listed equities and securities sold short.

We classified 6.1% of total investments measured and reported at fair value as Level I at December 31, 2017.

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

We classified 40.0% of total investments measured and reported at fair value as Level II at December 31, 2017.

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

We classified 53.9% of total investments measured and reported at fair value as Level III at December 31, 2017. The valuation of our Level III investments at December 31, 2017 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.

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

Management's determination of fair value is based upon the methodologies and processes described below and may incorporate assumptions that are management's best estimates after consideration of a variety of internal and external factors.

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

Level III Valuation Methodologies

Financial assets and liabilities categorized as Level III consist primarily of the following:

Private Equity Investments: We generally employ two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. In certain cases the results of the discounted cash flow approach can be significantly impacted by these estimates. Other inputs are also used in both methodologies. Also, as discussed in greater detail under "—Business Environment" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, but may have a significant adverse impact on the value of our investments" in this report, a change in interest rates could have a significant impact on valuations. In addition, when a definitive agreement has been executed to sell an investment, KKR generally considers a significant determinant of fair value to be the consideration to be received by KKR pursuant to the executed definitive agreement.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, we estimated probability of such a sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the total Level III private equity investment portfolio, including investments in both consolidated and unconsolidated investment funds, approximately 79% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of December 31, 2017, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for this portfolio of Level III private equity investments were 43%, 47% and 10%, respectively.

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

In the case of growth equity investments, enterprise values may be determined using the market comparables analysis and discounted cash flow analysis described above. A scenario analysis may also be conducted to subject the estimated enterprise values to a downside, base and upside case, which involves significant assumptions and judgments. A milestone analysis may also be conducted to assess the current level of progress towards value drivers that we have determined to be important, which involves significant assumptions and judgments. The enterprise value in each case may then be allocated across the investment's capital structure to reflect the terms of the security and subjected to probability weightings. In certain cases, the values of growth equity investments may be based on recent or expected financings.

Real Asset Investments: Real asset investments in infrastructure, energy and real estate are valued using one or more of the discounted cash flow analysis, market comparables analysis and direct income capitalization, which in each case incorporates significant assumptions and judgments. Infrastructure investments are generally valued using the discounted cash flow analysis. Key inputs used in this methodology can include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Energy investments are generally valued using a discounted cash flow analysis. Key inputs used in this methodology that require estimates include the weighted average cost of capital. In addition, the valuations of energy investments generally incorporate both commodity prices as quoted on indices and long-term commodity price forecasts, which may be substantially different from, and are currently higher than, commodity prices on certain indices for equivalent future dates. Certain energy investments do not include an illiquidity discount. Long-term commodity price forecasts are utilized to capture the value of the investments across a range of commodity prices within the energy investment portfolio associated with future development and to reflect a range of price expectations. Real estate investments are generally valued using a combination of direct income capitalization and discounted cash flow analysis. Key inputs used in such methodologies that require estimates include an unlevered discount rate and current capitalization rate, and certain real estate investments do not include a minimum illiquidity discount. The valuations of real assets investments also use other inputs.

On a segment basis, our energy real asset investments in oil and gas-producing properties as of December 31, 2017 had a fair value of approximately $622 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in investment income of $62.2 million and a decline in net income attributable to KKR & Co. L.P. of $36.8 million, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of December 31, 2017, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that investment income would have been approximately $53 million lower, resulting in a lower amount of net income attributable to KKR & Co. L.P. of approximately 59.1% of the overall decrease in investment income, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P.

These hypothetical declines relate only to investment income. There would be no current impact on KKR's carried interest since all of the investment funds which hold these types of energy investments have investment values that are either below their cost or not currently accruing carried interest. Additionally, there would be no impact on fees since fees earned from investment funds which hold investments in oil and gas-producing properties are based on either committed capital or capital invested.

For GAAP purposes, where KKR holds energy investments consisting of working interests in oil and gas-producing properties directly and not through an investment fund, such working interests are consolidated based on the proportion of the working interests held by us. Accordingly, we reflect the assets, liabilities, revenues, expenses, investment income and cash flows of the consolidated working interests on a gross basis and changes in the value of these energy investments are not reflected as unrealized gains and losses in the consolidated statements of operations. Accordingly, a change in fair value for these investments does not result in a decrease in net gains (losses) from investment activities, but may result in an impairment charge reflected in general, administrative and other expenses. For segment purposes, these directly held working interests are treated as investments and changes in value are reflected in our segment results as unrealized gains and losses.

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

Key unobservable inputs that have a significant impact on our Level III investment valuations as described above are included in Item 8. Financial Statements and Supplementary Data - Note 5 "Fair Value Measurements" of the financial statements included elsewhere in this report. We utilize several unobservable pricing inputs and assumptions in determining the fair value of our Level III investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of our valuation methodologies. Our reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if we only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies. For valuations determined for periods other than at year end, various inputs may be estimated prior to the end of the relevant period.

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review.

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR's investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of December 31, 2017, less than 5% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.

KKR has a global valuation committee that is responsible for coordinating and implementing the firm's valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. The global valuation committee is assisted by the asset class-specific valuation committees that exist for private equity (including growth equity), real estate, energy and infrastructure and credit. The asset class-specific valuation committees are responsible for the review and approval of all preliminary Level III valuations in their respective asset classes on a quarterly basis. The members of these valuation committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments. For periods prior to the completion of the PAAMCO Prisma transaction, when Level III valuations were required to be performed on hedge fund investments, a valuation committee for hedge funds reviewed these valuations.

All Level III valuations are also subject to approval by the global valuation committee, which is comprised of senior employees including investment professionals and professionals from business operations functions, and includes one of KKR's Co-Presidents and Co-Chief Operating Officers and its Chief Financial Officer, General Counsel and Chief Compliance Officer. When valuations are approved by the global valuation committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of the board of directors of the general partner of KKR & Co. L.P. and are then reported to the board of directors.

As of December 31, 2017, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

As of December 31, 2017, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of December 31, 2017, investments which represented greater than 5% of total reportable segments investments consisted of First Data Corporation and USI, Inc. (financial services sector) valued at $1,187.5 million and $500.0 million, respectively. Our investment income can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of First Data Corporation. For the year ended December 31, 2017, the increase in the stock price of First Data Corporation increased economic net income on a segment basis by approximately $238 million. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Segment Balance Sheet" for additional information regarding our largest holdings on a segment basis.

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

Prior to January 1, 2016, most of our historical private equity funds that provide for carried interest do not have a preferred return. For these funds, the management company is required to refund up to 20% of any management fees earned from its limited partners in the event that the fund recognizes carried interest. At such time as the fund recognizes carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, a liability due to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the management fees earned. The refunds to the limited partners are paid, and liabilities relieved, at such time that the underlying investment is sold and the associated carried interest is realized. In the event that a fund's carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the earned management fees, such management fees would be retained and not returned to the funds' limited partners.

Most of our newer investment funds that provide for carried interest, however, have a preferred return. In this case, the management company does not refund the management fees earned from the limited partners of the fund as described above. Instead, the management fee is effectively returned to the limited partners through a reduction of the realized gain on which carried interest is calculated. To calculate the carried interest, KKR calculates whether a preferred return has been achieved based on an amount that includes all of the management fees paid by the limited partners as well as the other capital contributions and expenses paid by them to date. To the extent the fund has exceeded the preferred return at the time of a realization event, and subject to any other conditions for the payment of carried interest like netting holes, carried interest is distributed to the general partner. Until the preferred return is achieved, no carried interest is recorded. Thereafter, the general partner is entitled to a catch up allocation such that the general partner's carried interest is paid in respect of all of the fund's net gains, including the net gains used to pay the preferred return, until the general partner has received the full percentage amount of carried interest that the general partner is entitled to under the terms of the fund. In general, investment funds that entitle the management company to receive an incentive fee have a preferred return and are calculated on a similar basis that takes into account management fees paid.

Recently Issued Accounting Pronouncements

For a full discussion of recently issued accounting pronouncements, please see the notes to the consolidated financial statements "Item 8. Financial Statements and Supplemental Data—Summary of Significant Accounting Policies."

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

The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate in order to provide a reader with an indication of the directional impact that a hypothetical adverse movement in certain risks would have on net income attributable to KKR & Co. L.P. In all cases, these directional impacts are presented after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings. As of December 31, 2017, KKR & Co. L.P. and KKR Holdings held interests in our business of 59.1% and 40.9%, respectively. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.

The firm uses various committees to help manage market risk and general business risks.

Management of Market Risk

When we commit capital of a certain amount from our balance sheet to investments or transactions, a balance sheet committee of senior employees, including our two Co-Chief Executive Officers, a Co-President/Co-Chief Operating Officer and the Chief Financial Officer, must approve the investment or transaction before it may be made. The committee may delegate authority to other employees subject to maximum commitment sizes or other limitations determined by the committee. In addition, this committee supervises activities governing KKR's capital structure, liquidity, and the composition of our balance sheet.

Certain securities transactions by our capital markets business are subject to risk tolerance limits, regulatory capital requirements and the review and approval of one or more committees in compliance with rules applicable to broker-dealers pursuant to the Exchange Act. When our capital is committed to capital markets transactions, after diligence is conducted, such transactions are subject to the review and approval of a capital markets underwriting committee. These transactions are also subject to risk tolerance limits. The risk tolerance limits establish the level of investment we may make in a single company or type of transaction, for example, and are designed to avoid undue concentration and risk exposure. Regulatory capital requirements also place limits on the size of securities underwritings the capital markets business can conduct based on quantitative measure of assets, liabilities and certain off-balance-sheet items. Aggregate balance sheet risk and capital deployed for transactions are monitored on an ongoing basis by the balance sheet committee referenced above.

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

Management of General Business Risk

KKR has an investment management and distribution committee comprised of senior employees across our business lines, and includes our Co-Presidents/Co-Chief Operating Officers. The investment management and distribution committee focuses on coordinating investment and distribution activities across the firm. KKR has a risk and operations committee comprised of senior employees from across our business operations, and includes our Co-Presidents/Co-Chief Operating Officers, Chief Financial Officer, General Counsel and Chief Compliance Officer. The risk and operations committee focuses on KKR's operations and enterprise risk management.

KKR's global conflicts and compliance committee is responsible for analyzing and addressing new or potential conflicts of interest that may arise in KKR's business, including conflicts relating to specific transactions as well as potential conflicts involving the overall activities of KKR and its various businesses. This committee also reviews and monitors certain compliance matters. Our Chief Financial Officer, General Counsel and Chief Compliance Officer are included as members of this committee.

Changes in Fair Value

The majority of our investments are reported at fair value. Net changes in the fair value of investments impact the net gains (losses) from investment activities in our consolidated statements of operations. Based on investments held as of December 31, 2017, we estimate that an immediate 10% decrease in the fair value of investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR & Co. L.P. would generally be significantly less than the amount described above, given that a significant portion of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments and to a lesser extent our management fees. Because of this, the quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. L.P. before income taxes. The actual impact to individual line items within the consolidated statements of operations would differ from the amounts shown below as a result of (i) the inclusion of amounts attributable to KKR Holdings in individual line items within the consolidated statement of operations, (ii) the elimination of management fees and carried interest and (iii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of certain investment funds and CFEs.

Based on the fair value of investments as of December 31, 2017, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in declines in net income attributable to KKR & Co. L.P. before income taxes in 2018 from reductions in the following items, if not offset by other factors:

Year Ended December 31, 2017
	Management fees		Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Excluding Carried Interest
($ in thousands)
10% Decline in Fair Value of Investments (1)	$12,301	(2)	$295,509	(3)	$501,931	(3)

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

Management Fees

Our management fees in our Private Markets investment funds are generally calculated based on the amount of capital committed or invested by a fund, as described under "Business—Our Segments—Private Markets." Accordingly, movements in the fair value of investments do not significantly affect the amount of fees we may charge in Private Markets funds. Management fees in our infrastructure funds are calculated based on NAV of the fund and, in some cases, we additionally earn management fees on the fund's remaining commitment.

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

To the extent that management fees are calculated based on the NAV of the fund's investments, the amount of fees that we may charge will be increased or decreased in direct proportion to the effect of changes in the fair value of the fund's investments. The proportion of our management fees that are based on NAV depends on the number and type of funds in existence. For the year ended December 31, 2017, the fund management fees that were recognized based on the NAV of the applicable funds was approximately 23%.

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

Our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which our investments are denominated (including euros, British pounds, Japanese yen, among others), net of the impact of foreign exchange hedging strategies. The quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. L.P. before income taxes. The actual impact to individual line items within the statements of operations would differ from the amounts shown below as a result of (i) the inclusion of amounts attributable to KKR Holdings in individual line items within the consolidated statement of operations, (ii) the elimination of management fees and carried interest and (iii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of certain investment funds and CLO vehicles.

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated as of December 31, 2017 (i.e. an increase in the value of the U.S. dollar against these foreign currencies) would result in declines in net income attributable to KKR & Co. L.P. before income taxes in 2018 from reductions in the following items, net of the impact of foreign exchange hedging strategies, if not offset by other factors:

	Year Ended December 31, 2017
	Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Excluding Carried Interest
	($ in thousands)
10% Decline in Foreign Currencies Against the U.S. Dollar (1)	$44,286	(2)	$49,812	(2)

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

Interest Income

We and certain consolidated funds, including CLOs, hold credit investments that generate interest income based on variable interest rates. We are exposed to interest rate risk relating to investments that generate yield since a meaningful portion of credit investments held by us and our consolidated funds, including CLOs, earn income based on variable interest rates. However, the contractual interest rate structure for a large portion of our credit investments bearing variable rates have "floors," which establish a minimum rate of interest that will be earned. In the current low interest rate environment, a large portion of the credit investments held by us and our consolidated funds, including CLOs, are earning interest at the contractual floor and therefore, for these investments, a decrease in variable interest rates would not impact the amount of interest income earned. With respect to consolidated funds and CLOs, the impact on net income attributable to KKR & Co. L.P. resulting from a decrease of a hypothetical 100 basis points in variable interest rates used in the recognition of interest income would not be expected to be material since (i) many variable rate credit investments are subject to floors as described above and (ii) a substantial portion of this decrease would be attributable to noncontrolling interests. With respect to credit investments held by KKR outside of the consolidated funds and CLOs, all of the interest income earned inures to KKR & Co. L.P.; however a large portion of these investments are subject to floors as described above. Accordingly, the impact on net income attributable to KKR & Co. L.P. resulting from a decrease of a hypothetical 100 basis points in variable interest rates used in the recognition of interest income would not be expected to be material.

Interest Expense

We and certain consolidated funds, including CLOs, have debt obligations that include revolving credit agreements, certain investment financing arrangements and debt securities issued by CLO vehicles that accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our consolidated funds, including CLOs, would have to make. With respect to consolidated funds and CLOs, the impact on net income attributable to KKR & Co. L.P. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense would not be expected to be material since a substantial portion of this increase would be attributable to noncontrolling interests. With respect to debt obligations held by KKR and not in the consolidated funds or CLOs, as of December 31, 2017, KKR had debt obligations outstanding with an aggregate principal amount of approximately $264.8 million that accrues interest at a variable rate. The impact on net income attributable to KKR & Co. L.P. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense would not be expected to be material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and Board of Directors of KKR & Co. L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of KKR & Co. L.P. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
New York, New York
February 23, 2018

We have served as the Company's auditor since 2006.

KKR & CO. L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (Amounts in Thousands, Except Unit Data)

	December 31, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$1,876,687	$2,508,902
Cash and Cash Equivalents Held at Consolidated Entities	1,802,372	1,624,758
Restricted Cash and Cash Equivalents	56,302	212,155
Investments	39,013,934	31,409,765
Due from Affiliates	554,349	250,452
Other Assets	2,531,075	2,996,865
Total Assets	$45,834,719	$39,002,897

Liabilities and Equity
Debt Obligations	$21,193,859	$18,544,075
Due to Affiliates	323,810	359,479
Accounts Payable, Accrued Expenses and Other Liabilities	3,654,250	2,981,260
Total Liabilities	25,171,919	21,884,814

Commitments and Contingencies

Redeemable Noncontrolling Interests	610,540	632,348

Equity
Series A Preferred Units (13,800,000 units issued and outstanding as of December 31, 2017 and 2016)	332,988	332,988
Series B Preferred Units (6,200,000 units issued and outstanding as of December 31, 2017 and 2016)	149,566	149,566
KKR & Co. L.P. Capital - Common Unitholders (486,174,736 and 452,380,335 common units issued and outstanding as of December 31, 2017 and 2016, respectively)	6,703,382	5,457,279
Total KKR & Co. L.P. Partners' Capital	7,185,936	5,939,833
Noncontrolling Interests	12,866,324	10,545,902
Total Equity	20,052,260	16,485,735
Total Liabilities and Equity	$45,834,719	$39,002,897

See notes to consolidated financial statements.

KKR & CO. L.P.
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
 (Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs") as of December 31, 2017 and December 31, 2016. KKR's consolidated VIEs consist primarily of certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS") and certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR's general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR's beneficial interest therein and any income generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	December 31, 2017
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,467,829	$231,423	$1,699,252
Restricted Cash and Cash Equivalents	—	21,255	21,255
Investments	15,573,203	9,408,967	24,982,170
Due from Affiliates	—	23,562	23,562
Other Assets	176,572	168,003	344,575
Total Assets	$17,217,604	$9,853,210	$27,070,814

Liabilities
Debt Obligations	$15,586,216	$770,350	$16,356,566
Accounts Payable, Accrued Expenses and Other Liabilities	923,494	243,660	1,167,154
Total Liabilities	$16,509,710	$1,014,010	$17,523,720

	December 31, 2016
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,158,641	$466,117	$1,624,758
Restricted Cash and Cash Equivalents	86,777	95,105	181,882
Investments	13,950,897	8,979,341	22,930,238
Due from Affiliates	—	5,555	5,555
Other Assets	153,283	430,326	583,609
Total Assets	$15,349,598	$9,976,444	$25,326,042

Liabilities
Debt Obligations	$13,858,288	$1,612,799	$15,471,087
Accounts Payable, Accrued Expenses and Other Liabilities	722,714	316,121	1,038,835
Total Liabilities	$14,581,002	$1,928,920	$16,509,922

See notes to consolidated financial statements.

KKR & CO. L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Unit Data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Fees and Other	$3,282,265	$1,908,093	$1,043,768

Expenses
Compensation and Benefits	1,695,490	1,063,813	1,180,591
Occupancy and Related Charges	58,722	64,622	65,683
General, Administrative and Other	582,480	567,039	624,951
Total Expenses	2,336,692	1,695,474	1,871,225

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,203,159	342,897	4,672,627
Dividend Income	202,115	187,853	850,527
Interest Income	1,242,419	1,021,809	1,219,197
Interest Expense	(808,898)	(789,953)	(573,226)
Total Investment Income (Loss)	1,838,795	762,606	6,169,125

Income (Loss) Before Taxes	2,784,368	975,225	5,341,668

Income Taxes	224,326	24,561	66,636

Net Income (Loss)	2,560,042	950,664	5,275,032
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	73,972	(8,476)	(4,512)
Net Income (Loss) Attributable to Noncontrolling Interests	1,467,765	649,833	4,791,062
Net Income (Loss) Attributable to KKR & Co. L.P.	1,018,305	309,307	488,482

Net Income Attributable to Series A Preferred Unitholders	23,288	17,337	—
Net Income Attributable to Series B Preferred Unitholders	10,076	4,898	—

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$984,941	$287,072	$488,482

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$2.10	$0.64	$1.09
Diluted	$1.95	$0.59	$1.01
Weighted Average Common Units Outstanding
Basic	468,282,642	448,905,126	448,884,185
Diluted	506,288,971	483,431,048	482,699,194

See notes to consolidated financial statements.

KKR & CO. L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net Income (Loss)	$2,560,042	$950,664	$5,275,032

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	54,654	(34,583)	(27,176)

Comprehensive Income (Loss)	2,614,696	916,081	5,247,856

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	73,972	(8,476)	(4,512)
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,498,861	634,813	4,771,152

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$1,041,863	$289,744	$481,216

See notes to consolidated financial statements.

KKR & CO. L.P.
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Appropriated Capital	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2015	433,330,540	$5,403,095	$(20,404)	$5,382,691	$—	$—	$46,004,377	16,895	$51,403,963	$300,098

Net Income (Loss)		488,482		488,482			4,791,062		5,279,544	(4,512)
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(7,266)	(7,266)			(19,910)		(27,176)
Cumulative-effect adjustment from adoption of accounting policies		(307)		(307)				(16,895)	(17,202)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	16,095,538	207,114	(1,483)	205,631			(205,631)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units and Other		18,244	354	18,598					18,598
Net Delivery of Common Units - Equity Incentive Plan	10,964,144	15,245		15,245					15,245
Equity Based Compensation		186,346		186,346			75,233		261,579
Unit Repurchases	(9,919,892)	(161,929)		(161,929)					(161,929)
Common Units Issued in Connection with the Purchase of an Investment	7,364,545	126,302		126,302					126,302
Capital Contributions				—			6,274,296		6,274,296	193,269
Capital Distributions		(706,611)		(706,611)			(13,187,653)		(13,894,264)	(300,226)
Balance at December 31, 2015	457,834,875	$5,575,981	$(28,799)	$5,547,182	$—	$—	$43,731,774	$—	$49,278,956	$188,629

Net Income (Loss)		287,072		287,072	17,337	4,898	649,833		959,140	(8,476)
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(19,563)	(19,563)			(15,020)		(34,583)
Deconsolidation of Funds				—			(34,240,240)		(34,240,240)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	7,627,578	91,357	(830)	90,527			(90,527)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units and Other		(1,495)	96	(1,399)					(1,399)
Net Delivery of Common Units - Equity Incentive Plan	8,672,152	(50,515)		(50,515)					(50,515)
Equity Based Compensation		186,227		186,227			78,663		264,890
Unit Repurchases	(21,754,270)	(296,844)		(296,844)					(296,844)
Equity Issued in connection with Preferred Unit Offering				—	332,988	149,566			482,554
Capital Contributions				—			2,525,635		2,525,635	479,031
Capital Distributions		(285,408)		(285,408)	(17,337)	(4,898)	(2,094,216)		(2,401,859)	(26,836)
Balance at December 31, 2016	452,380,335	$5,506,375	$(49,096)	$5,457,279	$332,988	$149,566	$10,545,902	$—	$16,485,735	$632,348

See notes to consolidated financial statements.

KKR & CO. L.P.
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
 (Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Appropriated Capital	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2017	452,380,335	$5,506,375	$(49,096)	$5,457,279	$332,988	$149,566	$10,545,902	$—	$16,485,735	$632,348

Net Income (Loss)		984,941		984,941	23,288	10,076	1,467,765		2,486,070	73,972
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			23,558	23,558			31,096		54,654
Changes in Consolidation				—			(1,682)		(1,682)	(315,057)
Transfer of interests under common control and Other (See Note 15 "Equity")		16,139	7,359	23,498			(23,498)		—
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	20,086,963	291,040	(1,979)	289,061			(289,061)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other		(3,469)	677	(2,792)					(2,792)
Net Delivery of Common Units - Equity Incentive Plan	8,979,472	(58,679)		(58,679)					(58,679)
Equity Based Compensation		204,308		204,308			141,727		346,035
Common Units Issued in Connection with the Purchase of an Investment	4,727,966	94,181		94,181					94,181
Capital Contributions				—			3,119,917		3,119,917	220,167
Capital Distributions		(311,973)		(311,973)	(23,288)	(10,076)	(2,125,842)		(2,471,179)	(890)
Balance at December 31, 2017	486,174,736	$6,722,863	$(19,481)	$6,703,382	$332,988	$149,566	$12,866,324	$—	$20,052,260	$610,540

See notes to consolidated financial statements.

KKR & CO. L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating Activities
Net Income (Loss)	$2,560,042	$950,664	$5,275,032
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	334,820	264,890	261,579
Net Realized (Gains) Losses on Investments	(38,316)	(347,097)	(3,001,884)
Change in Unrealized (Gains) Losses on Investments	(1,164,843)	4,200	(1,670,743)
Carried Interest Allocated as a result of Changes in Fund Fair Value	(1,740,661)	(803,185)	—
Other Non-Cash Amounts	(51,286)	(34,620)	(78,522)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	(95,875)	(435,417)	(160,092)
Change in Due from / to Affiliates	(285,562)	(79,372)	15,264
Change in Other Assets	86,545	(555,666)	605,305
Change in Accounts Payable, Accrued Expenses and Other Liabilities	1,581,967	648,737	(187,661)
Investments Purchased	(39,616,120)	(20,824,349)	(27,936,898)
Proceeds from Investments	34,799,260	19,649,033	27,264,024
Net Cash Provided (Used) by Operating Activities	(3,630,029)	(1,562,182)	385,404

Investing Activities
Change in Restricted Cash and Cash Equivalents	155,853	1,409	(164,637)
Purchase of Fixed Assets	(97,070)	(62,663)	(169,419)
Development of Oil and Natural Gas Properties	(1,052)	(2,122)	(95,959)
Proceeds from Sale of Oil and Natural Gas Properties	—	858	4,863
Net Cash Provided (Used) by Investing Activities	57,731	(62,518)	(425,152)

Financing Activities
Distributions to Partners	(311,973)	(285,408)	(706,611)
Distributions to Redeemable Noncontrolling Interests	(890)	(26,836)	(300,226)
Contributions from Redeemable Noncontrolling Interests	220,167	479,031	193,269
Distributions to Noncontrolling Interests	(2,125,842)	(2,086,577)	(13,187,653)
Contributions from Noncontrolling Interests	3,116,722	2,496,352	6,274,296
Issuance of Preferred Units (net of issuance costs)	—	482,554	—
Preferred Unit Distributions	(33,364)	(22,235)	—
Net Delivery of Common Units - Equity Incentive Plan	(58,679)	(50,515)	15,245
Unit Repurchases	—	(296,844)	(161,929)
Proceeds from Debt Obligations	11,657,948	7,895,320	14,014,510
Repayment of Debt Obligations	(9,514,558)	(5,482,133)	(5,926,162)
Financing Costs Paid	(9,448)	(16,847)	(45,331)
Net Cash Provided (Used) by Financing Activities	2,940,083	3,085,862	169,408

Net Increase/(Decrease) in Cash and Cash Equivalents	(632,215)	1,461,162	129,660
Cash and Cash Equivalents, Beginning of Period	2,508,902	1,047,740	918,080
Cash and Cash Equivalents, End of Period	$1,876,687	$2,508,902	$1,047,740

See notes to consolidated financial statements.

KKR & CO. L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in Thousands)

	For the Years Ended December 31,
	2017	2016	2015
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$773,882	$773,032	$485,739
Payments for Income Taxes	$55,216	$33,526	$40,468
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$346,035	$264,890	$261,579
Non-Cash Contributions from Noncontrolling Interests	$3,195	$29,283	$—
Non-Cash Distributions to Noncontrolling Interests	$—	$(7,639)	$—
Cumulative effect adjustment from adoption of accounting guidance	$—	$—	$(17,202)
Debt Obligations - Net Gains (Losses), Translation and Other	$(512,745)	$228,405	$226,577
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$(2,792)	$(1,399)	$18,598
Impairments of Oil and Natural Gas Properties	$—	$6,191	$53,926
Gains on Sales of Oil and Natural Gas Properties	$—	$12,286	$—

Changes in Consolidation and Other
Cash and Cash Equivalents Held at Consolidated Entities	$1,831	$(270,458)	$—
Restricted Cash and Cash Equivalents	$—	$(54,064)	$—
Investments	$(75,827)	$(35,686,489)	$—
Due From Affiliates	$15,379	$147,427	$—
Other Assets	$(298,097)	$(532,226)	$—
Debt Obligations	$46,809	$(2,355,305)	$—
Due to Affiliates	$5,021	$329,083	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$(114,309)	$(129,348)	$—
Noncontrolling Interests	$(1,682)	$(34,240,240)	$—
Redeemable Noncontrolling Interests	$(315,057)	$—	$—

See notes to consolidated financial statements.

KKR & CO. L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION

KKR & Co. L.P. (NYSE: KKR), together with its consolidated subsidiaries ("KKR"), is a leading global investment firm that manages multiple alternative asset classes including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR's portfolio companies. KKR invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, "KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR. As of December 31, 2017, KKR & Co. L.P. held approximately 59.1% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 40.9% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues or repurchases KKR & Co. L.P. common units. The KKR Group Partnerships also have outstanding equity interests that provide for the carry pool and preferred units with economic terms that mirror the preferred units issued by KKR & Co. L.P.

PAAMCO Prisma

On June 1, 2017, KKR completed its previously announced transaction to combine Pacific Alternative Asset Management Company, LLC ("PAAMCO") and Prisma Capital Partners LP ("Prisma"), formerly known as KKR Prisma or KKR's hedge fund solutions platform, to create PAAMCO Prisma Holdings, LLC ("PAAMCO Prisma"). PAAMCO Prisma is a leading liquid alternatives investment firm, which operates independently from KKR.

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

Notes to Consolidated Financial Statements (Continued)

The following table presents the effect of changes in the ownership interest in the KKR Group Partnerships on KKR:

	For the Years Ended December 31,
	2017	2016	2015
Net income (loss) attributable to KKR & Co. L.P.	$1,018,305	$309,307	$488,482
Transfers from noncontrolling interests:
Exchange of KKR Group Partnership units held by KKR Holdings L.P.(1)	247,946	90,910	212,043
Change from net income (loss) attributable to KKR & Co. L.P. and transfers from noncontrolling interests held by KKR Holdings	$1,266,251	$400,217	$700,525

(1)
Increase in KKR's partners' capital for exchange of 17,786,064, 7,589,190 and 15,850,161 for the years ended December 31, 2017, 2016, and 2015, respectively, KKR Group Partnerships units held by KKR Holdings L.P., inclusive of deferred taxes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements (referred to hereafter as the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of KKR's investment management and capital markets companies, the general partners of certain unconsolidated investment funds, general partners of consolidated investment funds and their respective consolidated investment funds and certain other entities including CFEs. References in the accompanying financial statements to "principals" are to KKR's senior employees and non‑employee operating consultants who hold interests in KKR's business through KKR Holdings.
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

Pursuant to its consolidation policy, KKR first considers whether an entity is considered a VIE and therefore whether to apply the consolidation guidance under the VIE model. Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities ("VOEs") under the voting interest model.

KKR's funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their investments in portfolio companies even if majority-owned and controlled. Rather, the consolidated funds and vehicles reflect their investments at fair value as described below in "Fair Value Measurements."

An entity in which KKR holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity's activities that have a significant effect on the success of the legal

Notes to Consolidated Financial Statements (Continued)

entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity's activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Limited partnerships and other similar entities where unaffiliated limited partners have not been granted (i) substantive participatory rights or (ii) substantive rights to either dissolve the partnership or remove the general partner ("kick-out rights") are VIEs under condition (b) above. KKR's investment funds that are not CFEs (i) are generally limited partnerships, (ii) generally provide KKR with operational discretion and control, and (iii) generally have fund investors with no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, and as such the limited partners do not hold kick-out rights. Accordingly, most of KKR's investment funds are categorized as VIEs.

KKR consolidates all VIEs in which it is the primary beneficiary. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (i) whether an entity in which KKR holds a variable interest is a VIE and (ii) whether KKR's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Fees earned by KKR that are customary and commensurate with the level of effort required to provide those services, and where KKR does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered variable interests. KKR factors in all economic interests including interests held through related parties, to determine if it holds a variable interest. KKR determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion periodically.

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

Notes to Consolidated Financial Statements (Continued)

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

Noncontrolling Interests

Noncontrolling interests represent (i) noncontrolling interests in consolidated entities and (ii) noncontrolling interests held by KKR Holdings.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities represent the non-redeemable ownership interests in KKR that are held primarily by:

(i)	third party fund investors in KKR's funds;

(ii)	third parties entitled to up to 1% of the carried interest received by certain general partners of KKR's funds and 1% of KKR's other profits (losses) through and including December 31, 2015;

(iii)
certain former principals and their designees representing a portion of the carried interest received by the general partners of KKR's private equity funds that was allocated to them with respect to private equity investments made during such former principals' tenure with KKR prior to October 1, 2009;

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

(vii)	holders of the 7.375% Series A LLC Preferred Shares of KKR Financial Holdings LLC ("KFN") whose rights are limited to the assets of KFN. See Note 20 "Subsequent Events."

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

Notes to Consolidated Financial Statements (Continued)

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	For the Years Ended December 31,
	2017	2016	2015
Balance at the beginning of the period	$4,293,337	$4,347,153	$4,661,679
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (1)	791,021	212,878	433,693
Other comprehensive income (loss), net of tax (2)	21,904	(10,514)	(14,030)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (3)	(238,941)	(89,182)	(203,127)
Equity based compensation	141,727	66,572	59,114
Capital contributions	3,028	241,748	25,573
Capital distributions	(235,610)	(475,318)	(615,749)
Transfer of interests under common control and Other (See Note 15 "Equity")	17,009	—	—
Balance at the end of the period	$4,793,475	$4,293,337	$4,347,153

(1)	Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(2)	Calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

(3)
Calculated based on the proportion of KKR Holdings units exchanged for KKR & Co. L.P. common units pursuant to the exchange agreement during the reporting period. The exchange agreement provides for the exchange of KKR Group Partnership Units held by KKR Holdings for KKR & Co. L.P. common units.

Net income (loss) attributable to KKR & Co. L.P. after allocation to noncontrolling interests held by KKR Holdings, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, each of which holds equity of the KKR Group Partnerships. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings, (ii) the periodic exchange of KKR Holdings units for KKR & Co. L.P. common units pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the KKR & Co. L.P. 2010 Equity Incentive Plan ("Equity Incentive Plan"), equity allocations shown in the consolidated statement of changes in equity differ from their respective pro rata ownership interests in KKR's net assets.
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	For the Years Ended December 31,
	2017	2016	2015
Net income (loss)	$2,560,042	$950,664	$5,275,032
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	73,972	(8,476)	(4,512)
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	676,744	436,955	4,357,369
Less: Net income (loss) attributable to Series A and Series B Preferred Unitholders	33,364	22,235	—
Plus: Income tax / (benefit) attributable to KKR Management Holdings Corp.	150,812	(18,937)	21,241
Less: Gain from remeasurement of tax receivable agreement liability attributable to KKR Management Holdings Corp. (1)	67,221	—	—
Net income (loss) attributable to KKR & Co. L.P. Common Unitholders and KKR Holdings	$1,859,553	$481,013	$943,416

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$791,021	$212,878	$433,693
 (1) Represents the impacts of the remeasurement of the tax receivable agreement which arises from changes in the associated deferred tax balance, including the impacts related to the Tax Cuts & Jobs Act enacted on December 22, 2017 (the "2017 Tax Act").

Notes to Consolidated Financial Statements (Continued)

Investments

Investments consist primarily of private equity, real assets, credit, investments of consolidated CFEs, equity method, carried interest and other investments. Investments denominated in currencies other than the entity's functional currency are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4 "Investments."

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

Investments in operating companies that are held through KKR's consolidated investment funds are generally classified within private equity investments and investments in working and royalty interests in oil and natural gas producing properties are generally classified as real asset investments.

Notes to Consolidated Financial Statements (Continued)

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

Fair Value Option
For certain investments and other financial instruments, KKR has elected the fair value option. Such election is irrevocable and is applied on a financial instrument by financial instrument basis at initial recognition. KKR has elected the fair value option for certain private equity, real assets, credit, investments of consolidated CFEs, equity method and other financial instruments not held through a consolidated investment fund. Accounting for these investments at fair value is consistent with how KKR accounts for its investments held through consolidated investment funds. Changes in the fair value of such instruments are recognized in Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Interest income on interest bearing credit securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest Income in the consolidated statements of operations.

Equity Method

For certain investments in entities over which KKR exercises significant influence but which do not meet the requirements for consolidation and for which KKR has not elected the fair value option, KKR uses the equity method of accounting. KKR's share of earnings (losses) from these investments is reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. For equity method investments, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of December 31, 2017, equity method investees for which KKR reports financial results on a quarter lag include Marshall Wace LLP ("Marshall Wace"). KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

The carrying value of equity method investments in private equity funds, real assets funds and credit funds, which are not consolidated, approximate fair value, because the underlying investments of the unconsolidated investment funds are reported at fair value.

Notes to Consolidated Financial Statements (Continued)

The carrying value of equity method investments in certain operating companies, with respect to which KKR is determined to exert significant influence under GAAP and for which KKR has not elected the fair value option, is determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR's respective ownership percentage, less distributions.

Financial Instruments held by Consolidated CFEs

KKR measures both the financial assets and financial liabilities of the consolidated CFEs in its financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities which results in KKR's consolidated net income (loss) reflecting KKR's own economic interests in the consolidated CFEs including (i) changes in the fair value of the beneficial interests retained by KKR and (ii) beneficial interests that represent compensation for services rendered.

For the consolidated CLO entities, KKR has determined that the fair value of the financial assets of the consolidated CLOs is more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are being measured at fair value and the financial liabilities are being measured in consolidation as: (1) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs less (2) the sum of the fair value of any beneficial interests retained by KKR (other than those that represent compensation for services) and KKR's carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by KKR).

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

Investments and financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

Level I - Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date. The types of financial instruments included in this category are publicly-listed equities and securities sold short.

Level II - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date, and fair value is determined through the use of models or other valuation methodologies. The types of financial instruments included in this category are credit investments, investments and debt obligations of

Notes to Consolidated Financial Statements (Continued)

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

Management's determination of fair value is based upon the methodologies and processes described below and may incorporate assumptions that are management's best estimates after consideration of a variety of internal and external factors.

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

Notes to Consolidated Financial Statements (Continued)

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

In the case of growth equity investments, enterprise values may be determined using the market comparables analysis and discounted cash flow analysis described above. A scenario analysis may also be conducted to subject the estimated enterprise values to a downside, base and upside case, which involves significant assumptions and judgments. A milestone analysis may also be conducted to assess the current level of progress towards value drivers that we have determined to be important, which involves significant assumptions and judgments. The enterprise value in each case may then be allocated across the investment's capital structure to reflect the terms of the security and subjected to probability weightings.  In certain cases, the values of growth equity investments may be based on recent or expected financings.

Real Asset Investments: Real asset investments in infrastructure, energy and real estate are valued using one or more of the discounted cash flow analysis, market comparables analysis and direct income capitalization, which in each case incorporates significant assumptions and judgments. Infrastructure investments are generally valued using the discounted cash flow analysis.

Notes to Consolidated Financial Statements (Continued)

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

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies principally on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged by KKR with respect to investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR's investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees.

KKR has a global valuation committee that is responsible for coordinating and implementing the firm's valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. The global

Notes to Consolidated Financial Statements (Continued)

valuation committee is assisted by the asset class-specific valuation committees that exist for private equity (including growth equity), real estate, energy and infrastructure, and credit. The asset class-specific valuation committees are responsible for the review and approval of all preliminary Level III valuations in their respective asset classes on a quarterly basis. The members of these valuation committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments. For periods prior to the completion of the PAAMCO Prisma transaction, when Level III valuations were required to be performed on hedge fund investments, a valuation committee for hedge funds reviewed these valuations.
All Level III valuations are also subject to approval by the global valuation committee, which is comprised of senior employees including investment professionals and professionals from business operations functions, and includes one of KKR's Co-Presidents and Co-Chief Operating Officers and its Chief Financial Officer, General Counsel and Chief Compliance Officer. When valuations are approved by the global valuation committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of the board of directors of the general partner of KKR & Co. L.P. and are then reported to the board of directors.
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

For the years ended December 31, 2017, 2016 and 2015, respectively, fees and other consisted of the following:

	For the Years Ended December 31,
	2017	2016	2015
Management Fees	$700,245	$619,243	$201,006
Transaction Fees	783,952	350,091	354,895
Monitoring Fees	204,165	146,967	336,159
Fee Credits	(257,401)	(128,707)	(17,351)
Carried Interest	1,740,661	803,185	—
Incentive Fees	4,601	8,709	16,415
Oil and Gas Revenue	63,460	65,754	112,328
Consulting Fees	42,582	42,851	40,316
Total Fees and Other	$3,282,265	$1,908,093	$1,043,768

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

Notes to Consolidated Financial Statements (Continued)

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
KKR's older private equity funds, which do not have a preferred return, require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the earned cash management fees, these fees would not be returned to the funds' limited partners, in accordance with the respective fund agreements.
Other Investment Funds
Certain investment funds that invest capital in growth equity, real assets, credit, and the core investment strategy provide for management fees determined quarterly based on an annual rate generally ranging from 0.5% to 2.0%. Such rate may be based on the investment fund's average net asset value, capital commitments, or invested capital.
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
In connection with pursuing successful portfolio company investments, KKR receives reimbursement for certain transaction‑related expenses. Transaction‑related expenses, which are reimbursed by third parties, are typically deferred until the transaction is consummated and are recorded in Other Assets on the consolidated statements of financial condition on the date incurred. The costs of successfully completed transactions are borne by the KKR investment funds and included as a component of the investment's cost basis. Subsequent to closing, investments are recorded at fair value each reporting period as described in the section above titled "Investments." Upon reimbursement from a third party, the cash receipt is recorded and the deferred amounts are relieved. No fees or expenses are recorded for these reimbursements.
Monitoring Fees
Monitoring fees are earned by KKR for services provided to portfolio companies and are recognized as services are rendered. These fees are generally paid based on a fixed periodic schedule by the portfolio companies either in advance or in arrears and are separately negotiated for each portfolio company.
In connection with the monitoring of portfolio companies, KKR receives reimbursement for certain expenses incurred on behalf of these entities. Costs incurred in monitoring these entities are classified as general, administrative and other expenses

Notes to Consolidated Financial Statements (Continued)

and reimbursements of such costs are classified as monitoring fees. In addition, certain monitoring fee provisions may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.
Fee Credits

Agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of certain fees, including monitoring and transaction fees received from portfolio companies ("Fee Credits"). Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% for older funds, or 100% for our newer funds, of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

Carried Interest

For certain investment fund structures, carried interest is allocated to the general partner based on cumulative fund performance to date, and where applicable, subject to a preferred return to the funds' limited partners. At the end of each reporting period, KKR calculates the carried interest that would be due to KKR for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (a) positive performance resulting in an increase in the carried interest allocated to the general partner or (b) negative performance that would cause the amount due to KKR to be less than the amount previously recognized as revenue, resulting in a negative adjustment to carried interest allocated to the general partner. In each case, it is necessary to calculate the carried interest on cumulative results compared to the carried interest recorded to date and make the required positive or negative adjustments. KKR ceases to record negative carried interest allocations once previously recognized carried interest allocations for a fund have been fully reversed. KKR is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative carried interest over the life of a fund. Accrued but unpaid carried interest as of the reporting date is reflected in Investments in the consolidated statements of financial condition.
Incentive Fees
Incentive fees earned on investment funds that do not generate carried interest are recognized based on fund performance, subject to the achievement of minimum return levels, and/or high water marks, in accordance with the respective terms set out in each fund's governing agreements. Incentive fee rates generally range from 5% to 20%. KKR does not record performance‑based incentive fees until the end of each fund's measurement period (which is generally one year) when the performance‑based incentive fees become fixed and determinable.
Oil and Gas Revenue Recognition
Oil and gas revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. The oil and gas-producing entities consolidated by KKR follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which the entity is entitled based on KKR's working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owners to recoup their entitled share through future production. Under the sales method, no receivables are recorded when these entities have taken less than their share of production and no payables are recorded when it has taken more than its share of production unless reserves are not sufficient.

Consulting Fees
Consulting fees are earned by certain consolidated entities that employ non‑employee operating consultants from providing advisory and other services to portfolio companies and other companies and are recognized as the services are rendered. These fees are separately negotiated with each portfolio company for which services are provided and are not shared with KKR.

Notes to Consolidated Financial Statements (Continued)

Compensation and Benefits
Compensation and Benefits expense includes (i) cash compensation consisting of salaries, bonuses, and benefits, (ii) equity based compensation consisting of charges associated with the vesting of equity-based awards (see Note 12 "Equity Based Compensation") and (iii) carry pool allocations and other performance-based income compensation.
All KKR employees and employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as Compensation and Benefits expense in the consolidated statements of operations. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, certain cash bonuses that are paid to certain of KKR's principals can be borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because KKR principals are not entitled to receive distributions on units that are unvested, any amounts allocated to principals in excess of a principal's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are currently recorded based on the amount of cash expected to be paid by KKR Holdings.
Carry Pool Allocation
With respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR allocates to its employees and employees of certain consolidated entities a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates 40% or 43%, as applicable, of the carry it earns from these funds and vehicles to its carry pool. In addition, for investment funds that provide for incentive fees rather than carried interest, the carry pool is supplemented by allocating 40% of the incentive fees that do not constitute carried interest that are earned from such funds. These amounts are accounted for as compensatory profit‑sharing arrangements in Accounts Payable, Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income or incentive fees and recorded as compensation expense.
Profit Sharing Plan
KKR provides certain profit sharing programs for KKR employees and other eligible personnel. In particular, KKR provides a 401(k) plan for eligible employees in the United States. For certain professionals who are participants in the 401(k) plan, KKR may, in its discretion, contribute an amount after the end of the plan year. For the years ended December 31, 2017, 2016 and 2015, KKR incurred expenses of $8.2 million, $8.0 million and $7.9 million, respectively, in connection with the 401(k) plan and other profit sharing programs.
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
Investment Income
Investment income consists primarily of the net impact of:

(i)
Realized and unrealized gains and losses on investments, securities sold short, derivatives and debt obligations of consolidated CFEs which are recorded in Net Gains (Losses) from Investment Activities.

(ii)
Foreign exchange gains and losses relating to mark‑to‑market activity on foreign exchange forward contracts, foreign currency options and foreign denominated debt which are recorded in Net Gains (Losses) from Investment Activities.

(iii)	Dividends, which are recognized on the ex‑dividend date, or, in the absence of a formal declaration of a record date, on the date it is received.

Notes to Consolidated Financial Statements (Continued)

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
Deferred Income Taxes
Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period when the change is enacted.
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
For a particular tax‑paying component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount within Other Assets or Accounts Payable, Accrued and Other Liabilities, as applicable, in the accompanying statements of financial condition.
2017 Tax Act
The 2017 Tax Act makes various changes to the U.S. tax code that include, but are not limited to, (1) reducing the U.S. federal corporate tax rate to 21% effective January 1, 2018 and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years.
On December 22, 2017, the SEC issued Staff Accounting Bulletin ("SAB 118"), which provides guidance on accounting for tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.
KKR has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and the deemed repatriated earnings for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions KKR has made, additional regulatory guidance that may be issued, and actions KKR may take following the enactment of the 2017 Tax Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. See Note 11 "Income Taxes" for further information on the financial statement impact of the 2017 Tax Act.

Notes to Consolidated Financial Statements (Continued)

Uncertain Tax Positions
KKR analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, KKR determines that uncertainties in tax positions exist, a reserve is established. The reserve for uncertain tax positions is recorded in Accounts Payable, Accrued and Other Liabilities in the accompanying statements of financial condition. KKR recognizes accrued interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of operations.
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
Cash and Cash Equivalents Held at Consolidated Entities
Cash and cash equivalents held at consolidated entities represents cash that, although not legally restricted, is not available to fund general liquidity needs of KKR as the use of such funds is generally limited to the investment activities of KKR's investment funds and CFEs.
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
Fixed Assets, Depreciation and Amortization
Fixed assets consist primarily of corporate real estate, leasehold improvements, furniture and computer hardware. Such amounts are recorded at cost less accumulated depreciation and amortization and are included in Other Assets within the accompanying consolidated statements of financial condition. Depreciation and amortization are calculated using the straight‑line method over the assets' estimated economic useful lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, and three to seven years for other fixed assets.
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

Notes to Consolidated Financial Statements (Continued)

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
Comprehensive Income (Loss)
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from contributions from and distributions to owners. In the accompanying financial statements, comprehensive income represents Net Income (Loss), as presented in the consolidated statements of operations and net foreign currency translation.
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
Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers Topic 606 ("ASU 2014-09") which has subsequently been amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2017-13. These ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue recorded under ASU 2014-09 will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. A full retrospective or modified retrospective approach is required.

Notes to Consolidated Financial Statements (Continued)

Carried interest is a capital allocation to the general partner based on investment performance, and where applicable, subject to a preferred return to a funds' limited partners. KKR has concluded that capital allocation-based carried interest represents income from equity method investments that is not in the scope of ASU 2014-09. Accordingly, in connection with the adoption of ASU 2014-09, KKR will account for such carried interest as a financial instrument under the equity method of accounting within the scope of ASC 323, Investments - Equity Method and Joint Ventures ("ASC 323"). In accordance with ASC 323, KKR will record equity method income (losses) based on the change in KKR's proportionate claim on the net assets of the investment fund, including performance-based capital allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each investment fund's governing agreements. As carried interest and the related general partner investments are considered to be a single unit of account under KKR's accounting policy, the equity method income associated with the general partner interests will be combined with the associated carried interest and reported in a single line within the statement of operations. KKR expects to apply this change in accounting on a full retrospective basis. The pattern and amount of recognition under the policy is not expected to differ materially from KKR's existing recognition. As it pertains to incentive fees, KKR expects the recognition of incentive fees, which are a form of variable consideration, to be deferred until such fees are no longer subject to significant reversal, which is consistent with KKR's existing recognition treatment. Additionally, KKR is currently in the process of implementing the new revenue guidance and is continuing to evaluate the effect this guidance will have on other revenue streams. KKR will adopt the new revenue recognition guidance effective January 1, 2018.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"). The amended guidance (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at fair value; (iii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amended guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amended guidance related to equity securities without readily determinable fair values (including the disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. KKR is currently evaluating the impact of this guidance on the financial statements. KKR will adopt this guidance as of January 1, 2018.

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

Investments

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU's effective date. Additional transition disclosures are not required upon adoption. This guidance has been adopted as of January 1, 2017.

Notes to Consolidated Financial Statements (Continued)

Equity-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. KKR adopted ASU 2016-09 on January 1, 2017 and will apply prospective application. In connection with this adoption, the most significant impacts to KKR relate to the following: (i) with respect to the tax impact of equity-based compensation charges, KKR has accounted for the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes as an income tax expense or benefit in the statement of operations, (ii) KKR has classified this difference with other income tax cash flows as an operating activity in the statement of cash flows and (iii) KKR has made an election to continue to estimate the number of equity compensation awards that are expected to vest, net of forfeitures, over the life of an equity award and not account for forfeitures as they occur.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. KKR is currently evaluating the impact of this guidance on the financial statements. KKR will adopt this guidance as of January 1, 2018.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amends the guidance to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires the following: (i) restricted cash and restricted cash equivalents should be included in the cash and cash-equivalents balances in the statement of cash flows; (ii) changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows; (iii) a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents; and (iv) the nature of the restrictions must be disclosed for material restricted cash and restricted cash equivalents amounts. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented. KKR is currently evaluating the impact of this guidance on the financial statements. KKR will adopt this guidance as of January 1, 2018.

Notes to Consolidated Financial Statements (Continued)

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which removed the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. KKR is currently evaluating the impact of this guidance on the financial statements. KKR will adopt this guidance as of January 1, 2018.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). This guidance amends the definition of a business and provides a threshold which must be considered to determine whether a transaction is an asset acquisition or a business combination. ASU 2017-01 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for transactions (i.e. acquisitions or dispositions) that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. This guidance has been adopted as of the fourth quarter of 2017.

Goodwill

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairments by eliminating the second step from the goodwill impairment test. The ASU requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit's carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. The ASU also (i) clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment; and (ii) clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for fiscal periods beginning after December 15, 2019. Early adoption is allowed for entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017. KKR is currently evaluating the impact of this guidance on the financial statements.

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

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). This guidance amends the amortization period for certain purchased callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. The guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted and the guidance when adopted should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. KKR is currently evaluating the impact of this guidance on the financial statements.

Notes to Consolidated Financial Statements (Continued)

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02). Under ASC 740-10-45-15, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of tax expense related to continuing operations for the period in which the law was enacted, even if the assets and liabilities related to items of accumulated other comprehensive income ("OCI"). ASU 2018-02 allows entities to reclassify from accumulated OCI to retained earnings stranded tax effects related to the change in federal tax rate for all items accounted for in OCI. Entities can also elect to reclassify other stranded tax effects that relate to the 2017 Tax Act but do not directly relate to the change in the federal tax rate. Tax effects that are stranded in OCI for other reasons may not be reclassified. In the period of adoption, entities that elect to reclassify the income tax effects of the 2017 Tax Act from accumulated OCI to retained earnings must disclose that they made such an election. Entities must also disclose a description of other income tax effects related to the 2017 Tax Act that are reclassified from accumulated OCI to retained earnings, if any. The guidance is effective for fiscal periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statement have not yet been issued or made available upon issuance, including in the period the 2017 Tax Act was enacted. An entity that adopts ASU 2018-02 in an annual or interim periods after the period of enactment is able to choose whether to apply the amendments retrospectively to each period in which the effect of the 2017 Tax Act is recognized or to apply the amendments in the period of adoption. KKR is currently evaluating the impact of this guidance on the financial statements.

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

The following tables summarize total Net Gains (Losses) from Investment Activities for the years ended December 31, 2017, 2016 and 2015, respectively:

	For the Year Ended December 31, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$223,568	$338,720	$562,288
Credit, Equity Method and Other (1)	(1,232,645)	860,102	(372,543)
Investments of Consolidated CFEs (1)	(97,129)	352	(96,777)
Real Assets (1)	(18,722)	218,728	200,006
Foreign Exchange Forward Contracts and Options (2)	(31,772)	(342,849)	(374,621)
Securities Sold Short (2)	1,116,325	97,811	1,214,136
Other Derivatives (2)	(7,129)	(23,687)	(30,816)
Debt Obligations and Other (3)	85,820	15,666	101,486
Net Gains (Losses) From Investment Activities	$38,316	$1,164,843	$1,203,159

	For the Year Ended December 31, 2016
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$306,180	$(196,892)	$109,288
Credit, Equity Method and Other (1)	(825,822)	4,280	(821,542)
Investments of Consolidated CFEs (1)	(258,430)	444,142	185,712
Real Assets (1)	87,512	141,886	229,398
Foreign Exchange Forward Contracts and Options (2)	108,404	(7,986)	100,418
Securities Sold Short (2)	594,743	(90,607)	504,136
Other Derivatives (2)	(49,712)	70,534	20,822
Debt Obligations and Other (3)	384,222	(369,557)	14,665
Net Gains (Losses) From Investment Activities	$347,097	$(4,200)	$342,897

	For the Year Ended December 31, 2015
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$4,452,593	$1,140,377	$5,592,970
Credit, Equity Method and Other (1)	138,915	(800,027)	(661,112)
Investments of Consolidated CFEs (1)	(54,367)	(220,577)	(274,944)
Real Assets (1)	(2,035,727)	1,591,541	(444,186)
Foreign Exchange Forward Contracts and Options (2)	415,370	87,482	502,852
Securities Sold Short (2)	(6,860)	3,909	(2,951)
Other Derivatives (2)	17,694	2,449	20,143
Debt Obligations and Other (3)	74,266	(134,411)	(60,145)
Net Gains (Losses) From Investment Activities	$3,001,884	$1,670,743	$4,672,627

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."

Notes to Consolidated Financial Statements (Continued)

4. INVESTMENTS

Investments consist of the following:

	December 31, 2017	December 31, 2016
Private Equity	$3,301,261	$2,915,667
Credit	7,621,320	4,847,936
Investments of Consolidated CFEs	15,573,203	13,950,897
Real Assets	2,302,061	1,807,128
Equity Method	4,552,515	2,728,995
Carried Interest	2,904,287	2,384,177
Other	2,759,287	2,774,965
Total Investments	$39,013,934	$31,409,765

As of December 31, 2017 and 2016, there were no investments which represented greater than 5% of total investments. The majority of the securities underlying private equity investments represent equity securities.

Carried Interest

Carried interest allocated to the general partner in respect of performance of investment funds that are not consolidated were as follows:

Balance at December 31, 2016	$2,384,177
Carried Interest Allocated as a result of Changes in Fund Fair Value	1,740,661
Cash Proceeds Received	(1,220,551)
Balance at December 31, 2017	$2,904,287

Equity Method

Equity method investments include (i) certain investments in private equity funds, real assets funds and credit funds, which are not consolidated and (ii) certain investments in operating companies in which KKR is deemed to exert significant influence.

Under the equity method of accounting, KKR's share of earnings (losses) from equity method investments is reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Because the underlying investments of unconsolidated investment funds are reported at fair value, the carrying value of these equity method investments representing KKR's interests in unconsolidated funds approximates fair value. The carrying value of equity method investments in certain operating companies, which KKR is determined to exert significant influence, is generally determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR's respective ownership percentage, less distributions. In some cases, KKR has elected the fair value option to account for certain of these equity method investments. With respect to equity method investments where KKR has elected the fair value option, KKR's net income or loss associated with these investments predominantly represents fair value adjustments in the investments. Changes in estimated fair value are recorded in Net Gains (Losses) from Investment Activities in the consolidated statement of operations.

KKR evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the U.S. Securities and Exchange Commission (the "SEC"). As of and for the years ended December 31, 2017, 2016 and 2015, no individual equity method investment held by KKR met the significance criteria. As such, KKR is not required to present separate financial statements for any of its equity method investments.

Notes to Consolidated Financial Statements (Continued)

Investment in Marshall Wace

On November 2, 2015, KKR entered into a long-term strategic relationship with Marshall Wace LLP and its affiliates ("Marshall Wace") and acquired a 24.9% interest in Marshall Wace through a combination of cash and common units. Subject to the exercise of a put option by Marshall Wace or a call option by KKR, at subsequent closings to occur in the second, third and fourth years following the initial closing described above, and subject to satisfaction or waiver of certain closing conditions, including regulatory approvals, KKR may at each such closing subscribe (or be required to subscribe) for an incremental 5% equity interest, for ultimate aggregate ownership of up to 39.9% of Marshall Wace. The exercise of such options would require the use of cash and/or issuance of KKR common units. KKR's investment in Marshall Wace is accounted for using the equity method of accounting.

On November 30, 2017, KKR acquired an additional 5.0% interest in Marshall Wace after the exercise of one of the options agreed to between Marshall Wace and KKR. This acquisition was funded through a combination of cash and newly issued common units.

Summarized Financial Information

The following table shows summarized financial information relating to the statements of financial condition for KKR's equity method investments assuming 100% ownership as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Total Assets	$66,989,419	$46,607,136
Total Liabilities	$10,510,223	$4,368,696
Total Equity	$56,479,196	$42,238,440

The following table shows summarized financial information relating to the statements of operations for KKR's equity method investments assuming 100% ownership for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
Investment Related Revenues	$1,167,038	$1,195,404	$240,877
Other Revenues	3,002,987	1,201,693	623,714
Investment Related Expenses	482,336	464,616	53,081
Other Expenses	2,392,965	801,342	675,293
Net Realized and Unrealized Gain/(Loss) from Investments	9,217,912	3,625,293	(307,301)
Net Income (Loss)	$10,512,636	$4,756,432	$(171,084)

Notes to Consolidated Financial Statements (Continued)

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR's assets and liabilities by the fair value hierarchy. Carried interest and equity method investments for which the fair value option has not been elected have been excluded from the tables below.

Assets, at fair value:

	December 31, 2017
	Level I	Level II	Level III		Total
Private Equity	$1,043,390	$85,581	$2,172,290		$3,301,261
Credit	—	2,482,383	5,138,937		7,621,320
Investments of Consolidated CFEs	—	10,220,113	5,353,090		15,573,203
Real Assets	50,794	—	2,251,267		2,302,061
Equity Method	60,282	247,748	1,076,709		1,384,739
Other	864,872	134,404	1,760,011		2,759,287
Total	2,019,338	13,170,229	17,752,304		32,941,871

Foreign Exchange Contracts and Options	—	96,584	—		96,584
Other Derivatives	—	33,125	51,949	(1)	85,074
Total Assets	$2,019,338	$13,299,938	$17,804,253		$33,123,529

(1)
Includes derivative assets that were valued using a third-party valuation firm. The approach used to estimate the fair value of these derivative assets was generally the discounted cash flow method, which includes consideration of the current portfolio, projected portfolio construction, projected portfolio realizations, portfolio volatility (based on the volatility, correlation, and size of each underlying asset class), and the discounting of future cash flows to the reporting date.

	December 31, 2016
	Level I	Level II	Level III	Total
Private Equity	$1,240,108	$116,000	$1,559,559	$2,915,667
Credit	—	1,557,575	3,290,361	4,847,936
Investments of Consolidated CFEs	—	8,544,677	5,406,220	13,950,897
Real Assets	—	—	1,807,128	1,807,128
Equity Method	—	220,896	570,522	791,418
Other	994,677	12,715	1,767,573	2,774,965
Total	2,234,785	10,451,863	14,401,363	27,088,011

Foreign Exchange Contracts and Options	—	240,627	—	240,627
Other Derivatives	—	81,593	—	81,593
Total Assets	$2,234,785	$10,774,083	$14,401,363	$27,410,231

Notes to Consolidated Financial Statements (Continued)

Liabilities, at fair value:

	December 31, 2017
	Level I	Level II	Level III		Total
Securities Sold Short	$692,007	$—	$—		$692,007
Foreign Exchange Contracts and Options	—	260,948	—		260,948
Unfunded Revolver Commitments	—	—	17,629	(1)	17,629
Other Derivatives	—	27,581	41,800	(2)	69,381
Debt Obligations of Consolidated CFEs	—	10,347,980	5,238,236		15,586,216
Total Liabilities	$692,007	$10,636,509	$5,297,665		$16,626,181

	December 31, 2016
	Level I	Level II	Level III		Total
Securities Sold Short	$644,196	$3,038	$—		$647,234
Foreign Exchange Contracts and Options	—	75,218	—		75,218
Unfunded Revolver Commitments	—	9,023	—		9,023
Other Derivatives	—	44,015	56,000	(2)	100,015
Debt Obligations of Consolidated CFEs	—	8,563,547	5,294,741		13,858,288
Total Liabilities	$644,196	$8,694,841	$5,350,741		$14,689,778

(1)	These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(2)
Includes options issued in connection with the acquisition of the 24.9% equity interest in Marshall Wace in November 2015 and its affiliates to increase KKR's ownership interest to 39.9% in periodic increments from 2017 to 2019. The option is valued using a Monte-Carlo simulation valuation methodology. Key inputs used in this methodology that require estimates include Marshall Wace's dividend yield, assets under management volatility and equity volatility. See Note 4 "Investments."

Notes to Consolidated Financial Statements (Continued)

The following tables summarize changes in investments and debt obligations reported at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2017 and 2016, respectively:

	For the Year Ended December 31, 2017
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$1,559,559	$3,290,361	$5,406,220	$1,807,128	$570,522	$1,767,573	$14,401,363	$5,294,741
Transfers In/Out Due to Changes in Consolidation	—	(41,422)	—	45,639	—	—	4,217	—
Transfers In	—	—	—	—	—	3,511	3,511	—
Transfers Out	(14,532)	(16,671)	—	—	—	(1,496)	(32,699)	—
Asset Purchases / Debt Issuances	427,914	2,545,756	—	744,273	728,338	327,144	4,773,425	—
Sales / Paydowns	(175,676)	(1,224,468)	(45,562)	(528,617)	(291,326)	(262,953)	(2,528,602)	—
Settlements	—	134,561	—	—	—	—	134,561	(45,562)
Net Realized Gains (Losses)	6,846	(97,409)	—	(18,722)	21,865	(40,098)	(127,518)	—
Net Unrealized Gains (Losses)	368,179	518,049	(7,568)	201,566	47,310	(33,670)	1,093,866	(10,943)
Change in Other Comprehensive Income	—	30,180	—	—	—	—	30,180	—
Balance, End of Period	$2,172,290	$5,138,937	$5,353,090	$2,251,267	$1,076,709	$1,760,011	$17,752,304	$5,238,236

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$370,136	$424,099	$(7,568)	$147,940	$61,855	$(22,904)	$973,558	$(10,943)

	For the Year Ended December 31, 2016
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$18,903,538	$5,012,355	$—	$4,048,281	$891,606	$2,581,188	$31,436,968	$—
Transfers Out Due to Deconsolidation of Funds	(17,856,098)	(2,354,181)	—	(2,628,999)	—	(984,813)	(23,824,091)	—
Transfers In	—	47,536	4,343,829	—	—	180,508	4,571,873	4,272,081
Transfers Out	(104,000)	(7,482)	—	—	(311,270)	—	(422,752)	—
Asset Purchases / Debt Issuances	591,459	1,589,920	1,026,801	535,210	101,524	364,180	4,209,094	990,450
Sales / Paydowns	(111,018)	(973,370)	(32,286)	(387,593)	(78,088)	(162,989)	(1,745,344)	—
Settlements	—	128,299	—	—	—	—	128,299	(32,286)
Net Realized Gains (Losses)	(219,407)	(9,786)	—	87,512	3,830	(16,456)	(154,307)	—
Net Unrealized Gains (Losses)	355,085	(138,496)	67,876	152,717	(37,080)	(194,045)	206,057	64,496
Change in Other Comprehensive Income	—	(4,434)	—	—	—	—	(4,434)	—
Balance, End of Period	$1,559,559	$3,290,361	$5,406,220	$1,807,128	$570,522	$1,767,573	$14,401,363	$5,294,741

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$127,082	$(138,335)	$67,876	$180,543	$(31,130)	$(217,771)	$(11,735)	$64,496

Notes to Consolidated Financial Statements (Continued)

Total realized and unrealized gains and losses recorded for Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations.

The following table summarizes the fair value transfers between fair value levels for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017	2016
Assets, at fair value:
Transfers from Level I to Level II (1)	$53,416	$73,600
Transfers from Level II to Level I (4)	$33,634	$—
Transfers from Level II to Level III (2)	$3,511	$4,571,873
Transfers from Level III to Level II (3)	$16,671	$318,752
Transfers from Level III to Level I (4)	$16,028	$104,000

Liabilities, at fair value:
Transfers from Level II to Level III (5)	$—	$4,272,081

(1)	Transfers out of Level I into Level II are principally attributable to certain investments that are no longer valued using a publicly traded market price.

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

Notes to Consolidated Financial Statements (Continued)

The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments and debt obligations that are measured at fair value and categorized within Level III as of December 31, 2017:

	Fair Value December 31, 2017		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$2,172,290

Private Equity	$576,410		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.6%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	48.4%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	51.6%	50.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.4x	7.4x - 26.2x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.4x	5.7x - 19.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.1%	7.7% - 14.6%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.5x	4.8x - 15.1x	Increase

Growth Equity	$1,595,880		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	13.3%	10.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	24.5%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	9.0%	0.0% - 75.0%	(5)
				Weight Ascribed to Milestones	66.5%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	51.9%	30.0% - 80.0%	Increase
				Downside	21.4%	5.0% - 40.0%	Decrease
				Upside	26.7%	10.0% - 45.0%	Increase

Credit	$5,138,937		Yield Analysis	Yield	10.3%	3.2% - 36.6%	Decrease
				Net Leverage	4.7x	0.5x - 27.5x	Decrease
				EBITDA Multiple	11.8x	0.1x - 22.4x	Increase

Investments of Consolidated CFEs	$5,353,090	(9)
Debt Obligations of Consolidated CFEs	$5,238,236		Discounted cash flow	Yield	5.6%	2.2% - 29.3%	Decrease

Real Assets	$2,251,267	(10)

Energy	$1,152,627		Discounted cash flow	Weighted Average Cost of Capital	10.4%	9.4% - 17.5%	Decrease
				Average Price Per BOE (8)	$40.34	$26.50 - $42.05	Increase

Real Estate	$887,403		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	37.2%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	62.8%	0.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	5.8%	1.9% - 8.7%	Decrease
			Discounted cash flow	Unlevered Discount Rate	9.0%	4.5% - 20.0%	Decrease

Other	$1,760,011	(11)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.6%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	22.8%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	45.3%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	31.9%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.9x	0.1x - 15.1x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.1x	4.0x - 13.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	11.8%	8.5% - 21.2%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	6.7x	2.0x - 11.3x	Increase

Notes to Consolidated Financial Statements (Continued)

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

(10)
Includes one Infrastructure investment for $211.2 million that was valued using a discounted cash flow analysis. The significant inputs used included the weighted average cost of capital 7.6% and the enterprise value/LTM EBITDA Exit Multiple 12.0x.

(11)	Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit or investments of consolidated CFEs.

The table above excludes equity method investments, which KKR has elected the fair value option in the amount of $1,076.7 million, comprised primarily of (i) interests in partnerships that hold investments in private equity investments, (ii) interests in real estate joint ventures and (iii) direct interests in certain operating companies. These equity method investments were valued using Level III value methodologies which are generally the same as those shown for private equity and real estate investments.

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

Notes to Consolidated Financial Statements (Continued)

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31, 2017	December 31, 2016
Assets
Private Equity	$3,744	$96,721
Credit	4,381,519	1,392,525
Investments of Consolidated CFEs	15,573,203	13,950,897
Real Assets	343,820	247,376
Equity Method	1,384,739	791,418
Other	344,996	240,343
Total	$22,032,021	$16,719,280

Liabilities
Debt Obligations of Consolidated CFEs	$15,586,216	$13,858,288
Total	$15,586,216	$13,858,288

The following table presents the net realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected for the years ended December 31, 2017, 2016 and 2015, respectively:

	For the Years Ended December 31,
	2017		2016		2015
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Assets
Private Equity	$(1,386)	$38,791	$(245,014)	$238,600	$111,962	$86,419
Credit	(464,512)	78,282	(144,854)	48,922	(22,847)	(68,053)
Investments of Consolidated CFEs	(97,129)	352	(258,430)	444,142	(54,367)	(220,577)
Real Assets	13,112	44,136	8,835	4,159	(200,394)	213,171
Equity Method	18,883	(2,635)	3,830	(127,741)	7,703	(80,587)
Other	(32,217)	24,923	(10,361)	(19,386)	9,984	(20,691)
Total	$(563,249)	$183,849	$(645,994)	$588,696	$(147,959)	$(90,318)

Liabilities
Debt Obligations of Consolidated CFEs	83,146	11,768	325,548	(357,321)	—	(11,257)
Total	$83,146	$11,768	$325,548	$(357,321)	$—	$(11,257)

Notes to Consolidated Financial Statements (Continued)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the years ended December 31, 2017, 2016 and 2015, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	For the Years Ended December 31,
	2017	2016	2015
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$984,941	$287,072	$488,482

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	468,282,642	448,905,126	448,884,185
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$2.10	$0.64	$1.09

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	468,282,642	448,905,126	448,884,185
Weighted Average Unvested Common Units and Other Exchangeable Securities	38,006,329	34,525,922	33,815,009
Weighted Average Common Units Outstanding - Diluted	506,288,971	483,431,048	482,699,194
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$1.95	$0.59	$1.01

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

For the years ended December 31, 2017, 2016 and 2015, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted since the exchange of these units would not dilute KKR's respective ownership interests in the KKR Group Partnerships.

	For the Years Ended December 31,
	2017	2016	2015
Weighted Average KKR Holdings Units Outstanding	344,422,095	357,873,788	368,399,872

Additionally, for the year ended December 31, 2017, 5.0 million KKR common units subject to a market-price based vesting condition ("Market Condition Awards") were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted since the vesting conditions have not been satisfied. See Note 12 "Equity Based Compensation."

Notes to Consolidated Financial Statements (Continued)

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	December 31, 2017	December 31, 2016
Unsettled Investment Sales (1)	$134,781	$144,600
Receivables	138,109	49,279
Due from Broker (2)	682,403	1,084,602
Oil & Gas Assets, net (3)	252,371	276,694
Deferred Tax Assets, net	131,944	286,948
Interest Receivable	189,785	158,511
Fixed Assets, net (4)	364,203	283,262
Foreign Exchange Contracts and Options (5)	96,584	240,627
Intangible Assets, net (6)	129,178	135,024
Goodwill (6)	83,500	89,000
Derivative Assets	85,074	81,593
Deferred Transaction Related Expenses	54,328	17,688
Prepaid Taxes	83,371	46,996
Prepaid Expenses	25,677	17,761
Deferred Financing Costs	7,534	10,507
Other	72,233	73,773
Total	$2,531,075	$2,996,865

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization amounted to $24.7 million and $38.9 million for the years ended December 31, 2017 and 2016, respectively. Whenever events or changes in circumstances indicate that the carrying amounts of such oil and natural gas properties may not be recoverable, KKR evaluates its proved and unproved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis. For the year ended December 31, 2017, there was no impairment charge. For the years ended December 31, 2016 and 2015, KKR recorded impairment charges totaling approximately $6.2 million and $54.0 million, respectively, to write down certain of its oil and natural gas properties. The impairment charge is recorded in General, Administrative and Other in the consolidated statements of operations.

(4)
Net of accumulated depreciation and amortization of $156,859 and $141,911 as of December 31, 2017 and December 31, 2016, respectively. Depreciation and amortization expense of $15,329, $16,045 and $15,418 for the years ended December 31, 2017, 2016 and 2015, respectively, is included in General, Administrative and Other in the accompanying consolidated statements of operations.

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

(6)	See Note 16 "Goodwill and Intangible Assets."

Notes to Consolidated Financial Statements (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2017	December 31, 2016
Amounts Payable to Carry Pool (1)	$1,220,559	$987,994
Unsettled Investment Purchases (2)	885,945	722,076
Securities Sold Short (3)	692,007	647,234
Derivative Liabilities	69,381	100,015
Accrued Compensation and Benefits	35,953	20,764
Interest Payable	168,673	114,894
Foreign Exchange Contracts and Options (4)	260,948	75,218
Accounts Payable and Accrued Expenses	152,916	114,854
Deferred Rent	17,441	17,503
Taxes Payable	35,933	12,514
Uncertain Tax Positions Reserve	58,369	51,964
Redemptions Payable	—	4,021
Due to Broker (5)	—	83,206
Other Liabilities	56,125	29,003
Total	$3,654,250	$2,981,260

(1)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

(5)	Represents amounts owed for securities transactions initiated at clearing brokers.

Notes to Consolidated Financial Statements (Continued)

9. VARIABLE INTEREST ENTITIES

Consolidated VIEs

KKR consolidates certain VIEs in which it is determined that KKR is the primary beneficiary as described in Note 2 "Summary of Significant Accounting Policies" and which are predominately CFEs and certain investment funds. The primary purpose of these VIEs is to provide strategy specific investment opportunities to earn capital gains, current income or both in exchange for management and performance based fees or carried interest. KKR's investment strategies for these VIEs differ by product; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR does not provide performance guarantees and has no other financial obligation to provide funding to these consolidated VIEs, beyond amounts previously committed, if any.

Unconsolidated VIEs

KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated include certain investment funds sponsored by KKR and certain CLO vehicles.

Investments in Unconsolidated Investment Funds

KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest, which was approximately $4.4 billion at December 31, 2017. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of December 31, 2017, KKR's commitments to these unconsolidated investment funds was $1.9 billion. KKR has not provided any financial support other than its obligated amount as of December 31, 2017.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR's investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the consolidated statements of financial condition. KKR earns management fees, including subordinated collateral management fees, for managing the collateral of the CLO vehicles. As of December 31, 2017, combined assets under management in the pools of unconsolidated CLO vehicles were $0.7 billion. KKR's maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $27.5 million as of December 31, 2017. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

As of December 31, 2017 and 2016, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	December 31, 2017	December 31, 2016
Investments	$4,417,003	$3,632,162
Due from (to) Affiliates, net	176,131	(60,604)
Maximum Exposure to Loss	$4,593,134	$3,571,558

Notes to Consolidated Financial Statements (Continued)

10. DEBT OBLIGATIONS

KKR borrows and enters into credit agreements and issues debt for its general operating and investment purposes. Additionally, certain of KKR's consolidated investment funds borrow to meet financing needs of their operating and investing activities. KKR consolidates and reports KFN's debt obligations which are non-recourse to KKR beyond the assets of KFN.

Fund financing facilities have been established for the benefit of certain investment funds. When an investment fund borrows from the facility in which it participates, the proceeds from the borrowings are limited for their intended use by the borrowing investment fund. KKR's obligations with respect to these financing arrangements are generally limited to KKR's pro rata equity interest in such funds.

In addition, certain consolidated CFE vehicles issue debt securities to third-party investors which are collateralized by assets held by the CFE vehicle. Debt securities issued by CFEs are supported solely by the assets held at the CFEs and are not collateralized by assets of any other KKR entity. CFEs also may have warehouse facilities with banks to provide liquidity to the CFE. The CFE's debt obligations are non-recourse to KKR beyond the assets of the CFE.

KKR's borrowings consisted of the following:

	December 31, 2017				December 31, 2016
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	487,656	—	—		500,000	—	—
KCM Short-Term Credit Agreement	750,000	—	—		—	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (1)	—	498,390	549,000	(10)	—	497,804	562,960	(10)
KKR Issued 5.500% Notes Due 2043 (2)	—	491,496	580,000	(10)	—	491,158	502,800	(10)
KKR Issued 5.125% Notes Due 2044 (3)	—	990,375	1,107,100	(10)	—	990,009	955,240	(10)
KFN Issued 5.500% Notes Due 2032 (4)	—	493,129	505,235		—	—	—
KFN Issued 7.500% Notes Due 2042 (5)	—	—	—		—	123,008	116,699	(11)
KFN Issued Junior Subordinated Notes (6)	—	236,038	201,828		—	250,154	210,084
Other Consolidated Debt Obligations:
Fund Financing Facilities and Other (7)	2,056,096	2,898,215	2,898,215	(12)	2,039,532	2,333,654	2,333,654	(12)
CLO Senior Secured Notes (8)	—	10,055,686	10,055,686		—	8,279,812	8,279,812
CLO Subordinated Notes (8)	—	292,294	292,294		—	283,735	283,735
CMBS Debt Obligations (9)	—	5,238,236	5,238,236		—	5,294,741	5,294,741
	$4,293,752	$21,193,859	$21,427,594		$3,539,532	$18,544,075	$18,539,725

(1)
$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $1.0 million and $1.4 million as of December 31, 2017 and 2016, respectively.

(2)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $3.7 million and $3.9 million as of December 31, 2017 and 2016, respectively.

(3)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of i) unamortized note discount (net of premium) and ii) unamortized debt issuance costs of $8.3 million and $8.6 million as of December 31, 2017 and 2016, respectively.

(4)
KKR consolidates KFN and thus reports KFN's outstanding $500.0 million aggregate principal amount of 5.500% senior notes due 2032. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $4.7 million as of December 31, 2017. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(5)
KKR consolidates KFN and thus reports KFN's outstanding $115.0 million aggregate principal amount of 7.500% senior notes due 2042. These senior notes were redeemed in April 2017. Borrowing outstanding is presented net of unamortized note premium as of December 31, 2016.

(6)
KKR consolidates KFN and thus reports KFN's outstanding $264.8 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 3.8% and the weighted average years to maturity is 19.0 years as of December 31, 2017. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

Notes to Consolidated Financial Statements (Continued)

(7)
Certain of KKR's consolidated investment funds have entered into financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners. The weighted average interest rate is 4.2% and 2.4% as of December 31, 2017 and 2016, respectively. In addition, the weighted average years to maturity is 3.6 years and 2.4 years as of December 31, 2017 and 2016, respectively.

(8)	CLO debt obligations are carried at fair value and are classified as Level II within the fair value hierarchy. See Note 5 "Fair Value Measurements."

(9)	CMBS debt obligations are carried at fair value and are classified as Level III within the fair value hierarchy. See Note 5 "Fair Value Measurements."

(10)	The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.

(11)	The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.

(12)	Carrying value approximates fair value given the fund financing facilities' interest rates are variable.

Revolving Credit Facilities

Corporate Credit Agreement
On October 22, 2014, Kohlberg Kravis Roberts & Co. L.P. and the KKR Group Partnerships, as borrowers, entered into a credit agreement with certain lending institutions and HSBC Bank USA, National Association, as Administrative Agent (the "Corporate Credit Agreement"). The Corporate Credit Agreement provides the borrowers with a senior unsecured multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion, with the option to request an increase in the facility amount of up to an additional $250 million, for an aggregate principal amount of $1.25 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The credit facility is a five‑year facility, scheduled to mature on October 22, 2019, with the borrowers' option to extend the maturity date, subject to the consent of the applicable lenders, and the borrowers may prepay, terminate or reduce the commitments under the credit facility at any time without penalty. Interest on borrowings under the credit facility are based on either London Interbank Offered Rate ("LIBOR") or Alternate Base Rate ("ABR"), with the applicable margin (per annum in excess of LIBOR or the ABR) based on a corporate ratings‑based pricing grid ranging from 69 basis points to 120 basis points (for LIBOR borrowings). Borrowings under the credit facility are guaranteed by KKR & Co. L.P. and any other entity (other than the borrowers) that guarantees the 2020 Senior Notes, 2043 Senior Notes or the 2044 Senior Notes (each as defined below).
For the years ended December 31, 2017 and 2016, no amounts were borrowed under the credit facility.
KCM Credit Agreement

KKR Capital Markets maintains a revolving credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business. This financial institution also holds an ownership interest in our capital markets business. The KCM Credit Agreement provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit.

On March 30, 2016, the KCM Credit Agreement was amended to extend the maturity date from March 30, 2017 to March 30, 2021. If a borrowing is made on the KCM Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the loan is a Eurocurrency loan, it will be based on LIBOR plus the applicable margin which ranges initially between 1.25% and 2.50%, depending on the amount and nature of the loan. If the loan is an ABR Loan, it will be based on the prime rate plus the applicable margin which ranges initially between 0.25% and 1.50% depending on the amount and nature of the loan. Borrowings under this facility may only be used for KKR's capital markets business, and its only obligors are entities involved in KKR's capital markets business, and its liabilities are non-recourse to other parts of KKR's business.

For the year ended December 31, 2017, $847.0 million was borrowed and repaid under the credit facility. As of December 31, 2017, no amounts were drawn under the KCM Credit Agreement, but a letter of credit was outstanding in the amount of $12.3 million which reduces the overall capacity of the KCM Credit Agreement. For the year ended December 31, 2016, $848.0 million was borrowed and repaid under the credit facility.

Notes to Consolidated Financial Statements (Continued)

KCM Short-Term Credit Agreement

On June 29, 2017, KKR Capital Markets entered into a 364-day revolving credit agreement (the "KCM Short-Term Credit Agreement") with the same financial institution that provides the KCM Credit Agreement. The KCM Short-Term Credit Agreement provides for revolving borrowings of up to $750 million, expires on June 28, 2018, and ranks pari passu with the KCM Credit Agreement.

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

Borrowings under the KCM Short-Term Credit Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR's capital markets business. Obligations under the KCM Short-Term Credit Agreement are limited solely to entities involved in KKR's capital markets business, and liabilities under the KCM Short-Term Credit Agreement are non-recourse to other parts of KKR.

For the year ended December 31, 2017, $635 million was borrowed and repaid under the KCM Short-Term Credit Agreement.

Notes Issuances and Redemptions

KKR Issued 6.375% Notes Due 2020
On September 29, 2010, KKR Group Finance Co. LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 6.375% Senior Notes due 2020 (the "2020 Senior Notes"), which were issued at a price of 99.584%. The 2020 Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance Co. LLC and will mature on September 29, 2020, unless earlier redeemed or repurchased. The 2020 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.
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
KKR Issued 5.500% Notes Due 2043
On February 1, 2013, KKR Group Finance Co. II LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 5.50% Senior Notes due 2043 (the "2043 Senior Notes"), which were issued at a price of 98.856%. The 2043 Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance Co. II LLC and will mature on February 1, 2043, unless earlier redeemed or repurchased. The 2043 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.
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
KFN Issued 5.500% Notes Due 2032

On March 30, 2017, KFN issued $375.0 million aggregate principal amount of 5.500% Senior Notes due 2032 (the "KFN 2032 Senior Notes"), resulting in net proceeds to KFN of $368.6 million. The KFN 2032 Senior Notes are unsecured and unsubordinated obligations of KFN and will mature on March 30, 2032, unless earlier redeemed or repurchased. The KFN 2032 Senior Notes bear interest at a rate of 5.500% per annum, accruing from March 30, 2017. Interest is payable semi-annually in arrears on March 30 and September 30 of each year.
The indenture, as supplemented by a first supplemental indenture, relating to the KFN 2032 Senior Notes includes covenants, including (i) limitations on KFN's ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of certain of its subsidiaries or merge, consolidate or sell, transfer or lease assets, (ii) requirements that KFN maintain a minimum Consolidated Net Worth (as defined in the indenture) and (iii) requirements that KFN maintain a minimum Cash and Liquid Investments (as defined in the indenture). The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal

Notes to Consolidated Financial Statements (Continued)

amount of the outstanding KFN 2032 Senior Notes may declare the KFN 2032 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the KFN 2032 Senior Notes and any accrued and unpaid interest on the KFN 2032 Senior Notes automatically becomes due and payable.
Beginning on March 30, 2022, KFN may redeem the KFN 2032 Senior Notes in whole, but not in part, at KFN's option, at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. At any time prior to March 30, 2022, KFN may redeem the KFN 2032 Senior Notes in whole, but not in part, at KFN's option at any time, at a "make-whole" redemption price set forth in the KFN 2032 Senior Notes. If a change of control occurs, the KFN 2032 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the KFN 2032 Senior Notes repurchased plus any accrued and unpaid interest on the KFN 2032 Senior Notes repurchased to, but not including, the date of repurchase.
On November 17, 2017, KFN issued an additional $125.0 million aggregate principal amount of the KFN 2032 Senior Notes, resulting in the total outstanding aggregate principal amount of $500.0 million. The additional KFN 2032 Senior Notes, which were issued under the indenture related to the existing KFN 2032 Senior Notes as supplemented by a second supplemental indenture, constitute a further issuance of and are part of the same series as the KFN 2032 Senior Notes first issued on March 30, 2017.
KFN Issued 7.500% Notes Due 2042

On April 24, 2017, KFN redeemed all of its outstanding 7.500% Senior Notes due 2042 (the "KFN 2042 Senior Notes") for cash, in accordance with the optional redemption provisions provided in the indenture governing the KFN 2042 Senior Notes. The redemption price was equal to 100% of the $115.0 million principal amount of the KFN 2042 Senior Notes plus unpaid interest accrued thereon to, but excluding, the redemption date, in accordance with the terms of the KFN 2042 Senior Notes.

KFN Issued Junior Subordinated Notes
KFN also established six 30‑year trusts between 2006 and 2007 for the sole purpose of issuing trust preferred securities. These trusts issued preferred securities to unaffiliated investors and common securities to KFN. The combined proceeds were invested by the trusts in junior subordinated notes issued by KFN. The junior subordinated notes are the sole assets of trusts and mature between 2036 and 2037. Interest is payable on the junior subordinated notes quarterly and based on the associated trust ranges from between LIBOR plus 2.25% and LIBOR plus 2.65%. KFN may redeem the junior subordinated notes, in whole or in part, at any time, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. As of December 31, 2017, the aggregate outstanding principal amount of the junior subordinated notes was approximately $264.8 million.
Other Consolidated Debt Obligations

Fund Financing Facilities
Certain of KKR's investment funds have entered into financing arrangements with financial institutions, generally to provide liquidity to such investment funds. These financing arrangements are generally not direct obligations of the general partners of KKR's investment funds or its management companies. Such borrowings have varying maturities and bear interest at floating rates. Borrowings are generally secured by the investment purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective fund. When an investment vehicle borrows, the proceeds are available only for use by that investment vehicle and are not available for the benefit of other investment vehicles or KKR. Collateral within each investment vehicle is also available only against borrowings by that investment vehicle and not against the borrowings of other investment vehicles or KKR.

For the years ended December 31, 2017 and 2016, $6.9 billion was borrowed and $4.6 billion was repaid and $3.4 billion was borrowed and $3.4 billion was repaid, respectively.

Notes to Consolidated Financial Statements (Continued)

Debt Obligations of Consolidated CFEs

As of December 31, 2017, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$10,055,686	2.7%	11.8
Subordinated Notes of Consolidated CLOs	292,294	(1)	12.2
Debt Obligations of Consolidated CMBS Vehicles	5,238,236	4.3%	26.7
	$15,586,216

(1)
The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of December 31, 2017, the fair value of the consolidated CFE assets was $17.2 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

As part of KKR's borrowing arrangements, KKR is subject to certain financial and operating covenants. KKR was in compliance with all of its debt covenants in all material respects as of December 31, 2017.
Scheduled principal payments for debt obligations at December 31, 2017 are as follows:

	Revolving Credit Facilities	Notes Issued	Other Consolidated Debt Obligations	Total
2018	$—	$—	$962,910	$962,910
2019 ‑ 2020	—	500,000	2,174,242	2,674,242
2021 ‑ 2022	—	—	476,262	476,262
2023 and thereafter	—	2,264,800	15,056,468	17,321,268
	$—	$2,764,800	$18,669,882	$21,434,682

Notes to Consolidated Financial Statements (Continued)

11. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2017		2016	2015
Current
Federal Income Tax	$(34,611)		$(3,440)	$27,978
State and Local Income Tax	5,229		(443)	6,320
Foreign Income Tax	79,371	(1)	38,052	42,036
Subtotal	49,989		34,169	76,334
Deferred
Federal Income Tax	178,449		(15,032)	(19,133)
State and Local Income Tax	(424)		1,348	8,264
Foreign Income Tax	(3,688)	(1)	4,076	1,171
Subtotal	174,337		(9,608)	(9,698)
Total Income Taxes	$224,326		$24,561	$66,636

(1)	The foreign income tax provision was calculated on $171.6 million of pre-tax income generated in foreign jurisdictions.

The 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a modified worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the 2017 Tax Act in its year end income tax provision in accordance with its understanding of the 2017 Tax Act and guidance available as of the date of this filing. As a result, KKR has recorded $97.9 million as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount that is related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $96.4 million. The provisional amount that is related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings is $3.1 million based on cumulative foreign earnings of $20.1 million. This amount is offset by the reversal of a deferred tax liability for unremitted foreign earnings and profits valued at $1.6 million.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, the Company has determined that the $96.4 million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $1.5 million of expense, net of the reversal of the deferred tax liability related to unremitted foreign earnings, recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete.

Notes to Consolidated Financial Statements (Continued)

The following table reconciles the U.S. Federal Statutory Tax Rate to the Effective Income Tax Rate:

	For the Years Ended December 31,
	2017	2016	2015
Statutory U.S. Federal Income Tax Rate	35.00%	35.00%	35.00%
Income not attributable to KKR Management Holdings Corp. (1)	(38.64)%	(42.68)%	(36.04)%
Foreign Income Taxes	2.62%	4.32%	0.81%
State and Local Income Taxes	0.05%	0.05%	0.21%
Compensation Charges Borne by KKR Holdings	6.29%	8.20%	1.92%
Change in Valuation Allowance	0.00%	(1.03)%	0.29%
Impact of 2017 Tax Act	3.52%	0.00%	0.00%
Other	(0.78)%	(1.34)%	(0.94)%
Effective Income Tax Rate	8.06%	2.52%	1.25%

(1)
Represents primarily income attributable to (i) redeemable noncontrolling interests, (ii) noncontrolling interests and appropriated capital and (iii) investment income of certain entities and net carried interest of certain general partners of KKR investment funds that are not directly or indirectly owned by KKR Management Holdings L.P.

The effective tax rate for 2017 was 8.06%, compared to 2.52% in 2016, an increase of 5.54%, which was impacted by several factors. The 2017 Tax Act was enacted on December 22, 2017, and as a result of the remeasurement of our deferred tax asset and the estimate of the one-time transition tax on unremitted earnings, our effective tax rate increased by 3.52%. Additionally, due to increased fee revenue at KKR Management Holdings Corp., a greater percentage of KKR's overall income was subject to U.S. federal and state tax than in prior years, increasing our effective tax rate by approximately 4.04% compared to 2016.

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31, 2017 (3)	December 31, 2016
Deferred Tax Assets
Fund Management Fees	$51,662	$59,963
Equity Based Compensation	19,749	30,094
KKR Holdings Unit Exchanges (1)	93,229	156,624
Depreciation and Amortization	13,421	24,919
Federal Foreign Tax Credit	15,028	15,028
Interest Limitation Carryforward (2)	—	13,494
Net Operating Loss Carryforwards	4,346	33,867
Other	5,875	12,599
Total Deferred Tax Assets before Valuation Allowance	203,310	346,588
Valuation Allowance	(11,872)	(9,768)
Total Deferred Tax Assets	191,438	336,820
Deferred Tax Liabilities
Investment Basis Differences / Net Unrealized Gains	59,494	49,872
Total Deferred Tax Liabilities	59,494	49,872
Total Deferred Taxes, Net	$131,944	$286,948

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

Notes to Consolidated Financial Statements (Continued)

within Due to Affiliates in the consolidated statements of financial condition. The net impact of these adjustments was recorded as an adjustment to equity at the time of the exchanges.
(2) Represents interest expense limitations under IRC Section 163(j) (as existing prior to the 2017 Tax Act), which has an indefinite carryforward.
(3) A provisional adjustment in the amount of $97.9 million was recorded to adjust our U.S. federal deferred income tax assets and liabilities as of December 31, 2017 in order to reflect the impact of the 2017 Tax Act. A majority of this charge was due to the reduction in the U.S. statutory corporate tax rate from 35% to 21%.

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
As of December 31, 2017, KKR has a U.S. federal income tax net operating loss ("NOL") carryforward of $106.8 million and a cumulative state and local NOL carryforward of $14.3 million that will begin to expire in 2036. KKR intends to carry back its U.S. federal NOL to past years during 2018, and is reflecting the estimated refund amount related to the carryback within other assets as a prepaid tax. In addition, KKR has U.S. federal foreign tax credit ("FTC") carryforwards of $15.0 million as of December 31, 2017. The FTC carryforwards are related to taxes paid in foreign jurisdictions, which if not utilized, will begin to expire in 2024. KKR has determined that a portion of the FTC carryforwards will not ultimately be realized due to U.S. federal limitations on FTC utilization. Therefore, KKR has established a valuation allowance of $11.9 million as of December 31, 2017 against the deferred tax asset. For all other deferred tax assets, including net operating loss carryforwards, KKR has determined that it is more likely than not that they will be realized and that a valuation allowance is not needed as of December 31, 2017.
KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2017, the U.S. federal, state and local tax returns of KKR and its predecessor entities for the years 2011 through 2016 are open under general statute of limitations provisions and therefore subject to examination.
At December 31, 2017, 2016 and 2015, KKR's unrecognized tax benefits, excluding related interest and penalties, were:

	For the Years Ended December 31,
	2017	2016	2015
Unrecognized Tax Benefits, beginning of period	$43,996	$22,792	$7,180
Gross increases in tax positions in prior periods	—	—	—
Gross decreases in tax positions in prior periods	—	(1,351)	(116)
Gross increases in tax positions in current period	4,406	22,810	15,959
Lapse of statute of limitations	(232)	(255)	(231)
Unrecognized Tax Benefits, end of period	$48,170	$43,996	$22,792
If the above tax benefits were recognized it would reduce the annual effective income tax rate. KKR believes that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date.
The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expenses and Other Liabilities. KKR recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits, KKR accrued penalties of $0.1 million and interest of $2.2 million during 2017 and in total, as of December 31, 2017, recognized a liability for penalties of $2.3 million and interest of $7.9 million. During 2016, penalties of $0.6 million and interest of $1.2 million were accrued and in total, as of December 31, 2016, recognized a liability for penalties of $2.3 million and interest of $5.7 million.

Notes to Consolidated Financial Statements (Continued)

12. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the years ended December 31, 2017, 2016 and 2015, respectively.

	For the Years Ended December 31,
	2017	2016	2015
Equity Incentive Plan Units	$204,308	$186,227	$186,346
KKR Holdings Principal Awards	143,204	44,837	6,726
Other Exchangeable Securities	—	12,091	16,119
KKR Holdings Restricted Equity Units	—	—	132
Total (1)	$347,512	$243,155	$209,323

(1)
Includes $11,214 of equity based charges for the year ended December 31, 2017 related to employees of equity method investees. Such amounts are included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

Equity Incentive Plan

Under the Equity Incentive Plan, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. L.P. common units. Vested awards under the Equity Incentive Plan dilute KKR & Co. L.P. common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. Equity awards have been granted under the Equity Incentive Plan and are generally subject to service-based vesting, typically over a three to five year period from the date of grant. In certain cases, these awards are subject to transfer restrictions and/or minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these awards are also subject to minimum retained ownership rules requiring the award recipient to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested awards that have the minimum retained ownership requirement.

Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. L.P. common units on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested units. Beginning with the financial results reported for the first quarter of 2017, KKR has made equal quarterly distributions to common unitholders of $0.17 per common unit per quarter or $0.68 per year. Therefore, for units granted on or after January 1, 2017, the discount for lack of participation rights in the expected distributions on unvested units was based on the $0.68 annual distribution. KKR has made equal quarterly distributions to holders of its common units of $0.16 per common unit per quarter or $0.64 per year in respect of financial results reported for the first quarter of 2016 through the fourth quarter of 2016. Accordingly, for units granted subsequent to December 31, 2015 but before January 1, 2017, the discount for the lack of participation rights in the expected distributions on unvested units was based on the $0.64 annual distribution. The discount range for awards granted prior to December 31, 2015 was based on management's estimates of future distributions that the unvested equity awards would not be entitled to receive between the grant date and the vesting date which ranged from 8% to 56%.

Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 7% annually based upon expected turnover by class of recipient.

Notes to Consolidated Financial Statements (Continued)

Market Condition Awards

On November 2, 2017, KKR's Co-Presidents and Co-Chief Operating Officers were each granted 2.5 million KKR common units subject to a market-price based vesting condition ("Market Condition Awards"). These units were granted under the Equity Incentive Plan. All of such units will vest upon the market price of KKR common units reaching and maintaining a closing market price of $40 per unit for 10 consecutive trading days on or prior to December 31, 2022, subject to the employee's continued service to the time of such vesting. If the $40 price target is not achieved by the close of business on December 31, 2022, the unvested Market Condition Awards will be automatically canceled and forfeited. These Market Condition Awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting. Due to the existence of the market condition, the vesting period for the Market Condition Awards is not explicit, and as such, compensation expense will be recognized over the period derived from the valuation technique used to estimate the grant-date fair value of the award (the "Derived Vesting Period").

The fair value of the Market Condition Awards at the date of grant was $4.02 per unit based on a Monte-Carlo simulation valuation model due to the existence of the market condition described above. Below is a summary of the significant assumptions used to estimate the grant date fair value of the Market Condition Awards.

Closing KKR unit price as of valuation date	$19.90
Risk Free Rate	2.02%
Volatility	25.00%
Dividend Yield	3.42%
Expected Cost of Equity	11.02%

In addition, the grant date fair value assumes that holders of the Market Condition Awards will not participate in distributions until such awards have met their vesting requirements.

Compensation expense is recognized over the Derived Vesting Period, which was estimated to be 3 years from the date of grant, on a straight-line basis.
As of December 31, 2017, there was approximately $19.0 million of estimated unrecognized compensation expense related to unvested Market Condition Awards and such awards did not meet their market-price based vesting condition.

As of December 31, 2017, there was approximately $538.1 million of total estimated unrecognized expense related to unvested awards, including Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2018	227.5
2019	163.9
2020	103.0
2021	33.6
2022	9.2
2023	0.9
Total	$538.1

Notes to Consolidated Financial Statements (Continued)

A summary of the status of unvested awards granted under the Equity Incentive Plan, excluding Market Condition Awards as described above, from January 1, 2017 through December 31, 2017 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	37,498,333	$13.85
Granted	24,209,434	16.45
Vested	(12,077,165)	14.79
Forfeitures and Other	(3,207,869)	13.52
Balance, December 31, 2017	46,422,733	$14.98

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.6 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
April 1, 2018	10,477,750
October 1, 2018	5,810,795
April 1, 2019	9,523,248
October 1, 2019	4,385,817
April 1, 2020	6,588,617
October 1, 2020	3,297,528
April 1, 2021	3,309,863
October 1, 2021	1,830,239
April 1, 2022	116,532
October 1, 2022	991,172
October 1, 2023	91,172
46,422,733

KKR Holdings Awards

KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common units of KKR & Co. L.P. on a one-for one basis. As of December 31, 2017 and 2016, KKR Holdings owned approximately 40.9% or 335,971,334 units and 43.9% or 353,757,398 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested.

Because KKR Holdings is a partnership, all of the 335,971,334 KKR Holdings units have been legally allocated, but the allocation of 199,929 of these units has not been communicated to each respective principal and the final allocation and terms of vesting for these units are subject to change and the exercise of judgment by the general partner of KKR Holdings. It was therefore determined that the grant date and service inception date had not occurred and these units do not yet meet the criteria for recognition of compensation expense.

The fair value of awards granted out of KKR Holdings is generally based on the closing price of KKR & Co. L.P. common units on the date of grant. KKR determined this to be the best evidence of fair value as a KKR & Co. L.P. common unit is traded in an active market and has an observable market price. Additionally, a KKR Holdings unit is an instrument with terms and conditions similar to those of a KKR & Co. L.P. common unit. Specifically, units in both KKR Holdings and KKR & Co. L.P. represent ownership interests in KKR Group Partnership Units and, subject to any vesting, minimum retained ownership

Notes to Consolidated Financial Statements (Continued)

requirements and transfer restrictions, each KKR Holdings unit is exchangeable into a KKR Group Partnership Unit and then into a KKR & Co. L.P. common unit on a one-for-one basis.

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

Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 7% annually based on expected turnover by class of recipient.

As of December 31, 2017, there was approximately $358.4 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2018	$101.5
2019	96.2
2020	88.1
2021	47.4
2022	25.2
Total	$358.4

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2017 through December 31, 2017 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	28,245,886	$12.10
Granted	14,700,000	17.64
Vested	(6,062,425)	13.87
Forfeitures and Other	(6,034,878)	11.94
Balance, December 31, 2017	30,848,583	$14.42

The weighted average remaining vesting period over which unvested awards are expected to vest is 2.4 years.

Notes to Consolidated Financial Statements (Continued)

A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
April 1, 2018	574,590
May 1, 2018	3,805,000
October 1, 2018	1,970,000
April 1, 2019	229,514
May 1, 2019	3,805,000
October 1, 2019	2,455,000
April 1, 2020	124,479
May 1, 2020	3,805,000
October 1, 2020	2,940,000
May 1, 2021	3,805,000
October 1, 2021	3,425,000
October 1, 2022	3,910,000
30,848,583

Other Exchangeable Securities

As of October 1, 2016, all equity securities of a subsidiary of a KKR Group Partnership and of KKR & Co. L.P. both of which are exchangeable into common units of KKR & Co. L.P. on a one-for-one basis issued in connection with the acquisition of Avoca ("Other Exchangeable Securities") have either vested or were forfeited, and there is no unrecognized expense associated with Other Exchangeable Securities as of December 31, 2017.

Notes to Consolidated Financial Statements (Continued)

13. RELATED PARTY TRANSACTIONS

Due from Affiliates consists of:

	December 31, 2017	December 31, 2016
Amounts due from portfolio companies	$129,594	$66,940
Amounts due from unconsolidated investment funds	415,907	170,219
Amounts due from related entities	8,848	13,293
Due from Affiliates	$554,349	$250,452

Due to Affiliates consists of:

	December 31, 2017	December 31, 2016
Amounts due to KKR Holdings in connection with the tax receivable agreement	$84,034	$128,091
Amounts due to unconsolidated investment funds	239,776	231,388
Due to Affiliates	$323,810	$359,479

Tax Receivable Agreement
KKR and certain intermediate holding companies that are taxable corporations for U.S. federal, state and local income tax purposes, may be required to acquire KKR Group Partnership Units from time to time pursuant to the exchange agreement with KKR Holdings. KKR Management Holdings L.P. made an election under Section 754 of the Internal Revenue Code of 1986, as amended, that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for common units occurs, which may result in an increase in KKR's intermediate holding companies' share of the tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in KKR's intermediate holding companies' share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in KKR's business that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax KKR's intermediate holding companies would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
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

Notes to Consolidated Financial Statements (Continued)

As a result of the 2017 Tax Act, which lowered the federal corporate tax rate from 35% to 21%, expected future cash savings generated as a result of KKR Holdings exchanges are expected to decrease. Accordingly, KKR has decreased the liability associated with the tax receivable agreement to reflect lower future payments to individuals who exchanged KKR Holdings units for KKR common units. The amount of this reduction was $67.2 million and is included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

For the year ended December 31, 2017, no cash payments have been made under the tax receivable agreement. For the years ended December 31, 2016 and 2015, cash payments that have been made under the tax receivable agreement were $5.0 million and $5.7 million, respectively. KKR expects its intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of December 31, 2017, $4.2 million of cumulative income tax savings have been realized.

Discretionary Investments
Certain of KKR's current and former employees and other qualifying personnel are permitted to invest, and have invested, their own capital in KKR's funds, in side-by-side investments with these funds and the firm, as well as in funds managed by its strategic manager partnerships. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or the firm, except that the side-by-side investments do not subject the investor to management fees or a carried interest. The cash contributed by these individuals aggregated $505.1 million, $328.3 million and $434.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Aircraft and Other Services
Certain of the senior employees own aircraft that KKR uses for business purposes in the ordinary course of its operations. These senior employees paid for the purchase of these aircraft with personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $3.9 million, $5.1 million and $4.4 million for the use of these aircraft for the years ended December 31, 2017, 2016 and 2015, respectively.
Facilities
Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior employees who are not executive officers of KKR, are partners in a real-estate based partnership that maintains an ownership interest in KKR's Menlo Park location. Payments made to this partnership were $7.6 million, $7.4 million and $7.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Private Markets

Through KKR's Private Markets segment, KKR manages and sponsors private equity funds and co-investment vehicles, which invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. KKR also manages and sponsors investment funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate.

Public Markets

KKR operates and reports its combined credit and hedge funds businesses through the Public Markets segment. KKR's credit business invests capital in leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and alternative credit strategies including special situations and private credit opportunities, such as direct lending and private opportunistic credit investment strategies. KKR's hedge funds business consists of strategic manager partnerships with third-party hedge fund managers in which KKR owns a minority stake.

Capital Markets

KKR's capital markets business supports the firm, portfolio companies, and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings and providing other types of capital markets services.

Principal Activities

Through KKR's Principal Activities segment, KKR manages the firm's assets and deploy capital to support and grow its businesses.

KKR's Principal Activities segment uses its balance sheet assets to support KKR's investment management and capital markets businesses, including to make capital commitments as general partner to its funds, to seed new businesses or investments for new funds or to bridge capital selectively for its funds' investments.

The Principal Activities segment also provides the required capital to fund the various commitments of KKR's Capital Markets business or to meet regulatory capital requirements.

Key Performance Measure - Economic Net Income ("ENI")

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

Notes to Consolidated Financial Statements (Continued)

The following tables present the financial data for KKR's reportable segments:

	As of and for the Year Ended December 31, 2017
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$575,451	$329,737	$—	$—	$905,188
Monitoring Fees	81,021	—	—	—	81,021
Transaction Fees	288,879	48,370	439,998	—	777,247
Fee Credits	(220,710)	(40,719)	—	—	(261,429)
Total Management, Monitoring and Transaction Fees, Net	724,641	337,388	439,998	—	1,502,027

Performance Income (Loss)
Realized Incentive Fees	—	73,395	—	—	73,395
Realized Carried Interest	1,198,981	—	—	—	1,198,981
Unrealized Carried Interest	520,807	79,435	—	—	600,242
Total Performance Income (Loss)	1,719,788	152,830	—	—	1,872,618

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	194,020	194,020
Net Unrealized Gains (Losses)	—	—	—	395,358	395,358
Total Realized and Unrealized	—	—	—	589,378	589,378
Interest Income and Dividends	—	—	—	285,696	285,696
Interest Expense	—	—	—	(181,612)	(181,612)
Net Interest and Dividends	—	—	—	104,084	104,084
Total Investment Income (Loss)	—	—	—	693,462	693,462

Total Segment Revenues	2,444,429	490,218	439,998	693,462	4,068,107

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	261,123	63,637	80,093	140,134	544,987
Realized Performance Income Compensation	504,092	29,358	—	—	533,450
Unrealized Performance Income Compensation	213,785	33,816	—	—	247,601
Total Compensation and Benefits	979,000	126,811	80,093	140,134	1,326,038
Occupancy and Related Charges	32,458	6,478	2,747	14,727	56,410
Other Operating Expenses	137,055	31,317	20,513	54,887	243,772
Total Segment Expenses	1,148,513	164,606	103,353	209,748	1,626,220

Income (Loss) attributable to noncontrolling interests	—	—	6,551	—	6,551

Economic Net Income (Loss)	$1,295,916	$325,612	$330,094	$483,714	$2,435,336

Total Assets	$2,313,801	$1,534,027	$484,792	$11,428,692	$15,761,312

Notes to Consolidated Financial Statements (Continued)

	As of and for the Year Ended December 31, 2016
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$466,422	$331,440	$—	$—	$797,862
Monitoring Fees	64,354	—	—	—	64,354
Transaction Fees	132,602	30,155	181,517	—	344,274
Fee Credits	(103,579)	(28,049)	—	—	(131,628)
Total Management, Monitoring and Transaction Fees, Net	559,799	333,546	181,517	—	1,074,862

Performance Income (Loss)
Realized Incentive Fees	—	33,346	—	—	33,346
Realized Carried Interest	1,252,370	3,838	—	—	1,256,208
Unrealized Carried Interest	(416,060)	(4,312)	—	—	(420,372)
Total Performance Income (Loss)	836,310	32,872	—	—	869,182

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	371,563	371,563
Net Unrealized Gains (Losses)	—	—	—	(584,423)	(584,423)
Total Realized and Unrealized	—	—	—	(212,860)	(212,860)
Interest Income and Dividends	—	—	—	322,857	322,857
Interest Expense	—	—	—	(188,761)	(188,761)
Net Interest and Dividends	—	—	—	134,096	134,096
Total Investment Income (Loss)	—	—	—	(78,764)	(78,764)

Total Segment Revenues	1,396,109	366,418	181,517	(78,764)	1,865,280

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	194,240	77,017	29,552	94,207	395,016
Realized Performance Income Compensation	523,448	14,873	—	—	538,321
Unrealized Performance Income Compensation	(159,786)	(1,724)	—	—	(161,510)
Total Compensation and Benefits	557,902	90,166	29,552	94,207	771,827
Occupancy and Related Charges	35,785	9,517	2,474	14,624	62,400
Other Operating Expenses	135,425	38,439	14,994	45,490	234,348
Total Segment Expenses	729,112	138,122	47,020	154,321	1,068,575

Income (Loss) attributable to noncontrolling interests	—	—	2,336	—	2,336

Economic Net Income (Loss)	$666,997	$228,296	$132,161	$(233,085)	$794,369

Total Assets	$1,645,364	$1,123,103	$354,187	$10,210,487	$13,333,141

Notes to Consolidated Financial Statements (Continued)

	As of and for the Year Ended December 31, 2015
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$465,575	$266,458	$—	$—	$732,033
Monitoring Fees	264,643	—	—	—	264,643
Transaction Fees	144,652	28,872	191,470	—	364,994
Fee Credits	(195,025)	(24,595)	—	—	(219,620)
Total Management, Monitoring and Transaction Fees, Net	679,845	270,735	191,470	—	1,142,050

Performance Income (Loss)
Realized Incentive Fees	—	19,647	—	—	19,647
Realized Carried Interest	1,018,201	8,953	—	—	1,027,154
Unrealized Carried Interest	182,628	(19,083)	—	—	163,545
Total Performance Income (Loss)	1,200,829	9,517	—	—	1,210,346

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	337,023	337,023
Net Unrealized Gains (Losses)	—	—	—	(391,962)	(391,962)
Total Realized and Unrealized	—	—	—	(54,939)	(54,939)
Interest Income and Dividends	—	—	—	411,536	411,536
Interest Expense	—	—	—	(203,085)	(203,085)
Net Interest and Dividends	—	—	—	208,451	208,451
Total Investment Income (Loss)	—	—	—	153,512	153,512

Total Segment Revenues	1,880,674	280,252	191,470	153,512	2,505,908

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	193,995	73,863	34,562	107,572	409,992
Realized Performance Income Compensation	407,280	11,438	—	—	418,718
Unrealized Performance Income Compensation	74,560	(7,633)	—	—	66,927
Total Compensation and Benefits	675,835	77,668	34,562	107,572	895,637
Occupancy and Related Charges	33,640	9,808	2,641	16,568	62,657
Other Operating Expenses	127,836	40,591	14,618	50,573	233,618
Total Segment Expenses	837,311	128,067	51,821	174,713	1,191,912

Income (Loss) attributable to noncontrolling interests	1,645	1,259	13,103	—	16,007

Economic Net Income (Loss)	$1,041,718	$150,926	$126,546	$(21,201)	$1,297,989

Total Assets	$1,831,716	$1,232,404	$521,927	$9,843,251	$13,429,298

Notes to Consolidated Financial Statements (Continued)

The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's total reportable segments:
Fees and Other

	For the Years Ended December 31,
	2017	2016	2015
Fees and Other	$3,282,265	$1,908,093	$1,043,768
Plus: Management fees relating to consolidated funds and placement fees	204,943	178,619	531,027
Less: Fee credits relating to consolidated funds	4,028	2,921	202,269
Plus: Net realized and unrealized carried interest - consolidated funds	58,562	32,651	1,190,699
Plus: Total investment income (loss)	693,462	(78,764)	153,512
Less: Revenue earned by oil & gas producing entities	63,460	65,754	112,328
Less: Reimbursable expenses	123,144	81,549	66,144
Less: Other	(19,507)	25,095	32,357
Total Segment Revenues	$4,068,107	$1,865,280	$2,505,908

Expenses

	For the Years Ended December 31,
	2017	2016	2015
Total Expenses	$2,336,692	$1,695,474	$1,871,225
Less: Equity based compensation	334,821	264,890	261,579
Less: Reimbursable expenses and placement fees	181,839	148,483	103,307
Less: Operating expenses relating to consolidated funds, CFEs and other entities	82,888	104,339	65,012
Less: Expenses incurred by oil & gas producing entities	46,411	70,312	153,611
Less: Intangible amortization	17,821	6,647	49,766
Less: Other	46,692	32,228	46,038
Total Segment Expenses	$1,626,220	$1,068,575	$1,191,912

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders

	For the Years Ended December 31,
	2017	2016	2015
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$984,941	$287,072	$488,482
Plus: Preferred Distributions	33,364	22,235	—
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	791,021	212,878	433,693
Plus: Non-cash equity-based charges	346,035	264,890	261,579
Plus: Amortization of intangibles, placement fees and other, net (1)	122,870	(17,267)	47,599
Less: Gain from remeasurement of tax receivable agreement liability (2)	(67,221)	—	—
Plus: Income tax (benefit)	224,326	24,561	66,636
Economic Net Income (Loss)	$2,435,336	$794,369	$1,297,989

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

(2) Represents the impacts of the remeasurement of the tax receivable agreement which arises from changes in the associated deferred tax balance, including the impacts related to the 2017 Tax Act.

Notes to Consolidated Financial Statements (Continued)

The items that reconcile KKR's total reportable segments to the corresponding consolidated amounts calculated and presented in accordance with GAAP for net income (loss) attributable to redeemable noncontrolling interests and income (loss) attributable to noncontrolling interests are primarily attributable to the impact of KKR Holdings L.P., KKR's consolidated funds and certain other entities.

Assets

	December 31, 2017	December 31, 2016
Total Assets	$45,834,719	$39,002,897
Less: Impact of consolidation of funds and other entities (1)	28,659,078	24,367,570
Less: Carry pool reclassification from liabilities	1,220,559	987,994
Less: Impact of KKR Management Holdings Corp.	193,770	314,192
Total Segment Assets	$15,761,312	$13,333,141

(1) Includes accounting basis difference for oil & natural gas properties of $25,042 and $15,242 as of December 31, 2017 and 2016, respectively.

15. EQUITY

Transfer of Interests Under Common Control and Other

On March 30, 2017, KKR reorganized KKR's Indian capital markets and credit asset management businesses, to create KKR India Financial Investments Pte. Ltd. ("KIFL"). This reorganization transaction was accounted for as a transfer of interests under common control, and the difference between KKR's carrying value before and after the transaction was treated as a reallocation of equity interests. No gain or loss was recognized in the consolidated financial statements.

On November 24, 2017, KIFL issued equity to an unaffiliated third-party. This transaction was accounted for as a subsidiary's direct issuance of its equity to third-parties, and the difference between KKR's carrying value before and after the transaction was treated as a reallocation of equity interests. No gain or loss was recognized in the consolidated financial statements.

Both transactions above resulted in an increase to KKR's equity and to noncontrolling interests held by KKR Holdings.

Unit Repurchase Program

KKR has a total of $750.0 million authorized to repurchase its common units, of which $459.0 million has been spent to repurchase 31.7 million common units as of February 21, 2018. Under this common unit repurchase program, common units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. See consolidated statements of changes in equity for the amount of common units repurchased during the years ended December 31, 2016 and 2015. There were no common units repurchased pursuant to this program during the year ended December 31, 2017.

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

If a certain change of control event with a ratings downgrade occurs prior to June 15, 2021, the Series A Preferred Units may be redeemed at our option, in whole but not in part, upon at least 30 days' notice, within 60 days of the occurrence of such change of control event, at a price of $25.25 per Series A Preferred Unit, plus declared and unpaid distributions, if any. If a certain change of control event with a ratings downgrade occurs prior to September 15, 2021, the Series B Preferred Units may be redeemed at our option, in whole but not in part, upon at least 30 days' notice, within 60 days of the occurrence of such change of control event, at a price of $25.25 per Series B Preferred Unit, plus declared and unpaid distributions, if any. If such a change of control event occurs (whether before, on or after June 15, 2021, in the case of the Series A Preferred Units and September 15, 2021, in the case of the Series B Preferred Units) and we do not give such notice, the distribution rate per annum on the applicable series of preferred units will increase by 5.00%, beginning on the 31st day following such change of control event.

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

Notes to Consolidated Financial Statements (Continued)

16. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of December 31, 2016, the carrying value of goodwill was $89.0 million, which was allocated to Public Markets and Principal Activities in the amounts of $59.0 million and $30.0 million, respectively. As part of the PAAMCO Prisma transaction that occurred on June 1, 2017, goodwill of $5.5 million was included in determining the gain on the contribution of Prisma Capital Partners LP and its affiliates to PAAMCO Prisma Holdings LLC. In accordance with ASC 350, the amount of goodwill included in the gain calculation was based on the relative fair values of Prisma Capital Partners LP and its affiliates, which was integrated in Public Markets, and the remaining portion of Public Markets. Subsequent to this transaction the remaining carrying value of goodwill in Public Markets and Principal Activities is $53.5 million and $30.0 million, respectively, as of December 31, 2017.

Goodwill is recorded in Other Assets in the consolidated statements of financial condition. All of the goodwill is currently expected to be deductible for tax purposes. See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

Intangible Assets

Intangible Assets, Net consists of the following:

	December 31, 2017	December 31, 2016
Finite-Lived Intangible Assets	$190,526	$251,768
Accumulated Amortization	(61,348)	(116,744)
Intangible Assets, Net	$129,178	$135,024

Changes in Intangible Assets, Net consists of the following:

	For the Years Ended December 31,
	2017	2016
Balance, Beginning of Period	$135,024	$176,987
Amortization Expense	(17,811)	(26,387)
Foreign Exchange	2,173	(160)
Additions(1)	115,425	—
Write-Offs (2)	—	(15,416)
Other (3)	(105,633)	—
Balance, End of Period	$129,178	$135,024

(1) Represents acquired investment management contractual rights.
(2) Represents the write-off of certain investment management contractual rights.
(3) Represents the removal of intangible assets in connection with the PAAMCO Prisma transaction.

Amortization expense including foreign exchange relating to intangible assets held at December 31, 2017 is expected to be as follows:

2018	$16,401
2019	13,328
2020	13,160
2021	12,590
2022	12,475
2023 and thereafter	61,224
$129,178

The intangible assets as of December 31, 2017 are expected to amortize over a weighted‑average period of 9.6 years.

Notes to Consolidated Financial Statements (Continued)

17. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of December 31, 2017. KKR is in compliance with its debt covenants in all material respects as of December 31, 2017.

Funding Commitments

As of December 31, 2017, KKR had unfunded commitments consisting of $5,697.0 million to its active private equity and other investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities segment, and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets segment. As of December 31, 2017, these commitments amounted to $750.7 million and $731.8 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for KKR's Capital Markets segment are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown; KKR's capital market business has an arrangement with a third party, which reduces its risk when underwriting certain debt transactions. In the case of purchases of investments or assets in its Principal Activities segment, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Strategic Business Development Company ("BDC") Partnership with FS Investments Corporation

On December 11, 2017, KKR announced a definitive agreement to form a new strategic BDC partnership with FS Investment Corporation. This transaction would be completed through a combination of cash and other assets and is anticipated to close during 2018, subject to stockholder approvals and the satisfaction of certain other closing conditions.
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
As of December 31, 2017, the approximate aggregate minimum future lease payments, net of sublease income, required on the operating leases are as follows:

2018	$51,203
2019	49,233
2020	45,544
2021	13,618
2022 and thereafter	23,817
Total minimum payments required	$183,415
Contingent Repayment Guarantees

The partnership documents governing KKR's carry-paying funds, including funds relating to private equity, infrastructure, energy, real estate, mezzanine, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction"), as of December 31, 2017, $19.2 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2017 fair values.

Notes to Consolidated Financial Statements (Continued)

Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,920.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations made to date, however, it is no longer possible for the principals to be required to pay any such clawback obligation. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and persons who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

Indemnifications and Other Guarantees

KKR may incur contingent liabilities for claims that may be made against it in the future. KKR enters into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of KKR's investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KKR has made. In addition, KKR has also provided credit support to certain of its subsidiaries' obligations in connection with a limited number of investment vehicles that KKR manages. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions, and KKR has also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of other investment vehicles. KKR has also provided credit support regarding repayment obligations to third-party lenders to certain of its employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and to a strategic partner regarding the ownership of its business. KKR also may become liable for certain fees payable to sellers of businesses or assets if a transaction does not close, subject to certain conditions, if any, specified in the acquisition agreements for such businesses or assets. KKR's maximum exposure under these arrangements is currently unknown and KKR's liabilities for these matters would require a claim to be made against KKR in the future.

Litigation

From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR's business. KKR's business is also subject to extensive regulation, which may result in regulatory proceedings against it.

In December 2017, KKR & Co. L.P. and its Co-Chief Executive Officers were named as defendants in a lawsuit pending in Kentucky state court alleging, among other things, the violation of fiduciary and other duties in connection with certain separately managed accounts that Prisma Capital Partners LP, a former subsidiary of KKR, manages for the Kentucky Retirement Systems. Also named as defendants in the lawsuit are certain current and former trustees and officers of the Kentucky Retirement Systems, Prisma Capital Partners LP, and various other service providers to the Kentucky Retirement Systems and their related persons.

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

Notes to Consolidated Financial Statements (Continued)

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
 The regulatory capital requirements referred to above may restrict KKR's ability to withdraw capital from its registered broker-dealer entities. At December 31, 2017, approximately $185.8 million of cash at KKR's registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

Notes to Consolidated Financial Statements (Continued)

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended,
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Statement of Operations Data:
Fees and Other	$715,952	$931,788	$692,877	$941,648
Less: Total Expenses	540,014	629,728	530,247	636,703
Total Investment Income (Loss)	662,498	585,002	234,728	356,567
Income (Loss) Before Taxes	838,436	887,062	397,358	661,512
Income Tax / (Benefit)	40,542	18,538	18,420	146,826
Net Income (Loss)	797,894	868,524	378,938	514,686
Less: Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	20,933	22,387	20,876	9,776
Less: Net Income (Loss) Attributable to Noncontrolling Interests	509,277	432,150	196,158	330,180
Net Income (Loss) Attributable to KKR & Co. L.P.	267,684	413,987	161,904	174,730
Less: Net Income Attributable to Series A Preferred Unitholders	5,822	5,822	5,822	5,822
Less: Net Income Attributable to Series B Preferred Unitholders	2,519	2,519	2,519	2,519
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$259,343	$405,646	$153,563	$166,389
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.57	$0.87	$0.33	$0.35
Diluted	$0.52	$0.81	$0.30	$0.32
Weighted Average Common Units Outstanding
Basic	453,695,846	466,170,025	471,758,886	481,165,742
Diluted	496,684,340	501,177,423	506,873,177	520,156,583

	For the Three Months Ended,
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Statement of Operations Data:
Fees and Other	$162,805	$576,757	$687,056	$481,475
Less: Total Expenses	308,323	423,218	511,117	452,816
Total Investment Income (Loss)	(612,928)	125,737	809,649	440,148
Income (Loss) Before Taxes	(758,446)	279,276	985,588	468,807
Income Tax / (Benefit)	1,890	6,045	10,826	5,800
Net Income (Loss)	(760,336)	273,231	974,762	463,007
Less: Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(38)	1,533	3,121	(13,092)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(430,359)	172,115	611,288	296,789
Net Income (Loss) Attributable to KKR & Co. L.P.	(329,939)	99,583	360,353	179,310
Less: Net Income Attributable to Series A Preferred Unitholders	—	5,693	5,822	5,822
Less: Net Income Attributable to Series B Preferred Unitholders	—	—	2,379	2,519
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$(329,939)	$93,890	$352,152	$170,969
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$(0.73)	$0.21	$0.79	$0.38
Diluted	$(0.73)	$0.19	$0.73	$0.35
Weighted Average Common Units Outstanding
Basic	450,262,143	448,221,538	445,989,300	451,154,845
Diluted	450,262,143	481,809,612	479,975,675	484,312,804

Notes to Consolidated Financial Statements (Continued)

20. SUBSEQUENT EVENTS

Common Unit Distribution

A distribution of $0.17 per KKR & Co. L.P. common unit was announced on February 8, 2018, and will be paid on March 6, 2018 to common unitholders of record as of the close of business on February 20, 2018. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Preferred Unit Distributions

A distribution of $0.421875 per Series A Preferred Unit has been declared as announced on February 8, 2018 and set aside for payment on March 15, 2018 to holders of record of Series A Preferred Units as of the close of business on March 1, 2018.

A distribution of $0.406250 per Series B Preferred Unit has been declared as announced on February 8, 2018 and set aside for payment on March 15, 2018 to holders of record of Series B Preferred Units as of the close of business on March 1, 2018.

KFN Preferred Share Redemption

On January 16, 2018, KFN completed the redemption of all of its outstanding 7.375% Series A LLC Preferred Shares. Following the delisting of the Series A LLC Preferred Shares from the NYSE, KFN is no longer subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and ceased filing reports with the SEC.
KFN Issued 5.200% Notes Due 2033
On February 12, 2018, KFN issued $120.0 million aggregate principal amount of 5.200% Senior Notes due 2033 (the "KFN 2033 Senior Notes"). The KFN 2033 Senior Notes are unsecured and unsubordinated obligations of KFN and will mature on February 12, 2033, unless earlier redeemed or repurchased. The KFN 2033 Senior Notes bear interest at a rate of 5.200% per annum, accruing from February 12, 2018. Interest is payable semi-annually in arrears on February 12 and August 12 of each year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to management, including the Co-Chief Executive Officers and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

 As of the period ended December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the period ended December 31, 2017, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued its attestation report on our internal control over financial reporting, which is included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B. OTHER INFORMATION.

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

Directors and Executive Officers

The following table presents certain information concerning the board of directors and executive officers of our Managing Partner.

Name	Age	Position with Managing Partner
Henry R. Kravis	74	Co-Chief Executive Officer, Co-Chairman and Director
George R. Roberts	74	Co-Chief Executive Officer, Co-Chairman and Director
Joseph Y. Bae	46	Co-President, Co-Chief Operating Officer and Director
Scott C. Nuttall	45	Co-President, Co-Chief Operating Officer and Director
David C. Drummond	54	Director
Joseph A. Grundfest	66	Director
John B. Hess	63	Director
Patricia F. Russo	65	Director
Thomas M. Schoewe	65	Director
Robert W. Scully	68	Director
William J. Janetschek	55	Chief Financial Officer
David J. Sorkin	58	General Counsel and Secretary

Henry R. Kravis co-founded KKR in 1976 and is Co-Chairman and Co-Chief Executive Officer of our Managing Partner. He is actively involved in managing the firm and serves on regional Private Equity Investment Committees. Mr. Kravis currently serves on the boards of First Data Corporation and ICONIQ Capital, LLC. He also serves as a director, chairman emeritus or trustee of several cultural, professional, and educational institutions, including the Business Council, Claremont McKenna College, Columbia Business School, Mount Sinai Hospital, the Partnership for New York City, the Partnership Fund for New York City, Rockefeller University, Sponsors for Educational Opportunity and Tsinghua University School of Economics and Management. Mr. Kravis founded the Kravis Leadership Institute at Claremont McKenna College, where he established the Kravis Prize in Leadership, which honors leadership in the non-profit sector. He earned a B.A. from Claremont McKenna College in 1967 and an M.B.A. from the Columbia Business School in 1969. Mr. Kravis has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our co-founder and Co-Chief Executive Officer, Mr. Kravis has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Kravis is a first cousin of Mr. Roberts.

George R. Roberts co-founded KKR in 1976 and is Co-Chairman and Co-Chief Executive Officer of our Managing Partner. He is actively involved in managing the firm and serves on regional Private Equity Investment Committees. Mr. Roberts serves as a director or trustee of several cultural and educational institutions, including Claremont McKenna College. He is also founder and chairman of the board of directors of REDF, a San Francisco nonprofit organization. He earned a B.A. from Claremont McKenna College in 1966 and a J.D. from the University of California (Hastings) Law School in 1969. Mr. Roberts has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our co-founder and Co-Chief Executive Officer, Mr. Roberts has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Roberts is a first cousin of Mr. Kravis.

Joseph Y. Bae joined KKR in 1996 and is Co-President and Co-Chief Operating Officer of our Managing Partner. Mr. Bae has been a member of the board of directors of our Managing Partner since July 16, 2017. Prior to July 2017, when he was promoted to his current position, he was the managing partner of KKR Asia and the global head of KKR's infrastructure and energy real asset businesses. He is the chairman of KKR's Asia and Americas Private Equity Investment Committees and serves on KKR's European Private Equity, Growth Equity, Energy, Infrastructure, Real Estate and Special Situations Investment Committees. He is also a member of KKR's Inclusion and Diversity Council. Prior to KKR, Mr. Bae worked for Goldman Sachs & Co. in its principal investment area, where he was involved in a broad range of merchant banking transactions. He has a B.A., magna cum laude, from Harvard College. Mr. Bae serves on the boards of a number of non-profit educational and cultural institutions including, as a trustee for Phillips Andover Academy, the Global Advisory Council at Harvard University, a board member of the Lincoln Center, The Asia Society and the Asia Art Archives. Mr. Bae's intimate knowledge of KKR's business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to the board of directors.

Scott C. Nuttall joined KKR in 1996 and is Co-President and Co-Chief Operating Officer of our Managing Partner. Mr. Nuttall has been a member of the board of directors of our Managing Partner since July 16, 2017. Prior to July 2017, when he was promoted to his current position, he was the head of KKR's global capital and asset management group, where he was responsible for overseeing KKR's Public Markets and distribution businesses, which include credit, capital markets, hedge funds and its Client and Partner Group. Mr. Nuttall also serves on KKR's balance sheet committee and the firm's Inclusion and Diversity Council. He is currently a member of the board of directors of First Data Corporation. Prior to joining KKR, he was with the Blackstone Group where he was involved in numerous merchant banking and merger and acquisition transactions. He received a B.S., summa cum laude, from the University of Pennsylvania. He has served on the board of various non-profit institutions with a particular focus on education, most recently as co-chairman of Teach for America - New York. Mr. Nuttall's intimate knowledge of KKR's business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to the board of directors.

David C. Drummond has been a member of the board of directors of our Managing Partner since March 14, 2014. Mr. Drummond has served as the senior vice president, corporate development of Alphabet Inc. (and its predecessor Google Inc.) since January 2006, as its chief legal officer since December 2006 and as its secretary since 2002. Previously, he served as Google Inc.'s vice president, corporate development and general counsel since February 2002 to December 2005. Prior to joining Google Inc., from July 1999 to February 2002, Mr. Drummond served as chief financial officer of SmartForce, an educational software applications company. Prior to that, Mr. Drummond was a partner at the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Drummond holds a Juris Doctor degree from Stanford Law School and a Bachelor of Arts degree in history from Santa Clara University. Mr. Drummond provides significant value to the oversight and development of our business through his management and leadership roles at a publicly-traded global technology business and his insight into legal developments affecting global enterprises.

Joseph A. Grundfest has been a member of the board of directors of our Managing Partner since July 15, 2010. Mr. Grundfest has been a member of the faculty of Stanford Law School since 1990, where he is the William A. Franke Professor of Law and Business. He is also senior faculty of the Arthur and Toni Rembe Rock Center for Corporate Governance at Stanford University; co-director of Directors' College, a venue for the continuing professional education of directors of publicly traded corporations; and co-founder of Financial Engines, Inc., a provider of services and advice to participants in employer-sponsored retirement plans, where he has served as a director since its inception in 1996. Prior to joining the Stanford Law School faculty, Mr. Grundfest was a Commissioner of the SEC from 1985 to 1990. He holds a B.A. in Economics from Yale University and a J.D. from Stanford Law School. Mr. Grundfest's knowledge and expertise in capital markets, corporate governance, and securities laws provides significant value to the oversight and development of our business.

John B. Hess has been a member of the board of directors of our Managing Partner since July 28, 2011. Mr. Hess has been the chief executive officer of Hess Corporation since 1995 and a director since 1978. He was also director of Dow Chemical Co. from 2006 to 2013. He serves as a member of the Business Council, the Trilateral Commission and the Council on Foreign Relations and on the executive committee of the American Petroleum Institute and previously served on the Secretary of Energy Advisory Board Quadrennial Review Task Force. Mr. Hess is a member of the board of trustees at the Center for Strategic and International Studies, Mount Sinai Hospital, the Lincoln Center for the Performing Arts and the Dean's Advisors at Harvard Business School, and chairs The Harvard Business School Campaign. Mr. Hess earned a B.A. from Harvard College and an M.B.A. from Harvard Business School. Mr. Hess provides significant value to the oversight and development of our business through his management and leadership roles at a global energy business, and his involvement with major businesses and public policy organizations also provides valuable perspectives for our business.

Patricia F. Russo has been a member of the board of directors of our Managing Partner since April 15, 2011. Ms. Russo served as chief executive officer of Alcatel-Lucent from 2006 to 2008. Prior to the merger of Alcatel and Lucent in 2006, she served as chairman of Lucent Technologies, Inc. from 2003 to 2006, and as president and chief executive officer from 2002 to 2006. Before rejoining Lucent in 2002, Ms. Russo was president and chief operating officer of Eastman Kodak Company from March 2001 to December 2001. Since November 2016, Ms. Russo has served on the board of Arconic Inc., which separated from Alcoa Inc., where Ms. Russo served as a director from 2008 to November 2016. She also has served as the chairman of Hewlett Packard Enterprise Company since 2015 and as a director of, Merck & Co., Inc. since 2009 and General Motors Company since 2009. Prior to its merger with Merck in 2009, Ms. Russo served as a director of Schering-Plough since 1995, and she served as a director of Hewlett Packard Company from 2011 to November 2015. She graduated from Georgetown University with a bachelor's degree in political science and history, and obtained an Advanced Management Degree from Harvard Business School's Advanced Management Program. Ms. Russo's management and leadership experience as chief executive officer of complex global companies as well as her experience with corporate strategy, mergers and acquisitions, and sales and marketing brings important expertise to the oversight and development of our business. Ms. Russo also brings extensive experience in corporate governance as a member of boards and board committees of other public companies.

Thomas M. Schoewe has been a member of the board of directors of our Managing Partner since March 14, 2011. Mr. Schoewe was executive vice president and chief financial officer for Wal-Mart Stores, Inc., a position he held from 2000 to 2010, and was employed by Walmart in a transitional capacity to January 2011. Prior to his employment at Walmart, Mr. Schoewe served as senior vice president and chief financial officer for Black and Decker Corp., a position he held from 1993 to 1999. Prior to that, he served for four years as Black and Decker's vice president of finance. He previously held the position of vice president of business planning and analysis. He joined Black and Decker in 1986 after serving at Chicago-based Beatrice Companies, where he was chief financial officer and controller of Beatrice Consumer Durables, Inc. He has served on the board of directors of Northrop Grumman Corporation and General Motors Company since 2011. From 2001 to May 2012, he served on the board of directors of PulteGroup Inc., which merged with Centex Corporation in 2009 and previously served on the Centex board. Mr. Schoewe graduated from Loyola University of Chicago with a bachelor's of business administration degree in finance. Mr. Schoewe's experience in financial reporting, accounting and controls, and business planning and analysis, together with his significant international experience as an executive of large multinational companies, brings important expertise to the oversight and development of our business. Mr. Schoewe also has experience with large-scale, transformational information technology implementations at Wal-Mart and Black and Decker.

Robert W. Scully has been a member of the board of directors of our Managing Partner since July 15, 2010. Mr. Scully was a member of the Office of the Chairman of Morgan Stanley from 2007 until his retirement in 2009, where he had previously been co-president, chairman of global capital markets and vice chairman of investment banking. Prior to joining Morgan Stanley in 1996, he served as a managing director at Lehman Brothers and at Salomon Brothers. Mr. Scully has served as a director of Zoetis Inc. since June 2013, Chubb Limited since January 2016, and prior to its acquisition of Chubb Limited, a director of ACE Limited from May 2014 to January 2016, and UBS Group AG since May 2016. Previously, he was a director of Bank of America Corporation from August 2009 to May 2013 and a public governor of the Financial Industry Regulatory Authority, Inc. from October 2014 to May 2016. He has also served as a director of GMAC Financial Services and MSCI Inc. He holds an A.B. from Princeton University and an M.B.A. from Harvard Business School. Mr. Scully serves on the Board of Dean's Advisors of Harvard Business School. Mr. Scully's 35-year career in the financial services industry brings important expertise to the oversight of our business. In addition, his leadership experience with a global financial services company brings an industry perspective to our business development within and outside the United States as well as issues such as talent development, senior client relationship management, strategic initiatives, risk management and audit and financial reporting.

William J. Janetschek joined KKR in 1997 and is Chief Financial Officer of our Managing Partner. Mr. Janetschek also serves on KKR's balance sheet committee, and has been the president and chief executive officer of KKR Financial Holdings LLC since June 2014 and its director since May 2014. Prior to joining KKR, he was a Tax Partner at Deloitte & Touche LLP. He holds a B.S. from St. John's University and an M.S., Taxation from Pace University. Mr. Janetschek is actively involved in the community, serving as a sponsor and member of a variety of non-profit organizations including Student Sponsor Partners and St. John's University.

David J. Sorkin joined KKR in 2007 and is General Counsel and Secretary of our Managing Partner. Prior to joining KKR, Mr. Sorkin was with Simpson Thacher & Bartlett LLP for 22 years. He served as a partner at the law firm and also served on the executive committee and was one of KKR's principal outside counsels. Mr. Sorkin serves on the board of directors of New Alternatives for Children. He received a B.A., summa cum laude, from Williams College and a J.D., cum laude, from Harvard Law School.

Independence and Composition of the Board of Directors

Our Managing Partner's board of directors consists of ten directors, six of whom, Messrs. Drummond, Grundfest, Hess, Schoewe and Scully and Ms. Russo, are independent under NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines. While we are exempt from NYSE rules relating to board independence, our Managing Partner intends to maintain a board of directors that consists of at least a majority of directors who are independent under NYSE rules relating to corporate governance matters.

In addition, the board has considered transactions and relationships between KKR and the companies and organizations on whose boards or other similar governing bodies where our independent directors also serve or where our independent directors serve as executive officers, including investments made by such companies in the portfolio companies in which KKR or its funds are invested. It was determined that none of these transactions or relationships adversely impacted the independence of our independent directors.

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

Audit Committee

The audit committee consists of Messrs. Grundfest (Chairman), Schoewe and Scully. The purpose of the audit committee is to provide assistance to the board of directors in fulfilling its responsibility with respect to its oversight of: (i) the quality and integrity of our financial statements, including investment valuations; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm's qualifications, independence and performance; and (iv) the performance of our internal audit function. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules applicable to audit committees. The Managing Partner's board of directors has determined that each of Messrs. Grundfest, Schoewe and Scully is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter, which is available at the Investor Center section of our website at www.kkr.com.

Conflicts Committee

The conflicts committee consists of Messrs. Drummond, Hess, Schoewe and Scully and Ms. Russo. The conflicts committee is responsible for reviewing specific matters that the board of directors believes may involve a conflict of interest and for enforcing our rights under any of the exchange agreement, the tax receivable agreement, the limited partnership agreement of any KKR Group Partnership or our limited partnership agreement (collectively, the "covered agreements") against KKR Holdings and certain of its subsidiaries and designees, a general partner or limited partner of KKR Holdings, or a person who holds a partnership or equity interest in the foregoing entities. The conflicts committee is also authorized to take any action pursuant to any authority or rights granted to such committee under any covered agreement or with respect to any amendment, supplement, modification or waiver to any such agreement that would purport to modify such authority or rights. In addition, the conflicts committee shall approve any amendment to any of the covered agreements that in the reasonable judgment of our Managing Partner's board of directors is or will result in a conflict of interest. The conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to our partnership. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to our partnership and not a breach of any duties that may be owed to our unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under "Certain Relationships and Related Transactions, and Director Independence—Statement of Policy Regarding Transactions with Related Persons," and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards under our corporate governance guidelines as required for service on the conflicts committee in accordance with its charter.

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

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to our principal executive officers, principal financial officer and principal accounting officer and is available on our website at www.kkr.com under the "Investor Center" section. In accordance with, and to the extent required by the rules and regulations of the SEC, we intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either on our website or in a Current Report on Form 8-K filing.

Corporate Governance Guidelines

Our Managing Partner's board of directors has a governance policy, which addresses matters such as the board of directors' responsibilities and duties, the board of directors' composition and compensation and director independence. The governance guidelines are available on our website at www.kkr.com under the "Investor Center" section.

Communications to the Board of Directors

The non-management members of our Managing Partner's board of directors meet regularly. At each meeting of the non-management members, the non- management directors choose a director to lead the meeting. All interested parties, including any employee or unitholder, may send communications to the non-management members of our Managing Partner's board of directors by writing to: Investor Relations, KKR & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the executive officers and directors of our Managing Partner, and persons who beneficially own more than ten percent of a registered class of our partnership's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2017, such persons complied with all such filing requirements, except KKR Holdings filed a late Form 4 on November 13, 2017 for a transaction that occurred on November 8, 2017.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

Our compensation program has three primary objectives: (1) to attract, motivate and retain our employees, (2) to align their interests with those of our unitholders and fund investors and (3) to reinforce our culture and values.

Our employees. Our business is dependent on the services of our employees, including our named executive officers. Among other things, we depend on their ability, where applicable, to find, select and execute investments, manage and improve portfolio company operations, find and develop relationships with fund investors and other sources of capital, find, select and execute capital markets opportunities, and provide other services, and we cannot compete effectively without their continued employment with us. Therefore, it is important that our key employees are compensated in a manner that motivates them to excel consistently and encourages them to remain with the firm.

Alignment of interests. Management equity ownership in the businesses in which we invest has been a guiding principle throughout our firm's history, and we apply that principle to ourselves: every employee of the firm is expected to have an equity interest in KKR. This equity ownership serves to align the interests of our employees with those of our unitholders. In addition, because we invest in and alongside our investment funds and have a carry pool from which we can allocate to our employees 40% or 43%, as applicable, of the carried interest that we generate through our business, we believe that our employees' interests are also aligned with those of our investors in the funds, vehicles and accounts that we manage, which in turn benefits our unitholders. Our carry pool is supplemented by allocating for compensation 40% of the incentive fees that do not constitute carried interest that are earned from investment funds and certain management fee refunds.

Culture and values. One of our most important values is our "one-firm" approach with shared responsibility and success, and we also subscribe to a culture of meritocracy and fairness. Therefore, compensation is based on the performance of the firm as a whole as well as on an individual's contributions to the firm. For example, we do not compensate people based merely on an individual's accomplishments in relation to the profits and losses of his or her business unit. In addition, we conduct, at least annually, an evaluation process based on input from a wide range of persons regarding each employee's contribution to the firm, including his or her commitment to the firm's culture and values. We believe that using this kind of an evaluation process also promotes a measure of objectivity as a balance to a single manager's judgment.

We refer to our two Co-Chief Executive Officers (Henry Kravis and George Roberts), our two Co-Presidents/Co-Chief Operating Officers (Joseph Bae and Scott Nuttall), our Chief Financial Officer (William Janetschek), our General Counsel (David Sorkin) and our former Chief Administrative Officer (Todd Fisher) as our "named executive officers." Messrs. Bae and Nuttall were appointed as our Co-Presidents and Co-Chief Operating Officers on July 16, 2017, and Mr. Fisher left the firm on December 29, 2017 to pursue a career outside the investment industry. We believe that the elements of compensation discussed below for our named executive officers serve these primary objectives. We, as a limited partnership with no annual meeting of unitholders, are not required to conduct say-on-pay or say-on-frequency votes as provided in the Dodd-Frank Act. However, we intend periodically to review the elements of our compensation, and we may make changes to the compensation structure relating to one or more named executive officers based on the outcome of such reviews from time to time.

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

KKR Holdings, from time to time, receives distributions that are made on KKR Group Partnership Units that are held by it. To the extent such distributions are received on KKR Group Partnership Units that underlie any KKR Holdings units that have satisfied their respective vesting requirements, if any, at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions will be allocated and further distributed to the named executive officers as and when received. To the extent that such distributions are made on KKR Group Partnership Units underlying any KKR Holdings units that have not satisfied all vesting requirements at the time distributions are declared on the underlying KKR Group Partnership

Units, such distributions may be allocated or otherwise applied in such amounts and in such manner as our Co-Chief Executive Officers, acting through the general partner of KKR Holdings, may determine. See "—Compensation Elements—Year-End Bonus Compensation" for a description of these grants. As of February 21, 2018, approximately 0.2 million KKR Holdings units remain unallocated.

In 2017, our named executive officers received distributions on their vested KKR Holdings units, as well as common units, and because these distributions are not considered to be compensation, they have not been reported in the Summary Compensation Table.

Compensation Elements

Base Salary

For 2017, each of our named executive officers was paid an annual salary of $300,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Chief Executive Officers determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers. We are responsible for funding this base salary.

Year-End Bonus Compensation

Our Co-Chief Executive Officers did not receive any year-end bonus compensation in 2017. They have decided at this time not to receive any bonus from us or from KKR Holdings in excess of distributions payable with respect to their KKR Holdings units. Instead, they have decided that year-end bonus payments from KKR Holdings for 2017 should be made to our other employees in order to motivate and retain them for the benefit of the firm. See also "—KKR Holdings Units and Restricted Equity Units" and "—Other Compensation" below for KKR Holdings units granted to our Co-Chief Executive Officers in November 2017 and certain incidental benefits provided by the firm.

In 2017, our Co-Presidents/Co-Chief Operating Officers, Chief Financial Officer, General Counsel and former Chief Administrative Officer were awarded additional year-end compensation as bonus payments that were determined by our Co-Chief Executive Officers. Our Co-Chief Executive Officers made their subjective determinations by assessing our overall performance and the contributions that our Co-Presidents/Co-Chief Operating Officers, Chief Financial Officer, General Counsel and former Chief Administrative Officer made to our development and success, as a firm, during the year. Certain factors that were considered when determining the size of the bonus payments for our Co-Presidents/Co-Chief Operating Officers, Chief Financial Officer, General Counsel and former Chief Administrative Officer include (i) their respective contributions and accomplishments in 2017 in terms of driving commercial results for the firm, leading and managing people, and living the firm's values; (ii) their respective performance and contributions relative to other senior employees at the firm, (iii) their respective performance and contributions in 2017 as compared to the prior year and (iv) the overall financial performance of the firm in 2017 as compared to the prior year based on certain financial measures considered by management, including but not limited to distributable earnings. More specifically, in assessing Mr. Bae and Mr. Nuttall's contributions, our Co-Chief Executive Officers considered their services as newly appointed Co-Presidents/Co-Chief Operating Officers and their day-to-day management of the firm's operations, as well as their joint leadership roles in executing and implementing KKR's strategy in its global private equity, real assets, credit, capital markets and capital raising businesses together with its corporate development and balance sheet initiatives. In assessing Mr. Janetschek's contributions, they considered his service as the Chief Financial Officer and his leadership and oversight of our finance, tax and accounting functions and related operations and his role with respect to strategic initiatives undertaken by the firm. In assessing Mr. Sorkin's contributions, they considered his leadership and oversight of our global legal and compliance functions and his role with respect to the strategic initiatives undertaken by the firm. Finally, in assessing Mr. Fisher's contributions, they considered his service as the firm's Chief Administrative Officer, his role in overseeing the growth and operations of the firm, his leadership in the performance of our real estate business and the strategic direction of the firm generally. The firm experienced stronger performance in 2017 compared to the prior year, supported by a notable increase in revenues year-over-year, greater AUM raised and greater capital deployed. Based on the firm's positive 2017 results and the individual contributions described above, the aggregate size of the bonus granted to the named executive officers with respect to 2017 was higher relative to the total bonus granted with respect to 2016. In making these determinations, our Co-Chief Executive Officers consulted with certain of our senior employees and, with respect to the determinations for our Chief Financial Officer and General Counsel, considered the recommendations by our Co-Presidents/Co-Chief Operating Officers. We believe that the discretion permitted to our Co-Chief Executive Officers permits them to award bonus compensation in an amount they determine to be necessary to motivate and retain these named executive officers. Because the restricted equity units associated with the deferred equity bonus were made after December 31, 2017, they do not appear in the tables below, but will appear in the tables for the year ended December 31, 2018.

Once the bonus amount is determined, the bonus amount is divided into cash compensation and, for our named executive officers (other than our Co-Chief Executive Officers and our former Chief Administrative Officer, who did not receive any deferred equity bonus compensation), a recommendation to our Managing Partner's board of directors for an award of deferred equity bonus compensation and, in some years, additional equity compensation. The amount of deferred equity bonus compensation for our principals is calculated using a graduated range of percentages applied to different incremental amounts of total salary and bonus compensation ranging from 5% to 50%. In addition, senior employees including our named executive officers are eligible, in some years, for additional equity compensation without reference to the graduated range of percentages. Grants of additional equity compensation may be made to our named executive officers in order to deliver a total bonus compensation determined by our Co-Chief Executive Officers as described above, less the cash compensation and deferred equity bonus. No grants of additional equity compensation were made to our named executive officers in connection with 2017 year-end bonus compensation. See also "—KKR Holdings Units and Restricted Equity Units" below for KKR Holdings units and restricted equity units granted to certain named executive officers in November 2017.

The cash bonus amounts paid to our Co-Presidents/Co-Chief Operating Officers, our Chief Financial Officer, our General Counsel and our former Chief Administrative Officer for 2017 are reflected in the Bonus column of the 2017 Summary Compensation Table below.

The portion of the year-end bonus payment granted to our named executive officers as 2017 deferred equity bonus compensation (other than our Co-Chief Executive Officers and our former Chief Administrative Officer, who received none) consists of grants of equity awards issued under our Equity Incentive Plan. These equity awards are restricted equity units that may be settled for our common units on a one-for-one basis. See below under "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Restricted Equity Units" for more information. We call these equity grants "deferred" equity bonus compensation, because our named executive officers' ability to monetize them into cash is deferred to the future when the vesting provisions (and any applicable transfer restrictions) discussed below lapse.

The number of restricted equity units granted to our named executive officers as deferred equity bonus compensation (other than our Co-Chief Executive Officers and our former Chief Administrative Officer, who received none) is determined by our Managing Partner's board of directors. As part of 2017 year-end bonus compensation, our Managing Partner's board of directors approved the following grants: 286,042 restricted equity units to each of our Co-Presidents/Co-Chief Operating Officers, 61,259 restricted equity units to our Chief Financial Officer and 61,259 restricted equity units to our General Counsel, in each case as deferred equity bonus compensation. The number of restricted equity units was determined by dividing the dollar amount of deferred equity bonus compensation recommended by the Co-Chief Executive Officers to our Managing Partner's board of directors by the average closing price of our common units over the ten trading days ending December 1, 2017. The restricted equity units that were granted as deferred equity bonus compensation in respect of 2017 year-end bonus compensation are subject to a three-year service-based vesting condition (with the first vesting event occurring on April 1, 2019). The restricted equity units for the deferred equity bonus are not subject to additional transfer restrictions after vesting or any minimum retained ownership requirement. Because these grants were made after December 31, 2017 and the associated restricted equity units are generally issued in the first quarter of the following year, they do not appear in the tables below, but will appear in the tables for the year ended December 31, 2018.

Our named executive officers along with other employees at the firm may be eligible for additional equity compensation awards based on their performance and contributions during the year as described above. Grants of additional equity compensation made in February 2015 for 2014 year-end compensation are reflected in the Summary Compensation Table. While no additional equity compensation was granted to our named executive officers in connection with any of 2017, 2016 or 2015 year-end bonus compensation, these additional equity compensation awards may become a component of our annual year-end bonus determination for our named executive officers in the future. See "—KKR Holdings Units and Restricted Equity Units" below for KKR Holdings units and restricted equity units granted to certain named executive officers in 2017.

KKR Holdings Units and Restricted Equity Units

Certain of our named executive officers also received allocations or grants of KKR Holdings units and restricted equity units that are not part of the annual compensation program, as determined by the general partner of KKR Holdings and our Managing Partner's board of directors, as applicable. KKR Holdings units are, subject to certain restrictions, exchangeable for our common units, on a one-for-one basis. The restricted equity units are also settled for our common units, on a one-for-one basis, and subject to tax withholding, once the applicable vesting provisions are satisfied. The size of the allocations and grants were determined in light of the remaining KKR Holdings units available to be granted to them and other senior employees of the firm and taking into consideration the roles and responsibilities of each named executive officer, including their view of each officer's potential impact on future firm performance, growth and strategic initiatives.

On November 2, 2017, the conflicts committee of our Managing Partners' board of directors consented to the allocation by KKR Holdings of 2,500,000 KKR Holdings units to each of Messrs. Kravis and Roberts. Also on November 2, 2017, in connection with the appointment of Messrs. Bae and Nuttall as our Co-Presidents/Co-Chief Operating Officers, our Managing Partner's board of directors consented to the allocation by KKR Holdings of 4,850,000 KKR Holdings units to each of Messrs. Bae and Nuttall and authorized grants of 4,000,000 restricted equity units to each of Messrs. Bae and Nuttall.

The KKR Holdings units (but not the restricted equity units) allocated to our Co-Chief Executive Officers and Co-Presidents/Co-Chief Operating Officers were already outstanding but previously unallocated units, and consequently these allocations did not increase the number of KKR Holdings units outstanding or our outstanding common units on a fully-diluted basis. If and when vested, these KKR Holdings units would not dilute our ownership interests in the KKR Group Partnerships. The objectives of the allocations and grants were (1) to provide incremental long-term economic incentives to our Co-Presidents/Co-Chief Operating Officers in connection with their appointment as such in July 2017 and (2) to grant our co-founders practically all of the remaining unallocated KKR Holdings units that were previously reserved for future allocations to provide additional incentives for them to spend time externally on investor, corporate and other relationships and internally on investments, strategy, culture and mentoring, including providing guidance and oversight for our Co-Presidents/Co-Chief Operating Officers. It was also recognized that our co-founders did not receive any equity grants or allocations since the KPE Transaction, at which time they could have assigned a larger equity interest in KKR Holdings for themselves. We believe these allocations and grants will further align these named executive officers' interests with those of our unitholders. For the terms of these allocations and grants, see below under "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of KKR Holdings Units" and "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Restricted Equity Units."

Carried Interest

We allocate 40% or 43%, as applicable, of the carried interest that we earn to a carry pool, from which our employees and selected other individuals are eligible to receive a carried interest allocation. The percentage of carried interest allocable to the carry pool may be amended with the approval of a majority of our independent directors. Our carry pool is supplemented by allocating for compensation 40% of the incentive fees that do not constitute carried interest that are earned from investment funds. Carry pool allocations for the named executive officers are made by first determining a total dollar value for the named executive officer's interest in the carry pool. Due to their unique status as co-founders of our firm, our Co-Chief Executive Officers determine their own allocation from the carry pool. To make this total dollar value determination for the other named executive officers, our Co-Chief Executive Officers take into consideration the executive officer's involvement with investments and impact on the portfolio, the size of the executive officer's bonus as well as the recommendations by our Co-Presidents/Co-Chief Operating Officers and other factors similar to those considered when determining the size of the bonus, as described under "—Year-End Bonus Compensation." However, the total dollar value available to be allocated to the named executive officers and other employees is limited by the total amount of investments made by our investment funds during the fiscal year, and executive officers and other employees may not be allocated any dollar value of carry in any given year. For our older funds, carry pool allocations were determined based on a percentage applied on an investment-by-investment basis. After a total dollar value, if any, for each named executive officer is determined, such dollar value was then divided by the total allocable dollar value of investments made by our funds for the year, which yielded a certain percentage for the named executive officer. This percentage was then applied consistently to each investment made during the year. Because the size of each investment was different, the nominal amount of the carry pool allocation differed by investment, although the percentage applied to each investment was consistent. For our more recent funds, carry pool allocations are determined based on a percentage applied on a fund-by-fund basis. The dollar value, if any, for each named executive officer is determined and then allocated to the applicable funds, and such dollar value is then divided by the total allocable dollar value of investments made by that fund for the year to yield a percentage for that particular fund. If carry is paid prior to the end of a fund's investment period, this percentage is applied at that time. At the end of the investment period, an adjustment would be made to account for any difference in percentages applied at the times carry was paid during the investment period (taking vesting into account) and the percentage determined for a particular fund based on the total dollar values allocated to the named executive officer for such fund divided by the total allocable dollars invested during the entire investment period of such fund.

A portion of the carried interest that is available for allocation to our employees is not immediately allocated when it becomes available and is instead reserved. This reserved carried interest is later allocated to a discrete number of employees when it is determined that they deserve additional carried interest allocations based on their performance or pursuant to a matching program based on personal commitments made to an investment or a fund. The carried interest allocated to the carry pool is maintained and administered by KKR Associates Holdings L.P., which, similar to KKR Holdings, is not a subsidiary of ours. Allocations are determined by our Co-Chief Executive Officers acting through the general partner of KKR Associates Holdings L.P.

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

Participation in our carry pool for our employees, including our named executive officers, is subject only to service-based vesting with certain exceptions, including acceleration upon death or disability. In general, the vesting for carry pool allocations for investments made during 2013 through 2017 is annual over a four-year period (other than for our Co-Chief Executive Officers). The vesting schedules for investments made prior to 2013 range from four-year vesting (with no vesting upon grant) for the most junior employees up to two-year vesting (and 50% vesting upon grant) for most senior employees. Vesting serves as an employment retention mechanism and enhances the alignment of interests between a participant in our carry pool and the firm as well as the limited partners in our investment funds. Due to their status as co-founders of our firm, our Co-Chief Executive Officers are typically completely vested in their carry pool allocations upon grant.

Other Compensation

Our Co-Chief Executive Officers are reimbursed by us for the use of a car and driver, and we pay for the compensation of certain personnel who administer personal matters for them. We believe that these benefits are appropriate in light of the time that they spend on our business, the limited compensation paid by us for their services and their unique status as co-founders of our firm. In addition, we also pay for certain tax preparation fees for our named executive officers.

Minimum Retained Ownership

While employed by us, unless waived in whole or in part, each of our named executive officers is required to hold at least 25% of the cumulative amount of KKR Holdings units that have satisfied the vesting conditions during the duration of his employment with the firm. In addition, unless waived in whole or in part, each of our named executive officers may be required, on a grant by grant basis, to hold common unit equivalents of 15% of the cumulative restricted equity units granted under our Equity Incentive Plan that have satisfied the applicable vesting condition during the duration of his employment with the firm.

Compensation and Risk

Our compensation program includes elements that we believe discourage excessive risk-taking and align the compensation of our employees with the long- term performance of the firm. For example, other than certain equity that either immediately vested as part of the grants to all employees or our founders or that were made in exchange for the contribution of assets, in each case in connection with the consummation of the KPE Transaction in October 2009 or otherwise, a significant majority of the equity awards granted to our employees are subject to a multi-year vesting conditions, one- and two-year post-vesting transfer restriction periods and/or a minimum retained ownership requirement. Because our equity awards have multi-year vesting provisions, the actual amount of compensation realized by the recipient will be tied to the long- term performance of our common units. Pursuant to our internal policies, our employees are not permitted to buy or sell derivative securities, including for hedging purposes, or to engage in short-selling to hedge their economic risk of ownership. In addition, we only make cash payments of carried interest to our employees when profitable investments have been realized and after sufficient cash has been distributed to the investors in our funds. Moreover, the general partner of a fund is required to return carried interest distributions to the fund due to, for example, underperformance by the relevant fund subsequent to the payment of such carried interest. Accordingly, the employees would be subject to a "clawback," i.e., be required to return carried interest payments previously made, all of which further discourages excessive risk-taking by our personnel.

Summary Compensation Table

The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2015, 2016 and 2017.

In 2015, 2016 and 2017, our named executive officers received distributions based on their vested KKR Holdings units or common units. Because these distributions are not considered to be compensation, these distributions are not reflected as compensation in the table below. There are certain contractual arrangements we entered into with KKR Holdings at the time of the KPE Transaction in October 2009 and thereafter, including a tax receivable agreement, which relate to payments to our named executive officers that are not compensatory and are described in "Certain Relationships and Related Transactions, and Director Independence." Because the grants of restricted equity units to our named executive officers as part of 2017 year-end bonus compensation were made after December 31, 2017, they do not appear in the tables below, and will appear in the tables for the year ended December 31, 2018.

Carried interest distributions to our named executive officers in respect of the carry pool for the years ended December 31, 2015, 2016 and 2017 are reflected in the All Other Compensation column in the 2017 Summary Compensation Table below.

2017 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (2)	All Other Compensation ($) (3)		Total ($)
Henry R. Kravis	2017	300,000	—		44,650,000	68,484,271	(4)	113,434,271
Co-Chief Executive Officer	2016	300,000	—		—	63,541,599		63,841,599
	2015	300,000	—		—	51,994,055		52,294,055

George R. Roberts	2017	300,000	—		44,650,000	68,761,704	(5)	113,711,704
Co-Chief Executive Officer	2016	300,000	—		—	63,637,400		63,937,400
	2015	300,000	—		—	52,064,278		52,364,278

Joseph Y. Bae	2017	300,000	7,385,000		121,302,000	14,919,102	(6)(7)	143,906,102
Co-President and Co-Chief Operating Officer

Scott C. Nuttall	2017	300,000	7,385,000		121,302,000	15,364,186	(6)(7)(9)	144,351,186
Co-President and Co-Chief Operating Officer

William J. Janetschek	2017	300,000	2,747,500	(1)	967,419	6,655,362	(6)	10,670,281
Chief Financial Officer	2016	300,000	2,455,000		7,813,846	5,196,063		15,764,909
	2015	300,000	2,325,000		3,676,867	2,705,105		9,006,972

David J. Sorkin	2017	300,000	2,747,500	(1)	967,419	3,389,709	(6)	7,404,628
General Counsel	2016	300,000	2,455,000		7,841,425	1,695,934		12,292,359
	2015	300,000	2,390,000		3,676,867	1,396,629		7,763,496

Todd A. Fisher	2017	300,000	3,500,000		—	9,014,143	(6)(8)	12,814,143
Chief Administrative Officer	2016	300,000	3,585,000		12,880,497	15,660,918		32,426,415
	2015	300,000	3,485,000		3,600,328	10,622,133		18,007,461

(1)
Represents distributions received by KKR Holdings with respect to unvested KKR Holdings units that have been distributed to the named executive officer as bonus. The discretionary bonus payments in 2015, 2016 and 2017 were made by KKR Holdings and accordingly were not economically borne by us.

(2)
Stock awards reflected in the table above for each year presented represent the value of the restricted equity units and KKR Holdings units granted in such reporting period. For the fiscal years ended December 31, 2015, 2016 and 2017, restricted equity units presented in such reporting periods relate to the equity portion of the prior year's year-end bonus compensation and for the fiscal year ended December 31, 2015, also includes additional equity compensation granted for the fiscal year ended December 31, 2014, and in each case reflect the grant date fair value of restricted equity units. For the fiscal years ended December 31, 2016 and 2017, amounts relating to KKR Holdings units represent the original grant date fair value of KKR Holdings units, and for the fiscal year ended December 31, 2016, the incremental fair value of such KKR Holdings units, as of the modification in November 2016. Fair value of the restricted equity units and KKR Holdings units granted to our named executive officers and the incremental fair value relating to the modification of the KKR Holdings units are calculated in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation ("ASC Topic 718"). See Note 12 "Equity Based Compensation" to our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values (or incremental fair values) calculated under ASC Topic 718, and may not correspond to the actual value that will be recognized by our named executive officers. See "—Grants of Plan-Based Awards in 2017" for additional information regarding the restricted equity units and KKR Holdings units, including the modification of such units.

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

(4)
Consists of $67,846,230 in cash payments of carried interest from the carry pool during 2017; $40,000 in fees for Mr. Kravis's service as a KKR-designated director on the board of directors of First Data Corporation, a KKR portfolio company, during 2017; $212,041 related to Mr. Kravis's use of a car and driver during 2017; $361,000 related to certain personnel who administer personal matters for Mr. Kravis during 2017; and $25,000 related to tax preparation fees. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Kravis. Because we do not separately track personnel expenses based on whether they are incurred for business or for personal reasons, 100% of the preceding costs have been reported for Mr. Kravis.

(5)
Consists of $67,846,230 in cash payments of carried interest from the carry pool during 2017; $340,318 related to Mr. Roberts's use of a car and driver during 2016; $550,156 related to certain personnel who administer personal matters for Mr. Roberts during 2017; and $25,000 related to tax preparation fees. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Roberts. Because we do not separately track personnel expenses based on whether they are incurred for business or personal reasons, 100% of the preceding costs have been reported for Mr. Roberts.

(6)	Consists of cash payments of carried interest from the carry pool during 2017 and $25,000 related to tax preparation fees.

(7)	Messrs. Bae and Nuttall became our named executive officers in 2017, and therefore, only their compensation information for the fiscal year ended December 31, 2017 is provided in the table.

(8)
Following his departure from KKR, Mr. Fisher is permitted to continue to make investments in our funds on a no-fee and no-carry basis. See "Certain Relationships and Related Transactions, and Director Independence—Side-By-Side and Other Investments."

(9)	Includes $40,000 in fees for Mr. Nuttall's service as a KKR-designated director on the board of directors of First Data Corporation, a KKR portfolio company, during 2017.

Grants of Plan-Based Awards in 2017

The following table provides supplemental information relating to grants of equity awards in the year ended December 31, 2017 provided in our 2017 Summary Compensation Table.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($) (4)
Henry R. Kravis	11/02/17	2,500,000	(1)	$44,650,000
George R. Roberts	11/02/17	2,500,000	(1)	$44,650,000
Joseph Y. Bae	11/02/17	4,850,000	(1)	$84,972,000
	11/02/17	4,000,000	(2)	$36,330,000
Scott C. Nuttall	11/02/17	4,850,000	(1)	$84,972,000
	11/02/17	4,000,000	(2)	$36,330,000
William J. Janetschek	02/21/17	67,463	(3)	$967,419
David J. Sorkin	02/21/17	67,463	(3)	$967,419
Todd A. Fisher	02/21/17	117,173	(3)	$—	(5)

(1)
The amounts represent KKR Holdings units allocated in the fiscal year ended December 31, 2017. Each allocation of KKR Holdings units is subject to a service-based vesting condition, which is described under the caption "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of KKR Holdings Units" below.

(2)
The amounts represent restricted equity units granted under our Equity Incentive Plan in the fiscal year ended December 31, 2017 relating to the appointment of Messrs. Bae and Nuttall as our Co-Presidents and Co-Chief Operating Officers in 2017. Each grant of restricted equity units is subject to a service-based vesting condition or a market price-based vesting condition, which is described under the caption "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Restricted Equity Units" below.

(3)
The amounts represent restricted equity units granted under our Equity Incentive Plan in the fiscal year ended December 31, 2017 relating to the equity portion of the prior year's year-end bonus compensation. Each grant of restricted equity units is subject to a service-based vesting condition, which is described under the caption "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Restricted Equity Units" below.

(4)
The amounts represent the grant date fair value of the KKR Holdings units or restricted equity units, as applicable, as calculated in accordance with ASC Topic 718. See Note 12 "Equity Based Compensation" to our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this table. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by our named executive officers.

(5)				All of Mr. Fisher's unvested restricted equity units were forfeited upon his departure from KKR.

Narrative Disclosure to Summary Compensation Table and Grants of Plan‑ Based Awards
Terms of KKR Holdings Units
In general, KKR Holdings units vest over a three- to five-year period from their grant date, subject to continued service through each vesting date. Following this service-based vesting, certain KKR Holdings units may also be subject to transfer restrictions and/or minimum retained ownership requirements. Unvested KKR Holdings units are not entitled to receive any distributions that are declared and received on the underlying KKR Group Partnership Units. See "—KKR Holdings."

The KKR Holdings units granted to our Co‑Chief Executive Officers in November 2017 are subject to five year service-based vesting requirements and will vest in equal annual installments beginning on October 1, 2018 and ending October 1, 2022, in each case, subject to continued service through each vesting date (including full continued vesting upon death or disability and an additional two years of vesting following retirement), and will be subject to minimum retained ownership requirements but no transfer restriction requirements. The KKR Holdings units granted to our Co-Presidents/Co-Chief Operating Officers in November 2017 are subject to five year service-based vesting requirements and will vest on October 1 of each year as follows: 10% in 2018, 15% in 2019, 20% in 2020, 25% in 2021 and 30% in 2022, in each case, subject to continued service through each vesting date (including continued vesting upon death and disability), and will be subject to minimum retained ownership and transfer restriction requirements. As of February 21, 2018, 304,922,822 outstanding KKR Holdings units have vested, constituting 91% of the KKR Holdings units outstanding.

KKR Holdings units that are subject to transfer restrictions, unless waived, may not be sold, exchanged or otherwise transferred for a specified period of time following the initial vesting date and interests in such units will remain contingently vested during that time. The transfer restriction period typically lasts for (1) one year with respect to one-half of the units vesting on the vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date. Transfer restricted units become fully vested and transferable and may be exchanged into common units at the end of the transfer restriction period if the holder is not terminated for cause and has complied with the terms of his or her confidentiality and restrictive covenant agreement during the transfer restrictions period. See "Terms of Confidentiality and Restrictive Covenant Agreements" below.
Because KKR Holdings is a partnership, all of the 335,971,334 KKR Holdings units have been legally allocated, but the allocation of 199,929 of these units has not been communicated to each respective principal as of December 31, 2017. The units whose allocation has not been communicated are subject to performance-based vesting conditions, which include: (i) whether the principal is in good standing and has adhered to our policies and rules; (ii) performance of assigned tasks and duties in an effective, efficient and diligent manner; (iii) contribution and commitment to the growth, development and profitability of KKR and our business; (iv) contribution and commitment to our management and general administration; (v) contribution and commitment to the culture, business principles, reputation and morale of KKR as a whole and the team or teams to which the principal has been assigned; and (vi) contribution and commitment to our recruiting, business development, public image and marketing efforts and the professional development of our personnel. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its principals. It is anticipated that additional service‑based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. We applied the guidance of ASC Topic 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, we considered (1) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (2) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved and (3) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance‑based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance‑based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients' individual performance.
While employed by our firm, our principals, including our named executive officers, are also subject to minimum retained ownership rules that require them to continuously hold at least 25% of their cumulatively vested KKR Holdings units, unless waived.
The transfer and vesting restrictions and minimum retained ownership requirements applicable to KKR Holdings units may not be enforceable in all cases and can be waived, modified or amended by KKR Holdings at any time without our consent.
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
In general, restricted equity units are subject to a service-based vesting condition and vest in equal annual installments over a multi‑year period (generally three to five years) from a specified date, subject to the recipient's continued employment with us. Following this service-based vesting, certain restricted equity unit grant agreements may also subject the common units delivered upon settlement of such restricted equity units to transfer restrictions and/or minimum retained ownership requirements. Unvested restricted equity units granted under our Equity Incentive Plan are not entitled to receive distributions. Certain restricted equity unit grant agreements may also contain additional vesting requirements.
The restricted equity units granted to our Co-Presidents/Co-Chief Operating Officers in November 2017 are partly subject to service-based vesting condition and partly subject to a market price-based vesting condition. Of the 4,000,000 restricted equity units granted to each of our Co-Presidents/Co-Chief Operating Officers, 1,500,000 units are subject to five year service-

based vesting requirements and will vest on October 1 of each year as follows: 10% in 2018, 15% in 2019, 20% in 2020, 25% in 2021 and 30% in 2022, in each case, subject to continued service through each vesting date (including continued vesting upon death and disability). The remaining 2,500,000 restricted equity units are subject to a market price-based vesting condition, where all of such units will vest upon the market price of our common units reaching and maintaining a closing market price of $40.00 per common unit for a period of ten consecutive trading days on or prior to December 31, 2022, subject to the officer's continued service to the time of such vesting (including continued service vesting upon death and disability). These restricted equity units will be automatically forfeited upon the earlier of the officer's termination of service (except for death or disability) and the failure of the price condition to have been met by December 31, 2022. Following vesting, the common units received upon settlement of the restricted equity units will remain subject to minimum retained ownership and transfer restriction requirements.

The restricted equity units granted to Messrs. Janetschek, Sorkin and Fisher in the fiscal year ended December 31, 2017 are subject to three year service-based vesting requirements.

Common units delivered upon settlement of restricted equity units that are subject to transfer restrictions, unless waived, may not be sold, exchanged or otherwise transferred for a specified period of time following the vesting date. The transfer restriction period typically lasts for (1) one year with respect to one-half of the units vesting on such vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date. Transfer-restricted common units become saleable at the end of the transfer restriction period if the holder has not been terminated for cause and has not breached in any significant or intentional manner, as determined by the Administrator (as defined in "KKR & Co. L.P. Equity Incentive Plan—Administration"), the terms of his or her confidentiality and restrictive covenants contained in the grant agreement during the transfer restriction period. See "Terms of Confidentiality and Restrictive Covenant Agreements" below.
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
The restricted periods for our Co‑Chief Executive Officers expire two years from termination for both the prohibitions on competition with us and the prohibitions on the solicitations of our clients and employees. In cases where the Co-Chief Executive Officer is terminated involuntarily and for reasons not constituting cause, such periods are reduced to one year from termination. The restricted periods for our other named executive officers expire (1) in the case of the prohibitions on competition with us, 12 months from termination and (2) in the case of the prohibitions on the solicitation of our clients and employees, 18 months from termination. In cases where the named executive officer is terminated involuntarily and for reasons not constituting cause, such periods are reduced to 6 months and 9 months, respectively. In addition, under certain conditions the restricted periods applicable to the solicitation of our clients and employees are subject to reduction for any "garden leave" or "notice period" that an employee serves prior to termination of employment. These agreements also require that we, and our named executive officers, provide advance notice prior to termination of employment.
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

Outstanding Equity Awards at 2017 Fiscal Year‑End
The following table sets forth information concerning unvested restricted equity units and KKR Holdings units for each of the named executive officers as of December 31, 2017.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)
Henry R. Kravis	2,500,000 (2)	$52,650,000
George R. Roberts	2,500,000 (2)	$52,650,000
Joseph Y. Bae	10,341,659 (3)	$217,795,339
Scott C. Nuttall	10,546,390 (4)	$222,106,973
William J. Janetschek	619,545 (5)	$13,047,618
David J. Sorkin	620,926 (6)	$13,076,702
Todd A. Fisher	—	—

(1)	These amounts are based on the closing market price of our common units on the last trading day of the year ended December 31, 2017, of $21.06 per common unit.

(2)	Includes 2,500,000 KKR Holdings units granted to each of Messrs. Kravis and Roberts on November 2, 2017, which will vest in five equal annual installments, beginning on October 1, 2018.

(3)
Includes (i) 145,370 KKR Holdings units granted on January 28, 2015, which will vest on April 1, 2018; (ii) 52,595 KKR Holdings units granted on January 25, 2016, which will vest on April 1, 2018; (iii) 67,032 KKR Holdings units granted on December 31, 2016, which will vest on April 1, 2018; (iv) 52,596 KKR Holdings units granted on January 25, 2016, which will vest on April 1, 2019; (v) 67,033 KKR Holdings units granted on December 31, 2016, which will vest on April 1, 2019; (vi) 67,033 KKR Holdings units granted on December 30, 2016, which will vest on April 1, 2020; (vii) 1,040,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2018, May 1, 2019, May 1, 2020 and May 1, 2021; (viii) 4,850,000 KKR Holdings units granted on November 2, 2017, which will vest on October 1 of each year as follows: 10% in 2018, 15% in 2019, 20% in 2020, 25% in 2021 and 30% in 2022; and (ix) 4,000,000 restricted equity units granted on November 2, 2017, of which (a) 1,500,000 units will vest on October 1 of each year as follows: 10% in 2018, 15% in 2019, 20% in 2020, 25% in 2021 and 30% in 2022 and (b) 2,500,000 units will vest upon the market price of our common units reaching and maintaining a market price of $40.00 per common unit for a period of ten consecutive trading days on or prior to December 31, 2022.

(4)
Includes (i) 159,958 KKR Holdings units granted on January 28, 2015, which will vest on April 1, 2018; (ii) 48,648 KKR Holdings units granted on January 25, 2016, which will vest on April 1, 2018; (iii) 53,045 KKR Holdings units granted on December 31, 2016, which will vest on April 1, 2018; (iv) 48,649 KKR Holdings units granted on January 25, 2016, which will vest on April 1, 2019; (v) 53,045 KKR Holdings units granted on December 31, 2016, which will vest on April 1, 2019; (vi) 53,045 KKR Holdings units granted on December 30, 2016, which will vest on April 1, 2020; (vii) 1,280,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2018, May 1, 2019, May 1, 2020 and May 1, 2021; (viii) 4,850,000 KKR Holdings units granted on November 2, 2017, which will vest on October 1 of each year as follows: 10% in 2018, 15% in 2019, 20% in 2020, 25% in 2021 and 30% in 2022; and (ix) 4,000,000 restricted equity units granted on November 2, 2017, of which (a) 1,500,000 units will vest on October 1 of each year as follows: 10% in 2018, 15% in 2019, 20% in 2020, 25% in 2021 and 30% in 2022 and (b) 2,500,000 units will vest upon the market price of our common units reaching and maintaining a market price of $40.00 per common unit for a period of ten consecutive trading days on or prior to December 31, 2022.

(5)
Includes (i) 73,597 restricted equity units granted on February 23, 2015, which will vest on April 1, 2018; (ii) 38,485 restricted equity units granted on February 23, 2016, which will vest in equal installments on April 1, 2018 and April 1, 2019; and (iii) 440,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2018, May 1, 2019, May 1, 2020 and May 1, 2021; and (iv) 67,463 restricted equity units granted on February 21, 2017, which will vest in equal installments on April 1, 2018, April 1, 2019 and April 1, 2020.

(6)
Includes (i) 73,597 restricted equity units granted on February 23, 2015, which will vest on April 1, 2018; (ii) 39,866 restricted equity units granted on February 23, 2016, which will vest in equal installments on April 1, 2018 and April 1, 2019; and (iii) 440,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2018, May 1, 2019, May 1, 2020 and May 1, 2021; and (iv) 67,463 restricted equity units granted on February 21, 2017, which will vest in equal installments on April 1, 2018, April 1, 2019 and April 1, 2020.

Option Exercises and Stock Vested in 2017
The following table sets forth information concerning the vesting of KKR Holdings units and restricted equity units held by each of our named executive officers during the year ended December 31, 2017.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Henry R. Kravis	—	—
George R. Roberts	—	—
Joseph Y. Bae	496,626	$9,227,692
Scott C. Nuttall	567,267	$10,555,677
William J. Janetschek	215,750	$4,006,823
David J. Sorkin	215,960	$4,010,651
Todd A. Fisher	316,333	$5,887,351

(1)
The amounts reflected in this column represent KKR Holdings units and common units delivered upon vesting, a portion of which are subject to one‑ and two-year transfer restrictions upon vesting. See "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of KKR Holdings Units" and "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Restricted Equity Units" for additional terms, including with respect to the transfer of certain restrictions from the restricted equity units to employees' KKR Holdings units.

(2)	These amounts are based on the closing market price of our common units on each respective vesting date.
Pension Benefits for 2017
We provided no pension benefits during the fiscal year ended December 31, 2017.
Nonqualified Deferred Compensation for 2017
We provided no defined contribution plan for the deferral of compensation on a basis that is not tax‑qualified during the fiscal year ended December 31, 2017.
Potential Payments Upon Termination or Change in Control
Upon termination of employment, vesting generally ceases for KKR Holdings units and restricted equity units that have not vested. In addition, transfer-restricted vested KKR Holdings units and, if applicable, transfer-restricted equity units (which term includes the transfer-restricted common units that may be delivered upon settlement of such restricted equity units) remain subject to transfer restrictions for one- and two-year periods, except as described below. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information regarding KKR Holdings units and transfer-restricted equity units of our named executive officers.
An employee who retires after the first date on which his or her age plus years of service to KKR equals 80 ("qualified retirement") will continue to vest in his or her unvested KKR Holdings units and restricted equity units for an additional two years following retirement, subject to compliance, if applicable, with the requirement that the holder not violate the terms and conditions of his or her confidentiality and restrictive covenants during the period in which such KKR Holdings unit or restricted equity unit, if applicable, remains transfer restricted over one-and two-year periods. None of our named executive officers had a qualified retirement in the fiscal year ended December 31, 2017.
Upon death or permanent disability, a holder of KKR Holdings units or restricted equity units becomes immediately vested in all unvested KKR Holdings units and restricted equity units, respectively, which become permitted to be exchanged after the scheduled vesting dates or will be settled on the scheduled vesting dates, respectively. In addition, upon a change in control of KKR, a holder of KKR Holdings units and restricted equity units becomes immediately vested in all unvested KKR Holdings units and restricted equity units, respectively, which become permitted to be exchanged after the scheduled vesting dates or will be settled on the scheduled vesting dates, respectively. The values of unvested KKR Holdings units and restricted equity units held by the named executive officers as of December 31, 2017 are set forth above in "Outstanding Equity Awards at 2017 Fiscal Year-End."
Upon termination of employment, vesting generally ceases for carried interest allocations. In addition, carried interest allocations become immediately vested upon death or permanent disability.
Pay Ratio Disclosure
For the fiscal year ended December 31, 2017:

•	the median of the annual total compensation of all employees of our company (other than Messrs. Kravis and Roberts, who are our Co-Chief Executive Officers) was $265,000;

•	the annual total compensation of Messrs. Kravis and Roberts were $113,434,271 and $113,711,704, respectively; and

•
the ratio of the annual total compensation of our Co-Chief Executive Officers to the median of the annual total compensation of all other employees was 429 to 1 (which includes the special allocation of KKR Holdings units to each of our Co-Chief Executive Officers in 2017, as described in “—Compensation Elements—Year-end Bonus Compensation").

To identify the median employee for the purpose of providing the information above, we examined the compensation of all our employees (other than our Co-Chief Executive Officers) as of December 31, 2017 using, based on our payroll records, a consistently applied compensation measure consisting of such employees' annual salary, annual cash bonus, actual overtime, carried interest payouts and equity granted. Employees on unpaid leave of absence, employees who gave notice of departure and were not part of the regular year-end compensation process, and certain employees who joined us in connection with an acquisition consummated in 2017 were excluded from the calculation. Compensation of employees who were employed for less than the full year of 2017 were annualized, if they were part of the regular year-end compensation process. We reviewed all compensation in U.S. dollars, using the relevant exchange rate for any compensation paid in other currencies. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our principal executive officers as set forth in "—Summary Compensation Table—2017 Summary Compensation Table." As noted in “—Compensation Elements—Year-end Bonus Compensation," Messrs. Kravis and Roberts did not receive any year-end bonus compensation in 2017, and the distributions payable with respect to their vested KKR Holdings units are not considered compensation and accordingly are not included in the pay ratio calculation above.

Director Compensation
We limit compensation for service on our Managing Partner's board of directors to the independent directors. Each independent director receives (1) an annual cash retainer of $75,000, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and (4) an additional annual cash retainer of $25,000 if such independent director serves as the chairman of the audit committee. Cash retainers are pro-rated if, during the fiscal year, a director joins or resigns from the board of directors of our Managing Partner, a director joins or resigns from a committee or the amount of a retainer is increased or decreased. In addition, on October 27, 2017, 7,372 restricted equity units were granted to each independent director pursuant to our Equity Incentive Plan.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
David C. Drummond	75,000	150,000	225,000
Joseph A. Grundfest	125,000	150,000	275,000
John B. Hess	75,000	150,000	225,000
Patricia F. Russo	75,000	150,000	225,000
Thomas M. Schoewe	100,000	150,000	250,000
Robert W. Scully	115,000	150,000	265,000

(1)
Represents the aggregate grant date fair value of restricted equity units granted to each of the independent directors during the year ended December 31, 2017 as calculated in accordance with ASC Topic 718. See Note 12 "Equity Based Compensation" to our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

The following table details grants of restricted equity units to each independent director of our Managing Partner in the fiscal year ended December 31, 2017. The table includes the grant date and grant date fair value of 2017 restricted equity units and the aggregate number of unvested restricted equity units as of December 31, 2017 owned by each independent director who served as a director during the year ended December 31, 2017:

Name	Grant Date (1)	Stock Awards (#)	Grant Date Fair Value ($) (2)	Total Number of Unvested Restricted Equity Awards on December 31, 2017 (#)
David C. Drummond	10/27/2017	7,372	150,000	7,372
Joseph A. Grundfest	10/27/2017	7,372	150,000	7,372
John B. Hess	10/27/2017	7,372	150,000	7,372
Patricia F. Russo	10/27/2017	7,372	150,000	7,372
Thomas M. Schoewe	10/27/2017	7,372	150,000	7,372
Robert W. Scully	10/27/2017	7,372	150,000	7,372

(1)	The restricted equity awards were granted on October 27, 2017 and vest on October 1, 2018, subject to the grantee's continued service through the vesting date.

(2)
This column represents the grant date fair value of restricted equity units granted to each of the independent directors during the year ended December 31, 2017 as calculated in accordance with ASC Topic 718. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

KKR & Co. L.P. Equity Incentive Plan
Our Managing Partner has adopted the KKR & Co. L.P. 2010 Equity Incentive Plan, which is referred to as our Equity Incentive Plan.
Administration
The board of directors of our Managing Partner administers our Equity Incentive Plan. However, the board of directors of our Managing Partner may delegate such authority, including to a committee or subcommittee of the board of directors. Under the terms of our Equity Incentive Plan, the board of directors of our Managing Partner, or the committee or subcommittee thereof to whom authority to administer our Equity Incentive Plan has been delegated, as the case may be, is referred to as the "Administrator." The Administrator determines who will receive awards under our Equity Incentive Plan, as well as the form of the awards, the number of units underlying the awards and the terms and conditions of the awards, consistent with the terms of our Equity Incentive Plan. The Administrator has full authority to interpret and administer our Equity Incentive Plan and its determinations will be final and binding on all parties concerned. The Administrator may delegate the authority to grant awards and the day-to-day administration of the plan to any of our employees. Grants of equity awards to our named executive officers under our Equity Incentive Plan are made only by our Managing Partner's board of directors.
Common Units Subject to our Equity Incentive Plan
The total number of our common units that may be issued under our Equity Incentive Plan as of the effective date of the plan was equivalent to 15% of the number of fully diluted and exchanged common units outstanding as of such date; provided that beginning with the first fiscal year after our Equity Incentive Plan became effective and continuing with each subsequent fiscal year occurring thereafter, the aggregate number of common units covered by the plan will be increased, on the first day of each fiscal year of KKR & Co. L.P. occurring during the term of the plan, by a number of common units equal to the positive difference, if any, of (x) 15% of the aggregate number of common units outstanding (on a fully-diluted and exchanged basis) on the last day of the immediately preceding fiscal year minus (y) the aggregate number of common units available for issuance under the plan as of the last day of such year, unless the Administrator should decide to increase the number of common units covered by the plan by a lesser amount on any such date.
Options and Unit Appreciation Rights
The Administrator may award non‑qualified unit options and unit appreciation rights under our Equity Incentive Plan. Options and unit appreciation rights granted under our Equity Incentive Plan will become vested and exercisable at such times and upon such terms and conditions as may be determined by the Administrator at the time of grant, but no option or unit appreciation right will be exercisable for a period of more than ten years after it is granted. The exercise price per common unit will be determined by the Administrator, provided that options and unit appreciation rights granted to participants who are U.S. taxpayers (i) will not be granted with an exercise price less than 100% of the fair market value per underlying common unit on the date of grant and (ii) will not be granted unless the common unit on which it is granted constitutes equity of the participant's "service recipient" within the meaning of Section 409A of the Code. To the extent permitted by the Administrator, the exercise price of an option may be paid in cash or its equivalent, in common units having a fair market value equal to the aggregate exercise price and satisfying such other requirements as may be imposed by the Administrator, partly in cash and partly in common units or through net settlement in common units. As determined by the Administrator, unit appreciation rights may be settled in common units, cash or any combination thereof.
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

Henry R. Kravis George R. Roberts Joseph Y. Bae Scott C. Nuttall David C. Drummond Joseph A. Grundfest John B. Hess Patricia F. Russo Thomas M. Schoewe Robert W. Scully

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
The numbers of common units and KKR Group Partnership Units outstanding and the percentage of beneficial ownership are based on 486,800,395 common units issued and outstanding and 335,971,334 KKR Group Partnership Units that are exchangeable for our common units as of February 21, 2018. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of February 21, 2018. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

	Common Units Beneficially Owned (1)		KKR Group Partnership Units and Special Voting Units Beneficially Owned (1)(2)		Percentage of Combined Beneficial
Name (3)	Number	Percent	Number	Percent	Ownership (4)
KKR Holdings (5)	2,677	*	335,971,334	100.0%	40.8%
ValueAct Capital MFB Holdings, L.P. (6)	49,700,000	10.2%	—	—	6.0
FMR LLC (7)	33,735,482	6.9	—	—	4.1
Henry R. Kravis (5)(8)(9)	6,965,126	1.4	335,971,334	100.0	41.7
George R. Roberts (5)(8)(9)	5,878,998	1.2	335,971,334	100.0	41.6
Joseph Y. Bae (10)	385,978	*	8,170,735	2.4	1.0
Scott C. Nuttall (10)	564,265	*	11,046,555	3.3	1.4
David C. Drummond	24,967	*	—	—	*
Joseph A. Grundfest	59,583	*	—	—	*
John B. Hess	133,183	*	—	—	*
Patricia F. Russo	52,583	*	—	—	*
Thomas M. Schoewe	60,183	*	—	—	*
Robert W. Scully	114,583	*	—	—	*
William J. Janetschek (10)	115,326	*	3,110,000	*	*
David J. Sorkin (10)	225,886	*	3,133,593	*	*
Todd A. Fisher (10)	211,302	*	9,468,035	2.8	1.2
Directors and executive officers as a group (12 persons)	9,910,818	2.0%	335,971,334	100.0%	42.0%

*	Less than 1.0%.

(1)
KKR Group Partnership Units held by KKR Holdings are exchangeable (together with the corresponding special voting units) for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications and in compliance with lock-up, vesting and transfer restrictions as described under "Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement." Beneficial ownership of KKR Group Partnership Units reflected in this table has not also been reflected as beneficial ownership of our common units for which such KKR Group Partnership Units may be exchanged.

(2)
On any matters that may be submitted to a vote of our unitholders, the special voting units provide their holders with a number of votes that is equal to the aggregate number of KKR Group Partnership Units that such holders hold and entitle such holders to participate in the vote on the same basis as our unitholders.

(3)	The address of each director and executive officer is c/o KKR Management LLC, 9 West 57th Street, Suite 4200, New York, New York 10019.

(4)
This column assumes the exchange of KKR Group Partnership Units beneficially owned into common units and a number of outstanding common units calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act.

(5)
KKR Holdings owns, beneficially or of record, an aggregate of 2,677 common units and 335,971,334 exchangeable KKR Group Partnership Units. Our principals hold interests in KKR Holdings that will entitle them to participate in the value of the KKR Group Partnership Units held by KKR Holdings. KKR Holdings is a limited partnership that is controlled by KKR Holdings GP Limited, its sole general partner, which has investment control over all KKR Group Partnership Units and common units held by KKR Holdings and voting control over all special voting units held by KKR Holdings. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except to the extent of his own pecuniary interest therein. Messrs. Kravis and Roberts, by virtue of their rights under the organizational documents of KKR Holdings GP Limited (the general partner of KKR Holdings), may be deemed to share dispositive and/or voting power with respect to the KKR Group Partnership Units, special voting units and common units held by KKR Holdings. Mr. Kravis disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 82,814,740 KKR Group Partnership Units in which he and certain related entities he controls have a pecuniary interest. Mr. Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 87,277,805 KKR Group Partnership Units in which he and certain related entities he controls have a pecuniary interest. The address of KKR Holdings is c/o KKR Management LLC, 9 West 57th Street, Suite 4200, New York, New York 10019.

(6)
Based on a Form 4 filed with the SEC on February 13, 2018 and a Schedule 13D/A filed with the SEC on November 29, 2017, common units reported as beneficially owned by ValueAct Capital MFB Holdings, L.P. are also reported as indirectly beneficially owned by (i) ValueAct Capital Master Fund, L.P. as sole limited partner of ValueAct Capital MFB Holdings, L.P., (ii) VA Partners I, LLC as general partner of ValueAct Capital MFB Holdings, L.P. and ValueAct Capital Master Fund, L.P., (iii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital Master Fund, L.P., (iv) ValueAct Capital Management, LLC as general partner of ValueAct Capital Management, L.P., (v) ValueAct Holdings, L.P. as the sole owner of the limited partnership interests of ValueAct Capital Management, L.P. and the membership interests of ValueAct Capital Management, LLC and as the majority owner of the membership interests of VA Partners I, LLC and (vi) ValueAct Holdings GP, LLC as general partner of ValueAct Holdings, L.P. ValueAct Capital MFB Holdings, L.P. is reported as having shared power to vote or to direct the vote, and shared power to dispose or direct the disposition of, such shares of common units, with VA Partners I, LLC, ValueAct Capital Master Fund, L.P., ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P. and ValueAct Holdings GP, LLC. The address of these beneficial owners is One Letterman Drive, Building D, Fourth Floor, San Francisco, California 94129.

(7)
Based on a Schedule 13G/A filed with the SEC on February 13, 2018, FMR LLC and Abigail P. Johnson may be deemed to beneficially own and have the sole power to dispose or to direct the disposition of 33,735,482 common units. The address of these beneficial owners is 245 Summer Street, Boston, Massachusetts 02210. Certain affiliates of Fidelity provide services to us in connection with the investment management, record keeping and administration of our Equity Incentive Plan and our retirement savings plans for which they received customary fees and expenses not in excess of $1.2 million, although certain of these fees are paid by participants in the respective plans. Affiliates of Fidelity have invested or committed to invest approximately $95.0 million as of December 31, 2017, in our investment vehicles. Fidelity and its affiliates have in the past and may in the future participate in offerings, syndications or similar transactions with our capital markets business, including in certain cases where equity of KKR portfolio companies are offered to Fidelity's retail and institutional brokerage customers, on the same terms and conditions provided to other participants in such transactions. For the year ended December 31, 2017, in connection with such transactions affiliates of Fidelity received selling concessions of less than $650,000 in the aggregate, which were borne by the underwriters in such transactions. Affiliates of Fidelity may also sell common units owned by our employees, including our executive officers and directors, in ordinary brokerage transactions from time to time.

(8)
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

(10)	The common units above for Messrs. Janetschek and Sorkin include 115,326 and 116,017 restricted equity units, respectively, that will vest within 60 days of February 21, 2018.
Our Managing Partner
Our Managing Partner's outstanding limited liability company interests consist of Class A shares, which are entitled to vote on the election and removal of directors and all other matters that have not been delegated to the board of directors or reserved for the vote of Class B members, and Class B shares, which are entitled to vote only with respect to any matter requiring the approval of holders of voting interests held directly or indirectly by us in the general partners of our non‑U.S. funds. Notwithstanding the number of Class A shares held by the Class A members, under our Managing Partner's limited liability company agreement, Messrs. Kravis and Roberts, as the designated members of KKR Management LLC, are deemed to represent a majority of the Class A shares outstanding when acting together for purposes of voting on matters upon which holders of Class A shares are entitled to vote. Messrs. Kravis and Roberts may, in their discretion, designate one or more holders of Class A shares to hold such voting power and exercise all of the rights and duties of Messrs. Kravis and Roberts under our Managing Partner's limited liability company agreement. While Messrs. Kravis and Roberts historically have acted with unanimity when managing our business, they have not entered into any agreement relating to the voting of their Class A shares. All of our Managing Partner's other Class A shares are held by our other senior employees. Our Managing Partner's Class B shares are divided equally among twelve employees, each of whom holds less than 10% of the voting power of the Class B shares. None of the shares in our Managing Partner provide these holders with economic interests in our business. See also "Risk Factors—Risks Related to Our Common Units—Our limited partnership agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our Managing Partner and limit remedies available to unitholders for actions that might otherwise constitute a breach of duty. It will be difficult for unitholders to successfully challenge a resolution of a conflict of interest by our Managing Partner or by its conflicts committee." In addition, see "Risk Factors—Risks Related to Our Organizational Structure—We are a Delaware limited partnership, and there are certain provisions in our limited partnership agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law ('DGCL') in a manner that may be less protective of the interests of our common unitholders."

Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under our Equity Incentive Plan as of December 31, 2017.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (2)
Equity Compensation Plans Approved by Security Holders	51,475,176	—	27,313,068
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	51,475,176	—	27,313,068

(1)	Reflects the aggregate number of restricted equity units granted under our Equity Incentive Plan and outstanding as of December 31, 2017.

(2)
The aggregate number of common units covered by our Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units outstanding (on a fully diluted basis and exchanged) on the last day of the immediately preceding fiscal year minus (b) the aggregate number of common units available for issuance under our Equity Incentive Plan as of such date (unless the Administrator should decide to increase the number of common units covered by the plan by a lesser amount). We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by our Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, upon issuance pursuant to our Equity Incentive Plan, these common units will be available for sale in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following description is a summary of the material terms of the agreements described below, and does not contain all of the information that you may find useful. For additional information, you should read the copies of our exchange agreement, our registration rights agreement, our tax receivable agreement and the limited partnership agreements of the KKR Group Partnerships, all of which have been incorporated by reference as exhibits to this report.

Exchange Agreement

We have entered into an exchange agreement with KKR Holdings, the entity through which certain of our employees, including Messrs. Kravis, Roberts, Bae, Nuttall, Janetschek and Sorkin, hold their KKR Group Partnership Units, pursuant to which KKR Holdings or certain transferees of its KKR Group Partnership Units may, on a quarterly basis (subject to the terms of the exchange agreement), exchange KKR Group Partnership Units held by them (together with corresponding special voting units) for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. At the election of certain of our intermediate holding companies that are partners of the KKR Group Partnerships, the intermediate holding companies may settle exchanges of KKR Group Partnership Units with cash in an amount equal to the fair market value of the common units that would otherwise be deliverable in such exchanges. To the extent that KKR Group Partnership Units held by KKR Holdings or its transferees are exchanged for our common units, our interests in the KKR Group Partnerships will be correspondingly increased. Any common units received upon such exchange will be subject to any restrictions that were applicable to the exchanged KKR Group Partnership Units, including any applicable transfer restrictions. During the year ended December 31, 2017, 17,786,064 KKR Group Partnership Units were exchanged for our common units pursuant to this agreement.

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

Registration Rights Agreement

In connection with our NYSE listing, we entered into a registration rights agreement with KKR Holdings pursuant to which we granted KKR Holdings, its affiliates and transferees of its KKR Group Partnership Units the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our common units (and other securities convertible into or exchangeable or exercisable for our common units) held or acquired by them. Under the registration rights agreement, holders of registration rights will have the right to request us to register the common units received upon the exchange of their KKR Holdings units and the sale of such common units and also have the right to require us to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period. In addition, holders of registration rights will have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other holders of registration rights or initiated by us. On October 1, 2010, the registration statement we filed pursuant to this agreement was declared effective, and a post-effective amendment was declared effective on September 21, 2011. As of December 31, 2017, 335,971,334 common units remain unissued under that registration statement.

Tax Receivable Agreement

We and one or more of our intermediate holding companies may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. KKR Management Holdings L.P. has made an election under Section 754 of the Code, which will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for common units occurs. Certain of these exchanges are expected to result in an increase in certain of our intermediate holding companies' share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax our intermediate holding companies would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We have entered into a tax receivable agreement with KKR Holdings requiring our intermediate holding companies to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that our intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings our intermediate holding companies actually realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. This payment obligation is an obligation of the intermediate holding companies and not of any KKR Group Partnership. As such, the cash distributions to common unitholders may vary from holders of KKR Group Partnership Units (held by KKR Holdings and others) to the extent payments are made under the tax receivable agreement to exchanging holders of KKR Group Partnership Units. As the payments reflect actual tax savings received by KKR entities, there may be a timing difference between the tax savings received by KKR entities and the cash payments to exchanging holders of KKR Group Partnership Units. We expect the intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. In the event that other of our current or future subsidiaries become taxable as corporations and acquire KKR Group Partnership Units in the future, or if we become taxable as a corporation for U.S. federal income tax purposes, we expect that each will become subject to a tax receivable agreement with substantially similar terms.

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

• the price of our common units at the time of the exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of the KKR Group Partnerships is directly proportional to the price of our common units at the time of the exchange;

• the extent to which such exchanges are taxable—if an exchange is not taxable for any reason (for instance, in the case of a charitable contribution), increased deductions will not be available; and

• the amount of tax, if any, our intermediate holding company is required to pay aside from any tax benefit from the exchanges, and the timing of any such payment—if our intermediate holding companies do not have taxable income aside from any tax benefit from the exchanges, they will not be required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been actually realized.

We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnerships, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon our principals' continued ownership of us and are required to be made within 90 days of the filing of the tax returns of our intermediate holding companies. For the year ended December 31, 2017, no payments were made to our principals, including our executive officers, or KKR Holdings. The independent directors of our board of directors are not eligible to receive payments under the tax receivable agreement.

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

Pursuant to the limited partnership agreements of the KKR Group Partnerships, our partnership, as the controlling general partner of KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., have the indirect right to determine when distributions will be made to the holders of KKR Group Partnership Units and the amount of any such distributions.

On March 17, 2016, in connection with the issuance of the Series A Preferred Units and on June 20, 2016, in connection with the issuance of the Series B Preferred Units, the limited partnership agreements of the KKR Group Partnerships were amended to provide for preferred units with economic terms designed to mirror those of the Series A Preferred Units and Series B Preferred Units.

The limited partnership agreements of the KKR Group Partnerships provide for tax distributions to the holders of KKR Group Partnership Units if the general partners of the KKR Group Partnerships determine that distributions from the KKR Group Partnerships would otherwise be insufficient to cover the tax liabilities of a holder of a KKR Group Partnership Unit. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the relevant partnership allocable to a holder of a KKR Group Partnership Unit multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income).

The limited partnership agreements of the KKR Group Partnerships authorize the general partners of the KKR Group Partnerships to issue an unlimited number of additional securities of the KKR Group Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the KKR Group Partnerships Units, and which may be exchangeable for KKR Group Partnership Units.

Firm Use of Private Aircraft

Certain of our senior employees, including Messrs. Kravis and Roberts, own aircraft that we use for business purposes in the ordinary course of our operations. These senior employees paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. We incurred $3.9 million for the use of these aircraft during the year ended December 31, 2017, of which substantially all was paid to entities collectively controlled by Messrs. Kravis and Roberts.

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

In addition, certain of our current and former employees and certain other qualifying personnel are permitted to invest, and have invested, their own capital in our funds, in side-by-side investments with our funds and the firm, as well as in funds managed by our strategic manager partnerships. Side-by-side investments are investments generally made on the same terms and conditions as those available to the applicable fund or the firm and, they, together with their investments in our funds or the funds managed by our strategic manager partnerships, are not generally subject to management fees or a carried interest. The cash invested by our current and former employees and certain other qualifying personnel and their investment vehicles aggregated to $505.1 million for the year ended December 31, 2017, of which $43.3 million, $39.0 million, $22.4 million, $7.3 million, $2.8 million, $0.8 million and $5.3 million was invested by Messrs. Kravis, Roberts, Bae, Nuttall, Janetschek, Sorkin and Fisher and their investment vehicles, respectively. These investments are not included in the accompanying consolidated financial statements. In addition, our funds invested $9.2 million in 2017 from the commitments of certain investment vehicles associated with Mr. Hess. Such investments associated with Mr. Hess were made on the same terms and conditions as for other fund investors including management fees and/or a carried interest applicable to the relevant fund.

Indemnification of Directors, Officers and Others

Under our limited partnership agreement, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: (a) our Managing Partner; (b) any former Managing Partner; (c) any person who is or was an affiliate of our Managing Partner or any former Managing Partner; (d) any person who is or was a member, partner, Tax Matters Partner (as defined in the Code), officer, director, employee, agent, fiduciary or trustee of our partnership or our subsidiaries, any KKR Group Partnership, our Managing Partner or any former Managing Partner or any affiliate of us or our subsidiaries, our Managing Partner or any former Managing Partner; (e) any person who is or was serving at the request of our Managing Partner or any former Managing Partner or any affiliate of our Managing Partner or any former Managing Partner as an officer, director, employee, member, partner, Tax Matters Partner, agent, fiduciary or trustee of another person (provided that a person shall not be an indemnitee by reason of providing, on a fee-for-services basis or similar arms-length compensatory basis, agency, advisory, consulting, trustee, fiduciary or custodial services); or (f) any person designated by our Managing Partner as an indemnitee. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings. Any indemnification under these provisions will only be out of our assets. Unless it otherwise agrees, our Managing Partner will not be liable for, or have any obligation to contribute or loan any monies or property to us to enable us to effectuate, indemnification. The indemnification of the persons described above shall be secondary to any indemnification such person is entitled from another person or the relevant KKR fund to the extent applicable. We may purchase insurance against liabilities asserted against and expenses incurred by persons in connection with our activities, regardless of whether we would have the power to indemnify the person against liabilities under our limited partnership agreement. We currently maintain liability insurance for directors and officers of our Managing Partner.

Each member of the board of directors, each as an indemnitee, has entered into an indemnification agreement with our Managing Partner and us. Each indemnification agreement provides that the indemnitee, subject to the limitations set forth in each indemnification agreement, shall be indemnified and held harmless by our Managing Partner on an after-tax basis from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising from any and all threatened, pending or completed claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, and whether formal or informal and including appeals, in which the indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of being or having been or having agreed to serve as a member of the board of directors, or while serving as a member of the board of directors, being or having been serving or having agreed to serve at the request of our Managing Partner as a director, officer, employee or agent (which, for purposes hereof, shall include a trustee, partner or manager or similar capacity) of another corporation, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise, whether arising from acts or omissions to act occurring on, before or after the date of such indemnification agreement. Each indemnification agreement provides that the indemnitee shall not be indemnified and held harmless if there has been a final and non-appealable judgment entered by an arbitral tribunal or court of competent jurisdiction determining that, in respect of the matter for which the indemnitee is seeking indemnification pursuant to the indemnification agreement, the indemnitee acted in bad faith or engaged in fraud or willful misconduct.

Guarantee of Contingent Obligations to Fund Partners; Indemnification

The partnership documents governing KKR's carry-paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, real estate, direct lending, special situations and core investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the KPE Transaction, as of December 31, 2017, $19.2 million carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2017 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,920.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then-estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations made to date, however, it is no longer possible for the principals to be required to pay any such clawback obligation. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and principals who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third-party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

Facilities

Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior employees who are not executive officers of the Company, are partners in a real-estate based partnership that maintains an ownership interest in our Menlo Park location. Payments made from us to this partnership aggregated $7.6 million for the year ended December 31, 2017.

Confidentiality and Restrictive Covenant Agreements

Our employees have entered into confidentiality and restrictive covenant agreements that include prohibitions on our employees competing with us or soliciting clients or employees of our firm during a restricted period following their departure from the firm. For further information on these agreements, see "Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017—Terms of Confidentiality and Restrictive Covenant Agreements."

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

Statement of Policy Regarding Transactions with Related Persons

The board of directors of our Managing Partner adopted a written statement of policy for our partnership regarding transactions with related persons (our "related person policy"). Our related person policy requires that a "related person" (as defined as in Item 404(a) of Regulation S-K) must promptly disclose to our General Counsel or other designated person any "related person transaction" (defined as any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, including, without limitation, any loan, guarantee of indebtedness, transfer or lease of real estate, or use of company property) that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Those individuals will then communicate that information to the board of directors of our Managing Partner. No related person transaction will be consummated without the approval or ratification of a committee of the board consisting exclusively of disinterested directors; provided, however, the conflicts committee of our board of directors has pre-approved: certain ordinary course transactions with persons known to us to beneficially own more than 5% of our outstanding common units on terms generally not less favorable as obtained from other third parties, including investments in our funds as limited partners and participation in capital markets transactions like underwritings and syndications; the renewal of pre-existing strategic relationships with an owner of more than 5% of our outstanding common units; the use of aircraft owned by our senior employees for business purposes; certain investments by eligible employees in our funds, in side-by-side investments with our funds and the firm, as well as in funds managed by our strategic manager partnership; and certain pro rata cash contributions to the KKR Group Partnerships for cash management purposes. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.

Director Independence

Please see "Directors, Executive Officers and Corporate Governance—Independence and Composition of the Board of Directors" for information on director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited or their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2017 and 2016.

	For the Year Ended December 31, 2017
	KKR		Completed Transactions
	(in thousands)
Audit Fees	$21,197	(a)	$—
Audit-Related Fees	$11,432	(b)	$13,603	(d)
Tax Fees	$33,946	(c)	$8,034	(d)
All Other Fees	$24	(e)	$—

	For the Year Ended December 31, 2016
	KKR		Completed Transactions
	(in thousands)
Audit Fees	$22,068	(a)	$—
Audit-Related Fees	$6,854	(b)	$6,769	(d)
Tax Fees	$30,804	(c)	$5,478	(d)
All Other Fees	$—		$—

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

(b)
Audit-Related Fees primarily included merger, acquisition and investment due diligence services for strategic acquisitions or investments in target companies for in-process transactions and transactions not completed.

(c)
Tax Fees consisted of fees for services rendered for tax compliance, planning and advisory services as well as tax fees for merger, acquisition and investment due diligence services for strategic acquisitions or investments in target companies for in-process transactions and transactions not completed.

(d)
Audit-Related Fees and Tax Fees included merger, acquisition, and investment due diligence services for strategic acquisitions or investments in portfolio companies that have been completed. In addition, the Deloitte Entities provided audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company's management and are not included in the amounts presented here.

(e)	All Other Fees in 2017 included real estate advisory services.

Our audit committee charter, which is available on our website at www.kkr.com under "Investor Center - KKR & Co. L.P. - Corporate Governance -Audit Charter", requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, Tax, and All Other categories above were approved by the audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Annual Report.

1.         Financial Statements

See Item 8 above.

2.         Financial Statement Schedules:

See Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2017, 2016 and 2015 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

3.         Exhibits:

2.1
Merger Agreement, dated as of December 16, 2013, among KKR & Co. L.P., KKR Fund Holdings L.P., Copal Merger Sub LLC, a Delaware limited liability company and KKR Financial Holdings LLC (incorporated by reference to Exhibit 2.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on December 17, 2013).

3.1	Certificate of Limited Partnership of KKR & Co. L.P. (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Registration Statement on Form S-1 (File No. 333-165414) filed on March 12, 2010).

3.2	Third Amended and Restated Limited Partnership Agreement of KKR & Co. L.P. (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on June 20, 2016).

3.3	Certificate of Formation of KKR Management LLC (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1 (File No. 333-165414) filed on March 12, 2010).

3.4
Second Amended and Restated Limited Liability Company Agreement of KKR Management LLC (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on May 6, 2016).

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

4.10
Registration Rights Agreement of KKR & Co. L.P., dated as of February 19, 2014, by and among KKR & Co. L.P. and the sellers of Avoca listed on the signature pages thereto (included in Exhibit 4.8 to the KKR & Co. L.P. Annual Report on Form 10-K filed on February 24, 2014).

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

4.18
Indenture, dated as of March 30, 2017, between KKR Financial Holdings LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).

4.19
First Supplemental Indenture, dated as of March 30, 2017, between KKR Financial Holdings LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).

4.20	Form of 5.50% Senior Note due 2043 of KKR Financial Holdings LLC (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).

4.21
Registration Rights Agreement, dated as of November 2, 2015, by and among KKR & Co. L.P., MW Group (GP) LTD and the other persons listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-3 (No. 333-208019) filed on November 13, 2015).

4.22	Registration Rights Agreement Amendment, dated as of November 30, 2017, between KKR & Co. L.P. and the Covered Persons Representative (as defined therein).

10.1
Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P. dated October 1, 2009 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-165414) filed on March 12, 2010).

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

10.2
Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. dated October 1, 2009 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-165414) filed on March 12, 2010).

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

10.5	*	Form of KKR & Co. L.P. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-165414) filed on June 3, 2010).

10.6
Tax Receivable Agreement, dated as of July 14, 2010, among KKR Holdings L.P., KKR Management Holdings Corp., KKR & Co. L.P., KKR Management Holdings, L.P., and other persons who executed a joinder thereto (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.7
Amended and Restated Exchange Agreement, dated as of November 2, 2010, among KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR Holdings L.P., KKR & Co. L.P., KKR Group Holdings L.P., KKR Subsidiary Partnership L.P. and KKR Group Limited (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on November 3, 2010).

10.8
Amendment and Joinder Agreement to Exchange Agreement, dated as of August 5, 2014, among KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR Holdings L.P., KKR & Co. L.P., KKR Group Holdings L.P., KKR Subsidiary Partnership L.P., KKR Group Limited, and KKR International Holdings L.P. (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).

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

10.11
364-Day Revolving Credit Agreement, dated as of June 29, 2017, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., each of the Lenders (as defined therein), and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Quarterly Report on For m10-Q filed August 4, 2017).

10.12
First Amendment, dated as of June 29, 2017, to Second Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 30, 2016, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., the Majority Lenders (as defined therein), and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Quarterly Report on For m10-Q filed August 4, 2017).

10.13	*
Form of Confidentiality and Restrictive Covenant Agreement (Founders) (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 (File No. 333-165414) filed on March 12, 2010).

10.14	*
Form of Indemnification Agreement by and among each member of the Board of Directors of KKR Management LLC, KKR Management LLC and KKR & Co. L.P. (incorporated by reference to Exhibit 10.4 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.15	*	Independent Director Compensation Program.

10.16	*	Form of Grant Certificate (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on May 5, 2011).

10.17	*
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

10.20	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (incorporated by reference to Exhibit 10.18 of the KKR & Co. L.P. Annual Report on Form 10-K filed on February 24, 2017).

10.21	*	Form of Grant Certificate (Executive Officers) (incorporated by reference to Exhibit 10.19 of the KKR & Co. L.P. Annual Report on Form 10-K filed on February 24, 2017).

10.22
Development Agreement, dated as of October 28, 2015, by and between ERY Developer LLC and KKR HY LLC (incorporated by reference to Exhibit 10.23 of the KKR & Co. L.P. Annual Report on Form 10-K filed on February 26, 2016).

10.23	*	Form of Grant Certificate.

10.24	*	Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (Market Price Vesting).

10.25	*	Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (Service Vesting).

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm Relating to the Financial Statements of KKR & Co. L.P.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements.

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

SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Valuation Allowance for Deferred Tax Assets

(in thousands)

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Year Ended:

December 31, 2015	$4,153	$15,628	(1)	$—		$19,781
December 31, 2016	$19,781	$—		$10,013	(2)	$9,768
December 31, 2017	$9,768	$2,104		$—		$11,872

(1) Includes an increase in valuation allowance due to foreign tax credits, the benefit of which is not currently recognizable due to uncertainty regarding realization.
(2) Includes a decrease in the valuation allowance for foreign tax credits claimed as a deduction on the 2015 tax return.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 23, 2018
KKR & CO. L.P.

By: KKR Management LLC,
its General Partner

/s/ WILLIAM J. JANETSCHEK
		Name:	William J. Janetschek
		Title:	Chief Financial Officer
Pursuant to the requirements of the Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated below.

Signature	Title	Date

/s/ HENRY R. KRAVIS	Co-Chairman and Co-Chief Executive Officer
Henry R. Kravis	(principal executive officer) of KKR	February 23, 2018
Management LLC

/s/ GEORGE R. ROBERTS	Co-Chairman and Co-Chief Executive Officer
George R. Roberts	(principal executive officer) of KKR	February 23, 2018
Management LLC

/s/ JOSEPH Y. BAE	Director, Co-President and Co-Chief Operating	February 23, 2018
Joseph Y. Bae	Officer of KKR Management LLC

/s/ SCOTT C. NUTTALL	Director, Co-President and Co-Chief Operating	February 23, 2018
Scott C. Nuttall	Officer of KKR Management LLC

/s/ DAVID C. DRUMMOND	Director of KKR Management LLC	February 23, 2018
David C. Drummond

/s/ JOSEPH A. GRUNDFEST	Director of KKR Management LLC	February 23, 2018
Joseph A. Grundfest

/s/ JOHN. B. HESS	Director of KKR Management LLC	February 23, 2018
John. B. Hess

/s/ PATRICK F. RUSSO	Director of KKR Management LLC	February 23, 2018
Patricia F. Russo

/s/ THOMAS M. SCHOEWE	Director of KKR Management LLC	February 23, 2018
Thomas M. Schoewe

Signature	Title	Date
/s/ ROBERT W. SCULLY	Director of KKR Management LLC	February 23, 2018
Robert W. Scully

/s/ WILLIAM J. JANETSCHEK	Chief Financial Officer (principal financial and accounting officer) of KKR Management LLC	February 23, 2018
William J. Janetschek