Form 10-Q
period 2018-03-31
KKR & Co. L.P.
filed 2018-05-08
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018

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

As of May 7, 2018, there were 496,891,815 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended March 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of distributions on common or preferred units of KKR or, after converting from a limited partnership to a corporation, dividends on common or preferred stock of KKR, the timing, manner and volume of repurchases of common units or common stock pursuant to a repurchase program, and the expected synergies and benefits from acquisitions, reorganizations or strategic partnerships, may constitute forward-looking statements. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Risk Factors" in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP, if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within Note 14 "Segment Reporting" to our condensed consolidated financial statements and under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating and Performance Measures" and "—Segment Balance Sheet."

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

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
 (Amounts in Thousands, Except Unit Data)

	March 31, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$1,880,834	$1,876,687
Cash and Cash Equivalents Held at Consolidated Entities	868,114	1,802,372
Restricted Cash and Cash Equivalents	59,316	56,302
Investments	42,101,905	39,013,934
Due from Affiliates	565,681	554,349
Other Assets	2,103,303	2,531,075
Total Assets	$47,579,153	$45,834,719

Liabilities and Equity
Debt Obligations	$22,041,271	$21,193,859
Due to Affiliates	265,190	323,810
Accounts Payable, Accrued Expenses and Other Liabilities	3,503,754	3,654,250
Total Liabilities	25,810,215	25,171,919

Commitments and Contingencies

Redeemable Noncontrolling Interests	690,630	610,540

Equity
Series A Preferred Units (13,800,000 units issued and outstanding as of March 31, 2018 and December 31, 2017)	332,988	332,988
Series B Preferred Units (6,200,000 units issued and outstanding as of March 31, 2018 and December 31, 2017)	149,566	149,566
KKR & Co. L.P. Capital - Common Unitholders (489,242,042 and 486,174,736 common units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	6,918,185	6,703,382
Total KKR & Co. L.P. Partners' Capital	7,400,739	7,185,936
Noncontrolling Interests	13,677,569	12,866,324
Total Equity	21,078,308	20,052,260
Total Liabilities and Equity	$47,579,153	$45,834,719

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued) (UNAUDITED)
 (Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs") as of March 31, 2018 and December 31, 2017. KKR's consolidated VIEs consist primarily of certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS") and certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR's general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR's beneficial interest therein and any income generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	March 31, 2018
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$594,873	$250,516	$845,389
Restricted Cash and Cash Equivalents	—	27,309	27,309
Investments	16,063,337	11,550,688	27,614,025
Due from Affiliates	—	5,919	5,919
Other Assets	185,800	223,436	409,236
Total Assets	$16,844,010	$12,057,868	$28,901,878

Liabilities
Debt Obligations	$15,251,646	$984,199	$16,235,845
Accounts Payable, Accrued Expenses and Other Liabilities	875,365	388,732	1,264,097
Total Liabilities	$16,127,011	$1,372,931	$17,499,942

	December 31, 2017
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,467,829	$231,423	$1,699,252
Restricted Cash and Cash Equivalents	—	21,255	21,255
Investments	15,573,203	9,408,967	24,982,170
Due from Affiliates	—	23,562	23,562
Other Assets	176,572	168,003	344,575
Total Assets	$17,217,604	$9,853,210	$27,070,814

Liabilities
Debt Obligations	$15,586,216	$770,350	$16,356,566
Accounts Payable, Accrued Expenses and Other Liabilities	923,494	243,660	1,167,154
Total Liabilities	$16,509,710	$1,014,010	$17,523,720

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Unit Data)

	Three Months Ended March 31,
	2018	2017
Revenues
Fees and Other	$394,394	$380,179
Capital Allocation-Based Income	78,212	387,576
Total Revenues	472,606	767,755

Expenses
Compensation and Benefits	298,136	402,963
Occupancy and Related Charges	14,215	14,851
General, Administrative and Other	124,250	122,200
Total Expenses	436,601	540,014

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	472,800	506,645
Dividend Income	33,064	9,924
Interest Income	298,256	280,980
Interest Expense	(219,590)	(186,854)
Total Investment Income (Loss)	584,530	610,695

Income (Loss) Before Taxes	620,535	838,436

Income Taxes	17,641	40,542

Net Income (Loss)	602,894	797,894
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	25,674	20,933
Net Income (Loss) Attributable to Noncontrolling Interests	398,777	509,277
Net Income (Loss) Attributable to KKR & Co. L.P.	178,443	267,684

Net Income Attributable to Series A Preferred Unitholders	5,822	5,822
Net Income Attributable to Series B Preferred Unitholders	2,519	2,519

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$170,102	$259,343

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.36	$0.57
Diluted	$0.32	$0.52
Weighted Average Common Units Outstanding
Basic	487,704,838	453,695,846
Diluted	535,918,274	496,684,340

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2018	2017
Net Income (Loss)	$602,894	$797,894

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	3,624	16,576

Comprehensive Income (Loss)	606,518	814,470

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	25,674	20,933
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	398,050	520,109

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$182,794	$273,428

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
 (Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2017	452,380,335	$5,506,375	$(49,096)	$5,457,279	$332,988	$149,566	$10,545,902	$16,485,735	$632,348
Net Income (Loss)		259,343		259,343	5,822	2,519	509,277	776,961	20,933
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			5,744	5,744			10,832	16,576
Changes in Consolidation				—			(71,657)	(71,657)
Transfer of interests under common control (See Note 15 "Equity")		12,269	(1,988)	10,281			(10,281)	—
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	3,190,630	43,564	(388)	43,176			(43,176)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units		1,802	167	1,969				1,969
Equity-Based and Other Non-Cash Compensation		49,943		49,943			61,093	111,036
Capital Contributions				—			528,833	528,833	128,499
Capital Distributions		(72,381)		(72,381)	(5,822)	(2,519)	(262,361)	(343,083)	(352)
Balance at March 31, 2017	455,570,965	$5,800,915	$(45,561)	$5,755,354	$332,988	$149,566	$11,268,462	$17,506,370	$781,428

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2018	486,174,736	$6,722,863	$(19,481)	$6,703,382	$332,988	$149,566	$12,866,324	$20,052,260	$610,540
Net Income (Loss)		170,102		170,102	5,822	2,519	398,777	577,220	25,674
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			4,351	4,351			(727)	3,624
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	3,067,306	51,221	(132)	51,089			(51,089)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other		4,205	17	4,222				4,222
Equity-Based and Other Non-Cash Compensation		67,796		67,796			32,695	100,491
Capital Contributions				—			1,270,723	1,270,723	56,950
Capital Distributions		(82,757)		(82,757)	(5,822)	(2,519)	(839,134)	(930,232)	(2,534)
Balance at March 31, 2018	489,242,042	$6,933,430	$(15,245)	$6,918,185	$332,988	$149,566	$13,677,569	$21,078,308	$690,630

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net Income (Loss)	$602,894	$797,894
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	96,227	111,036
Net Realized (Gains) Losses on Investments	(30,380)	(146,164)
Change in Unrealized (Gains) Losses on Investments	(442,420)	(360,481)
Capital Allocation-Based Income	(78,212)	(387,576)
Other Non-Cash Amounts	74,156	37,860
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Consolidation and Other	—	(1,254)
Change in Due from / to Affiliates	(71,686)	(48,964)
Change in Other Assets	420,004	539,623
Change in Accounts Payable, Accrued Expenses and Other Liabilities	(41,480)	310,776
Investments Purchased	(9,515,686)	(8,345,252)
Proceeds from Investments	6,829,083	6,341,592
Net Cash Provided (Used) by Operating Activities	(2,157,500)	(1,150,910)

Investing Activities
Purchase of Fixed Assets	(8,670)	(21,384)
Development of Oil and Natural Gas Properties	—	(177)
Net Cash Provided (Used) by Investing Activities	(8,670)	(21,561)

Financing Activities
Distributions to Partners	(82,757)	(72,381)
Distributions to Redeemable Noncontrolling Interests	(2,534)	(352)
Contributions from Redeemable Noncontrolling Interests	56,950	128,499
Distributions to Noncontrolling Interests	(839,134)	(262,361)
Contributions from Noncontrolling Interests	1,263,774	520,269
Preferred Unit Distributions	(8,341)	(8,341)
Proceeds from Debt Obligations	3,588,463	2,160,958
Repayment of Debt Obligations	(2,750,750)	(1,154,415)
Financing Costs Paid	(7,500)	(5,790)
Net Cash Provided (Used) by Financing Activities	1,218,171	1,306,086

Effect of exchange rate changes on cash, cash equivalents and restricted cash	20,902	7,680

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	(927,097)	141,295
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	3,735,361	4,345,815
Cash, Cash Equivalents and Restricted Cash, End of Period	$2,808,264	$4,487,110

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$207,703	$197,242
Payments for Income Taxes	$19,295	$9,687
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$100,491	$111,036
Non-Cash Contributions from Noncontrolling Interests	$6,949	$8,564
Debt Obligations - Net Gains (Losses), Translation and Other	$(11,724)	$(78,860)
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$4,222	$1,969

Change in Consolidation and Other
Investments	$—	$(70,403)
Noncontrolling Interests	$—	$(71,657)

	March 31, 2018	December 31, 2017
Reconciliation to the Condensed Consolidated Statements of Financial Condition
Cash and Cash Equivalents	$1,880,834	$1,876,687
Cash and Cash Equivalents Held at Consolidated Entities	868,114	1,802,372
Restricted Cash and Cash Equivalents	59,316	56,302
Cash, Cash Equivalents and Restricted Cash, End of Period	$2,808,264	$3,735,361

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, "KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR. As of March 31, 2018, KKR & Co. L.P. held approximately 59.5% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 40.5% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues or repurchases KKR & Co. L.P. common units. The KKR Group Partnerships also have outstanding equity interests that provide for the carry pool and preferred units with economic terms that mirror the preferred units issued by KKR & Co. L.P.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of KKR & Co. L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the “financial statements”), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The December 31, 2017 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in KKR & Co. L.P.’s Annual Report on Form 10-K for the year ended December 31, 2017, which include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited consolidated financial statements included in KKR & Co. L.P.’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”).

KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of KKR's investment management and capital markets companies, the general partners of certain unconsolidated investment funds, general partners of consolidated investment funds and their respective consolidated

Notes to Condensed Consolidated Financial Statements (Continued)

investment funds and certain other entities including CFEs. References in the accompanying financial statements to "principals" are to KKR's senior employees and non‑employee operating consultants who hold interests in KKR's business through KKR Holdings.
All intercompany transactions and balances have been eliminated.
Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses and investment income (loss) during the reporting periods. Such estimates include but are not limited to the valuation of investments and financial instruments. Actual results could differ from those estimates, and such differences could be material to the financial statements.

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

With respect to CMBS vehicles (which are generally VIEs), KKR holds unrated and non-investment grade rated securities issued by the CMBS, which are the most subordinate tranche of the CMBS vehicle. The economic performance of the CMBS is most significantly impacted by the performance of the underlying assets. Thus, the activities that most significantly impact the CMBS economic performance are the activities that most significantly impact the performance of the underlying assets. The special servicer has the ability to manage the CMBS assets that are delinquent or in default to improve the economic performance of the CMBS. KKR generally has the right to unilaterally appoint and remove the special servicer for the CMBS and as such is considered the controlling class of the CMBS vehicle. These rights give KKR the ability to direct the activities that most significantly impact the economic performance of the CMBS. Additionally, as the holder of the most subordinate tranche, KKR is in a first loss position and has the right to receive benefits, including the actual residual returns of the CMBS, if any. In these cases, KKR is deemed to be the primary beneficiary and consolidates the CMBS vehicle.

Redeemable Noncontrolling Interests

Redeemable Noncontrolling Interests represent noncontrolling interests of certain investment funds and vehicles that are subject to periodic redemption by fund investors following the expiration of a specified period of time (typically one year), or may be withdrawn subject to a redemption fee during the period when capital may not be otherwise withdrawn. Fund investors interests subject to redemption as described above are presented as Redeemable Noncontrolling Interests in the accompanying condensed consolidated statements of financial condition and presented as Net Income (Loss) Attributable to Redeemable Noncontrolling Interests in the accompanying condensed consolidated statements of operations.

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

Noncontrolling Interests

Noncontrolling interests represent (i) noncontrolling interests in consolidated entities and (ii) noncontrolling interests held by KKR Holdings.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities represent the non-redeemable ownership interests in KKR that are held primarily by:

(i)	third party fund investors in KKR's funds;

(ii)	third parties entitled to up to 1% of the carried interest received by certain general partners of KKR's funds that have made investments on or prior to December 31, 2015;

(iii)
certain former principals and their designees representing a portion of the carried interest received by the general partners of KKR's private equity funds that was allocated to them with respect to private equity investments made during such former principals' tenure with KKR prior to October 1, 2009;

Notes to Condensed Consolidated Financial Statements (Continued)

(iv)
certain principals and former principals representing all of the capital invested by or on behalf of the general partners of KKR's private equity funds prior to October 1, 2009 and any returns thereon;

(v)	third parties in KKR's capital markets business; and

(vi)	holders of exchangeable equity securities representing ownership interests in a subsidiary of a KKR Group Partnership issued in connection with the acquisition of Avoca Capital ("Avoca").

On January 16, 2018, KKR Financial Holdings LLC ("KFN") completed the redemption of all of its outstanding 7.375% Series A LLC Preferred Shares.

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

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2018	2017
Balance at the beginning of the period	$4,793,475	$4,293,337
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (1)	121,002	216,432
Other comprehensive income (loss), net of tax (2)	3,143	4,920
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (3)	(33,775)	(35,904)
Equity-based and other non-cash compensation	32,695	61,093
Capital contributions	39	37
Capital distributions	(57,167)	(56,637)
Transfer of interests under common control and Other (See Note 15 "Equity")	—	7,919
Balance at the end of the period	$4,859,412	$4,491,197

(1)	Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(2)	Calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

(3)
Calculated based on the proportion of KKR Holdings units exchanged for KKR & Co. L.P. common units pursuant to the exchange agreement during the reporting period. The exchange agreement provides for the exchange of KKR Group Partnership Units held by KKR Holdings for KKR & Co. L.P. common units.

Net income (loss) attributable to KKR & Co. L.P. Common Unitholders and KKR Holdings, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, each of which holds equity of the KKR Group Partnerships. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings, (ii) the periodic exchange of KKR Holdings units for KKR & Co. L.P. common units pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the KKR & Co. L.P. 2010 Equity Incentive Plan ("Equity Incentive Plan"), equity allocations shown in the condensed consolidated statement of changes in equity differ from their respective pro rata ownership interests in KKR's net assets.

Notes to Condensed Consolidated Financial Statements (Continued)

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$602,894	$797,894
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	25,674	20,933
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	277,775	292,845
Less: Net income (loss) attributable to Series A and Series B Preferred Unitholders	8,341	8,341
Plus: Income tax / (benefit) attributable to KKR Management Holdings Corp.	6,068	19,160
Net income (loss) attributable to KKR & Co. L.P. Common Unitholders and KKR Holdings	$297,172	$494,935

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$121,002	$216,432

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

Equity Method - Other - Consists primarily of (i) certain direct interests in operating companies in which KKR is deemed to exert significant influence under GAAP and (ii) certain interests in partnerships and joint ventures that hold private equity and real estate investments.

Equity Method - Capital Allocation - Based Income - Consists primarily of (i) the capital interest KKR holds as the general partner in certain investment funds, which are not consolidated and (ii) the carried interest component of the general partner interest, which are accounted for as a single unit of account.

Other - Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit or investments of consolidated CFEs.

Notes to Condensed Consolidated Financial Statements (Continued)

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

Notes to Condensed Consolidated Financial Statements (Continued)

Fair Value Option
For certain investments and other financial instruments, KKR has elected the fair value option. Such election is irrevocable and is applied on a financial instrument by financial instrument basis at initial recognition. KKR has elected the fair value option for certain private equity, real assets, credit, investments of consolidated CFEs, equity method - other and other financial instruments not held through a consolidated investment fund. Accounting for these investments at fair value is consistent with how KKR accounts for its investments held through consolidated investment funds. Changes in the fair value of such instruments are recognized in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Interest income on interest bearing credit securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest Income in the condensed consolidated statements of operations.

Equity Method

For certain investments in entities over which KKR exercises significant influence but which do not meet the requirements for consolidation and for which KKR has not elected the fair value option, KKR uses the equity method of accounting. The carrying value of equity method investments for which KKR has not elected the fair value option, is determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR's respective ownership percentage, less distributions.

For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of March 31, 2018, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace"). KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

The carrying value of Equity Method - Capital Allocation - Based Income investments approximate fair value, because the underlying investments of the unconsolidated investment funds are reported at fair value.

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

For the consolidated CLOs, KKR has determined that the fair value of the financial assets of the consolidated CLOs is more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are being measured at fair value and the financial liabilities are being measured in consolidation as: (1) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs less (2) the sum of the fair value of any beneficial interests retained by KKR (other than those that represent compensation for services) and KKR's carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by KKR).

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Notes to Condensed Consolidated Financial Statements (Continued)

Revenues

For the three months ended March 31, 2018 and 2017, respectively, revenues consisted of the following:

	Three Months Ended March 31,
	2018	2017
Management Fees	$187,727	$161,182
Transaction Fees	158,653	243,658
Monitoring Fees	17,586	13,504
Fee Credits	(29,053)	(88,078)
Incentive Fees	13,805	273
Expense Reimbursements	20,211	23,265
Oil and Gas Revenue	14,507	17,273
Consulting Fees	10,958	9,102
Total Fees and Other (1)	394,394	380,179

Carried Interest	62,747	335,773
General Partner Capital Interest	15,465	51,803
Total Capital Allocation-Based Income	78,212	387,576

Total Revenues (2)	$472,606	$767,755

(1)
Fees and Other presented in the table above, except for oil and gas revenue and certain transaction fees earned by KKR's Capital Markets business, are earned from KKR investment funds and portfolio companies.

(2)
See Note 14 "Segment Reporting" for disaggregated revenues by reportable segment and a reconciliation of such segment revenues to revenues recorded in the condensed consolidated statements of operations.

Fees and Other

Management Fees

KKR provides investment management services to investment funds, CLOs, and other vehicles in exchange for a management fee. Management fees are recognized in the period during which the related investment management services are rendered in accordance with the contractual terms of the related agreement. Management fees are determined quarterly based on an annual rate and are generally based upon a percentage of the capital committed or capital invested during the investment period. Thereafter, management fees are generally based on a percentage of remaining invested capital, net asset value, gross assets or as otherwise defined in the respective contractual agreements. Management fees are generally billed quarterly or annually under the terms of the related agreement.
Management fees earned from KKR's consolidated investment funds, CLOs and other vehicles are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds, CLOs and other vehicles is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not impact the net income (loss) attributable to KKR or KKR partners' capital.
In the Private Markets segment, management fees earned from private equity funds generally range from 1% to 2% of committed capital during the fund's investment period and are generally 0.75% to 1.25% of invested capital after the expiration of the fund's investment period with subsequent reductions over time. Typically, an investment period is defined as a period of up to six years. The actual length of the investment period is often shorter due to the earlier deployment of committed capital. Management fees earned from growth equity, real assets, and core investment strategy funds generally range from 0.5% to 2.0% and are generally based on the investment fund's average net asset value, capital commitments, or invested capital.

Notes to Condensed Consolidated Financial Statements (Continued)

In the Public Markets segment, management fees earned from credit funds and other investment vehicles generally range from 0.33% to 1.75%. Such rates may be based on the investment fund's average net asset value, capital commitments, or invested capital. Management fees earned from CLOs include senior collateral management fees and subordinate collateral management fees. When combined, senior collateral management fees and subordinate collateral management fees are determined based on an annual rate ranging from 0.40% to 0.50% of collateral. If amounts distributable on any payment date are insufficient to pay the collateral management fees according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates. KKR has the right to waive all or any portion of any collateral management fee. For the purpose of calculating the collateral management fees, collateral, the payment dates, and the priority of payments are terms defined in the management agreements.
Management fees recognized but not received from investment funds, CLOs and other vehicles are recorded in Due from Affiliates on the condensed consolidated statements of financial condition (See Note 13 "Related Party Transactions").
Transaction Fees
KKR (i) arranges debt and equity financing, places and underwrites securities offerings and provides other types of capital markets services for companies seeking financing in its Capital Markets segment and (ii) provides advisory services in connection with successful Private Markets and Public Markets portfolio company investment transactions, in each case, in exchange for a transaction fee. Transaction fees are separately negotiated for each transaction and are generally based on (i) in our Capital Markets segment, a percentage of the overall transaction size and (ii) for Private Markets and Public Markets transactions, a percentage of either total enterprise value of an investment or a percentage of the aggregate price paid for an investment. Transaction fees are recognized when the underlying services rendered are completed in accordance with the terms of the transaction and advisory agreements, which is typically when the transaction closes. Transaction fees are generally paid on or shortly after the closing of a transaction. Transaction fees from our Private Markets and Public Markets businesses recognized but not received from portfolio companies are recorded in Due from Affiliates on the condensed consolidated statements of financial condition (See Note 13 "Related Party Transactions"). Transaction fees from our Capital Markets business recognized but not received from third parties are recorded in Other Assets on the condensed consolidated statements of financial condition (See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities").
Monitoring Fees
KKR agrees to provide services in connection with monitoring portfolio companies in exchange for a fee. Monitoring fees are recognized in the period during which the related services are rendered in accordance with the contractual terms of the related agreement. Monitoring fees are determined quarterly and are generally paid based on a fixed periodic schedule by the portfolio companies either in advance or in arrears and are separately negotiated for each portfolio company. In addition, certain monitoring fee provisions may provide for a termination payment following an initial public offering or change of control as defined in the contractual terms of the related agreement. These termination payments are recognized in the period when the related transaction closes. Monitoring fees recognized but not received from portfolio companies are recorded in Due from Affiliates on the condensed consolidated statements of financial condition (See Note 13 "Related Party Transactions").
Fee Credits

Under the terms of the management agreements with certain of its investment funds, KKR is required to share with such funds an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies ("Fee Credits"). Investment funds earn Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain costs related to investment transactions that were not consummated (“broken deal costs”) and generally amount to 80% for older funds, or 100% for our newer funds, of allocable monitoring and transaction fees after broken deal costs are recovered, although the actual percentage may vary from fund to fund. Fee Credits are recognized and owed to investment funds concurrently with the recognition of monitoring fees, transaction fees and broken deal costs. Since Fee Credits are payable to investment funds, amounts owed are generally applied as a reduction of the management fee that is otherwise billed to the investment fund. Fee credits owed to investment funds are recorded in Due to Affiliates on the condensed consolidated statements of financial condition (See Note 13 "Related Party Transactions").

Notes to Condensed Consolidated Financial Statements (Continued)

Incentive Fees

KKR provides investment management services to investment funds, CLOs and other vehicles in exchange for a management fee as discussed above and, in some cases an incentive fee when KKR is not entitled to a carried interest. Incentive fees are recognized based on fund performance, subject to the achievement of minimum return levels, and/or high water marks, in accordance with the respective terms set out in each governing agreement. Incentive fee rates generally range from 5% to 20% of investment gains. KKR does not record performance‑based incentive fees until the end of each fund's measurement period (which is generally one year) when the performance‑based incentive fees become fixed and determinable. Incentive fees are generally paid within 90 days of the end of the investment vehicles' measurement period. Incentive fees recognized but not received from investment funds, CLOs and other vehicles are recorded in Due from Affiliates on the condensed consolidated statements of financial condition (See Note 13 "Related Party Transactions").
Expense Reimbursements

In connection with the (i) investment management services provided to investment funds and (ii) the monitoring of portfolio companies, KKR receives reimbursement for certain expenses incurred on behalf of these entities that have been determined by KKR to be additional compensation to satisfy its performance obligation. For these expense reimbursements KKR is considered the principal under the agreements and records the expense and related reimbursement revenue on a gross basis. Costs incurred are classified as General, Administrative and Other and reimbursements of such costs are classified as Expense Reimbursements within Revenues on the condensed consolidated statements of operations. Expense reimbursements recognized but not received from investment funds and portfolio companies are recorded in Due from Affiliates on the condensed consolidated statements of financial condition (See Note 13 "Related Party Transactions").

Oil and Gas Revenue

Oil and gas revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. Oil and gas revenue recognized but not received from third parties are recorded in Other Assets on the condensed consolidated statements of financial condition (See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities").

Consulting Fees
Certain consolidated entities that employ non-employee operating consultants provide consulting and other services to portfolio companies and other companies in exchange for a consulting fee. Consulting fees are recognized in the period during which the related advisory services are rendered in accordance with the contractual terms of the related agreement. Consulting fees are separately negotiated with each portfolio company for which services are provided and are not shared with KKR. Consulting fees recognized but not received from portfolio companies are recorded in Due from Affiliates on the condensed consolidated statements of financial condition (See Note 13 "Related Party Transactions").
Capital Allocation-Based Income
Capital allocation-based income is earned from those arrangements where KKR has a general partner capital interest and is entitled to a disproportionate allocation of investment income (referred to hereafter as “carried interest”). KKR accounts for its general partner interests in capital allocation-based arrangements as financial instruments under ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”) since the general partner has significant governance rights in the investment funds in which it invests, which demonstrates significant influence. In accordance with ASC 323, KKR records equity method income based on the proportionate share of the income of the investment fund, including carried interest, assuming the investment fund was liquidated as of each reporting date pursuant to each investment fund's governing agreements. Accordingly, these general partner interests are accounted for outside of the scope of ASC 606. Other arrangements surrounding contractual incentive fees through an advisory contract are separate and distinct and accounted for in accordance with ASC 606. In these incentive fee arrangements, accounted for in accordance with ASC 606, KKR’s economics in the entity do not involve an allocation of capital. See “Incentive Fees” above.
Carried interest is allocated to the general partner based on cumulative fund performance to date, and where applicable, subject to a preferred return to the funds' limited partners. At the end of each reporting period, KKR calculates the carried interest that would be due to KKR for each investment fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (a) positive performance resulting in an increase in the carried interest allocated to the general

Notes to Condensed Consolidated Financial Statements (Continued)

partner or (b) negative performance that would cause the amount due to KKR to be less than the amount previously recognized, resulting in a negative adjustment to carried interest allocated to the general partner. In each case, it is necessary to calculate the carried interest on cumulative results compared to the carried interest recorded to date and to make the required positive or negative adjustments. KKR ceases to record negative carried interest allocations once previously recognized carried interest allocations for an investment fund have been fully reversed. KKR is not obligated to make payments for guaranteed returns or hurdles and, therefore, cannot have negative carried interest over the life of an investment fund. Accrued but unpaid carried interest as of the reporting date is reflected in Investments in the condensed consolidated statements of financial condition.
Prior to January 1, 2018, to the extent an investment fund was not consolidated, KKR accounted for carried interest within Fees and Other separately from its general partner capital interest, which was included in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Effective January 1, 2018, the carried interest component of the general partner interest and the capital interest KKR holds in its investment funds as the general partner are accounted for as a single unit of account and reported in capital allocation-based income within Revenues in the condensed consolidated statements of operations. This change in accounting has been applied on a full retrospective basis. For the three months ended March 31, 2017, $335.8 million and $51.8 million were reclassified from Fees and Other and Net Gains (Losses) from Investment Activities, respectively, to Capital Allocation-Based Income in the condensed consolidated statements of operations.
Cash and Cash Equivalents Held at Consolidated Entities

Cash and cash equivalents held at consolidated entities represents cash that, although not legally restricted, is not available to fund general liquidity needs of KKR as the use of such funds is generally limited to the investment activities of KKR's investment funds and CFEs.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents primarily represent amounts that are held by third parties under certain of KKR's financing and derivative transactions. The duration of this restricted cash generally matches the duration of the related financing or derivative transaction.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014 and subsequently issued several amendments to the standard. ASU 2014-09, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contracts with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contracts, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-09, and the related amendments, is effective for KKR beginning on January 1, 2018, and KKR adopted this guidance on that date. KKR has implemented ASU 2014-09 and its related amendments and there were no changes to KKR's historical pattern of recognizing revenue. See the accounting policy for Revenues above.

Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance adds or clarifies guidance on eight cash flow matters: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The guidance is effective for KKR beginning on January 1, 2018, and KKR adopted this guidance on that date. This adoption did not have a material impact on KKR's condensed consolidated statements of cash flows.

Notes to Condensed Consolidated Financial Statements (Continued)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amends the guidance to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires the following: (i) restricted cash and restricted cash equivalents should be included in the cash and cash-equivalents balances in the statement of cash flows; (ii) changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows; (iii) a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents; and (iv) the nature of the restrictions must be disclosed for material restricted cash and restricted cash equivalents amounts. The guidance is effective for KKR beginning on January 1, 2018, and KKR adopted this guidance on that date. Upon adoption, (i) Restricted Cash and Cash Equivalents and (ii) Cash and Cash Equivalents Held at Consolidated Entities were (a) included in the cash and cash-equivalents balances in the condensed consolidated statements of cash flows and (b) disclosed in a reconciliation between the condensed consolidated statements of financial condition and the condensed consolidated statements of cash flows. This guidance has been applied on a full retrospective basis. For the three months ended March 31, 2017, $32.5 million of cash provided by operating activities and $83.3 million of cash provided by investing activities were removed from net cash provided (used) by operating activities and net cash provided (used) by investing activities, respectively, and included in net increase/(decrease) in cash, cash-equivalents and restricted cash in the condensed consolidated statements of cash flows.

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

Equity-Based Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017. This guidance has been adopted as of January 1, 2018 and did not have a material impact to KKR.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which removed the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. This guidance has been adopted as of January 1, 2018 and did not have a material impact to KKR.

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02). Under ASC 740-10-45-15, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of tax expense related to continuing operations for the period in which the law was enacted, even if the assets and liabilities related to items of accumulated other comprehensive income ("OCI"). ASU 2018-02 allows entities to reclassify from accumulated OCI to retained earnings stranded tax effects related to the change in federal tax rate for all items accounted for in OCI. Entities can also elect to reclassify other stranded tax effects that relate to the Tax Cuts and Jobs Act, which was enacted in December 2017 and amended various aspects of U.S. federal income tax legislation (the "2017 Tax Act"), but do not directly relate to the change in the federal tax rate. Tax effects that are stranded in OCI for other reasons may not be reclassified. In the period of adoption, entities that elect to reclassify the income tax effects of the 2017 Tax Act from accumulated OCI to retained earnings must disclose that they made such an election. Entities must also disclose a description of other income tax effects related to the 2017 Tax Act that are reclassified from accumulated OCI to retained earnings, if any. The guidance is effective for fiscal periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statement have not yet been issued or made available upon issuance, including in the period the 2017 Tax Act was enacted. An entity that adopts ASU 2018-02 in an annual or interim periods after the period of enactment is able to choose whether to apply the amendments retrospectively to each period in which the effect of the 2017 Tax Act is recognized or to apply the amendments in the period of adoption. KKR is currently evaluating the impact of this guidance on the financial statements.

Notes to Condensed Consolidated Financial Statements (Continued)

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

The following tables summarize total Net Gains (Losses) from Investment Activities:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$16,253	$158,369	$174,622	$106,813	$3,288	$110,101
Credit (1)	1,263	58,150	59,413	(213,857)	247,139	33,282
Investments of Consolidated CFEs (1)	(26,516)	(48,403)	(74,919)	(1,103)	12,983	11,880
Real Assets (1)	12,957	59,297	72,254	3,060	6,798	9,858
Equity Method - Other (1)	9,210	135,604	144,814	(287)	35,320	35,033
Other Investments (1)	(244,199)	86,365	(157,834)	(8,264)	113,984	105,720
Foreign Exchange Forward Contracts and Options (2)	(32,614)	(63,118)	(95,732)	9,986	(58,263)	(48,277)
Securities Sold Short (2)	275,949	(29,874)	246,075	246,787	42,270	289,057
Other Derivatives (2)	3,642	(8,223)	(4,581)	(5,760)	(4,847)	(10,607)
Debt Obligations and Other (3)	14,435	94,253	108,688	8,789	(38,191)	(29,402)
Net Gains (Losses) From Investment Activities	$30,380	$442,420	$472,800	$146,164	$360,481	$506,645

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."

4. INVESTMENTS

Investments consist of the following:

	March 31, 2018	December 31, 2017
Private Equity	$4,416,481	$3,301,261
Credit	8,308,887	7,621,320
Investments of Consolidated CFEs	16,063,337	15,573,203
Real Assets	2,876,531	2,302,061
Equity Method - Other	3,505,032	3,324,631
Equity Method - Capital Allocation - Based Income	4,086,218	4,132,171
Other Investments	2,845,419	2,759,287
Total Investments	$42,101,905	$39,013,934

As of March 31, 2018 and December 31, 2017, there were no investments which represented greater than 5% of total investments. The majority of the securities underlying private equity investments represent equity securities.

Notes to Condensed Consolidated Financial Statements (Continued)

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR's assets and liabilities by the fair value hierarchy. Investments classified as Equity Method - Other, for which the fair value option has not been elected, have been excluded from the tables below.

Assets, at fair value:

	March 31, 2018
	Level I	Level II	Level III		Total
Private Equity	$994,496	$333,574	$3,088,411		$4,416,481
Credit	—	2,490,032	5,818,855		8,308,887
Investments of Consolidated CFEs	—	10,804,938	5,258,399		16,063,337
Real Assets	49,098	—	2,827,433		2,876,531
Equity Method - Other	52,555	291,668	1,085,725		1,429,948
Other Investments	858,120	186,095	1,801,204		2,845,419
Total	1,954,269	14,106,307	19,880,027		35,940,603

Foreign Exchange Contracts and Options	—	70,032	—		70,032
Other Derivatives	—	32,425	43,131	(1)	75,556
Total Assets	$1,954,269	$14,208,764	$19,923,158		$36,086,191

	December 31, 2017
	Level I	Level II	Level III		Total
Private Equity	$1,043,390	$85,581	$2,172,290		$3,301,261
Credit	—	2,482,383	5,138,937		7,621,320
Investments of Consolidated CFEs	—	10,220,113	5,353,090		15,573,203
Real Assets	50,794	—	2,251,267		2,302,061
Equity Method - Other	60,282	247,748	1,076,709		1,384,739
Other Investments	864,872	134,404	1,760,011		2,759,287
Total	2,019,338	13,170,229	17,752,304		32,941,871

Foreign Exchange Contracts and Options	—	96,584	—		96,584
Other Derivatives	—	33,125	51,949	(1)	85,074
Total Assets	$2,019,338	$13,299,938	$17,804,253		$33,123,529

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

Notes to Condensed Consolidated Financial Statements (Continued)

Liabilities, at fair value:

	March 31, 2018
	Level I	Level II	Level III		Total
Securities Sold Short	$430,009	$19,554	$—		$449,563
Foreign Exchange Contracts and Options	—	304,940	—		304,940
Unfunded Revolver Commitments	—	—	33,530	(1)	33,530
Other Derivatives	—	20,775	41,800	(2)	62,575
Debt Obligations of Consolidated CFEs	—	10,113,479	5,138,167		15,251,646
Total Liabilities	$430,009	$10,458,748	$5,213,497		$16,102,254

	December 31, 2017
	Level I	Level II	Level III		Total
Securities Sold Short	$692,007	$—	$—		$692,007
Foreign Exchange Contracts and Options	—	260,948	—		260,948
Unfunded Revolver Commitments	—	—	17,629	(1)	17,629
Other Derivatives	—	27,581	41,800	(2)	69,381
Debt Obligations of Consolidated CFEs	—	10,347,980	5,238,236		15,586,216
Total Liabilities	$692,007	$10,636,509	$5,297,665		$16,626,181

(1)	These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(2)
Includes options issued in connection with the acquisition of the equity interest in Marshall Wace and its affiliates in November 2015 to increase KKR's ownership interest up to 39.9% in periodic increments from 2018 to 2019. The option is valued using a Monte-Carlo simulation valuation methodology. Key inputs used in this methodology that require estimates include Marshall Wace's dividend yield, assets under management volatility and equity volatility. See Note 4 "Investments."

Notes to Condensed Consolidated Financial Statements (Continued)

The following tables summarize changes in investments and debt obligations reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2018 and 2017, respectively:

	For the Three Months Ended March 31, 2018
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$2,172,290	$5,138,937	$5,353,090	$2,251,267	$1,076,709	$1,760,011	$17,752,304	$5,238,236
Transfers In / (Out) Due to Changes in Consolidation	—	—	—	—	—	—	—	—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	—	—	—
Asset Purchases / Debt Issuances	727,626	890,113	—	540,898	2,037	64,757	2,225,431	—
Sales / Paydowns	(35,245)	(230,144)	(11,541)	(34,237)	(31,939)	(36,218)	(379,324)	—
Settlements	—	(53,825)	—	—	—	—	(53,825)	(11,541)
Net Realized Gains (Losses)	15,312	11,581	—	8,354	9,348	8,892	53,487	—
Net Unrealized Gains (Losses)	208,428	77,715	(83,150)	61,151	29,570	3,762	297,476	(88,528)
Change in Other Comprehensive Income	—	(15,522)	—	—	—	—	(15,522)	—
Balance, End of Period	$3,088,411	$5,818,855	$5,258,399	$2,827,433	$1,085,725	$1,801,204	$19,880,027	$5,138,167

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$208,428	$86,754	$(83,150)	$61,151	$34,928	$10,442	$318,553	$(88,528)

	For the Three Months Ended March 31, 2017
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$1,559,559	$3,290,361	$5,406,220	$1,807,128	$570,522	$1,767,573	$14,401,363	$5,294,741
Transfers In / (Out) Due to Changes in Consolidation	—	(95,962)	—	—	—	—	(95,962)	—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	(1,496)	(1,496)	—
Asset Purchases / Debt Issuances	429,644	596,862	—	250,278	9,556	15,119	1,301,459	—
Sales / Paydowns	(22,629)	(168,858)	(8,940)	(21,677)	(12,678)	(8,128)	(242,910)	—
Settlements	—	(11,075)	—	—	—	—	(11,075)	(8,940)
Net Realized Gains (Losses)	—	(9,243)	—	3,060	—	(19,530)	(25,713)	—
Net Unrealized Gains (Losses)	34,630	280,039	29,272	6,798	25,827	52,843	429,409	27,769
Change in Other Comprehensive Income	—	20,899	—	—	—	—	20,899	—
Balance, End of Period	$2,001,204	$3,903,023	$5,426,552	$2,045,587	$593,227	$1,806,381	$15,775,974	$5,313,570

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$34,630	$280,039	$29,272	$6,798	$25,827	$52,843	$429,409	$27,769

Notes to Condensed Consolidated Financial Statements (Continued)

Total realized and unrealized gains and losses recorded for Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations.

The following table summarizes the fair value transfers between fair value levels for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Investments, at fair value:
Transfers from Level III to Level I (1)	$—	$1,496

(1)	Transfers out of Level III into Level I are attributable to companies that are valued using their publicly traded market price.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments and debt obligations that are measured at fair value and categorized within Level III as of March 31, 2018:

	Fair Value March 31, 2018		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$3,088,411

Private Equity	$1,282,345		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.1%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	47.7%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	50.6%	25.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	1.7%	0.0% - 50.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.7x	7.9x - 28.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.6x	6.0x - 20.4x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	9.9%	6.9% - 14.9%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.6x	5.1x - 15.3x	Increase

Growth Equity	$1,806,066		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	11.7%	10.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	19.7%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	7.7%	0.0% - 75.0%	(5)
				Weight Ascribed to Milestones	72.6%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	54.9%	40.0% - 80.0%	Increase
				Downside	21.3%	10.0% - 30.0%	Decrease
				Upside	23.8%	10.0% - 40.0%	Increase

Credit	$5,818,855		Yield Analysis	Yield	10.5%	1.0% - 30.8%	Decrease
				Net Leverage	4.7x	0.5x - 30.6x	Decrease
				EBITDA Multiple	13.9x	0.1x - 29.7x	Increase

Investments of Consolidated CFEs	$5,258,399	(9)
Debt Obligations of Consolidated CFEs	$5,138,167		Discounted cash flow	Yield	5.8%	2.6% - 26.0%	Decrease

Real Assets	$2,827,433	(10)

Energy	$1,606,595		Discounted cash flow	Weighted Average Cost of Capital	10.2%	9.4% - 16.3%	Decrease
				Average Price Per BOE (8)	$41.47	$28.90 - $43.56	Increase

Notes to Condensed Consolidated Financial Statements (Continued)

	Fair Value March 31, 2018		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Real Estate	$1,014,158		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	38.6%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	61.4%	0.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	5.9%	1.1% - 12.0%	Decrease
			Discounted cash flow	Unlevered Discount Rate	8.8%	4.5% - 18.0%	Decrease

Equity Method - Other	$1,085,725		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.6%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	42.8%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	42.8%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	14.4%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.3x	7.9x - 14.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.6x	6.0x - 12.7x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	8.6%	6.2% - 11.1%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.6x	6.0x - 12.5x	Increase

Other Investments	$1,801,204	(11)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.4%	5.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	27.9%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	45.3%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	26.8%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.4x	0.1x - 13.3x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.4x	3.5x - 13.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	13.1%	8.1% - 20.8%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	3.9x	1.9x - 9.0x	Increase

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

Notes to Condensed Consolidated Financial Statements (Continued)

(9)	KKR measures CMBS investments on the basis of the fair value of the financial liabilities of the CMBS vehicle. See Note 2 "Summary of Significant Accounting Policies."

(10)
Includes one Infrastructure investment for $206.7 million that was valued using a discounted cash flow analysis. The significant inputs used included the weighted average cost of capital 7.2% and the enterprise value/LTM EBITDA Exit Multiple 12.0x.

(11)
Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit, equity method - other or investments of consolidated CFEs.

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

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2018	December 31, 2017
Assets
Private Equity	$3,092	$3,744
Credit	4,746,290	4,381,519
Investments of Consolidated CFEs	16,063,337	15,573,203
Real Assets	340,412	343,820
Equity Method - Other	1,429,948	1,384,739
Other Investments	308,391	344,996
Total	$22,891,470	$22,032,021

Liabilities
Debt Obligations of Consolidated CFEs	$15,251,646	$15,586,216
Total	$15,251,646	$15,586,216

The following table presents the net realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$71	$316	$387	$—	$362	$362
Credit	(28,867)	2,656	(26,211)	(239,098)	55,870	(183,228)
Investments of Consolidated CFEs	(26,516)	(48,403)	(74,919)	(1,103)	12,983	11,880
Real Assets	428	(3,483)	(3,055)	(216)	6,788	6,572
Equity Method - Other	9,348	66,093	75,441	—	20,362	20,362
Other Investments	4,607	(7,878)	(3,271)	(18,799)	17,281	(1,518)
Total	$(40,929)	$9,301	$(31,628)	$(259,216)	$113,646	$(145,570)

Liabilities
Debt Obligations of Consolidated CFEs	13,256	93,654	106,910	4,825	(11,058)	(6,233)
Total	$13,256	$93,654	$106,910	$4,825	$(11,058)	$(6,233)

Notes to Condensed Consolidated Financial Statements (Continued)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three months ended March 31, 2018 and 2017, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended March 31,
	2018	2017
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$170,102	$259,343
Excess of carrying value over consideration transferred on redemption of KFN 7.375% Series A LLC Preferred Shares	3,102	—
Net Income (Loss) Available to KKR & Co. L.P. Common Unitholders	$173,204	$259,343

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	487,704,838	453,695,846
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$0.36	$0.57

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	487,704,838	453,695,846
Weighted Average Unvested Common Units and Other Exchangeable Securities	48,213,436	42,988,494
Weighted Average Common Units Outstanding - Diluted	535,918,274	496,684,340
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$0.32	$0.52

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

For the three months ended March 31, 2018 and 2017, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted since the exchange of these units would not dilute KKR's respective ownership interests in the KKR Group Partnerships.

	Three Months Ended March 31,
	2018	2017
Weighted Average KKR Holdings Units Outstanding	335,016,218	352,586,584

Additionally, for the three months ended March 31, 2018, 5.0 million KKR common units subject to a market-price based vesting condition ("Market Condition Awards") were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted since the vesting conditions have not been satisfied. See Note 12 "Equity Based Compensation."

Notes to Condensed Consolidated Financial Statements (Continued)

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	March 31, 2018	December 31, 2017
Unsettled Investment Sales (1)	$154,082	$134,781
Receivables	53,448	138,109
Due from Broker (2)	331,830	682,403
Oil & Gas Assets, net (3)	245,373	252,371
Deferred Tax Assets, net	131,361	131,944
Interest Receivable	244,547	189,785
Fixed Assets, net (4)	368,957	364,203
Foreign Exchange Contracts and Options (5)	70,032	96,584
Intangible Assets, net (6)	124,514	129,178
Goodwill (6)	83,500	83,500
Derivative Assets	75,556	85,074
Deposits	16,654	16,330
Prepaid Taxes	78,295	83,371
Prepaid Expenses	23,530	25,677
Deferred Financing Costs	12,552	7,534
Other	89,072	110,231
Total	$2,103,303	$2,531,075

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization amounted to $7,077 and $5,864 for the three months ended March 31, 2018 and 2017, respectively.

(4)
Net of accumulated depreciation and amortization of $160,376 and $156,859 as of March 31, 2018 and December 31, 2017, respectively. Depreciation and amortization expense of $3,710 and $4,197 for the three months ended March 31, 2018 and 2017, respectively, is included in General, Administrative and Other in the accompanying condensed consolidated statements of operations.

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

(6)	See Note 16 "Goodwill and Intangible Assets."

Notes to Condensed Consolidated Financial Statements (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2018	December 31, 2017
Amounts Payable to Carry Pool (1)	$1,176,070	$1,220,559
Unsettled Investment Purchases (2)	945,940	885,945
Securities Sold Short (3)	449,563	692,007
Derivative Liabilities	62,575	69,381
Accrued Compensation and Benefits	107,401	35,953
Interest Payable	183,350	168,673
Foreign Exchange Contracts and Options (4)	304,940	260,948
Accounts Payable and Accrued Expenses	111,519	152,916
Deferred Rent	16,322	17,441
Taxes Payable	23,331	35,933
Uncertain Tax Positions Reserve	58,370	58,369
Other Liabilities	64,373	56,125
Total	$3,503,754	$3,654,250

(1)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Investments in Unconsolidated Investment Funds

KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest, which was approximately $4.1 billion at March 31, 2018. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of March 31, 2018, KKR's commitments to these unconsolidated investment funds was $2.0 billion. KKR has not provided any financial support other than its obligated amount as of March 31, 2018.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR's investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the condensed consolidated statements of financial condition. KKR earns management fees, including subordinated collateral management fees, for managing the collateral of the CLO vehicles. As of March 31, 2018, combined assets under management in the pools of unconsolidated CLO vehicles were $0.7 billion. KKR's maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $27.5 million as of March 31, 2018. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

As of March 31, 2018 and December 31, 2017, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	March 31, 2018	December 31, 2017
Investments	$4,113,673	$4,417,003
Due from (to) Affiliates, net	232,653	176,131
Maximum Exposure to Loss	$4,346,326	$4,593,134

Notes to Condensed Consolidated Financial Statements (Continued)

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

KKR's borrowings consisted of the following:

	March 31, 2018				December 31, 2017
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	452,223	—	—		487,656	—	—
KCM Short-Term Credit Agreement	750,000	—	—		750,000	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (1)	—	498,536	540,275	(13)	—	498,390	549,000	(13)
KKR Issued 5.500% Notes Due 2043 (2)	—	491,581	545,730	(13)	—	491,496	580,000	(13)
KKR Issued 5.125% Notes Due 2044 (3)	—	990,466	1,036,910	(13)	—	990,375	1,107,100	(13)
KKR Issued 0.509% Notes Due 2023 (4)	—	234,004	235,247	(13)	—	—	—
KKR Issued 0.764% Notes Due 2025 (5)	—	46,488	47,052	(13)	—	—	—
KKR Issued 1.595% Notes Due 2038 (6)	—	95,921	97,227	(13)	—	—	—
KFN Issued 5.500% Notes Due 2032 (7)	—	493,249	523,647		—	493,129	505,235
KFN Issued 5.200% Notes Due 2033 (8)	—	118,407	122,169		—	—	—
KFN Issued Junior Subordinated Notes (9)	—	236,385	207,673		—	236,038	201,828
Other Consolidated Debt Obligations:
Fund Financing Facilities and Other (10)	1,676,423	3,584,588	3,584,588	(14)	2,056,096	2,898,215	2,898,215	(14)
CLO Senior Secured Notes (11)	—	9,806,031	9,806,031		—	10,055,686	10,055,686
CLO Subordinated Notes (11)	—	307,448	307,448		—	292,294	292,294
CMBS Debt Obligations (12)	—	5,138,167	5,138,167		—	5,238,236	5,238,236
	$3,878,646	$22,041,271	$22,192,164		$4,293,752	$21,193,859	$21,427,594

(1)
$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $0.9 million and $1.0 million as of March 31, 2018 and December 31, 2017, respectively.

(2)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $3.7 million as of March 31, 2018 and December 31, 2017.

(3)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of i) unamortized note discount (net of premium) and ii) unamortized debt issuance costs of $8.2 million and $8.3 million as of March 31, 2018 and December 31, 2017, respectively.

(4)
$235.3 million aggregate principal amount of 0.509% senior notes of KKR due 2023. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.3 million as of March 31, 2018. These senior notes are denominated in Japanese Yen ("JPY").

(5)
$47.1 million aggregate principal amount of 0.764% senior notes of KKR due 2025. Borrowing outstanding is presented net of unamortized debt issuance costs of $0.6 million as of March 31, 2018. These senior notes are denominated in JPY.

(6)
$96.9 million aggregate principal amount of 1.595% senior notes of KKR due 2038. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.0 million as of March 31, 2018. These senior notes are denominated in JPY.

Notes to Condensed Consolidated Financial Statements (Continued)

(7)
KKR consolidates KFN and thus reports KFN's outstanding $500.0 million aggregate principal amount of 5.500% senior notes due 2032. Borrowing outstanding is presented net of i) unamortized note discount and ii) unamortized debt issuance costs of $4.6 million and $4.7 million as of March 31, 2018 and December 31, 2017, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(8)
KKR consolidates KFN and thus reports KFN's outstanding $120.0 million aggregate principal amount of 5.200% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.6 million as of March 31, 2018. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(9)
KKR consolidates KFN and thus reports KFN's outstanding $264.8 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 4.2% and 3.8% and the weighted average years to maturity is 18.5 years and 19.0 years as of March 31, 2018 and December 31, 2017, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(10)
Certain of KKR's consolidated investment funds have entered into financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners. The weighted average interest rate is 4.3% and 4.2% as of March 31, 2018 and December 31, 2017, respectively. In addition, the weighted average years to maturity is 3.3 years and 3.6 years as of March 31, 2018 and December 31, 2017, respectively.

(11)	CLO debt obligations are carried at fair value and are classified as Level II within the fair value hierarchy. See Note 5 "Fair Value Measurements."

(12)	CMBS debt obligations are carried at fair value and are classified as Level III within the fair value hierarchy. See Note 5 "Fair Value Measurements."

(13)	The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.

(14)	Carrying value approximates fair value given the fund financing facilities' interest rates are variable.

Revolving Credit Facilities

KCM Credit Agreement

As of March 31, 2018 and December 31, 2017, no amounts were outstanding under the KCM Credit Agreement, however various letters of credit were outstanding in the amount of $47.8 million and $12.3 million, respectively, which reduce the overall capacity of the KCM Credit Agreement.
Notes Issuances

KKR Issued 0.509% Senior Notes Due 2023, 0.764% Senior Notes Due 2025, and 1.595% Senior Notes Due 2038

On March 23, 2018, KKR Group Finance Co. IV LLC ("KKR Group Finance IV"), an indirect subsidiary of KKR & Co. L.P., completed the offering of ¥40.3 billion, or $379.3 million, aggregate principal amount of its (i) ¥25.0 billion, or $235.3 million, 0.509% Senior Notes due 2023 (the "2023 Notes"), (ii) ¥5.0 billion, or $47.1 million, 0.764% Senior Notes due 2025 (the "2025 Notes"), and (iii) ¥10.3 billion, or $96.9 million, 1.595% Senior Notes due 2038 (the "2038 Notes" and, together with the 2023 Notes and the 2025 Notes, the "JPY Notes"). The JPY Notes are guaranteed by KKR & Co. L.P. and KKR Management Holdings L.P., KKR Fund Holdings L.P. and KKR International Holdings L.P., each an indirect subsidiary of KKR & Co. L.P. (collectively with KKR & Co. L.P., the "Guarantors").

The 2023 Notes bear interest at a rate of 0.509% per annum and will mature on March 23, 2023 unless earlier redeemed. The 2025 Notes bear interest at a rate of 0.764% per annum and will mature on March 21, 2025 unless earlier redeemed. The 2038 Notes bear interest at a rate of 1.595% per annum and will mature on March 23, 2038 unless earlier redeemed. Interest on the JPY Notes accrues from March 23, 2018 and is payable semiannually in arrears on March 23 and September 23 of each year, commencing on September 23, 2018 and ending on the applicable maturity date. The JPY Notes are unsecured and unsubordinated obligations of KKR Group Finance IV. The JPY Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors. The guarantees are unsecured and unsubordinated obligations of the Guarantors.

The indenture, as supplemented by the first supplemental indenture, related to the JPY Notes includes covenants, including limitations on KKR Group Finance IV's and the Guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding JPY Notes may declare the JPY Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the JPY Notes

Notes to Condensed Consolidated Financial Statements (Continued)

and any accrued and unpaid interest on the JPY Notes automatically become due and payable. KKR Group Finance IV may redeem the JPY Notes at its option, in whole but not in part, at a redemption price equal to 100% of the principal amount of the JPY Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date fixed for redemption, at any time, in the event of certain changes affecting taxation as provided in the JPY Indenture.

KFN Issued 5.200% Notes Due 2033

On February 12, 2018, KFN issued $120.0 million aggregate principal amount of 5.200% Senior Notes due 2033 (the "KFN 2033 Senior Notes"). The KFN 2033 Senior Notes are unsecured and unsubordinated obligations of KFN, which do not provide for recourse to KKR beyond the assets of KFN. The KFN 2033 Senior Notes are not guaranteed by the Guarantors. The KFN 2033 Senior Notes will mature on February 12, 2033, unless earlier redeemed or repurchased. The KFN 2033 Senior Notes bear interest at a rate of 5.200% per annum, accruing from February 12, 2018. Interest is payable semi-annually in arrears on February 12 and August 12 of each year.
The indenture, as supplemented by a first supplemental indenture, relating to the KFN 2033 Senior Notes includes covenants, including (i) limitations on KFN's ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of certain of its subsidiaries or merge, consolidate or sell, transfer or lease assets, (ii) requirements that KFN maintain a minimum Consolidated Net Worth (as defined in the indenture) and (iii) requirements that KFN maintain a minimum Cash and Liquid Investments (as defined in the indenture). The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding KFN 2033 Senior Notes may declare the KFN 2033 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the KFN 2033 Senior Notes and any accrued and unpaid interest on the KFN 2033 Senior Notes automatically becomes due and payable.
Beginning on February 12, 2023, KFN may redeem the KFN 2033 Senior Notes in whole, but not in part, at KFN's option, at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. At any time prior to February 12, 2023, KFN may redeem the KFN 2033 Senior Notes in whole, but not in part, at KFN's option at any time, at a "make-whole" redemption price set forth in the KFN 2033 Senior Notes. If a change of control occurs, the KFN 2033 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the KFN 2033 Senior Notes repurchased plus any accrued and unpaid interest on the KFN 2033 Senior Notes repurchased to, but not including, the date of repurchase.
Other Consolidated Debt Obligations

Debt Obligations of Consolidated CFEs

As of March 31, 2018, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$9,806,031	2.8%	11.8
Subordinated Notes of Consolidated CLOs	307,448	(1)	12.1
Debt Obligations of Consolidated CMBS Vehicles	5,138,167	4.4%	26.4
	$15,251,646

(1)
The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of March 31, 2018, the fair value of the consolidated CFE assets was $16.8 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

Notes to Condensed Consolidated Financial Statements (Continued)

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of March 31, 2018. KKR is in compliance with its debt covenants in all material respects as of March 31, 2018.

11. INCOME TAXES

The consolidated entities of KKR are generally treated as partnerships or disregarded entities for U.S. and non-U.S. tax purposes. The taxes payable on the income generated by partnerships and disregarded entities are generally paid by the partners who beneficially own such partnerships and disregarded entities and are generally not payable by KKR. However, certain consolidated entities are treated as corporations for U.S. and non-U.S. tax purposes and are therefore subject to U.S. federal, state and/or local income taxes and/or non-U.S. taxes at the entity-level. In addition, certain consolidated entities which are treated as partnerships for U.S. tax purposes are subject to the New York City Unincorporated Business Tax or other local taxes.

The effective tax rates were 2.84% and 4.84% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties, (ii) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain entities that are not subject to U.S. federal, state or local income taxes and/or non-U.S. taxes, and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

On December 22, 2017, the 2017 Tax Act was enacted in the United States, which instituted fundamental changes to the taxation of multinational businesses. During the year ended December 31, 2017, the Company estimated that $96.4 million of deferred tax expense, recorded in connection with the remeasurement of certain deferred tax assets and liabilities at the reduced U.S. federal tax rate, and $1.5 million of expense, net of the reversal of the deferred tax liability related to unremitted foreign earnings, recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate in accordance with Staff Accounting Bulletin 118 ("SAB 118"). As of March 31, 2018, the Company has not completed the accounting for the effects of the 2017 Tax Act and there have been no material changes to our estimated amounts. Accordingly, there has been no change to the provisional amounts previously recorded and there is no impact to the March 31, 2018 effective tax rate for such provisional amounts.

During the three months ended March 31, 2018, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

On May 3, 2018, KKR announced its decision to convert KKR & Co. L.P. from a Delaware limited partnership to a Delaware corporation effective July 1, 2018. See Note 19 "Subsequent Events."

Notes to Condensed Consolidated Financial Statements (Continued)

12. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity-based and other non-cash compensation for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018	2017
Equity Incentive Plan Units	$67,796	$49,943
KKR Holdings Principal Awards	27,282	44,979
Total (1)	$95,078	$94,922

(1)
Includes $4,264 of equity based charges for the three months ended March 31, 2018 related to employees of equity method investees. Such amounts are included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

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

Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. L.P. common units on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested units. Beginning with the financial results reported for the first quarter of 2017, KKR's distribution policy has been to make equal quarterly distributions to common unitholders of $0.17 per common unit per quarter or $0.68 per year. Therefore, for units granted on or after January 1, 2017, the discount for lack of participation rights in the expected distributions on unvested units was based on the $0.68 annual distribution. See Note 19 "Subsequent Events" for update to KKR's distribution policy. KKR has made equal quarterly distributions to holders of its common units of $0.16 per common unit per quarter or $0.64 per year in respect of financial results reported for the first quarter of 2016 through the fourth quarter of 2016. Accordingly, for units granted subsequent to December 31, 2015 but before January 1, 2017, the discount for the lack of participation rights in the expected distributions on unvested units was based on the $0.64 annual distribution. The discount range for awards granted prior to December 31, 2015 was based on management's estimates of future distributions that the unvested equity awards would not be entitled to receive between the grant date and the vesting date which ranged from 8% to 56%.

Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 7% annually based upon expected turnover by class of recipient.

Notes to Condensed Consolidated Financial Statements (Continued)

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
As of March 31, 2018, there was approximately $17.4 million of estimated unrecognized compensation expense related to unvested Market Condition Awards and such awards did not meet their market-price based vesting condition.

As of March 31, 2018, there was approximately $492.7 million of total estimated unrecognized expense related to unvested awards, including Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2018	164.2
2019	167.8
2020	111.3
2021	38.2
2022	10.3
2023	0.9
Total	$492.7

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the status of unvested awards granted under the Equity Incentive Plan, excluding Market Condition Awards as described above, from January 1, 2018 through March 31, 2018 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	46,422,733	$14.98
Granted	1,271,656	20.21
Vested	—	—
Forfeitures	(1,092,523)	13.40
Balance, March 31, 2018	46,601,866	$15.16

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.4 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
April 1, 2018	10,254,674
October 1, 2018	5,824,493
April 1, 2019	9,492,030
October 1, 2019	4,425,709
April 1, 2020	6,625,455
October 1, 2020	3,371,704
April 1, 2021	3,378,686
October 1, 2021	1,930,239
April 1, 2022	116,532
October 1, 2022	1,091,172
October 1, 2023	91,172
46,601,866

KKR Holdings Awards

KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common units of KKR & Co. L.P. on a one-for one basis. As of March 31, 2018 and 2017, KKR Holdings owned approximately 40.5% or 333,648,078 units and 43.5% or 350,909,471 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. All of the KKR Holdings units (except for less than 0.1% of the outstanding KKR Holdings units) have been granted as of March 31, 2018.

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

KKR Holdings Awards give rise to equity-based compensation in the consolidated statements of operations based on the grant-date fair value of the award discounted for the lack of participation rights in the expected distributions on unvested units. Beginning with the financial results reported for the first quarter of 2017, KKR's distribution policy has been to make quarterly distributions to common unitholders of $0.17 per common unit per quarter or $0.68 per year. Therefore, for awards granted on or after January 1, 2017, the discount for lack of participation rights in the expected distributions on unvested units is based on the $0.68 annual distribution. See Note 19 "Subsequent Events" for update to KKR's distribution policy. KKR has made equal quarterly distributions to holders of its common units of $0.16 per common unit per quarter or $0.64 per year in respect of financial results reported for the first quarter of 2016 through the fourth quarter of 2016. Accordingly, for awards granted subsequent to December 31, 2015 but before January 1, 2017, the discount for the lack of participation rights in the expected distributions on unvested units was based on the $0.64 annual distribution.

Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 7% annually based on expected turnover by class of recipient.

As of March 31, 2018, there was approximately $332.7 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2018	$75.2
2019	96.5
2020	88.3
2021	47.5
2022	25.2
Total	$332.7

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2018 through March 31, 2018 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	30,848,583	$14.42
Granted	—	—
Vested	—	—
Forfeitures	—	—
Balance, March 31, 2018	30,848,583	$14.42

The weighted average remaining vesting period over which unvested awards are expected to vest is 2.2 years.

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
April 1, 2018	574,590
May 1, 2018	3,805,000
October 1, 2018	1,970,000
April 1, 2019	229,514
May 1, 2019	3,805,000
October 1, 2019	2,455,000
April 1, 2020	124,479
May 1, 2020	3,805,000
October 1, 2020	2,940,000
May 1, 2021	3,805,000
October 1, 2021	3,425,000
October 1, 2022	3,910,000
30,848,583

13. RELATED PARTY TRANSACTIONS

Due from Affiliates consists of:

	March 31, 2018	December 31, 2017
Amounts due from portfolio companies	$139,158	$129,594
Amounts due from unconsolidated investment funds	414,133	415,907
Amounts due from related entities	12,390	8,848
Due from Affiliates	$565,681	$554,349

Due to Affiliates consists of:

	March 31, 2018	December 31, 2017
Amounts due to KKR Holdings in connection with the tax receivable agreement	$83,710	$84,034
Amounts due to unconsolidated investment funds	181,480	239,776
Due to Affiliates	$265,190	$323,810

Notes to Condensed Consolidated Financial Statements (Continued)

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

Economic Net Income ("ENI")

ENI is a measure of profitability for KKR's reportable segments and is an alternative measurement of the operating and investment earnings of KKR and its business segments. ENI is comprised of total segment revenues; less total segment expenses and segment noncontrolling interests. The reportable segments for KKR's business are presented prior to giving effect to the allocation of income (loss) between KKR & Co. L.P. and KKR Holdings and as such represents the business in total. In addition, KKR's reportable segments are presented without giving effect to the consolidation of the funds that KKR manages.

Notes to Condensed Consolidated Financial Statements (Continued)

The following tables present the financial data for KKR's reportable segments:

	As of and for the Three Months Ended March 31, 2018
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$158,190	$93,395	$—	$—	$251,585
Monitoring Fees	17,530	—	—	—	17,530
Transaction Fees	46,689	2,558	107,598	—	156,845
Fee Credits	(41,343)	(2,431)	—	—	(43,774)
Total Management, Monitoring and Transaction Fees, Net	181,066	93,522	107,598	—	382,186

Performance Income (Loss)
Realized Incentive Fees	—	16,407	—	—	16,407
Realized Carried Interest	202,555	—	—	—	202,555
Unrealized Carried Interest	(141,240)	29,508	—	—	(111,732)
Total Performance Income (Loss)	61,315	45,915	—	—	107,230

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	7,875	7,875
Net Unrealized Gains (Losses)	—	—	—	207,862	207,862
Total Realized and Unrealized	—	—	—	215,737	215,737
Interest Income and Dividends	—	—	—	72,577	72,577
Interest Expense	—	—	—	(50,192)	(50,192)
Net Interest and Dividends	—	—	—	22,385	22,385
Total Investment Income (Loss)	—	—	—	238,122	238,122

Total Segment Revenues	242,381	139,437	107,598	238,122	727,538

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	59,719	22,714	21,457	34,640	138,530
Realized Performance Income Compensation	87,099	7,055	—	—	94,154
Unrealized Performance Income Compensation	(55,379)	12,256	—	—	(43,123)
Total Compensation and Benefits	91,439	42,025	21,457	34,640	189,561
Occupancy and Related Charges	7,876	1,608	744	3,355	13,583
Other Operating Expenses	28,302	9,587	6,749	13,267	57,905
Total Segment Expenses	127,617	53,220	28,950	51,262	261,049

Income (Loss) attributable to noncontrolling interests	—	—	1,203	—	1,203

Economic Net Income (Loss)	$114,764	$86,217	$77,445	$186,860	$465,286

Total Assets	$2,203,895	$1,642,038	$550,429	$11,847,241	$16,243,603

Notes to Condensed Consolidated Financial Statements (Continued)

	As of and for the Three Months Ended March 31, 2017
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$123,512	$84,772	$—	$—	$208,284
Monitoring Fees	13,220	—	—	—	13,220
Transaction Fees	117,882	4,056	121,097	—	243,035
Fee Credits	(85,650)	(3,367)	—	—	(89,017)
Total Management, Monitoring and Transaction Fees, Net	168,964	85,461	121,097	—	375,522

Performance Income (Loss)
Realized Incentive Fees	—	1,686	—	—	1,686
Realized Carried Interest	206,204	—	—	—	206,204
Unrealized Carried Interest	123,506	17,120	—	—	140,626
Total Performance Income (Loss)	329,710	18,806	—	—	348,516

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	79,451	79,451
Net Unrealized Gains (Losses)	—	—	—	204,036	204,036
Total Realized and Unrealized	—	—	—	283,487	283,487
Interest Income and Dividends	—	—	—	56,882	56,882
Interest Expense	—	—	—	(41,709)	(41,709)
Net Interest and Dividends	—	—	—	15,173	15,173
Total Investment Income (Loss)	—	—	—	298,660	298,660

Total Segment Revenues	498,674	104,267	121,097	298,660	1,022,698

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	60,008	19,784	22,561	37,082	139,435
Realized Performance Income Compensation	87,393	674	—	—	88,067
Unrealized Performance Income Compensation	50,366	6,848	—	—	57,214
Total Compensation and Benefits	197,767	27,306	22,561	37,082	284,716
Occupancy and Related Charges	8,107	1,856	664	3,742	14,369
Other Operating Expenses	26,887	8,338	5,328	12,945	53,498
Total Segment Expenses	232,761	37,500	28,553	53,769	352,583

Income (Loss) attributable to noncontrolling interests	—	—	1,584	—	1,584

Economic Net Income (Loss)	$265,913	$66,767	$90,960	$244,891	$668,531

Total Assets	$1,815,404	$1,191,199	$573,162	$10,758,695	$14,338,460

Notes to Condensed Consolidated Financial Statements (Continued)

The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's total reportable segments:

Revenues

	Three Months Ended
	March 31, 2018	March 31, 2017
Total Revenues	$472,606	$767,755
Plus: Management fees relating to consolidated funds and placement fees	63,858	47,102
Less: Fee credits relating to consolidated funds	14,721	939
Plus: Net realized and unrealized carried interest - consolidated funds	28,076	11,057
Less: General partner capital interest - unconsolidated funds	15,465	51,803
Plus: Total investment income (loss)	238,122	298,660
Less: Revenue earned by oil & gas producing entities	14,507	17,273
Less: Expense reimbursements	20,211	23,549
Less: Other	10,220	8,312
Total Segment Revenues	$727,538	$1,022,698

Expenses

	Three Months Ended
	March 31, 2018	March 31, 2017
Total Expenses	$436,601	$540,014
Less: Equity-based and other non-cash compensation	96,227	111,036
Less: Reimbursable expenses and placement fees	27,761	36,123
Less: Operating expenses relating to consolidated funds, CFEs and other entities	21,805	13,430
Less: Expenses incurred by oil & gas producing entities	11,101	11,177
Less: Intangible amortization	5,030	6,366
Less: Other	13,628	9,299
Total Segment Expenses	$261,049	$352,583

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders

	Three Months Ended
	March 31, 2018	March 31, 2017
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$170,102	$259,343
Plus: Preferred Distributions	8,341	8,341
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	121,002	216,432
Plus: Equity-based and other non-cash compensation	100,491	111,036
Plus: Amortization of intangibles, placement fees and other, net (1)	47,709	32,837
Plus: Income tax (benefit)	17,641	40,542
Economic Net Income (Loss)	$465,286	$668,531

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

Notes to Condensed Consolidated Financial Statements (Continued)

The items that reconcile KKR's total reportable segments to the corresponding consolidated amounts calculated and presented in accordance with GAAP for net income (loss) attributable to redeemable noncontrolling interests and income (loss) attributable to noncontrolling interests are primarily attributable to the impact of KKR Holdings L.P., KKR's consolidated funds and certain other entities.

Assets

	As of March 31,
	2018	2017
Total Assets	$47,579,153	$41,635,712
Less: Impact of consolidation of funds and other entities (1)	29,972,064	25,963,256
Less: Carry pool reclassification from liabilities	1,176,070	1,035,671
Less: Impact of KKR Management Holdings Corp.	187,416	298,325
Total Segment Assets	$16,243,603	$14,338,460

(1) Includes accounting basis difference for oil & natural gas properties of $10,738 and $7,700 as of March 31, 2018 and 2017, respectively.

15. EQUITY

Transfer of Interests Under Common Control and Other

On March 30, 2017, KKR reorganized KKR's Indian capital markets and credit asset management businesses, to create KKR India Financial Investments Pte. Ltd. ("KIFL"). This reorganization transaction was accounted for as a transfer of interests under common control, and the difference between KKR's carrying value before and after the transaction was treated as a reallocation of equity interests. No gain or loss was recognized in the condensed consolidated financial statements.

On November 24, 2017, KIFL issued equity to an unaffiliated third-party. This transaction was accounted for as a subsidiary's direct issuance of its equity to third-parties, and the difference between KKR's carrying value before and after the transaction was treated as a reallocation of equity interests. No gain or loss was recognized in the condensed consolidated financial statements.

Both transactions above resulted in an increase to KKR's equity and to noncontrolling interests held by KKR Holdings.

Unit Repurchase Program

As of March 31, 2018, KKR had a total of $750.0 million authorized to repurchase its common units. Through May 7, 2018, KKR has utilized $459.0 million to repurchase 31.7 million common units. See Note 19 "Subsequent Events."

Under this common unit repurchase program, common units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. There were no common units repurchased pursuant to this program during the three months ended March 31, 2018 and 2017.

Distribution Policy

Under KKR's distribution policy for its common units, KKR intends to make equal quarterly distributions to holders of its common units in an amount of $0.17 per common unit per quarter. The declaration and payment of any distributions are subject to the discretion of the board of directors of the general partner of KKR and the terms of its limited partnership agreement. There can be no assurance that distributions will be made as intended or at all, that unitholders will receive sufficient distributions to satisfy payment of their tax liabilities as limited partners of KKR or that any particular distribution policy will be maintained. See Note 19 "Subsequent Events."

Notes to Condensed Consolidated Financial Statements (Continued)

16. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of March 31, 2018 and December 31, 2017, the carrying value of goodwill was $83.5 million. The carrying value of goodwill allocated to the Public Markets and Principal Activities segments is $53.5 million and $30.0 million, respectively, as of March 31, 2018 and December 31, 2017. Goodwill is recorded in Other Assets in the condensed consolidated statements of financial condition. All of the goodwill is currently expected to be deductible for tax purposes. See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

Intangible Assets

Intangible Assets, Net consists of the following:

	March 31, 2018	December 31, 2017
Finite-Lived Intangible Assets	$191,526	$190,526
Accumulated Amortization	(67,012)	(61,348)
Intangible Assets, Net	$124,514	$129,178

Changes in Intangible Assets, Net consists of the following:

Three Months Ended
March 31, 2018
Balance, Beginning of Period	$129,178
Amortization Expense	(5,030)
Foreign Exchange	366
Balance, End of Period	$124,514

Notes to Condensed Consolidated Financial Statements (Continued)

17. COMMITMENTS AND CONTINGENCIES

Funding Commitments

As of March 31, 2018, KKR had unfunded commitments consisting of $5,720.8 million to its active private equity and other investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities segment, and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets segment. As of March 31, 2018, these commitments amounted to $275.1 million and $1,114.1 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for KKR's Capital Markets segment are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown; KKR's capital market business has an arrangement with a third party, which reduces its risk when underwriting certain debt transactions. In the case of purchases of investments or assets in its Principal Activities segment, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Contingent Repayment Guarantees

The partnership documents governing KKR's carry-paying funds, including funds relating to private equity, infrastructure, energy, real estate, mezzanine, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction"), as of March 31, 2018, $12.6 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their March 31, 2018 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $1.8 billion. Carried interest is recognized in the condensed consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the condensed consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

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

Notes to Condensed Consolidated Financial Statements (Continued)

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
 The regulatory capital requirements referred to above may restrict KKR's ability to withdraw capital from its registered broker-dealer entities. At March 31, 2018, approximately $180.1 million of cash at KKR's registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

Notes to Condensed Consolidated Financial Statements (Continued)

19. SUBSEQUENT EVENTS

Common Unit Distribution

A distribution of $0.17 per KKR & Co. L.P. common unit was announced on May 3, 2018, and will be paid on May 29, 2018 to common unitholders of record as of the close of business on May 14, 2018. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Preferred Unit Distributions

A distribution of $0.421875 per Series A Preferred Unit has been declared as announced on May 3, 2018 and set aside for payment on June 15, 2018 to holders of record of Series A Preferred Units as of the close of business on June 1, 2018.

A distribution of $0.406250 per Series B Preferred Unit has been declared as announced on May 3, 2018 and set aside for payment on June 15, 2018 to holders of record of Series B Preferred Units as of the close of business on June 1, 2018.

Conversion to a Corporation
On May 3, 2018, KKR announced its decision to convert KKR & Co. L.P. (the "Conversion") from a Delaware limited partnership to a Delaware corporation named KKR & Co. Inc., to become effective at 12:01 a.m. (Eastern Time) on July 1, 2018.
Distribution Policy
KKR's distribution policy as a limited partnership has been to pay annual aggregate distributions to holders of our common units of $0.68 per common unit, and KKR has announced that it anticipates that its dividend policy as a corporation will be to pay dividends to holders of our Class A common stock in an initial annual aggregate amount of $0.50 per share, in each case, subject to the discretion of KKR's board of directors and compliance with applicable law. For U.S. federal income tax purposes, any dividends KKR pays following the Conversion (including dividends on KKR's preferred shares) generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes.
Unit Repurchase Program
On May 3, 2018, KKR announced an increase to the available amount under its repurchase program to $500 million, which may be used for the repurchase of its common units or, after the Conversion, Class A common stock, and the cancellation (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan (and any successor equity plan thereto) representing the right to receive its common units or Class A common stock. Prior to this increase, there was approximately $291 million remaining under the program.

Strategic BDC Partnership with FS Investments

On December 11, 2017, KKR announced a definitive agreement to form a new strategic BDC partnership with FS Investment Corporation. This transaction was completed through a combination of cash and other assets on April 9, 2018.

CMBS Sale
In April 2018, a consolidated entity of KKR sold its controlling beneficial interest in four consolidated CMBS vehicles. As a result of this sale, KKR expects to deconsolidate these CMBS vehicles in the second quarter of 2018, resulting in a reduction in investments and debt obligations of approximately $4.1 billion and $4.0 billion, respectively. Subsequent to this sale, KKR will continue to consolidate one CMBS vehicle.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. L.P., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 23,
2018 (our "Annual Report"), including the audited consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-looking Statements" and “Risk Factors" in this report, our Annual Report and other quarterly reports. Actual results may differ materially from those contained in any forward looking statements.

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
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 325 private equity investments in portfolio companies with a total transaction value in excess of $560 billion as of March 31, 2018. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, capital markets, infrastructure, energy, real estate, growth equity and core investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital has allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants, senior advisors and other advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of March 31, 2018, approximately 76% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.

Recent Developments
Strategic BDC Partnership with FS Investments

On December 11, 2017, KKR announced a definitive agreement to form a new strategic BDC partnership with FS Investment Corporation ("FS Investments") to provide investment advisory services to Corporate Capital Trust ("CCT") and Corporate Capital Trust II ("CCT II"), which were business development companies ("BDCs") previously advised and sub-advised, respectively, by us, and four BDCs that were previously sponsored by FS Investments. This transaction was completed through a combination of cash and other assets on April 9, 2018. Following the closing of this transaction, the new strategic BDC partnership, FS/KKR Advisor, LLC, began serving as the investment adviser to all six of the aforementioned BDCs.

Our Conversion to a Corporation
On May 3, 2018, we announced our decision to convert KKR & Co. L.P. (the "Conversion") from a Delaware limited partnership to a Delaware corporation named KKR & Co. Inc., to become effective at 12:01 a.m. (Eastern Time) on July 1, 2018. See "Part II. Item 5. Other Information" for further information about the Conversion. See also "Part II. Item 1A. Risk Factors."

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity and core equity investments. We also manage and sponsor investment funds that invest capital in real assets, such as infrastructure, energy and real estate. Our Private Markets segment includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of March 31, 2018, the segment had $102.2 billion of AUM and FPAUM of $61.5 billion, consisting of $46.2 billion in private equity (including growth equity and core investments) and $15.3 billion in real assets (including infrastructure, energy and real estate) and other related strategies.

The table below presents information as of March 31, 2018 relating to our current private equity, growth equity and real asset funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after March 31, 2018.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Markets

Private Equity and Growth Equity
Asian Fund III (4)	4/2017	4/2023	$9,000.0	$8,373.6	5.6%	$626.4	$—	$626.4	$588.9
Americas Fund XII (4)	1/2017	1/2023	13,500.0	11,962.0	6.0%	1,538.0	—	1,538.0	1,641.0
Health Care Strategic Growth Fund (4)	12/2016	12/2021	1,331.0	1,284.2	11.3%	46.8	—	46.8	43.3
Next Generation Technology Growth Fund (4)	3/2016	3/2021	658.9	414.4	22.5%	244.5	—	244.5	385.8
European Fund IV (4)	12/2014	12/2020	3,539.2	1,373.2	5.6%	2,276.2	85.1	2,199.5	3,414.0
Asian Fund II (4)	4/2013	4/2017	5,825.0	889.5	1.3%	5,936.7	2,009.2	4,631.7	7,006.3
North America Fund XI (4)	9/2012	1/2017	8,718.4	874.2	2.9%	9,274.4	5,345.9	6,478.7	11,809.8
China Growth Fund	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	600.5	636.3	741.2
European Fund III	3/2008	3/2014	6,167.6	840.2	4.6%	5,327.4	8,368.0	1,212.6	2,303.2
Asian Fund	7/2007	4/2013	3,983.3	—	2.5%	3,945.9	8,192.1	361.3	477.1
2006 Fund	9/2006	9/2012	17,642.2	337.7	2.1%	17,304.5	28,235.1	4,190.3	5,219.0
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,469.8	—	57.7
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	13,305.4	444.9	815.4
Private Equity and Growth Equity			83,126.4	26,349.0		59,281.6	74,611.1	22,611.0	34,502.7

Co-Investment Vehicles and Other (4)	Various	Various	6,128.7	1,656.9	Various	4,664.6	2,938.3	3,227.5	4,620.5

Total Private Equity and Growth Equity			89,255.1	28,005.9		63,946.2	77,549.4	25,838.5	39,123.2

Real Assets
Energy Income and Growth Fund (4)	9/2013	9/2018	1,974.2	292.9	12.9%	1,714.2	326.6	1,412.8	1,546.9
Natural Resources Fund	Various	Various	887.4	2.8	Various	884.6	113.4	794.9	157.3
Global Energy Opportunities (4)	Various	Various	979.2	579.6	Various	440.8	61.0	323.8	334.4
Global Infrastructure Investors (4)	9/2011	10/2014	1,040.2	42.4	4.8%	1,029.3	873.2	623.0	811.7
Global Infrastructure Investors II (4)	10/2014	10/2020	3,044.3	756.6	4.1%	2,513.1	229.0	2,283.6	2,735.2
Global Infrastructure Investors III (4)	(5)	(5)	6,021.0	6,021.0	4.5%	—	—	—	—
Real Estate Partners Americas (4)	5/2013	5/2017	1,229.1	352.8	16.3%	1,004.1	853.9	543.3	588.2
Real Estate Partners Americas II (4)	5/2017	12/2020	1,921.2	1,872.1	7.8%	49.1	—	48.5	47.0
Real Estate Partners Europe (4)	9/2015	6/2020	720.1	527.1	9.2%	209.9	15.1	198.0	247.4
Real Estate Credit Opportunity Partners (4)	2/2017	2/2019	1,130.0	621.5	4.4%	508.5	19.0	508.5	510.6
Co-Investment Vehicles and Other	Various	Various	1,781.9	387.2	Various	1,394.7	547.0	1,391.4	1,777.0

Real Assets			$20,728.6	$11,456.0		$9,748.3	$3,038.2	$8,127.8	$8,755.7

Other
Core Investment Vehicles (4)	Various	Various	9,500.0	7,811.0	36.8%	1,689.0	—	1,689.0	1,689.0
Unallocated Commitments (6)			3,027.6	3,027.6	Various	—	—	—	—

Private Markets Total			$122,511.3	$50,300.5		$75,383.5	$80,587.6	$35,655.3	$49,567.9

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on March 31, 2018, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, with the limited partners' investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

(4)	The "Invested" and "Realized" columns include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.

(5)	Initial investment period is six years from first investment date.

(6)	"Unallocated Commitments" represent unallocated commitments from our strategic investor partnerships.

The tables below present information as of March 31, 2018 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments that have been disposed of or have otherwise generated disposition proceeds or current income including dividends that have been distributed by the relevant fund. This data does not reflect additional capital raised since March 31, 2018 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount			Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested		Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4		$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8		1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6		1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0		5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8		9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6		14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7		4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6		12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5		50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4		8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0		13,305.4	815.4	14,120.8	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,750.8	5,750.8		8,469.8	57.7	8,527.5	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,304.5		28,235.1	5,219.0	33,454.1	11.3%	8.8%	1.9
Asian Fund (2007)	3,983.3	3,945.9		8,192.1	477.1	8,669.2	19.0%	13.8%	2.2
European Fund III (2008) (2)	6,167.6	5,327.4		8,368.0	2,303.2	10,671.2	17.0%	11.9%	2.0
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8		195.7	1.6	197.3	0.2%	(0.4)%	1.0
China Growth Fund (2010)	1,010.0	1,010.0		600.5	741.2	1,341.7	10.0%	4.8%	1.3
Natural Resources Fund (2010)	887.4	884.6		113.4	157.3	270.7	(27.8)%	(30.3)%	0.3
Global Infrastructure Investors (2011) (2)	1,040.2	1,029.3		873.2	811.7	1,684.9	14.4%	12.4%	1.6
North America Fund XI (2012)	8,718.4	9,274.4		5,345.9	11,809.8	17,155.7	26.3%	20.8%	1.8
Asian Fund II (2013)	5,825.0	5,936.7		2,009.2	7,006.3	9,015.5	22.8%	16.7%	1.5
Real Estate Partners Americas (2013)	1,229.1	1,004.1		853.9	588.2	1,442.1	19.9%	14.7%	1.4
Energy Income and Growth Fund (2013)	1,974.2	1,714.2		326.6	1,546.9	1,873.5	4.8%	1.6%	1.1
Global Infrastructure Investors II (2014) (2)	3,044.3	2,513.1		229.0	2,735.2	2,964.2	15.9%	12.8%	1.2
European Fund IV (2015) (2)	3,539.2	2,276.2		85.1	3,414.0	3,499.1	33.6%	25.6%	1.5
Real Estate Partners Europe (2015) (2)	720.1	209.9		15.1	247.4	262.5	21.9%	12.7%	1.3
Next Generation Technology Growth Fund (2016) (3)	658.9	244.5		—	385.8	385.8	—	—	—
Health Care Strategic Growth Fund (2016) (3)	1,331.0	46.8		—	43.3	43.3	—	—	—
Americas Fund XII (2017) (3)	13,500.0	1,538.0		—	1,641.0	1,641.0	—	—	—
Real Estate Credit Opportunity Partners (2017) (3)	1,130.0	508.5	—	19.0	510.6	529.6	—	—	—
Asian Fund III (2017) (3)	9,000.0	626.4		—	588.9	588.9	—	—	—
Real Estate Partners Americas II (2017) (3)	1,921.2	49.1	—	—	47.0	47.0	—	—	—
Core Investment Vehicles (2017) (3)	9,500.0	1,689.0		—	1,689.0	1,689.0	—	—	—
Global Infrastructure Investors III (2018) (3)	6,021.0	—	—	—	—	—
Subtotal - Included Funds	113,875.1	72,164.6		85,994.7	42,837.6	128,832.3	15.8%	11.6%	1.8

All Funds	$130,349.6	$88,639.1		$136,264.0	$42,837.6	$179,101.6	25.6%	18.8%	2.0

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross Multiple of Invested Capital (5)
($ in millions)
Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	2.8
Millennium Fund (2002)	6,000.0	5,599.4	13,305.4	815.4	14,120.8	2.5
European Fund II (2005) (2)	5,750.8	5,245.4	8,469.8	57.7	8,527.5	1.6
2006 Fund (2006)	17,642.2	15,889.9	28,235.1	4,211.2	32,446.3	2.0
Asian Fund (2007)	3,983.3	3,418.8	8,192.1	263.1	8,455.2	2.5
European Fund III (2008) (2)	6,167.6	3,897.0	8,368.0	787.3	9,155.3	2.3
E2 Investors (Annex Fund) (2009) (2)	195.8	94.8	195.7	—	195.7	2.1
China Growth Fund (2010)	1,010.0	568.4	600.5	299.3	899.8	1.6
Natural Resources Fund (2010)	887.4	886.9	113.4	157.2	270.6	0.3
Global Infrastructure Investors (2011) (2)	1,040.2	1,025.7	873.2	830.6	1,703.8	1.7
North America Fund XI (2012)	8,718.4	5,781.8	5,345.9	8,087.4	13,433.3	2.3
Asian Fund II (2013)	5,825.0	3,077.4	2,009.2	3,956.0	5,965.2	1.9
Real Estate Partners Americas (2013)	1,229.1	871.1	853.9	459.8	1,313.7	1.5
Energy Income and Growth Fund (2013)	1,974.2	1,714.2	326.6	1,546.9	1,873.5	1.1
Global Infrastructure Investors II (2014) (2)	3,044.3	1,245.6	229.0	1,311.3	1,540.3	1.2
European Fund IV (2015) (2)	3,539.2	447.9	85.1	980.8	1,065.9	2.4
Real Estate Partners Europe (2015) (2) (4)	720.1	89.8	15.1	107.2	122.3	1.4
Next Generation Technology Growth Fund (2016) (3) (4)	658.9	—	—	—	—	—
Health Care Strategic Growth Fund (2016) (3) (4)	1,331.0	—	—	—	—	—
Americas Fund XII (2017) (3) (4)	13,500.0	—	—	—	—	—
Real Estate Credit Opportunity Partners (2017) (3) (4)	1,130.0	—	—	—	—	—
Asian Fund III (2017) (3) (4)	9,000.0	—	—	—	—	—
Real Estate Partners Americas II (2017) (3) (4)	1,921.2	—	—	—	—	—
Core Investment Vehicles (2017) (3) (4)	9,500.0	—	—	—	—	—
Global Infrastructure Investors III (2018) (3)(4)	6,021.0	—	—	—	—	—
Subtotal - Included Funds	113,875.1	52,939.5	85,975.7	23,871.2	109,846.9	2.1

All Realized/Partially Realized Investments	$130,349.6	$69,414.0	$136,245.0	$23,871.2	$160,116.2	2.3

(1)	These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, European Fund II, European Fund III, E2 Investors (Annex Fund), European Fund IV, Global Infrastructure Investors, Global Infrastructure Investors II and Real Estate Partners Europe include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million, €55.5 million, €1,626.1 million, €30.0 million, €243.8 million and €276.6 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on March 31, 2018 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to March 31, 2018. None of the Next Generation Technology Growth Fund, Health Care Strategic Growth Fund, Americas Fund XII, Real Estate Credit Opportunity Partners, Asian Fund III, Real Estate Partners Americas II, our Core Investment Vehicles or Global Infrastructure Investors III has invested for at least 24 months as of March 31, 2018. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.

(4)
An investment is considered fully or partially realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have either made their first investment more recently than 24 months prior to March 31, 2018 or have otherwise not had any realizations.

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

Public Markets

We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business invests capital in (i) leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations and private credit strategies such as direct lending and private opportunistic credit (or mezzanine) investment strategies. The funds, CLOs, separately managed accounts, investment companies registered under the Investment Company Act of 1940 (the "Investment Company Act"), including BDCs, and alternative investments funds ("AIFs") in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, regulated by the Central Bank of Ireland, and KKR Credit Advisors (EMEA) LLP, regulated by the United Kingdom Financial Conduct Authority (the "FCA"). Our Public Markets segment also includes our hedge funds business, which consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "strategic manager partnerships"). Our strategic manager partnerships offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds, credit hedge funds and funds focused on investing in natural catastrophe and weather risks.
We intend to continue to grow the Public Markets business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

As of March 31, 2018, our Public Markets segment had $74.1 billion of AUM, comprised of $25.6 billion of assets managed in our leveraged credit strategies (which include $1.9 billion of assets managed in our opportunistic credit strategy and $1.5 billion of assets managed in our revolving credit strategy), $7.5 billion of assets managed in our special situations strategy, $11.8 billion of assets managed in our private credit strategies, $28.5 billion of assets managed through our hedge fund business and $0.7 billion of assets managed in other strategies. Our private credit strategies include $7.4 billion of assets managed in our direct lending strategy and $4.4 billion of assets managed in our private opportunistic credit strategy.
On December 11, 2017, we entered into an agreement with FS Investments to form a strategic BDC partnership to provide investment advisory services to CCT and CCT II, which were BDCs advised and sub-advised, respectively, by us, and four BDCs that were sponsored by FS Investments. This transaction closed on April 9, 2018 and together with CCT and CCT II created a BDC platform with $18 billion in AUM (calculated based on AUMs of FS Investments' BDCs as of December 31, 2017).

Credit

Performance
We generally review our performance in our credit business by investment strategy.

The following table presents information regarding the principal leveraged credit strategies managed by KKR. The returns presented below are from inception of the strategy to March 31, 2018. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	8.11%	7.47%	65% S&P/ LSTA Loan Index, 35% BoAML HY Master II Index (2)	6.29%
Opportunistic Credit (3)	May 2008	12.94%	10.95%	BoAML HY Master II Index (3)	6.55%
Bank Loans	Apr 2011	5.57%	4.96%	S&P/LSTA Loan Index (4)	4.31%
High-Yield	Apr 2011	6.83%	6.24%	BoAML HY Master II Index (5)	6.22%
Bank Loans Conservative	Apr 2011	4.81%	4.20%	S&P/LSTA BB-B Loan Index (6)	4.30%
European Leveraged Loans (7)	Sep 2009	5.35%	4.83%	CS Inst West European Leveraged Loan Index (8)	4.72%
High-Yield Conservative	Apr 2011	6.07%	5.49%	BoAML HY BB-B Constrained (9)	6.08%
European Credit Opportunities (7)	Sept 2007	5.65%	4.74%	S&P European Leveraged Loans (All Loans) (10)	4.43%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

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

(11)	This strategy has not called any capital as of March 31, 2018. As a result, the gross and net return performance measures are not meaningful and are not included above.

The following table presents information regarding our Public Markets alternative credit funds where investors are subject to capital commitments from inception to March 31, 2018. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below, and past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Special Situations Fund	Dec 2012	$2,274.3	$2,244.7	$900.7	$1,941.9	$2,842.6	7.6%	5.6%	1.3
Special Situations Fund II	Dec 2014	3,294.2	1,690.8	—	1,758.1	1,758.1	2.8%	—%	1.0
Mezzanine Partners	Mar 2010	1,022.8	913.9	980.1	366.1	1,346.2	13.4%	8.6%	1.5
Private Credit Opportunities Partners II	Dec 2015	2,245.1	525.5	9.5	538.4	547.9	6.4%	2.7%	1.0
Lending Partners	Dec 2011	460.2	405.3	367.5	153.7	521.2	7.6%	6.1%	1.3
Lending Partners II	Jun 2014	1,335.9	1,177.1	325.1	1,169.8	1,494.9	13.5%	11.2%	1.3
Lending Partners III	Apr 2017	963.8	195.0	—	217.4	217.4	N/A	N/A	N/A
Lending Partners Europe	Mar 2015	847.6	514.0	56.1	527.5	583.6	12.1%	7.5%	1.1
Other Alternative Credit Vehicles	Various	7,245.4	3,929.6	2,290.5	3,084.5	5,375.0	N/A	N/A	N/A
Unallocated Commitments (4)	Various	450.0	—	—	—	—	N/A	N/A	N/A
All Funds		$20,139.3	$11,595.9	$4,929.5	$9,757.4	$14,686.9

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

Public Markets AUM and Vehicle Structures
The table below presents information as of March 31, 2018, based on the investment funds, vehicles or accounts offered by our Public Markets segment.  Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$13,793	$12,685	0.33%-1.50%	Various (1)	Various (1)	Subject to redemptions
CLOs	10,752	10,752	0.40%-0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	24,545	23,437

Alternative Credit: (3)
Special Situations	7,770	4,556	0.90%-1.75% (4)	10.00-20.00%	7.00-12.00%	8-15 Years (2)
Private Credit	9,059	4,584	0.50%-1.75%	10.00-20.00%	5.00-8.00%	8-15 Years (2)
Total Alternative Credit	16,829	9,140

Hedge Funds (5)	28,503	21,336	0.50%-2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	4,239	4,239	1.00%-1.125%	10.00-15.00%	7.00%	7 years
Total	$74,116	$58,152

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

(3)	Our alternative credit funds generally have investment periods of three to five years and our newer alternative credit funds generally earn fees on invested capital during the investment period.

(4)	Lower fees on uninvested capital in certain vehicles.

(5)	Hedge Funds represent KKR's pro rata portion of AUM and FPAUM of our strategic manager partnerships, which consist of minority stakes in hedge fund managers.

(6)
Consists of CCT and CCT II, which were BDCs advised and sub-advised, respectively, by KKR. These vehicles invest in both leveraged credit and private credit strategies. On November 14, 2017, shares of CCT's common stock commenced trading on the NYSE and KKR Credit Advisors (US) LLC became CCT's sole investment adviser. On December 11, 2017, we entered into an agreement with FS Investments to form a strategic BDC partnership that will provide investment advisory services to CCT, CCT II and four BDCs that were sponsored by FS Investments. This transaction was completed on April 9, 2018.

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

The chart below presents the holdings of our Principal Activities segment by asset class as of March 31, 2018.

Holdings by Asset Class (1)
(1) This presentation includes our capital commitments to our funds. Assets and revenues of other asset managers with which KKR has formed strategic manager partnerships where KKR does not hold more than 50% ownership interest are not included in our Principal Activities segment but are reported in the financial results of our other segments. Private Equity and Other Equity includes KKR private equity funds, co-investments alongside such KKR-sponsored private equity funds, certain core equity investments, and other opportunistic investments. However, equity investments in other asset classes, such as real estate, special situations and energy appear in these other asset classes.  Other Credit consists of other leveraged credit and specialty finance strategies.

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

As of March 31, 2018, U.S. economic growth seemed to be slowing slightly, the United States showed signs of rising inflation, and the U.S. Federal Reserve continued to raise its benchmark interest rate and reduce its balance sheet. In the United States, real GDP growth was 2.3%, on a seasonally adjusted annualized basis, for the quarter ended March 31, 2018, down from 2.9% for the quarter ended December 31, 2017; the U.S. unemployment rate was 4.1% as of March 31, 2018, flat from 4.1% as of December 31, 2017; U.S. core consumer price index inflation was 2.1% on a year-over-year basis as of March 31, 2018, up from 1.8% on a year-over-year basis as of December 31, 2017; and the effective federal funds rate set by the U.S. Federal Reserve was 1.7% as of March 31, 2018, up from 1.3% as of December 31, 2017.
As of March 31, 2018, the European Union appeared to be experiencing a softening pace of growth with a modest rise in inflation, and the European Central Bank is expected to taper its quantitative easing program in the near future. In the Euro Area, real GDP growth is estimated to be 0.5%, on a seasonally adjusted quarter-over-quarter basis, compared to 0.7%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended December 31, 2017; the Euro Area unemployment rate was 8.5% as of February 28, 2018, down from 8.6% as of December 31, 2017; Euro Area core inflation was 1.0% on a year-over-year basis as of March 31, 2018, up slightly when compared to 0.9% on a year-over-year basis as of December 31, 2017; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of March 31, 2018, flat from December 31, 2017. As noted, in March 2017, the United Kingdom triggered Article 50 to formally begin the process to exit from the European Union, which could, among other outcomes, significantly disrupt trade and the free movement of goods, services and people between the United Kingdom and the European Union.
As of March 31, 2018, the Bank of Japan is expected to continue its quantitative easing program, and the Chinese economy appears to be slowing slightly against the backdrop of certain economic reforms. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of March 31, 2018, unchanged from December 31, 2017; and in China, reported real GDP was 1.4%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended March 31, 2018, compared to 1.6% in the quarter ended December 31, 2017.
These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. Other key issues include (i) political uncertainty caused by, among other things, populist political parties and economic nationalist sentiments, (ii) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, and austerity programs, and (iii) increased volatility as the U.S. Federal Reserve potentially raises interest rates more frequently and/or in larger increments than in previous years and (iv) technological advancements and innovations that may disrupt marketplaces and businesses. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" in our Annual Report.
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

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended March 31, 2018, global equity markets were negative, with the S&P 500 Index down 1.2% and the MSCI World Index down 0.8% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (the "VIX"), a measure of volatility, ended at 20.0 as of March 31, 2018, increasing from 11.0 as of December 31, 2017. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report.
Many of our investments are also in non-investment grade credit instruments, and our funds and our portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies used to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightening credit spreads are generally expected to lead to an increase, and widening credit spreads are generally expected to lead to a decrease, in the value of these credit investments, if not offset by hedging or other factors. In addition, the significant widening of credit spreads is also typically expected to negatively impact equity markets, which in turn would negatively impact our portfolio and us as noted above. During the quarter ended March 31, 2018, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widened by 18 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) widened by 9 basis points. The non-investment grade credit indices were mixed during the quarter ended March 31, 2018, with the S&P/LSTA Leveraged Loan Index up 1.4% and the BofAML HY Master II Index down 0.9%. In addition, during the quarter ended March 31, 2018, 10-year government bond yields rose 33 basis points in the United States and, rose 7 basis points in Germany and rose 16 basis points in the United Kingdom, fell 14 basis points in China, and were flat in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report.

For further discussion of the impact of global credit markets on our financial condition and results of operations, see "Risk Factors—Risks Related to the Assets We Manage—Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or to refinance existing debt and may increase the cost of such financing or refinancing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income," "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our Principal Activities segment may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report. For a further discussion of our valuation methods, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report.
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended March 31, 2018, the euro rose 2.7%, the British pound rose 3.7%, the Japanese yen rose 5.7%, and the Chinese renminbi rose 3.6%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk" in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended March 31, 2018, the long-term price of WTI crude oil and of natural gas were relatively stable. The long-term price of WTI crude oil was flat at approximately $53 per barrel, and the long-term price of natural gas increased from approximately $2.82 per mcf to $2.83 per mcf as of December 31, 2017 and March 31, 2018, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted. In addition, because we hold certain energy assets on our balance sheet, which had a fair value of $0.7 billion as of March 31, 2018, these price movements would have an amplified impact on our financial results, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see " Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our Principal Activities segment may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report.

Business Conditions
Our segment revenues consist of fees, performance income and investment income. Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation or income. Since 2010, we have expanded into strategies such as energy, infrastructure, real estate, growth equity, core, credit and, through strategic manager partnerships, hedge funds. In several of these strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new clients, including retail and high net worth clients. However, fundraising continues to be competitive. While our Americas Fund XII, Asian Fund III and our Real Estate Partners Americas II fund exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship private equity funds or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM and associated fees attributable to new capital raised in future periods may be lower than in prior years. New capital raised in AUM for the quarters ended March 31, 2018 and 2017 were $10.6 billion and $8.5 billion, respectively. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" in our Annual Report.
Our ability to successfully deploy capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital available to us and participate in capital markets transactions. Greater competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Additionally, because we seek to make investments that have an ability to achieve our targeted returns while taking on a reasonable level of risk, we may experience periods of reduced investment activity. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. Reduced levels of transaction activity also tends to result in reduced potential future investment gains, lower transaction fees and lower fees for our capital markets business, which may earn fees in the syndication of equity or debt. Capital invested for the quarters ended March 31, 2018 and 2017 were $3.7 billion and $5.4 billion, respectively, and syndicated capital for the quarters ended March 31, 2018 and 2017 were $0.6 billion and $1.2 billion, respectively.

Our ability to realize investments. Challenging market and economic conditions may adversely affect our ability to exit and realize value from our investments and result in lower-than-expected returns. Although the equity markets are not the only means by which we exit investments, the strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in our private equity portfolio companies in a timely manner. We may also realize investments through strategic sales. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our investments. For the quarters ended March 31, 2018 and 2017, through exit activity in our investments, we realized carried interest of $0.2 billion and $0.2 billion, respectively.
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

For a further discussion of our consolidation policies, see Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included elsewhere in this report.

Key Financial Measures Under GAAP

Revenues

Fees and Other

Fees and other consist primarily of (i) management and incentive fees from providing investment management services to unconsolidated funds, CLOs, other vehicles, and separately managed accounts, (ii) transaction fees earned in connection with successful investment transactions and from capital markets activities, (iii) monitoring fees from providing services to portfolio companies, (iv) expense reimbursements from certain investment funds and portfolio companies, (v) revenue earned by oil and gas-producing entities that are consolidated and (vi) consulting fees earned by consolidated entities that employ non-employee operating consultants. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

Capital Allocation-Based Income

Capital allocation-based income is earned from those arrangements whereby KKR serves as general partner and includes income from KKR's capital interest as well as “carried interest” which entitles KKR to a disproportionate allocation of investment income from investment funds' limited partners.

For a further discussion of our revenue policies, see Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included elsewhere in this report.

Expenses

Compensation and Benefits

Compensation and benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity-based compensation consisting of charges associated with the vesting of equity-based awards, carry pool allocations and other performance-based income compensation. All employees and employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, in the past cash bonuses that are paid to certain employees have been borne by KKR Holdings. These bonuses have historically been funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because employees are not entitled to receive distributions on units that are unvested, any amounts allocated to employees in excess of an employee's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are currently recorded based on the amount of cash expected to be paid by KKR Holdings. Because KKR makes only fixed quarterly distributions, the distributions made on KKR Group Partnership Units underlying any unvested KKR Holdings units are generally insufficient to fund annual cash bonus compensation to the same extent as in periods prior to the fourth quarter of 2015. In addition, substantially all remaining units in KKR Holdings have been allocated and while subject to a 5 year vesting period, will become fully vested by 2021, thus decreasing the amount of distributions received by KKR Holdings that are available for annual cash bonus compensation. We, therefore, expect to pay all or substantially all of the cash bonus payments from KKR's cash from operations, the carry pool and other performance-based income compensation as described below, although from time to time, KKR Holdings may contribute to the cash bonus payments in the future. See "Risks Related to Our Business—If we cannot retain and motivate our principals and other key personnel and recruit, retain and motivate new principals and other key personnel, our business, results and financial condition could be adversely affected" in our Annual Report regarding the adequacy of such distributions to fund future discretionary cash bonuses.

KKR uses three different methods, which are designed to yield comparable results, to allocate carried interest and other performance income compensation. With respect to KKR's investment funds that provide for carried interest without a preferred return, KKR allocates 40% of the carried interest received from such funds to its carry pool for employees and non-employee operating consultants. In addition, for investment funds that provide for incentive fees rather than carried interest, beginning with the quarter ended March 31, 2018, our carry pool is supplemented by allocating 43% of the incentive fees that do not constitute carried interest that are earned from such funds to performance income compensation. Prior to the quarter ended March 31, 2018, our carry pool was supplemented by 40% of incentive fees that do not constitute carried interest. Beginning with the quarter ended September 30, 2016, for investment funds that provide for carried interest with a preferred return and have accrued carried interest as of June 30, 2016, KKR also includes 40% of the management fees that would have been subject to a management fee refund as performance income compensation. Because of the different ways management fees are refunded in preferred return and non-preferred return funds that provide for carried interest, this calculation of 40% of the portion of the management fees subject to refund for funds that have a preferred return is designed to allocate to compensation an amount comparable to the amount that would have been allocated to the carry pool had the fund not had a preferred return. Beginning with the quarter ended September 30, 2017, for then-current and future carry generating funds with no or minimal accrued carried interest as of June 30, 2017, KKR allocates 43% of the carried interest to the carry pool instead of 40% of carried interest. For impacted funds, the incremental 3% replaces the allocation of management fee refunds that would have been calculated for those funds and is designed, based on a historical financial analysis of certain investment funds, to allocate an amount for preferred return funds that is comparable to the management fee refunds that would have been allocated as performance income compensation for those funds. The percentage of carried interest, management fee refunds, and incentive fees allocable to the carry pool or as performance income compensation is subject to change from time to time. For a discussion of how management fees are refunded for preferred return funds and non-preferred funds see "—Fair Value Measurements—Recognition of Carried Interest in the Statement of Operations."

The amounts allocated to the carry pool and other performance-based income compensation are accounted for as compensatory profit-sharing arrangements and recorded as compensation and benefits expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the consolidated statements of operations prepared in accordance with GAAP.

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

Investment Income (Loss)

Net Gains (Losses) from Investment Activities

Net gains (losses) from investment activities consist of realized and unrealized gains and losses arising from our investment activities as well as income earned from equity method investments. A large portion of our net gains (losses) from investment activities are related to our private equity investments. Fluctuations in net gains (losses) from investment activities between reporting periods is driven primarily by changes in the fair value of our investment portfolio as well as the realization of investments. The fair value of, as well as the ability to recognize gains from, our private equity and other investments is significantly impacted by the global financial markets, which, in turn, affects the net gains (losses) from investment activities recognized in any given period. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time. For a further discussion of our fair value measurements and fair value of investments, see "—Critical Accounting Policies—Fair Value Measurements."

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

The 2017 Tax Act, which was enacted on December 22, 2017, permanently reduces the U.S. federal corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018. KKR has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets, deferred tax liabilities and the related impact on the tax receivable agreement and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions KKR has made, additional regulatory guidance that may be issued, and actions KKR may take following the enactment of the 2017 Tax Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. See Note 11 "Income Taxes" to the audited financial statements included in our Annual Report for further information on the financial statement impact of the 2017 Tax Act.

On May 3, 2018, we announced our decision to convert KKR & Co. L.P. from a Delaware limited partnership to a Delaware corporation. See "Part II. Item 5. Other Information" for further information about the Conversion. Prior to the Conversion, KKR’s investment income and carried interest generally was not subject to U.S. corporate income taxes. Subsequent to the Conversion, we expect that all income earned by KKR will be subject to U.S. corporate income taxes, resulting in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion. See "Part II. Item 1A. Risk Factors."

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

For a further discussion of our noncontrolling interests policies, see Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included elsewhere in this report.

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

We disclose the following financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP, if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within Note 14 "Segment Reporting" to the condensed consolidated financial statements included elsewhere in this report and under "—Segment Balance Sheet."

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

The following tables present our calculations of distributable segment revenues, which is our total segment revenues excluding the impact of mark-to-market gains (losses), distributable segment expenses, which is our total segment expenses excluding the impact of mark-to-market gains (losses), and after-tax distributable earnings on common units for the three months ended March 31, 2018 and 2017. Additionally, the individual components of our calculations of after-tax distributable earnings are reconciled to the most directly comparable GAAP measure in the tables below.

The following table presents our calculation of distributable segment revenues for the three months ended March 31, 2018 and 2017.

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
Distributable Segment Revenues
Fees and Other, Net
Management Fees	$251,585	$208,284
Monitoring Fees	17,530	13,220
Transaction Fees	156,845	243,035
Fee Credits	(43,774)	(89,017)
Total Fees and Other, Net	382,186	375,522

Realized Performance Income (Loss)
Incentive Fees	16,407	1,686
Carried Interest	202,555	206,204
Total Realized Performance Income (Loss)	218,962	207,890

Realized Investment Income (Loss)
Net Realized Gains (Losses)	7,875	79,451
Interest Income and Dividends	72,577	56,882
Interest Expense	(50,192)	(41,709)
Total Realized Investment Income (Loss)	30,260	94,624
Total Distributable Segment Revenues	$631,408	$678,036

The following table presents our calculation of distributable segment expenses for the three months ended March 31, 2018 and 2017.

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
Distributable Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	$138,530	$139,435
Performance Income Compensation	94,154	88,067
Total Compensation and Benefits	232,684	227,502
Occupancy and Related Charges	13,583	14,369
Other Operating Expenses	57,905	53,498
Total Distributable Segment Expenses	$304,172	$295,369

The following table presents our calculation of after-tax distributable earnings for the three months ended March 31, 2018 and 2017.

	Three Months Ended
($ in thousands except per unit data)	March 31, 2018	March 31, 2017
After-tax Distributable Earnings
Distributable Segment Revenues	$631,408	$678,036
Distributable Segment Expenses	304,172	295,369
Income (Loss) Attributable to Noncontrolling Interests	1,203	1,584
Income Taxes Paid	14,168	26,275
Preferred Distributions	8,341	8,341
After-tax Distributable Earnings	$303,524	$346,467

Per Adjusted Unit Eligible for Distribution	$0.37	$0.43

For a discussion of the components that drove the changes in our after-tax distributable earnings, see discussion of (i) management, monitoring and transaction fees, (ii) realized performance income, (iii) realized gains and net interest and dividends within investment income and (iv) expenses excluding unrealized performance income compensation, within "—Segment Analysis."

Subsequent to March 31, 2018 and during the quarter ended June 30, 2018, we expect to realize losses in certain investments, primarily certain credit and energy investments, in advance of the Conversion in the amount of approximately $650 million. Since these investments have already been largely written down in periods prior to March 31, 2018, the realization of losses from these investments are not expected to have a significant impact on our total investment income or cash flows in the quarter ended June 30, 2018. These losses are being realized in advance of the Conversion and given the extraordinary nature of the Conversion, we expect to exclude these realized losses, which would otherwise reduce after-tax distributable earnings, from our reported after-tax distributable earnings in the second quarter of 2018.

The following are reconciliations of the individual components of the calculation of after-tax distributable earnings to the most directly comparable GAAP measure.

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017

Total Revenues	$472,606	$767,755
Plus: Management fees relating to consolidated funds and placement fees	63,858	47,102
Less: Fee credits relating to consolidated funds	14,721	939
Plus: Net realized and unrealized carried interest - consolidated funds	28,076	11,057
Less: General partner capital interest - unconsolidated funds	15,465	51,803
Plus: Total investment income (loss)	238,122	298,660
Less: Revenue earned by oil & gas producing entities	14,507	17,273
Less: Expense reimbursements	20,211	23,549
Less: Other	10,220	8,312
Total Segment Revenues	$727,538	$1,022,698
Less: Unrealized Carried Interest	(111,732)	140,626
Less: Net Unrealized Gains (Losses)	207,862	204,036
Total Distributable Segment Revenues	$631,408	$678,036

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017

Total Expenses	$436,601	$540,014
Less: Equity-based and other non-cash compensation	96,227	111,036
Less: Reimbursable expenses and placement fees	27,761	36,123
Less: Operating expenses relating to consolidated funds, CFEs and other entities	21,805	13,430
Less: Expenses incurred by oil & gas producing entities	11,101	11,177
Less: Intangible amortization	5,030	6,366
Less: Other	13,628	9,299
Total Segment Expenses	$261,049	$352,583
Less: Unrealized Performance Income Compensation	(43,123)	57,214
Total Distributable Segment Expenses	$304,172	$295,369

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

Capital Invested

Capital invested is the aggregate amount of capital invested by (i) KKR's investment funds, (ii) KKR's Principal Activities segment as a co-investment, if any, alongside KKR's investment funds, and (iii) the Principal Activities segment in connection with a syndication transaction conducted by KKR's Capital Markets segment, if any. Capital invested is used as a measure of investment activity at KKR during a given period. We believe this measure is useful to unitholders as it provides a measure of capital deployment across KKR's business segments. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. Capital invested excludes (i) investments in certain leveraged credit strategies, (ii) capital invested by KKR's Principal Activities segment that is not a co-investment alongside KKR's investment funds, and (iii) capital invested by the Principal Activities segment that is not invested in connection with a syndication transaction by KKR's Capital Markets segment. Capital syndicated by our Capital Markets segment to third parties other than KKR's investment funds or Principal Activities segment is not included in capital invested. See also "—Syndicated Capital."

Economic Net Income (Loss) ("ENI")

Economic net income (loss) is a measure of profitability for KKR's reportable segments and is an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure may provide additional insight into the overall profitability of KKR's businesses inclusive of carried interest, incentive fees and related carry pool allocations and investment income. ENI is comprised of total segment revenues less total segment expenses and certain economic interests in KKR's segments held by third parties. Pre-tax Economic Net Income (Loss) represents Economic Net Income (Loss) after equity-based compensation. After-tax Economic Net Income (Loss) represents Economic Net Income (Loss) after equity-based compensation, provision for income taxes and preferred distributions.

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

A reconciliation of Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders on a GAAP basis to ENI, FRE and After-tax Distributable Earnings is provided below. For a discussion of the components that drove the changes in our FRE, see discussion of (i) management, monitoring and transaction fees and (ii) expenses of our Private Markets, Public Markets and Capital Markets segments excluding performance income compensation in "—Segment Analysis."

	Three Months Ended
($ in thousands)	March 31, 2018	March 31, 2017
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$170,102	$259,343
Plus: Preferred Distributions	8,341	8,341
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	121,002	216,432
Plus: Equity-based and other non-cash compensation	100,491	111,036
Plus: Amortization of intangibles, placement fees and other, net	47,709	32,837
Plus: Income tax (benefit)	17,641	40,542
Economic Net Income (Loss)	465,286	668,531
Plus: Income attributable to segment noncontrolling interests	1,203	1,584
Less: Total investment income (loss)	238,122	298,660
Less: Net performance income (loss)	56,199	203,235
Plus: Expenses of Principal Activities Segment	51,262	53,769
Fee Related Earnings	223,430	221,989
Plus: Net interest and dividends	22,385	15,173
Less: Expenses of Principal Activities Segment	51,262	53,769
Plus: Realized performance income (loss), net	124,808	119,823
Plus: Net realized gains (losses)	7,875	79,451
Less: Income taxes paid	14,168	26,275
Less: Preferred distributions	8,341	8,341
Less: Income attributable to segment noncontrolling interests	1,203	1,584
After-tax Distributable Earnings	$303,524	$346,467

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2018 and 2017. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our four business segments in these periods, see "—Segment Analysis."

Three months ended March 31, 2018 compared to three months ended March 31, 2017

	Three Months Ended
	March 31, 2018	March 31, 2017	Change
	($ in thousands)
Revenues
Fees and Other	$394,394	$380,179	$14,215
Capital Allocation-Based Income	78,212	387,576	(309,364)
Total Revenues	472,606	767,755	(295,149)

Expenses
Compensation and Benefits	298,136	402,963	(104,827)
Occupancy and Related Charges	14,215	14,851	(636)
General, Administrative and Other	124,250	122,200	2,050
Total Expenses	436,601	540,014	(103,413)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	472,800	506,645	(33,845)
Dividend Income	33,064	9,924	23,140
Interest Income	298,256	280,980	17,276
Interest Expense	(219,590)	(186,854)	(32,736)
Total Investment Income (Loss)	584,530	610,695	(26,165)

Income (Loss) Before Taxes	620,535	838,436	(217,901)

Income Taxes	17,641	40,542	(22,901)

Net Income (Loss)	602,894	797,894	(195,000)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	25,674	20,933	4,741
Net Income (Loss) Attributable to Noncontrolling Interests	398,777	509,277	(110,500)
Net Income (Loss) Attributable to KKR & Co. L.P.	178,443	267,684	(89,241)

Less: Net Income Attributable to Series A Preferred Unitholders	5,822	5,822	—
Less: Net Income Attributable to Series B Preferred Unitholders	2,519	2,519	—

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$170,102	$259,343	$(89,241)

Revenues

For the three months ended March 31, 2018 and 2017, revenues consisted of the following:

	Three Months Ended
	March 31, 2018	March 31, 2017	Change
Management Fees	$187,727	$161,182	$26,545
Transaction Fees	158,653	243,658	(85,005)
Monitoring Fees	17,586	13,504	4,082
Fee Credits	(29,053)	(88,078)	59,025
Incentive Fees	13,805	273	13,532
Expense Reimbursements	20,211	23,265	(3,054)
Oil and Gas Revenue	14,507	17,273	(2,766)
Consulting Fees	10,958	9,102	1,856
Total Fees and Other	394,394	380,179	14,215

Carried Interest	62,747	335,773	(273,026)
General Partner Capital Interest	15,465	51,803	(36,338)
Total Capital Allocation-Based Income	78,212	387,576	(309,364)

Total Revenues	$472,606	$767,755	$(295,149)

Prior to January 1, 2018, to the extent an investment fund was not consolidated, KKR accounted for carried interest within Fees and Other separately from its general partner capital interest, which was included in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Effective January 1, 2018, the carried interest component of the general partner interest and the capital interest KKR holds in its investment funds as the general partner are accounted for as a single unit of account and reported in capital allocation-based income within Revenues in the condensed consolidated statements of operations. This change in accounting has been applied on a full retrospective basis. See Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included elsewhere in this report.

Total Fees and Other for the three months ended March 31, 2018 increased compared to the three months ended March 31, 2017 primarily as a result of a decrease in fee credits and, to a lesser extent, an increase in management fees, partially offset by a decrease in transaction fees. For a more detailed discussion of the factors that affected our management fees, transaction fees, monitoring fees, fee credits and incentive fees during the period, see "—Segment Analysis."

The decrease in carried interest and general partner capital interest during the three months ended March 31, 2018 was due primarily to a lower level of net appreciation in the value of our private equity portfolio as compared to the three months ended March 31, 2017. For a more detailed discussion of the factors that affected our Private Markets and Public Markets carried interest during the period, see "—Segment Analysis—Private Markets—Segment Revenues—Performance Income" and "—Segment Analysis—Public Markets—Segment Revenues—Performance Income." For a more detailed discussion of the factors that affected our general partner capital interest during the period, see "—Segment Analysis—Principal Activities—Segment Revenues—Investment Income."

Compensation and Benefits Expenses

The decrease was primarily due to a lower level of performance income compensation reflecting a lower level of appreciation in the value of our private equity portfolio during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

General, Administrative and Other Expenses

The increase was primarily due to an increase in professional fees and travel expenses incurred as compared to the prior period. These increases were partially offset by (i) a decrease in placement fees incurred in connection with capital raising activity during the three months ended March 31, 2017 as compared to the prior period and (ii) expenses of KKR Prisma that had been reported on a gross basis prior to the closing of the PAAMCO Prisma transaction on June 1, 2017 and that are now reflected as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017, resulting in a decrease in our reported General, Administrative and Other Expenses.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	March 31, 2018	March 31, 2017
	($ in thousands)
Private Equity	$174,622	$110,101
Credit	59,413	33,282
Investments of Consolidated CFEs	(74,919)	11,880
Real Assets	72,254	9,858
Equity Method - Other	144,814	35,033
Other Investments	(157,834)	105,720
Debt Obligations and Other	108,688	(29,402)
Other Net Gains (Losses) from Investment Activities	145,762	230,173
Net Gains (Losses) from Investment Activities	$472,800	$506,645

Prior to January 1, 2018, to the extent an investment fund was not consolidated, KKR accounted for its general partner capital interest in Net Gains (Losses) from Investment Activities in the statements of operations. Effective January 1, 2018, the general partner capital interest and the carried interest component of the general partner interest are accounted for as a single unit of account and reported within Revenues in the statements of operations. This change in accounting has been applied on a full retrospective basis. See Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included elsewhere in this report.

The net gains from investment activities for the three months ended March 31, 2018 were comprised of net realized gains of $30.4 million and net unrealized gains of $442.4 million.

Realized Gains from Investment Activities

For the three months ended March 31, 2018, realized gains related primarily to (i) the partial sale of growth equity investments held through certain consolidated entities and (ii) the partial sale of an investment in K Twin Towers (real estate sector) held directly by KKR.

Realized Losses from Investment Activities

Partially offsetting these realized gains were realized losses primarily relating to the sale of (i) alternative credit assets in our consolidated special situations funds and (ii) the sale of investments held by our consolidated CLOs.

Unrealized Gains from Investment Activities

For the three months ended March 31, 2018, net unrealized gains were driven primarily by (i) mark-to-market gains in our growth equity investments held directly by KKR and certain consolidated entities, (ii) gains in our private equity portfolio held directly by KKR, the most significant of which were gains on our investments in USI, Inc. (financial services sector) and WMIH Corp. (NASDAQ: WMIH), and (iii) mark-to-market gains on alternative credit assets in our consolidated special situations funds.

Unrealized Losses from Investment Activities

Partially offsetting the unrealized gains above were unrealized losses relating to mark-to-market losses on our private equity portfolio held directly by KKR, the most significant of which was First Data Corporation (NYSE: FDC).

For a discussion of other factors that affected KKR's investment income, see "—Segment Analysis."

Net Gains (Losses) from Investment Activities for the three months ended March 31, 2017

The net gains from investment activities for the three months ended March 31, 2017 were comprised of net realized gains of $146.2 million and net unrealized gains of $412.3 million.

Realized Gains and Losses from Investment Activities

For the three months ended March 31, 2017, net realized gains were comprised primarily of realized gains on sales of private equity investments held directly by KKR, including the final sale of Galenica AG (VTX: GALN) and HCA Holdings, Inc. (NYSE: HCA) and a partial sale of US Foods Holding Corp. (NYSE: USFD).

Unrealized Gains from Investment Activities

For the three months ended March 31, 2017, net unrealized gains were driven primarily by (i) mark-to-market gains in our private equity portfolio held directly by KKR including unrealized gains in First Data Corporation, (ii) mark-to-market gains on alternative credit assets in our consolidated special situations funds and KFN and (iii) mark-to-market gains on investments held through consolidated CMBS structures.

Unrealized Losses from Investment Activities

Partially offsetting the unrealized gains for the three months ended March 31, 2017 were unrealized losses, the most significant of which were unrealized losses relating to (i) the reversal of unrealized gains on the final sale of Galenica AG and HCA Holdings, Inc. and the partial sale of US Foods Holding Corp., and (ii) mark-to-market losses on debt held through consolidated CMBS.

For a discussion of other factors that affected KKR's investment income, see "—Segment Analysis."

Dividend Income

During the three months ended March 31, 2018, the most significant dividends received included $11.4 million from our consolidated real estate funds, $6.2 million from our consolidated special situations funds and KFN and $5.6 million from our private equity investment in Internet Brands, Inc. (technology sector). During the three months ended March 31, 2017, the most significant dividends received included $9.9 million from various investments across a variety of investment strategies. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Segment Analysis."

Interest Income

The increase in interest income during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a higher level of interest earned related to (i) an increase in the amount of investments held by KKR Real Estate Finance Trust Inc. ("KREF"), our REIT, compared to the prior period (ii) the closing of three additional CLOs subsequent to the three months ended March 31, 2017 and (iii) an increase in the amount of investments held at our India debt financing company as compared to the prior period. These increases were partially offset by a decrease in interest income related to certain notes issued by consolidated CLOs being called for redemption subsequent to March 31, 2017. For a discussion of other factors that affected KKR's interest income, see "—Segment Analysis."

Interest Expense

The increase in interest expense during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the impact of (i) the closing of three additional CLOs subsequent to the three months ended March 31, 2017, (ii) increased interest on amounts outstanding under KREF's repurchase facilities used to finance investments in commercial loans, (iii) increased borrowings at KFN and (iv) increased borrowings at our India debt financing company. These increases were partially offset by a decrease in interest expense associated with our consolidated credit funds. For a discussion of other factors that affected KKR's interest expense, see "—Segment Analysis."

Income (Loss) Before Taxes

The decrease in income (loss) before taxes was due primarily to a lower level of carried interest gains in our private equity portfolio, a lower level of net gains from investment activities, and a higher level of interest expense, partially offset by an increase in dividend and interest income, in each case as described above.

Income Taxes

The decrease in income taxes is due primarily to the impact of the 2017 Tax Act which was enacted on December 22, 2017. The 2017 Tax Act, among other provisions, reduced the U.S. federal corporate tax rate from 35% to 21%. Accordingly, a lower amount of income tax expense was incurred during the three months ended March 31, 2018 for those entities within KKR’s business that are currently subject to corporate income tax, which generally include our management companies and capital markets companies. Prior to the Conversion, the majority of KKR’s investment income and carried interest was generally not subject to corporate income taxes. Subsequent to the Conversion we expect that all income earned by KKR will be subject to corporate income taxes resulting in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion. See "Part II. Item 1A. Risk Factors—As a result of the Conversion, we expect to pay more corporate income taxes and also expect to make larger payments under our tax receivable agreement than we would as a limited partnership. We also expect the anticipated amount of annual dividends to our Class A common stockholders immediately following the Conversion, if declared, to be lower than the distribution amounts we declared in prior annual periods as a limited partnership. In addition, we may fail to realize all or some of the anticipated benefits of the Conversion or those benefits may take longer to realize than expected, which could have a material and adverse impact on the trading price of our securities."

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2018 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnerships as well as third-party limited partner interests in those investment funds that we consolidate. The decrease from the prior period is due primarily to lower amounts attributed to KKR Holdings in connection with a lower level of income recognized for the three months ended March 31, 2018 as compared to the prior period, as well as a reduction in KKR Holdings' ownership percentage in the KKR Group Partnerships.

Net Income (Loss) Attributable to KKR & Co. L.P.

The decrease for the three months ended March 31, 2018 was primarily due to a lower level of carried interest and net investment gains in the current period as compared to the prior period.

Condensed Consolidated Statements of Financial Condition

The following table provides the condensed consolidated statements of financial condition on a GAAP Basis as of March 31, 2018 and December 31, 2017.

(Amounts in thousands, except common unit and per common unit amounts)
	As of	As of
	March 31, 2018	December 31, 2017

Assets
Cash and Cash Equivalents	$1,880,834	$1,876,687
Investments	42,101,905	39,013,934
Other	3,596,414	4,944,098
Total Assets	47,579,153	45,834,719

Liabilities and Equity
Debt Obligations	22,041,271	21,193,859
Other Liabilities	3,768,944	3,978,060
Total Liabilities	25,810,215	25,171,919

Redeemable Noncontrolling Interests	690,630	610,540

Equity
Series A Preferred Units	332,988	332,988
Series B Preferred Units	149,566	149,566
KKR & Co. L.P. Capital - Common Unitholders	6,918,185	6,703,382
Noncontrolling Interests	13,677,569	12,866,324
Total Equity	21,078,308	20,052,260
Total Liabilities and Equity	$47,579,153	$45,834,719

KKR & Co. L.P. Capital Per Outstanding Common Unit - Basic	$14.14	$13.79

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

On January 1, 2018, KKR adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amends the guidance to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. Upon adoption, (i) Restricted Cash and Cash Equivalents and (ii) Cash and Cash Equivalents Held at Consolidated Entities were (a) included in the cash and cash-equivalents balances in the condensed consolidated statements of cash flows and (b) disclosed in a reconciliation between the condensed consolidated statements of financial condition and the condensed consolidated statements of cash flows. This guidance has been applied on a full retrospective basis. For the three months ended March 31, 2017, $32.5 million of cash provided by operating activities and $83.3 million of cash provided by investing activities were removed from net cash provided (used) by operating activities and net cash provided (used) by investing activities, respectively, and included in net increase/(decrease) in cash, cash-equivalents and restricted cash in the condensed consolidated statements of cash flows.

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(2.2) billion and $(1.2) billion during the three months ended March 31, 2018 and 2017, respectively. These amounts primarily included: (i) proceeds from investments net of investments purchased of $(2.7) billion and $(2.0) billion during the three months ended March 31, 2018 and 2017, respectively; (ii) net realized gains (losses) on investments of $30.4 million and $146.2 million during the three months ended March 31, 2018 and 2017, respectively; (iii) change in unrealized gains (losses) on investments of $442.4 million and $360.5 million during the three months ended March 31, 2018 and 2017 respectively; and (iv) capital allocation-based income of $78.2 million and $387.6 million during the three months ended March 31, 2018 and 2017, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(8.7) million and $(21.6) million during the three months ended March 31, 2018 and 2017, respectively. Our investing activities included: (i) the purchase of fixed assets of $(8.7) million and $(21.4) million during the three months ended March 31, 2018 and 2017, respectively; and (iii) development of oil and natural gas properties of $(0.2) million for the three months ended March 31, 2017.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $1.2 billion and $1.3 billion during the three months ended March 31, 2018 and 2017, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling and redeemable noncontrolling interests of $0.5 billion and $0.4 billion during the three months ended March 31, 2018 and 2017, respectively; (ii) proceeds received net of repayment of debt obligations of $0.8 billion and $1.0 billion during the three months ended March 31, 2018 and 2017, respectively; (iii) distributions to our partners of $(82.8) million and $(72.4) million during the three months ended March 31, 2018 and 2017, respectively; and (iv) preferred unit distributions of $(8.3) million during the three months ended March 31, 2018 and 2017.

Segment Analysis

The following is a discussion of the results of our four reportable business segments for the three months ended March 31, 2018 and 2017. You should read this discussion in conjunction with the information included under "—Basis of Accounting—Segment Operating and Performance Measures" and the condensed consolidated financial statements and related notes included elsewhere in this report.

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

Expenses Allocated to Principal Activities

KKR allocates certain expenses to its Principal Activities segment. The Principal Activities segments incurs its own direct costs, and an allocation from the other segments is also made to reflect the estimated amount of costs that are necessary to operate our Principal Activities segment, which are incremental to those costs incurred directly by the Principal Activities segment. These allocable expenses consist of a portion of our cash compensation and benefits, occupancy and related charges and other operating expenses that are initially recognized within our Private Markets, Public Markets and Capital Markets segments. Consistent with prior years, the total amount of expenses (other than its direct costs) that is allocated to Principal Activities is based on the proportion of revenue earned by Principal Activities, relative to other operating segments' revenue, over the preceding four calendar years. However, this allocation percentage will not be less than the allocation percentage calculated using the cumulative amount of such revenues since 2009 (the year we completed the KPE transaction). For 2018, KKR determined that this allocation percentage is 24.3%. This allocation percentage is expected to be updated annually or more frequently if there are material changes to our business.

Below is a summary of the allocation to Principal Activities, relative to other operating segments, for the 2018 and 2017 periods.

•	2018 Allocation: 24.3%, based on cumulative revenues earned since 2009

•	2017 Allocation: 25.7%, based on cumulative revenues earned since 2009

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

Below is a summary of the allocations percentages used for corporate expenses to each of our operating segments for the 2018 and 2017 periods.

	Expense Allocation
Segment	2018	2017

Private Markets	59.7%	59.6%
Public Markets	9.5%	9.0%
Capital Markets	6.5%	5.7%
Principal Activities	24.3%	25.7%
Total Reportable Segments	100.0%	100.0%

Allocation basis	Cumulative revenue since 2009	Cumulative revenue since 2009

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three months ended March 31, 2018 and 2017.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

	Three Months Ended
	March 31, 2018	March 31, 2017	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$158,190	$123,512	$34,678
Monitoring Fees	17,530	13,220	4,310
Transaction Fees	46,689	117,882	(71,193)
Fee Credits	(41,343)	(85,650)	44,307
Total Management, Monitoring and Transaction Fees, Net	181,066	168,964	12,102

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	202,555	206,204	(3,649)
Unrealized Carried Interest	(141,240)	123,506	(264,746)
Total Performance Income	61,315	329,710	(268,395)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	242,381	498,674	(256,293)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	59,719	60,008	(289)
Realized Performance Income Compensation	87,099	87,393	(294)
Unrealized Performance Income Compensation	(55,379)	50,366	(105,745)
Total Compensation and Benefits	91,439	197,767	(106,328)
Occupancy and related charges	7,876	8,107	(231)
Other operating expenses	28,302	26,887	1,415
Total Segment Expenses	127,617	232,761	(105,144)

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$114,764	$265,913	$(151,149)

Assets Under Management	$102,240,200	$80,197,600	$22,042,600
Fee Paying Assets Under Management	$61,506,200	$56,667,600	$4,838,600
Capital Invested	$2,366,700	$4,484,200	$(2,117,500)
Uncalled Commitments	$50,300,500	$35,071,700	$15,228,800

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017 was primarily due to an increase in management fees as well as a decrease in fee credits, partially offset by a decrease in transaction fees.

The increase in management fees was primarily due to (i) the new management fees paid by the Asian Fund III when it entered its investment period in the second quarter of 2017, and (ii) new capital raised in our Health Care Strategic Growth Fund. This net increase was partially offset by decreases due to (i) the lower management fees paid by the Asian Fund II when it entered its post-investment period in the second quarter of 2017, in which it pays fees at a lower rate than during the investment period and based on capital invested at the time rather than total committed capital, and (ii) lower management fees calculated based on lower levels of invested capital as a result of realizations primarily in our Real Estate Partners Fund, Asian Fund and European Fund III.

The decrease in transaction fees was primarily attributable to a decrease in both the number and size of transaction fee-generating investments. During the three months ended March 31, 2018, there were 9 transaction fee-generating investments that paid an average fee of $5.2 million compared to 13 transaction fee-generating investments that paid an average fee of $9.1 million during the three months ended March 31, 2017. For the three months ended March 31, 2018, approximately 49% of these transaction fees were paid by companies located in North America, 46% were paid from companies located in the Asia-Pacific region and 5% were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. The decrease in fee credits is due primarily to a lower level of transaction fees.

Recurring monitoring fees increased $4.3 million, which was primarily the result of an increase in the number of portfolio companies paying monitoring fees. For the three months ended March 31, 2018, we had 54 portfolio companies that were paying an average monitoring fee of $0.3 million compared with 48 portfolio companies that were paying an average monitoring fee of $0.3 million for the three months ended March 31, 2017. There were no termination payments for the three months ended March 31, 2018 and 2017. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the initial public offering and other realization activity in our private equity portfolio, and are expected to continue to be smaller in size and number compared to prior periods.

Performance Income

The net decrease is attributable to a lower level of net carried interest gains in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily reflecting a lower level of appreciation in the value of our private equity portfolio in the current period compared to the prior period.
Realized carried interest for the three months ended March 31, 2018, consisted primarily of realized gains from the partial sales of Weld North (education sector) and GoDaddy Inc. (NYSE: GDDY) and a dividend received from Internet Brands, Inc.

Realized carried interest for the three months ended March 31, 2017 consisted primarily of realized gains from the final sales of Galenica AG and HCA Holdings, Inc. and the partial sale of US Foods Holding Corp.

The following table presents performance income by investment vehicle for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
			($ in thousands)
	Realized Carried Interest	Unrealized Carried Interest	Total Carried Interest	Realized Carried Interest	Unrealized Carried Interest	Total Carried Interest
Co-Investment Vehicles and Other	$1,669	$69,338	$71,007	$2,303	$17,634	$19,937
European Fund IV	—	44,676	44,676	—	1,730	1,730
European Fund III	11,993	17,922	29,915	—	30,636	30,636
Asian Fund II	16,346	4,692	21,038	—	32,642	32,642
Millennium Fund	—	8,667	8,667	28,266	(20,087)	8,179
Global Infrastructure Investors II	—	4,383	4,383	—	—	—
Asian Fund	10,566	(7,105)	3,461	14,293	(2,299)	11,994
Next Generation Technology Growth	—	3,425	3,425	—	963	963
Real Estate Partners Americas	143	1,956	2,099	—	3,991	3,991
Americas Fund XII	—	1,183	1,183	—	—	—
E2 Investors	—	—	—	—	(306)	(306)
European Fund II	438	(458)	(20)	18,109	(23,282)	(5,173)
Global Infrastructure Investors	—	(608)	(608)	—	15,702	15,702
2006 Fund	125,950	(134,934)	(8,984)	111,823	(63,848)	47,975
China Growth Fund	—	(10,599)	(10,599)	6,891	(3,014)	3,877
North America Fund XI	35,450	(143,778)	(108,328)	24,519	133,044	157,563
Total (1)	$202,555	$(141,240)	$61,315	$206,204	$123,506	$329,710
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

For the three months ended March 31, 2018, the value of our private equity investment portfolio increased 0.4%. This was comprised of a 3.6% increase in value of our privately held investments and a 6.5% decrease in the share prices of various publicly held or publicly indexed investments.

The most significant increases in value of our privately held investments were gains relating to Ambea Mehiläinen (health care sector), Cognita (education sector) and Hensoldt (industrial sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Arbor Pharmaceuticals, Inc. (health care sector), Sundrop Farms Holdings Limited (agriculture sector) and Westbrick Energy Ltd. (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

The most significant decreases in share prices of various publicly held or publicly indexed investments were losses in National Vision Holdings, Inc. (NASDAQ: EYE), Gardner Denver Holdings, Inc. (NYSE: GDI) and First Data Corporation. These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which were gains in GoDaddy, Inc., Integer Holdings Corporation (NYSE: ITGR) and Pets at Home Group Plc. (LSE: PETS.L).

Subsequent to March 31, 2018, realization activity such as dividends and agreements to sell, including partial sales and secondary sales, are expected, with respect to certain private equity portfolio companies, the most significant of which are Aricent Group (technology sector), Välinge Innovation AB (manufacturing sector), South Staffordshire (infrastructure sector) and National Vision Holdings, Inc. We expect that these transactions will be consummated subsequent to March 31, 2018, and represent distributable earnings of approximately $250 million. These transactions are generally subject to the satisfaction of closing conditions prior to their completion, and there can be no assurance if or when any of these transactions will be completed.

For the three months ended March 31, 2017, the value of our private equity investment portfolio increased 4.7%. This was comprised of a 4.2% increase in the share prices of various publicly held or publicly indexed investments and a 5.0% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation, PRA Health Sciences, Inc. (NASDAQ: PRAH) and Qingdao Haier (CH: 600690). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Laureate Education, Inc. (NASDAQ: LAUR), Pets at Home Ltd. and Fujian Sunner Development Co. Ltd (SZ: 002299). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Gardner Denver, Inc., PortAventura (hotels/leisure sector) and Weld North. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Westbrick Energy Ltd. and Santanol Pty Ltd (forestry sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of PortAventura, a valuation that reflects a pending realization event, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Segment Expenses

Compensation and Benefits

The net decrease for the three months ended March 31, 2018 was due primarily to lower performance income compensation resulting from a lower level of gains in our private equity portfolio in the current period compared to the prior period as described above.

Occupancy and Other Operating Expenses

The net increase for the three months ended March 31, 2018 is primarily due to an increase in expenses that are not creditable to our investment funds, which includes professional fees. These increases were partially offset by a decrease in expenses that are creditable to our investments funds, which includes broken-deal expenses.

Economic Net Income (Loss)

The decrease was primarily due to lower levels of performance income gains in the current period compared to the prior period. This decrease was partially offset by higher management fees and a decrease in compensation and benefits as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2017 to March 31, 2018:

($ in thousands)
December 31, 2017	$97,527,100
New Capital Raised	6,548,700
Distributions and Other	(2,252,100)
Change in Value	416,500
March 31, 2018	$102,240,200

AUM for the Private Markets segment was $102.2 billion at March 31, 2018, an increase of $4.7 billion, compared to $97.5 billion at December 31, 2017.

The increase was primarily attributable to (i) new capital raised primarily in our Global Infrastructure Fund III and our Energy Income and Growth Fund II and (ii) to a lesser extent, an increase in the value of our Private Markets portfolio. These increases were partially offset by distributions to Private Markets fund investors primarily as a result of realizations most notably in our 2006 Fund, Asian Fund and European Fund III.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $0.3 billion in our European Fund IV, $0.2 billion in our European Fund III and $0.1 billion in each of our Asian Fund II and Americas Fund XII.  These gains were partially offset by net losses of $0.6 billion in our North America Fund XI. The drivers of the overall change in value for Private Markets were consistent with those noted in the Performance Income commentary above. See "—Private Markets—Segment Revenues—Performance Income."

Certain investments included in our AUM are denominated in currencies other than the U.S. dollar. Those investments expose our AUM to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. We generally seek to minimize these risks by employing hedging techniques in connection with certain investments, including using foreign currency options and foreign exchange forward contracts to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which the investments are denominated. We do not, however, hedge our currency exposure in all currencies or for all investments. See "—Quantitative and Qualitative Disclosures about Market Risk—Exchange Rate Risk" and "Risk Factors—Risks Related to the Assets We Manage—We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States" in our Annual Report.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2017 to March 31, 2018:

($ in thousands)
December 31, 2017	$61,678,600
New Capital Raised	575,800
Distributions and Other	(1,033,200)
Change in Value	285,000
March 31, 2018	$61,506,200

FPAUM in our Private Markets segment was $61.5 billion at March 31, 2018, a decrease of $0.2 billion, compared to $61.7 billion at December 31, 2017.

The decrease was primarily attributable to distributions primarily relating to realizations in our 2006 Fund, Asian Fund and European Fund III. These decreases were partially offset by new capital raised in our core investment vehicles and capital invested in our Real Estate Credit Opportunity Partners fund.

Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $18.7 billion at March 31, 2018, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.0%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

The decrease was driven primarily by a $1.2 billion decrease in capital invested in our private equity platform (including core investments and growth equity) and a $0.9 billion decrease in capital invested in our real assets and other platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the quarter ended March 31, 2018, 55% of capital deployed in private equity was in transactions in the Asia-Pacific region and 45% was in North America. As of May 7, 2018, our Private Markets segment had announced transactions that were subject to closing conditions which aggregated approximately $3.3 billion. These transactions are generally subject to the satisfaction of closing conditions prior to their completion, and there can be no assurance if or when any of these transactions will be completed.
Uncalled Commitments

As of March 31, 2018, our Private Markets segment had $50.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions. The increase from March 31, 2017 is due primarily to new capital raised in our core investment vehicles, Global Infrastructure III, Asian Fund III, two new strategic investor partnerships and Real Estate Partners Americas II, partially offset by capital called from fund investors to fund investments during the period.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three months ended March 31, 2018 and 2017.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

	Three Months Ended
	March 31, 2018	March 31, 2017	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$93,395	$84,772	$8,623
Monitoring Fees	—	—	—
Transaction Fees	2,558	4,056	(1,498)
Fee Credits	(2,431)	(3,367)	936
Total Management, Monitoring and Transaction Fees, Net	93,522	85,461	8,061

Performance Income
Realized Incentive Fees	16,407	1,686	14,721
Realized Carried Interest	—	—	—
Unrealized Carried Interest	29,508	17,120	12,388
Total Performance Income	45,915	18,806	27,109

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	139,437	104,267	35,170

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	22,714	19,784	2,930
Realized Performance Income Compensation	7,055	674	6,381
Unrealized Performance Income Compensation	12,256	6,848	5,408
Total Compensation and Benefits	42,025	27,306	14,719
Occupancy and related charges	1,608	1,856	(248)
Other operating expenses	9,587	8,338	1,249
Total Segment Expenses	53,220	37,500	15,720

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$86,217	$66,767	$19,450

Assets Under Management	$74,115,500	$57,418,700	$16,696,800
Fee Paying Assets Under Management	$58,151,900	$50,463,500	$7,688,400
Capital Invested	$1,367,900	$893,600	$474,300
Uncalled Commitments	$8,543,400	$6,151,100	$2,392,300

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase for the three months ended March 31, 2018 was primarily due to an increase in management fees. The increase in management fees was primarily due to increased fees from our strategic manager partnerships as a result of greater AUM and an increase in fees earned from BDCs advised or sub-advised by KKR. This increase was partially offset by a reduction in management fees from KKR Prisma as a result of the PAAMCO Prisma transaction that closed in the second quarter of 2017. KKR reports its investment in PAAMCO Prisma using the equity method of accounting, and on a segment basis, KKR reflects its allocation of the net income of PAAMCO Prisma as management fees and realized incentive fees.  Accordingly, the management fees and other revenues and expenses of KKR Prisma that had been reported on a gross basis prior to the closing of the transaction on June 1, 2017 are reflected on a net basis as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017 resulting in a decrease in our reported gross management fees when compared to the prior period. As a result of the closing of the strategic BDC partnership with FS Investments on April 9, 2018, KKR will begin receiving its portion of the management and incentive fees on an additional $13 billion of FPAUM (calculated based on AUMs of FS Investments' BDCs as of December 31, 2017), which will be reflected in our operating results beginning in the second quarter of 2018.

Performance Income

The net increase for the three months ended March 31, 2018 was primarily attributable to higher incentive fees received from BDCs advised or sub-advised by KKR, and to a lesser extent, higher incentive fees earned in our strategic manager partnerships. Performance income also increased as a result of higher net carried interest gains in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The carried interest gains in the current period were primarily the result of increases in the value of our private credit portfolio, with the most significant carried interest gains arising in our private opportunistic credit strategies and special situations strategies. In the prior period, the most significant carried interest gains were recognized in our direct lending strategies and special situations strategies.

Segment Expenses

Compensation and Benefits

The increase for the three months ended March 31, 2018 was primarily due to higher net performance income compensation in connection with higher incentive fees and higher net carried interest gains for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, as described above.

Occupancy and Other Operating Expenses

The increase for the three months ended March 31, 2018 was primarily driven by higher professional fees in connection with the growth of this segment.

Economic Net Income (Loss)

The increase for the three months ended March 31, 2018 is primarily attributable to the increase in performance income and fees, partially offset by an increase in compensation and benefits expense as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2017 to March 31, 2018:

($ in thousands)
December 31, 2017	$70,943,500
New Capital Raised	4,100,100
Distributions	(830,100)
Redemptions	(964,100)
Change in Value	866,100
March 31, 2018	$74,115,500

AUM in our Public Markets segment totaled $74.1 billion at March 31, 2018, an increase of $3.2 billion compared to AUM of $70.9 billion at December 31, 2017. The increase for the period was primarily due to new capital raised across multiple strategies most notably $3.0 billion in our strategic manager partnerships, $0.9 billion in certain leveraged credit strategies and $0.2 billion in our Lending Partners III Fund. The increases due to change in value were driven primarily by our domestic private credit strategies, certain leveraged credit strategies, strategic manager partnerships and our European CLOs. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily with our strategic manager partnerships, in certain leveraged credit strategies and our private credit strategies.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2017 to March 31, 2018:

($ in thousands)
December 31, 2017	$55,758,900
New Capital Raised	3,415,000
Distributions	(710,500)
Redemptions	(964,100)
Change in Value	652,600
March 31, 2018	$58,151,900

FPAUM in our Public Markets segment was $58.2 billion at March 31, 2018, an increase of $2.4 billion compared to FPAUM of $55.8 billion at December 31, 2017. The increase was primarily due to new capital raised across multiple strategies, most notably $1.4 billion with our strategic manager partnerships, $1.0 billion in certain leveraged credit strategies, $0.3 billion in our direct lending strategies, $0.3 billion in our private opportunistic credit strategy and $0.2 billion in our Special Situations Fund II. New capital raised includes capital that was raised in previous periods but began earning fees upon deployment of capital. Change in value was driven primarily by $0.3 billion through our strategic manager partnerships, $0.2 billion in certain leveraged credit strategies and $0.1 billion in our European CLOs. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies driven by $0.8 billion from our strategic manager partnerships, $0.6 billion from our private credit strategies and $0.2 billion from certain leveraged credit strategies.

Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $6.1 billion at March 31, 2018.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.0%.  We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

Capital invested increased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase is primarily due to a higher level of net capital deployed in our direct lending and special situations strategies.

Uncalled Commitments

As of March 31, 2018, our Public Markets segment had $8.5 billion of uncalled capital commitments that could be called for investments in new transactions. The increase from March 31, 2017 is due to new capital raised primarily in our private opportunistic credit strategy, two new strategic investor partnerships, Lending Partners III Fund and Revolving Credit Partners II Fund, partially offset by capital called from fund investors to fund investments during the period.

Capital Markets

The following tables set forth information regarding the results of operations and certain key operating metrics for our Capital Markets segment for the three months ended March 31, 2018 and 2017.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

	Three Months Ended
	March 31, 2018	March 31, 2017	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	107,598	121,097	(13,499)
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	107,598	121,097	(13,499)

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	107,598	121,097	(13,499)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	21,457	22,561	(1,104)
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	21,457	22,561	(1,104)
Occupancy and related charges	744	664	80
Other operating expenses	6,749	5,328	1,421
Total Segment Expenses	28,950	28,553	397

Income (Loss) attributable to noncontrolling interests	1,203	1,584	(381)

Economic Net Income (Loss)	$77,445	$90,960	$(13,515)

Syndicated Capital	$553,000	$1,181,300	$(628,300)

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees decreased due primarily to a decrease in both the size and number of capital markets transactions for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Overall, we completed 46 capital markets transactions for the three months ended March 31, 2018, of which 4 represented equity offerings and 42 represented debt offerings, as compared to 47 transactions for the three months ended March 31, 2017, of which 7 represented equity offerings and 40 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are generated in connection with our Private Markets and Public Markets businesses as well as from third-party companies. For the three months ended March 31, 2018, approximately 36% of our transaction fees were earned from unaffiliated third parties as compared to approximately 20% for the three months ended March 31, 2017. Our transaction fees are comprised of fees earned from North America, Europe and Asia-Pacific, including India. For the three months ended March 31, 2018, approximately 17% of our transaction fees were generated outside of North America as compared to approximately 54% for the three months ended March 31, 2017. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our capital markets business does not generate management or monitoring fees.

Segment Expenses

Compensation and Benefits and Occupancy and Other Operating Expenses

Segment expenses increased slightly for the three months ended March 31, 2018 compared to the prior period primarily due to higher operating expenses, which was partially offset by lower compensation expense.

Economic Net Income (Loss)

The decrease for the three months ended March 31, 2018 compared to the prior period is primarily attributable to the decrease in transaction fees as described above.

Syndicated Capital

The decrease is primarily due to a decrease in the size and number of syndication transactions in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Overall, we completed three syndication transactions for the three months ended March 31, 2018 as compared to five syndications for the three months ended March 31, 2017.

Principal Activities

The following tables set forth information regarding the results of operations and certain key operating metrics for our Principal Activities segment for the three months ended March 31, 2018 and 2017.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

	Three Months Ended
	March 31, 2018	March 31, 2017	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	—	—	—
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	—	—	—

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	7,875	79,451	(71,576)
Net Unrealized Gains (Losses)	207,862	204,036	3,826
Total Realized and Unrealized	215,737	283,487	(67,750)
Interest Income and Dividends	72,577	56,882	15,695
Interest Expense	(50,192)	(41,709)	(8,483)
Net Interest and Dividends	22,385	15,173	7,212
Total Investment Income (Loss)	238,122	298,660	(60,538)

Total Segment Revenues	238,122	298,660	(60,538)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	34,640	37,082	(2,442)
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	34,640	37,082	(2,442)
Occupancy and related charges	3,355	3,742	(387)
Other operating expenses	13,267	12,945	322
Total Segment Expenses	51,262	53,769	(2,507)

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$186,860	$244,891	$(58,031)

Segment Revenues
Investment Income
The net decrease is primarily due to a lower level of net realized and unrealized gains during the three months ended March 31, 2018, compared to the prior period.
For the three months ended March 31, 2018, net realized gains were comprised primarily of gains from the sale of Private Markets investments including the sales or partial sales of our investments in Weld North, K Twin Towers, and GoDaddy, Inc., as well as the sale of our alternative credit investment in Algeco Scotsman (industrial sector). These gains were partially offset by losses on the sale of certain investments in our special situations and direct lending funds. Net unrealized gains were primarily attributed to gains on various Private Markets investments including USI, Inc., WMIH Corp. and The Hut Group (retail sector). These increases were partially offset by unrealized losses on First Data Corporation, National Vision, Inc. and an asset in our alternative credit strategy as well as unrealized losses due to the reversal of unrealized gains on the sales of private equity investments mentioned above.
As of March 31, 2018, $372.0 million of investments in CLOs and our $325.0 million investment in KREF were carried at cost. As of March 31, 2018, the cumulative net unrealized gain or loss relating to changes in fair value for these investments was a $9.6 million loss for CLOs and a $1.0 million gain for KREF.
For the three months ended March 31, 2017, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of Walgreens Boots Alliance (NASDAQ: WBA), Inc., HCA Holdings, Inc. and Zimmer Biomet Holdings, Inc. (NYSE: ZBH), offset by our investment in Samson Resources (energy sector) of approximately $254 million, the loss from the redemption of limited partner interests in a fund managed by BlackGold Capital Management, as well as certain CLOs being called. As of December 31, 2016, KKR no longer holds any limited partner interests in a hedge fund managed by BlackGold Capital Management, although we continue to own an interest in its management company and fund general partner. Net unrealized losses were primarily attributable to mark to market losses on various Private Markets investments including First Data Corporation and to a lesser extent WMIH Corp., Walgreens Boots Alliance, Inc., mark to market losses on various alternative credit investments and unrealized losses on energy investments, and reversals of unrealized gains on the sales of private equity investments. These unrealized losses were partially offset by unrealized gains representing the reversal of unrealized losses primarily in connection with our investment in Samson Resources and the limited partner interests in a hedge fund managed by BlackGold Capital Management as described above.
For the three months ended March 31, 2018, net interest and dividends were comprised of (i) $40.8 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our India debt financing company and our cash balances and (ii) $31.8 million of dividend income from distributions received primarily through our private equity investments and real estate investments including our investment in KREF, less (iii) $50.2 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
For the three months ended March 31, 2017, net interest and dividends were comprised of (i) $38.5 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our cash balances and other assets and (ii) $18.4 million of dividend income from distributions received primarily through our private equity investments and real estate investments including our investment in KREF, less (iii) $41.7 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
The net increase in net interest and dividends is due primarily to a higher level of dividends for the three months ended March 31, 2018 compared to the prior period, partially offset by higher interest expense due to overall higher levels of borrowings, in particular at KFN.
Segment Expenses
Compensation and Benefits
The decrease for the three months ended March 31, 2018 was primarily due to a lower amount of compensation and benefits expenses allocated from the other operating segments to Principal Activities, as well as a lower amount of corporate compensation allocated to Principal Activities, in each case as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments. See "—Segment Analysis" for a discussion of expense allocations among segments.

Occupancy and Other Operating Expenses
The decrease for the three months ended March 31, 2018 was primarily due to a decrease in occupancy and other related charges from the other operating segments to Principal Activities, partially offset by a slightly greater amount of other operating expenses allocated to Principal Activities.
Economic Net Income (Loss)
The decrease in economic net income for the three months ended March 31, 2018 was primarily driven by the decrease in net investment income in the current period as described above.

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

The following tables present information with respect to our segment balance sheet as of March 31, 2018 and December 31, 2017:

	As of	As of
	March 31, 2018	December 31, 2017
	($ in thousands, except per unit amounts)
Cash and Short-term Investments	$2,510,024	$3,214,794
Investments	9,768,400	8,488,606
Unrealized Carry (1)	1,591,335	1,620,401
Other Assets	2,212,619	2,276,286
Corporate Real Estate	161,225	161,225
Total Assets	$16,243,603	$15,761,312

Debt Obligations - KKR (ex-KFN)	$2,379,259	$2,000,000
Debt Obligations - KFN	884,767	764,767
Preferred Shares - KFN	—	373,750
Other Liabilities	472,771	426,699
Total Liabilities	3,736,797	3,565,216

Noncontrolling Interests	23,517	22,187
Preferred Units	500,000	500,000

Book Value	$11,983,289	$11,673,909

Book Value Per Outstanding Adjusted Unit	$14.56	$14.20

(1) Unrealized Carry
Private Markets	$1,429,614	$1,480,142
Public Markets	161,721	140,259
Total	$1,591,335	$1,620,401

The following table presents the holdings of our segment balance sheet by asset class as of March 31, 2018. To the extent investments on our segment balance sheet, for example in energy, CLOs and specialty finance, are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of March 31, 2018

Investments	Cost	Carrying Value	Carrying Value as a Percentage of Total Investments

Private Equity Co-Investments, Core Investments and Other Equity	$2,680,023	$3,188,100	32.6%
Private Equity Funds	1,130,181	1,488,790	15.2%
Private Equity and Other Equity Total	3,810,204	4,676,890	47.8%

Energy	1,025,500	687,731	7.0%
Real Estate (1)	751,693	801,733	8.2%
Infrastructure	318,796	401,086	4.1%
Real Assets Total	2,095,989	1,890,550	19.3%

Special Situations	770,453	790,611	8.1%
Direct Lending	134,370	134,151	1.4%
Mezzanine	25,319	28,373	0.3%
Alternative Credit Total	930,142	953,135	9.8%
CLOs (1)	1,086,652	725,030	7.4%
Other Leveraged Credit	119,412	136,131	1.4%
Specialty Finance	289,870	205,731	2.1%
Credit Total	2,426,076	2,020,027	20.7%

Other	1,128,939	1,180,933	12.2%

Total Investments	$9,461,208	$9,768,400	100.0%

	As of March 31, 2018
Significant Investments: (2)	Cost	Carrying Value	Carrying Value as a Percentage of Total Investments
First Data Corporation	$956,454	$1,138,448	11.7%
USI, Inc.	500,000	574,078	5.9%
KKR Real Estate Finance Trust Inc. (NYSE: KREF)	325,000	325,000	3.3%
PortAventura Entertainment S.A.	233,132	266,715	2.7%
WMIH Corp.	221,250	247,725	2.5%
Total Significant Investments	2,235,836	2,551,966	26.1%

Other Investments	7,225,372	7,216,434	73.9%
Total Investments	$9,461,208	$9,768,400	100.0%

(1) Includes our ownership of $325.0 million in KREF and $372.0 million of CLOs which are not held for investment purposes and held at cost.
(2) The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their carrying values as of March 31, 2018. The carrying value figures include the co-investment and the limited partner and/or general partner interests held directly by KKR in the underlying investment, if applicable.

The following tables provide reconciliations of KKR's GAAP Condensed Consolidated Statements of Financial Condition to Total Reportable Segments Balance Sheet as of March 31, 2018 and December 31, 2017.

As of March 31, 2018
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$1,880,834	—	—	636,819	—	(7,629)	$2,510,024	Cash and Short-term Investments
Investments	42,101,905	(29,566,100)	(1,176,070)	(1,591,335)	—	—	9,768,400	Investments
		—	—	1,591,335	—	—	1,591,335	Unrealized Carry
Other Assets	3,596,414	(405,964)	—	(798,044)	—	(179,787)	2,212,619	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$47,579,153	(29,972,064)	(1,176,070)	—	—	(187,416)	$16,243,603

Liabilities and Equity
Debt Obligations	22,041,271	(18,777,245)	—	(884,767)	—	—	2,379,259	Debt Obligations - KKR (ex-KFN)
		—	—	884,767	—	—	884,767	Debt Obligations - KFN
		—	—	—	—	—	—	Preferred Shares - KFN
Other Liabilities	3,768,944	(1,998,075)	(1,176,070)	—	—	(122,028)	472,771	Other Liabilities
Total Liabilities	25,810,215	(20,775,320)	(1,176,070)	—	—	(122,028)	3,736,797

Redeemable Noncontrolling Interests	690,630	(690,630)	—	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—	—
KKR & Co. L.P. Capital - Common Unitholders	6,918,185	254,777	—	(17,446)	4,893,161	(65,388)	11,983,289	Book Value
Noncontrolling Interests	13,677,569	(8,760,891)	—	—	(4,893,161)	—	23,517	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Units
Total Liabilities and Equity	$47,579,153	(29,972,064)	(1,176,070)	—	—	(187,416)	$16,243,603

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

As of December 31, 2017
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$1,876,687	—	—	1,338,107	—	—	$3,214,794	Cash and Short-term Investments
Investments	39,013,934	(27,684,368)	(1,220,559)	(1,620,401)	—	—	8,488,606	Investments
		—	—	1,620,401	—	—	1,620,401	Unrealized Carry
Other Assets	4,944,098	(974,710)	—	(1,499,332)	—	(193,770)	2,276,286	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$45,834,719	(28,659,078)	(1,220,559)	—	—	(193,770)	$15,761,312

Liabilities and Equity
Debt Obligations	21,193,859	(18,429,092)	—	(764,767)	—	—	2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	764,767	—	—	764,767	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	3,978,060	(2,207,518)	(1,220,559)	—	—	(123,284)	426,699	Other Liabilities
Total Liabilities	25,171,919	(20,636,610)	(1,220,559)	373,750	—	(123,284)	3,565,216

Redeemable Noncontrolling Interests	610,540	(610,540)	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—
KKR & Co. L.P. Capital - Common Unitholders	6,703,382	214,188	—	(17,446)	4,844,271	(70,486)	11,673,909	Book Value
Noncontrolling Interests	12,866,324	(7,626,116)	—	(373,750)	(4,844,271)	—	22,187	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Units
Total Liabilities and Equity	$45,834,719	(28,659,078)	(1,220,559)	—	—	(193,770)	$15,761,312

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

The following tables provide reconciliations of KKR's GAAP Common Units Outstanding to Adjusted Units, Adjusted Units Eligible for Distribution and Outstanding Adjusted Units:

	As of	As of
	March 31, 2018	December 31, 2017
GAAP Common Units Outstanding - Basic	489,242,042	486,174,736
Adjustments:
Unvested Common Units (1)	46,654,309	46,475,176
Other Exchangeable Securities (2)	1,518,843	2,299,421
GAAP Common Units Outstanding - Diluted	537,415,194	534,949,333
Adjustments:
KKR Holdings Units (3)	333,648,078	335,971,334
Adjusted Units	871,063,272	870,920,667
Adjustments:
Unvested Common Units	(46,654,309)	(46,475,176)
Adjusted Units Eligible for Distribution	824,408,963	824,445,491
Adjustments:
Vested Other Exchangeable Securities (2)	(1,518,843)	(2,299,421)
Outstanding Adjusted Units	822,890,120	822,146,070

(1)
Represents equity awards granted under the Equity Incentive Plan. The issuance of common units of KKR & Co. L.P. pursuant to awards under the Equity Incentive Plan dilutes KKR common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. Excludes the award of 2,500,000 restricted equity units granted to each of our Co-Presidents/Co-Chief Operating Officers during 2017 that have not met their market-price based vesting condition as of March 31, 2018. See "Item 1. Condensed Consolidated Financial Statements (unaudited)—Equity Based Compensation."

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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of March 31, 2018, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report.

As of March 31, 2018, netting holes in excess of $50 million existed at three of our private equity funds, which were our European Fund IV, Millennium Fund, and Asian Fund II, which had netting holes of approximately $148 million, $82 million and $79 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. The following describes these sources of liquidity.

Revolving Credit Agreements, Senior Notes, KFN Debt Obligations & KFN Securities

For a discussion of KKR's debt obligations, including our revolving credit agreements, senior notes, KFN debt obligations and KFN securities, see Note 10 "Debt Obligations" to the audited financial statements included in our Annual Report. For an update of such information see Note 10 "Debt Obligations" to the condensed consolidated financial statements included elsewhere in this report which should be read in conjunction with the information filed in our Annual Report.

Preferred Units

For a discussion of KKR's equity, including our preferred units, see Note 15 "Equity" to the audited financial statements included in our Annual Report.

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

•	service debt obligations including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses and contingencies, including litigation matters and, after the Conversion, additional corporate income taxes;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	make cash distributions in accordance with our distribution policy for our common units or the terms of our preferred units;

•	underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;

•	make future purchase price payments in connection with our proprietary investments, such as our strategic manager partnership with Marshall Wace, to the extent not paid by newly issued common units;

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

KKR & Co. L.P. Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. On February 9, 2017, KKR announced the authorization for KKR to repurchase an incremental $250 million under this unit repurchase program. Since inception of the unit repurchase program, KKR has repurchased and canceled approximately 31.7 million outstanding common units for approximately $459 million, with approximately $291 million remaining under the program. No units were repurchased during the first quarter of 2018.

On May 3, 2018, KKR announced the increase to the available amount under its repurchase program to $500 million.

Under the current repurchase program, KKR is authorized to repurchase its common units or, after the Conversion, Class A common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common unit or Class A common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units or Class A common stock. The program does not require KKR to repurchase any specific number of common units or Class A common stock, and the program may be suspended, extended, modified or discontinued at any time.

In addition to the purchases of common units and Class A common stock above, the repurchase program will be used for the cancellation (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan (and any successor equity plan thereto) representing the right to receive common units or Class A common stock. See "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 8% of a fund's total capital commitments at final closing; however, the size of our general partner commitment to certain funds pursuing newer strategies may exceed this range. The following table presents our uncalled commitments to our active investment funds as of March 31, 2018:

Uncalled Commitments
Private Markets	($ in thousands)
Core Investment Vehicles	$2,756,900
Americas Fund XII	712,000
Asian Fund III	464,900
Global Infrastructure Investors III	270,000
Real Estate Partners Americas II	219,200
Health Care Strategic Growth	144,700
Next Generation Technology Growth	93,300
European Fund IV	71,200
Real Estate Partners Europe	52,800
Energy Income and Growth	37,800
Real Estate Credit Opportunity Partners	22,500
Other Private Markets Vehicles	543,900
Total Private Markets Commitments	5,389,200

Public Markets
Special Situations Fund II	143,700
Private Credit Opportunities Partners II	38,000
Lending Partners III	19,500
Lending Partners Europe	16,300
Other Public Markets Vehicles	114,100
Total Public Markets Commitments	331,600

Total Uncalled Commitments	$5,720,800

Other Commitments

In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in our Principal Activities segment, and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets segment. As of March 31, 2018, these commitments amounted to $275.1 million and $1,114.1 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for our Capital Markets segment are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown. Our capital markets business has an arrangement with a third party, which reduces our risk when underwriting certain debt transactions. In the case of purchases of investments or assets in our Principal Activities segment, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

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

Corporate Capital Trust

During 2017, CCT shareholders approved, among other things, a proposal for KKR Credit Advisors (US) LLC to become CCT's sole investment adviser subject to the listing of CCT's common stock on a national securities exchange, which occurred during the fourth quarter of 2017.  Following the listing of CCT on the NYSE, KKR Credit Advisors may purchase up to $50 million of CCT's common stock in the aggregate in open-market transactions. Through March 31, 2018, approximately $23.5 million has been purchased.

Strategic BDC Partnership with FS Investments Corporation

On December 11, 2017, KKR announced a definitive agreement to form a new strategic BDC partnership with FS Investment Corporation. This transaction was completed through a combination of cash and other assets on April 9, 2018.

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

For the quarter ended March 31, 2018 and 2017, no cash payments were made under the tax receivable agreement. As of March 31, 2018, $4.2 million of cumulative income tax savings have been realized. See "—Liquidity—Other Liquidity Needs—Contractual Obligations, Commitments and Contingencies" for a discussion of amounts payable and cumulative cash payments made under this agreement.

Regarding the impact of the Conversion, see "Part II. Item 5. Other Information" and "Part II. Item 1A. Risk Factors—As a result of the Conversion, we expect to pay more corporate income taxes and also expect to make larger payments under our tax receivable agreement than we would as a limited partnership. We also expect the anticipated amount of annual dividends to our Class A common stockholders immediately following the Conversion, if declared, to be lower than the distribution amounts we declared in prior annual periods as a limited partnership. In addition, we may fail to realize all or some of the anticipated benefits of the Conversion or those benefits may take longer to realize than expected, which could have a material and adverse impact on the trading price of our securities."

Distributions
A distribution of $0.17 per common unit has been declared, which will be paid on May 29, 2018 to holders of record of common units as of the close of business on May 14, 2018.
A distribution of $0.421875 per Series A Preferred Unit has been declared and set aside for payment on June 15, 2018 to holders of record of Series A Preferred Units as of the close of business on June 1, 2018. A distribution of $0.406250 per Series B Preferred Unit has been declared and set aside for payment on June 15, 2018 to holders of record of Series B Preferred Units as of the close of business on June 1, 2018.
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
Following the Conversion, the declaration and payment of dividends to our common stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. As a corporation, we expect our dividends to our Class A common stockholders, if declared, to be lower than the distribution amounts we declared in prior periods as a limited partnership. Our distribution policy as a limited partnership has been to pay annual aggregate distributions to holders of our common units of $0.68 per common unit, and we have announced that we anticipate that our dividend policy beginning in the third quarter of 2018 will be to pay dividends to holders of our Class A common stock in an initial annual aggregate amount of $0.50 per share, in each case, subject to the discretion of our board of directors and compliance with applicable law. For U.S. federal income tax purposes, any dividends we pay following the Conversion (including dividends on our preferred shares) generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Following the Conversion, no income, gains, losses, deductions or credits of KKR will flow through to the stockholders for U.S. federal income tax purposes.

Other Liquidity Needs

We may also be required to fund various underwriting, syndications and fronting commitments in our capital markets business in connection with the underwriting of loans, securities or other financial instruments, which has increased in significance in recent periods and may continue to be significant in future periods. We generally expect that these commitments will be syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2018 excluding consolidated funds and CFEs with a reconciliation of such amounts to the anticipated future cash payments of KKR including consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$5,720.8	$—	$—	$—	$5,720.8
Debt payment obligations (2)	—	500.0	235.3	2,528.8	3,264.1
Interest obligations on debt (3)	207.7	301.4	253.6	2,114.7	2,877.4
Underwriting commitments (4)	888.2	—	—	—	888.2
Lending commitments (5)	225.9	—	—	—	225.9
Purchase commitments (6)	275.1	—	—	—	275.1
Lease obligations	51.4	87.8	22.2	12.9	174.3
Corporate real estate (7)	—	292.5	—	—	292.5
Total Contractual Obligations of KKR	7,369.1	1,181.7	511.1	4,656.4	13,718.3
Plus: Uncalled commitments of consolidated funds (8)	10,803.7	—	—	—	10,803.7
Plus: Debt payment obligations of consolidated funds and CFEs (9)	851.0	2,348.8	411.4	14,905.5	18,516.7
Plus: Interest obligations of consolidated funds and CFEs (10)	597.4	1,242.4	1,025.4	2,303.0	5,168.2
Plus: Purchase commitments of consolidated funds (11)	306.7	—	—	—	306.7
Total Consolidated Contractual Obligations	$19,927.9	$4,772.9	$1,947.9	$21,864.9	$48,513.6

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

(2)
Amounts include (i) $500 million aggregate principal amount of 6.375% Senior Notes due 2020 issued by KKR Group Finance Co. LLC, $500 million aggregate principal amount of 5.500% Senior Notes due 2043 issued by KKR Group Finance Co. II LLC, and $1,000 million aggregate principal amount of 5.125% Senior Notes due 2044 issued by KKR Group Finance Co. III LLC, gross of unamortized discount, (ii) $379.3 million aggregate principal amount of 0.509% Senior Notes due 2023, 0.764% Senior Notes due 2025, and 1.595% Senior Notes due 2038 issued by KKR Group Finance Co. IV LLC (denominated in Japanese Yen), (iii) $500 million aggregate principal amount of KFN 2032 Senior Notes, gross of unamortized discount, (iv) $120 million aggregate principal amount of KFN 2033 Senior Notes, and (v) $264.8 million aggregate principal amount of KFN junior subordinated notes, gross of unamortized discount. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2018 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2018, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

(9)
Amounts include (i) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $3.3 billion, (ii) debt securities issued by our consolidated CLOs of $10.2 billion and (iii) debt securities issued by our consolidated CMBS entities of $5.0 billion. In April 2018, a consolidated entity of KKR sold its controlling beneficial interest in four consolidated CMBS vehicles. Debt securities issued by consolidated CLOs and CMBS entities are supported solely by the investments held at the CLO and CMBS vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(10)
The interest obligations on debt of our consolidated funds and CFEs represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2018 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2018, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(11)	Represents commitments of consolidated funds to fund the purchase of various investments.

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of March 31, 2018, an undiscounted payable of $83.7 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2018, approximately $24.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement" and "Part II. Item 1A. Risk Factors—As a result of the Conversion, we expect to pay more corporate income taxes and also expect to make larger payments under our tax receivable agreement than we would as a limited partnership. We also expect the anticipated amount of annual dividends to our Class A common stockholders immediately following the Conversion, if declared, to be lower than the distribution amounts we declared in prior annual periods as a limited partnership. In addition, we may fail to realize all or some of the anticipated benefits of the Conversion or those benefits may take longer to realize than expected, which could have a material and adverse impact on the trading price of our securities."

We may incur contingent liabilities for claims that may be made against us in the future. We enter into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of our investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that we have made. KKR has also provided certain guarantees for fraud, willful misconduct, bankruptcy and other customary wrongful acts in connection with certain investment vehicles. KKR has also guaranteed certain of our employees' (other than our named executive officers) and consultants' personal loans obtained in connection with certain fund investments. We have also indemnified employees and non-employees against potential liabilities, in connection with their service as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence-Indemnification of Directors, Officers and Others” in our Annual Report. In addition, we have also provided credit support to certain of our subsidiaries' obligations in connection with certain investment vehicles or partnerships that we manage. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions, and we have also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of certain investment vehicles. Our maximum exposure under these arrangements is currently unknown as our liabilities for these matters would require a claim to be made against us in the future.

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of March 31, 2018, $12.6 million of carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their March 31, 2018 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $1.8 billion. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

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

The following discussion details certain of our critical accounting policies. For a full discussion of all critical accounting policies, please see Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included elsewhere in this report.

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

We classified 5.4% of total investments measured and reported at fair value as Level I at March 31, 2018.

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

We classified 39.3% of total investments measured and reported at fair value as Level II at March 31, 2018.

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

We classified 55.3% of total investments measured and reported at fair value as Level III at March 31, 2018. The valuation of our Level III investments at March 31, 2018 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, we estimated probability of such a sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the total Level III private equity investment portfolio, including investments in both consolidated and unconsolidated investment funds, approximately 78% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of March 31, 2018, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for this portfolio of Level III private equity investments were 44%, 49% and 7%, respectively.

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

On a segment basis, our energy real asset investments in oil and gas-producing properties as of March 31, 2018 had a fair value of approximately $688 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in investment income of $68.8 million and a decline in net income attributable to KKR & Co. L.P. of $40.9 million, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of March 31, 2018, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that investment income would have been approximately $70 million lower, resulting in a lower amount of net income attributable to KKR & Co. L.P. of approximately 59.5% of the overall decrease in investment income, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P.

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

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR's investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of March 31, 2018, less than 5% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.

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

As of March 31, 2018, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

As of March 31, 2018, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of March 31, 2018, investments which represented greater than 5% of total reportable segments investments consisted of First Data Corporation and USI, Inc. valued at $1,138.4 million and $574.1 million, respectively. Our investment income can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of First Data Corporation. For the quarter ended March 31, 2018, the decrease in the stock price of First Data Corporation decreased economic net income on a segment basis by approximately $63 million. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Segment Balance Sheet" for additional information regarding our largest holdings on a segment basis.

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

Recently Issued Accounting Pronouncements

For a full discussion of recently issued accounting pronouncements, please see Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included elsewhere in this report.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risks during the three months ended March 31, 2018. For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.

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

 As of the period ended March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the period ended March 31, 2018, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The section entitled "Litigation" appearing in Note 17 "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

As a result of the Conversion, we expect to pay more corporate income taxes and also expect to make larger payments under our tax receivable agreement than we would as a limited partnership. We also expect the anticipated amount of annual dividends to our Class A common stockholders immediately following the Conversion, if declared, to be lower than the distribution amounts we declared in prior annual periods as a limited partnership. In addition, we may fail to realize all or some of the anticipated benefits of the Conversion or those benefits may take longer to realize than expected, which could have a material and adverse impact on the trading price of our securities.

On May 3, 2018, we announced our decision to convert KKR & Co. L.P. from a limited partnership to a corporation, effective July 1, 2018. See "Part II. Item 5. Other Information." Following the Conversion, all of our net income will be subject to U.S. federal (and state and local) corporate income taxes, which may reduce the amount of cash available for dividends or reinvestment in our business as well as reduce our reported after-tax earnings. Effective January 1, 2018, the maximum U.S. federal corporate income tax rate is 21%, but this rate may increase in the future, which would cause us to pay more corporate income taxes than currently anticipated. For the quarter ended March 31, 2018, our effective tax rate under GAAP was 2.84%. Based on tax rates and laws currently in effect and other information currently available, had we converted to a corporation on January 1, 2018, and assuming that the partial step-up in asset basis as a result of the Conversion was accounted for in a period prior to January 1, 2018, we believe our estimated effective tax rate under GAAP for the same period would have been approximately 9.00%. The Conversion will cause a partial step-up in the tax basis of certain of our assets that will be recovered as those assets are sold. After those assets are sold, our effective tax rate is expected to increase. We present the estimated tax rate for illustrative purpose only, and our actual effective tax rate following the Conversion may vary materially from the rates presented above.

Following the Conversion, the declaration and payment of dividends to our common stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. As a corporation, we expect our dividends to our Class A common stockholders, if declared, to be lower than the distribution amounts we declared in prior periods as a limited partnership. Our distribution policy as a limited partnership has been to pay annual aggregate distributions to holders of our common units of $0.68 per common unit, and we have announced that we anticipate that our dividend policy beginning in the third quarter of 2018 will be to pay dividends to holders of our Class A common stock in an initial annual aggregate amount of $0.50 per share, in each case, subject to the discretion of our board of directors and compliance with applicable law. For U.S. federal income tax purposes, any dividends we pay following the Conversion (including dividends on our preferred shares) generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Following the Conversion, no income, gains, losses, deductions or credits of KKR will flow through to the stockholders for U.S. federal income tax purposes.

We generally receive a tax benefit when KKR Holdings units are exchanged because our tax basis in our assets generally increases as a result of these exchanges. We are a party to a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, and to current and former principals who have exchanged KKR Holdings units for our common units, 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of an increase in tax basis arising from such exchanges.

We recorded $83.7 million in our condensed consolidated statements of financial condition as of March 31, 2018, representing the estimated aggregate future payment amount under the tax receivable agreement as of such date for previously exchanged KKR Holdings units. This amount would not have changed had the Conversion occurred as of March 31, 2018. See "Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Other Liquidity Needs—Contractual Obligations, Commitments and Contingencies."

Following the Conversion, we expect the amount of our cash tax savings from future exchanges to increase materially when compared to when we were a limited partnership. As a result, we expect the amount we will be required to pay under the tax receivable agreement (i.e., 85% of cash tax savings we realize) will become materially higher for future exchanges when we are a corporation when compared to when we were a limited partnership. As of March 31, 2018 (as adjusted to reflect 29.5 million KKR Holdings units to be exchanged for our common units in May 2018, which include approximately 20.0 million units to be exchanged by or on behalf of our executive officers for charitable donations but not sold into the market for at least a six month period following the date of the announcement of the decision to effectuate the Conversion as noted below), 304.1 million KKR Holdings units (the "Remaining KKR Holdings Units") remain available for exchange into our common units and, after the Conversion, into shares of Class A common stock. Assuming (i) all of the Remaining KKR Holdings Units had been exchanged for our common units on March 31, 2018, (ii) all such exchanges were taxable to the exchanging unitholders, (iii) the market value of our common units was $20.30 per unit (which was the closing price on March 29, 2018) and (iv) a 7% per annum discount rate, we estimate that the present value of our aggregate cash tax savings over the next 15 years attributable to such hypothetical exchange of the Remaining KKR Holdings Units would have been $198.4 million as a limited partnership compared to $759.5 million if the Conversion had already been completed as of such date. Using the assumptions above, we estimate our payments under the tax receivable agreement to KKR Holdings and current and former principals who exchange KKR Holdings units in the future to be 85% of the foregoing amounts, or $168.6 million as a limited partnership and $645.6 million if we already would have been a corporation. The estimates above also assume that we would have taxable income sufficient to fully utilize the deductions arising from the increase in tax basis and any interest imputed with respect to our payment obligations under the tax receivable agreement and that there would be no future change to the federal income tax rates and state, local and foreign income tax rates. The assumptions and estimates described above are for illustrative purposes only. These estimates are not intended to be a projection of any future financial results, and the actual increases in tax basis and any payments under the tax receivable agreement resulting from any exchanges of KKR Holdings units that occur in the future are expected to vary materially from these estimates. Moreover, the method for calculating the estimated aggregate future payment amount recorded in our financial statements differs in material respects from the assumptions used to calculate the present value of our aggregate cash tax savings over the next 15 years attributable to the hypothetical exchange of all Remaining KKR Holding Units. For example, no discount rate has been applied to the estimated aggregate future payment amount for previously exchanged KKR Holdings units.

Finally, the tax receivable agreement provides that we may terminate the agreement at any time by making an early termination payment based upon the net present value of all tax benefits that would be required to be paid by us to KKR Holdings and current and former principals who have exchanged KKR Holdings units. The method used to calculate the early termination payment is prescribed in the tax receivable agreement and the assumptions used for this purpose, including an applicable discount rate, which currently is LIBOR (as defined) plus 1% (LIBOR plus 1% was 2.88313% as of March 29, 2018), differ in material respects from the assumptions used to calculate the estimated present value of our aggregate cash tax savings for the hypothetical exchange of all Remaining KKR Holdings Units or the estimated payment amount for previously exchanged KKR Holdings units that is recorded in our financial statements. Accordingly, as of March 31, 2018, whether as a limited partnership or assuming the Conversion had been completed as of such date, the respective amounts of the applicable early termination payments would have been significantly larger than the present value of the estimated payments under the tax receivable agreement described above. At the time of the filing of this Quarterly Report on Form 10-Q, we have no intention to exercise the early termination right.

Although we believe that the Conversion will, among other things, simplify our tax reporting for stockholders, expand our stockholder base, and increase the liquidity of our Class A common stock, we may fail to realize all or some of the anticipated benefits of the Conversion, or those benefits may take longer to realize than we expected, which could contribute to a decline in the trading price of our common units or, after the Conversion, our Class A common stock. Moreover, there can be no assurance that the anticipated benefits of the Conversion will over time offset the cost of the Conversion.

Other than as set forth above, there were no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 23, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Unit Repurchases in the First Quarter of 2018

As announced on October 27, 2015 and amended on February 9, 2017, KKR was authorized to repurchase up to $750 million in the aggregate of its outstanding common units. On May 3, 2018, KKR announced an increase to the available amount under its repurchase program to $500 million. Prior to this increase, there was approximately $291 million remaining under the program.

Under the current repurchase program, KKR is authorized to repurchase its common units or, after the Conversion, Class A common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common unit or Class A common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units or Class A common stock. The program does not require KKR to repurchase any specific number of common units or Class A common stock, and the program may be suspended, extended, modified or discontinued at any time.

In addition to the purchases of common units and Class A common stock described above, the repurchase program will be used for the cancellation (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan (and any successor equity plan thereto) representing the right to receive common units or Class A common stock. During 2018, KKR paid approximately $53 million in cash in lieu of issuing common units upon the vesting of equity awards representing 2.6 million common units to satisfy tax withholding and cash-settlement obligations. Since October 27, 2015, KKR has paid approximately $190 million in cash in lieu of issuing common units upon the vesting of equity awards representing 11.0 million common units to satisfy tax withholding and cash-settlement obligations.

The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. L.P. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common units during the first quarter of 2018. No common units were repurchased during the first quarter of 2018 or from April 1, 2018 to May 7, 2018. From inception of the repurchase program through May 7, 2018, we had repurchased a total of approximately 31.7 million common units under the program at an average price of approximately $14.47 per unit.

Issuer Purchases of Common Units
(amounts in thousands, except unit and per unit amounts)

	Total Number of Units Purchased	Average Price Paid Per Units	Cumulative Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2018 to January 31, 2018)	—	$—	31,674,162	$291,225
Month #2 (February 1, 2018 to February 28, 2018)	—	$—	31,674,162	$291,225
Month #3 (March 1, 2018 to March 31, 2018)	—	$—	31,674,162	$291,225
Total through March 31, 2018	—

(1) On May 3, 2018, KKR announced the increase to the available amount under the repurchase program to $500 million.

Unregistered Sale of Equity Securities

During the first quarter of 2018, 780,578 exchangeable securities issued in connection with the acquisition of Avoca were exchanged for an equal number of our common units. These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

Other Equity Securities

During the first quarter of 2018, 2,323,256 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of our common units. This resulted in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings. In May 2018, approximately 29.5 million KKR Group Partnership Units are expected to be exchanged by KKR Holdings into an equal number of our common units, which includes approximately 20.0 million KKR Group Partnership Units to be exchanged by or on behalf of KKR's executive officers for charitable donations but not sold into the market for at least a six month period following the date of the announcement of the decision to effectuate the Conversion as noted below.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Items 1.01, 3.01, 3.03, 5.02 and 5.03.

Conversion to a Corporation

On May 3, 2018, we announced our decision to convert KKR & Co. L.P. from a Delaware limited partnership to a Delaware corporation named KKR & Co. Inc. (the "Corporation"), to become effective at 12:01 a.m. (Eastern Time) on July 1, 2018 (such date and time at which the Conversion becomes effective, the "Effective Time"). The Conversion was unanimously approved by our Managing Partner’s board of directors, following our receipt of special approval of the Conversion from the conflicts committee of the board pursuant to our limited partnership agreement. Under Section 14.3(d) of our limited partnership agreement, no vote of the unitholders is required or will be sought for the Conversion.

By converting to a corporation, we believe we can simplify our tax structure (including our tax reporting to our stockholders) and make it easier to invest in our shares. We believe, as a result, we can appeal to a wider universe of public investors, increase the liquidity of our common stock and reduce stock price volatility. We also believe that, as a corporation, we will enhance our access to capital markets and our common stock will be more attractive as a currency in future strategic transactions. There can be no assurance that we can realize all or some of the anticipated benefits in a timely manner or at all. See "Part II. Item 1A. Risk Factors."

The Conversion is expected to qualify for the non-recognition of gain or loss to our unitholders for U.S. federal income tax purposes. The application of the non-recognition rules to non-U.S. unitholders in the context of the Conversion is dependent on the laws applicable to them. All unitholders are urged to consult their own advisors as to the consequences of the Conversion to them. Following the Conversion, dividends will be reported to stockholders on Form 1099-DIV. The Schedule K-1s that we issued previously as a limited partnership will no longer be issued after March 2019, when final Schedule K-1s will be issued in respect of our final taxable period as a limited partnership ending June 30, 2018. We believe this change will simplify our stockholders’ tax reporting obligations.

Following the Conversion, all of our net income will be subject to U.S. federal (and state and local) corporate income taxes, which may reduce the amount of cash available for dividends or reinvestment in our business as well as reduce our reported after-tax earnings. See "Part II. Item 1A. Risk Factors—As a result of the Conversion, we expect to pay more corporate income taxes and also expect to make larger payments under our tax receivable agreement than we would as a limited partnership. We also expect the anticipated amount of annual dividends to our Class A common stockholders immediately following the Conversion, if declared, to be lower than the distribution amounts we declared in prior annual periods as a limited partnership. In addition, we may fail to realize all or some of the anticipated benefits of the Conversion or those benefits may take longer to realize than expected, which could have a material and adverse impact on the trading price of our securities."

In connection with the Conversion, the executive officers of our Managing Partner have agreed not to sell or make charitable transfers of equity securities of KKR & Co. L.P. or the Corporation for six months following the date of the announcement of the decision to effectuate the Conversion. The foregoing does not apply to approximately 20.0 million Common Units (as defined below) from May 2018 exchanges, which Common Units, or following the Conversion, shares of Class A Common Stock (as defined below), may only be donated for charitable purposes but during such six months period may not be sold into the market.

Furthermore, we announced the increase to the available amount under our repurchase program to $500 million, which may be used immediately for the repurchase of our Common Units or Class A Common Stock and the cancellation (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan (and any successor equity plan thereto) representing the right to receive our Common Units or Class A Common Stock. We also announced that we anticipate that our dividend policy as a corporation beginning in the third quarter of 2018 will be to pay dividends to holders of our Class A Common Stock in an initial annual aggregate amount of $0.50 per share, subject to the discretion of our board of directors and compliance with applicable law.

Conversion Steps

On May 3, 2018, in order to implement the Conversion, our Managing Partner, in its capacity as our general partner, filed with the Secretary of State of the State of Delaware a Certificate of Conversion (the "Certificate of Conversion") and, in its capacity as sole incorporator of the Corporation, filed with the Secretary of State of the State of Delaware a Certificate of Incorporation (the "Certificate of Incorporation").

At the Effective Time, KKR & Co. L.P. will convert to the Corporation pursuant to a plan of conversion (the "Plan of Conversion") and the Certificate of Incorporation and Bylaws of the Corporation ("Bylaws") will become effective. The Plan of Conversion, Certificate of Conversion, Certificate of Incorporation and Bylaws are filed herewith as Exhibits 2.1, 3.1, 3.2 and 3.3, respectively, and incorporated herein by reference.

As a result of the Conversion, the business and affairs of the Corporation will be overseen by a board of directors of the Corporation, rather than the board of directors of our Managing Partner, which currently oversees our business and affairs, as our general partner. The directors and executive officers of our Managing Partner immediately prior to the Effective Time will become the directors and executive officers of the Corporation at the Effective Time. In addition, the committees of the board, and the membership thereof, immediately prior to the Effective Time, will be replicated at the Corporation at the Effective Time. Information regarding directors, executive officers and committee members is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 under the headings "Directors, Executive Officers and Corporate Governance," "Executive Compensation—Director Compensation" and "Certain Relationships and Related Transactions and Director Independence" filed herewith as Exhibit 99.1 and in our Form 8-K filed on March 2, 2018 and is incorporated herein by reference.

In addition, on May 3, 2018, the limited liability company agreement of our Managing Partner was amended and restated to make changes relating to the Conversion, including the removal of the board of directors at the Managing Partner, to be effective at the Effective Time (the "Amended and Restated LLC Agreement"). The limited liability company agreement of our Managing Partner currently in effect will remain operative until the effectiveness of the Conversion, unless otherwise amended. The Amended and Restated LLC Agreement is filed herewith as Exhibit 3.4 and incorporated herein by reference.

Reorganization and Amendments to Material Agreements

In connection with the Conversion and at the Effective Time, KKR & Co. L.P. will contribute all of its assets and liabilities to KKR Group Holdings Corp., a newly formed and wholly owned subsidiary of KKR & Co. L.P., and each of KKR Group Holdings L.P. and KKR Group Limited, two existing wholly owned subsidiaries of KKR & Co. L.P., will be liquidated, distributing all of their assets to and providing for the assumption of all of their liabilities by KKR Group Holdings Corp., which at such time will become a general partner of KKR Fund Holdings L.P. and KKR International Holdings L.P. and the sole stockholder of KKR Management Holdings Corp. (the general partner of KKR Management Holdings L.P.) and KKR Fund Holdings GP Limited (the other general partner of KKR Fund Holdings L.P. and KKR International Holdings L.P.).

In connection with the Conversion and the contribution and liquidations described in the prior paragraph (the "Reorganization" and, together with the Conversion, the "Transactions"), on May 3, 2018:

•	the Tax Receivable Agreement, dated as of July 14, 2010, was amended (the "Tax Receivable Agreement Amendment");

•	the Amended and Restated Exchange Agreement, dated as of November 2, 2010 and as amended, was amended and restated (the "Second Amended and Restated Exchange Agreement");

•	the Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P., dated as of October 1, 2009 and as amended, was amended (the "Management Holdings LPA Amendment");

•	the Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P., dated as of October 1, 2009 and as amended, was amended (the "Fund Holdings LPA Amendment"); and

•	the Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P., dated as of August 5, 2014 and as amended, was amended (the "International Holdings LPA Amendment");

in each case, to make changes relating to the Transactions, as applicable, and to become effective at the Effective Time. The Tax Receivable Agreement Amendment provides for modifications relating to the new status of KKR & Co. Inc. as a corporation rather than as a limited partnership and also provides that, in the event the maximum U.S. federal corporate income tax rate is increased to a rate higher than 21.0% within the five-year period following effectiveness of the Conversion, for exchanges pursuant to the Second Amended and Restated Exchange Agreement that take place within that five-year period (other than exchanges following the death of an individual), payments of cash tax savings realized as a result of such exchanges shall be calculated by applying a corporate income tax rate not to exceed 21.0%. The Tax Receivable Agreement Amendment also clarifies that the tax benefit payments with respect to exchanges completed at any time prior to the Conversion will be calculated without taking into account the step-up in tax basis in our underlying assets that we expect to generate in 2018 as a result of the Conversion. Descriptions of the material provisions of the existing agreements were previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

In addition, our Managing Partner’s board of directors unanimously approved, following our receipt of special approval from the conflicts committee of the board of directors, a form of an indemnification agreement to be entered into with our Managing Partner and each member of the board (each such indemnification agreement, an "Indemnification Agreement"), which provides for substantially the same rights and obligations for indemnification that are available in our limited partnership agreement to our Managing Partner and in existing indemnification agreements to members of the board, respectively. On May 3, 2018, our Managing Partner executed its Indemnification Agreement, to be effective at the Effective Time. A description of the material provisions of the indemnification set forth in our limited partnership agreement and the existing indemnification agreements with each member of the board was previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The foregoing descriptions are qualified in their entirety by reference to the full text of the Tax Receivable Agreement Amendment, Second Amended and Restated Exchange Agreement, Management Holdings LPA Amendment, Fund Holdings LPA Amendment, International Holdings LPA Amendment, the Indemnification Agreement executed by our Managing Partner and the form of the Indemnification Agreement filed herewith as Exhibits 10.1 through 10.7, respectively, and incorporated herein by reference.

Capital Stock of the Corporation

At the Effective Time, pursuant to the Plan of Conversion and without any action required on the part of KKR & Co. L.P., the Corporation, our Managing Partner, or the former holders of the applicable units, (i) each KKR & Co. L.P. common unit ("Common Unit") outstanding immediately prior to the Effective Time will be converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock, $0.01 par value per share, of the Corporation ("Class A Common Stock"), (ii) each managing partner unit of KKR & Co. L.P. outstanding immediately prior to the Effective Time will be converted into one issued and outstanding, fully paid and nonassessable share of Class B common stock, $0.01 par value per share, of the Corporation ("Class B Common Stock"), (iii) each special voting unit ("Special Voting Unit") of KKR & Co. L.P. outstanding immediately prior to the Effective Time will be converted into one issued and outstanding, fully paid and nonassessable share of Class C common stock, $0.01 par value per share, of the Corporation ("Class C Common Stock"), (iv) each Series A Preferred Unit outstanding immediately prior to the Effective Time will be converted into one issued and outstanding, fully paid and nonassessable share of preferred stock, $0.01 par value per share, of the Corporation, designated as

"Series A Preferred Stock" ("Series A Preferred Stock"), and (v) each Series B Preferred Unit outstanding immediately prior to the Effective Time will be converted into one issued and outstanding, fully paid and nonassessable share of preferred stock, $0.01 par value per share, of the Corporation, designated as "Series B Preferred Stock" ("Series B Preferred Stock"). Forms of the 6.75% Series A Preferred Stock Certificate and the 6.50% Series B Preferred Stock Certificate are filed herewith as Exhibits 4.1 and 4.2, respectively, and incorporated herein by reference.

As a result of the Conversion, holders of Common Units will become holders of Class A Common Stock, which will continue to be listed on the NYSE under the symbol "KKR"; holders of Series A Preferred Units will become holders of Series A Preferred Stock, which will continue to be listed on the NYSE under the symbol "KKR PRA"; and holders of Series B Preferred Units will become holders of Series B Preferred Stock, which will continue to be listed on the NYSE under the symbol "KKR PRB", in each case, at the opening of trading immediately following the Effective Time. Our Managing Partner, an entity controlled by senior executives of KKR and the current general partner of KKR & Co. L.P., will become the sole holder of the Class B Common Stock. KKR Holdings, a separate entity controlled by senior executives of KKR and the current holder of the Special Voting Units, will become the sole holder of the Class C Common Stock.

On May 3, 2018, we notified the NYSE that the Certificate of Conversion had been filed with the Secretary of State of the State of Delaware. Prior to the Effective Time, we will request that, as of the open of business on Monday, July 2, 2018, the NYSE cease trading of the Common Units, Series A Preferred Units and Series B Preferred Units on the NYSE and commence trading of the Class A Common Stock, Series A Preferred Stock and Series B Preferred Stock on the NYSE under the existing ticker symbols "KKR", "KKR PRA" and "KKR PRB", respectively. No further action by the current holders of Common Units, Series A Preferred Units, or Series B Preferred Units is currently anticipated. It is expected that new CUSIP numbers will be issued for each of the Class A Common Stock, Series A Preferred Stock and Series B Preferred Stock.

The Certificate of Incorporation and Bylaws provide our stockholders following the Conversion with substantially the same rights and obligations that unitholders have in our limited partnership agreement. Therefore, the Class A Common Stock is generally non-voting like the existing Common Units, except as provided in the Certificate of Incorporation and Bylaws and under the Delaware General Corporation Law (the "DGCL") and the rules of the NYSE (as they were generally applicable to KKR & Co. L.P. prior to the Conversion). Also, Class C Common Stock, Series A Preferred Stock and Series B Preferred Stock are generally non-voting like the existing Special Voting Units, Series A Preferred Units and Series B Preferred Units, respectively, except, in each case, as provided in the Certificate of Incorporation and Bylaws and under the DGCL and the rules of the NYSE. The Class B Common Stock that will be held by the entity that has served as our Managing Partner is the only class of the Corporation's common stock entitled to vote at a meeting of stockholders (or to take similar action by written consent) in the election of directors and generally with respect to all other matters submitted to a vote of stockholders, except as provided in the Certificate of Incorporation and Bylaws and under the DGCL and the rules of the NYSE. As a result, the Corporation will be a "controlled company" within the meaning of the corporate governance standards of the NYSE and, like KKR & Co. L.P., will qualify for exceptions from certain corporate governance rules of the NYSE.

ITEM 6. EXHIBITS.

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
2.1	Plan of Conversion.
3.1	Certificate of Conversion of KKR & Co. L.P.
3.2	Certificate of Incorporation of KKR & Co. Inc.
3.3	Bylaws of KKR & Co. Inc.
3.4	Amended and Restated Limited Liability Company Agreement of KKR Management LLC, dated as of May 3, 2018.
4.1	Form of 6.75% Series A Preferred Stock Certificate (included in Exhibit 2.1).
4.2	Form of 6.50% Series B Preferred Stock Certificate (included in Exhibit 2.1).
10.1	Amendment to Tax Receivable Agreement, dated as of May 3, 2018, among KKR Holdings L.P., KKR Management Holdings Corp., KKR & Co. L.P., KKR Management Holdings L.P. and KKR Group Holdings Corp.

Exhibit No.	Description of Exhibit
10.2
Second Amended and Restated Exchange Agreement, dated as of May 3, 2018, among KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P., KKR Holdings L.P., KKR & Co. L.P., KKR Group Holdings L.P., KKR Subsidiary Partnership L.P., KKR Group Limited and KKR Group Holdings Corp.

10.3	Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P. dated as of May 3, 2018.
10.4	Amendment to Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. dated as of May 3, 2018.
10.5	Amendment to Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P. dated as of May 3, 2018.
10.6	Indemnification Agreement, dated as of May 3, 2018, between KKR & Co. L.P. and KKR Management LLC.
10.7	Form of Indemnification Agreement for Directors of KKR & Co. Inc.
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
99.1
Part II, Item 10 "Directors, Executive Officers and Corporate Governance," Item 11 "Executive Compensation—Director Compensation" and Item 13 "Certain Relationships and Related Transactions, and Director Independence" of KKR & Co. L.P.'s Annual Report on Form 10-K for the year ended December 31, 2017 (incorporated herein by reference to KKR & Co. L.P.'s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 23, 2018).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2018 and March 31, 2017, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

KKR & CO. L.P.

By: KKR Management LLC
Its General Partner

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer of KKR Management LLC and authorized signatory)

DATE:	May 8, 2018