Form 10-Q
period 2018-06-30
KKR & Co. Inc.
filed 2018-08-03
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018

Or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from           to           .
Commission File Number 001-34820

KKR & CO. INC.
(Exact name of Registrant as specified in its charter)

Delaware	26-0426107
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

  9 West 57th Street, Suite 4200
New York, New York 10019
Telephone: (212) 750-8300
(Address, zip code, and telephone number, including
area code, of registrant’s principal executive office.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2018, there were 524,765,893 shares of Class A Common Stock of the registrant outstanding.

KKR & CO. INC.

FORM 10-Q

For the Quarter Ended June 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of dividends on common or preferred stock of KKR, the timing, manner and volume of repurchases of common stock pursuant to a repurchase program, and the expected synergies and benefits from acquisitions, reorganizations or strategic partnerships, may constitute forward-looking statements. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Risk Factors" in this report, in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

On July 1, 2018, we completed our conversion (the "Conversion") from a Delaware limited partnership named KKR & Co. L.P. into a Delaware corporation named KKR & Co. Inc.

In this report, references to "KKR," "we," "us" and "our" refer to (i) KKR & Co. Inc. and its subsidiaries following the Conversion and (ii) KKR & Co. L.P. and its subsidiaries prior to the Conversion, in each case, except where the context requires otherwise. KKR & Co. L.P. became listed on the New York Stock Exchange ("NYSE") on July 15, 2010. KKR Management Holdings L.P., KKR Fund Holdings L.P. and KKR International Holdings L.P. are together referred to in this report as the "KKR Group Partnerships." Each KKR Group Partnership has an identical number of partner interests and, when held together, one Class A partner interest in each of the KKR Group Partnerships together represents one "KKR Group Partnership Unit." In connection with KKR's 6.75% Series A Preferred Stock ("Series A Preferred Stock") and 6.50% Series B Preferred Stock ("Series B Preferred Stock"), the KKR Group Partnerships have outstanding preferred units with economic terms designed to mirror those of the Series A Preferred Stock and Series B Preferred Stock, respectively. References to our Class A common stock, Series A Preferred Stock or Series B Preferred Stock for periods prior to the Conversion mean the common units, Series A preferred units and Series B preferred units of KKR & Co. L.P., respectively.

References to the "Class B Stockholder" are to KKR Management LLC, the holder of the sole share of our Class B common stock, and unless otherwise indicated, references to equity interests in KKR's business, or to percentage interests in KKR's business, reflect the aggregate equity interests in the KKR Group Partnerships and are net of amounts that have been allocated to our principals and other employees and non-employee operating consultants in respect of the carried interest from KKR's business as part of our "carry pool" and certain minority interests. References to "principals" are to our senior employees and non-employee operating consultants who hold interests in KKR's business through KKR Holdings L.P. ("KKR Holdings") and references to our "senior principals" are to our senior employees who hold interests in the Class B Stockholder entitling them to vote for the election of its directors.

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

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP, if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within Note 14 "Segment Reporting" to our condensed consolidated financial statements and under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Segment and Other Operating and Performance Measures" and "—Segment Balance Sheet."

This report uses the terms assets under management ("AUM"), fee paying assets under management ("FPAUM"), after-tax distributable earnings, fee related earnings ("FRE"), capital invested, syndicated capital and book value. You should note that our calculations of these financial measures and other financial measures may differ from the calculations of other investment managers and, as a result, our financial measures may not be comparable to similar measures presented by other investment managers. These and other financial measures are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Segment and Other Operating and Performance Measures" and "—Segment Balance Sheet."

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

Unless otherwise indicated, references in this report to our fully exchanged and diluted Class A common stock outstanding, or to our Class A common stock outstanding on a fully exchanged and diluted basis, reflect (i) actual Class A common stock outstanding, (ii) Class A common stock into which KKR Group Partnership Units not held by us are exchangeable pursuant to the terms of the exchange agreement described in this report, (iii) Class A common stock issuable in respect of exchangeable equity securities issued in connection with the acquisition of Avoca Capital ("Avoca"), and (iv) Class A common stock issuable pursuant to any equity awards actually granted from the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (our "Equity Incentive Plan"). Our fully exchanged and diluted Class A common stock outstanding does not include (i) Class A common stock available for issuance pursuant to our Equity Incentive Plan for which equity awards have not yet been granted and (ii) Class A common stock that we have the option to issue in connection with our acquisition of additional interests in Marshall Wace LLP (together with its affiliates, "Marshall Wace").

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
 (Amounts in Thousands, Except Unit Data)

	June 30, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$2,065,172	$1,876,687
Cash and Cash Equivalents Held at Consolidated Entities	1,139,498	1,802,372
Restricted Cash and Cash Equivalents	76,967	56,302
Investments	42,622,545	39,013,934
Due from Affiliates	614,592	554,349
Other Assets	2,053,890	2,531,075
Total Assets	$48,572,664	$45,834,719

Liabilities and Equity
Debt Obligations	$19,972,383	$21,193,859
Due to Affiliates	259,259	323,810
Accounts Payable, Accrued Expenses and Other Liabilities	4,053,832	3,654,250
Total Liabilities	24,285,474	25,171,919

Commitments and Contingencies

Redeemable Noncontrolling Interests	962,147	610,540

Equity
Series A Preferred Units (13,800,000 units issued and outstanding as of June 30, 2018 and December 31, 2017)	332,988	332,988
Series B Preferred Units (6,200,000 units issued and outstanding as of June 30, 2018 and December 31, 2017)	149,566	149,566
KKR & Co. L.P. Capital - Common Unitholders (524,341,874 and 486,174,736 common units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	7,909,830	6,703,382
Total KKR & Co. L.P. Partners' Capital	8,392,384	7,185,936
Noncontrolling Interests	14,932,659	12,866,324
Total Equity	23,325,043	20,052,260
Total Liabilities and Equity	$48,572,664	$45,834,719

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued) (UNAUDITED)
 (Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs") as of June 30, 2018 and December 31, 2017. KKR's consolidated VIEs consist primarily of certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS") and certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR's general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR's beneficial interest therein and any income generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	June 30, 2018
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$881,949	$212,076	$1,094,025
Restricted Cash and Cash Equivalents	—	54,270	54,270
Investments	13,368,099	13,969,106	27,337,205
Due from Affiliates	—	6,178	6,178
Other Assets	195,045	209,807	404,852
Total Assets	$14,445,093	$14,451,437	$28,896,530

Liabilities
Debt Obligations	$12,608,642	$1,023,347	$13,631,989
Accounts Payable, Accrued Expenses and Other Liabilities	1,224,506	206,741	1,431,247
Total Liabilities	$13,833,148	$1,230,088	$15,063,236

	December 31, 2017
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,467,829	$231,423	$1,699,252
Restricted Cash and Cash Equivalents	—	21,255	21,255
Investments	15,573,203	9,408,967	24,982,170
Due from Affiliates	—	23,562	23,562
Other Assets	176,572	168,003	344,575
Total Assets	$17,217,604	$9,853,210	$27,070,814

Liabilities
Debt Obligations	$15,586,216	$770,350	$16,356,566
Accounts Payable, Accrued Expenses and Other Liabilities	923,494	243,660	1,167,154
Total Liabilities	$16,509,710	$1,014,010	$17,523,720

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Fees and Other	$413,846	$380,785	$808,240	$760,964
Capital Allocation-Based Income	557,774	635,015	635,986	1,022,591
Total Revenues	971,620	1,015,800	1,444,226	1,783,555

Expenses
Compensation and Benefits	472,500	462,841	770,636	865,804
Occupancy and Related Charges	15,322	14,032	29,537	28,883
General, Administrative and Other	187,228	152,855	311,478	275,055
Total Expenses	675,050	629,728	1,111,651	1,169,742

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,116,587	334,416	1,589,387	841,061
Dividend Income	66,344	69,446	99,408	79,370
Interest Income	351,705	295,718	649,961	576,698
Interest Expense	(203,850)	(198,590)	(423,440)	(385,444)
Total Investment Income (Loss)	1,330,786	500,990	1,915,316	1,111,685

Income (Loss) Before Taxes	1,627,356	887,062	2,247,891	1,725,498

Income Taxes	60,960	18,538	78,601	59,080

Net Income (Loss)	1,566,396	868,524	2,169,290	1,666,418
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(18,016)	22,387	7,658	43,320
Net Income (Loss) Attributable to Noncontrolling Interests	895,690	432,150	1,294,467	941,427
Net Income (Loss) Attributable to KKR & Co. L.P.	688,722	413,987	867,165	681,671

Net Income Attributable to Series A Preferred Unitholders	5,822	5,822	11,644	11,644
Net Income Attributable to Series B Preferred Unitholders	2,519	2,519	5,038	5,038

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$680,381	$405,646	$850,483	$664,989

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$1.33	$0.87	$1.71	$1.45
Diluted	$1.24	$0.81	$1.57	$1.33
Weighted Average Common Units Outstanding
Basic	510,586,631	466,170,025	499,208,944	459,967,395
Diluted	548,745,498	501,177,423	542,367,320	498,943,294

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income (Loss)	$1,566,396	$868,524	$2,169,290	$1,666,418

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(27,537)	20,520	(23,913)	37,096

Comprehensive Income (Loss)	1,538,859	889,044	2,145,377	1,703,514

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(18,016)	22,387	7,658	43,320
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	881,741	441,638	1,279,791	961,747

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$675,134	$425,019	$857,928	$698,447

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
 (Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2017	452,380,335	$5,506,375	$(49,096)	$5,457,279	$332,988	$149,566	$10,545,902	$16,485,735	$632,348
Net Income (Loss)		664,989		664,989	11,644	5,038	941,427	1,623,098	43,320
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			16,776	16,776			20,320	37,096
Changes in Consolidation				—			(71,657)	(71,657)	(315,057)
Transfer of interests under common control (See Note 15 "Equity")		12,269	(1,988)	10,281			(10,281)	—
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	11,361,012	154,789	(1,315)	153,474			(153,474)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units		2,605	424	3,029				3,029
Net Delivery of Common Units - Equity Incentive Plan	6,226,836	(37,304)		(37,304)				(37,304)
Equity-Based and Other Non-Cash Compensation		94,919		94,919			104,057	198,976
Capital Contributions				—			1,759,873	1,759,873	152,222
Capital Distributions		(150,887)		(150,887)	(11,644)	(5,038)	(801,399)	(968,968)	(352)
Balance at June 30, 2017	469,968,183	$6,247,755	$(35,199)	$6,212,556	$332,988	$149,566	$12,334,768	$19,029,878	$512,481

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2018	486,174,736	$6,722,863	$(19,481)	$6,703,382	$332,988	$149,566	$12,866,324	$20,052,260	$610,540
Net Income (Loss)		850,483		850,483	11,644	5,038	1,294,467	2,161,632	7,658
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(9,237)	(9,237)			(14,676)	(23,913)
Changes in Consolidation				—			370,307	370,307
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	32,722,098	507,470	(1,998)	505,472			(505,472)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other		6,448	17	6,465				6,465
Net Delivery of Common Units - Equity Incentive Plan	7,652,340	(53,439)		(53,439)				(53,439)
Equity-Based and Other Non-Cash Compensation		125,994		125,994			61,942	187,936
Unit Repurchases	(2,207,300)	(52,212)		(52,212)				(52,212)
Capital Contributions				—			2,410,722	2,410,722	349,451
Capital Distributions		(167,078)		(167,078)	(11,644)	(5,038)	(1,550,955)	(1,734,715)	(5,502)
Balance at June 30, 2018	524,341,874	$7,940,529	$(30,699)	$7,909,830	$332,988	$149,566	$14,932,659	$23,325,043	$962,147

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net Income (Loss)	$2,169,290	$1,666,418
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	180,844	198,976
Net Realized (Gains) Losses on Investments	(185,164)	(44,752)
Change in Unrealized (Gains) Losses on Investments	(1,404,223)	(796,309)
Capital Allocation-Based Income	(635,986)	(1,022,591)
Other Non-Cash Amounts	29,942	34,447
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Consolidation and Other	—	(2,244)
Change in Due from / to Affiliates	(128,841)	(124,400)
Change in Other Assets	437,096	146,267
Change in Accounts Payable, Accrued Expenses and Other Liabilities	373,360	883,099
Investments Purchased	(20,677,349)	(22,853,278)
Proceeds from Investments	15,302,724	19,852,232
Net Cash Provided (Used) by Operating Activities	(4,538,307)	(2,062,135)

Investing Activities
Purchase of Fixed Assets	(45,188)	(48,239)
Development of Oil and Natural Gas Properties	—	(1,111)
Proceeds from Sale of Oil and Natural Gas Properties	26,630	—
Net Cash Provided (Used) by Investing Activities	(18,558)	(49,350)

Financing Activities
Distributions to Partners	(167,078)	(150,887)
Distributions to Redeemable Noncontrolling Interests	(5,502)	(352)
Contributions from Redeemable Noncontrolling Interests	349,451	152,222
Distributions to Noncontrolling Interests	(1,550,955)	(801,399)
Contributions from Noncontrolling Interests	2,410,722	1,755,608
Preferred Unit Distributions	(16,682)	(16,682)
Net Delivery of Common Units - Equity Incentive Plan	(53,439)	(37,304)
Unit Repurchases	(52,212)	—
Proceeds from Debt Obligations	8,932,645	5,297,648
Repayment of Debt Obligations	(5,708,987)	(4,763,930)
Financing Costs Paid	(22,884)	(8,096)
Net Cash Provided (Used) by Financing Activities	4,115,079	1,426,828

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,938)	50,910

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	(453,724)	(633,747)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	3,735,361	4,345,815
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,281,637	$3,712,068

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$380,413	$369,666
Payments for Income Taxes	$36,476	$22,828
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$187,936	$198,976
Non-Cash Contributions from Noncontrolling Interests	$—	$4,265
Debt Obligations - Net Gains (Losses), Translation and Other	$373,625	$(352,664)
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$6,465	$3,029
Gain on Sale of Oil and Natural Gas Properties	$15,224	$—

Change in Consolidation and Other
Investments	$(3,054,090)	$(174,906)
Due From Affiliates	$—	$(3,536)
Other Assets	$(114,770)	$(298,097)
Debt Obligations	$(4,049,685)	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$197,874	$(114,573)
Noncontrolling Interests	$370,307	$(71,657)
Redeemable Noncontrolling Interests	$—	$(315,057)
Gain on Asset Contribution	$312,644	$—

	June 30, 2018	December 31, 2017
Reconciliation to the Condensed Consolidated Statements of Financial Condition
Cash and Cash Equivalents	$2,065,172	$1,876,687
Cash and Cash Equivalents Held at Consolidated Entities	1,139,498	1,802,372
Restricted Cash and Cash Equivalents	76,967	56,302
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,281,637	$3,735,361

See notes to condensed consolidated financial statements.

KKR & CO. L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All Amounts in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION

Effective on July 1, 2018, KKR & Co. L.P. converted from a Delaware limited partnership to a Delaware corporation named KKR & Co. Inc. (the "Conversion"). As a result of the Conversion, each KKR & Co. L.P. common unit was converted into a share of Class A common stock of KKR & Co. Inc., and each 6.75% Series A Preferred Unit and 6.50% Series B Preferred Unit of KKR & Co. L.P. was converted into a share of 6.75% Series A Preferred Stock and 6.50% Series B Preferred Stock of KKR & Co. Inc., respectively. Under the laws of the state of its incorporation, KKR & Co. Inc. is deemed to be the same entity as KKR & Co. L.P. Because the Conversion became effective on July 1, 2018, the accompanying financial statements as of and for the three and six months ended June 30, 2018 and related notes reflect KKR as a limited partnership and not a corporation.

In connection with the Conversion, a wholly-owned subsidiary of KKR & Co. Inc., KKR Group Holdings Corp., became (i) a general partner of KKR Fund Holdings L.P. ("Fund Holdings") and KKR International Holdings L.P. ("International Holdings") and (ii) the sole stockholder of KKR Management Holdings Corp. (the general partner of KKR Management Holdings L.P. ("Management Holdings")) and KKR Fund Holdings GP Limited (the other general partner of Fund Holdings and International Holdings). In addition, certain wholly-owned subsidiaries of KKR & Co. Inc., namely KKR Group Holdings L.P. ("Group Holdings"), KKR Group Limited (the general partner of Group Holdings), KKR Subsidiary Corp. ("Subsidiary Corp.") and KKR Subsidiary Partnership L.P. ("Subsidiary Partnership"), were either merged into another wholly-owned subsidiary of KKR & Co. Inc. or entered into a plan of dissolution.

KKR & Co. L.P., together with its consolidated subsidiaries ("KKR"), is a leading global investment firm that manages multiple alternative asset classes including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR's portfolio companies. KKR invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

KKR & Co. L.P. was formed as a Delaware limited partnership on June 25, 2007 and its general partner was KKR Management LLC (the "Managing Partner"). KKR & Co. L.P. was the parent company of KKR Group Limited, which was the non-economic general partner of Group Holdings, and KKR & Co. L.P. was the sole limited partner of Group Holdings. Group Holdings held a controlling economic interest in each of (i) Management Holdings through KKR Management Holdings Corp., a Delaware corporation which is a domestic corporation for U.S. federal income tax purposes, (ii) Fund Holdings directly and through KKR Fund Holdings GP Limited, a Cayman Island limited company which is a disregarded entity for U.S. federal income tax purposes, and (iii) International Holdings directly and through KKR Fund Holdings GP Limited. Group Holdings also owned certain economic interests in Management Holdings through Subsidiary Corp., a wholly owned Delaware corporate subsidiary of KKR Management Holdings Corp., and certain economic interests in Fund Holdings through Subsidiary Partnership, a Delaware partnership of which Group Holdings was the general partner with a 99% economic interest and KKR Management Holdings Corp. was a limited partner with a 1% economic interest. KKR & Co. L.P., through its indirect controlling economic interests in Fund Holdings, Management Holdings and International Holdings (together, the "KKR Group Partnerships"), was the holding partnership for the KKR business.

KKR & Co. L.P. both indirectly controlled the KKR Group Partnerships and indirectly held Class A partner units in each KKR Group Partnership (collectively, "KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR. As of June 30, 2018, KKR & Co. L.P. held approximately 63.3% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 36.7% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units (or shares of Class A common stock of KKR & Co. Inc.) or when KKR & Co. L.P. (or KKR & Co. Inc.) otherwise issues or repurchases KKR & Co. L.P. common units (or shares of Class A common stock of KKR & Co. Inc.). The KKR Group Partnerships also have outstanding equity interests that provide for the carry pool and preferred units with economic terms that mirror the preferred units issued by KKR & Co. L.P.

Sale of Controlling Beneficial Interests in CMBS Vehicles

In April 2018, a consolidated entity of KKR sold its controlling beneficial interest in four consolidated CMBS vehicles. As a result of this sale, KKR deconsolidated these CMBS vehicles, resulting in a reduction in investments and debt obligations of $4.1 billion and $4.0 billion, respectively. As of June 30, 2018, KKR continues to consolidate one CMBS vehicle.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of KKR & Co. L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the "financial statements"), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The December 31, 2017 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in KKR & Co. L.P.’s Annual Report on Form 10-K for the year ended December 31, 2017, which include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited consolidated financial statements included in KKR & Co. L.P.’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC").

KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated entities, which include the accounts of KKR's investment management and capital markets companies, the general partners of certain unconsolidated investment funds, general partners of consolidated investment funds and their respective consolidated investment funds and certain other entities including CFEs. References in the accompanying financial statements to "principals" are to KKR's senior employees and non-employee operating consultants who hold interests in KKR's business through KKR Holdings.
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

An entity in which KKR holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk (as a group) lack either the direct or indirect ability through voting

Notes to Condensed Consolidated Financial Statements (Continued)

rights or similar rights to make decisions about a legal entity's activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity's activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Limited partnerships and other similar entities where unaffiliated limited partners have not been granted (i) substantive participatory rights or (ii) substantive rights to either dissolve the partnership or remove the general partner ("kick-out rights") are VIEs under condition (b) above. KKR's investment funds that are not CFEs (i) are generally limited partnerships, (ii) generally provide KKR with operational discretion and control and (iii) generally have fund investors with no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, and as such the limited partners do not hold kick-out rights. Accordingly, most of KKR's investment funds are categorized as VIEs.

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

(v)	third parties in KKR's capital markets business line and

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

Notes to Condensed Consolidated Financial Statements (Continued)

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at the beginning of the period	$4,859,412	$4,491,197	$4,793,475	$4,293,337
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (1)	449,859	305,280	570,861	521,712
Other comprehensive income (loss), net of tax (2)	(9,554)	8,833	(6,411)	13,753
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (3)	(451,679)	(104,797)	(485,454)	(140,701)
Equity-based and other non-cash compensation	29,247	42,964	61,942	104,057
Capital contributions	1,539	2,913	1,578	2,950
Capital distributions	(58,317)	(62,717)	(115,484)	(119,354)
Transfer of interests under common control and Other (See Note 15 "Equity")	—	—	—	7,919
Balance at the end of the period	$4,820,507	$4,683,673	$4,820,507	$4,683,673

(1)	Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(2)	Calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

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
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$1,566,396	$868,524	$2,169,290	$1,666,418
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	(18,016)	22,387	7,658	43,320
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	445,831	126,870	723,606	419,715
Less: Net income (loss) attributable to Series A and Series B Preferred Unitholders	8,341	8,341	16,682	16,682
Plus: Income tax (benefit) attributable to KKR Management Holdings Corp.	40,897	5,348	46,965	24,508
Net income (loss) attributable to KKR & Co. L.P. Common Unitholders and KKR Holdings	$1,171,137	$716,274	$1,468,309	$1,211,209

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$449,859	$305,280	$570,861	$521,712

Notes to Condensed Consolidated Financial Statements (Continued)

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

Equity Method - Capital Allocation-Based Income - Consists primarily of (i) the capital interest KKR holds as the general partner in certain investment funds, which are not consolidated and (ii) the carried interest component of the general partner interest, which are accounted for as a single unit of account.

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of June 30, 2018, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace"). KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Notes to Condensed Consolidated Financial Statements (Continued)

The carrying value of Equity Method - Capital Allocation-Based Income investments approximate fair value, because the underlying investments of the unconsolidated investment funds are reported at fair value.

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Notes to Condensed Consolidated Financial Statements (Continued)

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
Revenues

For the three and six months ended June 30, 2018 and 2017, respectively, revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Management Fees	$171,172	$177,269	$358,899	$338,451
Transaction Fees	170,221	156,472	328,874	400,130
Monitoring Fees	25,363	30,995	42,949	44,499
Fee Credits	(34,847)	(48,677)	(63,900)	(136,755)
Incentive Fees	233	845	14,038	1,118
Expense Reimbursements	50,576	35,591	70,787	58,856
Oil and Gas Revenue	13,853	17,382	28,360	34,655
Consulting Fees	17,275	10,908	28,233	20,010
Total Fees and Other (1)	413,846	380,785	808,240	760,964

Carried Interest	491,176	551,003	553,923	886,776
General Partner Capital Interest	66,598	84,012	82,063	135,815
Total Capital Allocation-Based Income	557,774	635,015	635,986	1,022,591

Total Revenues	$971,620	$1,015,800	$1,444,226	$1,783,555

(1)
Fees and Other presented in the table above, except for oil and gas revenue and certain transaction fees earned by KKR's Capital Markets business line, are earned from KKR investment funds and portfolio companies.

Fees and Other

Fees and Other, as detailed above, are accounted for as contracts with customers. Under the guidance for contracts with customers, KKR is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract and (e) recognize revenue when (or as) it satisfies a performance obligation. In determining the transaction price, KKR has included variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. See Note 14 “Segment Reporting” for a disaggregated presentation of revenues by business line from contracts with customers.

Management Fees

KKR provides investment management services to investment funds, CLOs, and other vehicles in exchange for a management fee. The performance obligation for management fees is satisfied over time as the services are rendered. KKR provides these services in accordance with the contractual terms of the related agreement. Management fees are determined quarterly based on an annual rate and are generally based upon a percentage of the capital committed or capital invested during the investment period. Thereafter, management fees are generally based on a percentage of remaining invested capital, net asset

Notes to Condensed Consolidated Financial Statements (Continued)

value, gross assets or as otherwise defined in the respective contractual agreements. Management fees are a form of variable consideration, because these fees may fluctuate during the period in which the related investment management services are performed based on fluctuations in the management fee base. Since some of the factors that cause the fees to fluctuate are outside of KKR's control, management fees are considered to be constrained and are therefore not included in the transaction price. As a result, management fees are determined and recognized at the end of the period over which management services are performed. Management fees are generally billed quarterly or annually under the terms of the related agreement.
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
Management fees earned from credit funds and other investment vehicles in the Public Markets business line generally range from 0.33% to 1.75%. Such rates may be based on the investment fund's average net asset value, capital commitments, or invested capital. Management fees earned from CLOs include senior collateral management fees and subordinate collateral management fees. When combined, senior collateral management fees and subordinate collateral management fees are determined based on an annual rate ranging from 0.40% to 0.50% of collateral. If amounts distributable on any payment date are insufficient to pay the collateral management fees according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates. KKR has the right to waive all or any portion of any collateral management fee. For the purpose of calculating the collateral management fees, collateral, the payment dates, and the priority of payments are terms defined in the management agreements.
Management fees recognized but not received from investment funds, CLOs and other vehicles are recorded in Due from Affiliates on the condensed consolidated statements of financial condition (See Note 13 "Related Party Transactions").
Transaction Fees
KKR (i) arranges debt and equity financing, places and underwrites securities offerings and provides other types of capital markets services for companies seeking financing in its Capital Markets business line and (ii) provides advisory services in connection with successful Private Markets and Public Markets portfolio company investment transactions, in each case, in exchange for a transaction fee. Transaction fees are separately negotiated for each transaction and are generally based on (i) in our Capital Markets business line, a percentage of the overall transaction size and (ii) for Private Markets and Public Markets transactions, a percentage of either total enterprise value of an investment or a percentage of the aggregate price paid for an investment. Transaction fees are recognized at a point in time when the underlying services rendered are completed in accordance with the terms of the transaction and advisory agreements, which is typically when the transaction closes. Transaction fees are generally paid on or shortly after the closing of a transaction. Transaction fees from our Private Markets and Public Markets business lines recognized but not received from portfolio companies are recorded in Due from Affiliates on the condensed consolidated statements of financial condition (See Note 13 "Related Party Transactions"). Transaction fees from our Capital Markets business line recognized but not received from third parties are recorded in Other Assets on the condensed consolidated statements of financial condition (See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities").
Monitoring Fees
KKR agrees to provide services in connection with monitoring portfolio companies in exchange for a fee. Monitoring fees are recognized over time in the period during which the related services are rendered in accordance with the contractual terms of the related agreement. Monitoring fees are determined quarterly and are generally paid based on a fixed periodic schedule by the portfolio companies either in advance or in arrears and are separately negotiated for each portfolio company. In addition, certain monitoring fee provisions may provide for a termination payment following an initial public offering or change of control as defined in the contractual terms of the related agreement. These termination payments are recognized in the period

Notes to Condensed Consolidated Financial Statements (Continued)

when the related transaction closes. Monitoring fees recognized but not received from portfolio companies are recorded in Due from Affiliates on the condensed consolidated statements of financial condition (See Note 13 "Related Party Transactions").
Fee Credits
Under the terms of the management agreements with certain of its investment funds, KKR is required to share with such funds an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies ("Fee Credits"). Investment funds earn Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain costs related to investment transactions that were not consummated ("broken deal costs") and generally amount to 80% for older funds, or 100% for our newer funds, of allocable monitoring and transaction fees after broken deal costs are recovered, although the actual percentage may vary from fund to fund. Fee Credits are recognized and owed to investment funds concurrently with the recognition of monitoring fees, transaction fees and broken deal costs. Since Fee Credits are payable to investment funds, amounts owed are generally applied as a reduction of the management fee that is otherwise billed to the investment fund. KKR acts as an agent for the investment funds it manages, from an accounting standpoint, and fee credits are recorded as a reduction of revenues in the consolidated statement of operations. Fee credits owed to investment funds are recorded in Due to Affiliates on the condensed consolidated statements of financial condition (See Note 13 "Related Party Transactions").

Incentive Fees

KKR provides investment management services to investment funds, CLOs and other vehicles in exchange for a management fee as discussed above and, in some cases an incentive fee when KKR is not entitled to a carried interest. Incentive fees are recognized based on fund performance, subject to the achievement of minimum return levels, and/or high water marks, in accordance with the respective terms set out in each governing agreement. Incentive fee rates generally range from 5% to 20% of investment gains. Incentive fees are considered a form of variable consideration as these fees are subject to reversal, and therefore the recognition of such fees is deferred until the end of each fund's measurement period (which is generally one year) when the performance-based incentive fees become fixed and determinable. Incentive fees are generally paid within 90 days of the end of the investment vehicles' measurement period. Incentive fees recognized but not received from investment funds, CLOs and other vehicles are recorded in Due from Affiliates on the condensed consolidated statements of financial condition (See Note 13 "Related Party Transactions").
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

Oil and Gas Revenue

Oil and gas revenue is recognized when the performance obligation is satisfied, which occurs at the point in time when control of the product transfers to the customer. Performance obligations are typically satisfied through the monthly delivery of production. Revenue is recognized based on KKR's proportionate share of production from non-operated properties as marketed by the operator. Oil and gas revenue recognized but not received from third parties are recorded in Other Assets on the condensed consolidated statements of financial condition (See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities").

Consulting Fees
Certain consolidated entities that employ non-employee operating consultants provide consulting and other services to portfolio companies and other companies in exchange for a consulting fee. Consulting fees are recognized over time in the period during which the related advisory services are rendered in accordance with the contractual terms of the related agreement. Consulting fees are separately negotiated with each portfolio company for which services are provided and are not

Notes to Condensed Consolidated Financial Statements (Continued)

shared with KKR. Consulting fees recognized but not received from portfolio companies are recorded in Due from Affiliates on the condensed consolidated statements of financial condition (See Note 13 "Related Party Transactions").
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
Prior to January 1, 2018, to the extent an investment fund was not consolidated, KKR accounted for carried interest within Fees and Other separately from its general partner capital interest, which was included in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Effective January 1, 2018, the carried interest component of the general partner interest and the capital interest KKR holds in its investment funds as the general partner are accounted for as a single unit of account and reported in capital allocation-based income within Revenues in the condensed consolidated statements of operations. This change in accounting principle has been applied on a full retrospective basis. For the three and six months ended June 30, 2017, $551.0 million and $886.8 million were reclassified from Fees and Other, respectively, to Capital Allocation-Based Income in the condensed consolidated statements of operations. For the three and six months ended June 30, 2017, $84.0 million and $135.8 million were reclassified from Net Gains (Losses) from Investment Activities, respectively, to Capital Allocation-Based Income in the condensed consolidated statements of operations.
KKR has concluded that its Fees and Other are within the scope of the amended revenue recognition guidance. Additionally, KKR has concluded that investments made alongside its fund investors in investment funds which entitle KKR to a carried interest represent equity method investments that are not in the scope of the amended revenue recognition guidance.

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

Notes to Condensed Consolidated Financial Statements (Continued)

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014 and subsequently issued several amendments to the standard. ASU 2014-09, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contracts with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contracts and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-09, and the related amendments, is effective for KKR beginning on January 1, 2018, and KKR adopted this guidance on that date. KKR has concluded that its Fees and Other are within the scope of the amended revenue recognition guidance. Additionally, KKR has concluded that investments made alongside its fund investors in investment funds which entitle KKR to a carried interest represent equity method investments that are not in the scope of the amended revenue recognition guidance. KKR has implemented ASU 2014-09 and its related amendments and there were no changes to KKR's historical pattern of recognizing revenue. See the accounting policy for Revenues above.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amends the guidance to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires the following: (i) restricted cash and restricted cash equivalents should be included in the cash and cash-equivalents balances in the statement of cash flows; (ii) changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows; (iii) a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents and (iv) the nature of the restrictions must be disclosed for material restricted cash and restricted cash equivalents amounts. The guidance is effective for KKR beginning on January 1, 2018, and KKR adopted this guidance on that date. Upon adoption, (i) Restricted Cash and Cash Equivalents and (ii) Cash and Cash Equivalents Held at Consolidated Entities were (a) included in the cash and cash-equivalents balances in the condensed consolidated statements of cash flows and (b) disclosed in a reconciliation between the condensed consolidated statements of financial condition and the condensed consolidated statements of cash flows. This guidance has been applied on a full retrospective basis. For the six months ended June 30, 2017, $198.7 million of cash provided by operating activities and $108.8 million of cash provided by investing activities were removed from net cash provided (used) by operating activities and net cash provided (used) by investing activities, respectively, and included in net increase/(decrease) in cash, cash-equivalents and restricted cash in the condensed consolidated statements of cash flows.

Notes to Condensed Consolidated Financial Statements (Continued)

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which has subsequently been amended by ASU 2018-11. The guidance requires the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The guidance retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous GAAP. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not changed significantly from previous GAAP. For operating leases, a lessee is required to do the following: (a) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial condition; (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (c) classify all cash payments within operating activities in the statement of cash flows. The guidance is effective for fiscal periods beginning after December 15, 2018. Early application is permitted. KKR is currently evaluating the impact of this guidance on the financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which generally simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the guidance on such payments to nonemployees is generally aligned with the requirements for share-based payments granted to employees. Prior to adoption of ASU 2018-07, share-based payment arrangements with employees were accounted for under ASC 718, Compensation - Stock Compensation, while nonemployee share-based payments issued for goods and services were accounted for under ASC 505-50, Equity - Equity Based Payments to Non-Employees. ASC 505-50, before the ASU’s amendments, differed significantly from ASC 718. Differences included the guidance on (1) the determination of the measurement date (which generally is the date on which the measurement of equity-classified share-based payments becomes fixed), (2) the accounting for performance conditions, (3) the ability of a nonpublic entity to use certain practical expedients for measurement and (4) the accounting for share-based payments after vesting. ASU 2018-07 eliminates most of these differences. The guidance is effective for fiscal periods beginning after December 15, 2018. KKR has elected to early adopt ASU 2018-07 during the second quarter of 2018 with adjustments reflected as of January 1, 2018. Such adoption did not have a material impact to KKR.
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

Notes to Condensed Consolidated Financial Statements (Continued)

Goodwill

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairments by eliminating the second step from the goodwill impairment test. The ASU requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit's carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. The ASU also (i) clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment and (ii) clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for fiscal periods beginning after December 15, 2019. Early adoption is allowed for entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017. KKR is currently evaluating the impact of this guidance on the financial statements.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). Under ASC 740-10-45-15, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of tax expense related to continuing operations for the period in which the law was enacted, even if the assets and liabilities related to items of accumulated other comprehensive income ("OCI"). ASU 2018-02 allows entities to reclassify from accumulated OCI to retained earnings stranded tax effects related to the change in federal tax rate for all items accounted for in OCI. Entities can also elect to reclassify other stranded tax effects that relate to the Tax Cuts and Jobs Act, which was enacted in December 2017 and amended various aspects of U.S. federal income tax legislation (the "2017 Tax Act"), but do not directly relate to the change in the federal tax rate. Tax effects that are stranded in OCI for other reasons may not be reclassified. In the period of adoption, entities that elect to reclassify the income tax effects of the 2017 Tax Act from accumulated OCI to retained earnings must disclose that they made such an election. Entities must also disclose a description of other income tax effects related to the 2017 Tax Act that are reclassified from accumulated OCI to retained earnings, if any. The guidance is effective for fiscal periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statement have not yet been issued or made available upon issuance, including in the period the 2017 Tax Act was enacted. An entity that adopts ASU 2018-02 in an annual or interim periods after the period of enactment is able to choose whether to apply the amendments retrospectively to each period in which the effect of the 2017 Tax Act is recognized or to apply the amendments in the period of adoption. KKR is currently evaluating the impact of this guidance on the financial statements.

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

The following tables summarize total Net Gains (Losses) from Investment Activities:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$25,589	$496,927	$522,516	$21,253	$291,748	$313,001
Credit (1)	(144,960)	(86,863)	(231,823)	(184,537)	167,696	(16,841)
Investments of Consolidated CFEs (1)	(51,536)	(36,514)	(88,050)	(3,777)	15,064	11,287
Real Assets (1)	10,393	146,213	156,606	(61,747)	170,593	108,846
Equity Method - Other (1)	(163,153)	218,160	55,007	16,470	17,047	33,517
Other Investments (1)	(73,901)	(107,867)	(181,768)	(195,724)	(12,384)	(208,108)
Foreign Exchange Forward Contracts and Options (2)	(7,319)	177,689	170,370	8,082	(184,118)	(176,036)
Securities Sold Short (2)	252,378	(11,457)	240,921	258,924	9,398	268,322
Other Derivatives (2)	—	11,259	11,259	(119)	(706)	(825)
Debt Obligations and Other (3)	307,293	154,256	461,549	39,763	(38,510)	1,253
Net Gains (Losses) From Investment Activities	$154,784	$961,803	$1,116,587	$(101,412)	$435,828	$334,416

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$41,842	$655,296	$697,138	$128,066	$295,036	$423,102
Credit (1)	(143,697)	(28,713)	(172,410)	(398,394)	414,835	16,441
Investments of Consolidated CFEs (1)	(78,052)	(84,917)	(162,969)	(4,880)	28,047	23,167
Real Assets (1)	23,350	205,510	228,860	(58,687)	177,391	118,704
Equity Method - Other (1)	(153,943)	353,764	199,821	16,183	52,367	68,550
Other Investments (1)	(318,100)	(21,502)	(339,602)	(203,988)	101,600	(102,388)
Foreign Exchange Forward Contracts and Options (2)	(39,933)	114,571	74,638	18,068	(242,381)	(224,313)
Securities Sold Short (2)	528,327	(41,331)	486,996	505,711	51,668	557,379
Other Derivatives (2)	3,642	3,036	6,678	(5,879)	(5,553)	(11,432)
Debt Obligations and Other (3)	321,728	248,509	570,237	48,552	(76,701)	(28,149)
Net Gains (Losses) From Investment Activities	$185,164	$1,404,223	$1,589,387	$44,752	$796,309	$841,061

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."

4. INVESTMENTS

Investments consist of the following:

	June 30, 2018	December 31, 2017
Private Equity	$6,775,156	$3,301,261
Credit	8,268,776	7,621,320
Investments of Consolidated CFEs	13,368,099	15,573,203
Real Assets	3,295,160	2,302,061
Equity Method - Other	3,949,230	3,324,631
Equity Method - Capital Allocation-Based Income	4,248,036	4,132,171
Other Investments	2,718,088	2,759,287
Total Investments	$42,622,545	$39,013,934

As of June 30, 2018 and December 31, 2017, there were no investments which represented greater than 5% of total investments. The majority of the securities underlying private equity investments represent equity securities.

Strategic BDC Partnership with FS Investments

On April 9, 2018, KKR completed the transaction to form a new strategic BDC partnership with Franklin Square Holdings, L.P. ("FS Investments") to provide investment advisory services to Corporate Capital Trust ("CCT") and Corporate Capital Trust II ("CCT II"), which are business development companies ("BDCs") that were previously advised and sub-advised, respectively, by KKR, and four BDCs that were previously advised by FS Investments. Following the closing of this transaction, the new strategic BDC partnership, FS/KKR Advisor, LLC, began serving as the investment adviser to all six of the aforementioned BDCs.

In connection with this transaction, KKR contributed a combination of cash and intangible assets, which consisted of advisory contractual rights, in exchange for a 50% equity interest in FS/KKR Advisor, LLC. Certain of the intangible assets contributed by KKR had a carrying amount of zero. As a result, the fair value of KKR’s 50% interest in FS/KKR Advisor, LLC received in this transaction exceeded the carrying amount of the assets contributed by approximately $313 million. KKR holds a noncontrolling financial interest in FS/KKR Advisor, LLC and reports its investment in FS/KKR Advisor, LLC using the equity method of accounting.

Notes to Condensed Consolidated Financial Statements (Continued)

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR's assets and liabilities by the fair value hierarchy. Investments classified as Equity Method - Other, for which the fair value option has not been elected, have been excluded from the tables below.

Assets, at fair value:

	June 30, 2018
	Level I	Level II	Level III		Total
Private Equity	$1,349,126	$353,308	$5,072,722		$6,775,156
Credit	—	2,185,068	6,083,708		8,268,776
Investments of Consolidated CFEs	—	12,263,585	1,104,514		13,368,099
Real Assets	5,140	—	3,290,020		3,295,160
Equity Method - Other	45,112	269,543	1,253,565		1,568,220
Other Investments	871,882	144,383	1,701,823		2,718,088
Total	2,271,260	15,215,887	18,506,352		35,993,499

Foreign Exchange Contracts and Options	—	98,058	—		98,058
Other Derivatives	—	31,580	38,533	(1)	70,113
Total Assets	$2,271,260	$15,345,525	$18,544,885		$36,161,670

	December 31, 2017
	Level I	Level II	Level III		Total
Private Equity	$1,043,390	$85,581	$2,172,290		$3,301,261
Credit	—	2,482,383	5,138,937		7,621,320
Investments of Consolidated CFEs	—	10,220,113	5,353,090		15,573,203
Real Assets	50,794	—	2,251,267		2,302,061
Equity Method - Other	60,282	247,748	1,076,709		1,384,739
Other Investments	864,872	134,404	1,760,011		2,759,287
Total	2,019,338	13,170,229	17,752,304		32,941,871

Foreign Exchange Contracts and Options	—	96,584	—		96,584
Other Derivatives	—	33,125	51,949	(1)	85,074
Total Assets	$2,019,338	$13,299,938	$17,804,253		$33,123,529

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

Notes to Condensed Consolidated Financial Statements (Continued)

Liabilities, at fair value:

	June 30, 2018
	Level I	Level II	Level III		Total
Securities Sold Short	$486,655	$—	$—		$486,655
Foreign Exchange Contracts and Options	—	144,872	—		144,872
Unfunded Revolver Commitments	—	—	51,304	(1)	51,304
Other Derivatives	—	16,764	27,700	(2)	44,464
Debt Obligations of Consolidated CFEs	—	11,517,296	1,091,346		12,608,642
Total Liabilities	$486,655	$11,678,932	$1,170,350		$13,335,937

	December 31, 2017
	Level I	Level II	Level III		Total
Securities Sold Short	$692,007	$—	$—		$692,007
Foreign Exchange Contracts and Options	—	260,948	—		260,948
Unfunded Revolver Commitments	—	—	17,629	(1)	17,629
Other Derivatives	—	27,581	41,800	(2)	69,381
Debt Obligations of Consolidated CFEs	—	10,347,980	5,238,236		15,586,216
Total Liabilities	$692,007	$10,636,509	$5,297,665		$16,626,181

(1)	These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(2)
Includes options issued in connection with the acquisition of the equity interest in Marshall Wace and its affiliates in November 2015 to increase KKR's ownership interest up to 39.9% in periodic increments. The options are valued using a Monte-Carlo simulation valuation methodology. Key inputs used in this methodology that require estimates include Marshall Wace's dividend yield, assets under management volatility and equity volatility. See Note 4 "Investments."

Notes to Condensed Consolidated Financial Statements (Continued)

The following tables summarize changes in investments and debt obligations reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2018 and 2017, respectively:

	For the Three Months Ended June 30, 2018
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$3,088,411	$5,818,855	$5,258,399	$2,827,433	$1,085,725	$1,801,204	$19,880,027	$5,138,167
Transfers In / (Out) Due to Changes in Consolidation	928,217	—	(4,153,641)	—	—	—	(3,225,424)	(4,045,957)
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	(52,568)	—	—	—	—	—	(52,568)	—
Asset Purchases / Debt Issuances	1,009,109	1,004,128	—	423,588	198,748	93,864	2,729,437	—
Sales / Paydowns	(94,971)	(573,980)	(14,286)	(102,386)	(7,170)	(107,696)	(900,489)	—
Settlements	—	3,325	—	—	—	—	3,325	(3,728)
Net Realized Gains (Losses)	21,078	(1,416)	13,000	(21,991)	(145,902)	(31,823)	(167,054)	—
Net Unrealized Gains (Losses)	173,446	(139,264)	1,042	163,376	122,164	(53,726)	267,038	2,864
Change in Other Comprehensive Income	—	(27,940)	—	—	—	—	(27,940)	—
Balance, End of Period	$5,072,722	$6,083,708	$1,104,514	$3,290,020	$1,253,565	$1,701,823	$18,506,352	$1,091,346

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$193,140	$(140,034)	$1,042	$133,924	$(24,559)	$(74,274)	$89,239	$2,864

	For the Three Months Ended June 30, 2017
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$2,001,204	$3,903,023	$5,426,552	$2,045,587	$593,227	$1,806,381	$15,775,974	$5,313,570
Transfers In / (Out) Due to Changes in Consolidation	—	—	—	—	—	—	—	—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	—	—	—
Asset Purchases / Debt Issuances	394,861	347,036	—	354,950	1,576	208,385	1,306,808	—
Sales / Paydowns	(149,854)	(549,466)	(8,995)	(85,964)	(8,300)	(134,608)	(937,187)	—
Settlements	—	30,200	—	—	—	—	30,200	(8,995)
Net Realized Gains (Losses)	689	(93,386)	—	(61,747)	626	(3,911)	(157,729)	—
Net Unrealized Gains (Losses)	147,598	224,757	29,693	170,593	(15,554)	(104,620)	452,467	28,628
Change in Other Comprehensive Income	—	2,906	—	—	—	—	2,906	—
Balance, End of Period	$2,394,498	$3,865,070	$5,447,250	$2,423,419	$571,575	$1,771,627	$16,473,439	$5,333,203

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$147,598	$127,361	$29,693	$100,146	$(15,554)	$(104,620)	$284,624	$28,628

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Six Months Ended June 30, 2018
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$2,172,290	$5,138,937	$5,353,090	$2,251,267	$1,076,709	$1,760,011	$17,752,304	$5,238,236
Transfers In / (Out) Due to Changes in Consolidation	928,217	—	(4,153,641)	—	—	—	(3,225,424)	(4,045,957)
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	(52,568)	—	—	—	—	—	(52,568)	—
Asset Purchases / Debt Issuances	1,736,735	1,894,241	—	964,486	200,785	158,621	4,954,868	—
Sales / Paydowns	(130,216)	(804,124)	(25,827)	(136,623)	(39,109)	(143,914)	(1,279,813)	—
Settlements	—	(50,500)	—	—	—	—	(50,500)	(15,269)
Net Realized Gains (Losses)	36,390	10,165	13,000	(13,637)	(136,554)	(22,931)	(113,567)	—
Net Unrealized Gains (Losses)	381,874	(61,549)	(82,108)	224,527	151,734	(49,964)	564,514	(85,664)
Change in Other Comprehensive Income	—	(43,462)	—	—	—	—	(43,462)	—
Balance, End of Period	$5,072,722	$6,083,708	$1,104,514	$3,290,020	$1,253,565	$1,701,823	$18,506,352	$1,091,346

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$401,568	$(53,280)	$(82,108)	$195,075	$10,369	$(63,832)	$407,792	$(85,664)

	For the Six Months Ended June 30, 2017
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$1,559,559	$3,290,361	$5,406,220	$1,807,128	$570,522	$1,767,573	$14,401,363	$5,294,741
Transfers In / (Out) Due to Changes in Consolidation	—	(95,962)	—	—	—	—	(95,962)	—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	(1,496)	(1,496)	—
Asset Purchases / Debt Issuances	824,505	943,898	—	605,228	11,132	223,504	2,608,267	—
Sales / Paydowns	(172,483)	(718,324)	(17,935)	(107,641)	(20,978)	(142,736)	(1,180,097)	—
Settlements	—	19,125	—	—	—	—	19,125	(17,935)
Net Realized Gains (Losses)	689	(102,629)	—	(58,687)	626	(23,441)	(183,442)	—
Net Unrealized Gains (Losses)	182,228	504,796	58,965	177,391	10,273	(51,777)	881,876	56,397
Change in Other Comprehensive Income	—	23,805	—	—	—	—	23,805	—
Balance, End of Period	$2,394,498	$3,865,070	$5,447,250	$2,423,419	$571,575	$1,771,627	$16,473,439	$5,333,203

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$182,228	$407,400	$58,965	$106,944	$10,273	$(51,777)	$714,033	$56,397

Notes to Condensed Consolidated Financial Statements (Continued)

Total realized and unrealized gains and losses recorded for Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations.

The following table summarizes the fair value transfers between fair value levels for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investments, at fair value:
Transfers from Level III to Level I (1)	$52,568	$—	$52,568	$1,496

(1)	Transfers out of Level III into Level I are attributable to companies that are valued using their publicly traded market price.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments and debt obligations that are measured at fair value and categorized within Level III as of June 30, 2018:

	Fair Value June 30, 2018		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$5,072,722

Private Equity	$3,057,726		Inputs to market comparables and discounted cash flow	Illiquidity Discount	5.7%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	29.0%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	71.0%	50.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.0x	7.7x - 34.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	13.8x	6.1x - 21.3x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.5%	6.3% - 13.9%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	12.0x	5.2x - 13.5x	Increase

Growth Equity	$2,014,996		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	11.5%	10.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	21.0%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	14.3%	0.0% - 75.0%	(5)
				Weight Ascribed to Milestones	64.7%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	53.7%	40.0% - 80.0%	Increase
				Downside	20.0%	5.0% - 30.0%	Decrease
				Upside	26.3%	10.0% - 45.0%	Increase

Credit	$6,083,708		Yield Analysis	Yield	10.1%	3.6% - 36.2%	Decrease
				Net Leverage	2.0x	0.5x - 22.8x	Decrease
				EBITDA Multiple	9.6x	0.1x - 31.1x	Increase

Investments of Consolidated CFEs	$1,104,514	(9)
Debt Obligations of Consolidated CFEs	$1,091,346		Discounted cash flow	Yield	6.8%	2.3% - 16.5%	Decrease

Real Assets	$3,290,020	(10)

Energy	$1,906,473		Discounted cash flow	Weighted Average Cost of Capital	10.5%	9.4% - 14.7%	Decrease
				Average Price Per BOE (8)	$48.32	$43.21 - $50.09	Increase

Notes to Condensed Consolidated Financial Statements (Continued)

	Fair Value June 30, 2018		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Real Estate	$1,162,410		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	38.6%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	61.4%	0.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	6.0%	1.1% - 12.0%	Decrease
			Discounted cash flow	Unlevered Discount Rate	8.7%	4.5% - 18.0%	Decrease

Equity Method - Other	$1,253,565		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.6%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	47.2%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	47.2%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	5.6%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.4x	7.7x - 14.8x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.3x	6.1x - 12.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	8.6%	6.2% - 11.4%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.6x	6.0x - 12.5x	Increase

Other Investments	$1,701,823	(11)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.5%	5.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	29.5%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	41.5%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	29.0%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	9.4x	1.6x - 14.1x	Increase
				Enterprise Value/Forward EBITDA Multiple	10.3x	1.2x - 16.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	15.1%	8.2% - 30.7%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	6.9x	5.7x - 8.9x	Increase

(1)
In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. Management has determined that market participants would take these inputs into account when valuing the investments and debt obligations. LTM means last twelve months and EBITDA means earnings before interest, taxes, depreciation and amortization.

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

(8)
The total energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent ("BOE"), is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 91% liquids and 9% natural gas.

(9)	KKR measures CMBS investments on the basis of the fair value of the financial liabilities of the CMBS vehicle. See Note 2 "Summary of Significant Accounting Policies."

Notes to Condensed Consolidated Financial Statements (Continued)

(10)
Includes one Infrastructure investment for $221.1 million that was valued using a discounted cash flow analysis. The significant inputs used included the weighted average cost of capital 7.0% and the enterprise value/LTM EBITDA Exit Multiple 12.0x.

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

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2018	December 31, 2017
Assets
Private Equity	$2,975	$3,744
Credit	4,681,500	4,381,519
Investments of Consolidated CFEs	13,368,099	15,573,203
Real Assets	344,965	343,820
Equity Method - Other	1,568,220	1,384,739
Other Investments	188,465	344,996
Total	$20,154,224	$22,032,021

Liabilities
Debt Obligations of Consolidated CFEs	$12,608,642	$15,586,216
Total	$12,608,642	$15,586,216

The following table presents the net realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$(4,978)	$5,037	$59	$689	$40,133	$40,822
Credit	(124,240)	(21,443)	(145,683)	(169,500)	28,968	(140,532)
Investments of Consolidated CFEs	(51,536)	(36,514)	(88,050)	(3,777)	15,064	11,287
Real Assets	2,976	12,667	15,643	30	40,822	40,852
Equity Method - Other	(145,924)	92,596	(53,328)	626	(23,408)	(22,782)
Other Investments	(13,723)	4,252	(9,471)	(3,346)	(4,471)	(7,817)
Total	$(337,425)	$56,595	$(280,830)	$(175,278)	$97,108	$(78,170)

Liabilities
Debt Obligations of Consolidated CFEs	376	105,804	106,180	35,621	(43,915)	(8,294)
Total	$376	$105,804	$106,180	$35,621	$(43,915)	$(8,294)

	Six Months Ended, June 30, 2018			Six Months Ended, June 30, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$(4,907)	$5,353	$446	$689	$40,495	$41,184
Credit	(153,107)	(18,787)	(171,894)	(408,598)	84,838	(323,760)
Investments of Consolidated CFEs	(78,052)	(84,917)	(162,969)	(4,880)	28,047	23,167
Real Assets	3,404	9,184	12,588	(186)	47,610	47,424
Equity Method - Other	(136,576)	158,689	22,113	626	(3,046)	(2,420)
Other	(9,116)	(3,626)	(12,742)	(22,145)	12,810	(9,335)
Total	$(378,354)	$65,896	$(312,458)	$(434,494)	$210,754	$(223,740)

Liabilities
Debt Obligations of Consolidated CFEs	13,632	199,458	213,090	40,446	(54,973)	(14,527)
Total	$13,632	$199,458	$213,090	$40,446	$(54,973)	$(14,527)

Notes to Condensed Consolidated Financial Statements (Continued)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three and six months ended June 30, 2018 and 2017, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$680,381	$405,646	$850,483	$664,989
Excess of carrying value over consideration transferred on redemption of KFN 7.375% Series A LLC Preferred Shares	—	—	3,102	—
Net Income (Loss) Available to KKR & Co. L.P. Common Unitholders	$680,381	$405,646	$853,585	$664,989

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	510,586,631	466,170,025	499,208,944	459,967,395
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$1.33	$0.87	$1.71	$1.45

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	510,586,631	466,170,025	499,208,944	459,967,395
Weighted Average Unvested Common Units and Other Exchangeable Securities	38,158,867	35,007,398	43,158,376	38,975,899
Weighted Average Common Units Outstanding - Diluted	548,745,498	501,177,423	542,367,320	498,943,294
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$1.24	$0.81	$1.57	$1.33

Weighted Average Common Units Outstanding - Diluted primarily includes unvested equity awards that have been granted under the Equity Incentive Plan as well as exchangeable equity securities issued in connection with the acquisition of Avoca. Vesting or exchanges of these equity interests dilute KKR and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR Group Partnerships.

For the three and six months ended June 30, 2018 and 2017, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted since the exchange of these units would not dilute KKR's respective ownership interests in the KKR Group Partnerships.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted Average KKR Holdings Units Outstanding	319,040,229	346,473,324	326,984,091	349,513,066

Additionally, for the three and six months ended June 30, 2018, 5.0 million KKR common units subject to a market price-based vesting condition ("Market Condition Awards") were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted since the vesting conditions have not been satisfied. See Note 12 "Equity Based Compensation."

Notes to Condensed Consolidated Financial Statements (Continued)

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	June 30, 2018	December 31, 2017
Unsettled Investment Sales (1)	$175,010	$134,781
Receivables	42,415	138,109
Due from Broker (2)	403,810	682,403
Oil & Gas Assets, net (3)	227,476	252,371
Deferred Tax Assets, net	92,794	131,944
Interest Receivable	230,135	189,785
Fixed Assets, net (4)	401,363	364,203
Foreign Exchange Contracts and Options (5)	98,058	96,584
Intangible Assets, net (6)	11,399	129,178
Goodwill (7)	83,500	83,500
Derivative Assets	70,113	85,074
Deposits	7,598	16,330
Prepaid Taxes	80,775	83,371
Prepaid Expenses	21,315	25,677
Deferred Financing Costs	7,255	7,534
Other	100,874	110,231
Total	$2,053,890	$2,531,075

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization amounted to $6,468 and $7,233 for the three months ended June 30, 2018 and 2017, respectively, and $13,545 and $13,097 for the six months ended June 30, 2018 and 2017, respectively.

(4)
Net of accumulated depreciation and amortization of $164,352 and $156,859 as of June 30, 2018 and December 31, 2017, respectively. Depreciation and amortization expense of $3,775 and $3,867 for the three months ended June 30, 2018 and 2017, respectively, and $7,484 and $8,064 for the six months ended June 30, 2018 and 2017, respectively, is included in General, Administrative and Other in the accompanying condensed consolidated statements of operations.

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

(6)
Net of accumulated amortization of $62,609 and $61,348 as of June 30, 2018 and December 31, 2017, respectively. Amortization expense of $1,317 and $5,062 for the three months ended June 30, 2018 and 2017, respectively, and $6,347 and $11,428 for the six months ended June 30, 2018 and 2017, respectively, is included in General, Administrative and Other in the accompanying condensed consolidated statements of operations.

(7)	As of June 30, 2018, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.

Notes to Condensed Consolidated Financial Statements (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2018	December 31, 2017
Amounts Payable to Carry Pool (1)	$1,242,835	$1,220,559
Unsettled Investment Purchases (2)	1,240,808	885,945
Securities Sold Short (3)	486,655	692,007
Derivative Liabilities	44,464	69,381
Accrued Compensation and Benefits	217,635	35,953
Interest Payable	182,230	168,673
Foreign Exchange Contracts and Options (4)	144,872	260,948
Accounts Payable and Accrued Expenses	113,670	152,916
Deferred Rent	15,094	17,441
Taxes Payable	24,352	35,933
Uncertain Tax Positions Reserve	58,369	58,369
Other Liabilities	282,848	56,125
Total	$4,053,832	$3,654,250

(1)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

Investments in Unconsolidated Investment Funds

KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest, which was approximately $4.2 billion at June 30, 2018. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of June 30, 2018, KKR's commitments to these unconsolidated investment funds was $1.9 billion. KKR has not provided any financial support other than its obligated amount as of June 30, 2018.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR's investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the condensed consolidated statements of financial condition. KKR earns management fees, including subordinated collateral management fees, for managing the collateral of the CLO vehicles. As of June 30, 2018, combined assets under management in the pools of unconsolidated CLO vehicles were $0.5 billion. KKR's maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $27.0 million as of June 30, 2018. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

As of June 30, 2018 and December 31, 2017, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	June 30, 2018	December 31, 2017
Investments	$4,275,032	$4,417,003
Due from (to) Affiliates, net	322,815	176,131
Maximum Exposure to Loss	$4,597,847	$4,593,134

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

KKR's borrowings consisted of the following:

	June 30, 2018				December 31, 2017
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	451,723	—	—		487,656	—	—
KCM Short-Term Credit Agreement	750,000	—	—		750,000	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (1)	—	498,682	532,755	(14)	—	498,390	549,000	(14)
KKR Issued 5.500% Notes Due 2043 (2)	—	491,667	527,405	(14)	—	491,496	580,000	(14)
KKR Issued 5.125% Notes Due 2044 (3)	—	990,557	1,017,580	(14)	—	990,375	1,107,100	(14)
KKR Issued 0.509% Notes Due 2023 (4)	—	224,693	225,723	(14)	—	—	—
KKR Issued 0.764% Notes Due 2025 (5)	—	44,556	45,139	(14)	—	—	—
KKR Issued 1.595% Notes Due 2038 (6)	—	92,013	93,379	(14)	—	—	—
KFN Issued 5.500% Notes Due 2032 (7)	—	493,325	506,454		—	493,129	505,235
KFN Issued 5.200% Notes Due 2033 (8)	—	118,230	117,980		—	—	—
KFN Issued 5.400% Notes Due 2033 (9)	—	68,636	70,248		—	—	—
KFN Issued Junior Subordinated Notes (10)	—	231,471	209,526		—	236,038	201,828
Other Consolidated Debt Obligations:
Fund Financing Facilities and Other (11)	1,726,052	4,109,911	4,109,911	(15)	2,056,096	2,898,215	2,898,215	(15)
CLO Senior Secured Notes (12)	—	11,127,365	11,127,365		—	10,055,686	10,055,686
CLO Subordinated Notes (12)	—	389,931	389,931		—	292,294	292,294
CMBS Debt Obligations (13)	—	1,091,346	1,091,346		—	5,238,236	5,238,236
	$3,927,775	$19,972,383	$20,064,742		$4,293,752	$21,193,859	$21,427,594

(1)
$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $0.9 million and $1.0 million as of June 30, 2018 and December 31, 2017, respectively.

(2)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $3.6 million and $3.7 million as of June 30, 2018 and December 31, 2017.

(3)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of (i) unamortized note discount (net of premium) and (ii) unamortized debt issuance costs of $8.2 million and $8.3 million as of June 30, 2018 and December 31, 2017, respectively.

(4)
¥25 billion (or $226.0 million) aggregate principal amount of 0.509% senior notes of KKR due 2023. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.3 million as of June 30, 2018. These senior notes are denominated in Japanese Yen ("JPY").

(5)
¥5.0 billion (or $45.2 million) aggregate principal amount of 0.764% senior notes of KKR due 2025. Borrowing outstanding is presented net of unamortized debt issuance costs of $0.6 million as of June 30, 2018. These senior notes are denominated in JPY.

(6)
¥10.3 billion (or $93.1 million) aggregate principal amount of 1.595% senior notes of KKR due 2038. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.1 million as of June 30, 2018. These senior notes are denominated in JPY.

Notes to Condensed Consolidated Financial Statements (Continued)

(7)
KKR consolidates KFN and thus reports KFN's outstanding $500.0 million aggregate principal amount of 5.500% senior notes due 2032. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $4.5 million and $4.7 million as of June 30, 2018 and December 31, 2017, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(8)
KKR consolidates KFN and thus reports KFN's outstanding $120.0 million aggregate principal amount of 5.200% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.8 million as of June 30, 2018. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(9)
KKR consolidates KFN and thus reports KFN's outstanding $70.0 million aggregate principal amount of 5.400% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.4 million as of June 30, 2018. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(10)
KKR consolidates KFN and thus reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 4.8% and 3.8% and the weighted average years to maturity is 18.3 years and 19.0 years as of June 30, 2018 and December 31, 2017, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(11)
Certain of KKR's consolidated investment funds have entered into financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners. The weighted average interest rate is 4.6% and 4.2% as of June 30, 2018 and December 31, 2017, respectively. In addition, the weighted average years to maturity is 3.4 years and 3.6 years as of June 30, 2018 and December 31, 2017, respectively.

(12)	CLO debt obligations are carried at fair value and are classified as Level II within the fair value hierarchy. See Note 5 "Fair Value Measurements."

(13)	CMBS debt obligations are carried at fair value and are classified as Level III within the fair value hierarchy. See Note 5 "Fair Value Measurements."

(14)	The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.

(15)	Carrying value approximates fair value given the fund financing facilities' interest rates are variable.

Revolving Credit Facilities

KCM Credit Agreement

As of June 30, 2018 and December 31, 2017, no amounts were outstanding under the KCM Credit Agreement, however various letters of credit were outstanding in the amount of $48.3 million and $12.3 million, respectively, which reduce the overall capacity of the KCM Credit Agreement.
KCM Short-Term Credit Agreement

On June 28, 2018, KKR Capital Markets Holdings L.P. and certain other capital market subsidiaries of KKR & Co. L.P. (collectively, the “KCM Borrowers”) entered into a 364-day revolving credit agreement (the “KCM Revolver Agreement”) with Mizuho Bank, Ltd., as administrative agent. The KCM Revolver Agreement provides for revolving borrowings of up to $750 million, expires on June 27, 2019, and ranks pari passu with the existing $500 million credit facility provided by them for KKR's capital markets business. The prior 364-day revolving credit agreement, dated as of June 29, 2017, between the KCM Borrowers and Mizuho Bank, Ltd., as administrative agent, expired according to its terms on June 28, 2018. Borrowings under the KCM Revolver Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR’s capital markets business. Obligations under the KCM Revolver Agreement are limited to the KCM Borrowers, which are solely entities involved in KKR’s capital markets business, and liabilities under the KCM Revolver Agreement are non-recourse to other parts of KKR.

If a borrowing is made under the KCM Revolver Agreement, the interest rate will vary depending on the type of drawdown requested. If the borrowing is a Eurocurrency loan, it will be based on a LIBOR rate plus an applicable margin ranging between 1.25% and 2.50%, depending on the duration of the loan. If the borrowing is an ABR loan, it will be based on a base rate plus an applicable margin ranging between 0.25% and 1.50%, depending on the duration of the loan. A facility fee of 0.20% is also payable on the entire facility amount.

The KCM Revolver Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including a financial covenant providing for a maximum debt to equity ratio for the KCM Borrowers. The KCM Borrowers’ obligations under the KCM Revolver Agreement are secured by certain assets of the KCM Borrowers, including a pledge of equity interests of certain subsidiaries of the KCM Borrowers.

Notes to Condensed Consolidated Financial Statements (Continued)

Notes Issuances

KKR Issued 0.509% Senior Notes Due 2023, 0.764% Senior Notes Due 2025, and 1.595% Senior Notes Due 2038

On March 23, 2018, KKR Group Finance Co. IV LLC ("KKR Group Finance IV"), an indirect subsidiary of KKR & Co. L.P., completed the offering of ¥40.3 billion, aggregate principal amount of its (i) ¥25.0 billion 0.509% Senior Notes due 2023 (the "2023 Notes"), (ii) ¥5.0 billion 0.764% Senior Notes due 2025 (the "2025 Notes") and (iii) ¥10.3 billion 1.595% Senior Notes due 2038 (the "2038 Notes" and, together with the 2023 Notes and the 2025 Notes, the "JPY Notes"). The JPY Notes are guaranteed by KKR & Co. L.P. and KKR Management Holdings L.P., KKR Fund Holdings L.P. and KKR International Holdings L.P., each an indirect subsidiary of KKR & Co. L.P. (collectively with KKR & Co. L.P., the "Guarantors").

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

The indenture, as supplemented by the first supplemental indenture, related to the JPY Notes includes covenants, including limitations on KKR Group Finance IV's and the Guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding JPY Notes may declare the JPY Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the JPY Notes and any accrued and unpaid interest on the JPY Notes automatically become due and payable. KKR Group Finance IV may redeem the JPY Notes at its option, in whole but not in part, at a redemption price equal to 100% of the principal amount of the JPY Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date fixed for redemption, at any time, in the event of certain changes affecting taxation as provided in the JPY Indenture.

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

Notes to Condensed Consolidated Financial Statements (Continued)

KFN Issued 5.400% Notes Due 2033

On May 23, 2018, KFN issued $70.0 million aggregate principal amount of 5.400% Senior Notes due 2033 (the "KFN 5.400% Senior Notes"). The KFN 5.400% Senior Notes are unsecured and unsubordinated obligations of KFN, which do not provide for recourse to KKR beyond the assets of KFN. The KFN 5.400% Senior Notes are not guaranteed by the Guarantors. The KFN 5.400% Senior Notes will mature on May 23, 2033, unless earlier redeemed or repurchased. The KFN 5.400% Senior Notes bear interest at a rate of 5.400% per annum, accruing from May 23, 2018. Interest is payable semi-annually in arrears on May 23 and November 23 of each year.

The indenture, as supplemented by a second supplemental indenture, relating to the KFN 5.400% Senior Notes includes covenants, including (i) limitations on KFN's ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of certain of its subsidiaries or merge, consolidate or sell, transfer or lease assets, (ii) requirements that KFN maintain a minimum Consolidated Net Worth (as defined in the indenture) and (iii) requirements that KFN maintain minimum Cash and Liquid Investments (as defined in the indenture). The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding KFN 5.400% Senior Notes may declare the KFN 5.400% Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the KFN 5.400% Senior Notes and any accrued and unpaid interest on the KFN 5.400% Senior Notes automatically becomes due and payable.

Beginning on May 23, 2023, KFN may redeem the KFN 5.400% Senior Notes in whole, but not in part, at KFN's option, at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. At any time prior to May 23, 2023, KFN may redeem the KFN 5.400% Senior Notes in whole, but not in part, at KFN's option at any time, at a "make-whole" redemption price set forth in the KFN 5.400% Senior Notes. If a change of control occurs, the KFN 5.400% Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the KFN 5.400% Senior Notes repurchased plus any accrued and unpaid interest on the KFN 5.400% Senior Notes repurchased to, but not including, the date of repurchase.

Other Consolidated Debt Obligations

Debt Obligations of Consolidated CFEs

As of June 30, 2018, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$11,127,365	3.2%	11.7
Subordinated Notes of Consolidated CLOs	389,931	(1)	12.1
Debt Obligations of Consolidated CMBS Vehicles	1,091,346	4.0%	30.3
	$12,608,642

(1)
The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of June 30, 2018, the fair value of the consolidated CFE assets was $14.4 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of June 30, 2018. KKR is in compliance with its debt covenants in all material respects as of June 30, 2018.

Notes to Condensed Consolidated Financial Statements (Continued)

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

The effective tax rates were 3.75% and 2.09% for the three months ended June 30, 2018 and 2017, respectively, and 3.50% and 3.42% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties; (ii) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain entities that are not subject to U.S. federal, state or local income taxes and/or non-U.S. taxes and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

On December 22, 2017, the 2017 Tax Act was enacted in the United States, which instituted fundamental changes to the taxation of multinational businesses. During the year ended December 31, 2017, the Company estimated that $96.4 million of deferred tax expense, recorded in connection with the remeasurement of certain deferred tax assets and liabilities at the reduced U.S. federal tax rate, and $1.5 million of expense, net of the reversal of the deferred tax liability related to unremitted foreign earnings, recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate in accordance with Staff Accounting Bulletin 118 ("SAB 118"). As of June 30, 2018, the Company has not completed the accounting for the effects of the 2017 Tax Act and there have been no material changes to our estimated amounts. Accordingly, there has been no change to the provisional amounts previously recorded and there is no impact to the effective tax rate for such provisional amounts for the three and six months ended June 30, 2018.

During the three and six months ended June 30, 2018, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

Notes to Condensed Consolidated Financial Statements (Continued)

12. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity-based compensation for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Equity Incentive Plan Units	$58,198	$44,976	$125,994	$94,919
KKR Holdings Principal Awards	29,195	27,268	56,477	72,247
Total (1)	$87,393	$72,244	$182,471	$167,166

(1)
Includes $2,828 and $7,092 of equity based charges for the three and six months ended June 30, 2018 related to employees of equity method investees. Such amounts are included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

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

Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. L.P. common units on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested units. Beginning with the financial results reported for the first quarter of 2017, KKR's distribution policy has been to make equal quarterly distributions to common unitholders of $0.17 per common unit per quarter or $0.68 per year. Therefore, for units granted on or after January 1, 2017, the discount for lack of participation rights in the expected distributions on unvested units was based on the $0.68 annual distribution. See Note 18 "Subsequent Events" for an update to KKR's distribution policy. KKR has made equal quarterly distributions to holders of its common units of $0.16 per common unit per quarter or $0.64 per year in respect of financial results reported for the first quarter of 2016 through the fourth quarter of 2016. Accordingly, for units granted subsequent to December 31, 2015 but before January 1, 2017, the discount for the lack of participation rights in the expected distributions on unvested units was based on the $0.64 annual distribution. The discount range for awards granted prior to December 31, 2015 was based on management's estimates of future distributions that the unvested equity awards would not be entitled to receive between the grant date and the vesting date which ranged from 8% to 56%.

Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 7% annually based upon expected turnover by class of recipient.

Notes to Condensed Consolidated Financial Statements (Continued)

Market Condition Awards

On November 2, 2017, KKR's Co-Presidents and Co-Chief Operating Officers were each granted 2.5 million KKR common units subject to a market price-based vesting condition ("Market Condition Awards"). These units were granted under the Equity Incentive Plan. All of such units will vest upon the market price of KKR common units reaching and maintaining a closing market price of $40 per unit for 10 consecutive trading days on or prior to December 31, 2022, subject to the employee's continued service to the time of such vesting. If the $40 price target is not achieved by the close of business on December 31, 2022, the unvested Market Condition Awards will be automatically canceled and forfeited. These Market Condition Awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting. Due to the existence of the market condition, the vesting period for the Market Condition Awards is not explicit, and as such, compensation expense will be recognized over the period derived from the valuation technique used to estimate the grant-date fair value of the award (the "Derived Vesting Period").

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
As of June 30, 2018, there was approximately $15.7 million of estimated unrecognized compensation expense related to unvested Market Condition Awards and such awards did not meet their market-price based vesting condition.

As of June 30, 2018, there was approximately $435.8 million of total estimated unrecognized expense related to unvested awards, including Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2018	$105.6
2019	167.3
2020	112.1
2021	39.0
2022	10.9
2023	0.9
Total	$435.8

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the status of unvested awards granted under the Equity Incentive Plan, excluding Market Condition Awards as described above, from January 1, 2018 through June 30, 2018 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	46,422,733	$14.98
Granted	1,620,205	19.91
Vested	(10,242,743)	13.65
Forfeitures	(1,539,560)	13.79
Balance, June 30, 2018	36,260,635	$15.63

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.5 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
October 1, 2018	5,817,507
April 1, 2019	9,314,434
October 1, 2019	4,487,128
April 1, 2020	6,523,676
October 1, 2020	3,443,008
April 1, 2021	3,353,555
October 1, 2021	1,976,345
April 1, 2022	116,532
October 1, 2022	1,137,278
October 1, 2023	91,172
36,260,635

KKR Holdings Awards

KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of June 30, 2018 and 2017, KKR Holdings owned approximately 36.7% or 304,107,762 units and 42.2% or 342,993,993 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. All of the KKR Holdings units (except for less than 0.2% of the outstanding KKR Holdings units) have been granted as of June 30, 2018.

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

KKR Holdings Awards give rise to equity-based compensation in the consolidated statements of operations based on the grant-date fair value of the award discounted for the lack of participation rights in the expected distributions on unvested units. Beginning with the financial results reported for the first quarter of 2017, KKR's distribution policy has been to make quarterly distributions to common unitholders of $0.17 per common unit per quarter or $0.68 per year. Therefore, for awards granted on or after January 1, 2017, the discount for lack of participation rights in the expected distributions on unvested units is based on the $0.68 annual distribution. See Note 18 "Subsequent Events" for an update to KKR's distribution policy. KKR has made equal quarterly distributions to holders of its common units of $0.16 per common unit per quarter or $0.64 per year in respect of financial results reported for the first quarter of 2016 through the fourth quarter of 2016. Accordingly, for awards granted subsequent to December 31, 2015 but before January 1, 2017, the discount for the lack of participation rights in the expected distributions on unvested units was based on the $0.64 annual distribution.

Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 7% annually based on expected turnover by class of recipient.

As of June 30, 2018, there was approximately $306.6 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2018	$49.9
2019	96.1
2020	87.9
2021	47.4
2022	25.3
Total	$306.6

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2018 through June 30, 2018 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	30,848,583	$14.42
Granted	450,000	20.90
Vested	(4,524,590)	13.37
Forfeitures	(680,000)	11.99
Balance, June 30, 2018	26,093,993	$14.78

The weighted average remaining vesting period over which unvested awards are expected to vest is 2.3 years.

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
October 1, 2018	1,970,000
April 1, 2019	229,514
May 1, 2019	3,680,000
October 1, 2019	2,455,000
April 1, 2020	124,479
May 1, 2020	3,680,000
October 1, 2020	2,940,000
May 1, 2021	3,680,000
October 1, 2021	3,425,000
October 1, 2022	3,910,000
26,093,993

13. RELATED PARTY TRANSACTIONS

Due from Affiliates consists of:

	June 30, 2018	December 31, 2017
Amounts due from portfolio companies	$107,149	$129,594
Amounts due from unconsolidated investment funds	497,120	415,907
Amounts due from related entities	10,323	8,848
Due from Affiliates	$614,592	$554,349

Due to Affiliates consists of:

	June 30, 2018	December 31, 2017
Amounts due to KKR Holdings in connection with the tax receivable agreement	$84,954	$84,034
Amounts due to unconsolidated investment funds	174,305	239,776
Due to Affiliates	$259,259	$323,810

Notes to Condensed Consolidated Financial Statements (Continued)

14. SEGMENT REPORTING

KKR operates through one operating and reportable segment. This single reportable segment reflects how the chief operating decision makers allocate resources and assess performance under KKR's "one-firm approach," which includes operating collaboratively across business lines, with predominantly a single expense pool.

These segment financial results represent the combined financial results of the KKR Group Partnerships as a whole. KKR’s segment reporting is presented prior to giving effect to the allocation of income (loss) between KKR & Co. L.P. and KKR Holdings L.P. and as such represents the business in total. In addition, KKR’s segment reporting is presented without giving effect to the consolidation of the investment funds and CFEs that KKR manages as well as other consolidated entities that are not subsidiaries of KKR & Co. L.P. The segment measures used in KKR’s segment reporting, including segment revenues, segment expenses, after-tax distributable earnings and segment assets, are used by management in making operational and resource deployment decisions as well as assessing the overall performance of KKR’s business.

After-Tax Distributable Earnings

After-tax distributable earnings is a measure of KKR’s earnings on a segment basis excluding mark-to-market gains (losses). Starting with the second quarter of 2018, it is defined as the amount of realized earnings of KKR that would be available for distribution to common unitholders for a given reporting period, after deducting equity-based compensation. KKR revised the definition of after-tax distributable earnings starting in the second quarter of 2018, because it currently reflects how the chief operating decision makers allocate resources and assess performance of KKR’s business. KKR believes that after-tax distributable earnings is useful to unitholders as it aligns KKR’s net realization performance with the manner in which KKR receives its revenues and determines the compensation of its employees. After-tax distributable earnings does not represent and is not used to calculate actual dividends under KKR’s distribution policy. Historically, equity-based compensation expense relating to the Equity Incentive Plan was not reflected in our calculation of after-tax distributable earnings. Under KKR’s current segment presentation, equity-based compensation expense is included in after-tax distributable earnings as a component of compensation expense in order to reflect the dilutive nature of these non-cash equity-based awards. For comparability, after-tax distributable earnings for the comparable prior periods have been calculated using this new definition.

Modification of Segment Information
In connection with a change to KKR's chief operating decision makers, KKR's management has reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. Effective with the three months ended June 30, 2018, the items detailed below have changed with respect to the preparation of the reports used by KKR's chief operating decision makers. As a result, KKR has modified the presentation of its segment financial information effective as of and for the three months ended June 30, 2018, with retrospective application to all prior periods presented.
        The most significant changes between KKR's current segment presentation and its previous segment presentation reported prior to the three months ended June 30, 2018, are as follows:

•
After-tax Distributable Earnings - After-tax distributable earnings is the performance measure for KKR's profitability and is used by management in making operational and resource deployment decisions since after-tax distributable earnings aligns KKR's net realized performance with the manner in which KKR receives its revenues and determines the compensation of its employees. Previously, economic net income was a key performance measure. The key distinction between after-tax distributable earnings and economic net income is that after-tax distributable earnings reflects the earnings of KKR excluding mark-to-market gains (losses).

•
Single Reportable Segment - KKR operates through one operating and reportable segment as the chief operating decision makers assess performance of and allocate resources to all of its business lines on a collective basis. These performance assessments and resource allocation decisions are based both on individual and group performance and on broad considerations reflecting KKR's "one-firm approach," which includes operating collaboratively across business lines with predominantly a single expense pool. Historically, KKR operated as four reportable segments.

•
Elimination of Expense Allocation Process - In previous periods, certain expenses were allocated among four historical reportable segments. Effective with the three months ended June 30, 2018, for the reasons discussed above, a majority of our expenses, namely compensation expense and interest expense, are not specifically allocated among our business lines. Accordingly, KKR has eliminated the expense allocation process that was used in prior periods.

Notes to Condensed Consolidated Financial Statements (Continued)

•
Inclusion of Equity Based Compensation in After-tax Distributable Earnings - Historically, equity-based compensation expense relating to the Equity Incentive Plan was not reflected in our calculation of after-tax distributable earnings. Under KKR's current segment presentation, equity-based compensation expense is included in after-tax distributable earnings as a component of compensation expense in order to reflect the dilutive nature of these non-cash equity-based awards. For comparability, after-tax distributable earnings for the comparable prior periods have been calculated using this new definition in this report.

•
Interest Expense Excluded from Segment Revenues - Historically, KKR's interest expense on its debt capital was allocated entirely to the Principal Activities business line (one of the four historical reportable segments) as a reduction of investment income. As such, interest expense was included as a reduction to total segment revenues. Under KKR's current segment presentation, interest expense is not allocated among its business lines, as its debt capital supports KKR's entire business and not just the Principal Activities business line. As such, KKR's current segment presentation excludes interest expense from total segment revenues.

        In connection with these modifications, segment information as of and for the three and six months ended June 30, 2017 has been presented in this Quarterly Report on Form 10-Q to conform to KKR's current segment presentation for comparability purposes. Consequently, this information will be different from the historical segment financial results previously reported by KKR in its reports filed with the SEC.

Notes to Condensed Consolidated Financial Statements (Continued)

The following tables set forth information regarding KKR's segment results.

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Segment Revenues
Fees and Other, Net
Management Fees	$261,450	$229,569	$513,035	$437,853
Transaction Fees	163,925	156,465	320,770	399,500
Monitoring Fees	25,394	30,510	42,924	43,730
Fee Credits	(53,021)	(51,384)	(96,795)	(140,401)
Total Fees and Other, Net	397,748	365,160	779,934	740,682

Realized Performance Income (Loss)
Carried Interest	342,089	264,668	544,644	470,872
Incentive Fees	17,651	2,624	34,058	4,310
Total Realized Performance Income (Loss)	359,740	267,292	578,702	475,182

Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	97,480	7,180	105,355	86,631
Interest Income and Dividends	71,228	67,836	143,805	124,718
Total Realized Investment Income (Loss)	168,708	75,016	249,160	211,349
Total Segment Revenues	$926,196	$707,468	$1,607,796	$1,427,213

Segment Expenses
Compensation and Benefits (2)	368,562	292,415	669,042	569,860
Occupancy and Related Charges	14,665	13,407	28,248	27,776
Other Operating Expenses (3)	63,561	53,069	121,466	106,567
Total Segment Expenses	$446,788	$358,891	$818,756	$704,203

Segment Operating Earnings	479,408	348,577	789,040	723,010

Interest Expense	45,474	47,026	95,666	88,735
Preferred Dividends	8,341	8,341	16,682	16,682
Income (Loss) Attributable to Noncontrolling Interests	1,082	1,180	2,285	2,764
Income Taxes Paid	19,820	15,084	33,988	41,359
After-tax Distributable Earnings	$404,691	$276,946	$640,419	$573,470

Total Segment Assets	$17,476,683	$15,000,669	$17,476,683	$15,000,669

(1)
Given the extraordinary nature of the Conversion, the reported segment financial results for the three and six months ended June 30, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

(2)
Includes equity-based compensation of $58,198 and $44,976 for the three months ended June 30, 2018 and 2017, respectively, and $125,994 and $94,919 for the six months ended June 30, 2018 and 2017, respectively.

(3)	For the three and six months ended June 30, 2018, excludes approximately $11.5 million of non-recurring costs in connection with the Conversion.

Notes to Condensed Consolidated Financial Statements (Continued)

KKR's business lines are differentiated primarily by their business objectives, investment strategies and sources of revenue, and are summarized below.

Through KKR's Private Markets business line, KKR manages and sponsors private equity funds and co-investment vehicles, which invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to its traditional private equity funds, KKR sponsors investment funds that invest in growth equity and core equity investments. KKR also manages and sponsors investment funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate.

Through KKR's Public Markets business line, KKR operates its combined credit and hedge funds platforms. KKR's credit platform invests capital in leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and alternative credit strategies including special situations and private credit opportunities, such as direct lending and private opportunistic credit investment strategies. KKR's hedge funds platform consists of strategic manager partnerships with third-party hedge fund managers in which KKR owns a minority stake.

KKR's Capital Markets business line supports the firm, portfolio companies, and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings and providing other types of capital markets services.

Through KKR's Principal Activities business line, KKR manages the firm's assets and deploys capital to support and grow its business lines including making capital commitments as general partner to its funds, to seed new business strategies or investments for new funds or to bridge capital selectively for its funds' investments. The Principal Activities business line also provides the required capital to fund the various commitments of KKR's Capital Markets business line or to meet regulatory capital requirements.

Notes to Condensed Consolidated Financial Statements (Continued)

The following tables provide KKR's segment revenues on a disaggregated basis by business line for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$156,295	$105,155	$—	$—	$261,450
Transaction Fees	48,567	10,673	104,685	—	163,925
Monitoring Fees	25,394	—	—	—	25,394
Fee Credits	(43,249)	(9,772)	—	—	(53,021)
Total Fees and Other, Net	187,007	106,056	104,685	—	397,748

Realized Performance Income (Loss)
Carried Interest	342,089	—	—	—	342,089
Incentive Fees	—	17,651	—	—	17,651
Total Realized Performance Income (Loss)	342,089	17,651	—	—	359,740

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	97,480	97,480
Interest Income and Dividends	—	—	—	71,228	71,228
Total Realized Investment Income (Loss)	—	—	—	168,708	168,708
Total	$529,096	$123,707	$104,685	$168,708	$926,196

	Three Months Ended June 30, 2017
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$142,253	$87,316	$—	$—	$229,569
Transaction Fees	37,252	25,515	93,698	—	156,465
Monitoring Fees	30,510	—	—	—	30,510
Fee Credits	(31,750)	(19,634)	—	—	(51,384)
Total Fees and Other, Net	178,265	93,197	93,698	—	365,160

Realized Performance Income (Loss)
Carried Interest	264,668	—	—	—	264,668
Incentive Fees	—	2,624	—	—	2,624
Total Realized Performance Income (Loss)	264,668	2,624	—	—	267,292

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	7,180	7,180
Interest Income and Dividends	—	—	—	67,836	67,836
Total Realized Investment Income (Loss)	—	—	—	75,016	75,016
Total	$442,933	$95,821	$93,698	$75,016	$707,468

Notes to Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2018
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$314,485	$198,550	$—	$—	$513,035
Transaction Fees	95,256	13,231	212,283	—	320,770
Monitoring Fees	42,924	—	—	—	42,924
Fee Credits	(84,592)	(12,203)	—	—	(96,795)
Total Fees and Other, Net	368,073	199,578	212,283	—	779,934

Realized Performance Income (Loss)
Carried Interest	544,644	—	—	—	544,644
Incentive Fees	—	34,058	—	—	34,058
Total Realized Performance Income (Loss)	544,644	34,058	—	—	578,702

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	105,355	105,355
Interest Income and Dividends	—	—	—	143,805	143,805
Total Realized Investment Income (Loss)	—	—	—	249,160	249,160
Total	$912,717	$233,636	$212,283	$249,160	$1,607,796

	Six Months Ended June 30, 2017
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$265,765	$172,088	$—	$—	$437,853
Transaction Fees	155,134	29,571	214,795	—	399,500
Monitoring Fees	43,730	—	—	—	43,730
Fee Credits	(117,400)	(23,001)	—	—	(140,401)
Total Fees and Other, Net	347,229	178,658	214,795	—	740,682

Realized Performance Income (Loss)
Carried Interest	470,872	—	—	—	470,872
Incentive Fees	—	4,310	—	—	4,310
Total Realized Performance Income (Loss)	470,872	4,310	—	—	475,182

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	86,631	86,631
Interest Income and Dividends	—	—	—	124,718	124,718
Total Realized Investment Income (Loss)	—	—	—	211,349	211,349
Total	$818,101	$182,968	$214,795	$211,349	$1,427,213

Notes to Condensed Consolidated Financial Statements (Continued)

The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's segment information:
Revenues

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total GAAP Revenues	$971,620	$1,015,800	$1,444,226	$1,783,555
Add: Management Fees - Consolidated Funds and Other	101,431	54,072	166,027	101,964
Deduct: Fee Credits - Consolidated Funds	18,174	2,707	32,895	3,646
Deduct: Capital Allocation-Based Income (GAAP)	557,774	635,015	635,986	1,022,591
Add: Segment Realized Carried Interest	342,089	264,668	544,644	470,872
Add: Segment Realized Investment Income (Loss)	168,708	75,016	249,160	211,349
Deduct: Revenue Earned by Other Consolidated Entities	31,128	28,290	56,593	54,665
Deduct: Expense Reimbursements	50,576	36,076	70,787	59,625
Total Segment Revenues	$926,196	$707,468	$1,607,796	$1,427,213

Expenses

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total GAAP Expenses	$675,050	$629,728	$1,111,651	$1,169,742
Deduct: Equity-based and Other Compensation - KKR Holdings L.P.	29,247	42,964	61,942	104,057
Deduct: Segment Unrealized Performance Income Compensation	67,092	119,774	23,969	176,988
Deduct: Amortization of Intangibles	1,317	5,062	6,347	11,428
Deduct: Reimbursable Expenses	56,312	43,438	82,405	72,237
Deduct: Operating Expenses relating to Other Consolidated Entities	53,114	44,093	97,423	77,873
Deduct: One-time Non-recurring Costs (1)	11,501	—	11,501	—
Add: Other	(9,679)	(15,506)	(9,308)	(22,956)
Total Segment Expenses	$446,788	$358,891	$818,756	$704,203

(1) Represents non-recurring costs in connection with the Conversion.

Notes to Condensed Consolidated Financial Statements (Continued)

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
GAAP Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$680,381	$405,646	$850,483	$664,989

Add: Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	449,859	305,280	570,861	521,712
Add: Equity-based and Other Compensation - KKR Holdings L.P.	29,247	42,964	61,942	104,057
Add: Amortization of Intangibles and Other, net	(50,643)	4,524	(2,934)	37,361
Add: One-time Non-recurring Costs (1)	11,501	—	11,501	—
Add: Realized Losses on Certain Investments (2)	729,425	—	729,425	—
Deduct: Unrealized Carried Interest	163,442	296,719	51,710	437,345
Deduct: Net Unrealized Gains (Losses)	1,389,869	307,977	1,597,731	512,013
Add: Unrealized Performance Income Compensation	67,092	119,774	23,969	176,988
Add: Income Tax Provision	60,960	18,538	78,601	59,080
Deduct: Income Taxes Paid	19,820	15,084	33,988	41,359

After-tax Distributable Earnings	$404,691	$276,946	$640,419	$573,470

(1) Represents non-recurring costs in connection with the Conversion.
(2) Represents losses on certain investments which were realized in the second quarter in advance of the Conversion.

The items that reconcile KKR's reportable segment income (loss) attributable to noncontrolling interests to the corresponding consolidated amounts calculated and presented in accordance with GAAP for net income (loss) attributable to redeemable noncontrolling interests and income (loss) attributable to noncontrolling interests are primarily attributable to the impact of KKR Holdings L.P., KKR's consolidated funds and certain other entities.

Assets

	As of June 30,
	2018	2017
Total GAAP Assets	$48,572,664	$42,868,081
Less: Impact of Consolidation of Funds and Other Entities	29,701,863	26,412,562
Less: Carry Pool Reclassification from Liabilities	1,242,835	1,152,015
Less: Impact of KKR Management Holdings Corp.	151,283	302,835
Total Segment Assets	$17,476,683	$15,000,669

Notes to Condensed Consolidated Financial Statements (Continued)

15. EQUITY

Transfer of Interests Under Common Control and Other

On March 30, 2017, KKR reorganized KKR's Indian capital markets and credit asset management businesses to create KKR India Financial Investments Pte. Ltd. ("KIFL"). This reorganization transaction was accounted for as a transfer of interests under common control, and the difference between KKR's carrying value before and after the transaction was treated as a reallocation of equity interests. No gain or loss was recognized in the condensed consolidated financial statements.

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

Unit Repurchase Program

On May 3, 2018, KKR increased the available amount under its repurchase program to $500 million, which may be used for the repurchase of its common units (or shares of Class A common stock of KKR & Co. Inc.) and retirement of equity awards issued pursuant to the Equity Incentive Plan (and any successor equity plan thereto). Under this repurchase program, common units (or Class A common stock of KKR & Co. Inc.) may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of common units (or Class A common stock of KKR & Co. Inc.), and the program may be suspended, extended, modified or discontinued at any time. During the three and six months ended June 30, 2018, approximately 2.2 million common units were repurchased pursuant to this program. There were no common units repurchased pursuant to this program during the three and six months ended June 30, 2017.

Notes to Condensed Consolidated Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES

Funding Commitments

As of June 30, 2018, KKR had unfunded commitments consisting of $5,259.3 million to its active private equity and other investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets business line. As of June 30, 2018, these commitments amounted to $508.9 million and $992.5 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for KKR's Capital Markets business line are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown; KKR's Capital Markets business line has an arrangement with a third party, which reduces its risk when underwriting certain debt transactions. In the case of purchases of investments or assets in KKR's Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Contingent Repayment Guarantees

The partnership documents governing KKR's carry-paying funds, including funds relating to private equity, infrastructure, energy, real estate, mezzanine, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction"), as of June 30, 2018, $10.1 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their June 30, 2018 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $1.9 billion. Carried interest is recognized in the condensed consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the condensed consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

Indemnifications and Other Guarantees

KKR may incur contingent liabilities for claims that may be made against it in the future. KKR enters into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of KKR's investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KKR has made and for certain investment vehicles that KKR manages. In addition, KKR has also provided credit support to certain of its subsidiaries' obligations in connection with a limited number of investment vehicles that KKR manages. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions, and KKR has also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of other investment vehicles. KKR has also provided credit support regarding repayment obligations to third-party lenders to certain of its employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and to a strategic partner regarding the ownership of its business. KKR also may become liable for certain fees payable to sellers of businesses or assets if a transaction does not close, subject to certain conditions, if any, specified in the acquisition agreements for such businesses or assets. KKR's maximum exposure under these arrangements is currently unknown and KKR's liabilities for these matters would require a claim to be made against KKR in the future.

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

KKR establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters may be subject to many uncertainties, including among others: (i) the proceedings may be in early stages; (ii) damages sought may be unspecified, unsupportable, unexplained or uncertain; (iii) discovery may not have been started or is incomplete; (iv) there may be uncertainty as to the outcome of pending appeals or motions; (v) there may be significant factual issues to be resolved or (vi) there may be novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. In addition, loss contingencies may be, in part or in whole, subject to insurance or other payments such as contributions and/or indemnity, which may reduce any ultimate loss.

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

17. REGULATORY CAPITAL REQUIREMENTS

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
 The regulatory capital requirements referred to above may restrict KKR's ability to withdraw capital from its registered broker-dealer entities. At June 30, 2018, approximately $109.0 million of cash at KKR's registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

Notes to Condensed Consolidated Financial Statements (Continued)

18. SUBSEQUENT EVENTS

Common Stock Dividend

A dividend of $0.17 per share of Class A common stock of KKR & Co. Inc. was announced on July 26, 2018, and will be paid on August 21, 2018 to Class A common stockholders of record as of the close of business on August 6, 2018. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Preferred Stock Dividend

A dividend of $0.421875 per share of Series A Preferred Stock has been declared as announced on July 26, 2018 and set aside for payment on September 15, 2018 to holders of record of Series A Preferred Stock as of the close of business on September 1, 2018.

A dividend of $0.406250 per share of Series B Preferred Stock has been declared as announced on July 26, 2018 and set aside for payment on September 15, 2018 to holders of record of Series B Preferred Stock as of the close of business on September 1, 2018.

Distribution Policy
KKR's distribution policy as a limited partnership had been to pay annual aggregate distributions to holders of our common units of $0.68 per common unit, and KKR has announced that it anticipates that its dividend policy as a corporation will be to pay dividends to holders of our Class A common stock in an initial annual aggregate amount of $0.50 per share, in each case, subject to the discretion of KKR's board of directors and compliance with applicable law. For U.S. federal income tax purposes, any dividends KKR pays following the Conversion (including dividends on KKR's preferred shares) generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes.

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
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 330 private equity investments in portfolio companies with a total transaction value in excess of $560 billion as of June 30, 2018. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, capital markets, infrastructure, energy, real estate, growth equity and core investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital has allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
KKR operates according to a “one-firm” philosophy.  This means we seek to work proactively and collaboratively across business lines, departments and geographies as appropriate to achieve what we believe are the best results for our funds, our clients and the firm.  Through our offices throughout the world, we have a pre-eminent global integrated platform for sourcing transactions, raising capital and carrying out capital markets activities. Our growth has been driven by value that we have created through our operationally focused investment approach, the expansion of our existing businesses, our entry into new lines of business, innovation in the products that we offer investors in our funds, an increased focus on providing tailored solutions to our clients and the integration of capital markets distribution activities.
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
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants, senior advisors and other advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of June 30, 2018, approximately 78% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.

Recent Developments
Strategic BDC Partnership with FS Investments ("FS Investments Transaction")

On April 9, 2018, KKR completed the transaction to form a new strategic BDC partnership with Franklin Square Holdings, L.P. ("FS Investments") to provide investment advisory services to Corporate Capital Trust ("CCT") and Corporate Capital Trust II ("CCT II"), which are business development companies ("BDCs") that were previously advised and sub-advised, respectively, by KKR, and four BDCs that were previously advised by FS Investments. Following the closing of this transaction, the new strategic BDC partnership, FS/KKR Advisor, LLC, began serving as the investment adviser to all six of the aforementioned BDCs.

Our Conversion to a Corporation
On July 1, 2018, we completed our conversion from a Delaware limited partnership named KKR & Co. L.P. into a Delaware corporation named KKR & Co. Inc. (the "Conversion"). See "Part II. Item 1A. Risk Factors."

Our Business Lines

Private Markets

Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity and core equity investments. We also manage and sponsor investment funds that invest capital in real assets, such as infrastructure, energy and real estate. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of June 30, 2018, Private Markets business line had $102.4 billion of AUM and FPAUM of $66.3 billion, consisting of $44.8 billion in private equity (including growth equity and core investments) and $21.5 billion in real assets (including infrastructure, energy and real estate) and other related strategies.

The table below presents information as of June 30, 2018, relating to our current private equity, growth equity and real asset funds and other investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after June 30, 2018.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest

Private Equity and Growth Equity
Asian Fund III (4)	4/2017	4/2023	$9,000.0	$8,373.6	5.6%	$626.4	$—	$626.4	$584.3	$—
Americas Fund XII (4)	1/2017	1/2023	13,500.0	11,607.1	6.0%	1,892.9	—	1,892.9	2,095.6	0.6
Health Care Strategic Growth Fund (4)	12/2016	12/2021	1,331.0	1,284.2	11.3%	46.8	—	46.8	91.9	1.5
Next Generation Technology Growth Fund (4)	3/2016	3/2021	658.9	328.6	22.5%	330.3	—	330.3	524.3	17.9
European Fund IV (4)	12/2014	12/2020	3,539.2	1,339.6	5.6%	2,276.2	454.9	2,058.4	3,087.5	201.4
Asian Fund II (4)	4/2013	4/2017	5,825.0	770.2	1.3%	6,056.0	2,230.5	4,637.8	6,892.6	451.8
North America Fund XI (4)	9/2012	1/2017	8,718.4	874.2	2.9%	9,274.4	6,523.4	6,166.1	11,546.7	1,011.9
China Growth Fund	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	637.8	630.5	671.7	8.2
European Fund III	3/2008	3/2014	6,167.6	237.6	4.6%	5,327.4	8,368.0	1,212.6	2,439.0	243.6
Asian Fund	7/2007	4/2013	3,983.3	—	2.5%	3,945.9	8,409.6	239.2	256.8	4.7
2006 Fund	9/2006	9/2012	17,642.2	337.7	2.1%	17,304.5	28,460.7	4,159.0	6,135.9	361.3
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,469.8	—	57.7	4.4
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	13,938.7	232.5	195.1	(2.6)
Private Equity and Growth Equity			83,126.4	25,152.8		59,841.6	77,493.4	22,232.5	34,579.1	2,304.7

Co-Investment Vehicles and Other (4)	Various	Various	6,546.5	1,797.2	Various	4,945.3	3,148.4	3,385.2	4,906.6	437.3

Total Private Equity and Growth Equity			89,672.9	26,950.0		64,786.9	80,641.8	25,617.7	39,485.7	2,742.0

Real Assets
Energy Income and Growth Fund (4)	9/2013	6/2018	1,974.2	59.3	12.9%	1,958.2	395.1	1,627.6	1,846.5	—
Natural Resources Fund	Various	Various	887.4	2.6	Various	884.8	115.9	201.5	156.9	—
Global Energy Opportunities (4)	Various	Various	979.2	345.5	Various	463.0	62.4	345.7	347.7	2.7
Global Infrastructure Investors (4)	9/2011	10/2014	1,040.2	42.4	4.8%	1,029.3	876.1	616.9	834.6	28.7
Global Infrastructure Investors II (4)	10/2014	6/2018	3,044.3	674.5	4.1%	2,591.4	257.0	2,360.9	2,824.7	43.1
Global Infrastructure Investors III (4)	6/2018	6/2024	6,961.2	6,961.2	3.9%	—	—	—	—	—
Real Estate Partners Americas (4)	5/2013	5/2017	1,229.1	352.8	16.3%	1,004.1	904.1	514.2	551.3	26.0
Real Estate Partners Americas II (4)	5/2017	12/2020	1,921.2	1,748.5	7.8%	172.7	—	172.7	207.8	0.9
Real Estate Partners Europe (4)	9/2015	6/2020	720.1	501.1	9.2%	225.1	19.1	213.0	264.9	—
Real Estate Credit Opportunity Partners (4)	2/2017	2/2019	1,130.0	508.5	4.4%	621.5	27.6	621.5	634.2	2.3
Co-Investment Vehicles and Other	Various	Various	1,781.9	387.4	Various	1,394.5	623.1	1,391.2	1,704.0	1.4

Real Assets			$21,668.8	$11,583.8		$10,344.6	$3,280.4	$8,065.2	$9,372.6	$105.1

Other
Core Investment Vehicles (4)	Various	Various	9,500.0	6,954.6	36.8%	2,545.4	—	2,545.4	2,714.2	4.5
Unallocated Commitments (5)			3,067.1	3,067.1	Various	—	—	—	—	—

Private Markets Total			$123,908.8	$48,555.5		$77,676.9	$83,922.2	$36,228.3	$51,572.5	$2,851.6

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on June 30, 2018, in the case of uncalled commitments.

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

The tables below present information as of June 30, 2018, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments that have been disposed of or have otherwise generated disposition proceeds or current income including dividends that have been distributed by the relevant fund. This data does not reflect additional capital raised since June 30, 2018, or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	13,938.7	195.1	14,133.8	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,750.8	5,750.8	8,469.8	57.7	8,527.5	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,304.5	28,460.7	6,135.9	34,596.6	11.7%	9.1%	2.0
Asian Fund (2007)	3,983.3	3,945.9	8,409.6	256.8	8,666.4	18.9%	13.8%	2.2
European Fund III (2008) (2)	6,167.6	5,327.4	8,368.0	2,439.0	10,807.0	17.1%	12.0%	2.0
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	195.7	1.5	197.2	0.2%	0.2%	1.0
China Growth Fund (2010)	1,010.0	1,010.0	637.8	671.7	1,309.5	8.8%	3.8%	1.3
Natural Resources Fund (2010)	887.4	884.8	115.9	156.9	272.8	(26.4)%	(28.7)%	0.3
Global Infrastructure Investors (2011) (2)	1,040.2	1,029.3	876.1	834.6	1,710.7	14.3%	12.3%	1.7
North America Fund XI (2012)	8,718.4	9,274.4	6,523.4	11,546.7	18,070.1	26.8%	21.3%	1.9
Asian Fund II (2013)	5,825.0	6,056.0	2,230.5	6,892.6	9,123.1	20.8%	15.2%	1.5
Real Estate Partners Americas (2013)	1,229.1	1,004.1	904.1	551.3	1,455.4	19.5%	14.4%	1.4
Energy Income and Growth Fund (2013)	1,974.2	1,958.2	395.1	1,846.5	2,241.6	7.4%	4.4%	1.1
Global Infrastructure Investors II (2014) (2)	3,044.3	2,591.4	257.0	2,824.7	3,081.7	14.1%	11.3%	1.2
European Fund IV (2015) (2)	3,539.2	2,276.2	454.9	3,087.5	3,542.4	29.6%	22.2%	1.6
Real Estate Partners Europe (2015) (2)	720.1	225.1	19.1	264.9	284.0	19.7%	11.7%	1.3
Next Generation Technology Growth Fund (2016) (3)	658.9	330.3	—	524.3	524.3	—	—	—
Health Care Strategic Growth Fund (2016) (3)	1,331.0	46.8	—	91.9	91.9	—	—	—
Americas Fund XII (2017) (3)	13,500.0	1,892.9	—	2,095.6	2,095.6	—	—	—
Real Estate Credit Opportunity Partners (2017) (3)	1,130.0	621.5	27.6	634.2	661.8	—	—	—
Asian Fund III (2017) (3)	9,000.0	626.4	—	584.3	584.3	—	—	—
Real Estate Partners Americas II (2017) (3)	1,921.2	172.7	—	207.8	207.8	—	—	—
Core Investment Vehicles (2017) (3)	9,500.0	2,545.4	—	2,714.2	2,714.2	—	—	—
Global Infrastructure Investors III (2018) (2)(3)	6,961.2	—	—	—	—	—	—	—
Subtotal - Included Funds	114,815.3	74,155.3	89,041.7	44,615.7	133,657.4	15.8%	11.6%	1.9

All Funds	$131,289.8	$90,629.8	$139,311.0	$44,615.7	$183,926.7	25.6%	18.8%	2.0

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross Multiple of Invested Capital (5)
($ in millions)
Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	2.8
Millennium Fund (2002)	6,000.0	6,000.0	13,938.7	195.1	14,133.8	2.4
European Fund II (2005) (2)	5,750.8	5,750.8	8,469.8	57.7	8,527.5	1.5
2006 Fund (2006)	17,642.2	16,652.2	28,460.7	5,514.3	33,975.0	2.0
Asian Fund (2007)	3,983.3	3,560.9	8,409.6	224.9	8,634.5	2.4
European Fund III (2008) (2)	6,167.6	4,136.8	8,368.0	894.1	9,262.1	2.2
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	195.7	1.6	197.3	1.0
China Growth Fund (2010)	1,010.0	568.4	637.8	246.8	884.6	1.6
Natural Resources Fund (2010)	887.4	886.9	115.9	156.9	272.8	0.3
Global Infrastructure Investors (2011) (2)	1,040.2	1,029.3	876.1	834.1	1,710.2	1.7
North America Fund XI (2012)	8,718.4	6,224.4	6,523.4	7,515.0	14,038.4	2.3
Asian Fund II (2013)	5,825.0	3,077.4	2,230.5	3,658.6	5,889.1	1.9
Real Estate Partners Americas (2013)	1,229.1	870.6	904.1	414.9	1,319.0	1.5
Energy Income and Growth Fund (2013)	1,974.2	1,958.2	395.1	1,846.5	2,241.6	1.1
Global Infrastructure Investors II (2014) (2)	3,044.3	1,245.6	257.0	1,311.3	1,568.3	1.3
European Fund IV (2015) (2)	3,539.2	447.9	454.9	584.4	1,039.3	2.3
Real Estate Partners Europe (2015) (2)	720.1	89.8	19.1	103.6	122.7	1.4
Next Generation Technology Growth Fund (2016) (3) (4)	658.9	—	—	—	—	—
Health Care Strategic Growth Fund (2016) (3) (4)	1,331.0	—	—	—	—	—
Americas Fund XII (2017) (3) (4)	13,500.0	—	—	—	—	—
Real Estate Credit Opportunity Partners (2017) (3) (4)	1,130.0	—	—	—	—	—
Asian Fund III (2017) (3) (4)	9,000.0	—	—	—	—	—
Real Estate Partners Americas II (2017) (3) (4)	1,921.2	—	—	—	—	—
Core Investment Vehicles (2017) (3) (4)	9,500.0	—	—	—	—	—
Global Infrastructure Investors III (2018) (2)(3)(4)	6,961.2	—	—	—	—	—
Subtotal - Included Funds	114,815.3	55,780.4	89,014.1	23,559.8	112,573.9	2.0

All Realized/Partially Realized Investments	$131,289.8	$72,254.9	$139,283.4	$23,559.8	$162,843.2	2.3

(1)
These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction").

(2)
The capital commitments of the European Fund, European Fund II, European Fund III, E2 Investors (Annex Fund), European Fund IV, Global Infrastructure Investors, Global Infrastructure Investors II, Real Estate Partners Europe and Global Infrastructure Investors III include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million, €55.5 million, €1,626.1 million, €30.0 million, €243.8 million, €276.6 million and €987.0 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on June 30, 2018, in the case of unfunded commitments.

(3)
The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to June 30, 2018. None of the Next Generation Technology Growth Fund, Health Care Strategic Growth Fund, Americas Fund XII, Real Estate Credit Opportunity Partners, Asian Fund III, Real Estate Partners Americas II, our Core Investment Vehicles or Global Infrastructure Investors III has invested for at least 24 months as of June 30, 2018. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.

(4)
An investment is considered fully or partially realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have either made their first investment more recently than 24 months prior to June 30, 2018 or have otherwise not had any realizations.

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

Public Markets

Through our Public Markets business line, we operate our combined credit and hedge funds platforms. Our credit platform invests capital in (i) leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations and private credit strategies such as direct lending and private opportunistic credit (or mezzanine) investment strategies. The funds, CLOs, separately managed accounts, investment companies registered under the Investment Company Act of 1940 (the "Investment Company Act"), including BDCs, and alternative investments funds ("AIFs") in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, regulated by the Central Bank of Ireland, and KKR Credit Advisors (EMEA) LLP, regulated by the United Kingdom Financial Conduct Authority (the "FCA"). Our Public Markets business line also includes our hedge funds platform, which consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "strategic manager partnerships"). Our strategic manager partnerships offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds, credit hedge funds and funds focused on investing in natural catastrophe and weather risks.
We intend to continue to grow the Public Markets business line by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

As of June 30, 2018, our Public Markets business line had $88.9 billion of AUM, comprised of $31.0 billion of assets managed in our leveraged credit strategies (which include $2.2 billion of assets managed in our opportunistic credit strategy and $1.8 billion of assets managed in our revolving credit strategy), $7.3 billion of assets managed in our special situations strategy, $21.7 billion of assets managed in our private credit strategies, $28.1 billion of assets managed through our hedge fund platform and $0.8 billion of assets managed in other strategies. Our private credit strategies include $15.9 billion of assets managed in our direct lending strategy and $5.8 billion of assets managed in our private opportunistic credit strategy. Assets managed through our hedge fund platform represent KKR's pro rata portion of AUM of our strategic manager partnerships.
The previously announced FS Investments Transaction closed on April 9, 2018. Our BDC platform has over $17 billion in combined assets under management. We report all of the assets under management of the BDCs in our BDC platform advised by FS/KKR Advisor, LLC.

Credit

Performance
We generally review our performance in our credit platform by investment strategy.

The following table presents information regarding the principal leveraged credit strategies managed by KKR. The returns presented below are from inception of the strategy to June 30, 2018. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.98%	7.35%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	6.21%
Opportunistic Credit (3)	May 2008	12.81%	10.80%	BoAML HY Master II Index (3)	6.47%
Bank Loans	Apr 2011	5.49%	4.88%	S&P/LSTA Loan Index (4)	4.26%
High-Yield	Apr 2011	6.69%	6.11%	BoAML HY Master II Index (5)	6.14%
Bank Loans Conservative	Apr 2011	4.71%	4.11%	S&P/LSTA BB-B Loan Index (6)	4.24%
European Leveraged Loans (7)	Sep 2009	5.17%	4.65%	CS Inst West European Leveraged Loan Index (8)	4.60%
High-Yield Conservative	Apr 2011	5.93%	5.35%	BoAML HY BB-B Constrained (9)	5.96%
European Credit Opportunities (7)	Sept 2007	5.54%	4.64%	S&P European Leveraged Loans (All Loans) (10)	4.33%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

(1)
The benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the "S&P/LSTA Loan Index"), S&P/LSTA U.S. B/BB Ratings Loan Index (the "S&P/LSTA BB-B Loan Index"), the Bank of America Merrill Lynch High Yield Master II Index (the "BoAML HY Master II Index"), the BofA Merrill Lynch BB-B US High Yield Index (the "BoAML HY BB-B Constrained"), the Credit Suisse Institutional Western European Leveraged Loan Index (the "CS Inst West European Leveraged Loan Index"), and S&P European Leveraged Loans (All Loans). The S&P/LSTA Loan Index is a daily tradable index for the U.S. loan market that seeks to mirror the market-weighted performance of the largest institutional loans that meet certain criteria. The S&P/ LSTA BB-B Loan Index is comprised of loans in the S&P/LSTA Loan Index, whose rating is BB+, BB, BB-, B+, B or B-. The BoAML HY Master II Index is an index for high-yield corporate bonds. It is designed to measure the broad high-yield market, including lower-rated securities. The BoAML HY BB-B Constrained is a subset of the BoAML HY Master II Index including all securities rated BB1 through B3, inclusive. The CS Inst West European Leveraged Loan Index contains only institutional loan facilities priced above 90, excluding TL and TLa facilities and loans rated CC, C or are in default. The S&P European Leveraged Loan Index reflects the market-weighted performance of institutional leveraged loan portfolios investing in European credits. While the returns of our leveraged credit strategies reflect the reinvestment of income and dividends, none of the indices presented in the chart above reflect such reinvestment, which has the effect of increasing the reported relative performance of these strategies as compared to the indices. Furthermore, these indices are not subject to management fees, incentive allocations or expenses.

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

(11)	This strategy has not called any capital as of June 30, 2018. As a result, the gross and net return performance measures are not meaningful and are not included above.

The following table presents information regarding our Public Markets alternative credit funds where investors are subject to capital commitments from inception to June 30, 2018. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below, and past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Special Situations Fund	Dec 2012	$2,274.3	$2,244.7	$1,140.7	$1,736.5	$2,877.2	7.6%	5.6%	1.3	$—
Special Situations Fund II	Dec 2014	3,316.8	1,713.4	—	1,865.7	1,865.7	5.3%	2.6%	1.1	—
Mezzanine Partners	Mar 2010	1,022.8	913.9	1,057.2	301.3	1,358.5	13.3%	8.6%	1.5	66.3
Private Credit Opportunities Partners II	Dec 2015	2,245.1	637.4	9.5	656.2	665.7	12.3%	8.0%	1.0	2.8
Lending Partners	Dec 2011	460.2	405.3	420.0	94.9	514.9	7.1%	5.6%	1.3	—
Lending Partners II	Jun 2014	1,335.9	1,179.1	668.3	833.9	1,502.2	12.5%	10.2%	1.3	42.0
Lending Partners III	Apr 2017	963.8	195.0	—	226.4	226.4	N/A	N/A	N/A	4.5
Lending Partners Europe	Mar 2015	847.6	514.0	61.0	511.1	572.1	11.8%	7.7%	1.1	1.0
Other Alternative Credit Vehicles	Various	7,775.5	4,027.3	2,401.3	3,076.5	5,477.8	N/A	N/A	N/A	163.1
Unallocated Commitments (4)	Various	450.0	—	—	—	—	N/A	N/A	N/A	—
All Funds		$20,692.0	$11,830.1	$5,758.0	$9,302.5	$15,060.5				$279.7
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

Public Markets AUM and Vehicle Structures
The table below presents information as of June 30, 2018, based on the investment funds, vehicles or accounts offered by our Public Markets business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$15,061	$13,456	0.30% - 1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	12,133	12,133	0.40% - 0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	27,194	25,589

Alternative Credit: (3)
Special Situations	7,624	4,457	0.90% - 1.75% (4)	10.00 - 20.00%	7.00 - 12.00%	8-15 Years (2)
Private Credit	8,662	4,272	0.50% - 1.50%	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (2)
Total Alternative Credit	16,286	8,729

Hedge Funds (5)	28,136	20,969	0.50% - 2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	17,258	17,258	0.60%	8.00%	7.00%	Indefinite
Total	$88,874	$72,545

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

(3)	Our alternative credit funds generally have investment periods of three to five years and our newer alternative credit funds generally earn fees on invested capital during the investment period.

(4)	Lower fees on uninvested capital in certain vehicles.

(5)	Hedge Funds represent KKR's pro rata portion of AUM and FPAUM of our strategic manager partnerships, which consist of minority stakes in hedge fund managers.

(6)	Consists of our BDC platform advised by FS/KKR Advisor, LLC. We report all of the assets under management of the BDCs in AUM and FPAUM.

Capital Markets

Our Capital Markets business line is comprised of our global capital markets business, which is integrated with KKR's other business lines, and serves our portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings and providing other types of capital markets services. Our capital markets business underwrites credit facilities and arranges loan syndications and participations. When we are sole arrangers of a credit facility, we may advance amounts to the borrower on behalf of other lenders, subject to repayment. When we underwrite an offering of securities on a firm commitment basis, we commit to buy and sell an issue of securities and generate revenue by purchasing the securities at a discount or for a fee. When we act in an agency capacity or best efforts basis, we generate revenue for arranging financing or placing securities with capital markets investors. We may also provide issuers with capital markets advice on security selection, access to markets, marketing considerations, securities pricing, and other aspects of capital markets transactions in exchange for a fee. Our capital markets business also plays an important role in syndicating private equity co-investment opportunities to both fund investors and other third parties, which may entitle the firm to receive management fees and/or a carried interest.

Our flagship capital markets subsidiary is KKR Capital Markets LLC, an SEC-registered broker-dealer and a member of the Financial Industry Regulation Authority ("FINRA"), which is registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East.

Principal Activities

Through our Principal Activities business line, we manage the firm's own assets on our balance sheet and deploy capital to support and grow our business lines. Typically, the funds in our Private Markets and Public Markets business lines contractually require us, as general partner of the funds, to make sizable capital commitments from time to time. We believe our general partner commitments are indicative of the conviction we have in a given fund's strategy, which assists us in raising new funds from limited partners. We also use our balance sheet to acquire investments in order to help establish a track record for fundraising purposes in new strategies. We may also use our own capital to seed investments for new funds, to bridge capital selectively for our funds' investments or finance strategic acquisitions and partnerships, although the financial results of an acquired business or strategic manager partnership may be reported in our other business lines.

Our Principal Activities business line also provides the required capital to fund the various commitments of our Capital Markets business line when underwriting or syndicating securities, or when providing term loan commitments for transactions involving our portfolio companies and for third parties. Our Principal Activities business line also holds assets that may be utilized to satisfy regulatory requirements for our Capital Markets business line and risk retention requirements for our CLOs.

We also make opportunistic investments through our Principal Activities business line, which include co-investments alongside our Private Markets and Public Markets funds as well as Principal Activities investments that do not involve our Private Markets or Public Markets funds.

We endeavor to use our balance sheet strategically and opportunistically to generate an attractive risk-adjusted return on equity in a manner that is consistent with our fiduciary duties, is in compliance with applicable laws and is consistent with our one-firm approach.

The chart below presents the holdings of our Principal Activities business line by asset class as of June 30, 2018.

Holdings by Asset Class (1)

(1)
This presentation includes our capital commitments to our funds. Assets and revenues of other asset managers with which KKR has formed strategic manager partnerships where KKR does not hold more than 50% ownership interest are not included in Principal Activities but are reported in the financial results of our other business lines. Private Equity and Other Equity includes KKR private equity funds, co-investments alongside such KKR-sponsored private equity funds, certain core equity investments, and other opportunistic investments. However, equity investments in other asset classes, such as real estate, special situations and energy appear in these other asset classes. Other Credit consists of other leveraged credit and specialty finance strategies.

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

As of June 30, 2018, U.S. economic growth remained solid despite increased concerns about trade tensions. In June 2018, the U.S. Federal Reserve raised its benchmark interest rate by 25 basis points and signaled that additional increases are expected in 2018. In the United States, real GDP growth was 4.1%, on a seasonally adjusted annualized basis, for the quarter ended June 30, 2018, up from 2.2% for the quarter ended March 31, 2018; the U.S. unemployment rate was 4.0% as of June 30, 2018, slightly down from 4.1% as of March 31, 2018; U.S. core consumer price index inflation was 2.3% on a year-over-year basis as of June 30, 2018, up from 2.1% on a year-over-year basis as of March 31, 2018; and the effective federal funds rate set by the U.S. Federal Reserve was 1.9% as of June 30, 2018, up from 1.7% as of March 31, 2018.
As of June 30, 2018, the European Union appeared to experience a slowdown in economic growth, reflecting the impact of trade tensions and uncertainty about economic policies. In the Euro Area, real GDP growth is estimated to be 0.5%, on a seasonally adjusted quarter-over-quarter basis, compared to 0.4%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended March 31, 2018; the Euro Area unemployment rate is estimated to be 8.4% as of June 30, 2018, slightly down from 8.5% as of March 31, 2018; Euro Area core inflation was 0.9% on a year-over-year basis as of June 30, 2018, down slightly when compared to 1.0% on a year-over-year basis as of March 31, 2018; and the short-term benchmark interest rate set by the European Central Bank was 0% as of June 30, 2018, flat from March 31, 2018. As noted, in March 2017, the United Kingdom triggered Article 50 to formally begin the process to exit from the European Union, which could, among other outcomes, significantly disrupt trade and the free movement of goods, services and people between the United Kingdom and the European Union.
As of June 30, 2018, the Bank of Japan was expected to continue its loose monetary policy, and the Chinese economy showed signs of slowing growth amid its trade conflicts with the United States. In Japan, the short-term benchmark interest rate set by the Bank of Japan was 0.10% as of June 30, 2018, unchanged from March 31, 2018; and in China, reported real GDP was 1.8%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended June 30, 2018, compared to 1.4% in the quarter ended March 31, 2018.
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

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended June 30, 2018, global equity markets were positive, with the S&P 500 Index up 3.4% and the MSCI World Index up 1.9% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (the "VIX"), a measure of volatility, ended at 16.1 as of June 30, 2018, decreasing from 20.0 as of March 31, 2018. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report.
Many of our investments are also in non-investment grade credit instruments, and our funds and our portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies used to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightening credit spreads are generally expected to lead to an increase, and widening credit spreads are generally expected to lead to a decrease, in the value of these credit investments, if not offset by hedging or other factors. In addition, the significant widening of credit spreads is also typically expected to negatively impact equity markets, which in turn would negatively impact our portfolio and us as noted above. During the quarter ended June 30, 2018, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widened by 13 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) contracted by 1 basis point. The non-investment grade credit indices were up during the quarter ended June 30, 2018, with the S&P/LSTA Leveraged Loan Index up 0.7% and the BofAML HY Master II Index up 1.0%. In addition, during the quarter ended June 30, 2018, 10-year government bond yields rose 12 basis points in the United States, fell 20 basis points in Germany, fell 7 basis points in the United Kingdom, fell 26 basis points in China, and fell 1 basis point in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report.

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
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended June 30, 2018, the euro fell 5.2%, the British pound fell 5.8%, the Japanese yen fell 4.2%, and the Chinese renminbi fell 5.5%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk" in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended June 30, 2018, the long-term price of WTI crude oil and of natural gas increased approximately 9%, while the long-term price of natural gas decreased approximately 7%. The long-term price of WTI crude oil increased from approximately $53 per barrel to $58 per barrel, and the long-term price of natural gas decreased from approximately $2.83 per mcf to $2.64 per mcf as of March 31, 2018 and June 30, 2018, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted. In addition, because we hold certain energy assets, which had a fair value of $0.7 billion as of June 30, 2018 on our balance sheet, these price movements would have an amplified impact on our financial results, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our Principal Activities segment may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report.

Business Conditions
Our segment revenues consist of fees, performance income and investment income. Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation or income. Since 2010, we have expanded into strategies such as energy, infrastructure, real estate, growth equity, core, credit and, through strategic manager partnerships, hedge funds. In several of these strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Americas Fund XII, Asian Fund III and our Real Estate Partners Americas II fund exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship private equity funds or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM and associated fees attributable to new capital raised in future periods may be lower than in prior years. New capital organically raised in AUM for the quarters ended June 30, 2018 and 2017 were $5.9 billion and $6.8 billion, respectively. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" in our Annual Report.
Our ability to successfully deploy capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital available to us and participate in capital markets transactions. Greater competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Additionally, because we seek to make investments that have an ability to achieve our targeted returns while taking on a reasonable level of risk, we may experience periods of reduced investment activity. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. Reduced levels of transaction activity also tends to result in reduced potential future investment gains, lower transaction fees and lower fees for our capital markets business line, which may earn fees in the syndication of equity or debt. Capital invested for the quarters ended June 30, 2018 and 2017 were $4.6 billion and $4.9 billion, respectively, and syndicated capital for the quarters ended June 30, 2018 and 2017 were $0.2 billion and $0.5 billion, respectively.

Our ability to realize investments. Challenging market and economic conditions may adversely affect our ability to exit and realize value from our investments and result in lower-than-expected returns. Although the equity markets are not the only means by which we exit investments, the strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in our private equity portfolio companies in a timely manner. We may also realize investments through strategic sales. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our investments. For the quarters ended June 30, 2018 and 2017, through exit activity in our investments, we realized carried interest of $0.3 billion and $0.3 billion, respectively.
Basis of Accounting

We consolidate the financial results of the KKR Group Partnerships and their consolidated entities, which include the accounts of our investment management and capital markets companies, the general partners of unconsolidated funds and vehicles, general partners of certain funds that are consolidated and their respective consolidated funds and certain other entities including certain consolidated CLOs and CMBS. We refer to CLOs and CMBS as collateralized financing entities ("CFEs").

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

Expenses

Compensation and Benefits

Compensation and benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity-based compensation consisting of charges associated with the vesting of equity-based awards, carry pool allocations and other performance-based income compensation. All employees and employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, in the past cash bonuses that are paid to certain employees have been borne by KKR Holdings. These bonuses have historically been funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because employees are not entitled to receive distributions on units that are unvested, any amounts allocated to employees in excess of an employee's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are currently recorded based on the amount of cash expected to be paid by KKR Holdings. Because KKR makes only fixed quarterly distributions, the distributions made on KKR Group Partnership Units underlying any unvested KKR Holdings units are generally insufficient to fund annual cash bonus compensation to the same extent as in periods prior to the fourth quarter of 2015. In addition, substantially all remaining units in KKR Holdings have been allocated and while subject to a 5 year vesting period, will become fully vested by 2021, thus decreasing the amount of distributions received by KKR Holdings that are available for annual cash bonus compensation. We, therefore, expect to pay all or substantially all of the cash bonus payments from KKR's cash from operations, the carry pool and other performance-based income compensation as described below, although, from time to time, KKR Holdings may contribute to the cash bonus payments in the future. See "Risks Related to Our Business—If we cannot retain and motivate our principals and other key personnel and recruit, retain and motivate new principals and other key personnel, our business, results and financial condition could be adversely affected" in our Annual Report regarding the adequacy of such distributions to fund future discretionary cash bonuses.

KKR uses several methods, which are designed to yield comparable results, to allocate carried interest and other performance income compensation. With respect to KKR's investment funds that provide for carried interest without a preferred return, KKR allocates 40% of the carried interest received from such funds to its carry pool for employees and non-employee operating consultants. In addition, for investment funds that provide for incentive fees rather than carried interest, beginning with the quarter ended March 31, 2018, our carry pool is supplemented by allocating 43% of the incentive fees that do not constitute carried interest that are earned from such funds to performance income compensation. Prior to the quarter ended March 31, 2018, our carry pool was supplemented by 40% of incentive fees that do not constitute carried interest. Beginning with the quarter ended September 30, 2016, for investment funds that provide for carried interest with a preferred return and have accrued carried interest as of June 30, 2016, KKR also includes 40% of the management fees that would have been subject to a management fee refund as performance income compensation. Because of the different ways management fees are refunded in preferred return and non-preferred return funds that provide for carried interest, this calculation of 40% of the portion of the management fees subject to refund for funds that have a preferred return is designed to allocate to compensation an amount comparable to the amount that would have been allocated to the carry pool had the fund not had a preferred return. Beginning with the quarter ended September 30, 2017, for then-current and future carry generating funds with a preferred return and no or minimal accrued carried interest as of June 30, 2017, KKR allocates 43% of the carried interest to the carry pool instead of 40% of carried interest. For impacted funds, the incremental 3% replaces the allocation of management fee refunds that would have been calculated for those funds and is designed, based on a historical financial analysis of certain investment funds, to allocate an amount for preferred return funds that is comparable to the management fee refunds that would have been allocated as performance income compensation for those funds. The percentage of carried interest, management fee refunds, and incentive fees allocable to the carry pool or as performance income compensation is subject to change from time to time. For a discussion of how management fees are refunded for preferred return funds and non-preferred funds see "—Fair Value Measurements—Recognition of Carried Interest in the Statement of Operations."

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

Income Taxes

On July 1, 2018, we converted from a Delaware limited partnership to a Delaware corporation. Prior to the Conversion, KKR’s investment income and carried interest generally was not subject to U.S. corporate income taxes. Subsequent to the Conversion, we expect that all income earned by KKR will be subject to U.S. corporate income taxes, resulting in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion. See "Part II. Item 1A. Risk Factors."

The KKR Group Partnerships and certain of their subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in certain non-U.S. jurisdictions. Accordingly, these entities, in some cases, are subject to New York City unincorporated business taxes or non-U.S. income taxes. Furthermore, we hold our interest in one of the KKR Group Partnerships through KKR Management Holdings Corp., which is treated as a corporation for U.S. federal income tax purposes, and certain other subsidiaries of the KKR Group Partnerships are treated as corporations for U.S. federal income tax purposes. Accordingly, we and certain subsidiaries of KKR are subject to U.S. federal, state and local corporate income taxes at the entity level and the related tax provision attributable to KKR's share of this income will be reflected in the financial statements beginning in the third quarter of 2018.

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

Key Segment and Other Operating and Performance Measures

The key performance measures that follow are used by management in making operational and resource deployment decisions as well as assessing the overall performance of KKR's businesses. KKR's segment reporting is presented prior to giving effect to the allocation of income (loss) between KKR & Co. Inc. and KKR Holdings L.P. and as such represents the business in total. In addition, KKR's segment reporting is presented without giving effect to the consolidation of the investment funds and CFEs that KKR manages as well as other consolidated entities that are not subsidiaries of KKR & Co. Inc.

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

Adjusted Shares

Adjusted shares are used as a measure of the total common equity ownership of KKR that is held by KKR & Co. Inc. (including equity awards issued under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "Equity Incentive Plan"), but excluding preferred stock), KKR Holdings and other holders of securities exchangeable into Class A common stock of KKR & Co. Inc. and represent the fully diluted share count of Class A common stock using the if-converted method. We believe this measure is useful to stockholders as it provides an indication of the total common equity ownership of KKR as if all outstanding KKR Holdings units, equity awards issued under the Equity Incentive Plan and other exchangeable securities had been exchanged for Class A common stock of KKR & Co. Inc. The Series A and Series B Preferred Stock are not exchangeable for Class A common stock of KKR & Co. Inc.

Adjusted Shares Eligible for Distribution

Adjusted shares eligible for distribution represents the portion of total adjusted shares that are eligible to receive a distribution. We believe this measure is useful to stockholders as it provides insight into the calculation of amounts available for distribution on a per share basis. Weighted average adjusted shares eligible for distribution is used in the calculation of after-tax distributable earnings per share.

After-Tax Distributable Earnings

After-tax distributable earnings is a measure of KKR’s earnings on a segment basis excluding mark-to-market gains (losses). Starting with the second quarter of 2018, it is defined as the amount of realized earnings of KKR that would be available for distribution to Class A common stockholders for a given reporting period, after deducting equity-based compensation. KKR revised the definition of after-tax distributable earnings starting in the second quarter of 2018, because it currently reflects how the chief operating decision makers allocate resources and assess performance of KKR’s business. KKR believes that after-tax distributable earnings is useful to stockholders as it aligns KKR’s net realization performance with the manner in which KKR receives its revenues and determines the compensation of its employees. After-tax distributable earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy. Historically equity-based compensation expense relating to the Equity Incentive Plan was not reflected in our calculation of after-tax distributable earnings. Under KKR’s current segment presentation, equity-based compensation expense is included in after-tax distributable earnings as a component of compensation expense in order to reflect the dilutive nature of these non-cash equity-based awards. For comparability, after-tax distributable earnings for the comparable prior periods have been calculated using this new definition.

Assets Under Management ("AUM")

Assets under management represent the assets managed or advised by KKR from which KKR is entitled to receive fees or a carried interest (either currently or upon deployment of capital), general partner capital, and assets managed or advised by strategic BDC partnership and strategic manager partnerships in which KKR holds a minority ownership interest. We believe this measure is useful to stockholders as it provides additional insight into the capital raising activities of KKR and its strategic manager partnerships and the overall activity in their investment funds and other managed capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or carried interest; (iii) the fair value of investments in KKR's co-investment vehicles; (iv) the par value of outstanding CLOs (excluding CLOs wholly-owned by KKR); (v) KKR's pro rata portion of the AUM of strategic manager partnerships in which KKR holds a minority ownership interest; (vi) all of AUM of the strategic BDC partnership with FS Investments and (vii) the fair value of other assets managed by KKR. The pro rata portion of the AUM of strategic manager partnerships is calculated based on KKR’s percentage ownership interest in such entities multiplied by such entity’s respective AUM. KKR's definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

Book Value

Book value is a measure of the net assets of KKR’s reportable segment and is used by management primarily in assessing the unrealized value of KKR’s investments and other assets, including carried interest. We believe this measure is useful to stockholders as it provides insight into the assets and liabilities of KKR excluding the assets and liabilities that are allocated to noncontrolling interest holders and to the holders of the Series A and Series B Preferred stock.

Capital Invested

Capital invested is the aggregate amount of capital invested by (i) KKR’s investment funds, (ii) KKR's Principal Activities business line as a co-investment, if any, alongside KKR’s investment funds and (iii) KKR's Principal Activities business line in connection with a syndication transaction conducted by KKR's Capital Markets business line, if any. Capital invested is used as a measure of investment activity at KKR during a given period. We believe this measure is useful to stockholders as it provides a measure of capital deployment across KKR’s business lines. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. Capital invested excludes (i) investments in certain leveraged credit strategies, (ii) capital invested by KKR’s Principal Activities business line that is not a co-investment alongside KKR’s investment funds and (iii) capital invested by KKR’s Principal Activities business line that is not invested in connection with a syndication transaction by KKR’s Capital Markets business line. Capital syndicated by KKR's Capital Markets business line to third parties other than KKR’s investment funds or Principal Activities business line is not included in capital invested.  See also "—Syndicated Capital."

Fee Paying AUM ("FPAUM")

Fee paying AUM ("FPAUM") represents only the AUM from which KKR receives management fees. We believe this measure is useful to stockholders as it provides additional insight into the capital base upon which KKR earns management fees. FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's and its strategic manager and BDC partnership management fees and differs from AUM in the following respects: (i) assets and commitments from which KKR does not receive a management fee are excluded (e.g., assets and commitments with respect to which it receives only carried interest or is otherwise not currently receiving a management fee) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

Fee Related Earnings ("FRE")

Fee related earnings is a supplemental measure of earnings of KKR on a segment basis before performance income and investment income. KKR believes this measure may be useful to stockholders as it provides additional insight into the profitability of KKR’s fee generating management companies and capital markets businesses. Starting with the second quarter of 2018, fee related earnings is calculated as KKR’s total Fees and Other multiplied by KKR’s segment operating margin. For purposes of the fee related earnings calculation, segment operating margin is calculated as Segment Operating Earnings, before equity-based compensation, divided by total segment revenues. Historically, fee related earnings was calculated as operating earnings of KKR on a segment basis before performance income, related performance income compensation and investment income. KKR revised the definition of fee related earnings starting in the second quarter of 2018 to provide supplemental information about fees generated from KKR’s management companies and capital markets business because KKR believes it provides increased transparency on KKR’s underlying financial results to the stockholders. Fee related earnings for the comparable prior periods have been calculated using this new definition.

Income Taxes Paid

Income taxes paid represents the implied current income tax provision that has been calculated assuming that all current taxable income is allocated to KKR & Co. Inc., which would occur following an exchange of all KKR Holdings units for Class A common stock of KKR & Co. Inc. The assumptions and methodology used to calculate the implied current income tax provision are consistent with those used in calculating the current tax provision for KKR & Co. Inc. under GAAP. The implied current income tax provision does not give effect to any tax savings or deductions that may result from the exchange of KKR Holdings units. KKR's segment balance sheet excludes the net impact of KKR's implied income tax provision and its tax provision under GAAP.

Outstanding Adjusted Shares

Outstanding adjusted shares represents the portion of total adjusted shares that would receive assets of KKR if it were to be liquidated as of a particular date. Outstanding adjusted shares is used to calculate book value per outstanding adjusted share, which we believe is useful to stockholders as it provides a measure of net assets of KKR’s reportable segment on a per share basis.

Segment Operating Earnings

Segment operating earnings represents segment earnings before interest expense, preferred dividends, income attributable to noncontrolling interests and income taxes paid. We believe segment operating earnings is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that we do not believe relate directly to operations.

Syndicated Capital

Syndicated capital is generally the aggregate amount of capital in transactions originated by KKR and its investment funds and carry-yielding co-investment vehicles, which has been distributed to third parties in exchange for a fee. It does not include (i) capital invested in such transactions by KKR investment funds and carry-yielding co-investment vehicles, which is instead reported in capital invested, (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds and (iii) debt capital that is either underwritten or arranged on a best efforts basis. Syndicated capital is used as a measure of investment activity for KKR during a given period, and we believe that this measure is useful to stockholders as it provides additional insight into levels of syndication activity in KKR's Capital Markets business line and across KKR's investment platform.

Uncalled Commitments

Uncalled commitments are used as a measure of unfunded capital commitments that KKR’s investment funds and carry-paying co-investment vehicles have received from partners to contribute capital to fund future investments. We believe this measure is useful to stockholders as it provides additional insight into the amount of capital that is available to KKR’s investment funds to make future investments. Uncalled commitments are not reduced for investments completed using fund-level investment financing arrangements.

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2018 and 2017. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our business lines in these periods, see "—Segment Analysis."

Three months ended June 30, 2018 compared to three months ended June 30, 2017

	Three Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Revenues
Fees and Other	$413,846	$380,785	$33,061
Capital Allocation-Based Income	557,774	635,015	(77,241)
Total Revenues	971,620	1,015,800	(44,180)

Expenses
Compensation and Benefits	472,500	462,841	9,659
Occupancy and Related Charges	15,322	14,032	1,290
General, Administrative and Other	187,228	152,855	34,373
Total Expenses	675,050	629,728	45,322

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,116,587	334,416	782,171
Dividend Income	66,344	69,446	(3,102)
Interest Income	351,705	295,718	55,987
Interest Expense	(203,850)	(198,590)	(5,260)
Total Investment Income (Loss)	1,330,786	500,990	829,796

Income (Loss) Before Taxes	1,627,356	887,062	740,294

Income Taxes	60,960	18,538	42,422

Net Income (Loss)	1,566,396	868,524	697,872
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(18,016)	22,387	(40,403)
Net Income (Loss) Attributable to Noncontrolling Interests	895,690	432,150	463,540
Net Income (Loss) Attributable to KKR & Co. L.P.	688,722	413,987	274,735

Less: Net Income Attributable to Series A Preferred Unitholders	5,822	5,822	—
Less: Net Income Attributable to Series B Preferred Unitholders	2,519	2,519	—

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$680,381	$405,646	$274,735

Revenues

For the three months ended June 30, 2018 and 2017, revenues consisted of the following:

	Three Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Management Fees	$171,172	$177,269	$(6,097)
Transaction Fees	170,221	156,472	13,749
Monitoring Fees	25,363	30,995	(5,632)
Fee Credits	(34,847)	(48,677)	13,830
Incentive Fees	233	845	(612)
Expense Reimbursements	50,576	35,591	14,985
Oil and Gas Revenue	13,853	17,382	(3,529)
Consulting Fees	17,275	10,908	6,367
Total Fees and Other	413,846	380,785	33,061

Carried Interest	491,176	551,003	(59,827)
General Partner Capital Interest	66,598	84,012	(17,414)
Total Capital Allocation-Based Income	557,774	635,015	(77,241)

Total Revenues	$971,620	$1,015,800	$(44,180)

Prior to January 1, 2018, to the extent an investment fund was not consolidated, KKR accounted for carried interest within Fees and Other separately from its general partner capital interest, which was included in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Effective January 1, 2018, the carried interest component of the general partner interest and the capital interest KKR holds in its investment funds as the general partner are accounted for as a single unit of account and reported in capital allocation-based income within Revenues in the condensed consolidated statements of operations. This change in accounting principle has been applied on a full retrospective basis. See Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included elsewhere in this report.

Total Fees and Other for the three months ended June 30, 2018 increased compared to the three months ended June 30, 2017 primarily as a result of an increase in transaction fees and expense reimbursements partially offset by a decrease in management and monitoring fees. For a more detailed discussion of the factors that affected our transaction fees, monitoring fees and incentive fees during the period, see "—Segment Results—Segment Revenues."

The decrease in management fees during the three months ended June 30, 2018 compared to the prior period was primarily due to a reduction in management fees in our BDC platform as a result of the FS Investments Transaction that closed in the second quarter of 2018. Prior to the closing of the FS Investments Transaction, KKR recorded management fees as an advisor and sub-advisor to its BDC platform. Subsequent to the closing, KKR reports its investment in FS/KKR Advisor, LLC using the equity method of accounting. Accordingly, the management fees from our BDC platform that had been reported in fees and other prior to the closing of the transaction on April 9, 2018, are reflected as part of our allocation of the net income of FS/KKR Advisor, LLC after April 9, 2018, resulting in a decrease in our reported management fees when compared to the prior period. Additionally, management fees decreased during the three months ended June 30, 2018 compared to the prior period as a result of the transaction that combined Pacific Alternative Asset Management Company, LLC and Prisma Capital Partners L.P. ("KKR Prisma") to create PAAMCO Prisma Holdings, LLC (“PAAMCO Prisma”) on June 1, 2017 (the “PAAMCO Prisma transaction”). Subsequent to the transaction closing on June 1, 2017, KKR reports its investment in PAAMCO Prisma as an equity method investment. Accordingly, the management fees of KKR Prisma that had been reported in Fees and Other prior to the closing of the transaction are reflected in our allocation of the net income of PAAMCO Prisma and recorded in Net Gains (Losses) from Investment Activities after June 1, 2017. For a more detailed discussion of the factors that affected our management fees during the period, see "—Segment Results—Segment Revenues."

The decrease in carried interest and general partner capital interest during the three months ended June 30, 2018 was due primarily to a lower level of net appreciation in the value of our private equity portfolio as compared to the three months ended June 30, 2017. For a more detailed discussion of the factors that affected our Private Markets and Public Markets carried interest during the period, see "—Segment Results—Segment Revenues—Private Markets Revenues—Realized Performance Income" and "—Segment Results—Segment Revenues—Public Markets Revenues—Realized Performance Income." For a more detailed discussion of the factors that affected our general partner capital interest during the period, see "—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Compensation and Benefits Expenses

The increase was primarily due to higher overall compensation driven by a higher level of fees, partially offset by a lower level of carried interest reflecting a lower level of appreciation in the value of our private equity portfolio during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Additionally, there were higher equity-based compensation charges resulting from an increase in the number of unvested units outstanding.

General, Administrative and Other Expenses

The increase during the three months ended June 30, 2018 compared to the prior period was primarily due to (i) an increase in professional fees incurred, the most significant of which were costs incurred in connection with the Conversion, (ii) an increase in expenses reimbursable by investments funds and (iii) a higher level of financing costs incurred related to debt at new consolidated CLOs as compared to the prior period. These increases were partially offset by (i) a decrease in placement fees incurred in connection with capital raising activity during the three months ended June 30, 2018 as compared to the prior period and (ii) expenses of KKR Prisma that had been reported on a gross basis prior to the closing of the PAAMCO Prisma transaction on June 1, 2017 and that are now reflected as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017, resulting in a decrease in our reported General, Administrative and Other Expenses.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	June 30, 2018	June 30, 2017
	($ in thousands)
Private Equity	$522,516	$313,001
Credit	(231,823)	(16,841)
Investments of Consolidated CFEs	(88,050)	11,287
Real Assets	156,606	108,846
Equity Method - Other	55,007	33,517
Other Investments	(181,768)	(208,108)
Debt Obligations and Other	461,549	1,253
Other Net Gains (Losses) from Investment Activities	422,550	91,461
Net Gains (Losses) from Investment Activities	$1,116,587	$334,416

Prior to January 1, 2018, to the extent an investment fund was not consolidated, KKR accounted for its general partner capital interest in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Effective January 1, 2018, the general partner capital interest and the carried interest component of the general partner interest are accounted for as a single unit of account and reported within Revenues in the statements of operations. This change in accounting has been applied on a full retrospective basis. See Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included elsewhere in this report.

Net Gains (Losses) from Investment Activities for the three months ended June 30, 2018

The net gains from investment activities for the three months ended June 30, 2018 were comprised of net realized gains of $154.8 million and net unrealized gains of $961.8 million.

Realized Gains from Investment Activities

For the three months ended June 30, 2018, realized gains related primarily to (i) a gain recognized on the FS Investments Transaction, (ii) the sale of assets in our consolidated special situations funds, (iii) the sale of energy investments held through certain consolidated entities and (iv) the sale of our investment in Next Issue Media (technology sector) which was held directly by KKR.

Realized Losses from Investment Activities

Partially offsetting these realized gains were realized losses primarily relating to the write-off of Trinity Holdings LLC (energy sector) and certain CLOs during the three months ended June 30, 2018.

Unrealized Gains from Investment Activities

For the three months ended June 30, 2018, unrealized gains were driven primarily by (i) mark-to-market gains on our private equity portfolio held directly by KKR, the most significant of which was First Data Corporation (NYSE: FDC), (ii) the reversal of previously recognized unrealized losses related to the write-off of Trinity Holdings LLC and certain CLOs as described above, (iii) mark-to-market gains in our growth equity investments held directly by KKR and certain consolidated entities, and (iv) mark-to-market gains in our core investments, the most significant of which was PetVet Care Centers (health care sector).

Unrealized Losses from Investment Activities

Partially offsetting the unrealized gains above were unrealized losses relating to (i) the reversal of previously recognized unrealized gains relating to the sale of assets held in our consolidated special situations funds, the sale of energy investments held through certain consolidated entities and the sale of Next Issue Media and (ii) mark-to-market losses on investments held at our India debt financing company.

For a discussion of other factors that affected KKR's investment income, see "—Segment Analysis."

Net Gains (Losses) from Investment Activities for the three months ended June 30, 2017

The net gains from investment activities for the three months ended June 30, 2017 were comprised of net realized losses of $(101.4) million and net unrealized gains of $435.8 million.

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

Unrealized Gains from Investment Activities

For the three months ended June 30, 2017, unrealized gains were driven primarily by (i) mark-to-market gains in our private equity portfolio held directly by KKR, the most significant of which were unrealized gains in First Data Corporation, (ii) mark-to-market gains and the reversal of unrealized losses on the sale of investments in our energy portfolio and (iii) mark-to-market gains on investments held through consolidated CMBS.

Unrealized Losses from Investment Activities

Partially offsetting the unrealized gains for the three months ended June 30, 2017 were unrealized losses, the most significant of which were unrealized losses relating to (i) the reversal of unrealized gains on the partial sale of US Foods Holding Corp. and (ii) mark-to-market losses on debt held through consolidated CMBS.

For a discussion of other factors that affected KKR's investment income, see "—Segment Analysis."

Dividend Income

During the three months ended June 30, 2018, the most significant dividends received included $29.1 million from our consolidated special situations funds and $28.8 million from our consolidated energy funds. During the three months ended June 30, 2017, the most significant dividends received included $43.5 million from our consolidated special situations funds and $11.1 million from our consolidated real estate funds. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Segment Analysis—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Income

The increase in interest income during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a higher level of interest earned related to (i) the closing of seven additional CLOs subsequent to the three months ended June 30, 2017, (ii) an increase in the amount of investments held in our consolidated special situations funds and (iii) an increase in the amount of additional capital deployed in investments held by KKR Real Estate Finance Trust Inc. ("KREF"), compared to the prior period. These increases were partially offset by a decrease in interest income as a result of the sale of KKR's beneficial interest in four consolidated CMBS vehicles held by KREF that resulted in the deconsolidation of such vehicles subsequent to June 30, 2017. For a discussion of other factors that affected KKR's interest income, see "—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Expense

The increase in interest expense during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to the impact of (i) the closing of seven additional CLOs subsequent to the three months ended June 30, 2017 and (ii) increased interest on amounts under KREF's lending facilities used to finance investments in commercial loans. These increases were partially offset by a decrease in interest expense incurred as a result of the sale of KKR's beneficial interest in four consolidated CMBS vehicles held by KREF that resulted in the deconsolidation of such vehicles subsequent to June 30, 2017. For a discussion of other factors that affected KKR's interest expense, see "—Segment Results—Segment Expenses—Interest Expense."

Income (Loss) Before Taxes

The increase in income (loss) before taxes during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was due primarily to a higher level of net gains from investment activities, and to a lesser extent, a higher level of interest income, partially offset by a lower level of capital allocation-based income, in each case as described above.

Income Taxes

The increase in income taxes during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 is due primarily to the tax effect of a gain recognized on the FS Investments Transaction during the second quarter of 2018. This increase was partially offset by a decrease in income taxes primarily due to the impact of the 2017 Tax Act which was enacted on December 22, 2017. The 2017 Tax Act, among other provisions, reduced the U.S. federal corporate tax rate from 35% to 21%. Accordingly, a lower amount of income tax expense was incurred during the three months ended June 30, 2018 for those entities within KKR’s business that were already subject to corporate income tax, which generally include our management companies and capital markets companies.

Prior to the Conversion, KKR’s investment income and carried interest were generally not subject to corporate income taxes. In periods subsequent to the Conversion we expect that all income earned by KKR will be subject to corporate income taxes resulting in an overall higher income tax expense (or benefit).

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2018 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnerships as well as third-party limited partner interests in those investment funds that we consolidate. The increase from the prior period is due primarily to higher amounts attributed to KKR Holdings in connection with a higher level of income recognized as well as a higher level of income recorded by certain consolidated fund entities that is attributable to third party limited partners for the three months ended June 30, 2018 as compared to the prior period. This increase was partially offset by a reduction in KKR Holdings' ownership percentage in the KKR Group Partnerships.

 Net Income (Loss) Attributable to KKR & Co. L.P.

The increase in net income (loss) attributable to KKR & Co. L.P. for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a higher level of net investment gains in the current period as compared to the prior period, partially offset by an increase in income attributable to noncontrolling interests.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

	Six Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Revenues
Fees and Other	$808,240	$760,964	$47,276
Capital Allocation-Based Income	635,986	1,022,591	(386,605)
Total Revenues	1,444,226	1,783,555	(339,329)

Expenses
Compensation and Benefits	770,636	865,804	(95,168)
Occupancy and Related Charges	29,537	28,883	654
General, Administrative and Other	311,478	275,055	36,423
Total Expenses	1,111,651	1,169,742	(58,091)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,589,387	841,061	748,326
Dividend Income	99,408	79,370	20,038
Interest Income	649,961	576,698	73,263
Interest Expense	(423,440)	(385,444)	(37,996)
Total Investment Income (Loss)	1,915,316	1,111,685	803,631

Income (Loss) Before Taxes	2,247,891	1,725,498	522,393

Income Taxes	78,601	59,080	19,521

Net Income (Loss)	2,169,290	1,666,418	502,872
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	7,658	43,320	(35,662)
Net Income (Loss) Attributable to Noncontrolling Interests	1,294,467	941,427	353,040
Net Income (Loss) Attributable to KKR & Co. L.P.	867,165	681,671	185,494

Less: Net Income Attributable to Series A Preferred Unitholders	11,644	11,644	—
Less: Net Income Attributable to Series B Preferred Unitholders	5,038	5,038	—

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$850,483	$664,989	$185,494

Revenues

For the six months ended June 30, 2018 and 2017, revenues consisted of the following:

	Six Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Management Fees	$358,899	$338,451	$20,448
Transaction Fees	328,874	400,130	(71,256)
Monitoring Fees	42,949	44,499	(1,550)
Fee Credits	(63,900)	(136,755)	72,855
Incentive Fees	14,038	1,118	12,920
Expense Reimbursements	70,787	58,856	11,931
Oil and Gas Revenue	28,360	34,655	(6,295)
Consulting Fees	28,233	20,010	8,223
Total Fees and Other	808,240	760,964	47,276

Carried Interest	553,923	886,776	(332,853)
General Partner Capital Interest	82,063	135,815	(53,752)
Total Capital Allocation-Based Income	635,986	1,022,591	(386,605)

Total Revenues	$1,444,226	$1,783,555	$(339,329)

Total Fees and Other for the six months ended June 30, 2018 increased compared to the six months ended June 30, 2017 primarily as a result of an increase in management fees, incentive fees and reimbursable expenses and a decrease in fee credits, partially offset by a decrease in transaction fees. For a more detailed discussion of the factors that affected our transaction fees, monitoring fees, fee credits and incentive fees during the period, see "—Segment Results—Segment Revenues."

The increase in management fees during the six months ended June 30, 2018 compared to the prior period was due primarily to management fees earned from our Asian Fund III which entered its investment period in the second quarter of 2017. This increase was partially offset by a reduction in management fees from KKR Prisma as a result of the PAAMCO Prisma transaction that closed in the second quarter of 2017. Subsequent to the transaction closing on June 1, 2017, KKR reports its investment in PAAMCO Prisma as an equity method investment. Accordingly, the management fees of KKR Prisma that had been reported in fees and other prior to the closing of the transaction are reflected in our allocation of the net income of PAAMCO Prisma and recorded in net gains from investment activities after June 1, 2017. For a more detailed discussion of the factors that affected our management fees during the period, see "—Segment Results—Segment Revenues."

The decrease in carried interest and general partner capital interest during the six months ended June 30, 2018 compared to the prior period was due primarily to a lower level of net appreciation in the value of our private equity portfolio as compared to the six months ended June 30, 2017. For a more detailed discussion of the factors that affected our Private Markets and Public Markets carried interest during the period, see "—Segment Results—Segment Revenues—Private Markets Revenues—Realized Performance Income" and "—Segment Results—Segment Revenues—Public Markets Revenues—Realized Performance Income." For a more detailed discussion of the factors that affected our general partner capital interest during the period, see "—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Compensation and Benefits Expenses

The decrease was primarily due to lower overall compensation driven by a lower level of appreciation in the value of our private equity portfolio, partially offset by a higher level of fees during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Additionally, there were higher equity-based compensation charges resulting from an increase in the number of unvested units outstanding.

General, Administrative and Other Expenses

The increase for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to (i) an increase in professional fees and travel expenses incurred, the most significant of which were costs incurred in connection with the Conversion, (ii) an increase in expenses reimbursable by investments funds and (iii) a higher level of financing costs incurred related to debt at new consolidated CLOs as compared to the prior period. These increases were partially offset by (i) a decrease in placement fees incurred in connection with capital raising activity during the six months ended June 30, 2018 as compared to the prior period and (ii) expenses of KKR Prisma that had been reported on a gross basis prior to the closing of the PAAMCO Prisma transaction on June 1, 2017 and that are now reflected as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017, resulting in a decrease in our reported General, Administrative and Other Expenses.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Six Months Ended
	June 30, 2018	June 30, 2017
	($ in thousands)
Private Equity	$697,138	$423,102
Credit	(172,410)	16,441
Investments of Consolidated CFEs	(162,969)	23,167
Real Assets	228,860	118,704
Equity Method - Other	199,821	68,550
Other Investments	(339,602)	(102,388)
Debt Obligations and Other	570,237	(28,149)
Other Net Gains (Losses) from Investment Activities	568,312	321,634
Net Gains (Losses) from Investment Activities	$1,589,387	$841,061

Net Gains (Losses) from Investment Activities for the six months ended June 30, 2018

The net gains from investment activities for the six months ended June 30, 2018 were comprised of net realized gains of $185.2 million and net unrealized gains of $1,404.2 million.

Realized Gains from Investment Activities

For the six months ended June 30, 2018, realized gains related primarily to (i) a gain recognized on the FS Investments Transaction, (ii) the sale of assets in our consolidated special situations funds, (iii) the sale of energy investments held through certain consolidated entities and (iv) the sale of our investment in Next Issue Media which was held directly by KKR.

Realized Losses from Investment Activities

Partially offsetting these realized gains were realized losses primarily relating to the write-off of Trinity Holdings LLC and certain CLOs during the six months ended June 30, 2018.

Unrealized Gains from Investment Activities

For the six months ended June 30, 2018, unrealized gains were driven primarily by (i) mark-to-market gains on our private equity portfolio held directly by KKR, the most significant of which was First Data Corporation, (ii) the reversal of previously recognized unrealized losses related to the write-off of Trinity Holdings LLC and certain CLOs as described above, (iii) mark-to-market gains in our growth equity investments held directly by KKR and certain consolidated entities and (iv) mark-to-market gains in our core investments, the most significant of which were PetVet Care Centers and USI, Inc. (financial services sector).

Unrealized Losses from Investment Activities

Partially offsetting the unrealized gains above were unrealized losses relating to (i) the reversal of previously recognized unrealized gains relating to the sale of energy investments held through certain consolidated entities, assets held in our consolidated special situations funds and the sale of Next Issue Media and (ii) mark-to-market losses on investments held at our India debt financing company.

For a discussion of other factors that affected KKR's investment income, see "—Segment Analysis."

Net Gains (Losses) from Investment Activities for the six months ended June 30, 2017

The net gains from investment activities for the six months ended June 30, 2017 were comprised of net realized gains of $44.8 million and net unrealized gains of $796.3 million.

Realized Gains and Losses from Investment Activities

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

Unrealized Gains from Investment Activities

For the six months ended June 30, 2017, unrealized gains were driven primarily by (i) mark-to-market gains in our private equity portfolio held directly by KKR, the most significant of which were unrealized gains in First Data Corporation, (ii) mark-to-market gains on alternative credit assets in our consolidated special situations funds and KFN, (iii) mark-to-market gains and the reversal of unrealized losses on the sale of investments in our energy portfolio and (iv) mark-to-market gains on investments held through consolidated CMBS structures.

Unrealized Losses from Investment Activities

Partially offsetting the unrealized gains for the six months ended June 30, 2017 were unrealized losses, the most significant of which were unrealized losses relating to (i) the reversal of unrealized gains on the final sales of Galenica AG and HCA Holdings, Inc. and the partial sale of US Foods Holding Corp. and (ii) mark-to-market losses on debt held through consolidated CMBS.

For a discussion of other factors that affected KKR's investment income, see "—Segment Analysis."

Dividend Income

During the six months ended June 30, 2018, the most significant dividends received included $32.5 million from our consolidated special situations funds, $30.5 million from our consolidated energy funds and $13.7 million from our consolidated real estate funds. During the six months ended June 30, 2017, the most significant dividends received included $44.1 million from our consolidated special situations funds and $11.1 million from our consolidated real estate funds. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Income

The increase in interest income during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a higher level of interest earned related to (i) the closing of seven additional CLOs subsequent to the six months ended June 30, 2017, (ii) an increase in the amount of additional capital deployed in investments held by KREF compared to the prior period and (iii) an increase in the amount of investments held at our India debt financing company as compared to the prior period. These increases were partially offset by a decrease in interest income earned as a result of the sale of KKR's beneficial interest in four consolidated CMBS vehicles held by KREF that resulted in the deconsolidation of such vehicles subsequent to June 30, 2017. For a discussion of other factors that affected KKR's interest income, see "—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Expense

The increase in interest expense during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to the impact of (i) the closing of seven additional CLOs subsequent to the six months ended June 30, 2017 and (ii) increased borrowings at KFN. These increases were partially offset by a decrease in interest expense incurred as a result of the sale of KKR's beneficial interest in four consolidated CMBS vehicles held by KREF that resulted in the deconsolidation of such vehicles subsequent to June 30, 2017. For a discussion of other factors that affected KKR's interest expense, see "—Segment Analysis—Segment Expenses—Interest Expense."

Income (Loss) Before Taxes

The increase in income (loss) before taxes for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due primarily to a higher level of net gains from investment activities, and to a lesser extent, a higher level of interest income, partially offset by a lower level of capital allocation-based income, in each case as described above.

Income Taxes

The increase in income taxes for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is due primarily to the tax effect of a gain recognized on the FS Investments Transaction during the second quarter of 2018. This increase was partially offset by a decrease in income taxes primarily due to the impact of the 2017 Tax Act which was enacted on December 22, 2017. The 2017 Tax Act, among other provisions, reduced the U.S. federal corporate tax rate from 35% to 21%. Accordingly, a lower amount of income tax expense was incurred during the six months ended June 30, 2018 for those entities within KKR’s business that were already subject to corporate income tax, which generally include our management companies and capital markets companies.

Prior to the Conversion, KKR’s investment income and carried interest were generally not subject to corporate income taxes. In periods subsequent to the Conversion we expect that all income earned by KKR will be subject to corporate income taxes resulting in an overall higher income tax expense (or benefit).

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the six months ended June 30, 2018 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnerships as well as third-party limited partner interests in those investment funds that we consolidate. The increase from the prior period is due primarily to a higher level of income recorded by certain consolidated fund entities that is attributable to third party limited partners as well as higher amounts attributed to KKR Holdings in connection with a higher level of income recognized for the six months ended June 30, 2018 as compared to the prior period. This increase was partially offset by a reduction in KKR Holdings' ownership percentage in the KKR Group Partnerships.

Net Income (Loss) Attributable to KKR & Co. L.P.

The increase in net income (loss) attributable to KKR & Co. L.P. for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a higher level of net investment gains partially offset by a lower level of carried interest gains and an increase in income attributable to noncontrolling interests in the current period as compared to the prior period.

Condensed Consolidated Statements of Financial Condition

The following table provides the condensed consolidated statements of financial condition on a GAAP basis as of June 30, 2018 and December 31, 2017.

(Amounts in thousands, except common unit and per common unit amounts)
	As of	As of
	June 30, 2018	December 31, 2017

Assets
Cash and Cash Equivalents	$2,065,172	$1,876,687
Investments	42,622,545	39,013,934
Other	3,884,947	4,944,098
Total Assets	48,572,664	45,834,719

Liabilities and Equity
Debt Obligations	19,972,383	21,193,859
Other Liabilities	4,313,091	3,978,060
Total Liabilities	24,285,474	25,171,919

Redeemable Noncontrolling Interests	962,147	610,540

Equity
Series A Preferred Units	332,988	332,988
Series B Preferred Units	149,566	149,566
KKR & Co. L.P. Capital - Common Unitholders	7,909,830	6,703,382
Noncontrolling Interests	14,932,659	12,866,324
Total Equity	23,325,043	20,052,260
Total Liabilities and Equity	$48,572,664	$45,834,719

KKR & Co. L.P. Capital Per Outstanding Common Unit - Basic	$15.09	$13.79

Condensed Consolidated Statements of Cash Flows

The accompanying condensed consolidated statements of cash flows include the cash flows of our consolidated entities which include certain consolidated investment funds and CFEs notwithstanding the fact that we may hold only a minority economic interest in those funds and CFEs.

The assets of our consolidated funds and CFEs, on a gross basis, can be substantially larger than the assets of our business and, accordingly, could have a substantial effect on the cash flows reflected in our condensed consolidated statements of cash flows. The primary cash flow activities of our consolidated funds and CFEs involve: (i) capital contributions from fund investors; (ii) using the capital of fund investors to make investments; (iii) financing certain investments with indebtedness; (iv) generating cash flows through the realization of investments and (v) distributing cash flows from the realization of investments to fund investors. Because our consolidated funds and CFEs are treated as investment companies for accounting purposes, certain of these cash flow amounts are included in our cash flows from operations.

On January 1, 2018, KKR adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amends the guidance to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. Upon adoption, (i) Restricted Cash and Cash Equivalents and (ii) Cash and Cash Equivalents Held at Consolidated Entities were (a) included in the cash and cash-equivalents balances in the condensed consolidated statements of cash flows and (b) disclosed in a reconciliation between the condensed consolidated statements of financial condition and the condensed consolidated statements of cash flows. This guidance has been applied on a full retrospective basis. For the six months ended June 30, 2017, $198.7 million of cash provided by operating activities and $108.8 million of cash provided by investing activities were removed from net cash provided (used) by operating activities and net cash provided (used) by investing activities, respectively, and included in net increase/(decrease) in cash, cash-equivalents and restricted cash in the condensed consolidated statements of cash flows.

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(4.5) billion and $(2.1) billion during the six months ended June 30, 2018 and 2017, respectively. These amounts primarily included: (i) proceeds from investments net of investments purchased of $(5.4) billion and $(3.0) billion during the six months ended June 30, 2018 and 2017, respectively; (ii) net realized gains (losses) on investments of $185.2 million and $44.8 million during the six months ended June 30, 2018 and 2017, respectively; (iii) change in unrealized gains (losses) on investments of $1,404.2 million and $796.3 million during the six months ended June 30, 2018 and 2017 respectively and (iv) capital allocation-based income of $636.0 million and $1,022.6 million during the six months ended June 30, 2018 and 2017, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(18.6) million and $(49.4) million during the six months ended June 30, 2018 and 2017, respectively. Our investing activities included: (i) the purchase of fixed assets of $(45.2) million and $(48.2) million during the six months ended June 30, 2018 and 2017, respectively; (ii) proceeds from sale of oil and natural gas properties of $26.6 million for the six months ended June 30, 2018 and (iii) development of oil and natural gas properties of $(1.1) million for the six months ended June 30, 2017.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $4.1 billion and $1.4 billion during the six months ended June 30, 2018 and 2017, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling and redeemable noncontrolling interests of $1.2 billion and $1.1 billion during the six months ended June 30, 2018 and 2017, respectively; (ii) proceeds received net of repayment of debt obligations of $3.2 billion and $0.5 billion during the six months ended June 30, 2018 and 2017, respectively; (iii) distributions to our partners of $(167.1) million and $(150.9) million during the six months ended June 30, 2018 and 2017, respectively; (iv) net delivery of common units of $(53.4) million and $(37.3) million during the six months ended June 30, 2018 and 2017, respectively; (v) unit repurchases of $(52.2) million during the six months ended June 30, 2018 and (vi) preferred unit distributions of $(16.7) million during the six months ended June 30, 2018 and 2017.

Segment Analysis

The following is a discussion of the results of our business on a segment basis for the three and six months ended June 30, 2018 and 2017. You should read this discussion in conjunction with the information included under "—Basis of Accounting—Key Segment and Other Operating and Performance Measures" and the condensed consolidated financial statements and related notes included elsewhere in this report.
In connection with a change to KKR's chief operating decision makers, KKR's management has reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. Effective with the three months ended June 30, 2018, the items detailed below have changed with respect to the preparation of the reports used by KKR's chief operating decision makers. As a result, KKR has modified the presentation of its segment financial information effective as of and for the three months ended June 30, 2018, with retrospective application to all prior periods presented.
        The most significant changes between KKR's current segment presentation and its previous segment presentation reported prior to the three months ended June 30, 2018, are as follows:

•
After-tax Distributable Earnings - After-tax distributable earnings is the performance measure for KKR's profitability and is used by management in making operational and resource deployment decisions since after-tax distributable earnings aligns KKR's net realized performance with the manner in which KKR receives its revenues and determines the compensation of its employees. Previously, economic net income was a key performance measure. The key distinction between after-tax distributable earnings and economic net income is that after-tax distributable earnings reflects the earnings of KKR excluding mark-to-market gains (losses).

•
Single Reportable Segment - KKR operates through one operating and reportable segment as the chief operating decision makers assess performance of and allocate resources to all of its business lines on a collective basis. These performance assessments and resource allocation decisions are based both on individual and group performance and on broad considerations reflecting KKR's "one-firm approach," which includes operating collaboratively across business lines with predominantly a single expense pool. Historically, KKR operated as four reportable segments.

•
Elimination of Expense Allocation Process - In previous periods, certain expenses were allocated among four historical reportable segments. Effective with the three months ended June 30, 2018, for the reasons discussed above, a majority of our expenses, namely compensation expense and interest expense, are not specifically allocated among our business lines. Accordingly, KKR has eliminated the expense allocation process that was used in prior periods.

•
Inclusion of Equity Based Compensation in After-tax Distributable Earnings - Historically, equity-based compensation expense relating to the Equity Incentive Plan was not reflected in our calculation of after-tax distributable earnings. Under KKR's current segment presentation, equity-based compensation expense is included in after-tax distributable earnings as a component of compensation expense in order to reflect the dilutive nature of these non-cash equity-based awards. For comparability, after-tax distributable earnings for the comparable prior periods have been calculated using this new definition in this report.

•
Interest Expense Excluded from Segment Revenues - Historically, KKR's interest expense on its debt capital was allocated entirely to the Principal Activities business line (one of the four historical reportable segments) as a reduction of investment income. As such, interest expense was included as a reduction to total segment revenues. Under KKR's current segment presentation, interest expense is not allocated among its business lines, as its debt capital supports KKR's entire business and not just the Principal Activities business line. As such, KKR's current segment presentation excludes interest expense from total segment revenues.

        In connection with these modifications, segment information as of and for the three and six months ended June 30, 2017 has been presented in this Quarterly Report on Form 10-Q to conform to KKR's current segment presentation for comparability purposes. Consequently, this information will be different from the historical segment financial results previously reported by KKR in its reports filed with the SEC.

Segment Results

The following tables set forth information regarding KKR's segment results and certain key operating metrics as of and for the three and six months ended June 30, 2018 and 2017.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

	Three Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Segment Revenues
Fees and Other, Net
Management Fees	$261,450	$229,569	$31,881
Transaction Fees	163,925	156,465	7,460
Monitoring Fees	25,394	30,510	(5,116)
Fee Credits	(53,021)	(51,384)	(1,637)
Total Fees and Other, Net	397,748	365,160	32,588

Realized Performance Income (Loss)
Carried Interest	342,089	264,668	77,421
Incentive Fees	17,651	2,624	15,027
Total Realized Performance Income (Loss)	359,740	267,292	92,448

Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	97,480	7,180	90,300
Interest Income and Dividends	71,228	67,836	3,392
Total Realized Investment Income (Loss)	168,708	75,016	93,692
Total Segment Revenues	926,196	707,468	218,728

Segment Expenses
Compensation and Benefits (2)	368,562	292,415	76,147
Occupancy and Related Charges	14,665	13,407	1,258
Other Operating Expenses (3)	63,561	53,069	10,492
Total Segment Expenses	446,788	358,891	87,897

Segment Operating Earnings	479,408	348,577	130,831

Interest Expense	45,474	47,026	(1,552)
Preferred Dividends	8,341	8,341	—
Income (Loss) Attributable to Noncontrolling Interests	1,082	1,180	(98)
Income Taxes Paid	19,820	15,084	4,736
After-tax Distributable Earnings	$404,691	$276,946	$127,745

(1)
Given the extraordinary nature of the Conversion, the reported segment financial results for the three months ended June 30, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

(2)	Includes equity-based compensation of $58,198 and $44,976 for the three months ended June 30, 2018 and June 30, 2017, respectively.

(3)	For the three months ended June 30, 2018, excludes approximately $11.5 million of non-recurring costs in connection with the Conversion.

Segment Revenues

The following sections discuss revenues for each of our business lines on a disaggregated basis for the three months ended June 30, 2018 and 2017.

Private Markets Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Private Markets business line for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$156,295	$142,253	$14,042
Transaction Fees	48,567	37,252	11,315
Monitoring Fees	25,394	30,510	(5,116)
Fee Credits	(43,249)	(31,750)	(11,499)
Total Fees and Other, Net	187,007	178,265	8,742

Realized Performance Income (Loss)
Carried Interest	342,089	264,668	77,421
Incentive Fees	—	—	—
Total Realized Performance Income (Loss)	$342,089	$264,668	$77,421

Fees and Other, Net

The increase for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to an increase in management fees and transaction fees, partially offset by a corresponding increase in fee credits.

The increase in management fees was primarily due to (i) the new management fees earned from our Real Estate Partners Americas II fund when it entered its investment period in the second quarter of 2017 and (ii) a higher level of capital invested by our Asian Fund II. This net increase was partially offset by decreases due to (i) management fees calculated based on lower levels of invested capital as a result of realizations primarily in our 2006 Fund, European Fund III and Asian Fund and (ii) lower management fees earned from our Real Estate Partners Americas fund when it entered its post-investment period in the second quarter of 2017, in which it pays fees based on capital invested rather than remaining commitments and capital invested during the investment period.

The increase in transaction fees was primarily attributable to an increase in the size of transaction fee-generating investments. During the three months ended June 30, 2018, there were 7 transaction fee-generating investments that paid an average fee of $6.9 million compared to 12 transaction fee-generating investments that paid an average fee of $3.1 million during the three months ended June 30, 2017. For the three months ended June 30, 2018, approximately 54% of these transaction fees were paid by companies located in North America, 38% were paid from companies located in the Asia-Pacific region and 8% were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The increase in fee credits is due primarily to a higher level of transaction fees reimbursable to the fund investors.

The decrease in monitoring fees was primarily attributable to lower termination payments compared to the prior period, partially offset by an increase in recurring monitoring fees. For the three months ended June 30, 2018, we received a termination payment of $7.5 million in connection with the IPO of BrightView Holdings, Inc. (NYSE: BV) compared to $16.0 million of termination payments received in the three months ended June 30, 2017 relating to the IPO of Gardner Denver Holdings, Inc. (NYSE: GDI). These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the IPO and other realization activity in our private equity portfolio, and are expected to continue to be smaller in size and number compared to prior periods. Recurring monitoring fees increased $3.4 million, which was primarily the result of an increase in the number of portfolio companies paying monitoring fees. For the three months ended June 30, 2018, we had 55 portfolio companies that were paying an average monitoring fee of $0.3 million compared with 50 portfolio companies that were paying an average monitoring fee of $0.3 million for the three months ended June 30, 2017.

Realized Performance Income

The following table presents realized carried interest by investment vehicle for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
	($ in thousands)
North America Fund XI	$172,115	$14,663
Millennium Fund	72,501	—
2006 Fund	42,207	104,330
Asian Fund II	21,203	29,351
Asian Fund	18,425	3,553
Co-Investment Vehicles and Other	7,021	4,530
China Growth Fund	4,864	13,239
Real Estate Partners Americas	3,753	1,685
European Fund III	—	78,545
Global Infrastructure Investors	—	14,772
Total Realized Carried Interest (1)	$342,089	$264,668

(1)	The above table excludes any funds for which there was no realized carried interest during either of the periods presented.

Realized carried interest for the three months ended June 30, 2018 consisted primarily of realized gains from the partial sales of Aricent Group (technology sector) and Gardner Denver Holdings, Inc. and the sale of Mitchell International (technology sector).

Realized carried interest for the three months ended June 30, 2017 consisted primarily of realized gains from the sale of PortAventura Entertainment S.A. (hotels/leisure sector) and partial sales of US Foods Holding Corp. and GoDaddy Inc. (NYSE: GDDY).

Subsequent to June 30, 2018 and through July 26, 2018 we completed, or expect to complete, realization activities with respect to certain private equity portfolio companies through dividends or agreements to sell, including partial sales and secondary sales. The most significant of these transactions are Mehiläinen (health care sector), Qingdao Haier Co., Ltd. (CH: 600690) and certain real estate investments. These transactions will result in realized performance income and realized investment income of approximately $175.0 million. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions; there can be no assurance if or when any of these transactions will be completed.

Public Markets Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Public Markets business line for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$105,155	$87,316	$17,839
Transaction Fees	10,673	25,515	(14,842)
Fee Credits	(9,772)	(19,634)	9,862
Total Fees and Other, Net	106,056	93,197	12,859

Realized Performance Income (Loss)
Carried Interest	—	—	—
Incentive Fees	17,651	2,624	15,027
Total Realized Performance Income (Loss)	$17,651	$2,624	$15,027

Fees and Other, Net

The increase for the three months ended June 30, 2018 compared to the prior period was primarily due to an increase in management fees, partially offset by an decrease in transaction fees, net of fee credits. The increase in management fees was primarily due to an increase in fees earned from BDCs advised or sub-advised by KKR driven primarily by the completion of the FS Investments Transaction in the second quarter of 2018 and increased fees from our strategic manager partnerships as a result of greater FPAUM. As a result of the closing of the FS Investments Transaction on April 9, 2018, KKR began receiving its portion of the management and incentive fees on an additional $13.2 billion of FPAUM (relating to FS Investments' BDCs), which are reflected in our operating results beginning in the second quarter of 2018. This increase was partially offset by a reduction in management fees from KKR Prisma as a result of the PAAMCO Prisma transaction that closed in the second quarter of 2017. KKR reports its investment in PAAMCO Prisma using the equity method of accounting, and on a segment basis, KKR reflects its allocation of the net income of PAAMCO Prisma as management fees and realized incentive fees. Accordingly, the management fees and other revenues and expenses of KKR Prisma that had been reported on a gross basis prior to the closing of the transaction on June 1, 2017 are reflected on a net basis as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017, resulting in a decrease in our reported gross management fees when compared to the prior period.

The decrease in transaction fees was driven primarily by an $18.5 million breakup fee received in the three months ended June 30, 2017 in connection with a terminated transaction and included in transaction fees, compared to no such breakup fees in the three months ended June 30, 2018. The net amount of this fee attributable to us after credits to our fund limited partners was $4.6 million.

Realized Performance Income

The increase for the three months ended June 30, 2018 was primarily attributable to higher incentive fees received from BDCs advised or sub-advised by KKR, and to a lesser extent, higher incentive fees earned in our strategic manager partnerships.

Capital Markets Revenues

The following table presents Transaction Fees in the Capital Markets business line for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Transaction Fees	$104,685	$93,698	$10,987

Transaction fees increased due primarily to an increase in both the size and number of capital markets transactions for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Overall, we completed 52 capital markets transactions for the three months ended June 30, 2018, of which 7 represented equity offerings and 45 represented debt offerings, as compared to 49 transactions for the three months ended June 30, 2017, of which 11 represented equity offerings and 38 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the three months ended June 30, 2018, approximately 17% of our transaction fees were earned from unaffiliated third parties as compared to approximately 27% for the three months ended June 30, 2017. Our transaction fees are comprised of fees earned from North America, Europe and Asia-Pacific. For the three months ended June 30, 2018, approximately 33% of our transaction fees were generated outside of North America as compared to approximately 26% for the three months ended June 30, 2017. Our capital markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our capital markets business line does not generate management or monitoring fees.

Principal Activities Revenues

The following table presents Realized Investment Income in the Principal Activities business line for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	$97,480	$7,180	$90,300
Interest Income and Dividends	71,228	67,836	3,392
Total Realized Investment Income (Loss)	$168,708	$75,016	$93,692

(1)
Given the extraordinary nature of the Conversion, the reported segment financial results for the three months ended June 30, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

Realized Investment Income
The increase is primarily due to an increased level of net realized gains, and to a lesser extent an increase in net interest income and dividends during the three months ended June 30, 2018, compared to the prior period.
For the three months ended June 30, 2018, net realized gains were comprised of gains from the sale of Private Markets investments including the sales or partial sales of our investments in Next Issue Media, Välinge Innovation AB (manufacturing sector), Aricent Group and Gardner Denver Holdings, Inc., as well as the sale of our alternative credit investment in Amedisys, Inc. (NASDAQ: AMED). Given the extraordinary nature of the Conversion, the reported segment financial results for the three months ended June 30, 2018 exclude approximately $729.4 million of realized losses on certain investments, primarily credit and energy investments, which were realized in the second quarter in advance of the Conversion.

    For the three months ended June 30, 2017, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of PortAventura Entertainment S.A., Panasonic Healthcare Co., Ltd. (health care sector), US Foods Holding Corp. and GoDaddy Inc., partially offset by losses on the restructurings of special situations investment Algeco Scotsman, Inc. (industrial sector) and Aurora Eaglebine (energy sector).
For the three months ended June 30, 2018, interest income and dividends were comprised of (i) $46.1 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our India debt financing company and our cash balances and (ii) $25.1 million of dividend income from distributions received primarily through our energy investments and real estate investments including our investment in KREF.
For the three months ended June 30, 2017, interest income and dividends were comprised of (i) $36.1 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our capital markets business and our cash balances and (ii) $31.7 million of dividend income from distributions received primarily through our private equity investments and real estate investments including our investment in KREF.
The net increase in interest income and dividends is due primarily to a higher level of interest income for the three months ended June 30, 2018 compared to the prior period due to a higher level of investment in CLOs in the current period. This increase was partially offset by a lower level of dividend income.
Segment Expenses
Compensation and Benefits

The increase for the three months ended June 30, 2018 compared to the prior period was due primarily to higher total segment revenues and includes higher equity-based compensation charges resulting from an increase in the number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The increase for the three months ended June 30, 2018 compared to the prior period is primarily due to higher professional fees in connection with the growth of the firm as well as an increase in broken-deal expenses.

Interest Expense

For the three months ended June 30, 2018 and 2017 interest expense relates primarily to the senior notes outstanding for KKR and KFN. The net decrease in interest expense for the three months ended June 30, 2018 compared to the prior period is due to lower interest rates at KFN, and to a lesser extent, an overall lower level of borrowings at KFN. This net decrease was partially offset by an increased level of borrowing under certain of our revolving credit facilities.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the three months ended June 30, 2018 compared to the prior period was due primarily to higher management fees, realized performance income and realized investment income, partially offset by a higher level of compensation expense in the current period compared to the prior period.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of June 30, 2018 and March 31, 2018:

	As of
	June 30, 2018	March 31, 2018	Change
	($ in thousands)
Assets Under Management	$191,265,400	$176,355,700	$14,909,700
Fee Paying Assets Under Management	$138,841,100	$119,658,100	$19,183,000

The following table presents certain key operating and performance metrics as of and for the three months ended June 30, 2018 and 2017:

	As of and for Three Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$4,825,700	$5,369,400	$(543,700)
Uncalled Commitments	$57,417,400	$42,551,600	$14,865,800

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from March 31, 2018 to June 30, 2018:

($ in thousands)
March 31, 2018	$102,240,200
New Capital Raised	1,354,600
Distributions and Other	(4,150,400)
Change in Value	2,947,500
June 30, 2018	$102,391,900

AUM for the Private Markets business line was $102.4 billion at June 30, 2018, an increase of $0.2 billion, compared to $102.2 billion at March 31, 2018.

The increase was primarily attributable to (i) an increase in the value of our Private Markets portfolio and (ii) to a lesser extent, new capital raised primarily in our Global Infrastructure Fund III. These increases were almost entirely offset by distributions to Private Markets fund investors primarily as a result of realizations, most notably in our North America Fund XI, Millennium Fund and European Fund III.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $1.1 billion in our 2006 Fund, $0.9 billion in our North America Fund XI and $0.1 billion in each of our Energy Income and Growth Fund, European Fund III and Americas Fund XII.

For the three months ended June 30, 2018, the value of our private equity investment portfolio increased 6.7%. This was comprised of a 10.6% increase in the share prices of various publicly held or publicly indexed investments and a 4.8% increase in value of our privately held investments.

The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation, as well as gains in National Vision Holdings, Inc. (NASDAQ: EYE) and BrightView Holdings, Inc. These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were losses in Gardner Denver Holdings, Inc., Bharti Infratel Limited (BSE: 534816) and Uxin Limited (NASDAQ: UXIN).

The most significant changes in value of our privately held investments related to Internet Brands, Inc. (technology sector), Ultimate Fighting Championship Ltd. (media sector) and KKR Debt Investors 2006 S.à r.l. (financial services sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Arbor Pharmaceuticals, Inc. (health care sector), Mandala Energy Ltd. (energy sector) and Panasonic Healthcare Co., Ltd. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) changes in foreign exchange rates, in particular in the case of Panasonic Healthcare Co., Ltd. which experienced a decrease due entirely to changes in foreign exchange rates.

For the three months ended June 30, 2017, the value of our private equity investment portfolio increased 7.3%. This was comprised of a 12.5% increase in the share prices of various publicly held or publicly indexed investments and a 5.0% increase in value of our privately held investments.

The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation, Gardner Denver Holdings, Inc. and Qingdao Haier Co., Ltd. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Fujian Sunner Development Co., Ltd (SZ: 002299), US Foods Holding Corp. and COFCO Meat Holdings Limited (HK: 1610). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Hensoldt GmbH (industrial sector), Visma AS (technology sector) and SBB/Telemach Group (telecom sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Santanol Pty Ltd (forestry sector), Toys R Us, Inc. (retail sector) and Arbor Pharmaceuticals, Inc. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to, (i) in the case of Visma AS, a valuation that reflects a pending realization event, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

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

Public Markets

The following table reflects the changes in our Public Markets AUM from March 31, 2018 to June 30, 2018:

($ in thousands)
March 31, 2018	$74,115,500
New Capital Raised	4,584,700
Acquisitions	13,189,100
Distributions	(1,325,000)
Redemptions	(1,319,500)
Change in Value	(371,300)
June 30, 2018	$88,873,500

AUM in our Public Markets business line totaled $88.9 billion at June 30, 2018, an increase of $14.8 billion compared to AUM of $74.1 billion at March 31, 2018. The "Acquisitions" activity represents the AUM previously managed by FS Investments in connection with the completion of the FS Investments Transaction. The increases due to new capital raised were related to multiple strategies, most notably $1.8 billion in CLOs, $1.5 billion in certain leveraged credit strategies, $0.8 billion in our strategic manager partnerships and $0.3 billion in our private credit strategies. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily relating to our strategic manager partnerships and our private credit strategies. The decrease due to change in value was driven primarily by changes in foreign exchange rates which primarily affected certain European leveraged credit strategies and our European CLOs.

Fee-Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from March 31, 2018 to June 30, 2018:

($ in thousands)
March 31, 2018	$61,506,200
New Capital Raised	7,997,800
Distributions and Other	(2,060,300)
Net Changes in Fee Base of Certain Funds	(1,040,300)
Change in Value	(107,700)
June 30, 2018	$66,295,700

FPAUM in our Private Markets business line was $66.3 billion at June 30, 2018, an increase of $4.8 billion, compared to $61.5 billion at March 31, 2018.

The increase was primarily attributable to new capital raised in our Global Infrastructure Fund III, which became fee paying in June 2018, and capital invested in our core investment vehicles. These increases were partially offset by (i) distributions primarily relating to realizations in our North America Fund XI, European Fund II and Millennium Fund and (ii) net changes in the fee base of our Global Infrastructure Fund II and Energy Income and Growth Fund as a result of these funds entering their post investment period, during which they earn fees based on net asset value or invested capital, respectively, rather than remaining commitments/net asset value or remaining commitments/invested capital, respectively.

Uncalled capital commitments from Private Markets investment funds from which KKR is currently not earning management fees amounted to approximately $12.2 billion at June 30, 2018, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.0%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from March 31, 2018 to June 30, 2018:

($ in thousands)
March 31, 2018	$58,151,900
New Capital Raised	4,542,500
Acquisitions	13,189,100
Distributions	(1,440,300)
Redemptions	(1,319,500)
Change in Value	(578,300)
June 30, 2018	$72,545,400

FPAUM in our Public Markets business line was $72.5 billion at June 30, 2018, an increase of $14.3 billion compared to FPAUM of $58.2 billion at March 31, 2018. The "Acquisitions" activity represents the AUM previously managed by FS Investments in connection with the completion of the FS Investments Transaction. The increases due to new capital raised were primarily related to multiple strategies, most notably $1.8 billion in CLOs, $1.3 billion in certain leveraged credit strategies, $0.8 billion in our strategic manager partnerships and $0.5 billion in our private credit strategies. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily with our strategic manager partnerships, our private credit strategies and certain leveraged credit strategies. The decrease due to change in value was driven primarily by changes in foreign exchange rates which primarily affected certain European leveraged credit strategies and our European CLOs.

Uncalled capital commitments from Public Markets investment funds from which KKR is currently not earning management fees amounted to approximately $6.7 billion at June 30, 2018. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Uncalled Commitments

Private Markets

As of June 30, 2018, our Private Markets business line had $48.6 billion of remaining uncalled capital commitments that could be called for investments in new transactions. The increase from June 30, 2017 is due primarily to new capital raised in our core investment vehicles, Global Infrastructure III, two new strategic investor partnerships and Real Estate Partners Americas II, partially offset by capital called from fund investors to make investments during the period.

Public Markets

As of June 30, 2018, our Public Markets business line had $8.9 billion of uncalled capital commitments that could be called for investments in new transactions. The increase from June 30, 2017 is due to new capital raised primarily in our private opportunistic credit strategy, two new and one existing strategic investor partnerships and Lending Partners III fund, partially offset by capital called from fund investors to make investments during the period.

Capital Invested and Syndicated Capital

Private Markets Capital Invested

For the three months ended June 30, 2018, Private Markets had $2.6 billion of capital invested as compared to $3.6 billion for the three months ended June 30, 2017. The decrease was driven primarily by an $1.2 billion decrease in capital invested in our private equity platform (including core investments and growth equity), partially offset by a $0.2 billion increase in capital invested in our real assets and other platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the quarter ended June 30, 2018, 67% of capital deployed in private equity, which includes core equity investments, was in transactions in North America, 24% in the Asia-Pacific region and 9% was in Europe. As of July 26, 2018, our Private Markets business line had announced transactions that were subject to closing conditions which aggregated approximately $5.8 billion. These transactions are generally subject to the satisfaction of closing conditions prior to their completion, and there can be no assurance if or when any of these transactions will be completed.
Public Markets Capital Invested

For the three months ended June 30, 2018, Public Markets had $2.0 billion of capital invested as compared to $1.3 billion for the three months ended June 30, 2017. The increase was primarily due to a higher level of net capital deployed in our direct lending and special situations strategies.

Capital Markets Syndicated Capital

For the three months ended June 30, 2018, Capital Markets had $0.2 billion of syndicated capital as compared to $0.5 billion for the three months ended June 30, 2017. The decrease was primarily due to a decrease in the size of syndication transactions in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Overall, we completed five syndication transactions for the three months ended June 30, 2018 as compared to four syndications for the three months ended June 30, 2017.

Reconciliations to GAAP Measures

For the reconciliations of the most directly comparable financial measures calculated and presented in accordance with GAAP to Total Segment Revenues, Total Segment Expenses and After-tax Distributable Earnings, see Note 14 "Segment Reporting" to the condensed consolidated financial statements included elsewhere in this report.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

	Six Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Segment Revenues
Fees and Other, Net
Management Fees	$513,035	$437,853	$75,182
Transaction Fees	320,770	399,500	(78,730)
Monitoring Fees	42,924	43,730	(806)
Fee Credits	(96,795)	(140,401)	43,606
Total Fees and Other, Net	779,934	740,682	39,252

Realized Performance Income (Loss)
Carried Interest	544,644	470,872	73,772
Incentive Fees	34,058	4,310	29,748
Total Realized Performance Income (Loss)	578,702	475,182	103,520

Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	105,355	86,631	18,724
Interest Income and Dividends	143,805	124,718	19,087
Total Realized Investment Income (Loss)	249,160	211,349	37,811
Total Segment Revenues	1,607,796	1,427,213	180,583

Segment Expenses
Compensation and Benefits (2)	669,042	569,860	99,182
Occupancy and Related Charges	28,248	27,776	472
Other Operating Expenses (3)	121,466	106,567	14,899
Total Segment Expenses	818,756	704,203	114,553

Segment Operating Earnings	789,040	723,010	66,030

Interest Expense	95,666	88,735	6,931
Preferred Dividends	16,682	16,682	—
Income (Loss) Attributable to Noncontrolling Interests	2,285	2,764	(479)
Income Taxes Paid	33,988	41,359	(7,371)
After-tax Distributable Earnings	$640,419	$573,470	$66,949

(1)
Given the extraordinary nature of the Conversion, the reported segment financial results for the six months ended June 30, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

(2)	Includes equity-based compensation of $125,994 and $94,919 for the six months ended June 30, 2018 and June 30, 2017, respectively.

(3)	For the six months ended June 30, 2018, excludes approximately $11.5 million of non-recurring costs in connection with the Conversion.

Segment Revenues

The following sections discuss revenues for each of our business lines on a disaggregated basis for the six months ended June 30, 2018 and 2017.

Private Markets Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Private Markets business line for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$314,485	$265,765	$48,720
Transaction Fees	95,256	155,134	(59,878)
Monitoring Fees	42,924	43,730	(806)
Fee Credits	(84,592)	(117,400)	32,808
Total Fees and Other, Net	368,073	347,229	20,844

Realized Performance Income (Loss)
Carried Interest	544,644	470,872	73,772
Incentive Fees	—	—	—
Total Realized Performance Income (Loss)	$544,644	$470,872	$73,772

Fees and Other, Net

The increase for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to an increase in management fees, partially offset by a decrease in transaction fees, net of fee credits.

The increase in management fees was primarily due to (i) management fees earned from our Asian Fund III when it entered its investment period in the second quarter of 2017, (ii) management fees earned from our Real Estate Partners Americas II fund which entered its investment period in the second quarter of 2017 and (iii) new capital raised in our Health Care Strategic Growth Fund after June 30, 2017. This net increase was partially offset by decreases due to (i) lower management fees paid by our Asian Fund II when it entered its post-investment period in the second quarter of 2017, in which it pays fees at a lower rate than during the investment period and based on capital invested at the time rather than total committed capital and (ii) lower management fees calculated based on lower levels of invested capital as a result of realizations primarily in our European Fund III, Asian Fund and 2006 Fund.

The decrease in transaction fees was primarily attributable to a decrease in both the number and size of transaction fee-generating investments. During the six months ended June 30, 2018, there were 16 transaction fee-generating investments that paid an average fee of $6.0 million compared to 25 transaction fee-generating investments that paid an average fee of $6.2 million during the six months ended June 30, 2017. For the six months ended June 30, 2018, approximately 52% of these transaction fees were paid by companies located in North America, 42% were paid from companies located in the Asia-Pacific region and 6% were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The decrease in fee credits is due primarily to a lower level of transaction fees reimbursable to the fund investors.

Monitoring fees remained relatively flat during the six months ended June 30, 2018, compared to the same period in 2017. Recurring monitoring fees increased $7.7 million, which was primarily the result of an increase in both the size and number of portfolio companies paying monitoring fees. For the six months ended June 30, 2018, we had 57 portfolio companies that were paying an average monitoring fee of $0.6 million compared with 51 portfolio companies that were paying an average monitoring fee of $0.5 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, we received termination payments of $7.5 million in connection with the IPO of BrightView Holdings, Inc. compared to $16.0 million of termination payments received in the six months ended June 30, 2017 relating to the IPO of Gardner Denver Holdings, Inc. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the IPO and other realization activity in our private equity portfolio, and are expected to continue to be smaller in size and number compared to prior periods.

Realized Performance Income

The following table presents realized carried interest by investment vehicle for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	($ in thousands)
North America Fund XI	$207,565	$39,182
2006 Fund	168,157	216,153
Millennium Fund	72,501	28,266
Asian Fund II	37,549	29,351
Asian Fund	28,991	17,846
European Fund III	11,993	78,545
Co-Investment Vehicles and Other	8,691	6,833
China Growth Fund	4,864	20,130
Real Estate Partners Americas	3,895	1,685
European Fund II	438	18,109
Global Infrastructure Investors	—	14,772
Total Realized Carried Interest (1)	$544,644	$470,872

(1)	The above table excludes any funds for which there was no realized carried interest during either of the periods presented.

The most significant realizations contributing to our realized carried interest for the six months ended June 30, 2018, consisted of the sale of Aricent Group and the partial sales of Weld North Holdings LLC (education sector), GoDaddy Inc. and Gardner Denver Holdings, Inc.

Realized carried interest for the six months ended June 30, 2017, consisted primarily of realized gains from the partial sales of US Foods Holding Corp. and PortAventura Entertainment S.A. and the final sale of Galenica AG.

Public Markets Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Public Markets business line for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$198,550	$172,088	$26,462
Transaction Fees	13,231	29,571	(16,340)
Fee Credits	(12,203)	(23,001)	10,798
Total Fees and Other, Net	199,578	178,658	20,920

Realized Performance Income (Loss)
Carried Interest	—	—	—
Incentive Fees	34,058	4,310	29,748
Total Realized Performance Income (Loss)	$34,058	$4,310	$29,748

Fees and Other, Net

The increase for the six months ended June 30, 2018 was primarily due to an increase in management fees, partially offset by an decrease in transaction fees, net of fee credits. The increase in management fees was primarily due to increased fees from our strategic manager partnerships as a result of greater AUM and an increase in fees earned from BDCs advised or sub-advised by KKR resulting in part by the completion of the FS Investments Transaction in the second quarter of 2018. As a result of the closing of the FS Investments Transaction on April 9, 2018, KKR began receiving its portion of the management and incentive fees on an additional $13.2 billion of FPAUM (relating to FS Investments' BDCs), which are reflected in our operating results beginning in the second quarter of 2018. This increase was partially offset by a reduction in management fees from KKR Prisma as a result of the PAAMCO Prisma transaction that closed in the second quarter of 2017. KKR reports its investment in PAAMCO Prisma using the equity method of accounting, and on a segment basis, KKR reflects its allocation of the net income of PAAMCO Prisma as management fees and realized incentive fees.  Accordingly, the management fees and other revenues and expenses of KKR Prisma that had been reported on a gross basis prior to the closing of the transaction on June 1, 2017 are reflected on a net basis as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017 resulting in a decrease in our reported gross management fees when compared to the prior period. The decrease in transaction fees was driven primarily by an $18.5 million breakup fee received in the six months ended June 30, 2017 in connection with a terminated transaction and included in transaction fees, compared to no such breakup fees in the six months ended June 30, 2018. The net amount of this fee attributable to us after credits to our fund limited partners was $4.6 million.

Realized Performance Income

The increase for the six months ended June 30, 2018 compared to the prior period was primarily attributable to higher incentive fees received from BDCs advised or sub-advised by KKR driven in part by the completion of the FS Investments Transaction in the second quarter of 2018, and to a lesser extent, higher incentive fees earned in our strategic manager partnerships.

Capital Markets Revenues

The following table presents Transaction Fees in the Capital Markets business line for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Transaction Fees	$212,283	$214,795	$(2,512)

Transaction fees remained relatively flat during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Overall, we completed 98 capital markets transactions for the six months ended June 30, 2018, of which 11 represented equity offerings and 87 represented debt offerings, as compared to 96 transactions for the six months ended June 30, 2017, of which 18 represented equity offerings and 78 represented debt offerings. Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the six months ended June 30, 2018, approximately 27% of our transaction fees were earned from unaffiliated third parties as compared to approximately 23% for the six months ended June 30, 2017. Our transaction fees are comprised of fees earned from North America, Europe and Asia-Pacific. For the six months ended June 30, 2018, approximately 25% of our transaction fees were generated outside of North America as compared to approximately 42% for the six months ended June 30, 2017. Our capital markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our capital markets business line does not generate management or monitoring fees.

Principal Activities Revenues

The following table presents Realized Investment Income in the Principal Activities business line for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	$105,355	$86,631	$18,724
Interest Income and Dividends	143,805	124,718	19,087
Total Realized Investment Income (Loss)	$249,160	$211,349	$37,811

(1)
Given the extraordinary nature of the Conversion, the reported segment financial results for the six months ended June 30, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

Realized Investment Income
The increase is primarily due to an increase in interest income and dividends and an increased level of net realized gains during the six months ended June 30, 2018, compared to the prior period.
For the six months ended June 30, 2018, interest income and dividends were comprised of (i) $86.9 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our India debt financing company and our cash balances and (ii) $56.9 million of dividend income from distributions received primarily through our real assets investments including our real estate investment in KREF, as well as our credit and energy investments.
For the six months ended June 30, 2017, net interest and dividends were comprised of (i) $74.6 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our capital markets business and our cash balances and (ii) $50.1 million of dividend income from distributions received primarily through our private equity investments and real estate investments including our investment in KREF.
The increase in interest income and dividends is due primarily to a higher level of interest income for the six months ended June 30, 2018 compared to the prior period due to a higher level of investment in CLOs in the current period.
For the six months ended June 30, 2018, net realized gains were comprised primarily of gains from the sale of Private Markets investments including the sales or partial sales of our investments in Next Issue Media, Välinge Innovation AB, Aricent Group, Gardner Denver Holdings, Inc. and Weld North Holdings LLC, as well as the sale of our alternative credit investment in Amedisys. Given the extraordinary nature of the Conversion, the reported segment financial results for the six months ended June 30, 2018 exclude approximately $729.4 million of realized losses on certain investments, primarily credit and energy investments, which were realized in the second quarter in advance of the Conversion.
For the six months ended June 30, 2017, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of HCA Holdings, Inc., Galenica AG and PortAventura Entertainment S.A. partially offset by losses on the sale of Fortune Creek Partnership (energy sector) and the restructurings of Algeco Scotsman and Aurora Eaglebine.

Segment Expenses
Compensation and Benefits

The increase for the six months ended June 30, 2018 compared to the prior period was due primarily to higher total segment revenues and includes higher equity-based compensation charges resulting from an increase in the number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The increase for the six months ended June 30, 2018 compared to the prior period is primarily due to higher professional fees in connection with the growth of the firm as well as an increase in broken-deal expenses.

Interest Expense

For the six months ended June 30, 2018 and 2017 interest expense relates primarily to the senior notes outstanding for KKR and KFN. The increase in interest expense for the six months ended June 30, 2018 compared to the prior period is due to overall higher levels of borrowings, in particular at KFN and under certain of our revolving credit facilities.
After-tax Distributable Earnings

The net increase in after-tax distributable earnings for the six months ended June 30, 2018 compared to the prior period was due primarily to higher management fees, realized performance income and realized investment income, partially offset by a higher level of compensation expense in the current period compared to the prior period.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017	Change
	($ in thousands)
Assets Under Management	$191,265,400	$148,483,000	$42,782,400
Fee Paying Assets Under Management	$138,841,100	$112,646,200	$26,194,900
Uncalled Commitments	$57,417,400	$42,551,600	$14,865,800

The following table presents one of our key performance metrics for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$9,113,300	$11,928,500	$(2,815,200)

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2017 to June 30, 2018:

($ in thousands)
December 31, 2017	$97,527,100
New Capital Raised	7,903,300
Distributions and Other	(6,402,500)
Change in Value	3,364,000
June 30, 2018	$102,391,900

AUM for the Private Markets business line was $102.4 billion at June 30, 2018, an increase of $4.9 billion, compared to $97.5 billion at December 31, 2017.

The increase was primarily attributable to (i) new capital raised primarily in our Global Infrastructure Fund III and our Energy Income and Growth Fund II and (ii) to a lesser extent, an increase in the value of our Private Markets portfolio. These increases were partially offset by distributions to Private Markets fund investors primarily as a result of realizations, most notably in our North America Fund XI, 2006 Fund and European Fund III.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $1.1 billion in our 2006 Fund and $0.3 billion in each of our North America Fund XI, European Fund III and European Fund IV.

For the six months ended June 30, 2018, the value of our private equity investment portfolio increased 6.7%. This was comprised of an 8.2% increase in value of our privately held investments and a 3.4% increase in the share prices of various publicly held or publicly indexed investments.

The most significant changes in value of our privately held investments related to increases in Internet Brands, Inc., Ultimate Fighting Championship Ltd. and Cognita Schools Ltd (education sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Arbor Pharmaceuticals, Inc., Mandala Energy Ltd. and Westbrick Energy Ltd. (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation, GoDaddy Inc. and BrightView Holdings, Inc. These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were losses in Gardner Denver Holdings, Inc., National Vision Holdings, Inc. and Bharti Infratel Limited.

For the six months ended June 30, 2017, the value of our private equity investment portfolio increased 11.7%. This was comprised of an 18.9% increase in the share prices of various publicly held or publicly indexed investments and an 8.0% increase in value of our privately held investments.

The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation, Gardner Denver Holdings Inc. and PRA Health Sciences (NASDAQ: PRAH). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Fujian Sunner Development Co. Ltd, Pets at Home Group Plc (LSE: PETS) and US Foods Holding Corp. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to PortAventura Entertainment S.A., National Vision Holdings, Inc. and Hensoldt GmbH. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Santanol Pty Ltd, Toys R Us, Inc. and Arbor Pharmaceuticals, Inc. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to, (i) in the case of PortAventura, a valuation that reflected a recent realization event, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

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

Public Markets

The following table reflects the changes in our Public Markets AUM from December 31, 2017 to June 30, 2018:

($ in thousands)
December 31, 2017	$70,943,500
New Capital Raised	8,684,800
Acquisitions	13,189,100
Distributions	(2,155,100)
Redemptions	(2,283,600)
Change in Value	494,800
June 30, 2018	$88,873,500

AUM in our Public Markets business line totaled $88.9 billion at June 30, 2018, an increase of $18.0 billion compared to AUM of $70.9 billion at December 31, 2017. The "Acquisitions" activity represents the AUM previously managed by FS Investments in connection with the completion of the FS Investments Transaction. The increases due to new capital raised were primarily related to multiple strategies, most notably $3.8 billion in our strategic manager partnerships, $2.4 billion in certain leveraged credit strategies, $1.8 billion in CLOs and $0.5 billion in one of our strategic investor partnerships. Change in value was driven primarily by net increases in value of our private credit strategies and our strategic manager partnerships. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily with our strategic manager partnerships, in certain leveraged credit strategies, our direct lending strategies and our special situations strategies.

Fee-Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2017 to June 30, 2018:

($ in thousands)
December 31, 2017	$61,678,600
New Capital Raised	8,573,600
Distributions and Other	(3,093,500)
Net Changes in Fee Base of Certain Funds	(1,040,300)
Change in Value	177,300
June 30, 2018	$66,295,700

FPAUM in our Private Markets business line was $66.3 billion at June 30, 2018, an increase of $4.6 billion, compared to $61.7 billion at December 31, 2017.

The increase was primarily attributable to new capital raised in our Global Infrastructure Fund III and capital invested in our core investment vehicles. These increases were partially offset by (i) distributions primarily relating to realizations in our 2006 Fund, North America Fund XI and European Fund III and (ii) net changes in the fee base of our Global Infrastructure Fund II and Energy Income and Growth Fund as a result of them entering into their post investment period, during which they earn fees based on net asset value or invested capital, respectively, rather than remaining commitments/net asset value or remaining commitments/invested capital, respectively.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from December 31, 2017 to June 30, 2018:

($ in thousands)
December 31, 2017	$55,758,900
New Capital Raised	7,957,500
Acquisitions	13,189,100
Distributions	(2,150,800)
Redemptions	(2,283,600)
Change in Value	74,300
June 30, 2018	$72,545,400

FPAUM in our Public Markets business line was $72.5 billion at June 30, 2018, an increase of $16.7 billion compared to FPAUM of $55.8 billion at December 31, 2017. The "Acquisitions" activity represents the AUM previously managed by FS Investments in connection with the completion of the FS Investments Transaction. The increases due to new capital raised were related to multiple strategies, most notably $2.3 billion in certain leveraged credit strategies, $2.2 billion in our strategic manager partnerships, $1.8 billion in CLOs and $1.4 billion in our private credit strategies. Change in value was driven primarily by our strategic manager partnerships. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily with our strategic manager partnerships, our private credit strategies and certain leveraged credit strategies.

Capital Invested and Syndicated Capital

Private Markets Capital Invested

For the six months ended June 30, 2018, Private Markets had $5.0 billion of capital invested as compared to $8.1 billion for the six months ended June 30, 2017. The decrease was driven primarily by a $3.0 billion decrease in capital invested in our private equity platform (including core investments and growth equity) and a $0.1 billion decrease in capital invested in our real assets and other platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the six months ended June 30, 2018, 55% of capital deployed in private equity, which includes core equity investments, was in transactions in North America, 41% was in the Asia-Pacific region and 4% was in Europe.
Public Markets Capital Invested
For the six months ended June 30, 2018, Public Markets had $3.3 billion of capital invested as compared to $2.2 billion for the six months ended June 30, 2017. The increase was primarily due to a higher level of net capital deployed in our direct lending, special situations and private opportunistic credit strategies.
Capital Markets Syndicated Capital

For the six months ended June 30, 2018, Capital Markets had $0.8 billion of syndicated capital as compared to $1.6 billion for the six months ended June 30, 2017. The decrease was primarily due to a decrease in the size and number of syndication transactions in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Overall, we completed eight syndication transactions for the six months ended June 30, 2018 as compared to ten syndications for the six months ended June 30, 2017.

Reconciliations to GAAP Measures

For the reconciliations of the most directly comparable financial measures calculated and presented in accordance with GAAP to Total Segment Revenues, Total Segment Expenses and After-tax Distributable Earnings, see Note 14 "Segment Reporting" to the condensed consolidated financial statements included elsewhere in this report.

Segment Balance Sheet

Our segment balance sheet is the balance sheet of KKR & Co. Inc. and its subsidiaries on a segment basis which includes, but is not limited to, our investment management companies, broker-dealer companies, general partners of our investment funds and KFN. Our segment balance sheet excludes the assets and liabilities of our investment funds and CFEs and other consolidated entities that are not subsidiaries of KKR & Co. Inc.

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

The following tables present information with respect to our segment balance sheet as of June 30, 2018 and December 31, 2017:

	As of	As of
	June 30, 2018	December 31, 2017
	($ in thousands, except per unit amounts)
Cash and Short-term Investments	$2,765,646	$3,214,794
Investments	9,763,985	8,488,606
Unrealized Carried Interest (1)	1,691,112	1,620,401
Other Assets	3,094,715	2,276,286
Corporate Real Estate	161,225	161,225
Total Assets	$17,476,683	$15,761,312

Debt Obligations - KKR (ex-KFN)	$2,364,293	$2,000,000
Debt Obligations - KFN	948,517	764,767
Preferred Shares - KFN	—	373,750
Other Liabilities	727,854	426,699
Total Liabilities	4,040,664	3,565,216

Noncontrolling Interests	22,737	22,187
Preferred Stock	500,000	500,000

Book Value	$12,913,282	$11,673,909

Book Value Per Outstanding Adjusted Share	$15.59	$14.20

(1) Unrealized Carried Interest
Private Markets	$1,526,892	$1,480,142
Public Markets	164,220	140,259
Total	$1,691,112	$1,620,401

Book Value Per Outstanding Adjusted Share

Book value per outstanding adjusted share increased 9.8% from December 31, 2017. This increase was due primarily to a broad-based increase in the value of KKR's investment portfolio, including investments held directly by KKR as well as investments held through investment funds, such as KKR's private equity funds, where KKR is entitled to earn carried interest. For the six months ended June 30, 2018, the value of KKR's balance sheet portfolio, on a segment basis, increased 9.2% and KKR's private equity portfolio increased 6.7%. The increase in book value per outstanding adjusted share was also due to after-tax distributable earnings during the six months ended June 30, 2018. These increases were partially offset by distributions to public unitholders and repurchases of common units during the six months ended June 30, 2018. For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Segment Analysis—Segment Results."

The following table presents the holdings of our segment balance sheet by asset class as of June 30, 2018. To the extent investments on our segment balance sheet, for example in energy, CLOs and specialty finance, are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of June 30, 2018
Investments	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Co-Investments, Core Investments and Other Equity	$3,054,306	$3,816,309	39.1%
Private Equity Funds	1,103,923	1,560,011	16.0%
Private Equity and Other Equity Total	4,158,229	5,376,320	55.1%

Energy	705,108	702,443	7.2%
Real Estate	782,400	818,991	8.4%
Infrastructure	321,975	419,945	4.3%
Real Assets Total	1,809,483	1,941,379	19.9%

Special Situations	778,680	771,338	7.9%
Direct Lending	118,692	113,039	1.2%
Mezzanine	24,825	28,252	0.3%
Alternative Credit Total	922,197	912,629	9.4%
CLOs	674,820	637,068	6.5%
Other Leveraged Credit	141,289	161,522	1.7%
Specialty Finance	285,884	209,021	2.1%
Credit Total	2,024,190	1,920,240	19.7%

Other	475,255	526,046	5.3%

Total Investments	$8,467,157	$9,763,985	100.0%

	As of June 30, 2018
Significant Investments: (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
First Data Corporation (NYSE: FDC)	$956,454	$1,477,777	15.1%
USI, Inc.	500,111	550,112	5.6%
KKR Real Estate Finance Trust Inc. (NYSE: KREF)	325,000	321,425	3.3%
Heartland Dental	302,255	302,255	3.1%
PetVet	243,188	267,507	2.7%
Total Significant Investments	2,327,008	2,919,076	29.8%

Other Investments	6,140,149	6,844,909	70.2%
Total Investments	$8,467,157	$9,763,985	100.0%

(1)
The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their fair values as of June 30, 2018. The fair value figures include the co-investment and the limited partner and/or general partner interests held directly by KKR in the underlying investment, if applicable.

The following tables provide reconciliations of KKR's GAAP Condensed Consolidated Statements of Financial Condition to our Segment Balance Sheet as of June 30, 2018 and December 31, 2017.

As of June 30, 2018
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	SEGMENT BALANCE SHEET

Assets
Cash and Cash Equivalents	$2,065,172	—	—	708,157	—	(7,683)	$2,765,646	Cash and Short-term Investments
Investments	42,622,545	(29,924,613)	(1,242,835)	(1,691,112)	—	—	9,763,985	Investments
		—	—	1,691,112	—	—	1,691,112	Unrealized Carried Interest
Other Assets	3,884,947	222,750	—	(869,382)	—	(143,600)	3,094,715	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$48,572,664	(29,701,863)	(1,242,835)	—	—	(151,283)	$17,476,683

Liabilities and Equity
Debt Obligations	19,972,383	(16,659,573)	—	(948,517)	—	—	2,364,293	Debt Obligations - KKR (ex-KFN)
		—	—	948,517	—	—	948,517	Debt Obligations - KFN
Other Liabilities	4,313,091	(2,219,130)	(1,242,835)	—	—	(123,272)	727,854	Other Liabilities
Total Liabilities	24,285,474	(18,878,703)	(1,242,835)	—	—	(123,272)	4,040,664

Redeemable Noncontrolling Interests	962,147	(962,147)	—	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—	—
KKR & Co. L.P. Capital - Common Unitholders	7,909,830	196,032	—	(17,446)	4,852,877	(28,011)	12,913,282	Book Value
Noncontrolling Interests	14,932,659	(10,057,045)	—	—	(4,852,877)	—	22,737	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Stock
Total Liabilities and Equity	$48,572,664	(29,701,863)	(1,242,835)	—	—	(151,283)	$17,476,683

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

As of December 31, 2017
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	SEGMENT BALANCE SHEET

Assets
Cash and Cash Equivalents	$1,876,687	—	—	1,338,107	—	—	$3,214,794	Cash and Short-term Investments
Investments	39,013,934	(27,684,368)	(1,220,559)	(1,620,401)	—	—	8,488,606	Investments
		—	—	1,620,401	—	—	1,620,401	Unrealized Carried Interest
Other Assets	4,944,098	(974,710)	—	(1,499,332)	—	(193,770)	2,276,286	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$45,834,719	(28,659,078)	(1,220,559)	—	—	(193,770)	$15,761,312

Liabilities and Equity
Debt Obligations	21,193,859	(18,429,092)	—	(764,767)	—	—	2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	764,767	—	—	764,767	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	3,978,060	(2,207,518)	(1,220,559)	—	—	(123,284)	426,699	Other Liabilities
Total Liabilities	25,171,919	(20,636,610)	(1,220,559)	373,750	—	(123,284)	3,565,216

Redeemable Noncontrolling Interests	610,540	(610,540)	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—
KKR & Co. L.P. Capital - Common Unitholders	6,703,382	214,188	—	(17,446)	4,844,271	(70,486)	11,673,909	Book Value
Noncontrolling Interests	12,866,324	(7,626,116)	—	(373,750)	(4,844,271)	—	22,187	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Stock
Total Liabilities and Equity	$45,834,719	(28,659,078)	(1,220,559)	—	—	(193,770)	$15,761,312

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

The following tables provide reconciliations of KKR's GAAP Common Units Outstanding to Adjusted Shares, Adjusted Shares Eligible for Distribution and Outstanding Adjusted Shares:

	As of	As of
	June 30, 2018	December 31, 2017
GAAP Common Units Outstanding - Basic	524,341,874	486,174,736
Adjustments:
Unvested Common Units (1)	36,267,204	46,475,176
Vested Other Exchangeable Securities (2)	1,401,800	2,299,421
GAAP Common Units Outstanding - Diluted	562,010,878	534,949,333
Adjustments:
KKR Holdings Units (3)	304,107,762	335,971,334
Adjusted Shares	866,118,640	870,920,667
Adjustments:
Unvested Common Units	(36,267,204)	(46,475,176)
Adjusted Shares Eligible for Distribution	829,851,436	824,445,491
Adjustments:
Vested Other Exchangeable Securities (2)	(1,401,800)	(2,299,421)
Outstanding Adjusted Shares	828,449,636	822,146,070

(1)
Represents equity awards granted under the Equity Incentive Plan. The issuance of Class A common stock of KKR & Co. Inc. pursuant to awards under the Equity Incentive Plan dilutes KKR Class A common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. Excludes the award of 2,500,000 restricted stock units granted to each of our Co-Presidents/Co-Chief Operating Officers during 2017 that have not met their market-price based vesting condition as of June 30, 2018. See "Item 1. Condensed Consolidated Financial Statements (Unaudited)—Equity Based Compensation."

(2)
Represents securities in a subsidiary of a KKR Group Partnership and of KKR & Co. Inc. that are exchangeable into KKR & Co. Inc. Class A common stock issued in connection with the acquisition of Avoca.

(3)	Class A common stock that may be issued by KKR & Co. Inc. upon exchange of units in KKR Holdings L.P. for KKR Class A common stock.

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends) as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions of other investments, assets and businesses; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our unitholders, certain holders of certain exchangeable securities and holders of our Series A and Series B Preferred Stock; and (vii) paying borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. See "—Liquidity—Liquidity Needs—Distributions."

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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of June 30, 2018, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report.

As of June 30, 2018, netting holes in excess of $50 million existed at two of our private equity funds, which were our Millennium Fund and Asian Fund II, which had netting holes of approximately $80 million and $60 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

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

Preferred Stock

For a discussion of KKR's equity, including our preferred stock, see Note 15 "Equity" to the audited financial statements included in our Annual Report.

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to:

•
continue to grow our business lines, including seeding new strategies, funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies and otherwise supporting investment vehicles which we sponsor;

•
warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, vehicles, accounts or CLOs pending the contribution of committed capital by the investors in such vehicles, and advancing capital to them for operational or other needs;

•	service debt obligations including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses and contingencies, including litigation matters and, after the Conversion, additional corporate income taxes;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	pay cash dividends in accordance with our dividend policy for our Class A common stock or the terms of our preferred stock;

•	underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;

•
make future purchase price payments in connection with our proprietary investments, such as our strategic manager partnership with Marshall Wace, to the extent not paid by newly issued Class A common stock;

•
acquire other assets for our Principal Activities business line, including other businesses, investments and assets, some of which may be required to satisfy regulatory requirements for our capital markets business or risk retention requirements for CLOs (to the extent it continues to apply); and

•	repurchase KKR's Class A common stock pursuant to the share repurchase program or other securities issued by KKR.

KKR & Co. Inc. Share Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. On February 9, 2017, KKR announced the authorization for KKR to repurchase an incremental $250 million under this unit repurchase program. On May 3, 2018, KKR announced the increase of the available amount under its repurchase program to $500 million, which may be used for the repurchase of its Class A common stock and the retirement of equity awards issued pursuant to our Equity Incentive Plan (and any successor equity plan thereto). During the second quarter of 2018, KKR repurchased 2.2 million shares for approximately $50 million and retired equity awards representing 2.6 million shares for approximately $53 million. As of June 30, 2018, approximately $699 million has been spent since October 27, 2015, representing a total of 44.9 million shares, to either repurchase shares or retire equity awards. As of June 30, 2018, approximately $450 million is available under the repurchase program.

Under the current repurchase program, KKR is authorized to repurchase its Class A common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any Class A common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of Class A common stock, and the program may be suspended, extended, modified or discontinued at any time.

In addition to the purchases of Class A common stock above, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan (and any successor equity plan thereto) representing the right to receive Class A common stock. See "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 8% of a fund's total capital commitments at final closing; however, the size of our general partner commitment to certain funds pursuing newer strategies may exceed this range. The following table presents our uncalled commitments to our active investment funds as of June 30, 2018:

Uncalled Commitments
Private Markets	($ in thousands)
Core Investment Vehicles	$2,454,500
Americas Fund XII	690,800
Asian Fund III	464,900
Global Infrastructure III	270,000
Real Estate Partners Americas II	168,400
Health Care Strategic Growth	144,700
Next Generation Technology Growth	73,900
European Fund IV	71,200
Real Estate Partners Europe	49,000
Real Estate Credit Opportunity Partners	17,500
Other Private Markets Vehicles	513,300
Total Private Markets Commitments	4,918,200

Public Markets
Special Situations Fund II	143,700
Private Credit Opportunities Partners II	35,500
Lending Partners III	19,500
Lending Partners Europe	16,300
Other Public Markets Vehicles	126,100
Total Public Markets Commitments	341,100

Total Uncalled Commitments	$5,259,300

Other Commitments

In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in our Principal Activities business line, and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets business line. As of June 30, 2018, these commitments amounted to $508.9 million and $992.5 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for our Capital Markets business line are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown. Our capital markets business has an arrangement with a third party, which reduces our risk when underwriting certain debt transactions. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Investment in Marshall Wace

On November 2, 2015, KKR entered into a strategic manager partnership with Marshall Wace and acquired a 24.9% interest in Marshall Wace through a combination of cash and common units. Subject to the exercise of a put option by Marshall Wace or a call option by KKR, at subsequent closings to occur in the third and fourth years following the initial closing described above, and subject to satisfaction or waiver of certain closing conditions, including regulatory approvals, KKR may at each such closing subscribe (or be required to subscribe) for an incremental 5% equity interest, for ultimate aggregate ownership of up to 39.9% of Marshall Wace. The exercise of such options would require the use of cash and/or KKR Class A common stock. KKR's investment in Marshall Wace is accounted for using the equity method of accounting.

On November 30, 2017, KKR acquired an additional 5.0% interest in Marshall Wace after the exercise of one of the options agreed to between Marshall Wace and KKR. This acquisition was funded through a combination of cash and 4,727,966 common units.

Corporate Capital Trust

During 2017, CCT shareholders approved, among other things, a proposal for KKR Credit Advisors (US) LLC to become CCT's sole investment adviser subject to the listing of CCT's common stock on a national securities exchange, which occurred during the fourth quarter of 2017.  Following the listing of CCT on the NYSE, KKR Credit Advisors may purchase up to $50 million of CCT's common stock in the aggregate in open-market transactions. Through June 30, 2018, approximately $25.6 million has been purchased.

Tax Receivable Agreement

We may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. The KKR Group Partnerships have made or are expected to make an election under Section 754 of the Code that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for Class A common stock occurs, which may result in an increase in our tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. A net increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax we otherwise would be required to pay in the future. An increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former principals who have exchanged KKR Holdings units for KKR Class A common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the agreement. We expect to benefit from the remaining 15% of cash savings, if any, in income tax that we realize. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events.

These payment obligations are obligations of KKR and not the KKR Group Partnerships. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of our tax returns, which may result in a timing difference between the tax savings and the cash payments made to the selling holders of KKR Group Partnership Units.

For the three and six months ended June 30, 2018 and 2017, no cash payments were made under the tax receivable agreement. As of June 30, 2018, $4.2 million of cumulative income tax savings have been realized. See "—Liquidity—Other Liquidity Needs—Contractual Obligations, Commitments and Contingencies" for a discussion of amounts payable and cumulative cash payments made under this agreement. See also “Reorganization and Amendments to Material Agreements” under “Item 5. Other Information” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which was filed with the SEC on May 8, 2018.

Regarding the impact of the Conversion, see "Part II. Item 1A. Risk Factors—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our Class A common stock for KKR Group Partnership Units and related transactions."

Dividends
A dividend of $0.17 per share of Class A common stock has been declared, which will be paid on August 21, 2018 to holders of record of Class A common stock as of the close of business on August 6, 2018.
A dividend of $0.421875 per share of Series A Preferred Stock has been declared and set aside for payment on September 15, 2018 to holders of record of Series A Preferred Stock as of the close of business on September 1, 2018. A dividend of $0.406250 per share of Series B Preferred Stock has been declared and set aside for payment on September 15, 2018 to holders of record of Series B Preferred Stock as of the close of business on September 1, 2018.
When KKR & Co. Inc. receives distributions from the KKR Group Partnerships (the holding companies of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships.

The declaration and payment of dividends to our Class A common stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. As a corporation, we expect our dividends to our Class A common stockholders, if declared, to be lower than the distribution amounts we declared in prior periods as a limited partnership. Our distribution policy as a limited partnership had been to pay annual aggregate distributions to holders of our common units of $0.68 per common unit, and we have announced that we anticipate that our dividend policy beginning with respect to the third quarter of 2018 will be to pay dividends to holders of our Class A common stock in an initial annual aggregate amount of $0.50 per share (or a quarterly dividend of $0.125 per share), in each case, subject to the discretion of our board of directors based on a number of factors, including KKR’s future financial performance and other considerations that the board deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay following July 1, 2018 (including dividends on our preferred stock) generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. No income, gains, losses, deductions or credits of KKR will flow through to the stockholders for U.S. federal income tax purposes following July 1, 2018. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our Class A common stock will be maintained. Furthermore, the declaration and payment of distributions by the KKR Group Partnerships and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements and the terms of the preferred stock of the KKR Group Partnerships.

Other Liquidity Needs

We may also be required to fund various underwriting, syndication and fronting commitments in our capital markets business in connection with the underwriting of loans, securities or other financial instruments, which has increased in significance in recent periods and may continue to be significant in future periods. We generally expect that these commitments will be syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2018 excluding consolidated funds and CFEs with a reconciliation of such amounts to the anticipated future cash payments of KKR including consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$5,259.3	$—	$—	$—	$5,259.3
Debt payment obligations (2)	—	500.0	226.0	2,586.8	3,312.8
Interest obligations on debt (3)	200.2	311.3	263.4	2,136.7	2,911.6
Underwriting commitments (4)	751.8	—	—	—	751.8
Lending commitments (5)	240.7	—	—	—	240.7
Purchase commitments (6)	508.9	—	—	—	508.9
Lease obligations	51.0	79.2	20.3	11.3	161.8
Corporate real estate (7)	—	292.5	—	—	292.5
Total Contractual Obligations of KKR	7,011.9	1,183.0	509.7	4,734.8	13,439.4
Plus: Uncalled commitments of consolidated funds (8)	9,905.1	—	—	—	9,905.1
Plus: Debt payment obligations of consolidated funds and CFEs (9)	750.4	2,399.9	356.1	13,160.1	16,666.5
Plus: Interest obligations of consolidated funds and CFEs (10)	581.3	1,116.3	873.8	2,475.7	5,047.1
Plus: Purchase commitments of consolidated funds (11)	444.8	—	—	—	444.8
Total Consolidated Contractual Obligations	$18,693.5	$4,699.2	$1,739.6	$20,370.6	$45,502.9

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

(2)
Amounts include: (i) $500 million aggregate principal amount of 6.375% Senior Notes due 2020 issued by KKR Group Finance Co. LLC, $500 million aggregate principal amount of 5.500% Senior Notes due 2043 issued by KKR Group Finance Co. II LLC and $1,000 million aggregate principal amount of 5.125% Senior Notes due 2044 issued by KKR Group Finance Co. III LLC, gross of unamortized discount; (ii) $364.3 million aggregate principal amount of 0.509% Senior Notes due 2023, 0.764% Senior Notes due 2025 and 1.595% Senior Notes due 2038 issued by KKR Group Finance Co. IV LLC (denominated in Japanese Yen); (iii) $500 million aggregate principal amount of KFN 2032 Senior Notes, gross of unamortized discount; (iv) $120 million aggregate principal amount of KFN 2033 Senior Notes; (v) $70.0 million aggregate principal amount of KFN 5.400% Senior Notes due 2033 and (vi) $258.5 million aggregate principal amount of KFN junior subordinated notes, gross of unamortized discount. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at June 30, 2018 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of June 30, 2018, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

(9)
Amounts include (i) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $3.9 billion, (ii) debt securities issued by our consolidated CLOs of $11.7 billion and (iii) debt securities issued by our consolidated CMBS entities of $1.1 billion. In April 2018, a consolidated entity of KKR sold its controlling beneficial interest in four consolidated CMBS vehicles. Debt securities issued by consolidated CLOs and CMBS entities are supported solely by the investments held at the CLO and CMBS vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(10)
The interest obligations on debt of our consolidated funds and CFEs represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at June 30, 2018 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of June 30, 2018, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(11)	Represents commitments of consolidated funds to fund the purchase of various investments.

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of June 30, 2018, an undiscounted payable of $85.0 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2018, approximately $24.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement" and "Part II. Item 1A. Risk Factors—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our Class A common stock for KKR Group Partnership Units and related transactions."

We may incur contingent liabilities for claims that may be made against us in the future. We enter into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of our investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that we have made. KKR has also provided certain guarantees for fraud, willful misconduct, bankruptcy and other customary wrongful acts in connection with certain investment vehicles. KKR has also guaranteed certain of our employees' (other than our named executive officers) and consultants' personal loans obtained in connection with certain fund investments. We have also indemnified employees and non-employees against potential liabilities, in connection with their service as described under "Item 13. Certain Relationships and Related Transactions, and Director Independence-Indemnification of Directors, Officers and Others" in our Annual Report. In addition, we have also provided credit support to certain of our subsidiaries' obligations in connection with certain investment vehicles or partnerships that we manage. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions, and we have also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of certain investment vehicles. Our maximum exposure under these arrangements is currently unknown as our liabilities for these matters would require a claim to be made against us in the future.

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of June 30, 2018, $10.1 million of carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their June 30, 2018 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $1.9 billion. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

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

We classified 6.3% of total investments measured and reported at fair value as Level I at June 30, 2018.

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

We classified 42.3% of total investments measured and reported at fair value as Level II at June 30, 2018.

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

We classified 51.4% of total investments measured and reported at fair value as Level III at June 30, 2018. The valuation of our Level III investments at June 30, 2018 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, we estimated probability of such a sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the total Level III private equity investment portfolio, including investments in both consolidated and unconsolidated investment funds, approximately 79% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 3% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of June 30, 2018, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for this portfolio of Level III private equity investments were 44%, 50% and 6%, respectively.

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

On a segment basis, our energy real asset investments in oil and gas-producing properties as of June 30, 2018 had a fair value of approximately $702 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in book value of $70.2 million. As of June 30, 2018, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that book value would have been approximately $71 million lower.

These hypothetical declines relate only to book value. There would be no current impact on KKR's unrealized carried interest since all of the investment funds which hold these types of energy investments have investment values that are either below their cost or not currently accruing carried interest. Additionally, there would be no impact on fees since fees earned from investment funds which hold investments in oil and gas-producing properties are based on either committed capital or capital invested.

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

Key unobservable inputs that have a significant impact on our Level III investment valuations as described above are included in Note 5 "Fair Value Measurements" of the condensed consolidated financial statements included elsewhere in this report. We utilize several unobservable pricing inputs and assumptions in determining the fair value of our Level III investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of our valuation methodologies. Our reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if we only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies. For valuations determined for periods other than at year end, various inputs may be estimated prior to the end of the relevant period.

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review.

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR's investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of June 30, 2018, less than 3% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.

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

All Level III valuations are also subject to approval by the global valuation committee, which is comprised of senior employees including investment professionals and professionals from business operations functions, and includes one of KKR's Co-Presidents and Co-Chief Operating Officers and its Chief Financial Officer, General Counsel and Chief Compliance Officer. When valuations are approved by the global valuation committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of the board of directors of the general partner of KKR & Co. Inc. and are then reported to the board of directors.

As of June 30, 2018, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

As of June 30, 2018, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of June 30, 2018, investments which represented greater than 5% of investments consisted of First Data Corporation and USI, Inc. valued at $1,477.8 million and $550.1 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of First Data Corporation. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Segment Balance Sheet" for additional information regarding our largest holdings on a segment basis.

Recognition of Investment Income

Investment income consists primarily of the net impact of: (i) realized and unrealized gains and losses on investments; (ii) dividends; (iii) interest income; (iv) interest expense and (v) foreign exchange gains and losses relating to mark-to-market activity on foreign exchange forward contracts, foreign currency options, foreign denominated debt and debt securities issued by consolidated CFEs. Unrealized gains or losses resulting from the aforementioned activities are included in net gains (losses) from investment activities. Upon disposition of an instrument that is marked-to-market, previously recognized unrealized gains or losses are reversed and a realized gain or loss is recognized. While this reversal generally does not significantly impact the net amounts of gains (losses) that we recognize from investment activities, it affects the manner in which we classify our gains and losses for reporting purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risks during the three and six months ended June 30, 2018. For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.

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

 As of the period ended June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the period ended June 30, 2018, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three or six months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The section entitled "Litigation" appearing in Note 16 "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

As a result of the Conversion, we expect to pay more corporate income taxes than we would as a limited partnership. We also expect the anticipated amount of annual dividends to our Class A common stockholders immediately following the Conversion, if declared, to be lower than the distribution amounts we declared in prior annual periods as a limited partnership. In addition, we may fail to realize all or some of the anticipated benefits of the Conversion or those benefits may take longer to realize than expected, which could have a material and adverse impact on the trading price of our securities.
On July 1, 2018, we converted from a limited partnership to a corporation. Following the Conversion, all of our net income is subject to U.S. federal (and state and local) corporate income taxes, which may reduce the amount of cash available for dividends or reinvestment in our business as well as reduce our reported after-tax earnings. Effective January 1, 2018, the maximum U.S. federal corporate income tax rate is 21%, but this rate may increase in the future, which would cause us to pay more corporate income taxes than currently anticipated. For the six months ended June 30, 2018, our effective tax rate under GAAP was 3.5%. Based on tax rates and laws currently in effect and other information currently available, had we converted to a corporation on January 1, 2018, and assuming that the partial step-up in asset basis as a result of the Conversion was accounted for in a period prior to January 1, 2018, we believe our estimated effective tax rate under GAAP for the same period would have been approximately 10.0%. The Conversion will cause a partial step-up in the tax basis of certain of our assets that will be recovered as those assets are sold or the basis is amortized. We present the estimated tax rate for illustrative purpose only, and our actual effective tax rate following the Conversion may vary materially from the rates presented above.
Following the Conversion, the declaration and payment of dividends to our Class A common stockholders are at the sole discretion of our board of directors, and our dividend policy may be changed at any time. As a corporation, we expect our dividends to our Class A common stockholders, if declared, to be lower than the distribution amounts we declared in prior periods as a limited partnership. Our distribution policy as a limited partnership had been to pay annual aggregate distributions to holders of our common units of $0.68 per common unit, and we anticipate that our dividend policy beginning with respect to the third quarter of 2018 will be to pay dividends to holders of our Class A common stock in an initial annual aggregate amount of $0.50 per share (or a quarterly dividend of $0.125 per share), subject to the discretion of our board of directors and compliance with applicable law. For U.S. federal income tax purposes, any dividends we pay following the Conversion (including dividends on our preferred stock) generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, and assuming holding period and other requirements are met by the stockholder. Following the Conversion, no income, gains, losses, deductions or credits of KKR will flow through to the stockholders for U.S. federal income tax purposes.
Although we believe that the Conversion will, among other things, simplify our tax reporting for stockholders, expand our stockholder base, and increase the liquidity of our Class A common stock, we may fail to realize all or some of the anticipated benefits of the Conversion, or those benefits may take longer to realize than we expected, which could contribute to a decline in the trading price of our Class A common stock. Moreover, there can be no assurance that the anticipated benefits of the Conversion will over time offset the cost of the Conversion.
Our Class A common stock is generally non-voting, except as provided in our certificate of incorporation and bylaws or required by Delaware law or the rules of the NYSE.

Holders of our Class A common stock generally have no voting rights, unless provided in our certificate of incorporation and bylaws or required by Delaware law or the rules of the NYSE. As a result, practically all matters submitted to stockholders will be decided by the vote of the holder of the sole share of our Class B common stock, KKR Management LLC (referred to in this report as the Class B Stockholder). Our certificate of incorporation provides for holders of our Class A common stock, voting together with the holders of our Class C common stock as a single class, unless required otherwise by Delaware law, to have the right to vote only with respect to the transfer of Class B common stock prior to December 31, 2018 (subject to exceptions for, among other things, transfers of all shares of Class B common stock to an affiliate of the Class B Stockholder), any increase in the number of authorized shares of Class B common stock, certain sales of all or substantially all of our assets, a merger, consolidation or other business combination and any amendment to our certificate of incorporation that would have a material adverse effect on our Class A common stock relative to the other classes of our stock. See "Description of Capital Stock—Common Stock—Voting Rights" included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2018. Our certificate of incorporation also provides that the number of authorized shares of our Class A common stock may be increased solely with the approval of the Class B Stockholder. As a result, holders of our Class A common stock will have very limited or no ability to influence stockholder decisions, including decisions regarding our business.

The voting rights of holders of our Class A common stock are further restricted by provisions in our certificate of incorporation stating that any of our shares of stock held by a person that beneficially owns 20% or more of any class of stock then outstanding (other than the Class B Stockholder or its affiliates, or a direct or subsequently approved transferee of the Class B Stockholder or its affiliates) cannot be voted on any matter. KKR Holdings, the holder of our Class C common stock, is exempt from this limitation. Our certificate of incorporation and our bylaws also contain provisions limiting the ability of the holders of our Class A common stock to call meetings, to acquire information about our operations and to influence the manner or direction of our management.

These limits on the ability of the holders of the Class A common stock to exercising voting rights restrict the ability of the holders of our Class A common stock to influence matters subject to the vote of our stockholders.

Our founders are able to significantly influence the outcome of any matter that may be submitted for a vote of holders of our Class A common stock.

Generally, to the extent that any matters are required to be submitted to a vote of the holders of our Class A common stock, they will require the approval of a majority or more of all the outstanding designated stock, which refers to classes of common stock designated under our certificate of incorporation to have voting rights with respect to such matters (the "outstanding designated stock"). Currently, our outstanding designated stock consists of our Class A common stock and Class C common stock voting together. As a result, the holders of our Class C common stock, which has been issued to holders of KKR Group Partnership Units, will vote on an equivalent basis with the holders of our Class A common stock on such matters. As of the open of business on July 2, 2018, KKR Holdings owned 304,107,762 shares of Class C common stock, representing approximately 36.7% of the total combined voting power of the Class A common stock and Class C common stock. Depending upon the number of shares of outstanding designated stock actually voted, we believe our senior employees should generally have sufficient voting power to substantially influence matters subject to a vote of our outstanding designated stock, including amendments that could materially and adversely affect the holders of our Class A common stock. See "Description of Capital Stock—Common Stock—Voting Rights" included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2018.

Because our Class A common stock is generally non-voting, we are not required to comply with certain provisions of U.S. securities laws relating to proxy statements and other annual meeting materials. This may limit the information available to holders of our Class A common stock.

Our Class A common stock is registered under Section 12 of the Exchange Act, and is generally non-voting. As a result, we will not be required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of holders of our Class A common stock is required by applicable law. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements may not be available to holders of our Class A common stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the Class B Stockholder, then we will similarly not provide any of this information to the holders of our Class A common stock. Because we are generally not required to file proxy statements or information statements under Section 14 of the Exchange Act, any proxy statement, information statement, or notice of our annual meeting may not include all information under Section 14 of the Exchange Act that a public company with voting securities registered under Section 12 of the Exchange Act would be required to provide to its stockholders. Most of that information, however, will be reported in other public filings. For example, disclosures required by Part III of Form 10-K as well as certain disclosures required by the NYSE that are customarily included in a proxy statement will be included in our Form 10-K, rather than a proxy statement. But some information required in a proxy statement or information statement is not required in any other public filing.  In addition, we will generally not be subject to the "say-on-pay" and "say-on-frequency" provisions of the Dodd–Frank Wall Street Reform and Consumer Protection Act. As a result, our stockholders will not have an opportunity to provide a non-binding vote on the compensation of our named executive officers. Moreover, holders of our Class A common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they generally submit stockholder proposals under Rule 14a-8 of the Exchange Act.

As a "controlled company," we qualify for some exemptions from the corporate governance and other requirements of the NYSE.

We are a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under the NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a "controlled company" and may elect, and we have elected, not to comply with certain corporate governance requirements of the NYSE, including the requirements: (i) that the listed company have a nominating and corporate governance committee that is composed entirely of independent directors, (ii) that the listed company have a compensation committee that is composed entirely of independent directors and (iii) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Certain actions by our board of directors require the approval of the Class B Stockholder, which is controlled by our senior employees.

Although the affirmative vote of a majority of our directors is required for any action to be taken by our board of directors, certain specified actions will also require the approval of the Class B Stockholder, which is controlled by our senior employees. These actions consist of the following:

•
the entry into a debt financing arrangement by us in an amount in excess of 10% of our then existing long-term indebtedness (other than the entry into certain intercompany debt financing arrangements);

•
the issuance by us or our subsidiaries of any securities that would (i) represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 5% on a fully diluted, as converted, exchanged or exercised basis, of any class of our or their equity securities or (ii) have designations, preferences, rights, priorities or powers that are more favorable than those of the Class A common stock;

•	the adoption by us of a shareholder rights plan;

•	the amendment of our certificate of incorporation, certain provisions of our bylaws relating to our board of directors and officers or the operating agreements of the KKR Group Partnerships;

•	the exchange or disposition of all or substantially all of our assets or the assets of any KKR Group Partnership;

•	the merger, sale or other combination of our company or any KKR Group Partnership with or into any other person;

•	the transfer, mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the assets of the KKR Group Partnerships;

•	the appointment or removal of our Chief Executive Officer or a Co-Chief Executive Officer;

•
the termination of our employment of any of our officers or the officers of any of our subsidiaries or the termination of the association of a partner with any of our subsidiaries, in each case, without cause;

•	the liquidation or dissolution of us or any KKR Group Partnership; and

•
the withdrawal, removal or substitution of any person as the general partner of a KKR Group Partnership or the transfer of beneficial ownership of all or any part of a general partner interest in a KKR Group Partnership to any person other than a wholly-owned subsidiary.

Potential conflicts of interest may arise among the Class B Stockholder and the holders of our Class A common stock.

The Class B Stockholder is controlled by our senior employees. Our founders, who also serve as our Co-Chairmen and Co-Chief Executive Officers, are the designated members of the Class B Stockholder and are deemed to represent a majority of the total voting power of the Class B Stockholder when acting together. As a result, conflicts of interest may arise among the Class B Stockholder and its controlling persons, on the one hand, and us and the holders of our Class A common stock, on the other hand.

The Class B Stockholder has the ability to influence our business and affairs through its ownership of the sole share of voting stock, its general ability to appoint our board of directors and provisions under our certificate of incorporation requiring Class B Stockholder approval for certain corporate actions (in addition to approval by our board of directors). If the holders of our Class A common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.

Further, through its ability to elect our board of directors, the Class B Stockholder has the ability to indirectly influence the determination of the amount and timing of the KKR Group Partnerships’ investments and dispositions, cash expenditures, including those relating to compensation, indebtedness, issuances of additional partner interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of KKR Group Partnership Units.

In addition, conflicts may arise relating to the selection and structuring of investments or transactions, declaring dividends and other distributions and other matters due to the fact that certain of our principals indirectly hold their KKR Group Partnership Units through KKR Holdings and its subsidiaries, which are not subject to corporate income taxation.

Our certificate of incorporation states that the Class B Stockholder is under no obligation to consider the separate interests of the other stockholders and contains provisions limiting the liability of the Class B Stockholder.

Our Class A common stock is generally non-voting. As a result, nearly all matters required to be submitted to stockholders will be determined solely by the vote of the Class B Stockholder. Although controlling stockholders may owe duties to minority stockholders, our certificate of incorporation contains provisions limiting the duties owed by the Class B Stockholder and contains provisions allowing the Class B Stockholder to favor its own interests and the interests of its controlling persons over us and the holders of our Class A common stock. Our certificate of incorporation contains provisions stating that the Class B Stockholder is under no obligation to consider the separate interests of the other stockholders (including the tax consequences to such stockholders) in deciding whether or not to cause us to take (or decline to take) any action as well as provisions stating that the Class B Stockholder shall not be liable to the other stockholders for damages or equitable relief for any losses, liabilities or benefits not derived by such stockholders in connection with such decisions. See "—Potential conflicts of interest may arise among the Class B Stockholder and the holders of our Class A common stock."

The Class B Stockholder will not be liable to KKR or holders of our Class A common stock for any acts, or omissions unless there has been a final and non-appealable judgment determining that the Class B Stockholder acted in bad faith or engaged in fraud or willful misconduct and we have also agreed to indemnify the Class B Stockholder to a similar extent.

Even if there is deemed to be a breach of the obligations set forth in our certificate of incorporation, our certificate of incorporation provides that the Class B Stockholder will not be liable to us or the holders of our Class A common stock for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the Class B Stockholder or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These provisions are detrimental to the holders of our Class A common stock because they restrict the remedies available to stockholders for actions of the Class B Stockholder.

In addition, we have agreed to indemnify the Class B Stockholder and its affiliates and any member, partner, Tax Matters Partner (as defined in U.S. Internal Revenue Code of 1986, as amended (the "Code"), in effect prior to 2018), Partnership Representative (as defined in the Code), officer, director, employee agent, fiduciary or trustee of any of KKR or its subsidiaries, any KKR Group Partnership, the Class B Stockholder or any of our or the Class B Stockholder’s affiliates and certain other specified persons (collectively, the "Indemnitees"), to the fullest extent permitted by law, against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts incurred by any Indemnitee. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the Indemnitee acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings.

The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against us and our directors, officers and stockholders.

Our certificate of incorporation requires, to the fullest extent permitted by law, that any claims, suits, actions or proceedings arising out of or relating in any way to our certificate of incorporation may only be brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction. This provision may have the effect of discouraging lawsuits against us and our directors, officers and stockholders.

The Class B Stockholder may transfer its interest in the sole share of Class B Common Stock which could materially alter our operations.

The Class B Stockholder may transfer the share of our Class B common stock held by it to a third party upon receipt of approval to do so by our board of directors and satisfaction of certain other requirements and, effective January 1, 2019, without the consent of the holders of our Class A common stock and Class C common stock. Further, the members of the Class B Stockholder may sell or transfer all or part of their limited liability company interests in the Class B Stockholder at any time without restriction. A new holder of our Class B common stock or new controlling members of the Class B Stockholder may appoint directors to our board of directors who may not be willing or able to cause us to form new funds and could cause us to form funds that have investment objectives and governing terms that differ materially from those of our current funds. A new holder of our Class B common stock, new controlling members of the Class B Stockholder and/or the directors they appoint to our board of directors could also have a different investment philosophy, cause us or our affiliates to employ investment professionals who are less experienced, be unsuccessful in identifying investment opportunities or have a track record that is not as successful as our track record. If any of the foregoing were to occur, we could experience difficulty in making new investments, and the value of our existing investments, our business, our results of operations and our financial condition could materially suffer.

Our certificate of incorporation also provides us with a right to acquire shares of Class A common stock under specified circumstances, which may adversely affect the price of our shares of Class A common stock.

Our certificate of incorporation provides that, if at any time, either (i) less than 10% of the total shares of any class our stock then outstanding (other than Class B common stock, Class C common stock and preferred stock) is held by persons other than the Class B Stockholder and its affiliates or (ii) we are subjected to registration under the provisions of the Investment Company Act, we may exercise our right to call and purchase shares of Class A common stock or assign this right to the Class B Stockholder or any of its affiliates. As a result, a stockholder may have his or her shares of Class A common stock purchased from him or her at an undesirable time or price.

Other anti-takeover provisions in our charter documents could delay or prevent a change in control.

In addition to the provisions described elsewhere relating to the Class B Stockholder’s control, other provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by, for example:

•	permitting our board of directors to issue one or more series of preferred stock,

•	requiring advance notice for stockholder proposals and nominations if they are ever permitted by applicable law, and

•	placing limitations on convening stockholder meetings.

These provisions may also discourage acquisition proposals or delay or prevent a change in control.

We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from future exchanges of our Class A common stock for KKR Group Partnership Units and related transactions.

We are required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. To the extent this occurs, the exchanges are expected to result in an increase or decrease in our share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships that would not otherwise have been available. This acquisition may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of income tax we would otherwise be required to pay in the future. An increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We are party to a tax receivable agreement with KKR Holdings requiring us to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings we actually realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. The reduction in the statutory federal corporate tax rate from 35% to 21% generally would reduce the amount of cash tax savings and thus reduce the amount of the payments to KKR Holdings or transferees of its KKR Group Partnership Units. On the other hand, due to the Conversion, a greater percentage of our income will be subject to corporate taxation and thus generally will increase the amount payable under the tax receivable agreement. This payment obligation will be ours and not of any KKR Group Partnership. While an actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange and the amount and timing of our taxable income, we expect that the payments that we may be required to make to KKR Holdings or transferees of its KKR Group Partnership Units will be substantially greater than had the Conversion not occurred. For additional information regarding the estimated magnitude of such payments as of March 31, 2018, see "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise. In particular, in the event of an early termination of the tax receivable agreement by us, we are required to make an early termination payment based upon the net present value of all tax benefits that would be required to be paid by us to KKR Holdings and current and former principals who have exchanged KKR Holdings units. For additional information regarding the method of calculating the early termination payment, see "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. In addition, upon certain mergers, asset sales, other forms of combination transactions or other changes of control, our minimum obligations under the tax receivable agreement would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the increased tax deductions and increased tax basis and other benefits related to entering into the tax receivable agreement. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity.

Payments under the tax receivable agreement will be based upon the tax reporting positions that we will determine. We are not aware of any issue that would cause the Internal Revenue Service (the "IRS") to challenge a net tax basis increase. However, neither KKR Holdings nor its transferees will reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase, or the tax benefits we claim arising from such increase, is successfully challenged by the IRS. As a result, in certain circumstances, payments to KKR Holdings or its transferees under the tax receivable agreement could be in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

Other than as set forth above and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 under the heading "Risk Factors," which is incorporated herein by reference, there were no material changes to the risk factors disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchases in the Second Quarter of 2018

As announced on October 27, 2015 and amended on February 9, 2017, KKR was authorized to repurchase up to $750 million in the aggregate of its outstanding Class A common stock. On May 3, 2018, KKR announced an increase to the available amount under its repurchase program to $500 million. Prior to this increase, there was approximately $291 million remaining under the program.

Under the current repurchase program, KKR is authorized to repurchase its Class A common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any Class A common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of Class A common stock, and the program may be suspended, extended, modified or discontinued at any time.

In addition to the repurchases of Class A common stock described above, subsequent to May 3, 2018, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan (and any successor equity plan thereto) representing the right to receive shares of Class A common stock. During 2018, KKR paid approximately $53 million in cash in lieu of issuing shares of Class A common stock upon the vesting of equity awards representing 2.6 million shares of Class A common stock to satisfy tax withholding and cash-settlement obligations. Since October 27, 2015, KKR has paid approximately $190 million in cash in lieu of issuing shares of Class A common stock upon the vesting of equity awards representing 11.0 million shares of Class A common stock to satisfy tax withholding and cash-settlement obligations. Since these 11.0 million shares were retired prior to May 3, 2018, such shares are not counted against the amounts remaining under the repurchase program.

The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our Class A common stock during the second quarter of 2018. 2,207,300 shares of Class A common stock were repurchased during the second quarter of 2018. From inception of the repurchase program through June 30, 2018, we had repurchased a total of approximately 33.9 million shares of Class A common stock under the program at an average price of approximately $15.03 per share.

Issuer Purchases of Class A Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2018 to April 30, 2018)	—	$—	31,674,162	$291,225
Month #2 (May 1, 2018 to May 31, 2018)	1,162,700	$22.35	32,836,862	$474,012
Month #3 (June 1, 2018 to June 30, 2018)	1,044,600	$23.19	33,881,462	$449,788
Total through June 30, 2018	2,207,300

(1) On May 3, 2018, KKR announced the increase to the available amount under the repurchase program to $500 million.

Unregistered Sale of Equity Securities

During the second quarter of 2018, 117,043 exchangeable securities issued in connection with the acquisition of Avoca were exchanged for an equal number of shares of our Class A common stock. On July 17, 2018, an additional 1,143,902 shares of our Class A common stock were issued to a holder of other exchangeable securities issued in connection with the acquisition of Avoca. These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

Other Equity Securities

During the second quarter of 2018, 29,540,316 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of shares of our Class A common stock. This resulted in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings. In August 2018, approximately 1.0 million KKR Group Partnership Units are expected to be exchanged by KKR Holdings into an equal number of shares of our Class A common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We are providing the following supplemental information about after-tax economic net income (loss) ("ENI") on a voluntary basis for comparability purposes. ENI is an alternative measurement of the operating and investment earnings of KKR including mark-to-market gains (losses) that has been used historically. ENI is calculated as after-tax distributable earnings, plus unrealized carried interest and unrealized investment income, less unrealized performance income compensation and non-current income taxes.

The following reconciles after-tax distributable earnings and ENI to GAAP Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in thousands)
After-tax Distributable Earnings	$404,691	$276,946	$640,419	$573,470
Add: Unrealized Carried Interest	163,442	296,719	51,710	437,345
Add: Net Unrealized Gains (Losses)	1,389,869	307,977	1,597,731	512,013
Deduct: Unrealized Performance Income Compensation	67,092	119,774	23,969	176,988
Deduct: Non-current Income Taxes	66,458	9,324	76,694	43,374
Add: Non-recurring Items (1)	(729,425)	—	(729,425)	—
ENI	1,095,027	752,544	1,459,772	1,302,466
Deduct: Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	449,859	305,280	570,861	521,712
Deduct: Equity-based and Other Compensation - KKR Holdings L.P.	29,247	42,964	61,942	104,057
Deduct: Amortization of Intangibles and Other, net	(50,643)	4,524	(2,934)	37,361
Add: Provision for Income Tax (Benefit)	86,278	24,408	110,682	84,733
Deduct: Income Tax (Benefit)	60,960	18,538	78,601	59,080
Deduct: One-time Non-recurring Costs (2)	11,501	—	11,501	—
GAAP Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$680,381	$405,646	$850,483	$664,989

(1) Represents losses on certain investments which were realized in the second quarter in advance of the Conversion.
(2) Represents non-recurring costs in connection with the Conversion.

ITEM 6. EXHIBITS.

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
10.1	Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the KKR & Co. Inc. Post-Effective Amendment No. 1 to Form S-8 filed on July 2, 2018).
10.2†
364-Day Revolving Credit Agreement, dated as of June 28, 2018, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., each of the Lenders (as defined therein), and Mizuho Bank, Ltd., as administrative agent.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and June 30, 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and June 30, 2017; (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2018 and June 30, 2017, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

KKR & CO. INC.

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer)

DATE:	August 3, 2018