Form 10-Q
period 2018-09-30
KKR & Co. Inc.
filed 2018-11-02
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018

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

As of November 1, 2018, there were 529,181,096 shares of Class A common stock of the registrant outstanding.

KKR & CO. INC.

FORM 10-Q

For the Quarter Ended September 30, 2018

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

Unless otherwise indicated, references in this report to our fully exchanged and diluted Class A common stock outstanding, or to our Class A common stock outstanding on a fully exchanged and diluted basis, reflect (i) actual Class A common stock outstanding, (ii) Class A common stock into which KKR Group Partnership Units not held by us are exchangeable pursuant to the terms of the exchange agreement described in this report, (iii) Class A common stock issuable in respect of exchangeable equity securities issued in connection with the acquisition of Avoca Capital ("Avoca"), all of which have been exchanged as of September 30, 2018, and (iv) Class A common stock issuable pursuant to any equity awards actually granted from the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (our "Equity Incentive Plan"). Our fully exchanged and diluted Class A common stock outstanding does not include (i) Class A common stock available for issuance pursuant to our Equity Incentive Plan for which equity awards have not yet been granted and (ii) Class A common stock that we have the option to issue in connection with our acquisition of additional interests in Marshall Wace LLP (together with its affiliates, "Marshall Wace").

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share Data)

	September 30, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$2,264,875	$1,876,687
Cash and Cash Equivalents Held at Consolidated Entities	963,777	1,802,372
Restricted Cash and Cash Equivalents	65,949	56,302
Investments	44,119,593	39,013,934
Due from Affiliates	682,007	554,349
Other Assets	2,247,747	2,531,075
Total Assets	$50,343,948	$45,834,719

Liabilities and Equity
Debt Obligations	$20,266,172	$21,193,859
Due to Affiliates	252,547	323,810
Accounts Payable, Accrued Expenses and Other Liabilities	3,685,318	3,654,250
Total Liabilities	24,204,037	25,171,919

Commitments and Contingencies

Redeemable Noncontrolling Interests	1,070,575	610,540

Stockholders' Equity (1)
KKR & Co. L.P. Capital - Common Unitholders (486,174,736 common units issued and outstanding as of December 31, 2017)	—	6,722,863
Preferred Units (20,000,000 units issued and outstanding as of December 31, 2017)	—	482,554
Preferred Stock (20,000,000 shares issued and outstanding as of September 30, 2018)	482,554	—
Class A Common Stock (525,593,409 shares issued and outstanding as of September 30, 2018)	5,256	—
Class B Common Stock (1 share issued and outstanding as of September 30, 2018)	—	—
Class C Common Stock (303,106,993 shares issued and outstanding as of September 30, 2018)	3,031	—
Additional Paid-In Capital	8,005,338	—
Retained Earnings	551,036	—
Accumulated Other Comprehensive Income (Loss)	(40,448)	(19,481)
Total KKR & Co. Inc. Stockholders' Equity	9,006,767	7,185,936
Noncontrolling Interests	16,062,569	12,866,324
Total Equity	25,069,336	20,052,260
Total Liabilities and Equity	$50,343,948	$45,834,719

(1)	See Note 1 "Organization."

See notes to condensed consolidated financial statements.

KKR & CO. INC.
 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (Continued)
 (Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs") as of September 30, 2018 and December 31, 2017. KKR's consolidated VIEs consist primarily of certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs") commercial real estate mortgage-backed securities ("CMBS") and certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR's general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR's beneficial interest therein and any income generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	September 30, 2018
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$437,299	$329,466	$766,765
Restricted Cash and Cash Equivalents	—	43,486	43,486
Investments	13,293,505	14,924,306	28,217,811
Due from Affiliates	—	5,939	5,939
Other Assets	136,909	176,865	313,774
Total Assets	$13,867,713	$15,480,062	$29,347,775

Liabilities
Debt Obligations	$12,645,610	$720,720	$13,366,330
Accounts Payable, Accrued Expenses and Other Liabilities	601,853	173,778	775,631
Total Liabilities	$13,247,463	$894,498	$14,141,961

	December 31, 2017
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,467,829	$231,423	$1,699,252
Restricted Cash and Cash Equivalents	—	21,255	21,255
Investments	15,573,203	9,408,967	24,982,170
Due from Affiliates	—	23,562	23,562
Other Assets	176,572	168,003	344,575
Total Assets	$17,217,604	$9,853,210	$27,070,814

Liabilities
Debt Obligations	$15,586,216	$770,350	$16,356,566
Accounts Payable, Accrued Expenses and Other Liabilities	923,494	243,660	1,167,154
Total Liabilities	$16,509,710	$1,014,010	$17,523,720

See notes to condensed consolidated financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Fees and Other	$491,503	$355,418	$1,299,743	$1,116,382
Capital Allocation-Based Income	638,163	394,234	1,274,149	1,416,825
Total Revenues	1,129,666	749,652	2,573,892	2,533,207

Expenses
Compensation and Benefits	560,434	368,513	1,331,070	1,234,317
Occupancy and Related Charges	15,250	15,267	44,787	44,150
General, Administrative and Other	164,406	146,467	475,884	421,522
Total Expenses	740,090	530,247	1,851,741	1,699,989

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	666,731	52,004	2,256,118	893,065
Dividend Income	38,245	20,774	137,653	100,144
Interest Income	339,393	317,134	989,354	893,832
Interest Expense	(211,081)	(211,959)	(634,521)	(597,403)
Total Investment Income (Loss)	833,288	177,953	2,748,604	1,289,638

Income (Loss) Before Taxes	1,222,864	397,358	3,470,755	2,122,856

Income Tax Expense (Benefit)	(129,405)	18,420	(50,804)	77,500

Net Income (Loss)	1,352,269	378,938	3,521,559	2,045,356
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	12,236	20,876	19,894	64,196
Net Income (Loss) Attributable to Noncontrolling Interests	691,494	196,158	1,985,961	1,137,585
Net Income (Loss) Attributable to KKR & Co. Inc.	648,539	161,904	1,515,704	843,575

Series A Preferred Stock Dividends	5,822	5,822	17,466	17,466
Series B Preferred Stock Dividends	2,519	2,519	7,557	7,557

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$640,198	$153,563	$1,490,681	$818,552

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock
Basic	$1.22	$0.33	$2.94	$1.76
Diluted	$1.17	$0.30	$2.83	$1.63
Weighted Average Shares of Class A Common Stock Outstanding
Basic	525,240,214	471,758,886	507,981,387	463,941,084
Diluted	545,672,953	506,873,177	528,466,390	501,615,635
See notes to condensed consolidated financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income (Loss)	$1,352,269	$378,938	$3,521,559	$2,045,356

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(34,075)	10,001	(57,988)	47,097

Comprehensive Income (Loss)	1,318,194	388,939	3,463,571	2,092,453

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	12,236	20,876	19,894	64,196
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	667,043	199,904	1,946,834	1,161,651

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$638,915	$168,159	$1,496,843	$866,606

See notes to condensed consolidated financial statements.

KKR & CO. INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
 (Amounts in Thousands, Except Share Data)

The statements below for the nine months ended September 30, 2017 and the six months ended June 30, 2018 represent KKR & Co. Inc. as a partnership prior to the Conversion:

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2017	452,380,335	$5,506,375	$(49,096)	$5,457,279	$332,988	$149,566	$10,545,902	$16,485,735	$632,348
Net Income (Loss)		818,552		818,552	17,466	7,557	1,137,585	1,981,160	64,196
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			23,031	23,031			24,066	47,097
Changes in Consolidation				—			(71,657)	(71,657)	(315,057)
Transfer of interests under common control (See Note 15 "Equity")		12,269	(1,988)	10,281			(10,281)	—
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	14,524,298	198,970	(1,615)	197,355			(197,355)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other		(8,093)	498	(7,595)				(7,595)
Net Delivery of Common Units - Equity Incentive Plan	6,229,754	(37,304)		(37,304)				(37,304)
Equity-Based and Other Non-Cash Compensation		149,840		149,840			127,864	277,704
Capital Contributions				—			2,486,848	2,486,848	189,172
Capital Distributions		(230,785)		(230,785)	(17,466)	(7,557)	(1,610,880)	(1,866,688)	(525)
Balance at September 30, 2017	473,134,387	$6,409,824	$(29,170)	$6,380,654	$332,988	$149,566	$12,432,092	$19,295,300	$570,134

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2018	486,174,736	$6,722,863	$(19,481)	$6,703,382	$332,988	$149,566	$12,866,324	$20,052,260	$610,540
Net Income (Loss)		850,483		850,483	11,644	5,038	1,294,467	2,161,632	7,658
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(9,237)	(9,237)			(14,676)	(23,913)
Changes in Consolidation				—			370,307	370,307
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	32,722,098	507,470	(1,998)	505,472			(505,472)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other		6,448	17	6,465				6,465
Net Delivery of Common Units - Equity Incentive Plan	7,652,340	(53,439)		(53,439)				(53,439)
Equity-Based and Other Non-Cash Compensation		125,994		125,994			61,942	187,936
Unit Repurchases	(2,207,300)	(52,212)		(52,212)				(52,212)
Capital Contributions				—			2,410,722	2,410,722	349,451
Capital Distributions		(167,078)		(167,078)	(11,644)	(5,038)	(1,550,955)	(1,734,715)	(5,502)
Balance at June 30, 2018	524,341,874	$7,940,529	$(30,699)	$7,909,830	$332,988	$149,566	$14,932,659	$23,325,043	$962,147

See notes to condensed consolidated financial statements.

KKR & CO. INC.
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) (Continued)
 (Amounts in Thousands, Except Share Data)

The statement below represents KKR & Co. Inc. as a corporation subsequent to the Conversion for the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
	Amounts	Shares
KKR & Co. L.P. Partners' Capital - Common Unitholders
Beginning of Period	$7,940,529	524,341,874
Reclassifications resulting from the Conversion	(7,940,529)	(524,341,874)
End of Period	—	—
Preferred Units
Beginning of Period	482,554	20,000,000
Reclassifications resulting from the Conversion	(482,554)	(20,000,000)
End of Period	—	—
Preferred Stock
Beginning of Period	—	—
Reclassifications resulting from the Conversion	482,554	20,000,000
End of Period	482,554	20,000,000
Class A Common Stock
Beginning of Period	—	—
Reclassifications resulting from the Conversion	5,243	524,341,874
Exchange of KKR Holdings Units and Class C Common Stock	25	2,402,569
Repurchases of Class A Common Stock	(12)	(1,151,034)
End of Period	5,256	525,593,409
Class B Common Stock
Beginning of Period	—	—
Issuance of Class B Common Stock resulting from the Conversion	—	1
End of Period	—	1
Class C Common Stock
Beginning of Period	—	—
Issuance of Class C Common Stock resulting from the Conversion	3,041	304,107,762
Exchange of Class C Common Stock to Class A Common Stock	(10)	(1,000,769)
End of Period	3,031	303,106,993
Additional Paid-In Capital
Beginning of Period	—
Reclassifications resulting from the Conversion	7,932,245
Exchange of KKR Holdings Units and Class C Common Stock	48,844
Tax Effects Resulting from Exchange of KKR Holdings Units and Other	(7,114)
Repurchases of Class A Common Stock	(28,438)
Equity-Based Compensation	59,801
End of Period	8,005,338
Retained Earnings
Beginning of Period	—
Net Income (Loss) Attributable to KKR & Co. Inc.	648,539
Preferred Stock Dividends	(8,341)
Common Stock Dividends	(89,162)
End of Period	551,036
Accumulated Other Comprehensive Income (Loss)
Beginning of Period	(30,699)
Foreign Currency Translation	(9,624)
Exchange of KKR Holdings Units to Class A Common Stock	(145)
Tax Effects Resulting from Exchange of KKR Holdings Units	20
End of Period	(40,448)
Total KKR & Co. Inc. Stockholders' Equity	9,006,767
Noncontrolling Interests (See Note 15 "Equity")	16,062,569
Total Equity	$25,069,336

See notes to condensed consolidated financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net Income (Loss)	$3,521,559	$2,045,356
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	263,230	271,226
Net Realized (Gains) Losses on Investments	(426,220)	2,662
Change in Unrealized (Gains) Losses on Investments	(1,829,898)	(895,727)
Capital Allocation-Based Income	(1,274,149)	(1,416,825)
Other Non-Cash Amounts	(29,739)	15,534
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Consolidation and Other	—	(2,244)
Change in Due from / to Affiliates	(216,665)	(230,948)
Change in Other Assets	205,210	(66,260)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	731,510	1,176,047
Investments Purchased	(26,806,751)	(29,464,933)
Proceeds from Investments	20,621,866	25,981,898
Net Cash Provided (Used) by Operating Activities	(5,240,047)	(2,584,214)

Investing Activities
Purchases of Fixed Assets	(69,954)	(70,849)
Development of Oil and Natural Gas Properties	—	(1,041)
Proceeds from Sale of Oil and Natural Gas Properties	26,630	—
Net Cash Provided (Used) by Investing Activities	(43,324)	(71,890)

Financing Activities
Preferred Stock Dividends	(25,023)	(25,023)
Common Stock Dividends	(256,240)	(230,785)
Distributions to Redeemable Noncontrolling Interests	(10,189)	(525)
Contributions from Redeemable Noncontrolling Interests	450,330	189,172
Distributions to Noncontrolling Interests	(2,191,227)	(1,610,880)
Contributions from Noncontrolling Interests	3,537,037	2,482,649
Net Delivery of Class A Common Stock (Equity Incentive Plan)	(53,439)	(37,304)
Repurchases of Class A Common Stock	(80,662)	—
Proceeds from Debt Obligations	11,429,320	8,848,735
Repayment of Debt Obligations	(7,893,904)	(7,557,245)
Financing Costs Paid	(36,572)	(8,550)
Net Cash Provided (Used) by Financing Activities	4,869,431	2,050,244

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26,820)	70,521

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	(440,760)	(535,339)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	3,735,361	4,345,815
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,294,601	$3,810,476

See notes to condensed consolidated financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$582,148	$577,428
Payments for Income Taxes	$48,891	$34,633
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$273,274	$277,704
Non-Cash Contributions from Noncontrolling Interests	$—	$4,199
Debt Obligations - Net Gains (Losses), Translation and Other	$378,291	$(460,740)
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of Class A Common Stock	$(629)	$(7,595)
Gain on Sale of Oil and Natural Gas Properties	$15,224	$—

Change in Consolidation and Other
Investments	$(3,054,090)	$(174,906)
Due From Affiliates	$—	$(3,536)
Other Assets	$(114,770)	$(298,097)
Debt Obligations	$(4,049,685)	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$197,874	$(114,573)
Noncontrolling Interests	$370,307	$(71,657)
Redeemable Noncontrolling Interests	$—	$(315,057)
Gain on Asset Contribution	$312,644	$—

	September 30, 2018	December 31, 2017
Reconciliation to the Condensed Consolidated Statements of Financial Condition
Cash and Cash Equivalents	$2,264,875	$1,876,687
Cash and Cash Equivalents Held at Consolidated Entities	963,777	1,802,372
Restricted Cash and Cash Equivalents	65,949	56,302
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,294,601	$3,735,361

See notes to condensed consolidated financial statements.

KKR & CO. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All Amounts in Thousands, Except Unit and Share Data, and Except Where Noted)

1. ORGANIZATION

KKR & Co. Inc., together with its subsidiaries ("KKR"), is a leading global investment firm that manages multiple alternative asset classes including private equity, energy, infrastructure, real estate and credit, with strategic partners that manage hedge funds. KKR aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR's portfolio companies. KKR invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

On July 1, 2018, KKR & Co. L.P. converted from a Delaware limited partnership to a Delaware corporation named KKR & Co. Inc. (the "Conversion"). Because the Conversion became effective on July 1, 2018, the prior period amounts in the accompanying condensed consolidated financial statements as of December 31, 2017, for the nine months ended September 30, 2017 and for the six months ended June 30, 2018, reflect KKR as a limited partnership and not a corporation. In this report, references to KKR & Co. Inc. for periods prior to the Conversion mean KKR & Co. L.P., and references to KKR's Class A common stock, Series A Preferred Stock and Series B Preferred Stock for periods prior to the Conversion mean common units, Series A preferred units and Series B preferred units of KKR & Co. L.P., respectively, in each case, except where the context requires otherwise. As a result of the Conversion, the financial impact to the condensed consolidated financial statements contained herein consisted of (i) reclassifications from partnership equity accounts to equity accounts reflective of a corporation and (ii) a partial step-up in the tax basis of certain assets resulting in the recognition of a net income tax benefit. See Note 15 "Equity" for the impact of the Conversion on KKR's equity accounts and Note 11 "Income Taxes" for the impact of the Conversion on KKR's income taxes.

In connection with the Conversion, a wholly-owned subsidiary of KKR & Co. Inc., KKR Group Holdings Corp., became (i) a general partner of KKR Fund Holdings L.P. ("Fund Holdings") and KKR International Holdings L.P. ("International Holdings") and (ii) the sole stockholder of KKR Management Holdings Corp. (the general partner of KKR Management Holdings L.P. ("Management Holdings")) and KKR Fund Holdings GP Limited (the other general partner of Fund Holdings and International Holdings). In addition, certain wholly-owned subsidiaries of KKR & Co. Inc., namely KKR Group Holdings L.P. ("Group Holdings"), KKR Group Limited (the general partner of Group Holdings), KKR Subsidiary Corp. and KKR Subsidiary Partnership L.P., were either merged into another wholly-owned subsidiary of KKR & Co. Inc. or entered into a plan of dissolution. Fund Holdings, Management Holdings and International Holdings are collectively referred to as the "KKR Group Partnerships."

KKR & Co. Inc. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, "KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc. As of September 30, 2018, KKR & Co. Inc. held approximately 63.4% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 36.6% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for shares of Class A common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of Class A common stock of KKR & Co. Inc. The KKR Group Partnerships also have outstanding equity interests that provide for the carry pool and preferred units with economic terms that mirror the preferred stock issued by KKR & Co. Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of KKR & Co. Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the "financial statements"), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The December 31, 2017 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in KKR’s Annual Report on Form 10-K for the year ended December 31, 2017, which include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited consolidated financial statements included in KKR’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC").

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
Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses and investment income (loss) during the reporting periods. Such estimates include but are not limited to (i) the determination of the income tax provision and (ii) the valuation of investments and financial instruments. Actual results could differ from those estimates, and such differences could be material to the financial statements.

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Equity Method

For certain investments in entities over which KKR exercises significant influence but which do not meet the requirements for consolidation and for which KKR has not elected the fair value option, KKR uses the equity method of accounting. The carrying value of equity method investments, for which KKR has not elected the fair value option, is determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR's respective ownership percentage, less distributions.

For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of September 30, 2018, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace"). KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Revenues

For the three and nine months ended September 30, 2018 and 2017, respectively, revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Management Fees	$188,866	$178,942	$547,765	$517,393
Fee Credits	(73,904)	(70,641)	(137,804)	(207,396)
Transaction Fees	290,404	181,280	619,278	581,410
Monitoring Fees	20,176	14,478	63,125	58,977
Incentive Fees	—	2,519	14,038	3,637
Expense Reimbursements	38,212	27,370	108,999	86,226
Oil and Gas Revenue	12,635	12,441	40,995	47,096
Consulting Fees	15,114	9,029	43,347	29,039
Total Fees and Other	491,503	355,418	1,299,743	1,116,382

Carried Interest	543,750	337,459	1,097,673	1,224,235
General Partner Capital Interest	94,413	56,775	176,476	192,590
Total Capital Allocation-Based Income	638,163	394,234	1,274,149	1,416,825

Total Revenues	$1,129,666	$749,652	$2,573,892	$2,533,207

Fees and Other

Fees and Other, as detailed above, are accounted for as contracts with customers. Under the guidance for contracts with customers, KKR is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract and (e) recognize revenue when (or as) KKR satisfies its performance obligation. In determining the transaction price, KKR has included variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. See Note 14 “Segment Reporting” for a disaggregated presentation of revenues by business line from contracts with customers.

Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes KKR's revenues from contracts with customers:

Revenue Type	Customer	Performance Obligation	Performance Obligation Satisfied Over Time or Point In Time (1)	Variable or Fixed Consideration	Payment Terms	Subject to Return Once Recognized	Classification of Uncollected Amounts (2)
Management Fees	Investment funds, CLOs and other vehicles	Investment management services	Over time as services are rendered	Variable consideration since varies based on fluctuations in the basis of the management fee over time	Typically quarterly or annually in arrears	No	Due from Affiliates
Transaction Fees	Portfolio companies and third party companies	Advisory services and debt and equity arranging and underwriting	Point in time when the transaction (e.g. underwriting) is completed	Fixed consideration	Typically paid on or shortly after transaction closes	No	Due from Affiliates (portfolio companies) Other Assets (third parties)
Monitoring Fees
Recurring Fees	Portfolio companies	Monitoring services	Over time as services are rendered	Variable consideration since varies based on fluctuations in the basis of the recurring fee	Typically quarterly in arrears	No	Due from Affiliates
Termination Fees	Portfolio companies	Monitoring services	Point in time when the termination is completed	Fixed consideration	Typically paid on or shortly after termination occurs	No	Due from Affiliates
Incentive Fees	Investment funds and other vehicles	Investment management services that result in achievement of minimum investment return levels	Point in time at the end of the performance measurement period (quarterly or annually) if investment performance is achieved	Variable consideration since contingent upon the investment fund and other vehicles achieving more than stipulated investment return hurdles	Typically paid shortly after the end of the performance measurement period	No	Due from Affiliates
Expense Reimbursements	Investment funds and portfolio companies	Investment management and monitoring services	Point in time when the related expense is incurred	Fixed consideration	Typically shortly after expense is incurred	No	Due from Affiliates
Oil and Gas Revenues	Oil and gas wholesalers	Delivery of oil liquids and gas	Point in time when delivery has occurred and title has transferred	Fixed consideration	Typically shortly after delivery	No	Other Assets
Consulting Fees	Portfolio companies and other companies	Consulting and other services	Over time as services are rendered	Fixed consideration	Typically quarterly in arrears	No	Due from Affiliates

(1) For performance obligations satisfied at a point in time, there were no significant judgments made in evaluating when a customer obtains control of the promised service.
(2) For amounts classified in Other Assets, see Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities". For amounts classified in Due from Affiliates, see Note 13 "Related Party Transactions".

Management Fees

KKR provides investment management services to investment funds, CLOs, and other vehicles in exchange for a management fee. Management fees are determined quarterly based on an annual rate and are generally based upon a percentage of the capital committed or capital invested during the investment period. Thereafter, management fees are generally based on a percentage of remaining invested capital, net asset value, gross assets or as otherwise defined in the respective contractual agreements. Since some of the factors that cause the fees to fluctuate are outside of KKR's control, management fees are considered to be constrained and are therefore not included in the transaction price. Additionally, after the contract is established there are no significant judgments made when determining the transaction price.
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

Notes to Condensed Consolidated Financial Statements (Continued)

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
Management fees earned from KKR's consolidated investment funds, CLOs and other vehicles are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds, CLOs and other vehicles is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not impact the net income (loss) attributable to KKR or KKR stockholders' equity.
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

Transaction Fees
KKR (i) arranges debt and equity financing, places and underwrites securities offerings and provides other types of capital markets services for companies seeking financing in its Capital Markets business line and (ii) provides advisory services in connection with successful Private Markets and Public Markets portfolio company investment transactions, in each case, in exchange for a transaction fee. Transaction fees are separately negotiated for each transaction and are generally based on (i) in our Capital Markets business line, a percentage of the overall transaction size and (ii) for Private Markets and Public Markets transactions, a percentage of either total enterprise value of an investment or a percentage of the aggregate price paid for an investment. After the contract is established, there are no significant judgments made when determining the transaction price.
Monitoring Fees
KKR provides services in connection with monitoring portfolio companies in exchange for a fee. Recurring monitoring fees are separately negotiated for each portfolio company. In addition, certain monitoring fee arrangements may provide for a termination payment following an initial public offering or change of control as defined in the contractual terms of the related agreement. These termination payments are recognized in the period when the related transaction closes. After the contract is established, there are no significant judgments made when determining the transaction price.
Incentive Fees

KKR provides investment management services to certain investment funds, CLOs and other vehicles in exchange for a management fee as discussed above and, in some cases an incentive fee when KKR is not entitled to a carried interest. Incentive fee rates generally range from 5% to 20% of investment gains. Incentive fees are considered a form of variable consideration as these fees are subject to reversal, and therefore the recognition of such fees is deferred until the end of each fund's measurement period (which is generally one year) when the performance-based incentive fees become fixed and

Notes to Condensed Consolidated Financial Statements (Continued)

determinable. Incentive fees are generally paid within 90 days of the end of the investment vehicles' measurement period. After the contract is established, there are no significant judgments made when determining the transaction price.
Expense Reimbursements

Providing investment management services to investment funds and monitoring KKR’s portfolio companies require KKR to arrange for services on behalf of them. In those situations where KKR is acting as an agent on behalf of its investment funds or portfolio companies, it presents the cost of services on a net basis as a reduction of Revenues. In all other situations, KKR is primarily responsible for fulfilling the services and is therefore acting as a principal for those arrangements for accounting purposes. As a result, the expense and related reimbursement associated with those services is presented on a gross basis. Costs incurred are classified as Expenses and reimbursements of such costs are classified as Expense Reimbursements within Revenues on the condensed consolidated statements of operations. After the contract is established, there are no significant judgments made when determining the transaction price.

Oil and Gas Revenue

KKR directly holds certain working and royalty interests in oil and natural gas producing properties that are not held through investment funds. Oil and gas revenue is recognized when the performance obligation is satisfied, which occurs at the point in time when control of the product transfers to the customer. Performance obligations are typically satisfied through the monthly delivery of production. Revenue is recognized based on KKR's proportionate share of production from non-operated properties as marketed by the operator. After the contract is established, there are no significant judgments made when determining the transaction price.

Consulting Fees
Certain consolidated entities that employ non-employee operating consultants provide consulting and other services to portfolio companies and other companies in exchange for a consulting fee. Consulting fees are separately negotiated with each portfolio company for which services are provided and are not shared with KKR. After the contract is established, there are no significant judgments made when determining the transaction price.
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

Notes to Condensed Consolidated Financial Statements (Continued)

Prior to January 1, 2018, to the extent an investment fund was not consolidated, KKR accounted for carried interest within Fees and Other separately from its general partner capital interest, which was included in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Effective January 1, 2018, the carried interest component of the general partner interest and the capital interest KKR holds in its investment funds as the general partner are accounted for as a single unit of account and reported in capital allocation-based income within Revenues in the condensed consolidated statements of operations. This change in accounting principle has been applied on a full retrospective basis. For the three and nine months ended September 30, 2017, $337.4 million and $1,224.2 million were reclassified from Fees and Other, respectively, to Capital Allocation-Based Income in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2017, $56.8 million and $192.6 million were reclassified from Net Gains (Losses) from Investment Activities, respectively, to Capital Allocation-Based Income in the condensed consolidated statements of operations. KKR has concluded that investments made alongside its fund investors in investment funds which entitle KKR to a carried interest represent equity method investments that are not in the scope of the amended revenue recognition guidance.
Income Taxes
KKR & Co. Inc. is a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal, state and local corporate income taxes at the entity level on KKR’s share of net taxable income. In addition, the KKR Group Partnerships and certain of their subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in certain non-U.S. jurisdictions. These entities, in some cases, are subject to U.S. state or local income taxes or non-U.S. income taxes.

Prior to the Conversion, KKR & Co. L.P.’s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR & Co. Inc. is subject to U.S. corporate income taxes, which we believe will result in an overall higher income tax expense (or benefit) when compared to periods prior to the Conversion.

See Note 11 "Income Taxes" for further information on the financial statement impact of the Conversion.

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
2017 Tax Act
The Tax Cuts and Jobs Act, which was enacted in December 2017 (the "2017 Tax Act") makes various changes to the U.S. tax code that include, but are not limited to, (1) reducing the U.S. federal corporate income tax rate to a maximum of 21% effective January 1, 2018 and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries.
See Note 11 "Income Taxes" for further information on the financial statement impact of the 2017 Tax Act.

Notes to Condensed Consolidated Financial Statements (Continued)

Uncertain Tax Positions
KKR analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, KKR determines that uncertainties in tax positions exist, a reserve is established. The reserve for uncertain tax positions is recorded in Accounts Payable, Accrued and Other Liabilities in the accompanying statements of financial condition. KKR recognizes accrued interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of operations.
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

Notes to Condensed Consolidated Financial Statements (Continued)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amends the guidance to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires the following: (i) restricted cash and restricted cash equivalents should be included in the cash and cash-equivalents balances in the statement of cash flows; (ii) changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows; (iii) a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents and (iv) the nature of the restrictions must be disclosed for material restricted cash and restricted cash equivalents amounts. The guidance is effective for KKR beginning on January 1, 2018, and KKR adopted this guidance on that date. Upon adoption, (i) Restricted Cash and Cash Equivalents and (ii) Cash and Cash Equivalents Held at Consolidated Entities were (a) included in the cash and cash-equivalents balances in the condensed consolidated statements of cash flows and (b) disclosed in a reconciliation between the condensed consolidated statements of financial condition and the condensed consolidated statements of cash flows. This guidance has been applied on a full retrospective basis. For the nine months ended September 30, 2017, $365.5 million of cash provided by operating activities and $168.0 million of cash provided by investing activities were removed from net cash provided (used) by operating activities and net cash provided (used) by investing activities, respectively, and included in net increase/(decrease) in cash, cash-equivalents and restricted cash in the condensed consolidated statements of cash flows.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which has subsequently been amended by ASU 2018-11. The guidance requires the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The guidance retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous GAAP. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not changed significantly from previous GAAP. For operating leases, a lessee is required to do the following: (a) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial condition; (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (c) classify all cash payments within operating activities in the statement of cash flows. The guidance is effective for fiscal periods beginning after December 15, 2018. Early application is permitted. KKR is currently evaluating the impact of this guidance on the financial statements and such guidance is not expected to have a material impact to KKR.

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU No. 2018-15, which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. The ASU aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance is effective for fiscal periods beginning after December 15, 2019. Early adoption is permitted and this ASU can be applied on either a retrospective or prospective basis. KKR is currently evaluating the impact of this guidance on the financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, which changes the fair value measurement disclosure requirements. The ASU eliminates, amends and adds disclosure requirements for fair value measurements. The guidance is effective for fiscal periods beginning after December 15, 2019. KKR has elected to early adopt ASU 2018-13 in its entirety during the third quarter of 2018. Such adoption did not have a material impact to KKR.

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

Notes to Condensed Consolidated Financial Statements (Continued)

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). Under ASC 740-10-45-15, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of tax expense related to continuing operations for the period in which the law was enacted, even if the assets and liabilities related to items of accumulated other comprehensive income ("OCI"). ASU 2018-02 allows entities to reclassify from accumulated OCI to retained earnings stranded tax effects related to the change in federal tax rate for all items accounted for in OCI. Entities can also elect to reclassify other stranded tax effects that relate to the 2017 Tax Act, but do not directly relate to the change in the federal tax rate. Tax effects that are stranded in OCI for other reasons may not be reclassified. In the period of adoption, entities that elect to reclassify the income tax effects of the 2017 Tax Act from accumulated OCI to retained earnings must disclose that they made such an election. Entities must also disclose a description of other income tax effects related to the 2017 Tax Act that are reclassified from accumulated OCI to retained earnings, if any. The guidance is effective for fiscal periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statement have not yet been issued or made available upon issuance, including in the period the 2017 Tax Act was enacted. An entity that adopts ASU 2018-02 in an annual or interim periods after the period of enactment is able to choose whether to apply the amendments retrospectively to each period in which the effect of the 2017 Tax Act is recognized or to apply the amendments in the period of adoption. KKR is currently evaluating the impact of this guidance on the financial statements.

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

The following tables summarize total Net Gains (Losses) from Investment Activities:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$137,486	$434,651	$572,137	$74,483	$77,299	$151,782
Credit (1)	11,306	(260,929)	(249,623)	(19,470)	(21,780)	(41,250)
Investments of Consolidated CFEs (1)	(1,132)	70,963	69,831	(83,797)	43,905	(39,892)
Real Assets (1)	52,683	42,865	95,548	24,479	56,217	80,696
Equity Method - Other (1)	14,765	111,482	126,247	6,032	(6,167)	(135)
Other Investments (1)	(12,750)	18,108	5,358	(33,508)	7,054	(26,454)
Foreign Exchange Forward Contracts and Options (2)	(26,862)	47,222	20,360	(26,043)	(69,046)	(95,089)
Securities Sold Short (2)	86,188	(9,901)	76,287	(7,785)	14,369	6,584
Other Derivatives (2)	(1,063)	2,704	1,641	(148)	(5,049)	(5,197)
Debt Obligations and Other (3)	(19,565)	(31,490)	(51,055)	18,343	2,616	20,959
Net Gains (Losses) From Investment Activities	$241,056	$425,675	$666,731	$(47,414)	$99,418	$52,004

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$179,328	$1,089,947	$1,269,275	$202,549	$372,335	$574,884
Credit (1)	(132,391)	(289,642)	(422,033)	(417,864)	393,055	(24,809)
Investments of Consolidated CFEs (1)	(79,184)	(13,954)	(93,138)	(88,677)	71,952	(16,725)
Real Assets (1)	76,033	248,375	324,408	(34,208)	233,608	199,400
Equity Method - Other (1)	(139,178)	465,246	326,068	22,215	46,200	68,415
Other Investments (1)	(330,850)	(3,394)	(334,244)	(237,496)	108,654	(128,842)
Foreign Exchange Forward Contracts and Options (2)	(66,795)	161,793	94,998	(7,975)	(311,427)	(319,402)
Securities Sold Short (2)	614,515	(51,232)	563,283	497,926	66,037	563,963
Other Derivatives (2)	2,579	5,740	8,319	(6,027)	(10,602)	(16,629)
Debt Obligations and Other (3)	302,163	217,019	519,182	66,895	(74,085)	(7,190)
Net Gains (Losses) From Investment Activities	$426,220	$1,829,898	$2,256,118	$(2,662)	$895,727	$893,065

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."

Notes to Condensed Consolidated Financial Statements (Continued)

4. INVESTMENTS

Investments consist of the following:

	September 30, 2018	December 31, 2017
Private Equity	$7,517,830	$3,301,261
Credit	8,627,571	7,621,320
Investments of Consolidated CFEs	13,293,505	15,573,203
Real Assets	3,279,482	2,302,061
Equity Method - Other	4,146,762	3,324,631
Equity Method - Capital Allocation-Based Income	4,417,855	4,132,171
Other Investments	2,836,588	2,759,287
Total Investments	$44,119,593	$39,013,934

As of September 30, 2018 and December 31, 2017, there were no investments which represented greater than 5% of total investments. The majority of the securities underlying private equity investments represent equity securities.

Strategic BDC Partnership with FS Investments

On April 9, 2018, KKR completed the transaction to form a new strategic BDC partnership with Franklin Square Holdings, L.P. ("FS Investments") to provide investment advisory services to Corporate Capital Trust ("CCT") and Corporate Capital Trust II ("CCT II"), which are business development companies ("BDCs") that were previously advised and sub-advised, respectively, by KKR, and four BDCs that were previously advised by FS Investments. Following the closing of this transaction in April 2018, the new strategic BDC partnership, FS/KKR Advisor, LLC, began serving as the investment adviser to all six of the aforementioned BDCs.

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

Assets, at fair value:

	September 30, 2018
	Level I	Level II	Level III		Total
Private Equity	$1,284,468	$309,134	$5,924,228		$7,517,830
Credit	—	2,175,830	6,451,741		8,627,571
Investments of Consolidated CFEs	—	12,197,431	1,096,074		13,293,505
Real Assets	—	—	3,279,482		3,279,482
Equity Method - Other	294,171	47,938	1,402,852		1,744,961
Other Investments	895,687	185,781	1,755,120		2,836,588
Total Investments	2,474,326	14,916,114	19,909,497		37,299,937

Foreign Exchange Contracts and Options	—	98,748	—		98,748
Other Derivatives	—	10,001	35,309	(1)	45,310
Total Assets	$2,474,326	$15,024,863	$19,944,806		$37,443,995

	December 31, 2017
	Level I	Level II	Level III		Total
Private Equity	$1,043,390	$85,581	$2,172,290		$3,301,261
Credit	—	2,482,383	5,138,937		7,621,320
Investments of Consolidated CFEs	—	10,220,113	5,353,090		15,573,203
Real Assets	50,794	—	2,251,267		2,302,061
Equity Method - Other	60,282	247,748	1,076,709		1,384,739
Other Investments	864,872	134,404	1,760,011		2,759,287
Total Investments	2,019,338	13,170,229	17,752,304		32,941,871

Foreign Exchange Contracts and Options	—	96,584	—		96,584
Other Derivatives	—	33,125	51,949	(1)	85,074
Total Assets	$2,019,338	$13,299,938	$17,804,253		$33,123,529

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

Notes to Condensed Consolidated Financial Statements (Continued)

Liabilities, at fair value:

	September 30, 2018
	Level I	Level II	Level III		Total
Securities Sold Short	$513,442	$—	$—		$513,442
Foreign Exchange Contracts and Options	—	102,018	—		102,018
Unfunded Revolver Commitments	—	—	45,170	(1)	45,170
Other Derivatives	—	13,038	27,700	(2)	40,738
Debt Obligations of Consolidated CFEs	—	11,562,503	1,083,107		12,645,610
Total Liabilities	$513,442	$11,677,559	$1,155,977		$13,346,978

	December 31, 2017
	Level I	Level II	Level III		Total
Securities Sold Short	$692,007	$—	$—		$692,007
Foreign Exchange Contracts and Options	—	260,948	—		260,948
Unfunded Revolver Commitments	—	—	17,629	(1)	17,629
Other Derivatives	—	27,581	41,800	(2)	69,381
Debt Obligations of Consolidated CFEs	—	10,347,980	5,238,236		15,586,216
Total Liabilities	$692,007	$10,636,509	$5,297,665		$16,626,181

(1)	These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

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

Notes to Condensed Consolidated Financial Statements (Continued)

The following tables summarize changes in investments and debt obligations reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2018 and 2017, respectively:

	For the Three Months Ended September 30, 2018
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$5,072,722	$6,083,708	$1,104,514	$3,290,020	$1,253,565	$1,701,823	$18,506,352	$1,091,346
Transfers In / (Out) Due to Changes in Consolidation	—	—	—	—	—	—	—	—
Transfers In	—	154,255	—	—	—	8,710	162,965	—
Transfers Out	—	—	—	—	—	—	—	—
Asset Purchases / Debt Issuances	448,252	1,049,608	—	171,213	223,230	138,896	2,031,199	—
Sales / Paydowns	(11,851)	(518,495)	(2,706)	(277,369)	(80,624)	(136,801)	(1,027,846)	—
Settlements	—	15,026	—	—	—	—	15,026	(2,706)
Net Realized Gains (Losses)	5,297	(3,615)	—	52,753	15,439	43,686	113,560	—
Net Unrealized Gains (Losses)	409,808	(272,838)	(5,734)	42,865	(8,758)	(1,194)	164,149	(5,533)
Change in Other Comprehensive Income	—	(55,908)	—	—	—	—	(55,908)	—
Balance, End of Period	$5,924,228	$6,451,741	$1,096,074	$3,279,482	$1,402,852	$1,755,120	$19,909,497	$1,083,107

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$410,054	$(273,139)	$(5,734)	$69,555	$(1,092)	$50,199	$249,843	$(5,533)

	For the Three Months Ended September 30, 2017
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$2,394,498	$3,865,070	$5,447,250	$2,423,419	$571,575	$1,771,627	$16,473,439	$5,333,203
Transfers In / (Out) Due to Changes in Consolidation	—	—	—	—	—	—	—	—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	—	(4,187)	—	—	—	—	(4,187)	—
Asset Purchases / Debt Issuances	98,955	1,112,297	—	62,453	4,457	35,700	1,313,862	—
Sales / Paydowns	(56,193)	(224,135)	(17,022)	(361,451)	(28,864)	(45,887)	(733,552)	—
Settlements	—	27,528	—	—	—	—	27,528	(17,022)
Net Realized Gains (Losses)	7,182	(6,896)	—	24,479	6,282	(29,943)	1,104	—
Net Unrealized Gains (Losses)	163,682	(27,876)	(20,112)	53,100	2,088	38,514	209,396	(20,998)
Change in Other Comprehensive Income	—	(8,927)	—	—	—	—	(8,927)	—
Balance, End of Period	$2,608,124	$4,732,874	$5,410,116	$2,202,000	$555,538	$1,770,011	$17,278,663	$5,295,183

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$163,682	$(40,131)	$(20,112)	$68,239	$5,225	$38,514	$215,417	$(20,998)

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Nine Months Ended September 30, 2018
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$2,172,290	$5,138,937	$5,353,090	$2,251,267	$1,076,709	$1,760,011	$17,752,304	$5,238,236
Transfers In / (Out) Due to Changes in Consolidation	928,217	—	(4,153,641)	—	—	—	(3,225,424)	(4,045,957)
Transfers In	—	154,255	—	—	—	8,710	162,965	—
Transfers Out	(52,568)	—	—	—	—	—	(52,568)	—
Asset Purchases / Debt Issuances	2,184,987	2,943,849	—	1,135,699	424,015	297,517	6,986,067	—
Sales / Paydowns	(142,067)	(1,322,619)	(28,533)	(413,992)	(119,733)	(280,715)	(2,307,659)	—
Settlements	—	(35,474)	—	—	—	—	(35,474)	(17,975)
Net Realized Gains (Losses)	41,687	6,550	13,000	39,116	(121,115)	20,755	(7)	—
Net Unrealized Gains (Losses)	791,682	(334,387)	(87,842)	267,392	142,976	(51,158)	728,663	(91,197)
Change in Other Comprehensive Income	—	(99,370)	—	—	—	—	(99,370)	—
Balance, End of Period	$5,924,228	$6,451,741	$1,096,074	$3,279,482	$1,402,852	$1,755,120	$19,909,497	$1,083,107

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$811,622	$(326,419)	$(87,842)	$264,630	$9,277	$(13,633)	$657,635	$(91,197)

	For the Nine Months Ended September 30, 2017
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$1,559,559	$3,290,361	$5,406,220	$1,807,128	$570,522	$1,767,573	$14,401,363	$5,294,741
Transfers In / (Out) Due to Changes in Consolidation	—	(95,962)	—	—	—	—	(95,962)	—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	—	(4,187)	—	—	—	(1,496)	(5,683)	—
Asset Purchases / Debt Issuances	923,460	2,056,195	—	667,681	15,589	259,204	3,922,129	—
Sales / Paydowns	(228,676)	(942,459)	(34,957)	(469,092)	(49,842)	(188,623)	(1,913,649)	—
Settlements	—	46,653	—	—	—	—	46,653	(34,957)
Net Realized Gains (Losses)	7,871	(109,525)	—	(34,208)	6,908	(53,384)	(182,338)	—
Net Unrealized Gains (Losses)	345,910	476,920	38,853	230,491	12,361	(13,263)	1,091,272	35,399
Change in Other Comprehensive Income	—	14,878	—	—	—	—	14,878	—
Balance, End of Period	$2,608,124	$4,732,874	$5,410,116	$2,202,000	$555,538	$1,770,011	$17,278,663	$5,295,183

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$345,910	$367,269	$38,853	$175,183	$15,498	$(13,263)	$929,450	$35,399

Notes to Condensed Consolidated Financial Statements (Continued)

Total realized and unrealized gains and losses recorded for Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments and debt obligations that are measured at fair value and categorized within Level III as of September 30, 2018:

	Fair Value September 30, 2018		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$5,924,228

Private Equity	$3,808,759		Inputs to market comparables and discounted cash flow and transaction price	Illiquidity Discount	5.6%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	27.5%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	69.8%	5.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	2.7%	0.0% - 90.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.7x	6.6x - 29.5x	Increase
				Enterprise Value/Forward EBITDA Multiple	15.2x	5.8x - 20.2x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.4%	6.1% - 13.6%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	12.0x	5.2x - 14.0x	Increase

Growth Equity	$2,115,469		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	11.5%	10.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	29.1%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	10.8%	0.0% - 75.0%	(5)
				Weight Ascribed to Milestones	60.1%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	58.4%	40.0% - 80.0%	Increase
				Downside	17.0%	5.0% - 30.0%	Decrease
				Upside	24.6%	10.0% - 45.0%	Increase

Credit	$6,451,741		Yield Analysis	Yield	7.0%	3.5% - 26.5%	Decrease
				Net Leverage	1.8x	0.5x - 32.1x	Decrease
				EBITDA Multiple	9.4x	0.1x - 32.3x	Increase

Investments of Consolidated CFEs	$1,096,074	(9)
Debt Obligations of Consolidated CFEs	$1,083,107		Discounted cash flow	Yield	6.4%	2.4% - 16.5%	Decrease

Real Assets	$3,279,482	(10)

Energy	$1,878,488		Discounted cash flow	Weighted Average Cost of Capital	10.4%	9.5% - 14.2%	Decrease
				Average Price Per BOE (8)	$47.06	$43.86 - $49.98	Increase

Notes to Condensed Consolidated Financial Statements (Continued)

	Fair Value September 30, 2018		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Real Estate	$1,182,047		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	35.9%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	64.1%	0.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	5.7%	0.6% - 12.0%	Decrease
			Discounted cash flow	Unlevered Discount Rate	8.6%	4.5% - 18.0%	Decrease

Equity Method - Other	$1,402,852		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.8%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	46.6%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	45.6%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	7.8%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.7x	6.6x - 13.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	10.7x	5.8x - 13.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	8.2%	5.9% - 11.4%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.6x	6.0x - 12.5x	Increase

Other Investments	$1,755,120	(11)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.1%	5.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	26.4%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	41.9%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	31.7%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	9.9x	1.2x - 13.6x	Increase
				Enterprise Value/Forward EBITDA Multiple	8.7x	0.7x - 12.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	16.1%	7.5% - 30.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	7.5x	6.3x - 8.5x	Increase

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

(5)
The directional change from an increase in the weight ascribed to the discounted cash flow approach would increase the fair value of the Level III investments if the discounted cash flow approach results in a higher valuation than the market comparables approach, transaction price and direct income capitalization approach. The opposite would be true if the discounted cash flow approach results in a lower valuation than the market comparables approach, transaction price and direct income capitalization approach.

(6)
The directional change from an increase in the weight ascribed to the transaction price or milestones would increase the fair value of the Level III investments if the transaction price or milestones results in a higher valuation than the market comparables and discounted cash flow approach. The opposite would be true if the transaction price or milestones results in a lower valuation than the market comparables approach and discounted cash flow approach.

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

(8)
The total energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent ("BOE"), is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 90% liquids and 10% natural gas.

(9)	KKR measures CMBS investments on the basis of the fair value of the financial liabilities of the CMBS vehicle. See Note 2 "Summary of Significant Accounting Policies."

Notes to Condensed Consolidated Financial Statements (Continued)

(10)
Includes one Infrastructure investment for $218.9 million that was valued using a discounted cash flow analysis. The significant inputs used included the weighted average cost of capital 7.1% and the enterprise value/LTM EBITDA Exit Multiple 12.0x.

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

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2018	December 31, 2017
Assets
Private Equity	$3,012	$3,744
Credit	4,958,922	4,381,519
Investments of Consolidated CFEs	13,293,505	15,573,203
Real Assets	321,644	343,820
Equity Method - Other	1,744,961	1,384,739
Other Investments	264,218	344,996
Total	$20,586,262	$22,032,021

Liabilities
Debt Obligations of Consolidated CFEs	$12,645,610	$15,586,216
Total	$12,645,610	$15,586,216

Notes to Condensed Consolidated Financial Statements (Continued)

The following table presents the net realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$—	$37	$37	$2,981	$(6,692)	$(3,711)
Credit	(2,772)	(119,019)	(121,791)	6,878	(10,835)	(3,957)
Investments of Consolidated CFEs	(1,132)	70,963	69,831	(83,797)	43,905	(39,892)
Real Assets	5,370	(5,114)	256	12,611	10,498	23,109
Equity Method - Other	15,062	18,696	33,758	6,282	(29)	6,253
Other Investments	(2,462)	(7,668)	(10,130)	(5,457)	12,348	6,891
Total	$14,066	$(42,105)	$(28,039)	$(60,502)	$49,195	$(11,307)

Liabilities
Debt Obligations of Consolidated CFEs	(8,460)	(55,338)	(63,798)	13,403	24,483	37,886
Total	$(8,460)	$(55,338)	$(63,798)	$13,403	$24,483	$37,886

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$(4,907)	$5,390	$483	$3,670	$33,803	$37,473
Credit	(155,879)	(137,806)	(293,685)	(401,720)	74,003	(327,717)
Investments of Consolidated CFEs	(79,184)	(13,954)	(93,138)	(88,677)	71,952	(16,725)
Real Assets	8,774	4,070	12,844	12,425	58,108	70,533
Equity Method - Other	(121,514)	177,385	55,871	6,908	(3,075)	3,833
Other	(11,578)	(11,294)	(22,872)	(27,602)	25,158	(2,444)
Total	$(364,288)	$23,791	$(340,497)	$(494,996)	$259,949	$(235,047)

Liabilities
Debt Obligations of Consolidated CFEs	5,172	144,120	149,292	53,849	(30,490)	23,359
Total	$5,172	$144,120	$149,292	$53,849	$(30,490)	$23,359

Notes to Condensed Consolidated Financial Statements (Continued)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF CLASS A COMMON STOCK

For the three and nine months ended September 30, 2018 and 2017, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of Class A common stock were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$640,198	$153,563	$1,490,681	$818,552
Excess of carrying value over consideration transferred on redemption of KFN 7.375% Series A LLC Preferred Shares	—	—	3,102	—
Net Income (Loss) Available to KKR & Co. Inc. Class A Common Stockholders	$640,198	$153,563	$1,493,783	$818,552

Basic Net Income (Loss) Per Share of Class A Common Stock
Weighted Average Shares of Class A Common Stock Outstanding - Basic	525,240,214	471,758,886	507,981,387	463,941,084
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Basic	$1.22	$0.33	$2.94	$1.76

Diluted Net Income (Loss) Per Share of Class A Common Stock
Weighted Average Shares of Class A Common Stock Outstanding - Basic	525,240,214	471,758,886	507,981,387	463,941,084
Weighted Average Unvested Shares of Class A Common Stock and Other Exchangeable Securities	20,432,739	35,114,291	20,485,003	37,674,551
Weighted Average Shares of Class A Common Stock Outstanding - Diluted	545,672,953	506,873,177	528,466,390	501,615,635
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted	$1.17	$0.30	$2.83	$1.63

Weighted Average Shares of Class A Common Stock Outstanding - Diluted primarily includes unvested equity awards that have been granted under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "Equity Incentive Plan") as well as exchangeable equity securities issued in connection with the acquisition of Avoca. Vesting or exchanges of these equity interests dilute KKR & Co. Inc. and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR Group Partnerships.

For the three and nine months ended September 30, 2018 and 2017, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted since the exchange of these units would not dilute KKR's respective ownership interests in the KKR Group Partnerships.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted Average KKR Holdings Units	303,531,232	341,214,527	319,080,563	346,716,489

Additionally, for the three and nine months ended September 30, 2018, 5.0 million shares of KKR Class A common stock subject to a market price-based vesting condition ("Market Condition Awards") were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted since the vesting conditions have not been satisfied. See Note 12 "Equity Based Compensation."

Notes to Condensed Consolidated Financial Statements (Continued)

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	September 30, 2018	December 31, 2017
Unsettled Investment Sales (1)	$114,149	$134,781
Receivables	52,223	138,109
Due from Broker (2)	428,928	682,403
Oil & Gas Assets, net (3)	221,901	252,371
Deferred Tax Assets, net	298,336	131,944
Interest Receivable	227,090	189,785
Fixed Assets, net (4)	422,388	364,203
Foreign Exchange Contracts and Options (5)	98,748	96,584
Intangible Assets, net (6)	10,674	129,178
Goodwill (7)	83,500	83,500
Derivative Assets	45,310	85,074
Deposits	7,646	16,330
Prepaid Taxes	79,769	83,371
Prepaid Expenses	29,306	25,677
Deferred Financing Costs	6,761	7,534
Other	121,018	110,231
Total	$2,247,747	$2,531,075

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization amounted to $4,255 and $5,466 for the three months ended September 30, 2018 and 2017, respectively, and $17,800 and $18,563 for the nine months ended September 30, 2018 and 2017, respectively.

(4)
Net of accumulated depreciation and amortization of $168,018 and $156,859 as of September 30, 2018 and December 31, 2017, respectively. Depreciation and amortization expense of $3,649 and $3,710 for the three months ended September 30, 2018 and 2017, respectively, and $11,133 and $11,774 for the nine months ended September 30, 2018 and 2017, respectively, is included in General, Administrative and Other in the accompanying condensed consolidated statements of operations.

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

(6)
Net of accumulated amortization of $63,188 and $61,348 as of September 30, 2018 and December 31, 2017, respectively. Amortization expense of $681 and $2,473 for the three months ended September 30, 2018 and 2017, respectively, and $7,028 and $13,901 for the nine months ended September 30, 2018 and 2017, respectively, is included in General, Administrative and Other in the accompanying condensed consolidated statements of operations.

(7)	As of September 30, 2018, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.

Notes to Condensed Consolidated Financial Statements (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2018	December 31, 2017
Amounts Payable to Carry Pool (1)	$1,300,165	$1,220,559
Unsettled Investment Purchases (2)	605,442	885,945
Securities Sold Short (3)	513,442	692,007
Derivative Liabilities	40,738	69,381
Accrued Compensation and Benefits	404,797	35,953
Interest Payable	183,363	168,673
Foreign Exchange Contracts and Options (4)	102,018	260,948
Accounts Payable and Accrued Expenses	126,261	152,916
Deferred Rent	13,997	17,441
Taxes Payable	70,040	35,933
Uncertain Tax Positions Reserve	59,798	58,369
Other Liabilities	265,257	56,125
Total	$3,685,318	$3,654,250

(1)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

Investments in Unconsolidated Investment Funds

KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest, which was approximately $4.4 billion at September 30, 2018. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of September 30, 2018, KKR's commitments to these unconsolidated investment funds was $1.9 billion. KKR has not provided any financial support other than its obligated amount as of September 30, 2018.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR's investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the condensed consolidated statements of financial condition. KKR earns management fees, including subordinated collateral management fees, for managing the collateral of the CLO vehicles. As of September 30, 2018, combined assets under management in the pools of unconsolidated CLO vehicles were $0.5 billion. KKR's maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $27.2 million as of September 30, 2018. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

As of September 30, 2018 and December 31, 2017, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	September 30, 2018	December 31, 2017
Investments	$4,445,006	$4,417,003
Due from (to) Affiliates, net	415,916	176,131
Maximum Exposure to Loss	$4,860,922	$4,593,134

Notes to Condensed Consolidated Financial Statements (Continued)

10. DEBT OBLIGATIONS

KKR borrows and enters into credit agreements and issues debt for its general operating and investment purposes. In certain cases, KKR has majority-owned investment vehicles that make investments and purchase other assets with borrowings that are collateralized only by the investments and assets they own. Additionally, certain of KKR's consolidated investment funds borrow to meet financing needs of their operating and investing activities. KKR consolidates and reports KFN's debt obligations which are non-recourse to KKR beyond the assets of KFN.

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

KKR's borrowings consisted of the following:

	September 30, 2018				December 31, 2017
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	451,723	—	—		487,656	—	—
KCM Short-Term Credit Agreement	750,000	—	—		750,000	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (1)	—	498,829	525,950	(14)	—	498,390	549,000	(14)
KKR Issued 5.500% Notes Due 2043 (2)	—	491,751	515,480	(14)	—	491,496	580,000	(14)
KKR Issued 5.125% Notes Due 2044 (3)	—	990,648	986,610	(14)	—	990,375	1,107,100	(14)
KKR Issued 0.509% Notes Due 2023 (4)	—	218,562	219,365	(14)	—	—	—
KKR Issued 0.764% Notes Due 2025 (5)	—	43,243	43,757	(14)	—	—	—
KKR Issued 1.595% Notes Due 2038 (6)	—	89,398	88,632	(14)	—	—	—
KFN Issued 5.500% Notes Due 2032 (7)	—	493,447	500,852		—	493,129	505,235
KFN Issued 5.200% Notes Due 2033 (8)	—	118,260	116,657		—	—	—
KFN Issued 5.400% Notes Due 2033 (9)	—	68,660	69,426		—	—	—
KFN Issued Junior Subordinated Notes (10)	—	231,807	212,226		—	236,038	201,828
Other Debt Obligations:
Financing Facilities of Consolidated Funds and Other (11)	3,025,531	4,375,957	4,375,957		2,056,096	2,898,215	2,898,215
CLO Senior Secured Notes (12)	—	11,173,622	11,173,622		—	10,055,686	10,055,686
CLO Subordinated Notes (12)	—	388,881	388,881		—	292,294	292,294
CMBS Debt Obligations (13)	—	1,083,107	1,083,107		—	5,238,236	5,238,236
	$5,227,254	$20,266,172	$20,300,522		$4,293,752	$21,193,859	$21,427,594

(1)
$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $0.8 million and $1.0 million as of September 30, 2018 and December 31, 2017, respectively.

(2)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $3.6 million and $3.7 million as of September 30, 2018 and December 31, 2017, respectively.

(3)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of (i) unamortized note discount (net of premium) and (ii) unamortized debt issuance costs of $8.1 million and $8.3 million as of September 30, 2018 and December 31, 2017, respectively.

(4)
¥25 billion (or $219.9 million) aggregate principal amount of 0.509% senior notes of KKR due 2023. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.3 million as of September 30, 2018. These senior notes are denominated in Japanese Yen ("JPY").

Notes to Condensed Consolidated Financial Statements (Continued)

(5)
¥5.0 billion (or $44.0 million) aggregate principal amount of 0.764% senior notes of KKR due 2025. Borrowing outstanding is presented net of unamortized debt issuance costs of $0.7 million as of September 30, 2018. These senior notes are denominated in JPY.

(6)
¥10.3 billion (or $90.6 million) aggregate principal amount of 1.595% senior notes of KKR due 2038. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.2 million as of September 30, 2018. These senior notes are denominated in JPY.

(7)
KKR consolidates KFN and thus reports KFN's outstanding $500.0 million aggregate principal amount of 5.500% senior notes due 2032. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $4.5 million and $4.7 million as of September 30, 2018 and December 31, 2017, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(8)
KKR consolidates KFN and thus reports KFN's outstanding $120.0 million aggregate principal amount of 5.200% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.7 million as of September 30, 2018. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(9)
KKR consolidates KFN and thus reports KFN's outstanding $70.0 million aggregate principal amount of 5.400% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.3 million as of September 30, 2018. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(10)
KKR consolidates KFN and thus reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 4.8% and 3.8% and the weighted average years to maturity is 18.0 years and 19.0 years as of September 30, 2018 and December 31, 2017, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(11)
Amounts include (i) borrowings at consolidated investment funds relating to financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners and (ii) borrowings by certain majority-owned investment vehicles that are collateralized only by the investments and assets they own. The weighted average interest rate is 4.5% and 4.2% as of September 30, 2018 and December 31, 2017, respectively. In addition, the weighted average years to maturity is 3.0 years and 3.6 years as of September 30, 2018 and December 31, 2017, respectively.

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

Revolving Credit Facilities

KCM Credit Agreement

As of September 30, 2018 and December 31, 2017, no amounts were outstanding under the KCM Credit Agreement, however various letters of credit were outstanding in the amount of $48.3 million and $12.3 million, respectively, which reduce the overall capacity of the KCM Credit Agreement.
KCM Short-Term Credit Agreement

On June 28, 2018, KKR Capital Markets Holdings L.P. and certain other capital market subsidiaries of KKR & Co. Inc. (collectively, the “KCM Borrowers”) entered into a 364-day revolving credit agreement (the “KCM Revolver Agreement”) with Mizuho Bank, Ltd., as administrative agent. The KCM Revolver Agreement provides for revolving borrowings of up to $750 million, expires on June 27, 2019, and ranks pari passu with the existing $500 million credit facility provided by them for KKR's capital markets business. The prior 364-day revolving credit agreement, dated as of June 29, 2017, between the KCM Borrowers and Mizuho Bank, Ltd., as administrative agent, expired according to its terms on June 28, 2018. Borrowings under the KCM Revolver Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR’s capital markets business. Obligations under the KCM Revolver Agreement are limited to the KCM Borrowers, which are solely entities involved in KKR’s capital markets business, and liabilities under the KCM Revolver Agreement are non-recourse to other parts of KKR.

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

Notes to Condensed Consolidated Financial Statements (Continued)

KCM Borrowers’ obligations under the KCM Revolver Agreement are secured by certain assets of the KCM Borrowers, including a pledge of equity interests of certain subsidiaries of the KCM Borrowers.

Notes Issuances

KKR Issued 0.509% Senior Notes Due 2023, 0.764% Senior Notes Due 2025, and 1.595% Senior Notes Due 2038

On March 23, 2018, KKR Group Finance Co. IV LLC ("KKR Group Finance IV"), an indirect subsidiary of KKR & Co. Inc., completed the offering of ¥40.3 billion, aggregate principal amount of its (i) ¥25.0 billion 0.509% Senior Notes due 2023 (the "2023 Notes"), (ii) ¥5.0 billion 0.764% Senior Notes due 2025 (the "2025 Notes") and (iii) ¥10.3 billion 1.595% Senior Notes due 2038 (the "2038 Notes" and, together with the 2023 Notes and the 2025 Notes, the "JPY Notes"). The JPY Notes are guaranteed by KKR & Co. Inc. and KKR Management Holdings L.P., KKR Fund Holdings L.P. and KKR International Holdings L.P., each an indirect subsidiary of KKR & Co. Inc. (collectively with KKR & Co. Inc., the "Guarantors").

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

Other Debt Obligations

Financing Facilities of Consolidated Funds and Other
Certain of KKR's consolidated investment funds have entered into financing arrangements with financial institutions, generally to provide liquidity to such investment funds. These financing arrangements are generally not direct obligations of the general partners of KKR's investment funds, beyond KKR's capital interest, or its management companies. Such borrowings have varying maturities and bear interest at floating rates. Borrowings are generally secured by the investment purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective fund. When an investment vehicle borrows, the proceeds are available only for use by that investment vehicle and are not available for the benefit of other investment vehicles or KKR. Collateral within each investment vehicle is also available only against borrowings by that investment vehicle and not against the borrowings of other investment vehicles or KKR.

Certain investments and other assets held directly by majority-owned investment vehicles have been funded with borrowings that are collateralized by the investments and assets they own. These borrowings are non-recourse to KKR beyond the investments and assets serving as collateral. Such borrowings have varying maturities and generally bear interest at fixed rates.

Notes to Condensed Consolidated Financial Statements (Continued)

Debt Obligations of Consolidated CFEs

As of September 30, 2018, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$11,173,622	3.1%	11.7
Subordinated Notes of Consolidated CLOs	388,881	(1)	12.0
Debt Obligations of Consolidated CMBS Vehicles	1,083,107	4.2%	29.7
	$12,645,610

(1)
The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of September 30, 2018, the fair value of the consolidated CFE assets was $13.9 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of September 30, 2018. KKR is in compliance with its debt covenants in all material respects as of September 30, 2018.

Notes to Condensed Consolidated Financial Statements (Continued)

11. INCOME TAXES

KKR & Co. Inc. is a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal, state and local corporate income taxes at the entity level on KKR’s share of net taxable income. In addition, the KKR Group Partnerships and certain of their subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in certain non-U.S. jurisdictions. These entities, in some cases, are subject to U.S. state or local income taxes or non-U.S. income taxes.

Prior to the Conversion, KKR & Co. L.P.’s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR & Co. Inc. is subject to U.S. corporate income taxes, which we believe will result in an overall higher income tax expense (or benefit) when compared to periods prior to the Conversion.

The Conversion resulted in KKR obtaining a partial step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. On the date of the Conversion, we recorded an estimated net tax benefit and estimated net deferred tax asset of $257.1 million relating to this partial step-up in tax basis. Our overall tax provision is based on, among other things, an estimate of the amount of such partial step-up in tax basis that is derived from an analysis of the basis of our unitholders in their ownership of KKR common units at December 31, 2017, as adjusted by partial information received by KKR for some trades made in KKR common units in 2018. While this information does not completely reflect the actual basis of our unitholders at June 30, 2018, our estimate is based on the most recent unitholder basis information available to us. The amount of partial step-up in tax basis cannot be finally determined until complete trading information with respect to common units of KKR & Co. L.P. for the six months ended June 30, 2018 becomes available. KKR does not currently expect such information to become available until late in the first quarter of 2019 (most likely after our Annual Report on Form 10-K is required to be filed), and the timing and the availability of this information is not within KKR’s control. Since the unitholder basis information currently available to us does not completely reflect the actual basis of our unitholders at June 30, 2018, the amount of partial step-up in tax basis as finally determined is expected to differ, possibly materially, from the current estimate, which in turn is expected to cause KKR’s income tax provision and effective tax rate under GAAP to differ, possibly to a material extent, from the current estimate described herein. If the amount of the partial step-up in tax basis as finally determined is higher than the current estimate, KKR would record a higher net tax benefit and an incrementally greater deferred tax asset, which would have the effect of decreasing the amount of taxes payable by KKR in the future. If the amount of partial step-up in tax basis as finally determined is lower than the current estimate, KKR would record a lower net tax benefit and an incrementally lower deferred tax asset, which would have the effect of increasing the amount of taxes payable by KKR in the future.

The effective tax rates were (10.6)% and 4.64% for the three months ended September 30, 2018 and 2017, respectively, and (1.50)% and 3.65% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties, (ii) the tax benefit recognized as a result of the partial step-up in tax basis of certain assets as a result of the Conversion as described above and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

On December 22, 2017, the 2017 Tax Act was enacted in the United States, which instituted fundamental changes to the taxation of multinational businesses. During the year ended December 31, 2017, the Company estimated that $96.4 million of deferred tax expense, recorded in connection with the remeasurement of certain deferred tax assets and liabilities at the reduced U.S. federal tax rate, and $1.5 million of expense, net of the reversal of the deferred tax liability related to unremitted foreign earnings, recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate in accordance with Staff Accounting Bulletin 118 ("SAB 118"). KKR filed its 2017 U.S. corporate income tax return in October 2018 and the actual tax impacts described above did not differ materially from the provisional amounts recorded in 2017. In accordance with SAB 118, accounting for the effects of the 2017 Tax Act is to be completed within one year of enactment and will be reflected in our financial statements as of and for the year ended December 31, 2018.

During the three and nine months ended September 30, 2018, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

Notes to Condensed Consolidated Financial Statements (Continued)

12. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity-based compensation for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Equity Incentive Plan Units	$59,801	$54,921	$185,795	$149,840
KKR Holdings Principal Awards	25,495	17,622	81,972	89,869
Total (1)	$85,296	$72,543	$267,767	$239,709

(1)
Includes $2,952 and $10,044 of equity based charges for the three and nine months ended September 30, 2018 related to employees of equity method investees. Such amounts are included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

Equity Incentive Plan

Under the Equity Incentive Plan, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. Class A common stock. Vested awards under the Equity Incentive Plan dilute KKR & Co. Inc. common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

The total number of Class A common stock that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted shares of Class A common stock outstanding, subject to annual adjustment. Equity awards have been granted under the Equity Incentive Plan and are generally subject to service-based vesting, typically over a three to five year period from the date of grant. In certain cases, these awards are subject to transfer restrictions and/or minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these awards are also subject to minimum retained ownership rules requiring the award recipient to continuously hold shares of Class A common stock equivalents equal to at least 15% of their cumulatively vested awards that have the minimum retained ownership requirement.

Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. Inc. Class A common stock on the date of grant, discounted for the lack of participation rights in the expected dividends on unvested shares. The following table presents information regarding the discount for the lack of participation rights in the expected dividends for shares granted subsequent to December 31, 2015.

Date of Grant	Discount per share (1)
January 1, 2016 to December 31, 2016	$0.64
January 1, 2017 to December 31, 2017	$0.68
January 1, 2018 to June 30, 2018	$0.68
July 1, 2018 to Present	$0.50

(1)
Represents the annual discount for the lack of participation rights on expected dividends. The total discount on any given tranche of unvested shares is calculated as the discount rate multiplied by the number of years in the applicable vesting period.

Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 7% annually based upon expected turnover by class of recipient.

Notes to Condensed Consolidated Financial Statements (Continued)

Market Condition Awards

On November 2, 2017, KKR's Co-Presidents and Co-Chief Operating Officers were each granted 2.5 million shares of KKR Class A common stock subject to a market price-based vesting condition ("Market Condition Awards"). These shares were granted under the Equity Incentive Plan. All of such shares will vest upon the market price of KKR Class A common stock reaching and maintaining a closing market price of $40 per share for 10 consecutive trading days on or prior to December 31, 2022, subject to the employee's continued service to the time of such vesting. If the $40 price target is not achieved by the close of business on December 31, 2022, the unvested Market Condition Awards will be automatically canceled and forfeited. These Market Condition Awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting. Due to the existence of the market condition, the vesting period for the Market Condition Awards is not explicit, and as such, compensation expense will be recognized over the period derived from the valuation technique used to estimate the grant-date fair value of the award (the "Derived Vesting Period").

The fair value of the Market Condition Awards at the date of grant was $4.02 per share based on a Monte-Carlo simulation valuation model due to the existence of the market condition described above. Below is a summary of the significant assumptions used to estimate the grant date fair value of the Market Condition Awards:

Closing KKR share price as of valuation date	$19.90
Risk Free Rate	2.02%
Volatility	25.00%
Dividend Yield	3.42%
Expected Cost of Equity	11.02%

In addition, the grant date fair value assumes that holders of the Market Condition Awards will not participate in dividends until such awards have met their vesting requirements.

Compensation expense is recognized over the Derived Vesting Period, which was estimated to be 3 years from the date of grant, on a straight-line basis.
As of September 30, 2018, there was approximately $14.0 million of estimated unrecognized compensation expense related to unvested Market Condition Awards and such awards did not meet their market-price based vesting condition.

As of September 30, 2018, there was approximately $380.7 million of total estimated unrecognized expense related to unvested awards, including Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2018	$48.9
2019	167.9
2020	112.8
2021	39.2
2022	11.0
2023	0.9
Total	$380.7

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the status of unvested awards granted under the Equity Incentive Plan, excluding Market Condition Awards as described above, from January 1, 2018 through September 30, 2018 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	46,422,733	$14.98
Granted	1,849,305	20.61
Vested	(10,242,975)	13.65
Forfeitures	(2,027,024)	14.12
Balance, September 30, 2018	36,002,039	$15.70

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.3 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Shares
October 1, 2018	5,753,904
April 1, 2019	9,206,688
October 1, 2019	4,471,831
April 1, 2020	6,455,250
October 1, 2020	3,453,424
April 1, 2021	3,337,989
October 1, 2021	1,976,345
April 1, 2022	118,158
October 1, 2022	1,137,278
October 1, 2023	91,172
36,002,039

KKR Holdings Awards

KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into Class A common stock of KKR & Co. Inc. on a one-for-one basis. As of September 30, 2018 and 2017, KKR Holdings owned approximately 36.6% or 303,106,993 units and 41.8% or 339,845,707 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. All of the KKR Holdings units (except for less than 0.2% of the outstanding KKR Holdings units) have been granted as of September 30, 2018.

The fair value of awards granted out of KKR Holdings is generally based on the closing price of KKR & Co. Inc. Class A common stock on the date of grant discounted for the lack of participation rights in the expected distributions on unvested units. KKR determined this to be the best evidence of fair value as KKR & Co. Inc. Class A common stock is traded in an active market and has an observable market price. Additionally, a KKR Holdings unit is an instrument with terms and conditions similar to those of KKR & Co. Inc. Class A common stock. Specifically, units in KKR Holdings and shares of KKR & Co. Inc. represent ownership interests in KKR Group Partnership Units and, subject to any vesting, minimum retained ownership requirements and transfer restrictions, each KKR Holdings unit is exchangeable into a KKR Group Partnership Unit and then into a share of KKR & Co. Inc. Class A common stock on a one-for-one basis.

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

The awards described above were granted from outstanding but previously unallocated units of KKR Holdings, and consequently these grants did not increase the number of KKR Holdings units outstanding or outstanding KKR & Co. Inc. Class A common stock on a fully-diluted basis. If and when vested, these awards will not dilute KKR's respective ownership interests in the KKR Group Partnerships.

KKR Holdings Awards give rise to equity-based compensation in the consolidated statements of operations based on the grant-date fair value of the award discounted for the lack of participation rights in the expected distributions on unvested units. This discount is consistent with that noted above for shares issued under the Equity Incentive Plan.

Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 7% annually based on expected turnover by class of recipient.

As of September 30, 2018, there was approximately $281.7 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2018	$25.0
2019	96.1
2020	87.9
2021	47.4
2022	25.3
Total	$281.7

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2018 through September 30, 2018 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	30,848,583	$14.42
Granted	450,000	20.90
Vested	(4,524,590)	13.37
Forfeitures	(680,000)	11.99
Balance, September 30, 2018	26,093,993	$14.78

The weighted average remaining vesting period over which unvested awards are expected to vest is 2.0 years.

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
October 1, 2018	1,970,000
April 1, 2019	229,514
May 1, 2019	3,680,000
October 1, 2019	2,455,000
April 1, 2020	124,479
May 1, 2020	3,680,000
October 1, 2020	2,940,000
May 1, 2021	3,680,000
October 1, 2021	3,425,000
October 1, 2022	3,910,000
26,093,993

13. RELATED PARTY TRANSACTIONS

Due from Affiliates consists of:

	September 30, 2018	December 31, 2017
Amounts due from portfolio companies	$102,183	$129,594
Amounts due from unconsolidated investment funds	571,470	415,907
Amounts due from related entities	8,354	8,848
Due from Affiliates	$682,007	$554,349

Due to Affiliates consists of:

	September 30, 2018	December 31, 2017
Amounts due to KKR Holdings in connection with the tax receivable agreement	$96,993	$84,034
Amounts due to unconsolidated investment funds	155,554	239,776
Due to Affiliates	$252,547	$323,810

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

After-tax Distributable Earnings

After-tax distributable earnings is a measure of KKR’s earnings on a segment basis excluding mark-to-market gains (losses). Starting with the second quarter of 2018, it is defined as the amount of realized earnings of KKR that would be available for distribution as dividends to Class A common stockholders for a given reporting period, after deducting equity-based compensation. KKR revised the definition of after-tax distributable earnings starting in the second quarter of 2018 because it currently reflects how the chief operating decision makers allocate resources and assess performance of KKR’s business. KKR believes that after-tax distributable earnings is useful to stockholders as it aligns KKR’s net realization performance with the manner in which KKR receives its revenues and determines the compensation of its employees. After-tax distributable earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy. Historically, equity-based compensation expense relating to the Equity Incentive Plan was not reflected in the calculation of after-tax distributable earnings. Under KKR’s current segment presentation, equity-based compensation expense is included in after-tax distributable earnings as a component of compensation expense in order to reflect the dilutive nature of these non-cash equity-based awards. For comparability, after-tax distributable earnings for the comparable prior periods have been calculated using this new definition.

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

        In connection with these modifications, segment information as of and for the three and nine months ended September 30, 2017 has been presented in this Quarterly Report on Form 10-Q to conform to KKR's current segment presentation for comparability purposes. Consequently, this information will be different from the historical segment financial results previously reported by KKR in its reports filed with the SEC.

Notes to Condensed Consolidated Financial Statements (Continued)

The following tables set forth information regarding KKR's segment results.

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Segment Revenues
Fees and Other, Net
Management Fees	$276,595	$232,954	$789,630	$670,807
Transaction Fees	289,030	179,167	609,800	578,667
Monitoring Fees	20,176	14,342	63,100	58,072
Fee Credits	(82,187)	(70,747)	(178,982)	(211,148)
Total Fees and Other, Net	503,614	355,716	1,283,548	1,096,398

Realized Performance Income (Loss)
Carried Interest	414,609	419,438	959,253	890,310
Incentive Fees	18,001	4,074	52,059	8,384
Total Realized Performance Income (Loss)	432,610	423,512	1,011,312	898,694

Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	181,026	76,053	286,381	162,684
Interest Income and Dividends	61,717	70,557	205,522	195,275
Total Realized Investment Income (Loss)	242,743	146,610	491,903	357,959
Total Segment Revenues	$1,178,967	$925,838	$2,786,763	$2,353,051

Segment Expenses
Compensation and Benefits (2)	469,107	363,247	1,138,149	933,107
Occupancy and Related Charges	14,571	14,672	42,819	42,448
Other Operating Expenses (3)	73,402	70,517	194,868	177,084
Total Segment Expenses	$557,080	$448,436	$1,375,836	$1,152,639

Segment Operating Earnings	621,887	477,402	1,410,927	1,200,412

Interest Expense	44,696	45,613	140,362	134,348
Preferred Dividends	8,341	8,341	25,023	25,023
Income (Loss) Attributable to Noncontrolling Interests	2,272	1,046	4,557	3,810
Income Taxes Paid	69,880	12,869	103,868	54,228
After-tax Distributable Earnings	$496,698	$409,533	$1,137,117	$983,003

Total Segment Assets	$18,772,875	$15,347,999	$18,772,875	$15,347,999

(1)
Given the extraordinary nature of the Conversion, the reported segment financial results for the nine months ended September 30, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

(2)
Includes equity-based compensation of $59,801 and $54,921 for the three months ended September 30, 2018 and 2017, respectively, and $185,795 and $149,840 for the nine months ended September 30, 2018 and 2017, respectively.

(3)	For the nine months ended September 30, 2018, excludes approximately $11.5 million of non-recurring costs in connection with the Conversion.

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

Through KKR's Public Markets business line, KKR operates its combined credit and hedge funds platforms. KKR's credit platform invests capital in leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and alternative credit strategies including special situations and private credit opportunities, such as direct lending and private opportunistic credit investment strategies. KKR's hedge funds platform consists of hedge fund partnerships with third-party hedge fund managers in which KKR owns a minority stake.

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

Notes to Condensed Consolidated Financial Statements (Continued)

The following tables provide KKR's segment revenues on a disaggregated basis by business line for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$176,071	$100,524	$—	$—	$276,595
Transaction Fees	93,866	8,666	186,498	—	289,030
Monitoring Fees	20,176	—	—	—	20,176
Fee Credits	(73,571)	(8,616)	—	—	(82,187)
Total Fees and Other, Net	216,542	100,574	186,498	—	503,614

Realized Performance Income (Loss)
Carried Interest	404,709	9,900	—	—	414,609
Incentive Fees	—	18,001	—	—	18,001
Total Realized Performance Income (Loss)	404,709	27,901	—	—	432,610

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	181,026	181,026
Interest Income and Dividends	—	—	—	61,717	61,717
Total Realized Investment Income (Loss)	—	—	—	242,743	242,743
Total	$621,251	$128,475	$186,498	$242,743	$1,178,967

	Three Months Ended September 30, 2017
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$153,841	$79,113	$—	$—	$232,954
Transaction Fees	82,258	11,469	85,440	—	179,167
Monitoring Fees	14,342	—	—	—	14,342
Fee Credits	(59,854)	(10,893)	—	—	(70,747)
Total Fees and Other, Net	190,587	79,689	85,440	—	355,716

Realized Performance Income (Loss)
Carried Interest	419,438	—	—	—	419,438
Incentive Fees	—	4,074	—	—	4,074
Total Realized Performance Income (Loss)	419,438	4,074	—	—	423,512

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	76,053	76,053
Interest Income and Dividends	—	—	—	70,557	70,557
Total Realized Investment Income (Loss)	—	—	—	146,610	146,610
Total	$610,025	$83,763	$85,440	$146,610	$925,838

Notes to Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2018
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$490,556	$299,074	$—	$—	$789,630
Transaction Fees	189,122	21,897	398,781	—	609,800
Monitoring Fees	63,100	—	—	—	63,100
Fee Credits	(158,163)	(20,819)	—	—	(178,982)
Total Fees and Other, Net	584,615	300,152	398,781	—	1,283,548

Realized Performance Income (Loss)
Carried Interest	949,353	9,900	—	—	959,253
Incentive Fees	—	52,059	—	—	52,059
Total Realized Performance Income (Loss)	949,353	61,959	—	—	1,011,312

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	286,381	286,381
Interest Income and Dividends	—	—	—	205,522	205,522
Total Realized Investment Income (Loss)	—	—	—	491,903	491,903
Total	$1,533,968	$362,111	$398,781	$491,903	$2,786,763

	Nine Months Ended September 30, 2017
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$419,606	$251,201	$—	$—	$670,807
Transaction Fees	237,392	41,040	300,235	—	578,667
Monitoring Fees	58,072	—	—	—	58,072
Fee Credits	(177,254)	(33,894)	—	—	(211,148)
Total Fees and Other, Net	537,816	258,347	300,235	—	1,096,398

Realized Performance Income (Loss)
Carried Interest	890,310	—	—	—	890,310
Incentive Fees	—	8,384	—	—	8,384
Total Realized Performance Income (Loss)	890,310	8,384	—	—	898,694

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	162,684	162,684
Interest Income and Dividends	—	—	—	195,275	195,275
Total Realized Investment Income (Loss)	—	—	—	357,959	357,959
Total	$1,428,126	$266,731	$300,235	$357,959	$2,353,051

Notes to Condensed Consolidated Financial Statements (Continued)

The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's segment information:

Revenues

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total GAAP Revenues	$1,129,666	$749,652	$2,573,892	$2,533,207
Add: Management Fees - Consolidated Funds and Other	104,356	53,454	270,383	155,418
Deduct: Fee Credits - Consolidated Funds	8,283	106	41,178	3,752
Deduct: Capital Allocation-Based Income (GAAP)	638,163	394,234	1,274,149	1,416,825
Add: Segment Realized Carried Interest	414,609	419,438	959,253	890,310
Add: Segment Realized Investment Income (Loss)	242,743	146,610	491,903	357,959
Deduct: Revenue Earned by Other Consolidated Entities	27,749	21,470	84,342	76,135
Deduct: Expense Reimbursements	38,212	27,506	108,999	87,131
Total Segment Revenues	$1,178,967	$925,838	$2,786,763	$2,353,051

Expenses

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total GAAP Expenses	$740,090	$530,247	$1,851,741	$1,699,989
Deduct: Equity-based and Other Compensation - KKR Holdings L.P.	25,327	23,807	87,269	127,864
Deduct: Segment Unrealized Performance Income Compensation	57,407	(19,826)	81,376	157,162
Deduct: Amortization of Intangibles	681	2,473	7,028	13,901
Deduct: Reimbursable Expenses	43,382	35,098	125,787	107,335
Deduct: Operating Expenses relating to Other Consolidated Entities	37,845	43,818	135,268	121,691
Deduct: One-time Non-recurring Costs (1)	—	—	11,501	—
Add: Other	(18,368)	3,559	(27,676)	(19,397)
Total Segment Expenses	$557,080	$448,436	$1,375,836	$1,152,639

(1)	Represents non-recurring costs in connection with the Conversion.

Notes to Condensed Consolidated Financial Statements (Continued)

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
GAAP Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$640,198	$153,563	$1,490,681	$818,552

Add: Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	293,659	115,434	864,520	637,146
Add: Equity-based and Other Compensation - KKR Holdings L.P.	25,537	23,807	87,479	127,864
Add: Amortization of Intangibles and Other, net	60,948	20,464	58,014	57,825
Add: One-time Non-recurring Costs (1)	—	—	11,501	—
Add: Realized Losses on Certain Investments (2)	—	—	729,425	—
Deduct: Unrealized Carried Interest	130,420	(59,638)	182,130	377,707
Deduct: Net Unrealized Gains (Losses)	251,346	(50,902)	1,849,077	461,111
Add: Unrealized Performance Income Compensation	57,407	(19,826)	81,376	157,162
Add: Income Tax Provision	(129,405)	18,420	(50,804)	77,500
Deduct: Income Taxes Paid	69,880	12,869	103,868	54,228

After-tax Distributable Earnings	$496,698	$409,533	$1,137,117	$983,003

(1)	Represents non-recurring costs in connection with the Conversion.

(2)	Represents losses on certain investments which were realized in the second quarter in advance of the Conversion.

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

Assets

	As of September 30,
	2018	2017
Total GAAP Assets	$50,343,948	$44,305,639
Deduct: Impact of Consolidation of Funds and Other Entities	30,354,674	27,524,641
Deduct: Carry Pool Reclassification from Liabilities	1,300,165	1,131,071
Add: Tax Reclassifications	83,766	—
Deduct: Impact of KKR Management Holdings Corp.	—	301,928
Total Segment Assets	$18,772,875	$15,347,999

Notes to Condensed Consolidated Financial Statements (Continued)

15. EQUITY

Stockholders' Equity

KKR & Co. Inc.'s common stock consists of Class A common stock, Class B common stock and Class C common stock. On July 1, 2018, as a result of the Conversion, (i) each outstanding common unit representing limited partner interests in KKR & Co. L.P. converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock, (ii) each outstanding managing partner unit of KKR & Co. L.P. converted into one issued and outstanding, fully paid and nonassessable share of Class B common stock, and (iii) each outstanding special voting unit of KKR & Co. L.P. converted into one issued and outstanding, fully paid and nonassessable share of Class C common stock. KKR & Co. Inc.'s certificate of incorporation and bylaws provide stockholders with substantially the same rights and obligations that unitholders had immediately prior to the Conversion. Under the laws of the state of its incorporation, KKR & Co. Inc. is deemed to be the same entity as KKR & Co. L.P. In connection with the Conversion, each 6.75% Series A Preferred Unit and 6.50% Series B Preferred Unit of KKR & Co. L.P. was converted into one share of 6.75% Series A Preferred Stock ("Series A Preferred Stock") and 6.50% Series B Preferred Stock ("Series B Preferred Stock") of KKR & Co. Inc., respectively.

Upon Conversion, KKR's authorized capital stock consists of 5,000,000,000 shares, all with a par value of $0.01 per share, of which: (i) 3,500,000,000 are designated as Class A common stock; (ii) one is designated as Class B common stock; (iii) 499,999,999 are designated as Class C common stock; and (iv) 1,000,000,000 are designated as preferred stock, of which (a) 13,800,000 shares are designated as Series A Preferred Stock and (b) 6,200,000 shares are designated as Series B Preferred Stock.
Below is a summary of the reclassification from partnership equity accounts to equity accounts reflective of a corporation following the Conversion. See statements of changes in equity.

KKR & Co. L.P. Partners' Capital - Common Unitholders as of June 30, 2018	$7,940,529
Less: Reclassifications to Class A Common Stock ($0.01 par value, 524,341,874 shares)	5,243
Less: Reclassifications to Class B Common Stock ($0.01 par value, 1 share)	—
Less: Reclassifications to Class C Common Stock ($0.01 par value, 304,107,762 shares)	3,041
Less: Reclassifications to Additional Paid-In Capital	7,932,245
KKR & Co. L.P. Partners' Capital - Common Unitholders as of July 1, 2018	$—
Retained Earnings
Upon Conversion, there was no Retained Earnings as a corporation.
Accumulated Other Comprehensive Income (Loss)
There was no impact to Accumulated Other Comprehensive Income (Loss) upon Conversion.
Class A, Class B and Class C Common Stock
Class A common stock and Class C common stock are non-voting and are not entitled to vote on any matter that is generally subject to a vote of the stockholders, except as expressly provided in the certificate of incorporation and bylaws or required by Delaware law or the rules of the NYSE. Class B common stock is voting and is entitled to one vote per share on any matter that is submitted to a vote of the stockholders generally. For matters on which our Class A common stock is entitled to vote, as provided in the certificate of incorporation or bylaws or required by Delaware law or the rules of the NYSE, so long as the ratio at which KKR Group Partnership Units are exchangeable for Class A common stock remains on a one-for-one basis, Class C common stock will vote together with Class A common stock as a single class and on an equivalent basis unless required otherwise by Delaware law, except Class C common stock will vote separately as a class on any amendment to the certificate of incorporation that changes certain terms, rights or preference of Class C common stock.
The holder of Class B common stock and holders of Class C common stock do not have any economic rights to receive dividends or receive distributions upon the dissolution, liquidation or winding up of KKR. Class A common stock, Class B common stock and Class C common stock are not entitled to preemptive rights, and, except in the case of impermissible

Notes to Condensed Consolidated Financial Statements (Continued)

transfers of the Class B common stock, which would result in KKR’s redemption of such Class B common stock, are not subject to conversion, redemption or sinking fund provisions.
Series A and Series B Preferred Stock
The board of directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers (including voting powers), preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions, in each case without further vote or action by the stockholders (except as may be required by the terms of any preferred stock then outstanding).
As of September 30, 2018, the certificate of incorporation has designated two series of preferred stock, Series A Preferred Stock and Series B Preferred Stock, each of which is outstanding.
On March 17, 2016, KKR issued 13,800,000 shares of Series A Preferred Stock, and on June 20, 2016, KKR issued 6,200,000 shares of Series B Preferred Stock. Series A Preferred Stock and Series B Preferred Stock trade on the NYSE under the symbols "KKR PR A" and "KKR PR B", respectively. The terms of the preferred stock are set forth in our certificate of incorporation.
If declared, dividends on Series A Preferred Stock and Series B Preferred Stock are payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate per annum equal to 6.75%, in the case of Series A Preferred Stock, and 6.50%, in the case of Series B Preferred Stock. Dividends on Series A Preferred Stock and Series B Preferred Stock are discretionary and non-cumulative. Holders of Series A Preferred Stock and Series B Preferred Stock will only receive dividends on such shares when, as and if declared by the board of directors. KKR has no obligation to declare or pay any dividends for any dividend period, whether or not dividends on any series of preferred stock are declared or paid for any other dividend period.
Unless dividends have been declared and paid (or declared and set apart for payment) on Series A Preferred Stock and Series B Preferred Stock for a quarterly distribution period, KKR may not declare or pay dividends on, or repurchase, any of its shares that are junior to Series A Preferred Stock and Series B Preferred Stock, including Class A common stock, during such dividend period. A dividend period begins on a dividend payment date and extends to, but excludes, the next dividend payment date.
If KKR dissolves, then the holders of Series A Preferred Stock and Series B Preferred Stock are entitled to receive payment of a $25.00 liquidation preference per share, plus declared and unpaid dividends, if any, to the extent that KKR has sufficient gross income (excluding any gross income attributable to the sale or exchange of capital assets) such that holders of such preferred stock have capital account balances equal to such liquidation preference, plus declared and unpaid dividends, if any.
Series A Preferred Stock and Series B Preferred Stock do not have a maturity date. However, Series A Preferred Stock may be redeemed at the issuer’s option, in whole or in part, at any time on or after June 15, 2021, at a price of $25.00 per share, plus declared and unpaid dividends, if any. Series B Preferred Stock may be redeemed at the issuer’s option, in whole or in part, at any time on or after September 15, 2021, at a price of $25.00 per share, plus declared and unpaid dividends, if any. Holders of Series A Preferred Stock and Series B Preferred Stock have no right to require the redemption of such stock.
If a certain change of control event with a ratings downgrade occurs prior to June 15, 2021, in the case of Series A Preferred Stock, and September 15, 2021, in the case of Series B Preferred Stock, Series A Preferred Stock or Series B Preferred Stock, as applicable, may be redeemed at the issuer’s option, in whole but not in part, upon at least 30 days' notice, within 60 days of the occurrence of such change of control event, at a price of $25.25 per share, plus declared and unpaid dividends, if any. If such a change of control event occurs (whether before, on or after June 15, 2021, in the case of Series A Preferred Stock, or September 15, 2021, in the case of Series B Preferred Stock) and we do not give such notice, the dividend rate per annum on the applicable series of preferred stock will increase by 5.00%, beginning on the 31st day following such change of control event.
Series A Preferred Stock and Series B Preferred Stock are not convertible into common stock of KKR & Co. Inc. and have no voting rights, except that holders of Series A Preferred Stock and Series B Preferred Stock have certain voting rights in limited circumstances relating to the election of directors following the failure to declare and pay dividends, certain amendments to the terms of the preferred stock, and the creation of preferred stock that are senior to Series A Preferred Stock and Series B Preferred Stock.

Notes to Condensed Consolidated Financial Statements (Continued)

In connection with the issuance of Series A Preferred Stock and Series B Preferred Stock, the KKR Group Partnerships issued for the benefit of KKR & Co. Inc. corresponding series of preferred units with economic terms that mirror those of Series A Preferred Stock and Series B Preferred Stock, as applicable.
Share Repurchase Program

On May 3, 2018, KKR increased the available amount under its repurchase program to $500 million, which may be used for the repurchase of its shares of Class A common stock of KKR & Co. Inc. and retirement of equity awards issued pursuant to the Equity Incentive Plan (and any successor equity plan thereto). Under this repurchase program, shares of Class A common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of Class A common stock of KKR & Co. Inc., and the program may be suspended, extended, modified or discontinued at any time. During the three and nine months ended September 30, 2018, approximately 1.1 million and 3.3 million shares of Class A common stock, respectively, were repurchased pursuant to this program. There were no shares of Class A common stock repurchased pursuant to this program during the three and nine months ended September 30, 2017.
Noncontrolling Interests

Noncontrolling interests represent (i) noncontrolling interests in consolidated entities and (ii) noncontrolling interests held by KKR Holdings. There was no impact to Noncontrolling Interests upon Conversion.

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

(v)	third parties in KKR's capital markets business line.

On January 16, 2018, KKR Financial Holdings LLC ("KFN") completed the redemption of all of its outstanding 7.375% Series A LLC Preferred Shares.
During the third quarter of 2018, all remaining holders of exchangeable equity securities representing ownership interests in a subsidiary of a KKR Group Partnership issued in connection with the acquisition of Avoca Capital ("Avoca") have exchanged such securities for shares of Class A common stock.

Noncontrolling Interests held by KKR Holdings

Noncontrolling interests held by KKR Holdings include economic interests held by principals in the KKR Group Partnerships. Such principals receive financial benefits from KKR's business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. These financial benefits are not paid by KKR & Co. Inc. and are borne by KKR Holdings.

Notes to Condensed Consolidated Financial Statements (Continued)

The following tables present the calculation of total noncontrolling interests.

	Nine Months Ended September 30,
	2018
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$8,072,849	$4,793,475	$12,866,324
Net income (loss) attributable to noncontrolling interests (1)	1,121,441	864,520	1,985,961
Other comprehensive income (loss), net of tax (2)	(25,451)	(13,676)	(39,127)
Exchange of KKR Holdings Units to Class A Common Stock and Other(3)	(52,585)	(501,600)	(554,185)
Equity-based and other non-cash compensation	—	87,479	87,479
Capital contributions	3,534,670	2,367	3,537,037
Capital distributions	(2,023,277)	(167,950)	(2,191,227)
Changes in consolidation	370,307	—	370,307
Balance at the end of the period	$10,997,954	$5,064,615	$16,062,569

(1)	Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(2)
With respect to noncontrolling interests held by KKR Holdings, calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

(3)
Calculated based on the proportion of KKR Holdings units and other exchangeable securities exchanged for KKR & Co. Inc. Class A common stock during the reporting period. The exchange agreement with KKR Holdings provides for the exchange of KKR Group Partnership Units held by KKR Holdings for KKR & Co. Inc. Class A common stock.

Net income (loss) attributable to each of KKR & Co. Inc. Class A common stockholders and KKR Holdings, with the exception of certain tax assets and liabilities that are directly allocable to KKR & Co. Inc., is attributed based on the percentage of the weighted average KKR Group Partnership Units directly or indirectly held by KKR & Co. Inc. and KKR Holdings, each of which directly or indirectly holds equity of the KKR Group Partnerships. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings, (ii) the periodic exchange of KKR Holdings units for KKR & Co. Inc. Class A common stock pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the Equity Incentive Plan, equity allocations shown in the condensed consolidated statement of changes in equity differ from their respective pro rata ownership interests in KKR's net assets.
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$1,352,269	$378,938	$3,521,559	$2,045,356
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	12,236	20,876	19,894	64,196
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	397,835	80,724	1,121,441	500,439
Less: Preferred Stock Dividends	8,341	8,341	25,023	25,023
Plus: Income tax expense (benefit) attributable to KKR & Co. Inc.	(131,912)	6,063	(84,947)	30,571
Net income (loss) attributable to KKR & Co. Inc. Class A Common Stockholders and KKR Holdings	$801,945	$275,060	$2,270,254	$1,486,269

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$293,659	$115,434	$864,520	$637,146

Notes to Condensed Consolidated Financial Statements (Continued)

Redeemable Noncontrolling Interests

Redeemable Noncontrolling Interests represent noncontrolling interests of certain investment funds and vehicles that are subject to periodic redemption by fund investors following the expiration of a specified period of time (typically one year), or may be withdrawn subject to a redemption fee during the period when capital may not be otherwise withdrawn. Fund investors interests subject to redemption as described above are presented as Redeemable Noncontrolling Interests in the accompanying condensed consolidated statements of financial condition and presented as Net Income (Loss) Attributable to Redeemable Noncontrolling Interests in the accompanying condensed consolidated statements of operations. There was no impact to Redeemable Noncontrolling Interests upon Conversion.

When redeemable amounts become legally payable to fund investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the accompanying condensed consolidated statements of financial condition. For all consolidated investment vehicles and funds in which redemption rights have not been granted, noncontrolling interests are presented within Stockholders' Equity in the accompanying condensed consolidated statements of financial condition as noncontrolling interests.

The following table presents the rollforward of Redeemable Noncontrolling Interests:

Nine Months Ended September 30,
2018
Balance at the beginning of the period	$610,540
Net income (loss) attributable to Redeemable Noncontrolling Interests	19,894
Capital contributions	450,330
Capital distributions	(10,189)
Balance at the end of the period	$1,070,575

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

Notes to Condensed Consolidated Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES

Funding Commitments

As of September 30, 2018, KKR had unfunded commitments consisting of $5,055.9 million to its active private equity and other investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets business line. As of September 30, 2018, these commitments amounted to $28.6 million and $1,041.7 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for KKR's Capital Markets business line are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown occurring after September 30, 2018. KKR's capital markets business has an arrangement with a third party, which reduces its risk when underwriting certain debt transactions, and thus our unfunded commitments are reduced to reflect the amount to be funded by such a third party. In the case of purchases of investments or assets in KKR's Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Contingent Repayment Guarantees

The partnership documents governing KKR's carry-paying funds, including funds relating to private equity, infrastructure, energy, real estate, mezzanine, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of September 30, 2018, no carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their September 30, 2018 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $2.0 billion. Carried interest is recognized in the condensed consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the condensed consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

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
 The regulatory capital requirements referred to above may restrict KKR's ability to withdraw capital from its registered broker-dealer entities. At September 30, 2018, approximately $153.3 million of cash at KKR's registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

Notes to Condensed Consolidated Financial Statements (Continued)

18. SUBSEQUENT EVENTS

Common Stock Dividend

A dividend of $0.125 per share of Class A common stock of KKR & Co. Inc. was announced on October 25, 2018, and will be paid on November 20, 2018 to Class A common stockholders of record as of the close of business on November 5, 2018. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Preferred Stock Dividend

A dividend of $0.421875 per share of Series A Preferred Stock has been declared as announced on October 25, 2018 and set aside for payment on December 17, 2018 to holders of record of Series A Preferred Stock as of the close of business on December 1, 2018.

A dividend of $0.406250 per share of Series B Preferred Stock has been declared as announced on October 25, 2018 and set aside for payment on December 17, 2018 to holders of record of Series B Preferred Stock as of the close of business on December 1, 2018.

Investment in Marshall Wace

Due to the exercise of one of the options agreed to between Marshall Wace and KKR, KKR expects to acquire an additional 5.0% interest in Marshall Wace in the fourth quarter of 2018. The acquisition is expected to be completed with a combination of cash and shares of Class A common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. Inc., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 23,
2018 (our "Annual Report"), including the audited consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-looking Statements" and “Risk Factors" in this report, our Annual Report and other quarterly reports. Actual results may differ materially from those contained in any forward looking statements.

Overview

We are a leading global investment firm that manages multiple alternative asset classes including private equity, energy, infrastructure, real estate, and credit, and with strategic partners that manage hedge funds. We aim to generate attractive investment returns for our fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with our portfolio companies. We invest our own capital alongside the capital we manage for fund investors and provide financing solutions and investment opportunities through our capital markets business.
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies, and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 335 private equity investments in portfolio companies with a total transaction value in excess of $580 billion as of September 30, 2018. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, capital markets, infrastructure, energy, real estate, growth equity, and core investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
KKR operates according to a “one-firm” philosophy. This means we seek to work proactively and collaboratively across business lines, departments, and geographies, as appropriate, to achieve what we believe are the best results for our funds, our clients, and the firm. Through our offices throughout the world, we have a pre-eminent global integrated platform for sourcing transactions, raising capital, and carrying out capital markets activities. Our growth has been driven by value that we have created through our operationally focused investment approach, the expansion of our existing businesses, our entry into new lines of business, innovation in the products that we offer investors in our funds, an increased focus on providing tailored solutions to our clients, and the integration of capital markets distribution activities.
As a global investment firm, we earn management, monitoring, transaction and incentive fees, and carried interest for providing investment management, monitoring, and other services to our funds, vehicles, CLOs, managed accounts, and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income from investing our own capital alongside that of our fund investors from other assets on our balance sheet and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested.
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating consultants, senior advisors, and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence, and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of September 30, 2018, approximately 78% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.

Recent Developments
Our Conversion to a Corporation
On July 1, 2018, we completed our conversion from a Delaware limited partnership named KKR & Co. L.P. into a Delaware corporation named KKR & Co. Inc. (the "Conversion"). See “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Our Business Lines

Private Markets

Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity and core equity investments. We also manage and sponsor investment funds that invest capital in real assets, such as infrastructure, energy, and real estate. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of September 30, 2018, Private Markets business line had $103.7 billion of AUM and FPAUM of $66.1 billion, consisting of $44.5 billion in private equity (including growth equity and core investments) and $21.6 billion in real assets (including infrastructure, energy, and real estate) and other related strategies.

The table below presents information as of September 30, 2018, relating to our current private equity, growth equity, core investment, and real asset funds and other investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30, 2018.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest

Private Equity and Growth Equity Funds
Asian Fund III (4)	4/2017	4/2023	$9,000.0	$7,733.5	5.6%	$1,266.5	$—	$1,266.5	$1,525.3	$18.8
Americas Fund XII (4)	1/2017	1/2023	13,500.0	11,607.1	6.0%	1,892.9	—	1,892.9	2,401.3	41.0
Health Care Strategic Growth Fund (4)	12/2016	12/2021	1,331.0	1,233.5	11.3%	97.5	—	97.5	160.4	3.2
Next Generation Technology Growth Fund (4)	3/2016	3/2021	658.9	244.8	22.5%	414.1	—	414.1	668.1	24.0
European Fund IV (4)	12/2014	12/2020	3,511.9	1,325.4	5.6%	2,276.2	461.2	1,893.0	3,185.7	224.9
Asian Fund II (4)	4/2013	4/2017	5,825.0	649.2	1.3%	6,177.0	2,515.1	4,647.3	6,709.6	417.1
North America Fund XI (4)	9/2012	1/2017	8,718.4	851.9	2.9%	9,296.8	7,431.2	6,076.8	11,488.8	1,012.0
China Growth Fund	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	721.8	584.2	585.7	0.3
European Fund III	3/2008	3/2014	5,562.3	225.5	5.1%	5,336.8	8,969.1	1,063.8	2,009.2	190.9
Asian Fund	7/2007	4/2013	3,983.3	—	2.5%	3,945.9	8,409.6	239.2	292.5	11.7
2006 Fund	9/2006	9/2012	17,642.2	337.7	2.1%	17,304.5	29,376.5	3,742.8	6,028.7	432.4
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,479.3	—	59.0	4.7
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	14,123.1	0.5	14.9	3.0
Private Equity and Growth Equity Funds			82,493.8	24,208.6		60,769.0	80,486.9	21,918.6	35,129.2	2,384.0

Co-Investment Vehicles and Other (4)	Various	Various	7,165.9	2,365.8	Various	5,006.7	3,402.2	3,395.2	5,135.4	482.6

Total Private Equity and Growth Equity Funds			89,659.7	26,574.4		65,775.7	83,889.1	25,313.8	40,264.6	2,866.6

Real Assets
Energy Income and Growth Fund (4)	9/2013	6/2018	1,974.2	59.3	12.9%	1,958.2	531.9	1,508.0	1,788.4	—
Natural Resources Fund	Various	Various	887.4	2.6	Various	884.8	115.9	201.5	178.4	—
Global Energy Opportunities (4)	Various	Various	979.2	334.4	Various	474.2	83.0	346.1	337.7	2.6
Global Infrastructure Investors (4)	9/2011	10/2014	1,040.2	25.4	4.8%	1,046.2	1,174.6	467.3	628.1	18.9
Global Infrastructure Investors II (4)	10/2014	6/2018	3,041.4	673.1	4.1%	2,591.4	260.8	2,360.9	2,972.4	58.0
Global Infrastructure Investors III (4)	6/2018	6/2024	7,182.0	7,182.0	3.8%	—	—	—	—	—
Real Estate Partners Americas (4)	5/2013	5/2017	1,229.1	352.7	16.3%	1,004.3	1,061.5	402.4	419.2	24.5
Real Estate Partners Americas II (4)	5/2017	12/2020	1,921.2	1,562.3	7.8%	358.9	10.8	355.8	402.5	—
Real Estate Partners Europe (4)	9/2015	6/2020	712.3	425.6	9.7%	297.0	19.1	284.4	345.7	—
Real Estate Credit Opportunity Partners (4)	2/2017	2/2019	1,130.0	458.5	4.4%	671.5	38.8	671.5	686.9	2.8
Co-Investment Vehicles and Other	Various	Various	2,138.4	743.9	Various	1,394.5	649.3	1,391.2	1,675.8	1.3

Real Assets			$22,235.4	$11,819.8		$10,681.0	$3,945.7	$7,989.1	$9,435.1	$108.1

Other
Core Investment Vehicles (4)	Various	Various	9,500.0	6,560.7	36.8%	2,939.3	—	2,939.3	3,462.5	14.2
Unallocated Commitments (5)			3,149.8	3,149.8	Various	—	—	—	—	—

Private Markets Total			$124,544.9	$48,104.7		$79,396.0	$87,834.8	$36,242.2	$53,162.2	$2,988.9

(1)
The start date represents the date on which the general partner of the applicable fund commenced investment of the fund's capital or the date of the first closing. The end date represents the earlier of (i) the date on which the general partner of the applicable fund was or will be required by the fund's governing agreement to cease making investments on behalf of the fund, unless extended by a vote of the fund investors, and (ii) the date on which the last investment was made.

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on September 30, 2018, in the case of uncalled commitments.

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

The table below presents information as of September 30, 2018, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since September 30, 2018, or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	14,123.1	14.9	14,138.0	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,750.8	5,750.8	8,479.3	59.0	8,538.3	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,304.5	29,376.5	6,028.7	35,405.2	11.9%	9.3%	2.0
Asian Fund (2007)	3,983.3	3,945.9	8,409.6	292.5	8,702.1	19.0%	13.8%	2.2
European Fund III (2008) (2)	5,562.3	5,336.8	8,969.1	2,009.2	10,978.3	17.2%	12.0%	2.1
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	199.6	—	199.6	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010.0	1,010.0	721.8	585.7	1,307.5	8.5%	3.6%	1.3
Natural Resources Fund (2010)	887.4	884.8	115.9	178.4	294.3	(23.5)%	(25.6)%	0.3
Global Infrastructure Investors (2011) (2)	1,040.2	1,046.2	1,174.6	628.1	1,802.7	15.0%	13.0%	1.7
North America Fund XI (2012)	8,718.4	9,296.8	7,431.2	11,488.8	18,920.0	27.1%	21.6%	2.0
Asian Fund II (2013)	5,825.0	6,177.0	2,515.1	6,709.6	9,224.7	19.1%	13.9%	1.5
Real Estate Partners Americas (2013)	1,229.1	1,004.3	1,061.5	419.2	1,480.7	19.6%	14.5%	1.5
Energy Income and Growth Fund (2013)	1,974.2	1,958.2	531.9	1,788.4	2,320.3	8.4%	5.6%	1.2
Global Infrastructure Investors II (2014) (2)	3,041.4	2,591.4	260.8	2,972.4	3,233.2	15.4%	12.5%	1.2
European Fund IV (2015) (2)	3,511.9	2,276.2	461.2	3,185.7	3,646.9	28.0%	21.0%	1.6
Real Estate Partners Europe (2015) (2)	712.3	297.0	19.1	345.7	364.8	18.4%	11.5%	1.2
Next Generation Technology Growth Fund (2016)	658.9	414.1	—	668.1	668.1	55.3%	43.2%	1.6
Health Care Strategic Growth Fund (2016) (3)	1,331.0	97.5	—	160.4	160.4	—	—	—
Americas Fund XII (2017) (3)	13,500.0	1,892.9	—	2,401.3	2,401.3	—	—	—
Real Estate Credit Opportunity Partners (2017) (3)	1,130.0	671.5	38.8	686.9	725.7	—	—	—
Asian Fund III (2017) (3)	9,000.0	1,266.5	—	1,525.3	1,525.3	—	—	—
Real Estate Partners Americas II (2017) (3)	1,921.2	358.9	10.8	402.5	413.3	—	—	—
Core Investment Vehicles (2017) (3)	9,500.0	2,939.3	—	3,462.5	3,462.5	—	—	—
Global Infrastructure Investors III (2018) (2)(3)	7,182.0	—	—	—	—	—	—	—
Subtotal - Included Funds	114,392.8	75,801.8	92,657.6	46,013.3	138,670.9	15.9%	11.9%	1.9

All Funds	$130,867.3	$92,276.3	$142,926.9	$46,013.3	$188,940.2	25.6%	18.8%	2.0

(1)
These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction").

(2)
The following table presents information regarding investment funds with euro-denominated commitments. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on September 30, 2018, in the case of unfunded commitments.

Private Markets Investment Funds	Commitment (€ in millions)
European Fund	€196.5
European Fund II	€2,597.5
European Fund III	€2,882.8
E2 Investors (Annex Fund)	€55.5
European Fund IV	€1,626.1
Global Infrastructure Investors	€30.0
Global Infrastructure Investors II	€243.8
Real Estate Partners Europe	€276.6
Global Infrastructure Investors III	€987.0

(3)
The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to September 30, 2018. None of the Health Care Strategic Growth Fund, Americas Fund XII, Real Estate Credit Opportunity Partners, Asian Fund III, Real Estate Partners Americas II, our Core Investment Vehicles, or Global Infrastructure Investors III has invested for at least 24 months as of September 30, 2018. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.

(4)
An investment is considered realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have either made their first investment more recently than 24 months prior to September 30, 2018 or have otherwise not had any realizations.

(5)
IRRs measure the aggregate annual compounded returns generated by a fund's investments over a holding period. Net IRRs are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees and organizational expenses. Gross IRRs are calculated before giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees and organizational expenses.

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

KKR's Private Markets funds may utilize third-party financing facilities to provide liquidity to such funds. The above net and gross IRRs are calculated from the time capital contributions are due from fund investors to the time fund investors receive a related distribution from the fund, and the use of such financing facilities generally decreases the amount of invested capital that would otherwise be used to calculate IRRs, which tends to increase IRRs when fair value grows over time and decrease IRRs when fair value decreases over time. KKR's Private Markets funds also generally provide in certain circumstances, which vary depending on the relevant fund documents, for a portion of capital returned to investors to be restored to unused commitments as recycled capital. For KKR's Private Markets funds that have a preferred return, we take into account recycled capital in the calculation of IRRs and multiples of invested capital because the calculation of the preferred return includes the effect of recycled capital. For KKR's Private Markets funds that do not have a preferred return, we do not take recycled capital into account in the calculation of IRRs and multiples of invested capital. The inclusion of recycled capital generally causes invested and realized amounts to be higher and IRRs and multiples of invested capital to be lower than had recycled capital not been included. The inclusion of recycled capital would reduce the composite net IRR of all Included Funds by 0.1% and the composite net IRR of all Legacy Funds by 0.5% and would reduce the composite multiple of invested capital of Included Funds by less than 0.1 and the composite multiple of invested capital of Legacy Funds by 0.4.

Public Markets

Through our Public Markets business line, we operate our combined credit and hedge funds platforms. Our credit platform invests capital in (i) leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit, and revolving credit strategies and (ii) alternative credit strategies, including special situations and private credit strategies, such as direct lending and private opportunistic credit (or mezzanine) investment strategies. The funds, CLOs, separately managed accounts, investment companies registered under the Investment Company Act of 1940 (the "Investment Company Act"), including BDCs, and alternative investment funds ("AIFs") in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, regulated by the Central Bank of Ireland, and KKR Credit Advisors (EMEA) LLP, regulated by the United Kingdom Financial Conduct Authority (the "FCA"). Our Public Markets business line also includes our hedge funds platform, which consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "hedge fund partnerships"). Our hedge fund partnerships offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds, credit hedge funds, and funds focused on investing in natural catastrophe and weather risks.
We intend to continue to grow the Public Markets business line by leveraging our global investment platform, experienced investment professionals, and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

As of September 30, 2018, our Public Markets business line had $91.0 billion of AUM, comprised of $32.2 billion of assets managed in our leveraged credit strategies (which include $2.2 billion of assets managed in our opportunistic credit strategy and $1.8 billion of assets managed in our revolving credit strategy), $7.3 billion of assets managed in our special situations strategy, $22.5 billion of assets managed in our private credit strategies, $28.2 billion of assets managed through our hedge fund platform, and $0.8 billion of assets managed in other strategies. Our private credit strategies include $16.7 billion of assets managed in our direct lending strategy and $5.8 billion of assets managed in our private opportunistic credit strategy. Assets managed through our hedge fund platform represent KKR's pro rata portion of AUM of our hedge fund partnerships.
The previously announced strategic BDC partnership (the "FS Investments Transaction") with Franklin Square Holdings, L.P. ("FS Investments") closed on April 9, 2018. Our BDC platform has approximately $16.8 billion in combined assets under management. We report all of the assets under management of the BDCs in our BDC platform advised by FS/KKR Advisor, LLC.

Credit

Performance
We generally review our performance in our credit platform by investment strategy.

The following table presents information regarding the principal leveraged credit strategies managed by KKR. The returns presented below are from inception of the strategy to September 30, 2018. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.98%	7.35%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	6.27%
Opportunistic Credit (3)	May 2008	12.78%	10.78%	BoAML HY Master II Index (3)	6.53%
Bank Loans	Apr 2011	5.54%	4.93%	S&P/LSTA Loan Index (4)	4.37%
High-Yield	Apr 2011	6.77%	6.19%	BoAML HY Master II Index (5)	6.27%
Bank Loans Conservative	Apr 2011	4.79%	4.19%	S&P/LSTA BB-B Loan Index (6)	4.34%
European Leveraged Loans (7)	Sep 2009	5.23%	4.70%	CS Inst West European Leveraged Loan Index (8)	4.63%
High-Yield Conservative	Apr 2011	6.04%	5.47%	BoAML HY BB-B Constrained (9)	6.09%
European Credit Opportunities (7)	Sept 2007	5.70%	4.79%	S&P European Leveraged Loans (All Loans) (10)	4.36%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

(1)
The benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the "S&P/LSTA Loan Index"), S&P/LSTA U.S. B/BB Ratings Loan Index (the "S&P/LSTA BB-B Loan Index"), the Bank of America Merrill Lynch High Yield Master II Index (the "BoAML HY Master II Index"), the BofA Merrill Lynch BB-B US High Yield Index (the "BoAML HY BB-B Constrained"), the Credit Suisse Institutional Western European Leveraged Loan Index (the "CS Inst West European Leveraged Loan Index"), and S&P European Leveraged Loans (All Loans). The S&P/LSTA Loan Index is a daily tradable index for the U.S. loan market that seeks to mirror the market-weighted performance of the largest institutional loans that meet certain criteria. The S&P/ LSTA BB-B Loan Index is comprised of loans in the S&P/LSTA Loan Index, whose rating is BB+, BB, BB-, B+, B or B-. The BoAML HY Master II Index is an index for high-yield corporate bonds. It is designed to measure the broad high-yield market, including lower-rated securities. The BoAML HY BB-B Constrained is a subset of the BoAML HY Master II Index including all securities rated BB1 through B3, inclusive. The CS Inst West European Leveraged Loan Index contains only institutional loan facilities priced above 90, excluding TL and TLa facilities and loans rated CC, C or are in default. The S&P European Leveraged Loan Index reflects the market-weighted performance of institutional leveraged loan portfolios investing in European credits. While the returns of our leveraged credit strategies reflect the reinvestment of income and dividends, none of the indices presented in the chart above reflect such reinvestment, which has the effect of increasing the reported relative performance of these strategies as compared to the indices. Furthermore, these indices are not subject to management fees, incentive allocations, or expenses.

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

(11)	This strategy has not called any capital as of September 30, 2018. As a result, the gross and net return performance measures are not meaningful and are not included above.
The following table presents information regarding our Public Markets alternative credit funds where investors are subject to capital commitments from inception to September 30, 2018. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below, and past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Special Situations Fund	Dec 2012	$2,274.3	$2,244.7	$1,140.7	$1,657.4	$2,798.1	6.5%	4.5%	1.2	$—
Special Situations Fund II	Dec 2014	3,387.6	2,052.1	39.7	2,299.7	2,339.4	8.3%	5.7%	1.1	—
Mezzanine Partners	Mar 2010	1,022.8	913.9	1,060.1	314.3	1,374.4	13.5%	8.8%	1.5	69.1
Private Credit Opportunities Partners II	Dec 2015	2,245.1	637.3	13.1	639.2	652.3	5.0%	2.1%	1.0	—
Lending Partners	Dec 2011	460.2	405.3	431.4	77.8	509.2	6.7%	5.2%	1.3	—
Lending Partners II	Jun 2014	1,335.9	1,179.1	723.7	792.8	1,516.5	12.1%	9.9%	1.3	43.5
Lending Partners III	Apr 2017	963.8	195.0	—	236.2	236.2	N/A	N/A	N/A	5.8
Lending Partners Europe	Mar 2015	847.6	538.1	73.9	529.8	603.7	11.6%	7.8%	1.1	1.2
Other Alternative Credit Vehicles	Various	8,261.0	4,207.4	2,534.9	3,151.2	5,686.1	N/A	N/A	N/A	164.4
Unallocated Commitments (4)	Various	450.0	—	—	—	—	N/A	N/A	N/A	—
All Funds		$21,248.3	$12,372.9	$6,017.5	$9,698.4	$15,715.9				$284.0
(1)    Recycled capital is excluded from the amounts invested and realized.
(2)    These credit funds utilize third-party financing facilities to provide liquidity to such funds, and in such an event, IRRs are calculated from the time capital contributions are due from fund investors to the time fund investors receive a related distribution from the fund. The use of such financing facilities generally decreases the amount of invested capital that would otherwise be used to calculate IRRs, which tends to increase IRRs when fair value grows over time and decrease IRRs when fair value decreases over time. IRRs measure the aggregate annual compounded returns generated by a fund's investments over a holding period and are calculated taking into account recycled capital. Net IRRs presented are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees. Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees.
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

Public Markets AUM and Vehicle Structures
The table below presents information as of September 30, 2018, based on the investment funds, vehicles, or accounts offered by our Public Markets business line. Our funds, vehicles, and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles, and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$16,512	$15,119	0.10% - 1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	12,113	12,113	0.40% - 0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	28,625	27,232

Alternative Credit: (3)
Special Situations	7,575	4,473	0.90% - 1.75% (4)	10.00 - 20.00%	7.00 - 12.00%	8-15 Years (2)
Private Credit	9,797	4,085	0.50% - 1.50%	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (2)
Total Alternative Credit	17,372	8,558

Hedge Funds (5)	28,168	20,642	0.50% - 2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	16,793	16,793	0.60%	8.00%	7.00%	Indefinite
Total	$90,958	$73,225

(1)
Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share up to 20% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and are subject to a provision requiring the funds and vehicles to regain prior losses before any performance fee is earned.

(2)
Duration of capital is measured from inception. Inception dates for CLOs were between 2013 and 2018 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2018.

(3)	Our alternative credit funds generally have investment periods of three to five years and our newer alternative credit funds generally earn fees on invested capital during the investment period.

(4)	Lower fees on uninvested capital in certain vehicles.

(5)	Hedge Funds represent KKR's pro rata portion of AUM and FPAUM of our hedge fund partnerships, which consist of minority stakes in hedge fund managers.

(6)	Consists of our BDC platform advised by FS/KKR Advisor, LLC. We report all of the assets under management of the BDCs in AUM and FPAUM.

Capital Markets

Our Capital Markets business line is comprised of our global capital markets business, which is integrated with KKR's other business lines, and serves our portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings, and providing other types of capital markets services. Our capital markets business underwrites credit facilities and arranges loan syndications and participations. When we are sole arrangers of a credit facility, we may advance amounts to the borrower on behalf of other lenders, subject to repayment. When we underwrite an offering of securities on a firm commitment basis, we commit to buy and sell an issue of securities and generate revenue by purchasing the securities at a discount or for a fee. When we act in an agency capacity or best efforts basis, we generate revenue for arranging financing or placing securities with capital markets investors. We may also provide issuers with capital markets advice on security selection, access to markets, marketing considerations, securities pricing, and other aspects of capital markets transactions in exchange for a fee. Our capital markets business also plays an important role in syndicating private equity co-investment opportunities to both fund investors and other third parties, which may entitle the firm to receive management fees and/or a carried interest.
Our flagship capital markets subsidiary is KKR Capital Markets LLC, an SEC-registered broker-dealer and a member of the Financial Industry Regulation Authority ("FINRA"), which is registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific, and the Middle East.

Principal Activities

Through our Principal Activities business line, we manage the firm's own assets on our balance sheet and deploy capital to support and grow our business lines. Typically, the funds in our Private Markets and Public Markets business lines contractually require us, as general partner of the funds, to make sizable capital commitments from time to time. We believe our general partner commitments are indicative of the conviction we have in a given fund's strategy, which assists us in raising new funds from limited partners. We also use our balance sheet to acquire investments in order to help establish a track record for fundraising purposes in new strategies. We may also use our own capital to seed investments for new funds, to bridge capital selectively for our funds' investments, or finance strategic acquisitions and partnerships, although the financial results of an acquired business or hedge fund partnership may be reported in our other business lines.

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

We endeavor to use our balance sheet strategically and opportunistically to generate an attractive risk-adjusted return on equity in a manner that is consistent with our fiduciary duties, is in compliance with applicable laws, and is consistent with our one-firm approach.

The chart below presents the holdings of our Principal Activities business line by asset class as of September 30, 2018.

Holdings by Asset Class (1)

(1)
This presentation includes our capital commitments to our funds. Assets and revenues of other asset managers with which KKR has formed hedge fund partnerships where KKR does not hold more than 50% ownership interest are not included in Principal Activities but are reported in the financial results of our other business lines. Private Equity includes KKR private equity funds, co-investments alongside such KKR-sponsored private equity funds, certain core equity investments, and other opportunistic investments. However, equity investments in other asset classes, such as real estate, special situations and energy appear in these other asset classes. Other Credit consists of other leveraged credit and specialty finance strategies.

Business Environment

Economic and Market Conditions
Economic Conditions. As a global investment firm, we are affected by financial and economic conditions globally. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting the values of the investments we make, our ability to exit these investments profitably, our ability to raise capital from investors, and our ability to make new investments. Financial and economic conditions in the United States, the European Union, Japan, China, and other major economies are significant contributors to the global economy.

As of September 30, 2018, U.S. economic growth remained strong, despite showing signs of slowing down amid the imposition of tariffs on U.S.-China trades and widening U.S. trade deficit in the third quarter. Following the previous rate increases in March and June of 2018, the U.S. Federal Reserve again raised its benchmark interest rate by 25 basis points in September 2018, and forecasted another raise in 2018 and three more in 2019. In the United States, real GDP growth was 3.5%, on a seasonally adjusted annualized basis, for the quarter ended September 30, 2018, down from 4.2% for the quarter ended June 30, 2018; the U.S. unemployment rate was 3.7% as of September 30, 2018, down from 4.0% as of June 30, 2018; U.S. core consumer price index inflation was 2.2% on a year-over-year basis as of September 30, 2018, down from 2.3% on a year-over-year basis as of June 30, 2018; and the effective federal funds rate set by the U.S. Federal Reserve was 2.2% as of September 30, 2018, up from 1.9% as of June 30, 2018.
As of September 30, 2018, the European Union continued its slow and steady pace of economic growth, with concerns of instability rising in the background due to ongoing negotiations over Britain's exit from the European Union and disagreement about Italy's budget plan. In the Euro Area, real GDP growth was 0.2%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended September 30, 2018, down from 0.4% for the quarter ended June 30, 2018; the Euro Area unemployment rate is estimated to be 8.1% as of September 30, 2018, slightly down from 8.2% as of June 30, 2018; Euro Area core inflation was 0.9% on a year-over-year basis as of September 30, 2018, unchanged from June 30, 2018; and the short-term benchmark interest rate set by the European Central Bank was 0% as of September 30, 2018, flat from June 30, 2018.
As of September 30, 2018, the Bank of Japan continued its loose monetary policy and projected a continued modest expansion of Japan's economy. Chinese economic growth slowed during the third quarter of 2018, which could reflect growing tensions in its trade conflicts with the United States. In Japan, the short-term benchmark interest rate set by the Bank of Japan was 0.1% as of September 30, 2018, unchanged from June 30, 2018; and in China, reported real GDP was 1.6%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended September 30, 2018, compared to 1.8% in the quarter ended June 30, 2018.
These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. Other key issues include (i) political uncertainty caused by, among other things, populist political parties and economic nationalist sentiments, (ii) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, and austerity programs, (iii) increased volatility as the U.S. Federal Reserve potentially raises interest rates more frequently and/or in larger increments than in previous increases, and (iv) technological advancements and innovations that may disrupt marketplaces and businesses. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" in our Annual Report.
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

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended September 30, 2018, global equity markets were positive, with the S&P 500 Index up 7.7% and the MSCI World Index up 5.1% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (the "VIX"), a measure of volatility, ended at 12.1 as of September 30, 2018, decreasing from 16.1 as of June 30, 2018. Since September 30, 2018, however, the U.S. equity market has experienced significant volatility, with the VIX rising to 24.22 on October 25, 2018 and the S&P 500 Index falling by 7.2% between September 30, 2018 and October 25, 2018. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report.
Many of our investments are also in non-investment grade credit instruments, and our funds and our portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies used to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightening credit spreads are generally expected to lead to an increase, and widening credit spreads are generally expected to lead to a decrease, in the value of these credit investments, if not offset by hedging or other factors. In addition, the significant widening of credit spreads is also typically expected to negatively impact equity markets, which in turn would negatively impact our portfolio and us as noted above. During the quarter ended September 30, 2018, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) narrowed by 17 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) narrowed by 43 basis points. The non-investment grade credit indices were up during the quarter ended September 30, 2018, with the S&P/LSTA Leveraged Loan Index up 1.8% and the BofAML HY Master II Index up 2.4%. In addition, during the quarter ended September 30, 2018, 10-year government bond yields rose 20 basis points in the United States, rose 17 basis points in Germany, rose 30 basis points in the United Kingdom, rose 14 basis points in China, and rose 9 basis points in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report.

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
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended September 30, 2018, the euro fell 0.7%, the British pound fell 1.3%, the Japanese yen fell 2.6%, and the Chinese renminbi fell 3.6%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk" in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended September 30, 2018, the long-term price of WTI crude oil increased approximately 9%, while the long-term price of natural gas decreased approximately 2%. The long-term price of WTI crude oil increased from approximately $58 per barrel to $63 per barrel, and the long-term price of natural gas decreased from approximately $2.64 per mcf to $2.59 per mcf as of June 30, 2018 and September 30, 2018, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted. In addition, because we hold certain energy assets, which had a fair value of $0.7 billion as of September 30, 2018 on our balance sheet, these price movements would have an amplified impact on our financial results, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our Principal Activities segment may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report.

Business Conditions
Our segment revenues consist of fees, performance income and investment income. Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation or income. Since 2010, we have expanded into strategies such as energy, infrastructure, real estate, growth equity, core, credit and, through hedge fund partnerships, hedge funds. In several of these strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Americas Fund XII, Asian Fund III and our Real Estate Partners Americas II fund exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship private equity funds or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM and associated fees attributable to new capital raised in future periods may be lower than in prior years. New capital organically raised in AUM for the quarters ended September 30, 2018 and 2017 were $6.1 billion and $7.7 billion, respectively. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" in our Annual Report.
Our ability to successfully deploy capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital available to us and participate in capital markets transactions. Greater competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Additionally, because we seek to make investments that have an ability to achieve our targeted returns while taking on a reasonable level of risk, we may experience periods of reduced investment activity. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. Reduced levels of transaction activity also tends to result in reduced potential future investment gains, lower transaction fees and lower fees for our capital markets business line, which may earn fees in the syndication of equity or debt. Capital invested for the quarters ended September 30, 2018 and 2017 were

$5.5 billion and $4.6 billion, respectively, and syndicated capital for the quarters ended September 30, 2018 and 2017 were $1.6 billion and $0.5 billion, respectively.
Our ability to realize investments. Challenging market and economic conditions may adversely affect our ability to exit and realize value from our investments and result in lower-than-expected returns. Although the equity markets are not the only means by which we exit investments, the strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in our private equity portfolio companies in a timely manner. We may also realize investments through strategic sales. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our investments. For the quarters ended September 30, 2018 and 2017, through exit activity in our investments, we realized carried interest of $0.4 billion and $0.4 billion, respectively.

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

Key Financial Measures Under GAAP

Revenues

Fees and Other

Fees and other consist primarily of (i) management and incentive fees from providing investment management services to unconsolidated funds, CLOs, other vehicles, and separately managed accounts; (ii) transaction fees earned in connection with successful investment transactions and from capital markets activities; (iii) monitoring fees from providing services to portfolio companies; (iv) expense reimbursements from certain investment funds and portfolio companies; (v) revenue earned by oil and gas-producing entities that are consolidated; and (vi) consulting fees earned by consolidated entities that employ non-employee operating consultants. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

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

Expenses

Compensation and Benefits

Compensation and benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity-based compensation consisting of charges associated with the vesting of equity-based awards, carry pool allocations, and other performance-based income compensation. The amounts allocated to the carry pool and other performance-based income compensation are accounted for as compensatory profit-sharing arrangements and recorded as compensation and benefits expenses.

All employees and employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability, and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, in the past cash bonuses that are paid to certain employees have been borne by KKR Holdings. These bonuses have historically been funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because employees are not entitled to receive distributions on units that are unvested, any amounts allocated to employees in excess of an employee's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are currently recorded based on the amount of cash expected to be paid by KKR Holdings. Because KKR makes only fixed quarterly dividends, the distributions made on KKR Group Partnership Units underlying any unvested KKR Holdings units are generally insufficient to fund annual cash bonus compensation to the same extent as in periods prior to the fourth quarter of 2015. In addition, substantially all remaining units in KKR Holdings have been allocated and, while subject to a 5 year vesting period, will become fully vested by 2021, thus decreasing the amount of distributions received by KKR Holdings that are available for annual cash bonus compensation. We, therefore, expect to pay all or substantially all of the cash bonus payments from KKR's cash from operations, the carry pool, and other performance-based income compensation as described below; although, from time to time, KKR Holdings may contribute to the cash bonus payments in the future. See "Risks Related to Our Business—If we cannot retain and motivate our principals and other key personnel and recruit, retain and motivate new principals and other key personnel, our business, results and financial condition could be adversely affected" in our Annual Report regarding the adequacy of such distributions to fund future discretionary cash bonuses.

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

General, Administrative and Other

General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges, changes in fair value of contingent consideration, expenses incurred by oil and gas-producing entities (including impairment charges) that are consolidated, and other general and operating expenses which are not borne by fund investors and are not offset by credits attributable to fund investors' noncontrolling interests in consolidated funds. General, administrative and other expense also consists of costs incurred in connection with pursuing potential investments that do not result in completed transactions, a substantial portion of which are borne by fund investors.

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

Dividend Income

Dividend income consists primarily of distributions that we and our consolidated investment funds receive from portfolio companies in which they invest. Dividend income is recognized primarily in connection with (i) dispositions of operations by portfolio companies, (ii) distributions of excess cash generated from operations from portfolio companies, and (iii) other significant refinancings undertaken by portfolio companies.

Interest Income

Interest income consists primarily of interest that is received on our credit instruments in which we and our consolidated funds and other entities invest as well as interest on our cash balances and other investments.

Interest Expense

Interest expense is incurred from debt issued by KKR, including debt issued by KFN, credit facilities entered into by KKR, debt securities issued by consolidated CFEs, and financing arrangements at our consolidated funds entered into primarily with the objective of managing cash flow. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CFEs are supported solely by the investments held at the CFE and are not collateralized by assets of any other KKR entity. Our obligations under financing arrangements at our consolidated funds are generally limited to our pro rata equity interest in such funds. However, in some circumstances, we may provide limited guarantees of the obligations of our general partners in an amount equal to its pro rata equity interest in such funds. Our management companies bear no obligations with respect to financing arrangements at our consolidated funds. We also may provide other kinds of guarantees. See "—Liquidity."

Income Taxes

On July 1, 2018, we converted from a Delaware limited partnership to a Delaware corporation. Prior to the Conversion, KKR’s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR is subject to U.S. corporate income taxes, resulting in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion. See “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

KKR & Co. Inc. is a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal, state and local corporate income taxes at the entity level on KKR’s share of net taxable income.  In addition, the KKR Group Partnerships and certain of their subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in certain non-U.S. jurisdictions.  These entities, in some cases, are subject to U.S. state or local income taxes or non-U.S. income taxes.

The Conversion resulted in KKR obtaining a partial step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. On the date of the Conversion, we recorded an estimated net tax benefit and estimated net deferred tax asset of $257.1 million relating to this partial step-up in tax basis.  Note 11 "Income Taxes" to the condensed consolidated financial statements included elsewhere in this report and “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

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

The 2017 Tax Act, which was enacted on December 22, 2017, permanently reduces the U.S. federal corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018. KKR has recognized the provisional tax impacts related to deemed repatriated earnings, the revaluation of deferred tax assets and deferred tax liabilities, and the related impact on the tax receivable agreement and included these amounts in its consolidated financial statements for the year ended December 31, 2017. KKR filed its 2017 U.S. corporate income tax return in October 2018 and the actual tax impacts described above did not differ materially from the provisional amounts recorded in 2017. See Note 11 "Income Taxes" to the audited financial statements included in our Annual Report for further information on the financial statement impact of the 2017 Tax Act.

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

Adjusted Shares Eligible for Distribution

Adjusted shares eligible for distribution represents the portion of total adjusted shares that are eligible to receive a dividend. We believe this measure is useful to stockholders as it provides insight into the calculation of amounts available for distribution as dividends on a per share basis. Weighted average adjusted shares eligible for distribution is used in the calculation of after-tax distributable earnings per share.

After-tax Distributable Earnings

After-tax distributable earnings is a measure of KKR’s earnings on a segment basis excluding mark-to-market gains (losses). Starting with the second quarter of 2018, it is defined as the amount of realized earnings of KKR that would be available for distribution as dividends to Class A common stockholders for a given reporting period, after deducting equity-based compensation. KKR revised the definition of after-tax distributable earnings starting in the second quarter of 2018, because it currently reflects how the chief operating decision makers allocate resources and assess performance of KKR’s business. KKR believes that after-tax distributable earnings is useful to stockholders as it aligns KKR’s net realization performance with the manner in which KKR receives its revenues and determines the compensation of its employees. After-tax distributable earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy. Historically equity-based compensation expense relating to the Equity Incentive Plan was not reflected in our calculation of after-tax distributable earnings. Under KKR’s current segment presentation, equity-based compensation expense is included in after-tax distributable earnings as a component of compensation expense in order to reflect the dilutive nature of these non-cash equity-based awards. For comparability, after-tax distributable earnings for the comparable prior periods have been calculated using this new definition.

Assets Under Management ("AUM")

Assets under management represent the assets managed or advised by KKR from which KKR is entitled to receive fees or a carried interest (either currently or upon deployment of capital), general partner capital, and assets managed or advised by strategic BDC partnership and hedge fund managers in which KKR holds a minority ownership interest. We believe this measure is useful to stockholders as it provides additional insight into the capital raising activities of KKR and its hedge fund managers and the overall activity in their investment funds and other managed capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or carried interest; (iii) the fair value of investments in KKR's co-investment vehicles; (iv) the par value of outstanding CLOs (excluding CLOs wholly-owned by KKR); (v) KKR's pro rata portion of the AUM of hedge fund managers in which KKR holds a minority ownership interest; (vi) all of AUM of the strategic BDC partnership with FS Investments; and (vii) the fair value of other assets managed by KKR. The pro rata portion of the AUM of hedge fund managers is calculated based on KKR’s percentage ownership interest in such entities multiplied by such entity’s respective AUM. KKR's definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

Book Value

Book value is a measure of the net assets of KKR’s reportable segment and is used by management primarily in assessing the unrealized value of KKR’s investments and other assets, including carried interest. We believe this measure is useful to stockholders as it provides additional insight into the assets and liabilities of KKR excluding the assets and liabilities that are allocated to noncontrolling interest holders and to the holders of the Series A and Series B Preferred Stock. As of September 30, 2018, KKR's segment balance sheet reflects KKR's tax assets and liabilities as prepared under GAAP.

Capital Invested

Capital invested is the aggregate amount of capital invested by (i) KKR’s investment funds, (ii) KKR's Principal Activities business line as a co-investment, if any, alongside KKR’s investment funds, and (iii) KKR's Principal Activities business line in connection with a syndication transaction conducted by KKR's Capital Markets business line, if any. Capital invested is used as a measure of investment activity at KKR during a given period. We believe this measure is useful to stockholders as it provides a measure of capital deployment across KKR’s business lines. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. Capital invested excludes (i) investments in certain leveraged credit strategies, (ii) capital invested by KKR’s Principal Activities business line that is not a co-investment alongside KKR’s investment funds, and (iii) capital invested by KKR’s Principal Activities business line that is not invested in connection with a syndication transaction by KKR’s Capital Markets business line. Capital syndicated by KKR's Capital Markets business line to third parties other than KKR’s investment funds or Principal Activities business line is not included in capital invested.  See also "—Syndicated Capital."

Fee Paying AUM ("FPAUM")

Fee paying AUM ("FPAUM") represents only the AUM from which KKR receives management fees. We believe this measure is useful to stockholders as it provides additional insight into the capital base upon which KKR earns management fees. FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's and its hedge fund and BDC partnership management fees and differs from AUM in the following respects: (i) assets and commitments from which KKR does not receive a management fee are excluded (e.g., assets and commitments with respect to which it receives only carried interest or is otherwise not currently receiving a management fee) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

Fee Related Earnings ("FRE")

Fee related earnings is a supplemental measure of earnings of KKR on a segment basis before performance income and investment income. KKR believes this measure may be useful to stockholders as it provides additional insight into the profitability of KKR’s fee generating management companies and capital markets businesses. Starting with the second quarter of 2018, fee related earnings is calculated as KKR’s total Fees and Other, Net, multiplied by KKR’s segment operating margin. For purposes of the fee related earnings calculation, segment operating margin is calculated as Segment Operating Earnings, before equity-based compensation, divided by total segment revenues. Historically, fee related earnings was calculated as operating earnings of KKR on a segment basis before performance income, related performance income compensation and investment income. KKR revised the definition of fee related earnings starting in the second quarter of 2018 to provide supplemental information about fees generated from KKR’s management companies and capital markets business because KKR believes it provides increased transparency on KKR’s underlying financial results to the stockholders. Fee related earnings for the comparable prior periods have been calculated using this new definition.

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

Syndicated Capital

Syndicated capital is generally the aggregate amount of capital in transactions originated by KKR and its investment funds and carry-yielding co-investment vehicles, which has been distributed to third parties in exchange for a fee. It does not include (i) capital invested in such transactions by KKR investment funds and carry-yielding co-investment vehicles, which is instead reported in capital invested, (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds, and (iii) debt capital that is either underwritten or arranged on a best efforts basis. Syndicated capital is used as a measure of investment activity for KKR during a given period, and we believe that this measure is useful to stockholders as it provides additional insight into levels of syndication activity in KKR's Capital Markets business line and across KKR's investment platform.

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

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2018 and 2017. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our reportable segment in these periods, see "—Segment Analysis."

Three months ended September 30, 2018 compared to three months ended September 30, 2017

	Three Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Revenues
Fees and Other	$491,503	$355,418	$136,085
Capital Allocation-Based Income	638,163	394,234	243,929
Total Revenues	1,129,666	749,652	380,014

Expenses
Compensation and Benefits	560,434	368,513	191,921
Occupancy and Related Charges	15,250	15,267	(17)
General, Administrative and Other	164,406	146,467	17,939
Total Expenses	740,090	530,247	209,843

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	666,731	52,004	614,727
Dividend Income	38,245	20,774	17,471
Interest Income	339,393	317,134	22,259
Interest Expense	(211,081)	(211,959)	878
Total Investment Income (Loss)	833,288	177,953	655,335

Income (Loss) Before Taxes	1,222,864	397,358	825,506

Income Tax Expense (Benefit)	(129,405)	18,420	(147,825)

Net Income (Loss)	1,352,269	378,938	973,331
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	12,236	20,876	(8,640)
Net Income (Loss) Attributable to Noncontrolling Interests	691,494	196,158	495,336
Net Income (Loss) Attributable to KKR & Co. Inc.	648,539	161,904	486,635

Series A Preferred Stock Dividends	5,822	5,822	—
Series B Preferred Stock Dividends	2,519	2,519	—

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$640,198	$153,563	$486,635

Revenues

For the three months ended September 30, 2018 and 2017, revenues consisted of the following:

	Three Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Management Fees	$188,866	$178,942	$9,924
Fee Credits	(73,904)	(70,641)	(3,263)
Transaction Fees	290,404	181,280	109,124
Monitoring Fees	20,176	14,478	5,698
Incentive Fees	—	2,519	(2,519)
Expense Reimbursements	38,212	27,370	10,842
Oil and Gas Revenue	12,635	12,441	194
Consulting Fees	15,114	9,029	6,085
Total Fees and Other	491,503	355,418	136,085

Carried Interest	543,750	337,459	206,291
General Partner Capital Interest	94,413	56,775	37,638
Total Capital Allocation-Based Income	638,163	394,234	243,929

Total Revenues	$1,129,666	$749,652	$380,014
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

Total Fees and Other for the three months ended September 30, 2018 increased compared to the three months ended September 30, 2017 primarily as a result of an increase in transaction fees, expense reimbursements and management fees, partially offset by an increase in fee credits and a decrease in incentive fees.

For a more detailed discussion of the factors that affected our transaction fees, monitoring fees, and incentive fees during the period, see "—Segment Results—Segment Revenues."

The increase in management fees during the three months ended September 30, 2018 compared to the prior period was primarily due to new management fees earned from our Global Infrastructure Fund III when it entered its investment period in the second quarter of 2018. Partially offsetting this increase was a decrease in management fees related to a reduction in management fees in our BDC platform as a result of the FS Investments Transaction that closed in the second quarter of 2018. Prior to the closing of the FS Investments Transaction, KKR recorded management fees as an advisor and sub-advisor to its BDC platform. Subsequent to the closing, KKR reports its investment in FS/KKR Advisor, LLC using the equity method of accounting. Accordingly, the management fees from our BDC platform that had been reported in fees and other prior to the closing of the transaction on April 9, 2018, are reflected as part of our allocation of the net income of FS/KKR Advisor, LLC after April 9, 2018, resulting in a decrease in our reported management fees when compared to the prior period. For a more detailed discussion of the factors that affected our management fees during the period, see "—Segment Results—Segment Revenues."

The increase in carried interest and general partner capital interest during the three months ended September 30, 2018 was due primarily to a higher level of net appreciation in the value of our private equity portfolio as compared to the three months ended September 30, 2017. For a more detailed discussion of the factors that affected our Private Markets and Public Markets carried interest during the period, see "—Segment Results—Segment Revenues—Private Markets Revenues—Realized Performance Income" and "—Segment Results—Segment Revenues—Public Markets Revenues—Realized Performance Income." For a more detailed discussion of the factors that affected our general partner capital interest during the period, see "—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Compensation and Benefits Expenses

The increase was primarily due to (i) higher overall compensation driven by a higher level of fees and (ii) a higher level of compensation primarily reflecting a higher level of appreciation in the value of our private equity portfolio during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Additionally, there were higher equity-based compensation charges resulting from an increase in the number of unvested shares outstanding.

General, Administrative and Other Expenses

The increase during the three months ended September 30, 2018 compared to the prior period was primarily due to (i) an increase in placement fees incurred in connection with capital raising activity during the three months ended September 30, 2018 as compared to the prior period and (ii) an increase in expenses reimbursable by investment funds. These increases were partially offset by a lower level of financing costs incurred related to debt at new consolidated CLOs during the three months ended September 30, 2018 as compared to the prior period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	September 30, 2018	September 30, 2017
	($ in thousands)
Private Equity	$572,137	$151,782
Credit	(249,623)	(41,250)
Investments of Consolidated CFEs	69,831	(39,892)
Real Assets	95,548	80,696
Equity Method - Other	126,247	(135)
Other Investments	5,358	(26,454)
Debt Obligations and Other	(51,055)	20,959
Other Net Gains (Losses) from Investment Activities	98,288	(93,702)
Net Gains (Losses) from Investment Activities	$666,731	$52,004

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

Net Gains (Losses) from Investment Activities for the three months ended September 30, 2018

The net gains from investment activities for the three months ended September 30, 2018 were comprised of net realized gains of $241.1 million and net unrealized gains of $425.7 million.

Realized Gains and Losses from Investment Activities

For the three months ended September 30, 2018, net realized gains related primarily to realized gains on (i) the partial sale of our investment in First Data Corporation (NYSE: FDC) which is held as a direct co-investment by KKR, (ii) the sale of assets in our consolidated special situations funds and (iii) the sale of real estate investments held through certain consolidated entities.

Unrealized Gains from Investment Activities

For the three months ended September 30, 2018, unrealized gains were driven primarily by (i) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were USI, Inc. (financial services sector), Heartland Dental LLC (health care sector) and PetVet Care Centers, LLC (health care sector), (ii) mark-to-market gains on our investment in First Data Corporation which is held as a direct co-investment by KKR, (iii) mark-to-market gains in our growth equity investments held directly by KKR and certain consolidated entities, and (iv) mark-to-market gains on investments in our energy portfolio held through certain consolidated entities.

Unrealized Losses from Investment Activities

Partially offsetting the unrealized gains above were unrealized losses relating to (i) mark-to-market losses on alternative credit assets held in our consolidated special situations funds, our investment in Preferred Sands, Inc. (energy sector) held as a direct co-investment by KKR, our investment in HDFC Bank Limited (NYSE: HDB) held as a direct investment by KKR and on investments held at our India debt financing company and (ii) the reversal of previously recognized unrealized gains relating to the partial sale of First Data Corporation, assets sold in our consolidated special situations funds and the sale of real estate investments held through certain consolidated entities.

Since September 30, 2018, the broader equity markets have experienced significant volatility, with the S&P 500 Index falling by 7.2% between September 30, 2018 and October 25, 2018. Such volatility and uncertainty could make it more difficult to consummate new investments or exit our existing investments. Further, if the broader equity market continues to experience volatility and downward pressure in the fourth quarter of 2018, valuations of our investments may be negatively impacted, which may result in a lower valuations for these investments compared to September 30, 2018.

For a discussion of other factors that affected KKR's investment income, see "—Segment Analysis."

Net Gains (Losses) from Investment Activities for the three months ended September 30, 2017

The net gains from investment activities for the three months ended September 30, 2017 were comprised of net realized losses of $(47.4) million and net unrealized gains of $99.4 million.

Realized Gains and Losses from Investment Activities

For the three months ended September 30, 2017, net realized losses were comprised primarily of realized losses on (i) the sale of investments held by consolidated CLOs and (ii) losses on alternative credit assets in our consolidated special situations funds and other consolidated credit funds. Partially offsetting these realized losses were realized gains, the most significant of which were realized gains on the partial sale of PRA Health Sciences, Inc., First Data Corporation, and US Foods Holding Corp. (NYSE: USFD).

Unrealized Gains from Investment Activities

For the three months ended September 30, 2017, unrealized gains were driven primarily by (i) mark-to-market gains on investments held directly by KKR and in certain consolidated entities, the most significant of which were unrealized gains in The Hut Group Limited (retail sector), and (ii) the reversal of previously recognized unrealized losses relating to the sale of investments held by consolidated CLOs.

Unrealized Losses from Investment Activities

Partially offsetting the unrealized gains for the three months ended September 30, 2017 were unrealized losses, the most significant of which were unrealized losses relating to (i) the reversal of unrealized gains on the partial sale of First Data Corporation, PRA Health Sciences, Inc., and US Foods Holding Corp. and (ii) losses on alternative credit assets held in our consolidated special situations funds and held as a direct co-investment by KKR.

For a discussion of other factors that affected KKR's investment income, see "—Segment Analysis."

Dividend Income

During the three months ended September 30, 2018, the most significant dividends received included $12.8 million from our consolidated energy funds and $12.5 million from our consolidated real estate funds. During the three months ended

September 30, 2017, the most significant dividends received included $6.7 million from real estate, credit and other investments held directly by KKR and $4.8 million from our consolidated real estate funds. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Segment Analysis—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Income

The increase in interest income during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to a higher level of interest earned related to (i) the closing of six additional CLOs subsequent to the three months ended September 30, 2017, (ii) an increase in the amount of additional capital deployed in investments held by KKR Real Estate Finance Trust Inc. ("KREF"), and (iii) an increase in the amount of investments held in our consolidated credit funds compared to the prior period. These increases were partially offset by a decrease in interest income as a result of the sale of KKR's beneficial interest in four consolidated CMBS vehicles held by KREF that resulted in the deconsolidation of such vehicles subsequent to September 30, 2017. For a discussion of other factors that affected KKR's interest income, see "—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Expense

The decrease in interest expense during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to (i) a decrease in interest expense incurred as a result of the sale of KKR's beneficial interest in four consolidated CMBS vehicles held by KREF that resulted in the deconsolidation of such vehicles subsequent to September 30, 2017 and (ii) a decrease in interest expense associated with certain notes issued by consolidated CLOs being called for redemption subsequent to September 30, 2017. These decreases were largely offset by an increase in interest expense due to the impact of (i) the closing of six additional CLOs subsequent to the three months ended September 30, 2017 and (ii) increased interest on amounts under KREF's lending facilities used to finance investments in commercial loans. For a discussion of other factors that affected KKR's interest expense, see "—Segment Results—Segment Expenses—Interest Expense."

Income (Loss) Before Taxes

The increase in income (loss) before taxes during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was due primarily to a higher level of net gains from investment activities, and to a lesser extent, a higher level of capital allocation-based income, in each case as described above.

Income Taxes

For the three months ended September 30, 2018 there was a net income tax benefit of $129.4 million which was driven primarily by tax benefits recorded on the date of the Conversion. The tax benefit was partially offset by a higher level of income that is subject to corporate taxes following the Conversion. Prior to the Conversion, KKR & Co. L.P.’s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR & Co. Inc. is subject to U.S. corporate income taxes, which we believe will result in an overall higher income tax expense (or benefit) when compared to periods prior to the Conversion. Our effective tax rate under GAAP for the three months ended September 30, 2018 was (10.6)%. For a discussion of factors that impacted KKR's tax provision, see Note 11 "Income Taxes" to the condensed consolidated financial statements included elsewhere in this report and "Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2018 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnerships as well as third-party limited partner interests in those investment funds that we consolidate. The increase from the prior period is due primarily to a higher level of income recorded by certain consolidated fund entities that is attributable to third party limited partners as well as higher amounts attributed to KKR Holdings in connection with a higher level of income recognized for the three months ended September 30, 2018 as compared to the prior period. This increase was partially offset by a reduction in KKR Holdings' ownership percentage in the KKR Group Partnerships.

Net Income (Loss) Attributable to KKR & Co. Inc.

The increase in net income (loss) attributable to KKR & Co. Inc. for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to a higher level of net investment gains and carried interest gains as well as an overall tax benefit in the current period as compared to the prior period, partially offset by an increase in income attributable to noncontrolling interests.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Revenues
Fees and Other	$1,299,743	$1,116,382	$183,361
Capital Allocation-Based Income	1,274,149	1,416,825	(142,676)
Total Revenues	2,573,892	2,533,207	40,685

Expenses
Compensation and Benefits	1,331,070	1,234,317	96,753
Occupancy and Related Charges	44,787	44,150	637
General, Administrative and Other	475,884	421,522	54,362
Total Expenses	1,851,741	1,699,989	151,752

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	2,256,118	893,065	1,363,053
Dividend Income	137,653	100,144	37,509
Interest Income	989,354	893,832	95,522
Interest Expense	(634,521)	(597,403)	(37,118)
Total Investment Income (Loss)	2,748,604	1,289,638	1,458,966

Income (Loss) Before Taxes	3,470,755	2,122,856	1,347,899

Income Tax (Benefit)	(50,804)	77,500	(128,304)

Net Income (Loss)	3,521,559	2,045,356	1,476,203
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	19,894	64,196	(44,302)
Net Income (Loss) Attributable to Noncontrolling Interests	1,985,961	1,137,585	848,376
Net Income (Loss) Attributable to KKR & Co. Inc.	1,515,704	843,575	672,129

Series A Preferred Stock Dividends	17,466	17,466	—
Series B Preferred Stock Dividends	7,557	7,557	—

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$1,490,681	$818,552	$672,129

Revenues

For the nine months ended September 30, 2018 and 2017, revenues consisted of the following:

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Management Fees	$547,765	$517,393	$30,372
Fee Credits	(137,804)	(207,396)	69,592
Transaction Fees	619,278	581,410	37,868
Monitoring Fees	63,125	58,977	4,148
Incentive Fees	14,038	3,637	10,401
Expense Reimbursements	108,999	86,226	22,773
Oil and Gas Revenue	40,995	47,096	(6,101)
Consulting Fees	43,347	29,039	14,308
Total Fees and Other	1,299,743	1,116,382	183,361

Carried Interest	1,097,673	1,224,235	(126,562)
General Partner Capital Interest	176,476	192,590	(16,114)
Total Capital Allocation-Based Income	1,274,149	1,416,825	(142,676)

Total Revenues	$2,573,892	$2,533,207	$40,685

Total Fees and Other for the nine months ended September 30, 2018 increased compared to the nine months ended September 30, 2017 primarily as a result of an increase in transaction fees, management fees and expense reimbursements, and with respect to our Private Markets and Public Markets business lines, a decrease in fee credits. These increases were partially offset by a decrease in oil and gas revenue.

For a more detailed discussion of the factors that affected our transaction fees, monitoring fees, fee credits and incentive fees during the period, see "—Segment Results—Segment Revenues."

The increase in management fees during the nine months ended September 30, 2018 compared to the prior period was due primarily to management fees earned from our Asian Fund III and Global Infrastructure Fund III which entered their investment periods in the second quarter of 2017 and the second quarter of 2018, respectively. This increase was partially offset by a reduction in management fees from (i) Prisma Capital Partners LP ("Prisma") as a result of the transaction to combine Pacific Alternative Asset Management Company, LLC ("PAAMCO") and Prisma to create PAAMCO Prisma (the "PAAMCO Prisma transaction") that closed in the second quarter of 2017 and (ii) lower management fees paid by our Asian Fund II when it entered its post-investment period in the second quarter of 2017, in which it pays fees at a lower rate than during the investment period and based on capital invested at the time rather than total committed capital. For a more detailed discussion of the factors that affected our management fees during the period, see "—Segment Results—Segment Revenues."

The decrease in carried interest and general partner capital interest during the nine months ended September 30, 2018 compared to the prior period was due primarily to a lower level of net appreciation in the value of our private equity portfolio as compared to the nine months ended September 30, 2017. For a more detailed discussion of the factors that affected our Private Markets and Public Markets carried interest during the period, see "—Segment Results—Segment Revenues—Private Markets Revenues—Realized Performance Income" and "—Segment Results—Segment Revenues—Public Markets Revenues—Realized Performance Income." For a more detailed discussion of the factors that affected our general partner capital interest during the period, see "—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Compensation and Benefits Expenses

The increase was primarily due to higher overall compensation driven by a higher level of fees during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and higher equity-based compensation charges resulting from an increase in the number of unvested shares outstanding. Partially offsetting this increase was a decrease in compensation reflecting a lower level of appreciation in the value of our private equity portfolio.

General, Administrative and Other Expenses

The increase for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to (i) an increase in professional fees and travel expenses incurred, the most significant of which were costs incurred in connection with the Conversion, (ii) an increase in expenses reimbursable by investment funds, and (iii) a higher level of financing costs incurred related to debt at new consolidated CLOs as compared to the prior period. These increases were partially offset by (i) expenses of Prisma that had been reported on a gross basis prior to the closing of the PAAMCO Prisma transaction on June 1, 2017 and that are now reflected as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017, resulting in a decrease in our reported General, Administrative and Other Expenses, and (ii) a decrease in placement fees incurred in connection with capital raising activity during the nine months ended September 30, 2018 as compared to the prior period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Nine Months Ended
	September 30, 2018	September 30, 2017
	($ in thousands)
Private Equity	$1,269,275	$574,884
Credit	(422,033)	(24,809)
Investments of Consolidated CFEs	(93,138)	(16,725)
Real Assets	324,408	199,400
Equity Method - Other	326,068	68,415
Other Investments	(334,244)	(128,842)
Debt Obligations and Other	519,182	(7,190)
Other Net Gains (Losses) from Investment Activities	666,600	227,932
Net Gains (Losses) from Investment Activities	$2,256,118	$893,065

Net Gains (Losses) from Investment Activities for the nine months ended September 30, 2018

The net gains from investment activities for the nine months ended September 30, 2018 were comprised of net realized gains of $426.2 million and net unrealized gains of $1,829.9 million.

Realized Gains from Investment Activities

For the nine months ended September 30, 2018, realized gains related primarily to (i) a gain recognized on the FS Investments Transaction, (ii) the sale of assets in our consolidated special situations funds, (iii) the partial sale of our investment in First Data Corporation which is held as a direct co-investment by KKR, (iv) the sale of real estate investments held through certain consolidated entities, (v) the sale of energy investments held through certain consolidated entities and (vi) the sale of our investment in Next Issue Media LLC (technology sector) which was held directly by KKR.

Realized Losses from Investment Activities

Partially offsetting these realized gains were realized losses primarily relating to the write-off of Trinity Holdings LLC (energy sector) and certain CLOs during the nine months ended September 30, 2018.

Unrealized Gains from Investment Activities

For the nine months ended September 30, 2018, unrealized gains were driven primarily by (i) mark-to-market gains on our co-investments held directly by KKR, the most significant of which was First Data Corporation, (ii) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were USI, Inc., PetVet Care Centers, LLC, and Heartland Dental LLC, (iii) the reversal of previously recognized unrealized losses related to the write-off of Trinity Holdings LLC and certain CLOs as described above, (iv) mark-to-market gains in our growth equity investments held directly by KKR and certain consolidated entities and (v) mark-to-market gains on investments in our energy portfolio held through certain consolidated funds.

Unrealized Losses from Investment Activities

Partially offsetting the unrealized gains above were unrealized losses relating to (i) the reversal of previously recognized unrealized gains relating to the partial sale of First Data Corporation, assets sold in our consolidated special situations funds and the sale of real estate investments held through certain consolidated entities and (ii) mark-to-market losses on our investment in Preferred Sands, Inc. held directly by KKR, investments held at our India debt financing company, and our investment in HDFC Bank Limited which is held as a direct investment by KKR.

For a discussion of other factors that affected KKR's investment income, see "—Segment Analysis."

Net Gains (Losses) from Investment Activities for the nine months ended September 30, 2017

The net gains from investment activities for the nine months ended September 30, 2017 were comprised of net realized losses of $(2.7) million and net unrealized gains of $895.8 million.

Realized Gains and Losses from Investment Activities

For the nine months ended September 30, 2017, realized losses were comprised primarily of realized losses related to (i) the sale of investments in our energy portfolio held directly by KKR, (ii) alternative credit assets in our consolidated special situations funds, and (iii) the sale of investments held by our consolidated CLOs. Partially offsetting these realized losses were realized gains on sales of private equity investments held directly by KKR, including the final sale of Galenica AG (VTX: GALN) and HCA Holdings, Inc. (NYSE: HCA) and partial sales of First Data Corporation and US Foods Holding Corp.

Unrealized Gains from Investment Activities

For the nine months ended September 30, 2017, unrealized gains were driven primarily by (i) mark-to-market gains in our private equity portfolio held directly by KKR, the most significant of which were unrealized gains in First Data Corporation, (ii) mark-to-market gains on investments held directly by KKR and in certain consolidated entities, the most significant of which were unrealized gains in The Hut Group Limited, (iii) mark-to-market gains on alternative credit assets in our consolidated special situations funds and KFN, and (iv) mark-market gains and the reversal of unrealized losses on the sale of investments in our consolidated energy funds and infrastructure portfolios held directly by KKR.

Unrealized Losses from Investment Activities

Partially offsetting the unrealized gains for the nine months ended September 30, 2017 were unrealized losses, the most significant of which were unrealized losses relating to the reversal of unrealized gains on the final sales of Galenica AG and HCA Holdings, Inc. and the partial sale of US Foods Holding Corp.

For a discussion of other factors that affected KKR's investment income, see "—Segment Analysis."

Dividend Income

During the nine months ended September 30, 2018, the most significant dividends received included $43.4 million from our consolidated energy funds, $34.0 million from our consolidated special situations funds, and $26.2 million from our consolidated real estate funds. During the nine months ended September 30, 2017, the most significant dividends received included $45.5 million from our consolidated special situations funds, $18.1 million from investments across multiple strategies held directly by KKR and $16.0 million from our consolidated real estate funds. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Income

The increase in interest income during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a higher level of interest earned related to (i) an increase in the amount of additional capital deployed in investments held by KREF, (ii) the closing of six additional CLOs subsequent to the nine months ended September 30, 2017, (iii) an increase in the amount of investments held in our consolidated credit funds compared to the prior period, and (iv) an increase in the amount of investments held at our India debt financing company as compared to the prior period. These increases were partially offset by a decrease in interest income earned as a result of the sale of KKR's beneficial interest in four consolidated CMBS vehicles held by KREF that resulted in the deconsolidation of such vehicles subsequent to September 30, 2017. For a discussion of other factors that affected KKR's interest income, see "—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Expense

The increase in interest expense during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the impact of (i) the closing of six additional CLOs subsequent to the nine months ended September 30, 2017 and (ii) increased interest on amounts under KREF's lending facilities used to finance investments in commercial loans. These increases were partially offset by a decrease in (i) interest expense incurred as a result of the sale of KKR's beneficial interest in four consolidated CMBS vehicles held by KREF that resulted in the deconsolidation of such vehicles subsequent to September 30, 2017 and (ii) interest expense associated with certain notes issued by consolidated CLOs being called for redemption subsequent to September 30, 2017. For a discussion of other factors that affected KKR's interest expense, see "—Segment Analysis—Segment Expenses—Interest Expense."

Income (Loss) Before Taxes

The increase in income (loss) before taxes for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due primarily to a higher level of net gains from investment activities, and to a lesser extent, a higher level of fees, partially offset by a lower level of capital allocation-based income, in each case as described above.

Income Taxes

For the nine months ended September 30, 2018 there was a net income tax benefit of $50.8 million which was driven primarily by tax benefits recorded on the date of the Conversion. The tax benefit was partially offset by a higher level of income that is subject to corporate taxes following the Conversion. Prior to the Conversion, KKR & Co. L.P.’s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR & Co. Inc. is subject to U.S. corporate income taxes, which we believe will result in an overall higher income tax expense (or benefit) when compared to periods prior to the Conversion. Our effective tax rate under GAAP for the nine months ended September 30, 2018 was (1.5)%. For a discussion of factors that impacted KKR's tax provision, see Note 11 "Income Taxes" to the condensed consolidated financial statements included elsewhere in this report and "Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2018 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnerships as well as third-party limited partner interests in those investment funds that we consolidate. The increase from the prior period is due primarily to a higher level of income recorded by certain consolidated fund entities that is attributable to third party limited partners as well as higher amounts attributed to KKR Holdings in connection with a higher level of income recognized for the nine months ended September 30, 2018 as compared to the prior period. This increase was partially offset by a reduction in KKR Holdings' ownership percentage in the KKR Group Partnerships.

Net Income (Loss) Attributable to KKR & Co. Inc.

The increase in net income (loss) attributable to KKR & Co. Inc. for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a higher level of net investment gains partially offset by a lower level of carried interest gains and an increase in income attributable to noncontrolling interests in the current period as compared to the prior period.

Condensed Consolidated Statements of Financial Condition

The following table provides the condensed consolidated statements of financial condition on a GAAP basis as of September 30, 2018 and December 31, 2017.

(Amounts in thousands, except per share amounts)
	As of	As of
	September 30, 2018	December 31, 2017

Assets
Cash and Cash Equivalents	$2,264,875	$1,876,687
Investments	44,119,593	39,013,934
Other	3,959,480	4,944,098
Total Assets	50,343,948	45,834,719

Liabilities and Equity
Debt Obligations	20,266,172	21,193,859
Other Liabilities	3,937,865	3,978,060
Total Liabilities	24,204,037	25,171,919

Redeemable Noncontrolling Interests	1,070,575	610,540

Stockholders' Equity
Preferred Stock	482,554	482,554
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	8,524,213	6,703,382
Noncontrolling Interests	16,062,569	12,866,324
Total Equity	25,069,336	20,052,260
Total Liabilities and Equity	$50,343,948	$45,834,719

KKR & Co. Inc. Stockholders' Equity Per Outstanding Share of Class A Common Stock - Basic	$16.22	$13.79

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

On January 1, 2018, KKR adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amends the guidance to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. Upon adoption, (i) Restricted Cash and Cash Equivalents and (ii) Cash and Cash Equivalents Held at Consolidated Entities were (a) included in the cash and cash-equivalents balances in the condensed consolidated statements of cash flows and (b) disclosed in a reconciliation between the condensed consolidated statements of financial condition and the condensed consolidated statements of cash flows. This guidance has been applied on a full retrospective basis. For the nine months ended September 30, 2017, $365.5 million of cash provided by operating activities and $168.0 million of cash provided by investing activities were removed from net cash provided (used) by operating activities and net cash provided (used) by investing activities, respectively, and included in net increase/(decrease) in cash, cash-equivalents and restricted cash in the condensed consolidated statements of cash flows.

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(5.2) billion and $(2.6) billion during the nine months ended September 30, 2018 and 2017, respectively. These amounts primarily included: (i) proceeds from investments net of investments purchased of $(6.2) billion and $(3.5) billion during the nine months ended September 30, 2018 and 2017, respectively; (ii) net realized gains (losses) on investments of $426.2 million and (2.7) million during the nine months ended September 30, 2018 and 2017, respectively; (iii) change in unrealized gains (losses) on investments of $1,829.9 million and $895.7 million during the nine months ended September 30, 2018 and 2017 respectively and (iv) capital allocation-based income of $1,274.1 million and $1,416.8 million during the nine months ended September 30, 2018 and 2017, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(43.3) million and $(71.9) million during the nine months ended September 30, 2018 and 2017, respectively. Our investing activities included: (i) the purchase of fixed assets of $(70.0) million and $(70.8) million during the nine months ended September 30, 2018 and 2017, respectively; (ii) proceeds from sale of oil and natural gas properties of $26.6 million for the nine months ended September 30, 2018 and (iii) development of oil and natural gas properties of $(1.0) million for the nine months ended September 30, 2017.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $4.9 billion and $2.1 billion during the nine months ended September 30, 2018 and 2017, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling and redeemable noncontrolling interests of $1.8 billion and $1.1 billion during the nine months ended September 30, 2018 and 2017, respectively; (ii) proceeds received net of repayment of debt obligations of $3.5 billion and $1.3 billion during the nine months ended September 30, 2018 and 2017, respectively; (iii) common stock dividends of $(256.2) million and $(230.8) million during the nine months ended September 30, 2018 and 2017, respectively; (iv) net delivery of Class A common stock of $(53.4) million and $(37.3) million during the nine months ended September 30, 2018 and 2017, respectively; (v) repurchases of Class A common stock of $(80.7) million during the nine months ended September 30, 2018 and (vi) preferred stock dividends of $(25.0) million during the nine months ended September 30, 2018 and 2017.

Segment Analysis

The following is a discussion of the results of our business on a segment basis for the three and nine months ended September 30, 2018 and 2017. You should read this discussion in conjunction with the information included under "—Basis of Accounting—Key Segment and Other Operating and Performance Measures" and the condensed consolidated financial statements and related notes included elsewhere in this report.
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

        In connection with these modifications, segment information as of and for the three and nine months ended September 30, 2017 has been presented in this Quarterly Report on Form 10-Q to conform to KKR's current segment presentation for comparability purposes. Consequently, this information will be different from the historical segment financial results previously reported by KKR in its reports filed with the SEC.

Segment Results

The following tables set forth information regarding KKR's segment results and certain key operating metrics as of and for the three and nine months ended September 30, 2018 and 2017.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

	Three Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Segment Revenues
Fees and Other, Net
Management Fees	$276,595	$232,954	$43,641
Transaction Fees	289,030	179,167	109,863
Monitoring Fees	20,176	14,342	5,834
Fee Credits	(82,187)	(70,747)	(11,440)
Total Fees and Other, Net	503,614	355,716	147,898

Realized Performance Income (Loss)
Carried Interest	414,609	419,438	(4,829)
Incentive Fees	18,001	4,074	13,927
Total Realized Performance Income (Loss)	432,610	423,512	9,098

Realized Investment Income (Loss)
Net Realized Gains (Losses)	181,026	76,053	104,973
Interest Income and Dividends	61,717	70,557	(8,840)
Total Realized Investment Income (Loss)	242,743	146,610	96,133
Total Segment Revenues	1,178,967	925,838	253,129

Segment Expenses
Compensation and Benefits (1)	469,107	363,247	105,860
Occupancy and Related Charges	14,571	14,672	(101)
Other Operating Expenses	73,402	70,517	2,885
Total Segment Expenses	557,080	448,436	108,644

Segment Operating Earnings	621,887	477,402	144,485

Interest Expense	44,696	45,613	(917)
Preferred Dividends	8,341	8,341	—
Income (Loss) Attributable to Noncontrolling Interests	2,272	1,046	1,226
Income Taxes Paid	69,880	12,869	57,011
After-tax Distributable Earnings	$496,698	$409,533	$87,165

(1)	Includes equity-based compensation of $59,801 and $54,921 for the three months ended September 30, 2018 and 2017, respectively.

Segment Revenues

The following sections discuss revenues for each of our business lines on a disaggregated basis for the three months ended September 30, 2018 and 2017.

Private Markets Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Private Markets business line for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$176,071	$153,841	$22,230
Transaction Fees	93,866	82,258	11,608
Monitoring Fees	20,176	14,342	5,834
Fee Credits	(73,571)	(59,854)	(13,717)
Total Fees and Other, Net	216,542	190,587	25,955

Realized Performance Income (Loss)
Carried Interest	404,709	419,438	(14,729)
Incentive Fees	—	—	—
Total Realized Performance Income (Loss)	$404,709	$419,438	$(14,729)

Fees and Other, Net

The increase for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily due to an increase in management fees and transaction fees, partially offset by a corresponding increase in fee credits.

The increase in management fees was primarily due to (i) management fees earned from our Global Infrastructure Fund III when it entered its investment period in the second quarter of 2018 and (ii) new capital raised in our Real Estate Partners Americas II fund after September 30, 2017. This net increase was partially offset by decreases due to (i) management fees calculated based on lower levels of invested capital as a result of realizations primarily in our European Fund III and 2006 Fund and (ii) lower management fees earned from our Real Estate Partners Americas fund when it entered its post-investment period in the second quarter of 2017, in which it pays fees based on capital invested rather than remaining commitments and capital invested during the investment period.

The increase in transaction fees was primarily attributable to an increase in the number of transaction fee-generating investments. During the three months ended September 30, 2018, there were 17 transaction fee-generating investments that paid an average fee of $5.5 million compared to 14 transaction fee-generating investments that paid an average fee of $5.9 million during the three months ended September 30, 2017. For the three months ended September 30, 2018, approximately 57% of these transaction fees were paid by companies located in North America, 34% were paid from companies located Europe, and 9% were paid from companies in the Asia-Pacific region. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The increase in fee credits is due primarily to a higher level of transaction fees shared with fund investors.

Recurring monitoring fees increased $5.8 million, which was primarily the result of an increase in both the size and number of portfolio companies paying monitoring fees. For the three months ended September 30, 2018, we had 55 portfolio companies that were paying an average monitoring fee of $0.4 million compared with 50 portfolio companies that were paying an average monitoring fee of $0.3 million for the three months ended September 30, 2017. There were no termination payments for the three months ended September 30, 2018 and 2017. These termination payments may occur in the future;

however, they are infrequent in nature and are generally correlated with the IPO and other realization activity in our private equity portfolio, and they are expected to continue to be smaller in size and number compared to prior periods.

Realized Performance Income

The following table presents realized carried interest by investment vehicle for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
	($ in thousands)
North America Fund XI	$158,452	$90,394
2006 Fund	99,304	295,782
European Fund III	86,117	4,500
Asian Fund II	29,575	—
Global Infrastructure Investors	16,653	—
Co-Investment Vehicles and Other	8,946	16,255
China Growth Fund	6,895	—
Real Estate Partners Americas	4,935	10,365
European Fund II	1,720	2,142
Millennium Fund	(7,888)	—
Total Realized Carried Interest (1)	$404,709	$419,438

(1)	The above table excludes any funds for which there was no realized carried interest during either of the periods presented.

Realized carried interest for the three months ended September 30, 2018 consisted primarily of realized gains from the sale of Mehiläinen (health care sector) and partial sales of National Vision Holdings, Inc. (NASDAQ: EYE) and PRA Health Sciences, Inc.

Realized carried interest for the three months ended September 30, 2017, consisted primarily of realized gains from the sale of Capsugel S.A. (manufacturing sector) and partial sales of PRA Health Sciences, Inc. and US Foods Holding Corp.

Public Markets Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Public Markets business line for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$100,524	$79,113	$21,411
Transaction Fees	8,666	11,469	(2,803)
Fee Credits	(8,616)	(10,893)	2,277
Total Fees and Other, Net	100,574	79,689	20,885

Realized Performance Income (Loss)
Carried Interest	9,900	—	9,900
Incentive Fees	18,001	4,074	13,927
Total Realized Performance Income (Loss)	$27,901	$4,074	$23,827

Fees and Other, Net

The increase for the three months ended September 30, 2018 compared to the prior period was primarily due to an increase in management fees, partially offset by a decrease in transaction fees, net of fee credits. The increase in management fees was primarily due to an increase in fees earned from BDCs advised or sub-advised by KKR driven primarily by the completion of the FS Investments Transaction in the second quarter of 2018 and increased fees from our hedge fund partnerships as a result of greater overall FPAUM. As a result of the closing of the FS Investments Transaction on April 9, 2018, KKR began receiving its portion of the management and incentive fees on an additional $13.2 billion of FPAUM (relating to FS Investments' BDCs), which are reflected in our operating results beginning in the second quarter of 2018.

The decrease in transaction fees was primarily attributable to a decrease in the number and average size of transaction fee-generating investments. During the three months ended September 30, 2018, there were 13 transaction fee-generating investments that paid an average fee of $0.7 million compared to 14 transaction fee-generating investments that paid an average fee of $0.8 million during the three months ended September 30, 2017.

Realized Performance Income

The increase for the three months ended September 30, 2018 was primarily attributable to higher incentive fees received from BDCs advised or sub-advised by KKR and, to a lesser extent, realized carried interest earned in our special situations strategy.

Capital Markets Revenues

The following table presents Transaction Fees in the Capital Markets business line for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Transaction Fees	$186,498	$85,440	$101,058

Transaction fees increased due primarily to an increase in both the size and number of capital markets transactions for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Overall, we completed 56 capital markets transactions for the three months ended September 30, 2018, of which 12 represented equity offerings and 44 represented debt offerings, as compared to 48 transactions for the three months ended September 30, 2017, of which 2 represented equity offerings and 46 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the three months ended September 30, 2018, approximately 10% of our transaction fees were earned from unaffiliated third parties as compared to approximately 38% for the three months ended September 30, 2017. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the three months ended September 30, 2018, approximately 44% of our transaction fees were generated outside of North America as compared to approximately 21% for the three months ended September 30, 2017. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate management or monitoring fees.

Principal Activities Revenues

The following table presents Realized Investment Income in the Principal Activities business line for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses)	$181,026	$76,053	$104,973
Interest Income and Dividends	61,717	70,557	(8,840)
Total Realized Investment Income (Loss)	$242,743	$146,610	$96,133

Realized Investment Income
The increase is primarily due to an increased level of net realized gains, partially offset by a decrease in interest income and dividends during the three months ended September 30, 2018, compared to the prior period.
For the three months ended September 30, 2018, net realized gains were comprised of gains primarily from the sale of private markets investments including the partial sales of our investments in First Data Corporation, PRA Health Sciences, Inc., and National Vision Holdings, Inc. and the sale of Mehiläinen.
    For the three months ended September 30, 2017, net realized gains were primarily comprised of gains from the sale of private markets investments including the sales or partial sales of First Data Corporation, Sentio Healthcare Properties, Inc. (real estate sector), and Capsugel S.A.
For the three months ended September 30, 2018, interest income and dividends were comprised of (i) $39.7 million of interest income which consists primarily of interest that is received from our public markets investments including CLOs and other credit investments and to a lesser extent our India debt financing company and our cash balances (ii) $22.0 million of dividend income from distributions received primarily through our energy investments and real estate investments including our investment in KREF.
For the three months ended September 30, 2017, interest income and dividends were comprised of (i) $42.6 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our capital markets business and our cash balances and (ii) $27.9 million of dividend income from distributions received primarily through our private equity investments and real estate investments including our investment in KREF.
The net decrease in interest income and dividends is due to a lower level of interest and dividend income in Alternative Credit for the three months ended September 30, 2018 compared to the prior period.
In the fourth quarter of 2018 we completed, or expect to complete sales, partial sales or secondary sales with respect to certain private equity portfolio companies and other investments as well as other realization activities such as the receipt of dividends and interest income across our broader portfolio. The most significant of these transactions are Sedgwick Claims Management Services, Inc. (financial services sector), the sale of an interest in one of our hedge fund partnerships and Cognita (education sector). These realization activities, if and when completed, are expected to result in realized performance income and realized investment income of approximately $580 million. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions; there can be no assurance if or when any of these transactions will be completed.

Segment Expenses
Compensation and Benefits

The increase for the three months ended September 30, 2018 compared to the prior period was due primarily to higher compensation recorded in connection with higher total segment revenues and includes higher equity-based compensation charges resulting from an increase in the number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The increase for the three months ended September 30, 2018 compared to the prior period is primarily due to an increase in professional fees and other administrative costs in connection with the growth of the firm.

Interest Expense

For the three months ended September 30, 2018 and 2017 interest expense relates primarily to the senior notes outstanding for KKR and KFN. The net decrease in interest expense for the three months ended September 30, 2018 compared to the prior period is due to lower interest rates at KFN, and to a lesser extent, an overall lower level of borrowings at KFN. This net decrease was partially offset by an increased level of borrowing under certain of our revolving credit facilities.
Income Taxes Paid
The increase in income taxes paid is primarily due to a higher level of income that is subject to corporate taxes following the Conversion.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the three months ended September 30, 2018 compared to the prior period was due primarily to higher transaction fees, realized performance income and realized investment income, partially offset by a higher level of compensation expense and income taxes paid in the current period compared to the prior period.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of September 30, 2018 and June 30, 2018:

	As of
	September 30, 2018	June 30, 2018	Change
	($ in thousands)
Assets Under Management	$194,613,800	$191,265,400	$3,348,400
Fee Paying Assets Under Management	$139,285,700	$138,841,100	$444,600
Uncalled Commitments	$57,880,100	$57,417,400	$462,700

The following table presents one of our key performance metrics for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$7,075,800	$5,144,800	$1,931,000

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from June 30, 2018 to September 30, 2018:

($ in thousands)
June 30, 2018	$102,391,900
New Capital Raised	1,425,300
Distributions and Other	(3,918,800)
Change in Value	3,757,800
September 30, 2018	$103,656,200

AUM for the Private Markets business line was $103.7 billion at September 30, 2018, an increase of $1.3 billion, compared to $102.4 billion at June 30, 2018.

The increase was primarily attributable to (i) an increase in the value of our Private Markets portfolio and (ii) to a lesser extent, new capital raised primarily in our Energy Income and Growth Fund II and Global Infrastructure Fund III. These increases were partially offset by distributions to Private Markets fund investors primarily as a result of realizations, most notably in our 2006 Fund, North America Fund XI and European Fund III.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $0.8 billion in each of our North America Fund XI and 2006 Fund and $0.3 billion in each of our Americas Fund XII and Asian Fund III.

For the three months ended September 30, 2018, the value of our private equity investment portfolio increased 7.2%. This was comprised of a 7.4% increase in value of our privately held investments and a 7.0% increase in the share prices of various publicly held or publicly indexed investments.

The most significant increases in value of our privately held investments related to Sedgwick Claims Management Services, Inc., Hitachi Kokusai Electric Inc. (manufacturing sector), and Privilege Underwriters, Inc. (financial services sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Latitude Financial Services Limited (financial services sector), Upfield (consumer products sector) and United Group B.V. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Sedgwick Claims Management Services, Inc., a valuation that reflects an agreement to sell this investment, (ii) an increase in the value of market comparables, and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to changes in foreign exchange rates.

The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation, gains in Focus Financial Partners Inc. (NASDAQ: FOCS) (which had an IPO in the third quarter of 2018) and National Vision Holdings, Inc. These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were losses in BrightView Holdings, Inc. (NYSE: BV), Qingdao Haier Co., Ltd. (CH: 600690) and Bharti Infratel Limited (BSE: 534816).

Since September 30, 2018, the broader equity markets have experienced significant volatility, with the S&P 500 Index falling by 7.2% between September 30, 2018 and October 25, 2018. Such volatility and uncertainty could make it more difficult to consummate new investments or exit our existing investments. Further, if the broader equity market continues to experience volatility and downward pressure in the fourth quarter of 2018, valuations of our investments may be negatively impacted, which may result in a lower valuations for these investments compared to September 30, 2018.

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

The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Gardner Denver Holdings, Inc. (NYSE: GDI), China International Capital Corporation Limited (HK: 3908), and Pets At Home Group Plc (LSE: PETS). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Laureate Education, Inc. (NASDAQ: LAUR), First Data Corporation, and Beijing Capital Grand Limited (HK: 1329). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Internet Brands, Inc. (technology sector), Colonial Pipeline Company (infrastructure sector), and United Group B.V. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Optiv Inc. (technology sector), Academy Ltd. (retail sector) and Sundrop Farms Holding Limited (agriculture sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and (ii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

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

Public Markets

The following table reflects the changes in our Public Markets AUM from June 30, 2018 to September 30, 2018:

($ in thousands)
June 30, 2018	$88,873,500
New Capital Raised	4,679,100
Distributions	(590,700)
Redemptions	(2,055,200)
Change in Value	50,900
September 30, 2018	$90,957,600

AUM in our Public Markets business line totaled $91.0 billion at September 30, 2018, an increase of $2.1 billion compared to AUM of $88.9 billion at June 30, 2018. The increases due to new capital raised were related to multiple strategies, most notably $2.2 billion in certain leveraged credit strategies, $1.4 billion in our private credit strategies and $1.1 billion in our hedge fund partnerships. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, including our hedge fund partnerships, certain leveraged credit strategies and our BDCs. The increase due to change in value was driven primarily by changes in our private credit strategies.

Fee-Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from June 30, 2018 to September 30, 2018:

($ in thousands)
June 30, 2018	$66,295,700
New Capital Raised	1,005,300
Distributions and Other	(1,269,100)
Change in Value	28,500
September 30, 2018	$66,060,400

FPAUM in our Private Markets business line was $66.1 billion at September 30, 2018, a decrease of $0.2 billion, compared to $66.3 billion at June 30, 2018.

The decrease was primarily attributable to distributions primarily relating to realizations in our 2006 Fund, Global Infrastructure Fund and European Fund III. These decreases were partially offset by new capital raised in our Global Infrastructure Fund III and Energy Income and Growth Fund II and capital invested in our core investment vehicles and Asian Fund II.

Uncalled capital commitments from Private Markets investment funds from which KKR is currently not earning management fees amounted to approximately $12.2 billion at September 30, 2018, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from June 30, 2018 to September 30, 2018:

($ in thousands)
June 30, 2018	$72,545,400
New Capital Raised	3,688,600
Distributions	(863,200)
Redemptions	(2,055,200)
Change in Value	(90,300)
September 30, 2018	$73,225,300

FPAUM in our Public Markets business line was $73.2 billion at September 30, 2018, an increase of $0.7 billion compared to FPAUM of $72.5 billion at June 30, 2018. The increases due to new capital raised were related to multiple strategies, most notably $2.3 billion in certain leveraged credit strategies, $0.8 billion in our hedge fund partnerships and $0.6 billion in our private credit strategies. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, most notably our hedge fund partnerships, certain leveraged credit strategies and our private credit strategies.

Uncalled capital commitments from Public Markets investment funds from which KKR is currently not earning management fees amounted to approximately $7.8 billion at September 30, 2018. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.9%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Uncalled Commitments

Private Markets

As of September 30, 2018, our Private Markets business line had $48.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $48.6 billion as of June 30, 2018. The decrease is due primarily to capital called from fund investors to make investments during the period, partially offset by new capital raised in our Global Infrastructure Fund III and Energy and Income Growth Fund II.

Public Markets

As of September 30, 2018, our Public Markets business line had $9.8 billion of uncalled capital commitments that could be called for investments in new transactions as compared to $8.9 billion as of June 30, 2018. The increase is due to new capital raised primarily in our private credit strategies, partially offset by capital called from fund investors to make investments during the period.

Capital Invested and Syndicated Capital

Private Markets Capital Invested

For the three months ended September 30, 2018, Private Markets had $3.9 billion of capital invested as compared to $3.0 billion for the three months ended September 30, 2017. The increase was driven primarily by a $0.6 billion increase in capital invested in our real assets and other strategies and $0.3 billion increase in capital invested in our private equity strategies (including core investments and growth equity). Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the quarter ended September 30, 2018, 88% of capital deployed in private equity, which includes core equity investments, was in transactions in North America, 11% in the Asia-Pacific region, and 1% was in Europe. As of October 25, 2018, our Private Markets business line had announced transactions that were subject to closing conditions which aggregated approximately $5.1 billion. These transactions are generally subject to the satisfaction of closing conditions prior to their completion, and there can be no assurance if or when any of these transactions will be completed.
Public Markets Capital Invested

Public Markets capital invested of $1.6 billion was relatively flat for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This was primarily due to a higher level of net capital deployed in our direct lending strategy, offset by a lower level of net capital deployed in our special situations strategy.

Capital Markets Syndicated Capital

For the three months ended September 30, 2018, Capital Markets had $1.6 billion of syndicated capital as compared to $0.5 billion for the three months ended September 30, 2017. The increase was primarily due to an increase in the number and size of syndication transactions in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Overall, we completed five syndication transactions for the three months ended September 30, 2018 as compared to one syndication for the three months ended September 30, 2017.

Reconciliations to GAAP Measures

For the reconciliations of the most directly comparable financial measures calculated and presented in accordance with GAAP to total segment revenues, total segment expenses, and after-tax distributable earnings, see Note 14 "Segment Reporting" to the condensed consolidated financial statements included elsewhere in this report.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Segment Revenues
Fees and Other, Net
Management Fees	$789,630	$670,807	$118,823
Transaction Fees	609,800	578,667	31,133
Monitoring Fees	63,100	58,072	5,028
Fee Credits	(178,982)	(211,148)	32,166
Total Fees and Other, Net	1,283,548	1,096,398	187,150

Realized Performance Income (Loss)
Carried Interest	959,253	890,310	68,943
Incentive Fees	52,059	8,384	43,675
Total Realized Performance Income (Loss)	1,011,312	898,694	112,618

Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	286,381	162,684	123,697
Interest Income and Dividends	205,522	195,275	10,247
Total Realized Investment Income (Loss)	491,903	357,959	133,944
Total Segment Revenues	2,786,763	2,353,051	433,712

Segment Expenses
Compensation and Benefits (2)	1,138,149	933,107	205,042
Occupancy and Related Charges	42,819	42,448	371
Other Operating Expenses (3)	194,868	177,084	17,784
Total Segment Expenses	1,375,836	1,152,639	223,197

Segment Operating Earnings	1,410,927	1,200,412	210,515

Interest Expense	140,362	134,348	6,014
Preferred Dividends	25,023	25,023	—
Income (Loss) Attributable to Noncontrolling Interests	4,557	3,810	747
Income Taxes Paid	103,868	54,228	49,640
After-tax Distributable Earnings	$1,137,117	$983,003	$154,114

(1)
Given the extraordinary nature of the Conversion, the reported segment financial results for the nine months ended September 30, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

(2)	Includes equity-based compensation of $185,795 and $149,840 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

(3)	For the nine months ended September 30, 2018, excludes approximately $11.5 million of non-recurring costs in connection with the Conversion.

Segment Revenues

The following sections discuss revenues for each of our business lines on a disaggregated basis for the nine months ended September 30, 2018 and 2017.

Private Markets Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Private Markets business line for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$490,556	$419,606	$70,950
Transaction Fees	189,122	237,392	(48,270)
Monitoring Fees	63,100	58,072	5,028
Fee Credits	(158,163)	(177,254)	19,091
Total Fees and Other, Net	584,615	537,816	46,799

Realized Performance Income (Loss)
Carried Interest	949,353	890,310	59,043
Incentive Fees	—	—	—
Total Realized Performance Income (Loss)	$949,353	$890,310	$59,043

Fees and Other, Net

The increase for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to an increase in management fees, partially offset by a decrease in transaction fees, net of fee credits.

The increase in management fees was primarily due to (i) management fees earned from our Asian Fund III when it entered its investment period in the second quarter of 2017, (ii) management fees earned from our Global Infrastructure Fund III when it entered its investment period in the second quarter of 2018 and (iii) management fees earned from our Real Estate Partners Americas II fund which entered its investment period in the second quarter of 2017. This net increase was partially offset by decreases due to (i) lower management fees paid by our Asian Fund II when it entered its post-investment period in the second quarter of 2017, in which it pays fees at a lower rate than during the investment period and based on capital invested at the time rather than total committed capital, (ii) lower management fees calculated based on lower levels of invested capital as a result of realizations primarily in our European Fund III, 2006 Fund and Asian Fund and (iii) lower management fees earned from our Real Estate Partners Americas fund when it entered its post-investment period in the second quarter of 2017, in which it pays fees based on capital invested rather than remaining commitments and capital invested during the investment period.

The decrease in transaction fees was primarily attributable to a decrease in both the number and size of transaction fee-generating investments. During the nine months ended September 30, 2018, there were 32 transaction fee-generating investments that paid an average fee of $5.9 million compared to 38 transaction fee-generating investments that paid an average fee of $6.2 million during the nine months ended September 30, 2017. For the nine months ended September 30, 2018, approximately 54% of these transaction fees were paid by companies located in North America, 26% were paid from companies located in the Asia-Pacific region and 20% were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The decrease in fee credits is due primarily to a lower level of transaction fees reimbursable to the fund investors.

The increase in monitoring fees was primarily attributable to an increase in recurring monitoring fees compared to the prior period, partially offset by lower termination payments. Recurring monitoring fees increased $13.6 million, which was primarily the result of an increase in both the size and number of portfolio companies paying monitoring fees. For the nine months ended

September 30, 2018, we had 63 portfolio companies that were paying an average monitoring fee of $0.9 million compared with 53 portfolio companies that were paying an average monitoring fee of $0.8 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, we received termination payments of $7.5 million in connection with the IPO of BrightView Holdings, Inc. compared to $16.0 million of termination payments received in the nine months ended September 30, 2017 relating to the IPO of Gardner Denver Holdings, Inc. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the IPO and other realization activity in our private equity portfolio, and are expected to continue to be smaller in size and number compared to prior periods.

Realized Performance Income

The following table presents realized carried interest by investment vehicle for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	($ in thousands)
North America Fund XI	$366,017	$129,576
2006 Fund	267,461	511,935
European Fund III	98,110	83,045
Asian Fund II	67,124	29,351
Millennium Fund	64,613	28,266
Asian Fund	28,991	17,846
Co-Investment Vehicles and Other	17,637	23,088
Global Infrastructure Investors	16,653	14,772
China Growth Fund	11,759	20,130
Real Estate Partners Americas	8,830	12,050
European Fund II	2,158	20,251
Total Realized Carried Interest (1)	$949,353	$890,310

(1)	The above table excludes any funds for which there was no realized carried interest during either of the periods presented.

The most significant realizations contributing to our realized carried interest for the nine months ended September 30, 2018, consisted of the partial sales of National Vision Holdings, Inc. and GoDaddy Inc. (NYSE: GDDY), and the sale of Mehiläinen.

Realized carried interest for the nine months ended September 30, 2017, consisted primarily of realized gains from the sale of Capsugel and the partial sales of US Foods Holding Corp. and PRA Health Sciences, Inc.

Public Markets Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Public Markets business line for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$299,074	$251,201	$47,873
Transaction Fees	21,897	41,040	(19,143)
Fee Credits	(20,819)	(33,894)	13,075
Total Fees and Other, Net	300,152	258,347	41,805

Realized Performance Income (Loss)
Carried Interest	9,900	—	9,900
Incentive Fees	52,059	8,384	43,675
Total Realized Performance Income (Loss)	$61,959	$8,384	$53,575

Fees and Other, Net

The increase for the nine months ended September 30, 2018 was primarily due to an increase in management fees, partially offset by a decrease in transaction fees, net of fee credits. The increase in management fees was primarily due to (i) an increase in fees earned from BDCs advised or sub-advised by KKR resulting in part from the completion of the FS Investments Transaction in the second quarter of 2018, (ii) increased fees from our hedge fund partnerships as a result of greater FPAUM, and (iii) an increase in fees in our Special Situations Fund II as a result of increased capital invested. As a result of the closing of the FS Investments Transaction on April 9, 2018, KKR began receiving its portion of the management and incentive fees on an additional $13.2 billion of FPAUM (relating to FS Investments' BDCs), which are reflected in our operating results beginning in the second quarter of 2018. This increase was partially offset by a reduction in management fees from Prisma as a result of the PAAMCO Prisma transaction that closed in the second quarter of 2017. KKR reports its investment in PAAMCO Prisma using the equity method of accounting, and on a segment basis, KKR reflects its allocation of the net income of PAAMCO Prisma as management fees and realized incentive fees.  Accordingly, the management fees and other revenues and expenses of Prisma that had been reported on a gross basis prior to the closing of the transaction on June 1, 2017 are reflected on a net basis as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017 resulting in a decrease in our reported gross management fees when compared to the prior period. The decrease in transaction fees was driven primarily by an $18.5 million breakup fee received in the nine months ended September 30, 2017 in connection with a terminated transaction and included in transaction fees, compared to no such breakup fees in the nine months ended September 30, 2018. The net amount of this fee attributable to us after credits to our fund limited partners was $4.6 million.

Realized Performance Income

The increase for the nine months ended September 30, 2018 compared to the prior period was primarily attributable to higher incentive fees received from BDCs advised or sub-advised by KKR driven in part by the completion of the FS Investments Transaction in the second quarter of 2018, and to a lesser extent, realized carried interest earned in our special situations strategy.

Capital Markets Revenues

The following table presents Transaction Fees in the Capital Markets business line for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Transaction Fees	$398,781	$300,235	$98,546

Transaction fees increased due primarily to an increase in both the size and number of capital markets transactions for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Overall, we completed 154 capital markets transactions for the nine months ended September 30, 2018, of which 23 represented equity offerings and 131 represented debt offerings, as compared to 144 transactions for the nine months ended September 30, 2017, of which 20 represented equity offerings and 124 represented debt offerings. Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the nine months ended September 30, 2018, approximately 19% of our transaction fees were earned from unaffiliated third parties as compared to approximately 28% for the nine months ended September 30, 2017. Our transaction fees are comprised of fees earned from North America, Europe and Asia-Pacific. For the nine months ended September 30, 2018, approximately 34% of our transaction fees were generated outside of North America as compared to approximately 36% for the nine months ended September 30, 2017. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our Capital Markets business line does not generate management or monitoring fees.

Principal Activities Revenues

The following table presents Realized Investment Income in the Principal Activities business line for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	$286,381	$162,684	$123,697
Interest Income and Dividends	205,522	195,275	10,247
Total Realized Investment Income (Loss)	$491,903	$357,959	$133,944

(1)
Given the extraordinary nature of the Conversion, the reported segment financial results for the nine months ended September 30, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

Realized Investment Income
The increase is primarily due to an increased level of net realized gains and an increase in interest income and dividends during the nine months ended September 30, 2018, compared to the prior period.
For the nine months ended September 30, 2018, net realized gains were comprised primarily of gains from the sale of Private Markets investments including the sales or partial sales of our investments in First Data Corporation, Next Issue Media LLC, Mehiläinen, and National Vision Holdings, Inc., as well as the sale of our alternative credit investment in Amedisys, Inc. (NASDAQ: AMED). Given the extraordinary nature of the Conversion, the reported segment financial results for the nine months ended September 30, 2018 exclude approximately $729.4 million of realized losses on certain investments, primarily credit and energy investments, which were realized in the second quarter in advance of the Conversion.
For the nine months ended September 30, 2017, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of HCA Holdings, Inc., Galenica AG, and First Data Corporation, partially offset by losses on the sale of Fortune Creek Partnership (energy sector) and the restructurings of Algeco Scotsman (industrial sector) and Aurora Eaglebine (energy sector). Net unrealized gains were primarily attributable to mark-to-market gains on various Private Markets investments including First Data Corporation, an oil field services investment in our special situations strategy, and Veresen Midstream (infrastructure sector). These increases were partially offset primarily by unrealized losses due to the reversal of unrealized gains on the sales of private equity investments mentioned above.
For the nine months ended September 30, 2018, interest income and dividends were comprised of (i) $126.6 million of interest income which consists primarily of interest that is received from our Public Markets investments, including CLOs and other credit investments and, to a lesser extent, our India debt financing company and our cash balances and (ii) $78.9 million of dividend income from distributions received primarily through our real assets investments, including our real estate investment in KREF, as well as our credit and energy investments.
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
The increase in interest income and dividends is due primarily to a higher level of interest income for the nine months ended September 30, 2018 compared to the prior period due to a higher level of interest in our cash management strategies.

Segment Expenses

Compensation and Benefits

The increase for the nine months ended September 30, 2018 compared to the prior period was due primarily to higher compensation recorded in connection with higher total segment revenues and includes higher equity-based compensation charges resulting from an increase in the number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The increase for the nine month ended September 30, 2018 compared to the prior period is primarily due to higher professional fees and other administrative costs in connection with the growth of the firm.

Interest Expense

For the nine months ended September 30, 2018 and 2017 interest expense relates primarily to the senior notes outstanding for KKR and KFN. The increase in interest expense for the nine months ended September 30, 2018 compared to the prior period is due to overall higher levels of borrowings, in particular at KFN and under certain of our revolving credit facilities.
Income Taxes Paid
The increase in income taxes paid is primarily due to a higher level of income that is subject to corporate taxes following the Conversion.
After-tax Distributable Earnings

The net increase in after-tax distributable earnings for the nine months ended September 30, 2018 compared to the prior period was due primarily to higher management fees, realized performance income and realized investment income, partially offset by a higher level of compensation expense in the current period compared to the prior period.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017	Change
	($ in thousands)
Assets Under Management	$194,613,800	$168,470,600	$26,143,200
Fee Paying Assets Under Management	$139,285,700	$117,437,500	$21,848,200
Uncalled Commitments	$57,880,100	$56,553,100	$1,327,000

The following table presents one of our key performance metrics for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$16,189,100	$17,073,300	$(884,200)

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2017 to September 30, 2018:

($ in thousands)
December 31, 2017	$97,527,100
New Capital Raised	9,328,600
Distributions and Other	(10,321,300)
Change in Value	7,121,800
September 30, 2018	$103,656,200

AUM for the Private Markets business line was $103.7 billion at September 30, 2018, an increase of $6.2 billion, compared to $97.5 billion at December 31, 2017.

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

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $2.0 billion in our 2006 Fund, $1.2 billion in our North America Fund XI and $0.5 billion in each of our Americas Fund XII and European Fund III.

For the nine months ended September 30, 2018, the value of our private equity investment portfolio increased 13.3%. This was comprised of a 15.0% increase in value of our privately held investments and a 9.9% increase in the share prices of various publicly held or publicly indexed investments.

The most significant increases in value of our privately held investments related to increases in Sedgwick Claims Management Services, Inc., Internet Brands, Inc., and Ultimate Fighting Championship Ltd. (media sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Arbor Pharmaceuticals, Inc. (health care sector), Westbrick Energy Ltd. (energy sector), and Sundrop Farms Holding Limited. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Sedgwick Claims Management Services, Inc., a valuation that reflects an agreement to sell this investment, (ii) an increase in the value of market comparables, and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation, GoDaddy Inc. and Focus Financial Partners Inc. (which had an IPO in the third quarter of 2018). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were losses in Gardner Denver Holdings, Inc., Bharti Infratel Limited, and Qingdao Haier Co., Ltd.

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

The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Gardner Denver Holdings, Inc., First Data Corporation, and Qingdao Haier Co., Ltd. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Fujian Sunner Development Co. Ltd. (SZ: 002299), Laureate Education, Inc., and US Foods Holding Corp. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Internet Brands, Inc., Weld North Holdings LLC (education sector), and Colonial Pipeline Company. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Academy Ltd., Toys R Us, Inc. (retail sector), and Santanol Pty Ltd (forestry sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and (ii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

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

Public Markets

The following table reflects the changes in our Public Markets AUM from December 31, 2017 to September 30, 2018:

($ in thousands)
December 31, 2017	$70,943,500
New Capital Raised	13,363,900
Acquisitions	13,189,100
Distributions	(2,745,800)
Redemptions	(4,338,800)
Change in Value	545,700
September 30, 2018	$90,957,600

AUM in our Public Markets business line totaled $91.0 billion at September 30, 2018, an increase of $20.1 billion compared to AUM of $70.9 billion at December 31, 2017. The increases due to new capital raised were related to multiple strategies, most notably $4.9 billion in our hedge fund partnerships, $4.6 billion in certain leveraged credit strategies, $1.9 billion in our private credit strategies and $1.8 billion in CLOs. The "Acquisitions" activity represents the AUM previously managed by FS Investments in connection with the completion of the FS Investments Transaction. Change in value was driven primarily by net increases in value of our private credit strategies and our hedge fund partnerships. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily with our hedge fund partnerships, certain leveraged credit strategies, BDCs and direct lending strategies.

Fee-Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2017 to September 30, 2018:

($ in thousands)
December 31, 2017	$61,678,600
New Capital Raised	9,578,900
Distributions and Other	(4,362,600)
Net Changes in Fee Base of Certain Funds	(1,040,300)
Change in Value	205,800
September 30, 2018	$66,060,400

FPAUM in our Private Markets business line was $66.1 billion at September 30, 2018, an increase of $4.4 billion, compared to $61.7 billion at December 31, 2017.

The increase was primarily attributable to new capital raised in our Global Infrastructure Fund III and capital invested in our core investment vehicles. These increases were partially offset by (i) distributions primarily relating to realizations in our 2006 Fund, North America Fund XI, and European Fund III and (ii) net changes in the fee base of our Global Infrastructure Fund II and Energy Income and Growth Fund as a result of these funds entering their post investment period, during which they earn fees based on net asset value or invested capital, respectively, rather than remaining commitments/net asset value or remaining commitments/invested capital, respectively.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from December 31, 2017 to September 30, 2018:

($ in thousands)
December 31, 2017	$55,758,900
New Capital Raised	11,646,100
Acquisitions	13,189,100
Distributions	(3,014,000)
Redemptions	(4,338,800)
Change in Value	(16,000)
September 30, 2018	$73,225,300

FPAUM in our Public Markets business line was $73.2 billion at September 30, 2018, an increase of $17.4 billion compared to FPAUM of $55.8 billion at December 31, 2017. The "Acquisitions" activity represents the AUM previously managed by FS Investments in connection with the completion of the FS Investments Transaction. The increases due to new capital raised were related to multiple strategies, most notably $4.6 billion in certain leveraged credit strategies, $2.9 billion in our hedge fund partnerships, $2.1 billion in our private credit strategies and $1.8 billion in CLOs. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily with our hedge fund partnerships, our private credit strategies, and certain leveraged credit strategies.

Uncalled Commitments

Private Markets

As of September 30, 2018, our Private Markets business line had $48.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $47.4 billion as of December 31, 2017. The increase is due primarily to new capital raised in our Global Infrastructure Fund III, Energy and Income Growth Fund II and our core investment vehicles, partially offset by capital called from fund investors to make investments during the period.

Public Markets

As of September 30, 2018, our Public Markets business line had $9.8 billion of uncalled capital commitments that could be called for investments in new transactions as compared to $9.1 billion as of December 31, 2017. The increase is due to new capital raised primarily in our direct lending strategies, partially offset by capital called from fund investors to make investments during the period.

Capital Invested and Syndicated Capital

Private Markets Capital Invested

For the nine months ended September 30, 2018, Private Markets had $8.9 billion of capital invested as compared to $11.1 billion for the nine months ended September 30, 2017. The decrease was driven primarily by a $2.6 billion decrease in capital invested in our private equity platform (including core investments and growth equity), partially offset by a $0.4 billion increase in capital invested in our real assets and other platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the nine months ended September 30, 2018, 72% of capital deployed in private equity, which includes core and growth equity investments, was in transactions in North America, 26% was in the Asia-Pacific region and 2% was in Europe.
Public Markets Capital Invested
For the nine months ended September 30, 2018, Public Markets had $5.0 billion of capital invested as compared to $3.8 billion for the nine months ended September 30, 2017. The increase was primarily due to a higher level of net capital deployed in our direct lending and private opportunistic credit strategies.
Capital Markets Syndicated Capital

For the nine months ended September 30, 2018, Capital Markets had $2.3 billion of syndicated capital as compared to $2.2 billion for the nine months ended September 30, 2017. The increase was primarily due to an increase in the size and number of syndication transactions in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Overall, we completed 13 syndication transactions for the nine months ended September 30, 2018 as compared to ten syndications for the nine months ended September 30, 2017.

Reconciliations to GAAP Measures

For the reconciliations of the most directly comparable financial measures calculated and presented in accordance with GAAP to total segment revenues, total segment expenses, and after-tax distributable earnings, see Note 14 "Segment Reporting" to the condensed consolidated financial statements included elsewhere in this report.

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

Cash and Short-Term Investments

Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR's liquidity position. We believe this measure is useful to stockholders as it provides additional insight into KKR's available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities.

The following tables present information with respect to our segment balance sheet as of September 30, 2018 and December 31, 2017:

	As of	As of
	September 30, 2018	December 31, 2017
	($ in thousands, except per share amounts)
Cash and Short-term Investments	$2,907,704	$3,214,794
Investments	10,288,390	8,488,606
Unrealized Carried Interest (1)	1,775,603	1,620,401
Corporate Real Estate	161,225	161,225
Tax Assets	449,568	—
Other Assets	3,190,385	2,276,286
Total Assets	$18,772,875	$15,761,312

Debt Obligations - KKR (ex-KFN)	$2,354,488	$2,000,000
Debt Obligations - KFN	948,517	764,767
Preferred Shares - KFN	—	373,750
Tax Liabilities	302,473	—
Other Liabilities	821,190	426,699
Total Liabilities	4,426,668	3,565,216

Noncontrolling Interests	21,163	22,187
Preferred Stock	500,000	500,000

Book Value	$13,825,044	$11,673,909

Book Value Per Outstanding Adjusted Share	$16.68	$14.20

(1) Unrealized Carried Interest
Private Markets Business Line	$1,609,183	$1,480,142
Public Markets Business Line	166,420	140,259
Total	$1,775,603	$1,620,401

Book Value Per Outstanding Adjusted Share

Book value per outstanding adjusted share increased 17.5% from December 31, 2017. This increase was due primarily to a broad-based increase in the value of KKR's investment portfolio, including investments held directly by KKR as well as investments held through investment funds, such as KKR's private equity funds, where KKR is entitled to earn carried interest. For the nine months ended September 30, 2018, the value of KKR's balance sheet portfolio, on a segment basis, increased 14.9% and KKR's private equity portfolio increased 13.3%. The increase in book value per outstanding adjusted share was also due to approximately $1.1 billion of after-tax distributable earnings during the nine months ended September 30, 2018. Effective as of September 30, 2018, KKR's segment balance sheet reflects KKR's tax assets and liabilities as prepared under GAAP, which increased book value by approximately $160 million as of such date. These increases were partially offset by dividends to Class A common stockholders and repurchases of Class A common stock during the nine months ended September 30, 2018. For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Segment Analysis—Segment Results."

The following table presents the holdings of our segment balance sheet by asset class as of September 30, 2018. To the extent investments on our segment balance sheet are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of September 30, 2018
Investments	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Co-Investments, Core Investments and Other Equity	$3,258,663	$4,261,939	41.4%
Private Equity Funds	1,131,274	1,656,834	16.1%
Private Equity Total	4,389,937	5,918,773	57.5%

Energy	680,513	719,448	7.0%
Real Estate	759,909	784,706	7.6%
Infrastructure	337,867	438,197	4.3%
Real Assets Total	1,778,289	1,942,351	18.9%

Special Situations	830,329	719,008	7.0%
Direct Lending	119,278	110,890	1.1%
Mezzanine	24,698	28,443	0.3%
Alternative Credit Total	974,305	858,341	8.4%
CLOs	694,962	661,981	6.4%
Other Credit	376,804	332,878	3.2%
Credit Total	2,046,071	1,853,200	18.0%

Other	554,422	574,066	5.6%

Total Investments	$8,768,719	$10,288,390	100.0%

	As of September 30, 2018
Significant Investments: (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
First Data Corporation (NYSE: FDC)	$794,978	$1,430,518	13.9%
USI, Inc.	500,111	650,125	6.3%
Heartland Dental	302,255	332,480	3.2%
KKR Real Estate Finance Trust Inc. (NYSE: KREF)	325,000	327,763	3.2%
PetVet Care Centers	243,188	291,826	2.8%
Total Significant Investments	2,165,532	3,032,712	29.4%

Other Investments	6,603,187	7,255,678	70.6%
Total Investments	$8,768,719	$10,288,390	100.0%

(1)
The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their fair values as of September 30, 2018. The fair value figures include the co-investment and the limited partner and/or general partner interests held directly by KKR in the underlying investment, if applicable.

The following tables provide reconciliations of KKR's GAAP Condensed Consolidated Statements of Financial Condition to our Segment Balance Sheet as of September 30, 2018 and December 31, 2017.

As of September 30, 2018
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	SEGMENT BALANCE SHEET

Assets
Cash and Cash Equivalents	$2,264,875	—	—	642,829	—	—	$2,907,704	Cash and Short-term Investments
Investments	44,119,593	(28,772,038)	(1,300,165)	(3,759,000)	—	—	10,288,390	Investments
		—	—	1,775,603	—	—	1,775,603	Unrealized Carried Interest
		—	—	161,225	—	—	161,225	Corporate Real Estate
		—	—	—	—	449,568	449,568	Tax Assets
Other Assets	3,959,480	(1,582,636)	—	1,179,343	—	(365,802)	3,190,385	Other Assets
Total Assets	$50,343,948	(30,354,674)	(1,300,165)	—	—	83,766	$18,772,875

Liabilities and Equity
Debt Obligations	20,266,172	(16,963,167)	—	(948,517)	—	—	2,354,488	Debt Obligations - KKR (ex-KFN)
		—	—	948,517	—	—	948,517	Debt Obligations - KFN
		—	—	—	—	302,473	302,473	Tax Liabilities
Other Liabilities	3,937,865	(1,597,803)	(1,300,165)	—	—	(218,707)	821,190	Other Liabilities
Total Liabilities	24,204,037	(18,560,970)	(1,300,165)	—	—	83,766	4,426,668

Redeemable Noncontrolling Interests	1,070,575	(1,070,575)	—	—	—	—	—

Stockholders' Equity
Preferred Stock	482,554	—	—	(482,554)	—	—
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	8,524,213	253,662	—	(17,446)	5,064,615	—	13,825,044	Book Value
Noncontrolling Interests	16,062,569	(10,976,791)	—	—	(5,064,615)	—	21,163	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Stock
Total Liabilities and Equity	$50,343,948	(30,354,674)	(1,300,165)	—	—	83,766	$18,772,875

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P.
5	TAX RECLASSIFICATIONS

As of December 31, 2017
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	SEGMENT BALANCE SHEET

Assets
Cash and Cash Equivalents	$1,876,687	—	—	1,338,107	—	—	$3,214,794	Cash and Short-term Investments
Investments	39,013,934	(27,684,368)	(1,220,559)	(1,620,401)	—	—	8,488,606	Investments
		—	—	1,620,401	—	—	1,620,401	Unrealized Carried Interest
Other Assets	4,944,098	(974,710)	—	(1,499,332)	—	(193,770)	2,276,286	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$45,834,719	(28,659,078)	(1,220,559)	—	—	(193,770)	$15,761,312

Liabilities and Equity
Debt Obligations	21,193,859	(18,429,092)	—	(764,767)	—	—	2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	764,767	—	—	764,767	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	3,978,060	(2,207,518)	(1,220,559)	—	—	(123,284)	426,699	Other Liabilities
Total Liabilities	25,171,919	(20,636,610)	(1,220,559)	373,750	—	(123,284)	3,565,216

Redeemable Noncontrolling Interests	610,540	(610,540)	—	—	—	—

Stockholders' Equity
Preferred Stock	482,554	—	—	(482,554)	—	—
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	6,703,382	214,188	—	(17,446)	4,844,271	(70,486)	11,673,909	Book Value
Noncontrolling Interests	12,866,324	(7,626,116)	—	(373,750)	(4,844,271)	—	22,187	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Stock
Total Liabilities and Equity	$45,834,719	(28,659,078)	(1,220,559)	—	—	(193,770)	$15,761,312

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

The following tables provide reconciliations of KKR's GAAP Shares of Class A Common Stock Outstanding to Adjusted Shares Eligible for Distribution and Outstanding Adjusted Shares:

	As of	As of
	September 30, 2018	December 31, 2017
GAAP Shares of Class A Common Stock Outstanding	525,593,409	486,174,736
Adjustments:
Other Securities (1)	—	2,299,421
KKR Holdings Units (2)	303,106,993	335,971,334
Adjusted Shares Eligible for Distribution (3)	828,700,402	824,445,491
Adjustments:
Other Securities	—	(2,299,421)
Outstanding Adjusted Shares	828,700,402	822,146,070

Unvested Shares of Class A Common Stock (4)	36,008,840	46,475,176

(1)
Represents vested other securities that are exchangeable into shares of Class A common stock. The issuance of shares of Class A common stock pursuant to such other securities dilutes KKR common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business.

(2)	Class A common stock that may be issued by KKR & Co. Inc. upon exchange of units in KKR Holdings for Class A common stock.

(3)	Amounts exclude unvested equity awards granted under the Equity Incentive Plan.

(4)
Represents equity awards granted under the Equity Incentive Plan. The issuance of Class A common stock of KKR & Co. Inc. pursuant to awards under the Equity Incentive Plan dilutes KKR Class A common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. Excludes the award of 2,500,000 restricted stock units granted to each of our Co-Presidents/Co-Chief Operating Officers during 2017 that have not met their market-price based vesting condition as of September 30, 2018. See "Item 1. Condensed Consolidated Financial Statements (Unaudited)—Equity Based Compensation."

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends), as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products, and other growth initiatives, including acquisitions of other investments, assets, and businesses; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our stockholders, certain holders of certain exchangeable securities, and holders of our Series A and Series B Preferred Stock; and (vii) paying borrowings, interest payments, and repayments under credit agreements, our senior notes, and other borrowing arrangements. See "—Liquidity—Liquidity Needs—Dividends."

Sources of Liquidity

Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) realizations on and sales of investments and other assets, including the transfers of investments for fund formations; and (v) borrowings under our credit facilities, debt offerings, and other borrowing arrangements. In addition, we may generate cash proceeds from sales of equity securities.

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of September 30, 2018, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report.

As of September 30, 2018, no netting holes in excess of $50 million existed at our private equity funds. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

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

•	service debt obligations including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses and contingencies, including litigation matters and, after the Conversion, additional corporate income taxes;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	pay cash dividends in accordance with our dividend policy for our Class A common stock or the terms of our preferred stock;

•	underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;

•	make future purchase price payments in connection with our proprietary investments, such as our hedge fund partnership with Marshall Wace, to the extent not paid by newly issued Class A common stock;

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

KKR & Co. Inc. Share Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. On February 9, 2017, KKR announced the authorization for KKR to repurchase an incremental $250 million under this unit repurchase program. On May 3, 2018, KKR announced the increase of the available amount under its repurchase program to $500 million, which may be used for the repurchase of its Class A common stock and the retirement of equity awards issued pursuant to our Equity Incentive Plan (and any successor equity plan thereto). During the third quarter of 2018, KKR repurchased 1.1 million shares for approximately $30 million. As of September 30, 2018, approximately $729 million has been spent since October 27, 2015, representing a total of 46.0 million shares, to either repurchase shares or retire equity awards. As of September 30, 2018, approximately $420 million is available under the repurchase program.

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

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 8% of a fund's total capital commitments at final closing; however, the size of our general partner commitment to certain funds pursuing newer strategies may exceed this range. The following table presents our uncalled commitments to our active investment funds as of September 30, 2018:

Uncalled Commitments
Private Markets	($ in thousands)
Core Investment Vehicles	$2,315,500
Americas Fund XII	690,800
Asian Fund III	553,900
Global Infrastructure III	333,700
Real Estate Partners Americas II	150,400
Health Care Strategic Growth	139,000
European Fund IV	71,200
Next Generation Technology Growth	55,100
Real Estate Partners Europe	40,900
Real Estate Credit Opportunity Partners	15,200
Other Private Markets Vehicles	374,700
Total Private Markets Commitments	4,740,400

Public Markets
Special Situations Fund II	119,600
Private Credit Opportunities Partners II	35,500
Lending Partners III	19,500
Lending Partners Europe	14,200
Other Public Markets Vehicles	126,700
Total Public Markets Commitments	315,500

Total Uncalled Commitments	$5,055,900

Other Commitments

In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in our Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets business line. As of September 30, 2018, these commitments amounted to $28.6 million and $1,041.7 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for our Capital Markets business line are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown occurring after September 30, 2018. Our capital markets business has an arrangement with a third party, which reduces our risk when underwriting certain debt transactions, and thus our unfunded commitments are reduced to reflect the amount to be funded by such a third party. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Investment in Marshall Wace

On November 2, 2015, KKR entered into a hedge fund partnership with Marshall Wace and acquired a 24.9% interest in Marshall Wace through a combination of cash and common units. Subject to the exercise of a put option by Marshall Wace or a call option by KKR, at subsequent closings to occur in the third and fourth years following the initial closing described above, and subject to satisfaction or waiver of certain closing conditions, including regulatory approvals, KKR may at each such closing subscribe (or be required to subscribe) for an incremental 5% equity interest, for ultimate aggregate ownership of up to

39.9% of Marshall Wace. The exercise of such options would require the use of cash and/or KKR Class A common stock. KKR's investment in Marshall Wace is accounted for using the equity method of accounting.

On November 30, 2017, KKR acquired an additional 5.0% interest in Marshall Wace after the exercise of one of the options agreed to between Marshall Wace and KKR. This acquisition was funded through a combination of cash and 4,727,966 common units.

Due to the exercise of one of the options agreed to between Marshall Wace and KKR, KKR expects to acquire an additional 5.0% interest in Marshall Wace in the fourth quarter of 2018. The acquisition is expected to be completed with a combination of cash and shares of Class A common stock.
Corporate Capital Trust

During 2017, CCT shareholders approved, among other things, a proposal for KKR Credit Advisors (US) LLC to become CCT's sole investment adviser subject to the listing of CCT's common stock on a national securities exchange, which occurred during the fourth quarter of 2017.  Following the listing of CCT on the NYSE, KKR Credit Advisors may purchase up to $50 million of CCT's common stock in the aggregate in open-market transactions. Through September 30, 2018, approximately $26.4 million has been purchased.

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

For the three and nine months ended September 30, 2018 and 2017, no cash payments were made under the tax receivable agreement. As of September 30, 2018, $4.2 million of cumulative income tax savings have been realized. See "—Liquidity—Other Liquidity Needs—Contractual Obligations, Commitments and Contingencies" for a discussion of amounts payable and cumulative cash payments made under this agreement. See also “Reorganization and Amendments to Material Agreements” under “Item 5. Other Information” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which was filed with the SEC on May 8, 2018.

Regarding the impact of the Conversion, see "Part II. Item 1A. Risk Factors—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our Class A common stock for KKR Group Partnership Units and related transactions."

Dividends
A dividend of $0.125 per share of Class A common stock has been declared, which will be paid on November 20, 2018 to holders of record of Class A common stock as of the close of business on November 5, 2018.

A dividend of $0.421875 per share of Series A Preferred Stock has been declared and set aside for payment on December 17, 2018 to holders of record of Series A Preferred Stock as of the close of business on December 1, 2018. A dividend of $0.406250 per share of Series B Preferred Stock has been declared and set aside for payment on December 17, 2018 to holders of record of Series B Preferred Stock as of the close of business on December 1, 2018.
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

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2018 excluding consolidated funds and CFEs with a reconciliation of such amounts to the anticipated future cash payments of KKR including consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$5,055.9	$—	$—	$—	$5,055.9
Debt payment obligations (2)	—	500.0	219.9	2,583.1	3,303.0
Interest obligations on debt (3)	185.1	295.1	262.7	2,105.8	2,848.7
Underwriting commitments (4)	888.3	—	—	—	888.3
Lending commitments (5)	153.4	—	—	—	153.4
Purchase commitments (6)	28.6	—	—	—	28.6
Lease obligations	50.3	69.8	18.5	9.7	148.3
Corporate real estate (7)	292.5	—	—	—	292.5
Total Contractual Obligations of KKR	6,654.1	864.9	501.1	4,698.6	12,718.7
Plus: Uncalled commitments of consolidated funds (8)	9,488.4	—	—	—	9,488.4
Plus: Debt payment obligations of consolidated funds, CFEs and Other (9)	461.0	2,902.0	254.5	13,266.4	16,883.9
Plus: Interest obligations of consolidated funds, CFEs and Other(10)	608.1	1,140.6	852.2	2,413.0	5,013.9
Plus: Purchase commitments of consolidated funds (11)	369.9	—	—	—	369.9
Total Consolidated Contractual Obligations	$17,581.5	$4,907.5	$1,607.8	$20,378.0	$44,474.8

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

(2)
Amounts include: (i) $500 million aggregate principal amount of 6.375% Senior Notes due 2020 issued by KKR Group Finance Co. LLC, $500 million aggregate principal amount of 5.500% Senior Notes due 2043 issued by KKR Group Finance Co. II LLC and $1,000 million aggregate principal amount of 5.125% Senior Notes due 2044 issued by KKR Group Finance Co. III LLC, gross of unamortized discount; (ii) $354.5 million aggregate principal amount of 0.509% Senior Notes due 2023, 0.764% Senior Notes due 2025 and 1.595% Senior Notes due 2038 issued by KKR Group Finance Co. IV LLC (denominated in Japanese Yen); (iii) $500 million aggregate principal amount of KFN 2032 Senior Notes, gross of unamortized discount; (iv) $120 million aggregate principal amount of KFN 2033 Senior Notes; (v) $70.0 million aggregate principal amount of KFN 5.400% Senior Notes due 2033 and (vi) $258.5 million aggregate principal amount of KFN junior subordinated notes, gross of unamortized discount. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2018 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2018, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

(9)
Amounts include (i) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $3.6 billion, (ii) debt securities issued by our consolidated CLOs of $11.6 billion, (iii) debt securities issued by our consolidated CMBS entities of $1.1 billion and (iv) borrowings collateralized by specific investments and other assets held directly by majority-owned investment vehicles of $0.6 billion. In April 2018, a consolidated entity of KKR sold its controlling beneficial interest in four consolidated CMBS vehicles. Debt securities issued by consolidated CLOs and CMBS entities are supported solely by the investments held at the CLO and CMBS vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(10)
The interest obligations on debt of our consolidated funds, CFEs and other borrowings represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2018 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2018, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(11)	Represents commitments of consolidated funds to fund the purchase of various investments.

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of September 30, 2018, an undiscounted payable of $97.0 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of September 30, 2018, approximately $24.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement" and "Part II. Item 1A. Risk Factors—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our Class A common stock for KKR Group Partnership Units and related transactions."

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

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of September 30, 2018, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their September 30, 2018 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $2.0 billion. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

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

We classified 6.6% of total investments measured and reported at fair value as Level I at September 30, 2018.

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

We classified 40.0% of total investments measured and reported at fair value as Level II at September 30, 2018.

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

We classified 53.4% of total investments measured and reported at fair value as Level III at September 30, 2018. The valuation of our Level III investments at September 30, 2018 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables; the applicability of a discounted cash flow analysis; the expected hold period and manner of realization for the investment; and, in the case of investments being sold pursuant to an executed definitive agreement, the estimated probability of such a sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the total Level III private equity investment portfolio, including investments in both consolidated and unconsolidated investment funds, approximately 68% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 2% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of September 30, 2018, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 40%, 46%, and 14%, respectively.

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

On a segment basis, our energy real asset investments in oil and gas-producing properties as of September 30, 2018 had a fair value of approximately $719 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in book value of $71.9 million. As of September 30, 2018, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that book value would have been approximately $86 million lower.

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

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR's investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of September 30, 2018, less than 3% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.

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

As of September 30, 2018, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

As of September 30, 2018, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of September 30, 2018, investments which represented greater than 5% of investments consisted of First Data Corporation and USI, Inc. valued at $1,430.5 million and $650.1 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of First Data Corporation. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Segment Balance Sheet" for additional information regarding our largest holdings on a segment basis.

Since September 30, 2018, the broader equity markets have experienced significant volatility, with the S&P 500 Index falling by 7.2% between September 30, 2018 and October 25, 2018. Such volatility and uncertainty could make it more difficult to consummate new investments or exit our existing investments. Further, if the broader equity market continues to experience volatility and downward pressure in the fourth quarter of 2018, valuations of our investments may be negatively impacted, which may result in a lower valuations for these investments compared to September 30, 2018.

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

Certain of our investment funds are consolidated. When a fund is consolidated, the portion of our funds' investment income that is allocable to our carried interests and capital investments is not shown in the consolidated financial statements. For funds that are consolidated, all investment income (loss), including the portion of a funds' investment income (loss) that is allocable to KKR's carried interest, is included in investment income (loss) on the consolidated statements of operations. The carried interest that KKR retains in net income (loss) attributable to KKR & Co. Inc. is reflected as an adjustment to net income (loss) attributable to noncontrolling interests. However, because certain of our funds remain consolidated and because we hold a minority economic interest in these funds' investments, our share of the investment income is less than the total amount of investment income presented in the consolidated financial statements for these consolidated funds.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risks during the three and nine months ended September 30, 2018. For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.

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

 As of the period ended September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the period ended September 30, 2018, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three or nine months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The section entitled "Litigation" appearing in Note 16 "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Other than as set forth in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 under the heading "Risk Factors," which are incorporated herein by reference, there were no material changes to the risk factors disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchases in the Third Quarter of 2018

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

In addition to the repurchases of Class A common stock described above, subsequent to May 3, 2018, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan (and any successor equity plan thereto) representing the right to receive shares of Class A common stock. During the first nine months of 2018, KKR paid approximately $53 million in cash in lieu of issuing shares of Class A common stock upon the vesting of equity awards representing 2.6 million shares of Class A common stock to satisfy tax withholding and cash-settlement obligations. From October 27, 2015 through September 30, 2018, KKR has paid approximately $190 million in cash in lieu of issuing shares of Class A common stock upon the vesting of equity awards representing 11.0 million shares of Class A common stock to satisfy tax withholding and cash-settlement obligations. Since these 11.0 million shares were retired prior to May 3, 2018, such shares are not counted against the amounts remaining under the repurchase program.

The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our Class A common stock during the third quarter of 2018. 1,151,034 shares of Class A common stock were repurchased during the third quarter of 2018. From inception of the repurchase program through September 30, 2018, we have repurchased a total of approximately 35.0 million shares of Class A common stock under the program at an average price of approximately $15.40 per share.

Issuer Purchases of Class A Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2018 to July 31, 2018)	719,883	$26.39	34,601,345	$430,788
Month #2 (August 1, 2018 to August 31, 2018)	152,196	$26.28	34,753,541	$426,788
Month #3 (September 1, 2018 to September 30, 2018)	278,955	$26.71	35,032,496	$419,338
Total through September 30, 2018	1,151,034

Unregistered Sale of Equity Securities

During the third quarter of 2018, 1,401,800 exchangeable securities issued in connection with the acquisition of Avoca were exchanged for an equal number of shares of our Class A common stock. These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act. As of September 30, 2018, all remaining exchangeable securities were exchanged for an equal number of shares of our Class A common stock.

Other Equity Securities

During the third quarter of 2018, 1,000,769 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of shares of our Class A common stock. This resulted in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings. In November 2018, approximately 4.0 million KKR Group Partnership Units are expected to be exchanged by KKR Holdings into an equal number of shares of our Class A common stock.

As previously disclosed, in connection with the Conversion, our executive officers had agreed not to sell or make charitable transfers of equity securities of KKR & Co. Inc. for six months following the date of announcement of the Conversion. The six month period will expire on November 3, 2018, and after that date, our executive officers are no longer restricted from selling or donating equity securities of KKR & Co. Inc., including approximately 20.0 million shares of Class A common stock that were designated for charitable donations by or on behalf of our executive officers pursuant to an exchange of KKR Holdings units for shares of Class A common stock that occurred in May 2018.

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

The following reconciles after-tax distributable earnings and ENI to GAAP Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in thousands)
After-tax Distributable Earnings	$496,698	$409,533	$1,137,117	$983,003
Add: Unrealized Carried Interest	130,420	(59,638)	182,130	377,707
Add: Net Unrealized Gains (Losses)	251,346	(50,902)	1,849,077	461,111
Deduct: Unrealized Performance Income Compensation	57,407	(19,826)	81,376	157,162
Deduct: Non-current Income Taxes (1)	135,667	10,448	212,361	53,822
Add: Non-recurring Items (2)	—	—	(729,425)	—
ENI	685,390	308,371	2,145,162	1,610,837
Deduct: Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	293,659	115,434	864,520	637,146
Deduct: Equity-based and Other Compensation - KKR Holdings L.P.	25,537	23,807	87,479	127,864
Deduct: Amortization of Intangibles and Other, net	60,948	20,464	58,014	57,825
Add: Provision for Income Tax (Benefit)	205,547	23,317	316,229	108,050
Deduct: Income Tax Expense (Benefit)	(129,405)	18,420	(50,804)	77,500
Deduct: One-time Non-recurring Costs (3)	—	—	11,501	—
GAAP Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$640,198	$153,563	$1,490,681	$818,552

(1)	Excludes the impact of the estimated tax benefit resulting from the partial step-up in the tax basis of certain assets in connection with the Conversion.

(2)	Represents losses on certain investments which were realized in the second quarter in advance of the Conversion.

(3)	Represents non-recurring costs in connection with the Conversion.

ITEM 6. EXHIBITS.

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
10.1	Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the KKR & Co. Inc. Post-Effective Amendment No. 1 to Form S-8 filed on July 2, 2018).
10.2	Independent Director Compensation Program.
10.3	Form of Public Company Equity Unit Award Agreement of KKR & Co. Inc. (Directors).
10.4	Form of Public Company Holdings Unit Award Agreement of KKR & Co. Inc. (Executive Officers).
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and September 30, 2017; (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2018 and September 30, 2017, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

KKR & CO. INC.

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer)

DATE:	November 2, 2018