Form 10-K
period 2018-12-31
KKR & Co. Inc.
filed 2019-02-15
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2018
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from           to           .
Commission File Number 001-34820

KKR & CO. INC.
(Exact name of Registrant as specified in its charter)

Delaware	26-0426107
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
9 West 57th Street, Suite 4200
New York, New York 10019
Telephone: (212) 750-8300
(Address, zip code, and telephone number, including
area code, of registrant's principal executive office.)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	New York Stock Exchange
6.75% Series A Preferred Stock	New York Stock Exchange
6.50% Series B Preferred Stock	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Class A common stock of the registrant held by non-affiliates as of June 30, 2018, was approximately $12.1 billion. As of February 12, 2019, the registrant had 533,486,948 shares of Class A common stock, 1 share of Class B common stock and 299,081,239 shares of Class C common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

KKR & CO. INC.

FORM 10-K

For the Year Ended December 31, 2018

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

In this report, references to "KKR," "we," "us" and "our" refer to (i) KKR & Co. Inc. and its subsidiaries following the Conversion and (ii) KKR & Co. L.P. and its subsidiaries prior to the Conversion, in each case, except where the context requires otherwise. KKR & Co. L.P. became listed on the New York Stock Exchange ("NYSE") on July 15, 2010 under the symbol "KKR." KKR Management Holdings L.P., KKR Fund Holdings L.P. and KKR International Holdings L.P. are together referred to in this report as the "KKR Group Partnerships." Each KKR Group Partnership has an identical number of partner interests and, when held together, one Class A partner interest in each of the KKR Group Partnerships together represents one "KKR Group Partnership Unit." In connection with the 6.75% Series A Preferred Stock ("Series A Preferred Stock") and 6.50% Series B Preferred Stock ("Series B Preferred Stock") of KKR & Co. Inc., the KKR Group Partnerships have outstanding preferred units with economic terms designed to mirror those of the Series A Preferred Stock and Series B Preferred Stock, respectively. References to our Class A common stock, Series A Preferred Stock or Series B Preferred Stock for periods prior to the Conversion mean the common units, Series A preferred units and Series B preferred units of KKR & Co. L.P., respectively.

References to the "Class B Stockholder" are to KKR Management LLC, the holder of the sole share of our Class B common stock, and unless otherwise indicated, references to equity interests in KKR's business, or to percentage interests in KKR's business, reflect the aggregate equity interests in the KKR Group Partnerships and are net of amounts that have been allocated to our principals and other employees and non-employee operating consultants in respect of the carried interest from KKR's business as part of our "carry pool" and certain minority interests. References to "principals" are to our senior employees and non-employee operating consultants who hold interests in KKR's business through KKR Holdings L.P. ("KKR Holdings") and references to our "senior principals" are to our senior employees who hold interests in the Class B Stockholder.

References to "non-employee operating consultants" include employees of KKR Capstone, who are not employees of KKR. KKR Capstone refers to a group of entities that are owned and controlled by their senior management. KKR Capstone is not a subsidiary or affiliate of KKR. KKR Capstone operates under several consulting agreements with KKR and uses the "KKR" name under license from KKR. KKR is in the process of evaluating a potential acquisition of KKR Capstone.

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

Unless otherwise indicated, references in this report to our fully exchanged and diluted Class A common stock outstanding, or to our Class A common stock outstanding on a fully exchanged and diluted basis, reflect (i) actual shares of Class A common stock outstanding, (ii) shares of Class A common stock into which KKR Group Partnership Units not held by us are exchangeable pursuant to the terms of the exchange agreement described in this report, (iii) shares of Class A common stock issuable in respect of exchangeable equity securities issued in connection with the acquisition of Avoca Capital ("Avoca"), all of which have been exchanged as of December 31, 2018, and (iv) Class A common stock issuable pursuant to any equity awards actually granted from the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (our "Equity Incentive Plan"). Our fully exchanged and diluted Class A common stock outstanding does not include (i) shares of Class A common stock available for issuance pursuant to our Equity Incentive Plan for which equity awards have not yet been granted and (ii) shares of Class A common stock that we have the option to issue in connection with our acquisition of additional interests in Marshall Wace LLP (together with its affiliates, "Marshall Wace").

On January 28, 2019, common stockholders of KKR & Co. Inc. approved the KKR & Co. Inc. 2019 Equity Incentive Plan (our "New Equity Incentive Plan") in a special stockholders meeting. Our New Equity Incentive Plan will become effective on March 29, 2019. See "Executive Compensation—KKR & Co. Inc. Equity Incentive Plan."

The use of any defined term in this report to mean more than one entities, persons, securities or other items collectively is solely for convenience of reference and in no way implies that such entities, persons, securities or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms "KKR," "we" and "our" in this report to refer to KKR & Co. Inc. and its subsidiaries, each subsidiary of KKR & Co. Inc. is a standalone legal entity that is separate and distinct from KKR & Co. Inc. and any of its other subsidiaries.

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
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 350 private equity investments in portfolio companies with a total transaction value in excess of $600 billion as of December 31, 2018. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, hedge funds, capital markets, infrastructure, energy, real estate, growth equity and core investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
We seek to work proactively and collaboratively as one-firm across business lines, departments, and geographies, as appropriate, to achieve what we believe are the best results for our funds and the firm. Through our offices around the world, we have a pre-eminent global integrated platform for sourcing transactions, raising capital and carrying out capital markets activities. Our growth has been driven by value that we have created through our operationally focused investment approach, the expansion of our existing businesses, our entry into new lines of business, innovation in the products that we offer investors in our funds, an increased focus on providing tailored solutions to our clients and the integration of capital markets distribution activities.
As a global investment firm, we earn management, monitoring, transaction and incentive fees and carried interest for providing investment management, monitoring and other services to our funds, vehicles, CLOs, managed accounts and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income by investing our own capital alongside that of our fund investors, from other assets on our balance sheet and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested.
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating consultants, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of December 31, 2018, approximately 78% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.
Our Firm
With offices around the world, we have established ourselves as a leading global investment firm. We have multilingual and multicultural investment teams with local market knowledge and significant business, investment, and operational experience in the countries in which we invest. We believe that our global capabilities and "one-firm" philosophy have helped us to raise capital, capture a greater number of investment opportunities, and assist our portfolio companies in their increasing reliance on global markets and sourcing, while enabling us to diversify our operations.
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
Since our inception, one of our fundamental philosophies has been to align the interests of the firm and our principals with the interests of our fund investors, portfolio companies and other stakeholders. We achieve this by putting our own capital behind our ideas. As of December 31, 2018, we and our employees and other personnel have approximately $17.1 billion invested in or committed to our own funds and portfolio companies, including $9.1 billion funded from our balance sheet, $5.3 billion of additional commitments from our balance sheet to investment funds, $1.8 billion funded from personal investments and $0.9 billion of additional commitments from personal investments.
Our Business

Our Business Lines

We operate our business in four business lines: (1) Private Markets, (2) Public Markets, (3) Capital Markets, and (4) Principal Activities. Information about our business lines below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere in this report.

Private Markets

Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity and core equity investments. We also manage and sponsor investment funds that invest capital in real assets, such as infrastructure, energy, and real estate. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of December 31, 2018, our Private Markets business line had $103.4 billion of AUM and FPAUM of $66.8 billion, consisting of $44.0 billion in private equity (including growth equity and core investments), $18.4 billion in real assets (including infrastructure, energy, and real estate) and $4.4 billion in other related strategies.

Private Markets
Assets Under Management (1)
($ in billions)

(1)
For the years 2006 through 2008, AUM are presented pro forma for the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) ("KPE") on October 1, 2009 (the "KPE Transaction"), and therefore exclude the net asset value of KPE and its former commitments to our investment funds. In 2015, our definition of AUM was amended to include capital commitments for which we are eligible to receive fees or carried interest upon deployment of capital and our pro rata portion of the AUM managed by strategic partners in which we hold a minority ownership interest. AUM for all prior periods have been adjusted to include such changes.

The table below presents information as of December 31, 2018, relating to our current private equity, growth equity, core investment and real asset funds and other investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December 31, 2018.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity and Growth Equity Funds
European Fund V	(4)	(5)	$4,948.0	$4,948.0	8.1%	$—	$—	$—	$—	$—
Asian Fund III	4/2017	4/2023	9,000.0	7,433.2	5.6%	1,566.8	—	1,566.8	1,929.8	33.8
Americas Fund XII	1/2017	1/2023	13,500.0	8,874.7	6.0%	4,643.9	89.0	4,640.2	4,760.5	0.9
Health Care Strategic Growth Fund	12/2016	12/2021	1,331.0	1,162.5	11.3%	168.5	—	168.5	243.6	4.0
Next Generation Technology Growth Fund	3/2016	3/2021	658.9	244.8	22.5%	414.1	—	414.1	708.8	27.6
European Fund IV	12/2014	12/2020	3,511.7	918.1	5.6%	2,686.4	461.2	2,303.3	3,632.2	235.6
Asian Fund II	4/2013	4/2017	5,825.0	649.2	1.3%	6,182.4	2,702.5	4,582.8	6,397.1	365.4
North America Fund XI	9/2012	1/2017	8,718.4	851.9	2.9%	9,300.5	8,095.0	5,934.6	9,799.7	718.2
China Growth Fund (6)	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	721.8	584.2	557.7	(5.7)
European Fund III (6)	3/2008	3/2014	5,559.8	222.9	5.1%	5,336.9	9,776.0	755.4	1,174.3	89.1
Asian Fund (6)	7/2007	4/2013	3,983.3	—	2.5%	3,945.9	8,409.6	239.2	294.4	12.1
2006 Fund (6)	9/2006	9/2012	17,642.2	337.7	2.1%	17,304.5	29,606.2	3,668.8	4,268.1	120.6
European Fund II (6)	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,479.3	—	58.6	4.6
Millennium Fund (6)	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	14,123.1	—	6.1	1.3
Private Equity and Growth Equity Funds			87,439.1	25,643.0		64,310.7	82,463.7	24,857.9	33,830.9	1,607.5

Co-Investment Vehicles and Other	Various	Various	8,037.0	2,785.5	Various	5,470.7	3,547.5	3,734.7	5,191.4	327.7

Total Private Equity and Growth Equity Funds			95,476.1	28,428.5		69,781.4	86,011.2	28,592.6	39,022.3	1,935.2

Real Assets
Energy Income and Growth Fund	9/2013	6/2018	1,974.2	59.3	12.9%	1,961.1	611.7	1,441.0	1,582.3	—
Natural Resources Fund (6)	Various	Various	887.4	2.6	Various	884.8	115.9	201.5	165.0	—
Global Energy Opportunities	Various	Various	979.2	327.1	Various	479.6	87.9	350.7	306.2	—
Global Infrastructure Investors	9/2011	10/2014	1,040.2	25.4	4.8%	1,047.6	1,292.4	380.7	540.0	19.5
Global Infrastructure Investors II	10/2014	6/2018	3,040.3	359.1	4.1%	2,911.0	318.7	2,665.8	3,223.9	56.9
Global Infrastructure Investors III	6/2018	6/2024	7,162.1	6,663.2	3.8%	498.9	—	498.9	479.5	—
Real Estate Partners Americas	5/2013	5/2017	1,229.1	352.7	16.3%	1,004.3	1,111.3	363.0	367.1	20.5
Real Estate Partners Americas II	5/2017	12/2020	1,921.2	1,441.0	7.8%	487.6	24.4	475.6	515.4	—
Real Estate Partners Europe	9/2015	6/2020	709.3	351.8	9.7%	375.8	22.3	360.2	427.8	—
Real Estate Credit Opportunity Partners	2/2017	2/2019	1,130.0	293.5	4.4%	836.5	52.9	836.5	859.6	4.4
Co-Investment Vehicles and Other	Various	Various	2,135.4	743.9	Various	1,391.5	680.2	1,388.3	1,628.0	3.4

Real Assets			22,208.4	10,619.6		11,878.7	4,317.7	8,962.2	10,094.8	104.7

Other
Core Investment Vehicles	Various	Various	9,500.0	6,560.7	36.8%	2,939.3	—	2,939.3	3,462.5	35.5
Unallocated Commitments (7)			2,552.1	2,552.1	Various	—	—	—	—	—

Private Markets Total			$129,736.6	$48,160.9		$84,599.4	$90,328.9	$40,494.1	$52,579.6	$2,075.4

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on December 31, 2018, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital, with the limited partners' investment further reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

(4)	Upon end date of predecessor fund.

(5)	Six years from first investment date.

(6)	The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.

(7)	"Unallocated Commitments" represent unallocated commitments from our strategic investor partnerships.

Performance

We take a long-term approach to Private Markets investing and measure the success of our investments over a period of years rather than months. Given the duration of these investments, the firm focuses on realized multiples of invested capital and internal rates of return ("IRRs") when deploying capital in these transactions. We have nearly doubled the value of capital that we have invested in our Private Markets investment funds, turning $97.0 billion of capital into $190.7 billion of value from our inception in 1976 to December 31, 2018.
Amount Invested and Total Value for
Private Markets Investment Funds
As of December 31, 2018
From our inception in 1976 through December 31, 2018, our investment funds with at least 24 months of investment activity generated a cumulative gross IRR of 25.6%, compared to the 11.7% and 8.7% gross IRR achieved by the S&P 500 Index and MSCI World Index, respectively, over the same period, despite the cyclical and sometimes challenging environments in which we have operated. The S&P 500 Index and MSCI World Index are unmanaged indices and such returns assume reinvestment of distributions and do not reflect any fees or expenses. Our past performance, however, may not be representative of performance in any period other than the period discussed above and is not a guarantee of future results. For example, as of March 31, 2009, the date of the lowest aggregate valuation of our private equity funds during the 2008 and 2009 market downturn, the investments in certain of our private equity funds at the time were marked down to 67% of original cost. For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition" and "Risk Factors—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or our balance sheet investments, of our future results or the performance of our common stock."
The tables below present information as of December 31, 2018, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since December 31, 2018, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	14,123.1	6.1	14,129.2	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,750.8	5,750.8	8,479.3	58.6	8,537.9	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,304.5	29,606.2	4,268.1	33,874.3	11.3%	8.7%	2.0
Asian Fund (2007)	3,983.3	3,945.9	8,409.6	294.4	8,704.0	18.9%	13.8%	2.2
European Fund III (2008) (2)	5,559.8	5,336.9	9,776.0	1,174.3	10,950.3	17.0%	11.9%	2.1
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	199.6	—	199.6	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010.0	1,010.0	721.8	557.7	1,279.5	7.6%	2.9%	1.3
Natural Resources Fund (2010)	887.4	884.8	115.9	165.0	280.9	(23.7)%	(25.7)%	0.3
Global Infrastructure Investors (2011) (2)	1,040.2	1,047.6	1,292.4	540.0	1,832.4	15.1%	13.1%	1.7
North America Fund XI (2012)	8,718.4	9,300.5	8,095.0	9,799.7	17,894.7	24.0%	19.0%	1.9
Asian Fund II (2013)	5,825.0	6,182.4	2,702.5	6,397.1	9,099.6	17.1%	12.3%	1.5
Real Estate Partners Americas (2013)	1,229.1	1,004.3	1,111.3	367.1	1,478.4	19.0%	14.0%	1.5
Energy Income and Growth Fund (2013)	1,974.2	1,961.1	611.7	1,582.3	2,194.0	5.1%	2.4%	1.1
Global Infrastructure Investors II (2014) (2)	3,040.3	2,911.0	318.7	3,223.9	3,542.6	13.1%	10.6%	1.2
European Fund IV (2015) (2)	3,511.7	2,686.4	461.2	3,632.2	4,093.4	25.3%	18.7%	1.5
Real Estate Partners Europe (2015) (2)	709.3	375.8	22.3	427.8	450.1	16.1%	10.1%	1.2
Next Generation Technology Growth Fund (2016)	658.9	414.1	—	708.8	708.8	49.4%	38.6%	1.7
Health Care Strategic Growth Fund (2016) (3)	1,331.0	168.5	—	243.6	243.6	115.6%	32.0%	1.4
Americas Fund XII (2017) (3)	13,500.0	4,643.9	89.0	4,760.5	4,849.5	—	—	—
Real Estate Credit Opportunity Partners (2017) (3)	1,130.0	836.5	52.9	859.6	912.5	—	—	—
Asian Fund III (2017) (3)	9,000.0	1,566.8	—	1,929.8	1,929.8	—	—	—
Real Estate Partners Americas II (2017) (3)	1,921.2	487.6	24.4	515.4	539.8	—	—	—
Core Investment Vehicles (2017) (3)	9,500.0	2,939.3	—	3,462.5	3,462.5	—	—	—
Global Infrastructure Investors III (2018) (2) (3)	7,162.1	498.9	—	479.5	479.5	—	—	—
European Fund V (2019) (2) (3)	4,948.0	—	—	—	—	—	—	—
Subtotal - Included Funds	119,314.1	80,538.8	94,970.6	45,454.0	140,424.6	15.5%	11.5%	1.8

All Funds	$135,788.6	$97,013.3	$145,239.9	$45,454.0	$190,693.9	25.6%	18.8%	2.0

(1)	These funds were not contributed to KKR as part of the KPE Transaction.

(2)
Commitment amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on December 31, 2018, in the case of unfunded commitments. The following table presents information regarding investment funds with euro-denominated commitments.

Private Markets Investment Funds	Commitment (€ in millions)
European Fund	€196.5
European Fund II	€2,597.5
European Fund III	€2,882.8
E2 Investors (Annex Fund)	€55.5
European Fund IV	€1,626.1
Global Infrastructure Investors	€30.0
Global Infrastructure Investors II	€243.8
Real Estate Partners Europe	€276.6
Global Infrastructure Investors III	€987.0
European Fund V	€1,556.3

(3)
The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to December 31, 2018. None of the Americas Fund XII, Real Estate Credit Opportunity Partners, Asian Fund III, Real Estate Partners Americas II, our Core Investment Vehicles, Global Infrastructure Investors III or European Fund V has invested for at least 24 months as of December 31, 2018. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.

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
KKR's Private Markets funds may utilize third-party financing facilities to provide liquidity to such funds. The above net and gross IRRs are calculated from the time capital contributions are due from fund investors to the time fund investors receive a related distribution from the fund, and the use of such financing facilities generally decreases the amount of time that would otherwise be used to calculate IRRs, which tends to increase IRRs when fair value grows over time and decrease IRRs when fair value decreases over time. KKR's Private Markets funds also generally provide in certain circumstances, which vary depending on the relevant fund documents, for a portion of capital returned to investors to be restored to unused commitments as recycled capital. For KKR's Private Markets funds that have a preferred return, we take into account recycled capital in the calculation of IRRs and multiples of invested capital because the calculation of the preferred return includes the effect of recycled capital. For KKR's Private Markets funds that do not have a preferred return, we do not take recycled capital into account in the calculation of IRRs and multiples of invested capital. The inclusion of recycled capital generally causes invested and realized amounts to be higher and IRRs and multiples of invested capital to be lower than had recycled capital not been included. The inclusion of recycled capital would reduce the composite net IRR of all Included Funds by 0.1% and the composite net IRR of all Legacy Funds by 0.5% and would reduce the composite multiple of invested capital of Included Funds by less than 0.1 and the composite multiple of invested capital of Legacy Funds by 0.4.
For more information, see "Risk Factors—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or our balance sheet investments, of our future results or the performance of our common stock."
Private Equity
We are a world leader in private equity, having raised 24 private equity funds (including growth equity), as indicated in the table above, with approximately $107.2 billion of capital commitments through December 31, 2018. We invest in industry-leading franchises and attract world-class management teams. Our investment approach leverages our capital base, sourcing advantage, global network and industry knowledge. It also leverages a sizable team of operating consultants, who work exclusively with our investment professionals and portfolio company management teams and otherwise at our direction, as well as senior advisors and other advisors, many of whom are former chief executive officers and leaders of the business community.
Our traditional private equity investment strategy typically seeks to engage primarily in management buyouts, build-ups, or other investments with a view to acquire a controlling or significant influence. Building upon our four decades of private equity investing experience, we have sourced a number of smaller growth equity investment opportunities, and we expanded our business by launching dedicated growth equity funds. We have a dedicated growth equity fund, launched in 2016, that pursues growth equity investment opportunities in the technology, media and telecommunications ("TMT") sector, primarily in the United States, Canada, Europe and Israel. In 2016, we launched another dedicated growth equity fund to pursue growth equity investment opportunities in the health care sector, primarily in the United States. As of December 31, 2018, we have received $2.0 billion of capital commitments to our TMT and health care growth equity strategies.
We further expanded on our private equity business by making our first core investment in 2017. Through our core investments strategy, we target investments that have a longer holding period and a lower risk profile, which may not be suitable for our traditional private equity funds. See "—Core Investments Strategy."

Portfolio
The following chart presents information concerning the amount of capital invested by traditional private equity funds and growth equity funds by geography through December 31, 2018. We believe that this data illustrates the benefits of our business approach and our ability to source and invest in deals in multiple geographies.
As of December 31, 2018, our traditional private equity portfolio consisted of 114 companies with approximately $123 billion of annual revenues. These companies are headquartered in 18 countries and operate in 19 general industries, which take advantage of our broad and deep industry and operating expertise. Many of these companies are leading franchises with global operations, strong management teams and attractive growth prospects, which we believe will provide benefits through a broad range of business conditions.
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
Due Diligence and the Investment Decision
When an investment team determines that an investment proposal is worth consideration, the proposal is formally presented to the applicable regional investment committee and the due diligence process commences if appropriate. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and to prepare a framework that may be used from the date of an acquisition to drive operational improvement and value creation. When conducting due diligence, investment teams evaluate a number of important business, financial, tax, accounting, environmental, social, governance, legal and regulatory issues in order to determine whether an investment is suitable. While the due diligence process differs depending on the type of investment we make, generally, in connection with the private equity due diligence process, investment professionals spend significant amounts of time meeting with a company's management and operating personnel, visiting plants and facilities, and where appropriate, speaking with other stakeholders interested in and impacted by the investment in order to understand the opportunities and risks associated with the proposed investment. Our investment professionals may also use the services of outside accountants, consultants, lawyers, investment banks and industry experts as appropriate to assist them in this process. Investment committees or portfolio managers, as applicable, monitor our due diligence practices and approve an investment before it is made.
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
Realizing Investments
We have developed substantial expertise for realizing private equity investments. From our inception through December 31, 2018, the firm has generated approximately $141.7 billion of cash proceeds from the sale of our private equity portfolio companies in initial public offerings and secondary offerings, dividends, and sales to strategic and financial buyers. When exiting private equity investments, our objective is to structure the exit in a manner that optimizes returns for fund investors and, in the case of publicly traded companies, minimizes the impact that the exit has on the trading price of the company's securities. We believe that our ability to successfully realize investments is attributable in part to the strength and discipline of our portfolio management committees and capital markets business, as well as the firm's longstanding relationships with corporate buyers and members of the investment banking and investing communities.
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
Each private equity fund's general partner is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund's investments. Our private equity funds since 2012 generally have a performance hurdle which requires that we return 7%, compounded annually, to limited partners in the fund prior to receiving our 20% share of net profits realized by limited partners. Such performance hurdles are subject to a catch-up allocation to the general partner after the hurdle has been reached. Our earlier private equity funds do not include a performance hurdle. The timing of receipt of carried interest in respect of investments of our private equity funds is dictated by the terms of the partnership agreements that govern such funds, and is distributed to the general partner of a private equity fund only after all of the following are met: (i) a realization event has occurred (e.g. sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Liquidity" for a discussion of netting holes. Net realized profit or loss is not netted between or among funds except for the Annex Fund. In addition, the agreements governing our private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to fund investors at the end of the life of the fund. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Recognition of Carried Interest in the Statement of Operations" and "Risk Factors—The 'clawback' provision in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors."
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
In addition, the agreements governing our private equity funds enable investors in those funds to reduce their capital commitments available for further investments, on an investor-by-investor basis, in the event one or more "key persons" (for example, investment professionals who are named as "key executives" for certain geographically or product focused funds) cease to be actively involved in the management of the fund. While these provisions do not allow investors in our funds to withdraw capital that has been invested or cause a fund to terminate, the occurrence of a "key person" event could cause disruption in our business, reduce the amount of capital that we have available for future investments, and make it more challenging to raise additional capital in the future.
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

Real Assets
Energy
Our energy platform aims to deliver current returns to fund investors through distributions generated by producing and selling oil and natural gas reserves and capital appreciation. The goal is to provide fund investors with exposure to commodity prices and optionality associated with future drilling and production. Our energy platform targets real asset investment opportunities across the upstream and midstream segments of the oil and gas industry. We have acquired and operated oil and natural gas properties in mature basins located primarily in the United States. In acquiring these properties, which are typically considered to be non-core by their sellers, we seek to generate value through optimizing production, reducing operating costs, and optimizing commercial and marketing arrangements. In addition, we have completed investments in oil and gas drilling development transactions with operating companies and have also acquired mineral and royalty interests. We work closely with external teams of technical and operational experts to assist in the selection, evaluation and operation of investments. We invest in these energy strategies primarily through KKR's energy funds. As of December 31, 2018, we have received $3.6 billion of capital commitments to our energy funds and $1.0 billion of capital commitments to this strategy through separately managed accounts.
Infrastructure
Our infrastructure platform seeks to achieve returns including current income through the acquisition and operational improvement of assets important to the functioning of the economy. We believe that the global infrastructure market provides an opportunity for the firm's private investment, operational improvement capabilities and stakeholder engagement. Through this platform we have made investments in parking, alternative energy, district heating and contracted electricity generation, water and wastewater, locomotive transportation, midstream and telecommunications infrastructure. As of December 31, 2018, we had received $11.2 billion of capital commitments to our infrastructure funds, which include approximately $7.2 billion of total capital commitments in our new KKR Global Infrastructure Investors III fund, and $1.1 billion of capital commitments to this strategy through separately managed accounts and co-investment vehicles.
Real Estate
Our real estate equity platform targets real estate investment opportunities globally, across United States, Western Europe and Asia-Pacific. Our equity investments include direct investments in real property, debt, special situations transactions and businesses with significant real estate holdings that can benefit from KKR's involvement and operational expertise. We seek to partner with real estate owners, lenders, operators, and developers to provide flexible capital to respond to transaction specific needs, including the outright purchase or financing of existing assets or companies and the funding of future development or acquisition opportunities. Through this strategy, we have made real estate equity investments in residential and commercial assets. We have also established investment platforms with strategic partners to invest in commercial real estate in Germany and the United States. As of December 31, 2018, we have received $3.9 billion of capital commitments through our real estate equity investment funds.
Our real estate credit platform provides capital solutions for real estate transactions with a focus on commercial mortgage-backed securities, whole loans and subordinated debt. As of December 31, 2018, we managed approximately $2.3 billion of assets in our real estate credit strategy, which include KKR Real Estate Finance Trust Inc. ("KREF"), a NYSE-listed real estate investment trust ("REIT"), and $1.1 billion of capital commitments through our real estate credit fund focused on the risk retention tranches of CMBS transactions.

Real Asset Investment Process
Our energy, infrastructure and real estate funds have a similar investment process as that described under "—Private Equity." Investment teams for a particular real asset strategy formally present potential investments to the applicable strategy oriented investment committee or the portfolio manager, as applicable, which monitors our due diligence practices and approves an investment before it is made. Most of our real asset strategies also have a portfolio management committee that works with our investment professionals from the date on which an investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored. In addition to leveraging the resources of the firm, our energy, infrastructure and real estate investment teams typically partner with technical experts and operators to manage our real asset investments.

Real Asset Fund Structures
Our energy, infrastructure and real estate funds generally have investment periods of up to 6 years and generally have a fund term of up to 13 years. Management fees for such funds generally range from 0.75% to 1.5% on committed capital, invested capital or net asset value during the investment period and on invested capital or net asset value for investments thereafter, subject to certain adjustments. These funds generally have performance hurdles of 8% to 10% subject to a catch-up allocation to the general partner after the hurdle has been reached. Thereafter the general partners of such funds generally share in 10% to 20% of net profits realized by limited partners.
Core Investments Strategy
Our core investments strategy targets investments with a longer holding period and a lower risk profile than our traditional private equity or, in certain cases, our real asset investments. The holding periods in core investments are generally longer than 15 years. In 2017, we established core investment vehicles with $6.0 billion of capital commitments from fund investors and a $3.5 billion capital commitment from KKR's balance sheet, through which we aim to make core investments in private equity and real asset opportunities globally.

Public Markets

Through our Public Markets business line, we operate our combined credit and hedge funds platforms. Our credit business invests capital in (i) leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations and private credit strategies such as direct lending and private opportunistic credit (or mezzanine) investment strategies. The funds, CLOs, separately managed accounts, investment companies registered under the Investment Company Act of 1940 (the "Investment Company Act"), including business development companies ("BDCs"), and alternative investment funds ("AIFs") in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser and KKR Credit Advisors (Ireland) Unlimited Company, regulated by the Central Bank of Ireland ("CBI"). Our Public Markets business line also includes our hedge funds platform, which consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "hedge fund partnerships"). Our hedge fund partnerships offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds and credit hedge funds.
We intend to continue to grow the Public Markets business line by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

On April 9, 2018, we completed the transaction (the "FS Investments Transaction") to form FS/KKR Advisor, LLC ("FS/KKR Advisor"), a new strategic BDC partnership with Franklin Square Holdings, L.P. ("FS Investments"), to provide investment advisory services to two BDCs previously advised and sub-advised by KKR Credit Advisors (US) LLC, and four BDCs previously advised by FS Investments. We own a 50% interest in FS/KKR Advisor. In December 2018, one of the BDCs previously advised by KKR Credit Advisors (US) LLC and one of the BDCs previously advised by FS Investments merged to create FS KKR Capital Corp., a BDC listed on the NYSE and advised by FS/KKR Advisor. As of December 31, 2018, our BDC platform had approximately $16.8 billion in combined AUM. We report all of the AUM of the BDCs in our AUM.

The following chart presents the growth in the AUM of our Public Markets business line from the commencement of its operations in August 2004 through December 31, 2018.

Public Markets
Assets Under Management (1) (2)
($ in billions)

(1)
For years 2006 through 2008, AUM are presented pro forma for the KPE Transaction and, therefore, exclude the net asset value of KPE and its former commitments to our investment funds. AUM of acquired businesses and pro rata AUM of hedge fund partnerships in which KKR has made an investment are included in the years on and after the completion of the respective acquisitions or transactions, as applicable.

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

Our leveraged credit strategies principally invest through separately managed accounts, BDCs, CLOs and investment funds. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to December 31, 2018. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.46%	6.83%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	5.71%
Opportunistic Credit (3)	May 2008	12.06%	10.08%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.96%
Bank Loans	Apr 2011	4.90%	4.30%	S&P/LSTA Loan Index (4)	3.75%
High-Yield	Apr 2011	6.13%	5.55%	BoAML HY Master II Index (5)	5.41%
Bank Loans Conservative	Apr 2011	4.21%	3.62%	S&P/LSTA BB-B Loan Index (6)	3.74%
European Leveraged Loans (7)	Sep 2009	4.97%	4.45%	CS Inst West European Leveraged Loan Index (8)	4.31%
High-Yield Conservative	Apr 2011	5.47%	4.89%	BoAML HY BB-B Constrained (9)	5.35%
European Credit Opportunities (7)	Sept 2007	5.20%	4.30%	S&P European Leveraged Loans (All Loans) (10)	4.17%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

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

(3)
The Opportunistic Credit strategy invests in high-yield securities and corporate loans with no preset allocation. The benchmark used for purposes of comparison for the Opportunistic Credit strategy presented herein is based on 50% S&P/LSTA Loan Index and 50% BoAML HY Master II Index. Funds within this strategy may utilize third-party financing facilities to enhance investment returns. In cases where financing facilities are used, the amounts drawn on the facility are deducted from the assets of the fund in the calculation of net asset value, which tends to increase returns when net asset value grows over time and decrease returns when net asset value decreases over time.

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

(11)	This strategy has not called any capital as of December 31, 2018. As a result, the gross and net return performance measures are not meaningful and are not included above.

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to December 31, 2018. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Special Situations Fund	Dec 2012	$2,274.3	$2,272.7	$1,436.2	$1,248.6	$2,684.8	4.8%	2.8%	1.2	$—
Special Situations Fund II	Dec 2014	3,475.9	2,140.4	127.9	2,235.8	2,363.7	5.4%	3.0%	1.1	—
Mezzanine Partners	Mar 2010	1,022.8	913.9	1,060.1	302.0	1,362.1	13.1%	8.5%	1.5	66.8
Private Credit Opportunities Partners II	Dec 2015	2,245.1	848.5	27.0	821.8	848.8	1.6%	(0.6)%	1.0	—
Lending Partners	Dec 2011	460.2	405.3	434.9	70.4	505.3	6.5%	5.0%	1.2	—
Lending Partners II	Jun 2014	1,335.9	1,179.1	900.7	630.0	1,530.7	11.9%	9.6%	1.3	45.0
Lending Partners III	Apr 2017	1,497.8	396.9	—	446.7	446.7	N/A	N/A	N/A	3.9
Lending Partners Europe	Mar 2015	847.6	538.1	87.4	512.7	600.1	9.6%	6.1%	1.1	—
Other Alternative Credit Vehicles	Various	8,409.0	4,397.9	2,820.6	3,019.7	5,840.3	N/A	N/A	N/A	122.4
Unallocated Commitments (4)	Various	450.0	—	—	—	—	N/A	N/A	N/A	—
All Funds		$22,018.6	$13,092.8	$6,894.8	$9,287.7	$16,182.5				$238.1
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
For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition" and "Risk Factors—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or our balance sheet investments, of our future results or the performance of our common stock."
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

Sourcing and Selecting Investments
We source investment opportunities through a variety of channels, including internal deal generation strategies and the firm's global network of contacts at major companies, corporate executives, commercial and investment banks, financial intermediaries, other private equity sponsors and other investment and advisory institutions. We are also provided with opportunities to invest, in certain strategies where appropriate, in the securities of KKR's private equity portfolio companies, though there are limitations across the platform on the availability and maximum size of such KKR-affiliated investments.
Due Diligence and the Investment Decision
Once a potential investment has been identified, our investment professionals screen the opportunity and make a preliminary determination concerning whether we should proceed with further diligence. When evaluating the suitability of an investment for our funds, we typically employ a relative value framework and subject the investment to due diligence. This review considers many factors including, as appropriate, expected returns, capital structure, credit ratings, historical and projected financial data, the issuer's competitive position, the quality and track record of the issuer's management team, margin stability, and industry and company trends. Investment professionals use the services of outside advisors and industry experts as appropriate to assist them in the due diligence process and, when relevant and permitted, leverage the knowledge and experience of our Private Markets investment professionals. Strategy-specific investment committees monitor our due diligence practices.
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
Credit Strategies
Our credit business pursues investments in leveraged credit strategies, such as leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and alternative credit strategies, such as special situations, direct lending and private opportunistic credit (or mezzanine) strategies. We pursue these investments across a range of vehicles, including investment funds and separately managed accounts, for which we receive a fee and in certain cases an incentive fee or carried interest.
We also manage structured credit vehicles in the form of CLOs that hold leveraged loans, high-yield bonds or a combination of both. CLOs are typically structured as special purpose investment vehicles that acquire, monitor and, to varying degrees, manage a pool of credit assets. CLOs generally serve as long-term financing for leveraged credit investments and as a way to reduce refinancing risk, reduce maturity risk and secure a fixed cost of funds over an underlying market interest rate. We typically receive a fee for managing CLOs.
We also serve as the registered investment adviser or sub-adviser to registered investment companies. The management fees we are paid for managing registered investment companies are generally subject to contractual rights that require their board of directors to provide prior notice in order to terminate our investment management services. Following the completion of the transaction to form a strategic BDC partnership with FS Investments in April 2018, FS/KKR Advisor serves as the investment adviser to the BDCs in our BDC platform.
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

•
Special Situations. We seek to make opportunistic investments largely in stressed or distressed companies through our special situations investment strategy. These investments include distressed investments (including post- restructuring equity), control-oriented opportunities, rescue financing (debt or equity investments made to address covenant, maturity or liquidity issues), debtor-in-possession or exit financing, and other event-driven investments in debt or equity.

•
Private Credit. Our private credit strategies seek to leverage the knowledge and relationships developed in the leveraged credit business. These strategies include direct lending and private opportunistic credit strategies. Through our direct lending strategy, we seek to make investments in proprietarily sourced primarily senior debt financings for middle-market companies. Through our private opportunistic credit strategy, we seek to make investments in directly sourced third-party mezzanine and mezzanine-like transactions and also seek asset-based credit and structured credit opportunities across financial and hard assets. These investments often consist of mezzanine debt, which generates a current yield, coupled with marginal equity exposure with additional upside potential.

Hedge Funds
Our hedge fund platform consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake. This includes a 34.6% interest in Marshall Wace, a global alternative investment manager specializing in long/short equity products, and a 24.9% interest in BlackGold Capital Management L.P. ("BlackGold"), a credit-oriented investment manager focused on energy and hard asset investments. We also own a 39.9% interest in, and are entitled to receive certain other payments from, PAAMCO Prisma Holdings, LLC ("PAAMCO Prisma"), an investment manager focused on liquid alternative investment solutions, including hedge fund-of-fund portfolios.
On November 14, 2018, we sold all of our 24.6% interest in Nephila Capital Ltd. ("Nephila"), an investment manager focused on investing in natural catastrophe and weather risk, as part of an acquisition of Nephila by a third-party buyer.
Public Markets AUM and Vehicle Structures
As of December 31, 2018, our Public Markets business line had $91.3 billion of AUM, comprised of $35.5 billion of assets managed in our leveraged credit strategies (which include $2.2 billion of assets managed in our opportunistic credit strategy and $1.8 billion of assets managed in our revolving credit strategy), $6.6 billion of assets managed in our special situations strategy, $22.8 billion of assets managed in our private credit strategies, $25.7 billion of assets managed through our hedge fund platform, and $0.7 billion of assets managed in other strategies. Our private credit strategies include $17.0 billion of assets managed in our direct lending strategy and $5.8 billion of assets managed in our private opportunistic credit (or mezzanine) strategy.

The table below presents information as of December 31, 2018, based on the investment funds, vehicles or accounts offered by our Public Markets business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$18,915	$17,645	0.10%-1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	13,026	13,026	0.40%-0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	31,941	30,671

Alternative Credit: (3)
Special Situations	6,846	4,382	0.90%-1.75% (4)	10.00-20.00%	7.00-12.00%	8-15 Years (2)
Private Credit	10,073	4,202	0.50%-1.50%	10.00-20.00%	5.00-8.00%	8-15 Years (2)
Total Alternative Credit	16,919	8,584

Hedge Funds (5)	25,685	18,144	0.50%-2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	16,779	16,779	0.60%	8.00%	7.00%	Indefinite
Total	$91,324	$74,178

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

(3)	Our alternative credit funds generally have investment periods of three to five years and our newer alternative credit funds generally earn fees on invested capital during the investment period.

(4)	Lower fees on uninvested capital in certain vehicles.

(5)	Hedge Funds represent KKR's pro rata portion of AUM and FPAUM of our hedge fund partnerships.

(6)	Consists of our BDC platform advised by FS/KKR Advisor. We report all of the AUM of the BDCs in our AUM and FPAUM.

Fundraising and Composition of Fund Investors
We have a Client & Partner Group that is responsible for raising capital for us globally across all products, expanding our client relationships across asset classes and across types of fund investors, developing products to meet our clients' needs, and servicing existing fund investors and products. We also provide fundraising services to certain third-party fund managers in our hedge fund partnerships. As of December 31, 2018, we had over 80 executives and professionals dedicated to our Client & Partner Group.
As of December 31, 2018, we had approximately 970 investors in funds across all our strategies, which reflect the addition of 70 investors during the year. On average, a fund investor is invested in approximately two of our products as of December 31, 2018. The following charts detail our investor base by type and geography as of December 31, 2018.
Fund Investor Base by Type (1)              Fund Investor Base by Geography (1)

(1)
Based on the AUM of our Private Markets investment funds, Private Markets co-investment vehicles, and Public Markets separately managed accounts and Public Markets investment funds. These charts exclude general partner commitments, assets managed through CLOs, and assets managed by other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than a 50% ownership interest. Allocations are assigned to a type or geographic region according to subscriptions received from a limited partner.

Capital Markets

Our Capital Markets business line is comprised of our global capital markets business, which is integrated with KKR’s other business lines, and serves our firm, our portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings, and providing other types of capital markets services that may result in the firm receiving fees, including underwriting, placement, transaction and syndication fees, commissions, underwriting discounts, interest payments and other compensation, which may be payable in cash or securities, in respect of the activities described above.

Our capital markets business underwrites credit facilities and arranges loan syndications and participations. When we are sole arrangers of a credit facility, we may advance amounts to the borrower on behalf of other lenders, subject to repayment. When we underwrite an offering of securities on a firm commitment basis, we commit to buy and sell an issue of securities and generate revenue by purchasing the securities at a discount or for a fee. When we act in an agency capacity or best efforts basis, we generate revenue for arranging financing or placing securities with capital markets investors. We may also provide issuers with capital markets advice on security selection, access to markets, marketing considerations, securities pricing, and other aspects of capital markets transactions in exchange for a fee. Our capital markets business also provides syndication services in respect of co-investments in transactions participated in by KKR funds or third-party clients, which may entitle the firm to receive syndication fees, management fees and/or a carried interest.

The capital markets business has a global footprint, with local presence and licenses to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. Our flagship capital markets subsidiary is KKR Capital Markets LLC, an SEC-registered broker-dealer and a member of the Financial Industry Regulation Authority ("FINRA").

Principal Activities

Through our Principal Activities business line, we manage the firm's own assets on our balance sheet and deploy capital to support and grow our business lines. Typically, the funds in our Private Markets and Public Markets business lines contractually require us, as general partner of the funds, to make sizable capital commitments from time to time. We believe making general partner commitments assists us in raising new funds from limited partners by demonstrating our conviction in a given fund's strategy. We also use our balance sheet to acquire investments in order to help establish a track record for fundraising purposes in new strategies. We may also use our own capital to seed investments for new funds, to bridge capital selectively for our funds' investments or finance strategic acquisitions and partnerships, although the financial results of an acquired business or hedge fund partnership may be reported in our other business lines.

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

We endeavor to use our balance sheet strategically and opportunistically to generate an attractive risk-adjusted return on equity in a manner that is consistent with our fiduciary duties, in compliance with applicable laws, and consistent with our one-firm approach.

The chart below presents the holdings of our Principal Activities business line by asset class as of December 31, 2018.

Holdings by Asset Class (1)

(1)
General partner commitments in our funds are included in the various asset classes shown above. Assets and revenues of other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than 50% ownership interest are not included in our Principal Activities business line but are reported in the financial results of our other business lines. Private Equity includes KKR private equity funds, co-investments alongside such KKR-sponsored private equity funds, certain core equity investments, and other opportunistic investments. Equity investments in other asset classes, such as real estate, special situations and energy appear in these other asset classes. Other Credit consists of certain leveraged credit and specialty finance strategies.

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

Employees, Consultants and Advisors
As of December 31, 2018, we employed 1,301 people worldwide:

Investment Professionals	447
Other Professionals	587
Support Staff	267
Total Employees (1)	1,301

(1)	Does not include operating consultants and other consultants who provide services to us or our funds.

Investment Professionals
Our 447 investment professionals come from diverse backgrounds in private equity, real assets, credit, hedge funds and other asset classes and include executives with operations, strategic consulting, risk management, liability management and finance experience. As a group, these professionals provide us with a strong global team for identifying attractive investment opportunities, creating value and generating superior returns.
Other Professionals
Our 587 other professionals come from diverse backgrounds in capital markets, economics, capital raising, client services, public affairs, finance, tax, legal, compliance, human resources, and information technology. As a group, these professionals provide us with a strong team for overseeing investments and performing capital markets activities, servicing our existing fund investors and creating relationships with new fund investors globally. Additionally, a majority of these other professionals are responsible for supporting the global infrastructure of KKR.
KKR Capstone
We have developed an institutionalized process for creating value in investments. As part of our effort, we utilize a team of 66 operating consultants at KKR Capstone, who are not KKR employees but work exclusively with our investment professionals and portfolio company management teams or our designees. With professionals in North America, Europe and the Asia-Pacific, KKR Capstone provides additional expertise for assessing investment opportunities and assisting managers of portfolio companies in defining strategic priorities and implementing operational changes. During the initial phases of an investment, KKR Capstone's work seeks to implement our thesis for value creation. These operating consultants may assist portfolio companies in addressing top-line growth, cost optimization and efficient capital allocation and in developing operating and financial metrics. Over time, this work shifts to identifying challenges and taking advantage of business opportunities that arise during the life of an investment. KKR Capstone is consolidated in KKR's financial results for GAAP purposes, but is not a subsidiary or affiliate of KKR.
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

Organizational Structure

The following simplified diagram illustrates our organizational structure as of December 31, 2018, unless otherwise noted. Certain entities depicted below may be held through intervening entities not shown in the diagram.

(1)
KKR Management LLC is the sole holder of Class B common stock of KKR & Co. Inc. Class B common stock is the only class of common stock that is entitled to vote generally. KKR Management LLC is owned by senior KKR employees.

(2)
KKR Holdings is the holding vehicle through which certain of our current and former employees and other persons indirectly own their interest in KKR. KKR Group Partnership Units that are held by KKR Holdings are exchangeable for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and compliance with applicable vesting and transfer restrictions. As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle KKR Holdings to participate in the management of our business and affairs. As of December 31, 2018, KKR Holdings had approximately a 35.9% interest in our business indirectly through its limited partner interests in the KKR Group Partnerships. KKR Holdings also holds Class C common stock that entitles it to cast, with respect to those limited matters that may be submitted to a vote of our Class A common stockholders, a number of votes equal to the number of KKR Group Partnership Units that it holds from time to time.

(3)	Includes holders of 13,800,000 shares of Series A Preferred Stock issued on March 17, 2016, 6,200,000 shares of Series B Preferred Stock issued on June 20, 2016 and our Class A common stock.

(4)
KKR Group Partnerships include KKR Management Holdings L.P., KKR Fund Holdings L.P. and KKR International Holdings L.P. Following the Conversion, KKR & Co. Inc.’s allocable share of all taxable income of the KKR Group Partnerships is subject to taxation at a corporate rate. As of February 12, 2019, KKR International Holdings L.P. held no assets.

(5)
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

(6)
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

Regulation
Our operations are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. We, in conjunction with our outside advisors and counsel, seek to manage our business and operations in compliance with such regulation and supervision. The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Changes in applicable regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition and results of operations. As a matter of public policy, the regulatory bodies that regulate our business activities are generally responsible for safeguarding the integrity of the securities and financial markets and protecting fund investors who participate in those markets rather than protecting the interests of our stockholders.
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

Ireland
We have a number of subsidiaries which are authorized and regulated by the Central Bank of Ireland. CBI is responsible for, among other things, regulating and supervising firms that provide financial services in Ireland, including broker-dealers and investment firms. CBI also develops and maintains regulatory policies for Ireland's financial services sector. CBI has the authority to approve applications from financial services providers in Ireland, monitor compliance with its standards, and take enforcement action for non-compliance. Violation of CBI's requirements may result in administrative sanctions; investigations; refusal, revocation or cancellation of authorization or registrations; criminal prosecution; and/or reports to other agencies.
KKR Alternative Investment Management Unlimited Company, KKR Credit Advisors (Ireland) Unlimited Company and KKR Capital Markets (Ireland) Limited Company are regulated by CBI. KKR Alternative Investment Management Unlimited Company is an authorized EU alternative investment manager permitted to conduct portfolio management, risk management and certain administrative activities. KKR Credit Advisors (Ireland) Unlimited Company is authorized to carry out a number of regulated activities including receiving and transmitting orders, portfolio management and providing investment advice. KKR Capital Markets (Ireland) Limited Company is authorized to engage in a number of regulated activities regulated under Markets in Financial Instruments Directive, known as "MiFID," including dealing as principal or agent, making arrangements in relation to certain types of specified investments, and arranging the safeguarding and administration of assets. KKR Capital Markets (Ireland) Limited also benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area.
United Kingdom
We have several subsidiaries which are authorized and regulated by the United Kingdom Financial Conduct Authority (the "FCA") under the Financial Services and Markets Act 2000 ("FSMA"). FSMA and related rules govern most aspects of investment business, including investment management, sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, regulatory capital, record-keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The FCA is responsible for administering these requirements and our compliance with the FSMA and related rules. Violations of these requirements may result in censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion from certain "controlled functions" within the financial services industry of officers or employees performing such functions or other similar consequences.
KKR Capital Markets Limited has permission to engage in a number of regulated activities regulated under FSMA, including dealing as principal or agent and arranging deals in relation to certain types of specified investments and arranging the safeguarding and administration of assets. KKR Capital Markets Limited also currently benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area and Gibraltar. Kohlberg Kravis Roberts & Co. Partners LLP has permission to engage in a number of regulated activities including advising on and arranging deals relating to corporate finance business in relation to certain types of specified investments. KKR Credit Advisors (EMEA) LLP has permission to engage in a number of regulated activities including managing, advising on and arranging deals in relation to certain types of specified investments.
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
In Canada, KKR Capital Markets LLC and MCS Capital Markets LLC are also registered as an international dealer under the Securities Act (Ontario). This registration permits us to trade in non-Canadian equity and debt securities with certain types of investors located in Ontario, Canada.
In Japan, KKR Capital Markets Japan Ltd., a joint stock corporation, is registered as a Type I and Type II Financial Instruments Business Operator (broker-dealer) under the Financial Instruments and Exchange Act of Japan, and a money lender under the Money Lending Business Act of Japan.

In the United Arab Emirates, KKR MENA Limited, a Dubai International Financial Centre company, is licensed to arrange deals in investments, advise on financial products and arrange custody, and is regulated by the Dubai Financial Services Authority.
In Saudi Arabia, KKR Saudi Limited is licensed by the Capital Market Authority of Saudi Arabia and is authorized for the activity of arranging in the securities business.
In Australia, KKR Australia Pty Limited and KKR Australia Investment Management Pty Limited are Australian financial services licensed and are authorized to provide advice on and deal in financial products for wholesale clients, and are regulated by the Australian Securities and Investments Commission.
In Hong Kong, KKR Capital Markets Asia Limited is licensed by the Securities and Futures Commission in Hong Kong to carry on dealing in securities and advising on securities regulated activities.
In Singapore, KKR Singapore Pte. Ltd. holds a capital markets services license to conduct fund management for qualified investors only, and is regulated by Monetary Authority of Singapore.
In Mauritius, KKR Holdings Mauritius, Ltd. and KKR Account Adviser (Mauritius), Ltd. are unrestricted investment advisers authorized to manage portfolios of securities and give advice on securities transactions, and are regulated by the Financial Services Commission, Mauritius.
In India, we have subsidiaries that are registered with the Securities Exchange Board of India ("SEBI") (i) as a foreign portfolio investor or a foreign venture capital investor to make investments in Indian securities, (ii) as a merchant bank to execute capital market mandates, underwrite issues, offer investment advisory and other consultancy services in connection with securities, and (iii) as an investment manager and sponsor of alternative investment funds. In addition, certain subsidiaries are registered with the Reserve Bank of India as non-deposit taking non-banking financial companies and are authorized to undertake lending and financing activities.
From time to time, one or more of our investment funds or their related investment vehicles may be regulated as a mutual fund by the Cayman Islands Monetary Authority, regulated as an investment limited partnership by CBI, listed on the Irish Stock Exchange, notified with the Financial Services Agency of Japan for sale pursuant to certain private placement exemptions and/or for investment pursuant to certain exemption, registered with the Financial Supervisory Service of the Republic of Korea, licensed by or granted in principal approval from SEBI, subject to the regulatory supervision of the Commission de Surveillance du Secteur Financier of Luxembourg, notified with the Netherlands Authority for Financial Markets for sale pursuant to certain private placement exemptions, or registered under the Investment Company Act.
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

Website and Availability of SEC Filings
Our website address is www.kkr.com. Information on our website is not incorporated by reference herein and is not a part of this report. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the "Stockholder (KKR & Co. Inc.)" section of our "Investor Center" page on our website, then click on "SEC Filings." In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.
From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at www.kkr.com. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the "Email Alerts" section under the "Stockholder (KKR & Co. Inc.)" section of the "Investor Center" page at www.kkr.com.

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
Our business and the businesses of the companies in which we invest are materially affected by financial markets and economic conditions or events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). For example, rising trade tensions between the United States and China, growing uncertainty regarding Brexit, and the decision by the U.S. Federal Reserve to raise its benchmark interest rate in September and December of 2018 have contributed to the volatility in the U.S. stock markets in late 2018 and early 2019, which have adversely impacted the valuations of certain of our investments as of December 31, 2018. In addition, the unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financial institutions, and had a material adverse effect on our businesses and the businesses of the companies in which we invest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment" for a discussion of recent developments in market and business conditions that may affect our business.
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
We generally raise capital for a successor fund following the substantial and successful deployment of capital from the existing fund. In the event of poor performance by existing funds, our ability to raise new funds is impaired. Our fundraising may also be negatively impacted by any change in or rebalancing of fund investors' asset allocation policies. During periods of unfavorable fundraising conditions, fund investors may negotiate for lower fees, different fee sharing arrangements for transaction or other fees, and other concessions. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed. Our current funds, including all our recent private equity funds, have performance hurdles, which require us to generate a specified return on investment prior to our right to receive carried interest. This requirement will likely be in all our future funds, and the hurdle rate could increase for our future funds. In addition, successor funds raised by us when such unfavorable circumstances described above exist would also likely result in smaller funds than our comparable predecessor funds. Fund investors may also seek to redeploy capital away from certain of our credit or other non-private equity investment vehicles, which permit redemptions on relatively short notice, in order to meet liquidity needs or invest in other asset classes or with other managers. Any of these developments could materially and adversely affect our future revenues, net income, cash flow, financial condition or ability to retain our employees. See "—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" and "—Our investors in future funds may negotiate to pay us lower management fees, reimburse us for fewer expenses or change the economic terms of our future funds, including with respect to transaction fees, management fees or monitoring fees, to be less favorable to us than those of our existing funds, which could materially and adversely affect our revenues or profitability."
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
In addition, our capital markets business generates fees through a variety of activities in connection with the issuance and placement of equity and debt securities and credit facilities, with the size of fees generally correlated to overall transaction sizes. As a result, adverse conditions in financial markets as described above, as well as lower level of transaction activities involving our funds' investments, which can be unpredictable and outside our control, may negatively impact both the frequency and size of fees generated by our capital markets business.
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
In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses that we may have contracted to purchase. Similarly, certain of the strategies pursued with our balance sheet assets rely on the use of leverage, including the issuance of CLOs, and other secured and unsecured borrowings. Our ability to generate returns on these assets would be reduced to the extent that changes in market conditions, including continued increase by the U.S. Federal Reserve of its benchmark interest rate, cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed. Similarly, our portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that conditions in the credit markets impair the ability of our portfolio companies to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, the operating performance of those portfolio companies may be negatively impacted, which could impair the value of our investment in those portfolio companies and lead to a decrease in the investment income earned by us. In some cases, the inability of our portfolio companies to refinance or extend maturities may result in the inability of those companies to repay debt at maturity or pay interests when due, and may cause the companies to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would also likely impair the value of our investment and lead to a decrease in investment income earned by us.
Transition away from LIBOR as a benchmark reference for interest rates may affect the cost of capital and may require amending or restructuring existing debt instruments and related hedging arrangements for us, our investment funds and our portfolio companies, and may impact the value of floating rate securities based on LIBOR we or our investment funds hold or may hold in the future, which may result in additional costs or adversely affect our or our funds' liquidity, results of operations and financial condition.

A substantial portion of the long-term indebtedness incurred by us, our investment funds and our portfolio companies bears interest at fluctuating interest rates, primarily based on the London interbank offered rate ("LIBOR"). In July 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether any of these alternative reference rates will attain market acceptance as replacements for LIBOR. There is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop workable transition mechanisms. As such, it is not possible to predict all potential effects of these changes on U.S. and global credit markets. If LIBOR ceases to exist, we, our investments funds and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. In addition, from time to time our funds invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own, and may impact the availability and cost of hedging instruments and borrowings, including potentially, an increase to our and our funds' interest expense and cost of capital. Any increased costs or reduced profits as a result of the foregoing may adversely affect our liquidity, results of operations and financial condition.

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

•	fund cash operating expenses and contingencies, including for litigation matters;

•	payment of additional corporate income taxes following the Conversion;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	pay cash dividends in accordance with our dividend policy for our Class A common stock or the terms of our preferred stock;

•	underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;

•
make future purchase price payments in connection with our proprietary acquisitions, such as our hedge fund partnership with Marshall Wace and our purchase of incremental equity interest in Corporate Capital Trust, Inc., to the extent not paid by newly issued Class A common stock;

•
acquire other assets for our Principal Activities business line, including our office space, other businesses, investments and assets, some of which may be required to satisfy regulatory requirements for our capital markets business or risk retention requirements for CLOs (to the extent it continues to apply); and

•	repurchase our Class A common stock pursuant to the share repurchase program or other securities issued by us.
These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2018, we have approximately $5.3 billion of remaining unfunded capital commitments to our investment funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. We have also used our balance sheet to provide credit support to our general partner's obligations to our funds and to support certain transactions by our funds.
In addition, as of December 31, 2018, we had $22.3 billion of indebtedness outstanding under our credit facilities and debt securities on a GAAP basis and $3.3 billion of indebtedness outstanding under our credit facilities and debt securities on a segment basis, and $1.8 billion of cash and cash equivalents on a GAAP basis and $2.5 billion of cash and short-term investments on a segment basis. The segment-based measures exclude the assets and liabilities of our investment funds, CLOs and CMBS, and other consolidated entities that are not subsidiaries of KKR & Co. Inc., but include KKR Financial Holdings LLC's ("KFN") debt obligations, which as of December 31, 2018, consisted of $948.5 million, which do not provide for recourse to KKR beyond the assets of KFN. Our $1.0 billion corporate revolving credit facility is scheduled to mature in 2023. Depending on market conditions, we may not be able to refinance or renew all or part of these senior notes or our corporate revolving credit facility, or find alternate sources of financing (including issuing equity), on commercially reasonable terms or at all. Furthermore, the incurrence of additional debt by us or our subsidiaries in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing.
In addition, the underwriting commitments for our capital markets business may require significant cash obligations, and these commitments may also put pressure on our liquidity. The holding company for our capital markets business has entered into a credit agreement that provides for revolving borrowings of up to $500 million, which can only be used in connection with our capital markets business, including placing and underwriting securities offerings, and a 364-day revolving credit agreement that provides for revolving borrowings of up to $750 million, which can only be used to facilitate the settlement of debt transaction syndicated by our capital markets business. To the extent we commit to buy and sell an issue of securities in firm commitment underwritings or otherwise, we may be required to borrow under these revolving credit facilities to fund such obligations, which, depending on the size and timing of the obligations, may limit our ability to enter into other underwriting arrangements or similar activities, service existing debt obligations or otherwise grow our business. Further, these facilities are scheduled to mature in 2021 and 2019, respectively, and depending on the market conditions, we may not be able to refinance or renew them on commercially reasonable terms or at all. Regulatory net capital requirements may also limit the ability of our broker-dealer subsidiaries to participate in underwriting or other transactions or to allocate our capital more efficiently across our businesses.

Our other liquidity requirements include potential future purchase price payments in connection with strategic partnerships with third-party hedge fund managers like Marshall Wace, based on the respective performance of these businesses or the exercise of certain options. In the fourth quarter of 2018, due to the exercise of one of the options agreed to between Marshall Wace and KKR, we acquired an additional 5.0% interest in Marshall Wace, for which we paid a combination of cash and shares of our Class A common stock. In addition, in connection with the development of a new KKR office in New York City, we will be required to pay for our acquisition of the property in 2019 and to pay for the construction of the office, which is expected to be completed in 2020.
In the event that our liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reasons, we could be forced to sell assets or seek to raise debt or equity capital on unfavorable terms. For further discussion of our liquidity needs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity."
The "clawback" provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors.
The partnership documents governing our carry-paying funds, including funds relating to private equity, growth equity, infrastructure, energy, real estate, special situations, private credit opportunities, direct lending, revolving credit and core investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. We would continue to be subject to the clawback obligation even if carry has been distributed to current or former employees or other personnel through our carry pool, and we would be required to seek other sources of liquidity to fund such an obligation if such carry is not returned to us by them. As of December 31, 2018, no carried interest with respect to funds for which we are responsible for repayment was subject to this clawback obligation, assuming that all such carry-paying funds were liquidated at their December 31, 2018 fair values. Had the investments in such carry-paying funds been liquidated at zero value, the clawback obligation would have been $2.0 billion.
Carry distributions may give rise to clawback obligations that may be allocated to us and our principals who participate in the carry pool. In addition, guarantees of or similar arrangements relating to clawback obligations in favor of third-party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.
Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a "netting hole," which will result in less carried interest for us, as well as clawback liabilities.
We have entered into strategic partnerships with certain investors, generally through separately managed accounts, which have longer investment periods, often of 20 years or more, and provide for investments across different investment strategies (which we refer to as "strategic investor partnerships"). Compared to our traditional private equity fund structure, these partnerships may offer reduced fees for fund investors and may require netting across various funds in which they invest. Generally, if a fund's investments have fair values above cost overall, but one or more of its investments has a fair value that is below cost, the shortfall between cost and fair value for such investment (which we refer to as a "netting hole") must be "filled" by returning invested capital to such fund's limited partners in an amount equal to such shortfall before any realized gains on individual investments can be distributed to the general partner as carried interest. The longer investment period and cross-fund netting feature of the strategic investor partnerships increase the possibility of netting holes compared to our traditional private equity fund structure, which, if present, will reduce the carried interest we otherwise would earn. Similarly, the longer duration of these partnerships can increase the risk of clawback, because over a longer investment period, a period of reduced performance following periods of performance adequate to realize carried interest is more likely to occur. See "—The 'clawback' provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors."
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
Fee income, which we recognize when contractually earned, can vary due to fluctuations in AUM, the number of investment transactions made by our funds, the number of portfolio companies we manage, the fee provisions contained in our funds and other investment products and transactions by our capital markets business. In any particular quarter, fee income may vary significantly due to the variances in size and frequency of monitoring fees (including termination payments), transaction fees or fees received by our capital markets business. Our total management, monitoring and transaction fees (net of fee credits) for the years ended December 31, 2018, 2017 and 2016 were $1,569.1 million, $1,309.0 million and $906.0 million, respectively, on a GAAP basis, and $1,853.9 million, $1,502.0 million and $1,074.9 million, respectively, on a segment basis. We may create new funds or investment products or vary the terms of our funds or investment products (for example our funds now include performance hurdles), which may alter the composition or mix of our income from time to time. In particular, in our newer private equity and other funds, we have agreed to return to our fund investors all monitoring and transaction fees generated by the fund's investments, which resulted in a decrease of our monitoring and transaction fee income. We may also experience fluctuations in our results from quarter to quarter, including our revenue and net income, due to a number of other factors, including changes in the values of our funds' investments, changes in the amount of distributions or interest earned in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general market and economic conditions. In addition, our earnings and cash flows are dependent in part on the performance of KFN, a specialty finance company that we acquired in 2014, and are subject to the risks to KFN's businesses as described elsewhere in the report. Although KFN is a subsidiary of KKR, KFN has its own indebtedness outstanding. The terms of its indebtedness impose limitations on KFN's current and future operations and may restrict its ability to make distributions to KKR. For the years ended December 31, 2018, 2017 and 2016, our net income attributable to KKR & Co. Inc. Class A Common Stockholders on a GAAP basis was $1,097.7 million, $984.9 million and $287.1 million, respectively, and our after-tax distributable earnings on a segment basis was $1,597.2 million, $1,355.6 million and $1,341.5 million, respectively. Such fluctuations may lead to variability in the value of interests in our business and cause our results for a particular period not to be indicative of our performance in future periods. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the value of interests in our business.
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

In addition, we have formed strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "hedge fund partnerships"). These third-party hedge fund managers offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds and credit hedge funds. As a result, we are indirectly exposed to the volatility and fluctuations in financial results of these hedge fund managers. For example, certain funds managed by the hedge fund managers have "high-water mark" provisions whereby if the funds have experienced losses in prior periods, the fund managers will not be able to earn incentive fees with respect to a fund investor's account until the net asset value of the fund investor's account exceeds the highest period end value on which incentive fees were previously paid. The incentive fees the hedge fund managers earn are therefore dependent on the net asset value of these funds, which could add to volatility in our quarterly results and cash flow.
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
In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with our fund limited partners. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital in which we share, increase the performance hurdle required to be generated on investment prior to our right to receive carried interest, add expenses and obligations for us in managing the fund or increase our potential liabilities. Furthermore, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more requests to modify the terms in our new funds. Certain of our newer funds also include more favorable terms for fund investors that commit to early closes for our funds. Additionally, in certain funds, we have agreed to charge management fees based on invested capital or net asset value as opposed to charging management fees based on committed capital. In certain cases, we have provided "fee holidays" to certain investors during which we do not charge management fees for a fixed period of time (such as the first six months).  Agreement to terms that are materially less favorable to us could result in a material decrease in our profitability.
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
Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Regarding the impact of the Conversion on our income taxes, see Item 8. Financial Statements and Supplementary Data—Note 11 "Income Taxes."
In addition, tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. For example, the Tax Cuts and Jobs Act, which was enacted in December 2017 and amended various aspects of U.S. federal income tax legislation (the "2017 Tax Act"), has resulted in various changes to U.S. tax laws, including meaningful reduction to the U.S. federal corporate income tax rate and a partial limitation on the deductibility of business interest expense, which could have a material effect on our business operations and our funds' investment activities. These and other changes from the 2017 Tax Act, including the changes to the carryback and carryforward of net operating losses, U.S. taxation on earnings from international business operations and certain modifications to the Section 162(m) of the Code, could also have a significant effect on the business of our portfolio companies. Additionally, foreign and state and local governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to foreign and state and local taxation and materially affect our financial position and results of operations.
The U.S. Congress, the Organization for Economic Co-operation and Development (the "OECD") and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies, such as KKR. The OECD has made changes to numerous long-standing tax principles through its base erosion and profit shifting ("BEPS") project, which looks at various different ways in which domestic tax rules around the world, and the bilateral double tax treaties that govern the interplay between them, could be amended to address perceived profit shifting among affiliated entities. Several of the proposed measures, including measures covering treaty abuse (including an anti-abuse "principal purpose" test that would deny treaty benefits to the extent that obtaining such benefit was one of the principal purposes of any arrangement or transaction that resulted directly or indirectly in such benefit), the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. If implemented, these and other proposals could result in a loss of tax treaty benefits and increased taxes on income from our investments.
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
Furthermore, the agreements governing our committed capital funds generally provide that in the event certain "key persons" (for example, investment professionals who are named as "key executives" for certain geographically or product focused funds) cease to actively manage a fund or be substantially involved in KKR activities, investors in the fund will be entitled to reduce, in whole or in part, their capital commitments available for further investments on an investor-by-investor basis. In the case of certain of our fully paid-up funds, investors may be permitted to terminate their investment in the event a "key persons" provision is triggered, which could possibly lead to a liquidation of those funds. In addition, the occurrence of such a "key person" event could cause us to agree to less favorable ongoing terms with respect to the affected fund. Although we periodically engage in discussions with the limited partners of our funds regarding a waiver of such provisions with respect to executives involved in geographically or product focused funds whose departures have occurred or are anticipated, such waiver is not guaranteed, and our limited partners' refusal to provide a waiver may have a material adverse effect on our revenue, net income and cash flow.
If we cannot retain and motivate our employees and other key personnel and recruit, retain and motivate new employees and other key personnel, our business, results of operations and financial condition could be materially and adversely affected.
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our employees and other key personnel, and to a substantial degree on our ability to retain and motivate our employees and other key personnel and to strategically recruit, retain and motivate new talented employees, including qualified investment professionals. However, we may not be successful in these efforts as the market for talented and qualified candidates is extremely competitive. Our ability to recruit, retain and motivate our employees is dependent on our ability to offer highly attractive incentive opportunities. Under the 2017 Tax Act, investments must be held for more than three years, rather than the prior requirement of more than one year, for carried interest to be treated for U.S. federal income tax purposes as capital gain. The longer holding period requirement may result in some of our carried interest being treated as ordinary income, which would materially increase the amount of taxes that our employees and other key personnel would be required to pay, thereby adversely affecting our ability to offer attractive incentive opportunities. In addition, following the 2017 Tax Act, the tax treatment of carried interest may continue to be an area of focus for policymakers and government officials, which could result in a further regulatory action by federal or state governments. For example, certain states, including New York and California, have proposed legislation to levy additional state tax on carried interest, which may also negatively affect our ability to attract and retain employees and key personnel. Similarly, changes in the United Kingdom with respect to the taxation of carried interest, including the treatment of certain carried interest returns as income, which became effective from April 6, 2016, may impact our ability to recruit, retain and motivate employees and key personnel in the United Kingdom. In addition, there have been proposed laws and regulations that sought to regulate the compensation of certain of our employees. See "—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business." The loss of even a small number of our investment professionals could jeopardize the performance of our funds and other investment products, which would have a material adverse effect on our results of operations. Efforts to retain or attract employees, including our investment professionals, may result in significant additional expenses, which could materially and adversely affect our profitability.
Many of our employees hold interests in our business through KKR Holdings. These individuals historically received financial benefits from our business in the form of distributions and amounts funded by KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. While all of our employees receive base salaries from us, annual cash bonuses for certain employees were historically borne by KKR Holdings from its cash reserves based upon distributions on a portion of KKR Group Partnership Units held by KKR Holdings. However, substantially all units in KKR Holdings have been allocated to certain employees and non-employee operating consultants, and upon their vesting, distributions on vested units would belong to such unitholders and not be available to fund annual cash bonuses. In addition, under its dividend policy, KKR intends to make equal quarterly dividends to holders of its Class A common stock in a fixed amount per share per quarter. In 2018, no annual cash bonuses were borne by KKR Holdings. Although KKR Holdings may fund a portion of the cash bonus payments from its cash reserves, if any, in future periods, we likely will continue to utilize our own funds for most, if not all, of the cash bonus payments. In that event, either our profit margins or our employee retention or both may be adversely impacted. There can be no assurance that the carry pool will have sufficient cash available to continue to make such cash payments in the future and fluctuations from the distributions generated from the carry pool, if not offset by funds from other sources, including other performance-based income, could render our compensation less attractive. In any of these circumstances, a higher percentage of our revenue would be paid out in the form of cash compensation, which could have a material adverse impact on our profit margins. Currently 40% or 43%, as applicable, of the carried interest earned from our investment funds is allocated to our carry pool. We are not permitted under our certificate of incorporation to increase the percentage of carried interest allocable to the carry pool without the consent of a majority of our independent directors.
We have granted equity awards from our Equity Incentive Plan and expect to grant equity awards from our New Equity Incentive Plan, which has caused and will cause dilution. If we increase the use of equity awards in the future, expense associated with equity-based compensation may increase materially. For example, in connection with compensation in 2018, we allocated equity awards relating to 5.5 million shares of Class A common stock under our Equity Incentive Plan and KKR Holdings granted 0.5 million KKR Holdings units to certain senior employees. These KKR Holdings awards were granted from outstanding but previously unallocated units of KKR Holdings, and consequently these grants did not increase the number of KKR Holdings units outstanding or outstanding shares of KKR Class A common stock on a fully-diluted basis. The value of our Class A common stock may drop in value or be volatile, which may make our equity less attractive to our employees.
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
We rely heavily on our financial, accounting and other data processing systems and on the systems of third parties who provide services to us. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. For example, we face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our Public Markets business line is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Our and our third-party service providers' information systems and technology may not continue to be able to accommodate our growth, may not be suitable for new products and strategies and may be subject to security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our business. Furthermore, most of our administrative personnel and our information system and technology infrastructure are located in our New York City office, and any disruption in the operation of, or inability to access, our New York City office could have a significant impact on our business. We are also dependent on an increasingly concentrated group of third-party vendors that we do not control for hosting solutions and technologies. A disaster or a disruption in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, or directly affecting our principal offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. We face various security threats on a regular basis, including ongoing cyber-security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact. We may be exposed to a more significant risk if these acts are taken by state actors. We and our employees have been and expect to continue to be the target of fraudulent calls and emails, and the subject of impersonations and fraudulent requests for money, and other forms of activities. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cyber-security has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cyber-security and protection of personal information, including the General Data Protection Regulation in the European Union that became effective in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees' or our fund investors' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees', our fund investors', our counterparties' or third parties' operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we experience a cyber-security incident and fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures. Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems, legal services, technology, administration, tax and compliance matters. These third-party service providers could also experience any of the above cyber-security threats, fraudulent activities or security breaches, and as a result, unauthorized individuals could improperly gain access to our confidential data. Any interruption or deterioration in the performance of these third parties or cyber-security incidents involving these third parties could impair the quality of our and our funds' operations and could impact our reputation and materially and adversely affect our businesses and limit our ability to grow.
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
We intend, to the extent that market conditions warrant, to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies (including investment opportunities in new asset classes), developing new types of investment structures and products (such as separately managed accounts and structured products), and expanding into new geographic markets and businesses. We have in the past opened offices in Asia and the Middle East, and also developed a capital markets business in the United States, Europe, the Middle East and Asia-Pacific, which we intend to grow and diversify. We have also launched a number of new investment initiatives in areas such as real estate, energy, infrastructure, growth equity and core investments. Introducing new types of investment structures and products could increase the complexities involved in managing such investments, including to ensure compliance with regulatory requirements and terms of the investment. See "—We may not be successful in executing upon or managing the complexities of new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition."
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

We have and may continue to pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners, strategic partnerships or other strategic initiatives, which may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers. For example, we have expanded our European credit business with our acquisition of Avoca in 2014. We have also made minority investments in hedge fund managers, and we have entered into joint ventures with third parties to participate in new real estate investment strategies. On April 2018, we completed our transaction to form FS/KKR Advisor, a strategic BDC partnership with FS Investments, to provide investment advisory services to BDCs previously advised by us and FS Investments. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:

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

•	regulatory scrutiny or litigation exposure due to the activities of the acquired business, hedge fund partners or joint venture partners.
Entry into new strategies or certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and costs. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives include joint ventures or the acquisition of minority interests in third parties, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.
We may not be successful in executing upon or managing the complexities of new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition.
Our growth strategy is based, in part, on the expansion of our platform through selective investment in, and development or acquisition of, businesses and investment strategies complementary to our business. The expansion into new products and geographies has demanded greater management attention and dedication of resources to manage the increasing complexity of operations and regulatory compliance. This growth strategy involves a number of risks, including the risk that: the expected synergies from a newly developed product or strategic alliance will not be realized; the expected results will not be achieved; new strategies are not appropriately planned for or integrated into the firm; the new strategies may conflict, detract from or compete against our existing businesses; the investment process, controls and procedures that we have developed around our existing platform will prove insufficient or inadequate; or our information systems and technology, including related security systems, may prove to be inadequate. We have also entered into strategic investor partnerships and established separately managed accounts, which lack the scale of our traditional funds and are more costly to administer. The prevalence of these accounts may also present conflicts and introduce complexity in the deployment of capital. The offering of investment products to retail investors, including any funds registered under the Investment Company Act, our BDCs and KREF, may result in increased compliance and litigation costs. We may also incur significant charges in connection with such investments, which ultimately may result in significant losses and costs. Such losses could adversely impact our business, results of operations and financial condition, as well as harm our professional reputation.

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
We generally have a larger balance sheet than many of our competitors, and consequently, the performance of these balance sheet assets has a greater impact on our results of operations. Our success in deploying our balance sheet assets and generating returns on this capital will depend, among other things, on the availability of suitable opportunities after giving priority in investment opportunities to our advised investment funds, the level of competition from other companies that may have greater financial resources and our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities. To the extent we are unsuccessful in deploying our balance sheet assets, our business and financial results may suffer. In addition, as our balance sheet assets have been a significant source of capital for new strategies, to the extent that such strategies are not successful or our balance sheet assets cease to provide adequate liquidity, we would be limited in our ability to seed new businesses or support our existing business as effectively as contemplated. See "—We may not be successful in executing upon or managing the complexities of new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition."
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
In addition, actions by regulators against other investment managers can cause changes in business practices that could materially and adversely affect our business, results of operations and financial condition. In recent years, the private equity industry has come under increased regulatory and news media scrutiny with governmental officials and regulators, including the SEC, focusing on the private equity industry's fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, particularly co-investment opportunities, and disclosures to fund investors. In recent years, the SEC's focus areas included, among others, the acceleration of monitoring fees, the allocation of broken-deal expenses, the disclosure, use and compensation of operating partners or consultants, outside business activities of firm principals and employees, group purchasing arrangements, disclosure of affiliated service providers, general conflicts of interest disclosures, electronic messaging, cyber-security, data privacy and protection, foreign bribery and corruption, and policies covering insider trading, business continuity and transition planning. While it is unclear whether the SEC will continue its pursuit of these or other focus areas, the SEC's examination and enforcement program continues generally to focus on the alternative investment management industry in which we operate.
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
Financial Stability Oversight Council ("FSOC"). Established under the Dodd-Frank Act, the FSOC is an inter-agency body charged with, among other things, designating systemically important nonbank financial companies for heightened prudential supervision and making recommendations regarding the imposition of enhanced regulatory standards regarding capital, leverage, conflicts and other requirements for financial firms deemed to pose a systemic threat to U.S. financial stability. The FSOC applies a three-stage review process to determine whether to designate a nonbank financial company as systemically important, with the level of scrutiny increasing at each stage. During the first stage, the FSOC applies a broad set of uniform quantitative metrics to identify nonbank financial companies that warrant additional review. In this first stage, the FSOC considers whether a nonbank financial company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps ("CDS") outstanding, derivative liabilities, loans and bonds outstanding, a minimum leverage ratio of total consolidated assets to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities less than 12 months) to total consolidated assets of 10%. A company that meets both the asset test and at least one of the other thresholds will be subject to additional review in Stage 2. There is little guidance that specifically addresses the FSOC's method of calculating the relevant thresholds. It is possible that the FSOC could determine that we have $50 billion or more in total consolidated assets and that we satisfy one or more of the other Stage 1 criteria outlined above. Additional uncertainty is created because the FSOC retains authority to designate any nonbank financial company as systemically important, even if the company does not meet the Stage 1 criteria. Historically, the FSOC focused on potential systemic risks arising from asset management products and activities. It is unclear whether the FSOC will continue to focus on this area. More recently, the FSOC has discussed the potential adoption of an "activities-based approach for monitoring and addressing potential risks to U.S. financial stability," although no formal action has yet been taken to modify its interpretive guidance on nonbank financial company designations. Similarly, in a report issued on November 17, 2017, the U.S. Treasury Department recommended that the FSOC adopt an "activities-based or industry-wide approach," under which the FSOC would (1) review potential risks to financial stability arising from "activities and products," (2) work with relevant regulators to address any such risk identified by the FSOC, and (3) consider individual firms for designation only after consultation with relevant regulators. If the FSOC were to designate us as a systemically important nonbank financial company, we would become subject to supervision by the U.S. Federal Reserve and a heightened degree of regulation, including more stringent standards relating to capital, leverage, liquidity, risk management, resolution planning, credit exposure reporting and concentration limits, restrictions on acquisitions, and annual stress testing by the U.S. Federal Reserve. There can be no assurance that nonbank financial firms such as us will not become subject to the aforementioned restrictions or other requirements for financial firms deemed to be systemically important to the financial stability of the U.S. economy.
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

•
On December 5, 2016, the CFTC re-proposed rules instituting position limits on certain physical commodity futures contracts that, if finalized as proposed, would limit positions in futures contracts on 25 agricultural, energy and metals commodities, including swaps and options that are economically equivalent to those commodity futures contracts. On the same day, the CFTC finalized rules updating and restating its requirement that commonly owned and commonly controlled accounts and entities aggregate positions, absent an exemption, for position limit purposes. While these final aggregation rules currently expressly apply only to agricultural products for CFTC purposes, the CFTC may determine to expand them, and registered futures exchanges currently apply essentially identical rules to cover oil and gas and other commodities. If the proposed position limits rules are adopted in substantially the form proposed and if the aggregation rules are applied by the CFTC or the exchanges in a way such that we do not qualify for an exemption, we could be required to aggregate the positions of our various investment funds and the positions of our portfolio companies for which we control trading, which in turn may require us and our portfolio companies to limit our trading activities, and impact the ability of our investment funds to invest or remain invested in certain derivatives, or engage in otherwise profitable acquisitions in particular industries. The Dodd-Frank Act also requires the SEC to establish position limits on security-based swaps, which rules could have a similar impact on our business.

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

Other Regulations under the Dodd-Frank Act. The Dodd-Frank Act amended the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower. The CFTC has adopted a similar whistleblower program. In addition, in October 2011, the SEC adopted a rule requiring certain advisers to private funds to periodically file reports on Form PF, as required under the Dodd-Frank Act. Large private fund advisers including advisers with at least $1.5 billion in assets under management attributable to hedge funds and advisers with at least $2 billion in assets under management attributable to private equity funds are subject to more detailed and in certain cases more frequent reporting requirements. The information is to be used by the FSOC in monitoring risks to the U.S. financial system. These regulations increase our compliance costs and could result in adverse regulatory actions against us.
Although it is possible that Congress or the current administration could modify and relax regulatory requirements and restrictions that were adopted in response to the financial crisis, the timing and scope of such modifications remain uncertain and may not materialize.
EU-Wide Regulations. The EU Alternative Investment Fund Managers Directive (the "AIFMD"), which became effective on July 22, 2013, established a comprehensive regulatory and supervisory framework for alternative investment fund managers ("AIFMs") managing or marketing alternative investment funds ("AIFs") in the European Union. The AIFMD imposes various substantive regulatory requirements on AIFMs, which could have a material adverse effect on our businesses by (i) imposing disclosure obligations and restrictions on distributions by EU portfolio companies, (ii) requiring changes to our compensation structures for key personnel, thereby potentially affecting our ability to recruit and retain these personnel, (iii) increasing the cost and complexity of raising capital for our funds, which may slow the pace of fundraising, and (iv) generally increasing our compliance costs. In addition, there are areas of the AIFMD that are subject to legal uncertainty, including the scope of the legal structures qualifying as AIFs subject to AIFMD. Failure to comply with AIFMD, even in areas where there is legal uncertainty, can result in enforcement action, including, but not limited to, fines.
Although a subsidiary of ours is registered as an AIFM with the Central Bank of Ireland, we may not be able to benefit from an "EU passport" under the AIFMD to market all of our funds to professional investors throughout the European Union, and the EU marketing passport may not apply to marketing to investors in the United Kingdom when its withdrawal from the European Union becomes effective. See "—Brexit" below.
The AIFMD is currently subject to a legislative review by the European Commission. It is not clear at this time what changes to the AIFMD, if any, may be implemented and what impact any such changes would have on our business.
In July 2014, revisions to the Markets in Financial Instruments Directive (known as "MiFID I"), consisting of the revised directive, "MiFID II," and a new related regulation, "MiFIR," came into force. MiFID II and MiFIR began applying to our European operations since January 2018. MiFID II and MiFIR introduced a number of new requirements for providing investment services and trading financial instruments in regards to transaction reporting, transparency, market infrastructure, securities and derivatives trading, and conduct of business rules, including new harmonized rules for authorization of EU branches of third-country firms seeking to provide certain investment services in the European Union. The application of MiFID II and MiFIR increased regulatory burdens on a number of our subsidiaries, which could result in increased costs, and any failure to comply with the requirements, even in areas where there is legal uncertainty, could result in enforcement action, including, but not limited to, fines.
In July 2016, the Market Abuse Regulation (known as "MAR") became effective. Under MAR, certain of our European subsidiaries are required to, among other things, implement systems and controls regarding inside information, follow record keeping and other prescribed procedures for market soundings, and provide conflicts of interest and other relevant disclosure when providing investment recommendations. These requirements may increase the regulatory and compliance burden for a number of our European subsidiaries, which could result in increased costs, and any failure to comply with the requirements could result in enforcement action, including, but not limited to, fines.

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

Three of our subsidiaries (established in the UK and Ireland) are subject to the remuneration-related requirements of CRD IV, as well as similar requirements under the AIFMD. Additionally, the European Banking Authority has published final guidelines on sound remuneration policies under CRD IV which set out the requirements for remuneration policies, group application and proportionality, along with criteria for the allocation of remuneration as fixed and variable and details on the disclosures required under the Capital Requirements Regulation. These measures required changes in our compensation structures for key personnel, thereby potentially affecting these subsidiaries' ability to recruit and retain these personnel.
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
A number of other EU financial regulatory initiatives have the potential to materially and adversely affect our business. For example, the new Securitisation Regulation that became effective in 2019 established requirements for, among other things, due diligence, risk retention and disclosure regarding certain of our European investments, subsidiaries and CLOs. Also, future acquisitions by KKR or our funds could lead to application of the European Union's Financial Conglomerates Directive, which establishes a prudential regime for financial conglomerates to address perceived risks associated with large cross-sector businesses, and could increase the costs of investing in insurance companies, investment firms and banks located in the European Union. Other EU financial regulatory initiatives such as the Short Selling Regulation, which limits naked short selling of sovereign bonds and stocks, the Bank Recovery and Resolution Directive, which established a recovery and resolution framework for EU credit institutions and investment firms, and a new regulation on reporting and transparency of securities financing transactions, which requires all such transactions to be reported to trade repositories, places additional reporting requirements on investment managers and introduces prior risk disclosures and written consent before assets are rehypothecated, may all impact the complexity and cost of conducting our business in the European Union. The European Union has adopted, and may in the future adopt, additional risk retention and due diligence requirements in respect of various types of EU-regulated investors that, among other things, restrict investors from taking positions in securitization, increase the capital costs of originator, sponsor or original lender of a securitization, and require retaining a larger net economic interest in the securitization, which may adversely affect the profitability of us, our funds or our CLOs and the leveraged loan market generally. The implementation of these new requirements could increase our and our funds' or CLOs' costs and the complexity of managing our business and could result in fines if we or any of our funds or CLOs were deemed to have violated any of the new regulations.
The General Data Protection Regulation, which became effective in May 2018, imposes stringent data protection requirements and provides for significant penalties for noncompliance. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, could result in additional cost and liability and could damage our reputation and materially and adversely affect our business.
Brexit. On March 29, 2017, the government of the United Kingdom made a formal notification to the European Council under Article 50 of the Treaty of the European Union, which triggered a two-year period during which the terms of the United Kingdom's exit from the European Union, commonly known as "Brexit," were negotiated. The U.K. government’s draft agreement on the withdrawal of the United Kingdom of Great Britain and Northern Ireland from the European Union was defeated in the House of Commons on January 15, 2019. As a result, the final terms of the United Kingdom's exit from the European Union are, and will remain for the immediate future, unclear. The United Kingdom may leave the European Union without any agreement as to the terms of its withdrawal or the future economic relationship between the United Kingdom and the European Union (a so-called "No Deal" Brexit). It is also possible that the United Kingdom will withdraw its notification to leave the European Union or that there will be a second referendum on Brexit. The resulting legal and regulatory uncertainty in this regard may impact our business in a number of ways, not all of which are currently readily apparent, with the materiality of any risks dependent in large part on actions to be taken by the United Kingdom and the European Union. This uncertainty may adversely affect our ability to source investments and the value of our investments that are located in the United Kingdom, or those that conduct business in or derive revenues from, the United Kingdom. Following Brexit, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority may no longer be able to avail themselves of passporting rights to provide services in other EU Member States, while our Central Bank of Ireland-authorized alternative investment fund manager may no longer benefit from the EU marketing passport to market products to investors in the United Kingdom. While we have sought to take protective measures to allow us to continue to conduct our business in both the United Kingdom and the European Union, Brexit may increase our cost of raising capital, underwriting and distributing securities and conducting business generally and interfere with our ability to market our products and provide our services. Changes in regulation may also impair our ability to recruit, retain and motivate new employees and retain key employees. The United Kingdom's exit could also lead to instability in the European Union, including potential withdrawal by other Member States, which would greatly amplify the adverse events described in this paragraph.
Other Regulations of the Financial Markets. Certain requirements imposed by regulators are designed primarily to ensure the integrity of the financial markets and are not designed to protect holders of interests in our business or our funds. Consequently, these regulations often serve to limit our activities. In addition to many of the regulations and proposed regulations described above under "—Recent and Potential Regulatory Changes in the United States" and "—EU-Wide Regulations," U.S. federal bank regulatory agencies and the European Central Bank have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage, although in the United States, the status of this guidance is uncertain as the U.S. Government Accountability Office determined, in October 2017, that the guidance is subject to review under the Congressional Review Act. If applied by the U.S. federal bank regulatory agencies in its current form, such guidance would limit the amount or availability of debt financing available to borrowers and may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer.
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
In April 2018, the SEC proposed a rule that would require a broker-dealer, or a natural person who is an associated person of a broker-dealer, to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities, without placing the financial or other interest of the broker, dealer or natural person who is an associated person of a broker-dealer making the recommendation ahead of the interest of the retail customer. The term "retail customer" is defined in the proposal as a person (including an entity) who uses such a recommendation primarily for personal, family or household purposes, without reference to investor sophistication or net worth. The "best interest" standard would be satisfied through compliance with certain disclosure, duty of care, and conflict of interest mitigation obligations. While it is unclear whether the proposed rule will be adopted in its current form or at all, if adopted, compliance with such a rule will impose additional costs to us, in particular with respect to our product offerings and investment platforms that include retail investors.

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
State and federal regulators and other governmental entities have authority to bring administrative enforcement actions or litigation to enforce compliance with applicable lending or consumer protection laws, with remedies that can include fines and monetary penalties, restitution of borrowers, injunctions to conform to law, or limitation or revocation of licenses and other remedies and penalties. In addition, lenders and servicers may be subject to litigation brought by or on behalf of borrowers for violations of laws or unfair or deceptive practices. If we enter into transactions that subject us to these risks, failure to conform to applicable regulatory and legal requirements could be costly and have a detrimental impact on certain of our funds and ultimately on us

Portfolio Company Legal and Regulatory Environment. We are subject to certain laws, such as certain environmental laws, takeover laws, anti-bribery, trade sanctions, trade control, anti-money laundering and anti-corruption laws, escheat or abandoned property laws, antitrust laws and data privacy and data protection laws that may impose requirements on us and our portfolio companies as an affiliated group. As a result, we could become jointly and severally liable for all or part of fines imposed on our portfolio companies or be fined directly for violations committed by portfolio companies, and such fines imposed directly on us could be greater than those imposed on the portfolio company. Moreover, portfolio companies may seek to hold us responsible if any fine imposed on them is increased because of their membership in a larger group of affiliated companies. For example, on April 2, 2014, the European Commission announced that it had fined 11 producers of underground and submarine high voltage power cables a total of 302 million euro for participation in a ten-year market and customer sharing cartel. Fines were also imposed on parent companies of the producers involved, including Goldman Sachs, the former parent company of one of the cartel members. Similarly, on February 16, 2018, the U.S. Department of Justice named a private equity sponsor as a co-defendant in a False Claims Act case against one of its portfolio companies, alleging that the private equity sponsor had an active involvement in managing the company and in developing its strategy to use illegal kickback payments to increase reimbursements. In addition, compliance with certain laws or contracts could also require us to commit significant resources and capital towards information gathering and monitoring thereby increasing our operating costs. For example, because we may indirectly hold voting securities in public utilities subject to regulation by the Federal Energy Regulatory Commission ("FERC"), including entities that may hold FERC authorization to charge market-based rates for sales of wholesale power and energy, we may be subject to certain FERC regulations, including regulations requiring us and our portfolio companies to collect, report and keep updated substantial information concerning our ownership of such voting interests and voting interests in other related energy companies, corporate officers, and our direct and indirect investment in such utilities and related companies. Such rules may subject our portfolio companies and us to costly and burdensome data collection and reporting requirements.
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
In addition, we or certain of our investment funds could potentially be held liable under U.S. Employee Retirement Income Security Act of 1974 ("ERISA") for the pension obligations of one or more of our portfolio companies if we or the investment fund were determined to be a "trade or business" under ERISA and deemed part of the same "controlled group" as the portfolio company under such rules, and the pension obligations of any particular portfolio company could be material. On March 28, 2016, a Federal District Court judge in Massachusetts ruled that two private equity funds affiliated with Sun Capital were jointly and severally responsible for unfunded pension liabilities of a Sun Capital portfolio company. While neither fund held more than an 80% ownership interest of the portfolio company, the percentage required under existing regulations to find liability, the court found the funds had formed a partnership-in-fact conducting a trade or business and that as a result each fund was jointly and severally liable for the portfolio company's unfunded pension liabilities. If the rationale of this decision were to be applied by other courts, we or certain of our investment funds could be held liable under ERISA for certain pension obligations of portfolio companies. In addition, if the rationale of this decision were expanded to apply also for U.S. federal income tax purposes, then certain of our investors could be subject to increased U.S. income tax liability or filing obligations in certain contexts. Similar laws that could be applied with similar results also exist outside of the United States.
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
We are and will become further subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform to include retail investors. For example, funds in our Public Markets business line are registered under the Investment Company Act as investment companies. These funds and KKR Credit Advisors (US) LLC, which currently serves as their investment adviser, are subject to the Investment Company Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. On April 2018, we completed our transaction to form FS/KKR Advisor, a strategic BDC partnership with FS Investments, to provide investment advisory services to BDCs previously advised by us and FS Investments. BDCs are subject to certain restrictions and prohibitions under the Investment Company Act. If any of the BDCs advised by FS/KKR Advisor fails to meet the requirements for a BDC, it may be regulated as a closed-end investment company under the Investment Company Act and become subject to substantially more regulatory restrictions, which could limit its operating flexibility and in turn result in decreased profitability for FS/KKR Advisor. As our business expands we may be required to make additional registrations under the Investment Company Act or similar laws, including in jurisdictions outside the United States. Compliance with these rules will increase our compliance costs and create potential for additional liabilities and penalties the management of which would divert management's attention from our business and investments.
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
Federal, state and foreign anti-corruption and trade sanctions laws applicable to us and our portfolio companies create the potential for significant liabilities and penalties and reputational harm.
We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA"), as well as trade sanctions and trade control laws administered by the Office of Foreign Assets Control ("OFAC"), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies' transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various trade control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations implicate a number of aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments. Some of these regulations provide that penalties can be imposed on us for the conduct of a portfolio company, even if we have not ourselves violated any regulation.
The Iran Threat Reduction and Syrian Human Rights Act of 2012 ("ITRA") expanded the scope of U.S. sanctions against Iran and requires public reporting companies to disclose in their annual or quarterly reports certain dealings or transactions the company or its affiliates "knowingly" engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRA requires companies to disclose these types of dealings or transactions even if they are permissible under U.S. law or are conducted outside of the United States by a foreign affiliate. If any such activities are disclosed in a periodic report, we are required to separately file, concurrently with such report, a notice of such disclosure. The SEC is required to post this notice on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.
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
We face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
The activities of our businesses, including the investment decisions we make and the activities of our employees in connection with our portfolio companies, may subject us and them to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of our funds, holders of our or our portfolio companies' debt or equity, and a variety of other potential litigants. See Item 8. Financial Statements and Supplementary Data—Note 18 "Commitments and Contingencies—Litigation." For example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities of our funds and actions taken by the officers and directors (some of whom may be KKR employees) of portfolio companies, such as lawsuits by other shareholders of our public portfolio companies or holders of debt instruments of companies in which our funds have significant investments. We are also exposed to risks of litigation, investigation or negative publicity in the event of any transactions that are alleged not to have been properly considered and approved under applicable law.
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
Furthermore, the current rise of populist political movements could result in negative public sentiment toward globalization, free trade, capitalism and financial institutions, which may lead to heightened scrutiny and criticisms of our business and our investments. The risk of reputational harm is elevated by the prevalence of Internet and social media usage and the increased public focus on behaviors and externalities of business activities. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain fund investors and qualified professionals and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
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
In addition, investment adviser subsidiaries of KKR externally manage a number of publicly traded permanent capital vehicles, including KREF (a REIT listed on the NYSE) and KKR Income Opportunities Fund (a closed-end management investment company). FS KKR Capital Corp. (a BDC listed on the NYSE) is advised by FS/KKR Advisor, in which we own a 50% interest. We may enter into new investment management agreements with other publicly traded permanent capital vehicles in the future. Publicly traded permanent capital vehicles allow us to invest in longer-term strategies and secure stable fee streams, while providing liquidity to such vehicle's equity investors. However, these vehicles are subject to the heightened regulatory requirements applicable to public companies, including compliance with the laws and regulations of the SEC, the Exchange Act, the Sarbanes-Oxley Act of 2002 and the national securities exchanges on which their securities are listed, among others. These requirements will place increased demands on senior employees, require administrative, operational and accounting resources, and incur significant expenses. Failure to comply with these requirements could result in a civil lawsuit, regulatory penalties, enforcement actions, or potentially lead to suspension of trading or de-listing from an exchange. Furthermore, if the shareholders of these vehicles were to be dissatisfied with the investment performance or disagree with investment strategies employed by us, they may seek to cause the board of directors of the relevant vehicle to terminate the investment management agreement with us or change the terms of such agreement in a manner that is less favorable to us. As publicly traded entities, these permanent capital vehicles also face additional litigation risk, including class actions and other shareholder lawsuits, which would distract senior employees, including investment professionals.
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
KKR Capital Markets LLC and our other broker-dealer subsidiaries may act as an underwriter, syndicator or placement agent in securities offerings and, through affiliated entities, loan syndications. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness we purchased or placed as an underwriter, syndicator or placement agent at the anticipated price levels or at all. As an underwriter, syndicator or placement agent, we also may be subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings our broker-dealer subsidiaries underwrite, syndicate or place. In certain situations, our broker-dealer subsidiaries may have liabilities arising from transactions in which our investment fund may participate as a purchaser of securities, which could constitute a conflict of interest or subject us to damages or reputational harm.
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
The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or our balance sheet investments, of our future results or the performance of our common stock.
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

•
the future performance of our funds will be affected by macroeconomic factors, including negative factors arising from disruptions in the global financial markets that may not have been prevalent in the periods relevant to the historical return data included in this report;

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
Because valuations, and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations are available for our investments, such quotations may not reflect the value that we would actually be able to realize because of various factors, including possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company's securities, future market price volatility or the potential for a future loss in market value based on poor industry conditions or the market's view of overall company and management performance. Our stockholders' equity could be adversely affected if the values of investments that we record is materially higher than the values that are ultimately realized upon the disposal of the investments and changes in values attributed to investments from quarter to quarter may result in volatility in our AUM and such changes could materially affect the results of operations that we report from period to period. There can be no assurance that the investment values that we record from time to time will ultimately be realized and that we will be able to realize the investment values that are presented in this report.
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
Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition. For example:

•
Global equity markets, which may be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize market multiples (i.e. stock price of comparable companies divided by earnings or cash flow) as a critical input to ascertain fair value of our investments that do not have readily observable market prices. In addition, the valuation for any particular period may not be realized at the time of disposition. For example, because our private equity funds often hold very large amounts of the securities of their portfolio companies, the disposition of these securities often takes place over a long period of time, which can further expose us to volatility risk. In addition, the receptivity of equity markets to initial public offerings, as well as subsequent secondary equity offerings by companies already public, impacts our ability to realize investment gains. Unfavorable market conditions, market volatility and other factors may also adversely impact our strategic partnerships with third-party hedge fund managers by influencing the level or pace of subscriptions or redemptions from the funds managed by our partners.

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
Because many of our funds' investments and our balance sheet investments often rely heavily on the use of leverage, our ability to achieve attractive rates of return will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, our credit funds use varying degrees of leverage when making investments. Similarly, in many private equity investments, indebtedness may constitute 70% or more of a portfolio company's total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company's indebtedness may also increase in recapitalization transactions subsequent to the company's acquisition. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our funds and our portfolio companies. U.S. federal bank regulatory agencies and the European Central Bank have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance may limit the amount or availability of debt financing and may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer. See "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business."
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
A leveraged company's income and equity also tend to increase or decrease at a greater rate than would otherwise be the case if money had not been borrowed. As a result, the risk of loss associated with a leveraged company is generally greater than for comparable companies with comparatively less debt. For example, leveraged companies could default on their debt obligations due to a decrease in revenues and cash flow precipitated by an economic downturn or by poor relative performance at such a company. Similarly, the leveraged nature of some of our investments in real assets increases the risk that a decline in the fair value of the underlying real asset will result in their abandonment or foreclosure. For example, if the property-level debt on a particular investment has reached its maturity and the underlying asset value has declined below its debt-level, we may, in absence of cooperation by the lender in regards to a partial debt-write-off, be forced to put the investment into liquidation. In addition, the 2017 Tax Act partially limits the tax deductibility of interest, which could have a material adverse effect on our funds' investment activities and on operations of a leveraged company.
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
Among the sectors particularly challenged by downturns in the global credit markets (such as the global financial crisis in 2008 and 2009) are the CLO and leveraged finance markets. We have significant exposure to these markets through our CLO subsidiaries, which we principally acquired in the acquisitions of KFN and Avoca. As of December 31, 2018, we indirectly hold below investment grade corporate loans and securities with a $12.7 billion estimated fair market value through our CLO subsidiaries. Each of these subsidiaries is a special purpose company that issued to us and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, our CLO holdings are deeply subordinated, representing the CLO subsidiary's substantial leverage, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to holders or investors that rank more senior to us in right of payment. These loans and bonds also generally involve a higher degree of risk than investment grade rated debt, including the risks described in the paragraphs above. Our CLO subsidiaries have historically experienced an increase in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral during downturns in credit markets. The CLOs' portfolio profile tests set limits on the amount of discounted obligations a CLO can hold. During any time that a CLO issuer exceeds such a limit, the ability of the CLO's manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In such circumstances, CLOs may fail certain over-collateralization tests, which would cause diversions of cash flows away from us as holders of the more junior CLO, which may impact our cash flows. The ability of the CLOs to make interest payments to the holders of the senior notes of those structures is highly dependent upon the performance of the CLO collateral. If the collateral in those structures were to experience a significant decrease in cash flow due to an increased default level, payment of all principal and interest outstanding may be accelerated as a result of an event of default or by holders of the senior notes. There can be no assurance that market conditions giving rise to these types of consequences will not occur, re-occur, subsist or become more acute in the future. Because our CLO structures involve complex collateral and other arrangements, the documentation for such structures is complex, is subject to differing interpretations and involves legal risk. These CLOs have served as long-term, non-recourse financing for debt investments and as a way to reduce refinancing risk, reduce maturity risk and secure a fixed cost of funds over an underlying market interest rate. An inability to continue to utilize CLOs or other similar financing vehicles successfully could limit our ability to fund future investments, grow our business or fully execute our business strategy and our results of operations may be materially and adversely affected.
Our CLO subsidiaries regularly use significant leverage to finance their assets. An inability of such subsidiaries to continue to raise or utilize leverage, to refinance or extend the maturities of their outstanding indebtedness or to maintain adequate levels of collateral under the terms of their CLOs could limit their ability to grow their business, reinvest principal cash, distribute cash to us or fully execute their business strategy, and our results of operations may be materially and adversely affected. If these subsidiaries are unable to maintain their operating results and access to capital resources, they could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. These CLO strategies and the value of the assets of such CLO subsidiaries are also sensitive to changes in interest rates because these strategies rely on borrowed money and because the value of the underlying portfolio loans can fall when interest rates rise. If interest rates on CLO borrowings increase and the interest rates on the portfolio loans do not also increase, the CLO strategy is unlikely to achieve its projected returns. Also, if interest rates increase in the future, our CLO portfolio will likely experience a reduction in value because it would hold assets receiving below market rates of interest.
Our credit-oriented funds and CLOs may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or debt obligations or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities or debt obligations purchased or carried and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities or debt obligations. Gains realized with borrowed funds may cause the fund's NAV to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund's NAV could also decrease faster than if there had been no borrowings.
Any of the foregoing circumstances could have a material adverse effect on our results of operations, financial condition and cash flow.
The due diligence process that we undertake in connection with our investments may not reveal all facts that may be relevant in connection with an investment.
Before making our investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment, to identify possible risks associated with that investment and, in the case of private equity investments, to prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we typically evaluate a number of important business, financial, tax, accounting, environmental, technological, regulatory and legal issues in determining whether or not to proceed with an investment. Outside consultants, legal advisors, accountants and investment banks are involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence process may at times be subjective with respect to newly organized companies or carve-out transactions for which only limited information is available.

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
The due diligence conducted for certain of our credit strategies, as well as certain private equity and real asset investments, is limited to publicly available information. Accordingly, we cannot be certain that the due diligence investigation that we will carry out with respect to any investment opportunity will reveal or highlight all relevant facts (including fraud, bribery and other illegal activities and contingent liabilities) that may be necessary or helpful in evaluating such investment opportunity, including the existence of contingent liabilities. We also cannot be certain that our due diligence investigations will result in investments being successful or that the actual financial performance of an investment will not fall short of the financial projections we used when evaluating that investment.
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

•
we advise funds that invest in businesses that operate in a variety of industries that are subject to extensive domestic and foreign regulation (including companies that supply services to governmental agencies), such as the telecommunications industry, the defense and government services industry, the healthcare industry, oil and gas industry, the waste management industry and the food industry, which may involve greater risk due to rapidly changing market and governmental conditions in those sectors;

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

For additional risks that rise from the types of investment vehicles used in an investment, see "—Risks Related to Our Business—Certain types of investment vehicles may subject us to additional risk of litigation and regulatory scrutiny."
Our investments in real assets such as real estate, infrastructure and energy may expose us to increased risks and liabilities and may expose our stockholders to adverse consequences.
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

•
The operation of real assets is exposed to potential unplanned interruptions caused by significant catastrophic or force majeure events. These risks could, among other effects, adversely impact the cash flows available from investments in real assets, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged service interruptions may result in permanent loss of customers, litigation, or penalties for regulatory or contractual non-compliance. Force majeure events that are incapable of, or too costly to, cure may also have a permanent adverse effect on an investment; and

•
The management of the business or operations of a real asset may be contracted to a third-party management company unaffiliated with us. Although it would be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in the best interest of the investment, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the investment's results of operations and financial condition. Real asset investments may involve the subcontracting of design and construction activities in respect of projects, and as a result our investments are subject to the risk that contractual provisions passing liabilities to a subcontractor could be ineffective, the subcontractor fails to perform services that it has agreed to provide and, in cases where a single subcontractor provides services to various investments, the subcontractor becomes insolvent.

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

•	The oil and gas industries present inherent risk of personal and property injury, for which we may not be fully insured or indemnified;

•	There may be unforeseen or increased regulatory and environmental risks stemming from the use of new technologies, including hydraulic fracturing;

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

Investments in real estate are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include those associated with the burdens of ownership of real property; general and local economic conditions; changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding); fluctuations in the average occupancy; the financial resources of tenants; changes in building, environmental and other laws; energy and supply shortages; various uninsured or uninsurable risks; natural disasters; changes in government regulations (such as rent control); changes in real property tax rates; changes in interest rates; the reduced availability of mortgage funds that may render the sale or refinancing of properties difficult or impracticable; negative developments in the economy that depress travel activity; environmental liabilities; contingent liabilities on disposition of assets; and terrorist attacks, war and other factors that are beyond our control. Our real estate investments are also subject to additional risks, including but not limited to the following:

•
The success of certain investments will depend on the ability to restructure and effect improvements in the operations of the applicable properties, and there is no assurance that we will be successful in identifying or implementing such restructuring programs and improvements.

•
If we acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of us or our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.

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
Infrastructure investments often involve an ongoing commitment to a municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations exposes the owners of infrastructure investments to a higher level of regulatory control than typically imposed on other businesses. They may also rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Infrastructure investments may require operators to manage such investments, and such operators' failure to comply with laws, including prohibitions against bribing of government officials, may materially and adversely affect the value of such investments and cause us serious reputational and legal harm. Revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties, and are consequently subject to heightened counterparty default risk. The operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk. Furthermore, services provided by infrastructure investments may be subject to rate regulations by government entities that determine or limit prices that may be charged. Similarly, users of applicable services, or government entities in response to such users, may react negatively to any adjustments in rates, which may reduce the profitability of such infrastructure investments.
Our growth equity strategy invests in emerging and less established companies that are heavily dependent on new technologies.
Our growth equity funds may make investments in companies that are in a conceptual or early stage of development. These companies are often characterized by short operating histories, new technologies and products, quickly evolving markets, management teams that may have limited experience working together and in many cases, negative cash flow, all of which enhance the difficulty of evaluating these investment opportunities and the ultimate success of such investments. Other substantial operational risks to which such companies are subject include: uncertain market acceptance of the company's products or services; a high degree of regulatory risk for new or untried or untested business models, products and services; high levels of competition among similarly situated companies; new competing products and technology; lower barriers to entry and downward pricing pressure; lower capitalizations and fewer financial resources; the potential for rapid organizational or strategic change; and susceptibility to personal misconduct by or departure of key executives or founders. In addition, growth equity companies may be more susceptible to macroeconomic effects and industry downturns, and their valuations may be more volatile depending on the achievement of milestones, such as receiving a governmental license or approval. Growth equity companies also generally depend heavily on intellectual property rights, including patents, trademarks and proprietary products or processes. The ability to effectively enforce patent, trademark and other intellectual property laws in a cost-effective manner will affect the value of many of these companies. The presence of patents or other intellectual property rights belonging to other parties may lead to the termination of the research and development of a portfolio company's particular product. In addition, if a portfolio company infringes on third-party patents or other intellectual property rights, it could be prevented from using certain third-party technologies or forced to acquire licenses in order to obtain access to such technologies at a high cost.
Certain of our funds and CLOs, and our firm through our balance sheet, hold high-yield, below investment grade or unrated debt, or securities of companies that are experiencing significant financial or business difficulties, which generally entail greater risk, and if those risks are realized, it could materially and adversely affect our results of operations, financial condition and cash flow.
Certain of our funds and CLOs, and our firm through our balance sheet, invest in high-yield, below investment grade or unrated debt, including corporate loans and bonds, each of which generally involves a higher degree of risk than investment grade rated debt, and may be less liquid. Issuers of high yield, below investment grade or unrated debt may be highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. As a result, high yield, below investment grade or unrated debt is often less liquid than investment grade rated debt. Also, investments may be made in loans and other forms of debt that are not marketable securities and therefore are not liquid. In the absence of appropriate hedging measures, changes in interest rates generally will also cause the value of fixed rate debt investments to vary inversely to such changes. The obligor of a debt security or instrument may not be able or willing to pay interest or to repay principal when due in accordance with the terms of the associated agreement and collateral may not be available or sufficient to cover such liabilities. Commercial bank lenders and other creditors may be able to contest payments to the holders of other debt obligations of the same obligor in the event of default under their commercial bank loan agreements. Sub-participation interests in syndicated debt may be subject to certain risks as a result of having no direct contractual relationship with underlying borrowers. Debt securities and instruments may be rated below investment grade by recognized rating agencies or unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer's failure to make timely interest and principal payments.

Certain of our investment funds, especially in our special situations strategy, and our firm through our balance sheet may hold interests in business enterprises involved in work-outs, liquidations, reorganizations, bankruptcies and similar transactions and may purchase high-risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, we or the fund may be required to sell the investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state and non-U.S. laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court's discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation, which has the potential to adversely impact us or unrelated funds or portfolio companies. Companies that were not in financial distress at the time we or our funds made investments may in the future require work-outs, liquidations, reorganizations, bankruptcies or similar transactions, and as a result, become subject to the same risks described above. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss of the entire investment in such company. Such investments involve a substantial degree of risk, and a decline in value of the assets would have a material adverse effect on our financial performance.
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
In some transactions, the amount of equity capital that is required to complete a large capitalization private equity transaction may be significant and are required to be structured as a consortium transaction. A consortium transaction involves an equity investment in which two or more private equity firms serve together or collectively as equity sponsors. While we have sought to limit where possible the amount of consortium transactions in which we have been involved, we have participated in a significant number of those transactions. Consortium transactions generally entail a reduced level of control by our firm over the investment because governance rights must be shared with the other consortium investors. Accordingly, we may not be able to control decisions relating to a consortium investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in "—We and our funds have made investments in companies that we do not control, exposing us to the risk of decisions made by others with which we may not agree." Any of these factors could increase the risk that our larger investments could be less successful. The consequences to our investment funds of an unsuccessful larger investment could be more severe given the size of the investment. Moreover, we have significant capital of our own committed in such large investments. For certain large private equity transactions, we may seek to syndicate a portion of our capital commitment to third parties; however, if we are unable to syndicate all or part of such commitment, we may be required to fund the remaining commitment amount from our balance sheet. If we are required to keep on our balance sheet a large portion of the capital commitment that could not be syndicated to third parties, poor performance of such large investment may have a material adverse impact on our financial results. See "—Risks Related to Our Business—If we are unable to syndicate the securities or indebtedness or realize returns on investments financed with our balance sheet assets, our liquidity, business, results of operations and financial condition could be materially and adversely affected" and "—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly."
We and our funds have made investments in companies that we do not control, exposing us to the risk of decisions made by others with which we may not agree.
We and our funds hold investments that include debt instruments and equity securities of companies that we do not control, and such investments may comprise an increasing part of our business. Such instruments and securities may be acquired by our funds through trading activities or through purchases of securities from the issuer or we may purchase such instruments and securities on a principal basis. In addition, our funds may acquire minority equity interests, particularly when making private equity investments in Asia, making growth equity investments or sponsoring investments as part of a large investor consortium or through many of our credit funds. Our funds may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. We and our funds, including our newer private equity funds, have made certain minority investments in publicly traded companies.
We have also made minority investments in companies including hedge fund managers on our balance sheet. For example, we have investments in Marshall Wace, BlackGold and PAAMCO Prisma. We also have investments in real estate managers like Drawbridge Realty and German Estate Group AG.
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
Many of our funds invest or have the flexibility to invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds and growth equity funds. For example, as of December 31, 2018, approximately 49% of the capital invested in those funds (European Fund and subsequent funds) was attributable to non-U.S. investments. Investing in companies that are based or have significant operations in countries outside of the United States and, in particular, in emerging markets such as China and India, Eastern Europe, South and Southeast Asia, Latin America and Africa, involves risks and considerations that are not typically associated with investments in companies established in the United States. These risks may include the following:

•	the possibility of exchange control regulations;

•	restrictions on repatriation of profit on investments or of capital invested;

•	the imposition of non-U.S. taxes and changes in tax law;

•	differences in the legal and regulatory environment, such as the recognition of information barriers, or enhanced legal and regulatory compliance;

•	greater levels of corruption and potential exposure to the FCPA and other laws that prohibit improper payments or offers of payments to foreign governments, their officials and other third parties;

•	violations of trade sanctions or trade control regimes;

•	limitations on borrowings to be used to fund acquisitions or dividends;

•	limitations on permissible counterparties in our transactions or consolidation rules that effectively restrict the types of businesses in which we may invest;

•	political risks generally, including political and social instability, nationalization, expropriation of assets or political hostility to investments by foreign or private equity investors;

•	less liquid markets;

•	reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms;

•	adverse fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

•	higher rates of inflation;

•	less available current information about an issuer;

•	higher transaction costs;

•	less government supervision of exchanges, brokers and issuers;

•	less developed bankruptcy and other laws;

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
These various proposals and initiatives could result in an increase in taxes paid by our funds and/or increased tax withholding with respect to our fund investors. See "—Risks Related to Our Business—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability."
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
Although we expect that much of the capital commitments of our funds will be denominated in U.S. dollars, our investments and capital commitments that are denominated in a foreign currency, such as euro, will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. A depreciation of foreign currencies against the U.S. dollar, if not adequately hedged, would reduce the value of our investments in the relevant region, which could adversely impact our financial results. Factors that may affect currency values include trade balances, the ability of countries to pay their national debt, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to reduce these risks, but we can offer no assurance that such strategies will be effective or even available at all. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See "—Risk management activities may adversely affect the return on our investments." In addition, various countries and regulatory bodies may implement controls on foreign exchange and outbound remittances of currency, which could impact not only the timing and amount of capital contributions that are required to be made to our funds but also the value, in U.S. dollars, of our investments and investment proceeds. See "Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition" and "Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment" for a discussion of recent developments in market and business conditions that may affect our business.
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
When managing exposure to market risks, we employ hedging strategies or certain forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The scope of risk management activities undertaken by us is selective and varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. We do not seek to hedge our exposure in all currencies or all investments, which means that our exposure to certain market risks are not limited. Where applicable, we use hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position, but they do not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. However, such activities can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of the position. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price.
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

Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly.
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
Similarly, our balance sheet has significant exposures to certain issuers, industries or asset classes. Because we hold interests in some of our portfolio companies both through our balance sheet investments in our private equity funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us as compared to other portfolio companies. In these circumstances, as was the case with energy investments beginning in late 2014 through and into 2018, losses may have an even greater impact on our results of operations and financial condition, as we would directly bear the full extent of such losses. Our balance sheet also has significant exposures to a small group of companies, with our investment in First Data Corporation (NYSE: FDC) representing approximately 10.1% and our top five investments representing approximately 26.3% of our balance sheet's total investments as of December 31, 2018. As a result, our investment income is subject to greater volatility depending on such companies' operating results and other idiosyncratic factors specific to such companies, and in the case of publicly traded companies, our operating results would be impacted by volatility in the public markets generally and in the stock price of such companies. See "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis—Segment Balance Sheet" for information on significant investments held on our balance sheet.
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

•	We may structure an investment in a manner that may be attractive to fund investors or to KKR Holdings from a tax perspective even though KKR is required to pay corporate taxes;

•
A decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund or our own account may result in our having to restrict the ability of other funds to take any action with regards to that company or its securities;

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

•
Our principals have made personal investments in a variety of our investment funds, which may result in conflicts of interest among investors of our funds or stockholders regarding investment decisions for these funds;

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

•
A dispute may arise between our portfolio companies, and if such dispute is not resolved amicably or results in litigation, it could cause significant reputational harm to us, and our fund investors may become dissatisfied with our handling of the dispute;

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
Investors in certain funds in our Public Markets business line may redeem their investments in these funds with minimal notice.
Investors in our funds in certain of our leveraged credit investment vehicles may generally submit redemptions to redeem their investments on a quarterly or monthly basis following the expiration of a specified period of time or in certain cases capital may be withdrawn earlier subject to a fee, in each case subject to the applicable fund's specific redemption provisions. Factors that could result in investors leaving our funds include changes in interest rates that make other investments more attractive, changes in or rebalancing due to investors' asset allocation policy, changes in investor perception regarding our focus or alignment of interest, unhappiness with a fund's performance or investment strategy, changes in our reputation, departures or changes in responsibilities of key investment professionals, and performance and liquidity needs of fund investors. In a declining market or period of economic disruption or uncertainty, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions from our funds or other similar investment vehicles could have a material adverse effect on our business, revenues, net income and cash flows.
A portion of assets invested in our funds in the Public Markets business line are managed through separately managed accounts or entities structured for investment by one investor or related investors whereby we earn management and incentive fees, and we intend to continue to seek additional separately managed account or single entity mandates. The investment management agreements we enter into in connection with managing separately managed accounts or entities on behalf of certain clients may be terminated by such clients on as little as 30 days' prior written notice, or less in certain prescribed circumstances. In addition, the boards of directors of certain funds we manage could terminate our advisory engagement of those companies, on as little as 30 days' prior written notice. Similarly, we provide sub-advisory services to other investment advisors and managers. Such investment advisors and managers could terminate our sub-advisory agreements on as little as 30 days' prior written notice. In the case of any such terminations, the management and incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a material adverse impact on our revenues.
In addition, certain funds in our Public Markets business line are registered under the Investment Company Act as management investment companies. These funds and KKR Credit Advisors (US) LLC, which serves as their investment adviser, are subject to the Investment Company Act and the rules thereunder. One of these funds is a NYSE-listed closed-end fund. BDCs in our BDC platform are also registered under the Investment Company Act, including FS KKR Capital Corp., a BDC listed on the NYSE. In addition, the management fees we are paid for managing investment companies will generally be subject to contractual rights the company's board of directors (or, in the case of the BDCs, the investment adviser) has to terminate our management of an account on as short as 60 days' prior notice. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.
Our stakes in our hedge fund partnerships subject us to numerous additional risks.
Our stakes in our hedge fund partnerships subject us to numerous additional risks applicable to hedge funds and funds of funds, including the following:

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
To the extent the financial condition of PAAMCO Prisma or other third-party hedge fund managers with which we have hedge fund partnerships is adversely affected by these risks, our revenues, AUM and FPAUM may also decline.

Risks Related to Our Common Stock
Our Class A common stock is generally non-voting, except as provided in our certificate of incorporation and bylaws or required by Delaware law or the rules of the NYSE.

Holders of our Class A common stock generally have no voting rights, unless provided in our certificate of incorporation and bylaws or required by Delaware law or the rules of the NYSE. As a result, practically all matters submitted to stockholders will be decided by the vote of the holder of the sole share of the Class B Stockholder. Our certificate of incorporation provides for holders of our Class A common stock, voting together with the holders of our Class C common stock as a single class, unless required otherwise by Delaware law, to have the right to vote only with respect to any increase in the number of authorized shares of Class B common stock, certain sales of all or substantially all of our assets, a merger, consolidation or other business combination and any amendment to our certificate of incorporation that would have a material adverse effect on our Class A common stock relative to the other classes of our stock. Our certificate of incorporation also provides that the number of authorized shares of our Class A common stock may be increased solely with the approval of the Class B Stockholder. As a result, holders of our Class A common stock will have very limited or no ability to influence stockholder decisions, including decisions regarding our business.

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

We are a "controlled company" within the meaning of the corporate governance standards of the NYSE. As a "controlled company" we have elected not to comply with certain corporate governance requirements of the NYSE, including the requirements: (i) that the listed company have a nominating and corporate governance committee that is composed entirely of independent directors, (ii) that the listed company have a compensation committee that is composed entirely of independent directors and (iii) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our founders are able to significantly influence the outcome of any matter that may be submitted for a vote of holders of our Class A common stock.

To the extent that any matters are required to be submitted to a vote of the holders of our Class A common stock, they will generally require the approval of a majority or more of all the outstanding designated stock, which currently consists of our Class A common stock and Class C common stock voting together. Matters that require a vote of a majority or more of all outstanding designated stock include any increase in the number of authorized shares of Class B common stock, certain sales of all or substantially all of our assets, a merger, consolidation or other business combination and any amendment to our certificate of incorporation that would have a material adverse effect on our Class A common stock relative to the other classes of our stock. As a result, the holders of our Class C common stock will vote on an equivalent basis with the holders of our Class A common stock on such matters. As of February 12, 2019, KKR Holdings owned 299,081,239 shares of Class C common stock, representing approximately 35.9% of the total combined voting power of the Class A common stock and Class C common stock, taken together. This voting power may be sufficient to substantially influence matters subject to a vote of our outstanding designated stock, including amendments that could materially and adversely affect the holders of our Class A common stock.

Because our Class A common stock is generally non-voting, we are not required to comply with certain provisions of U.S. securities laws relating to proxy statements and other annual meeting materials.

Our Class A common stock is registered under Section 12 of the Exchange Act and is generally non-voting. As a result, we are not be required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of holders of our Class A common stock is required by applicable law or the rules of the NYSE. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements will not generally be available to holders of our Class A common stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the Class B Stockholder, then we will similarly not provide any of this information to the holders of our Class A common stock. In addition, we will generally not be subject to the "say-on-pay" and "say-on-frequency" provisions of the Dodd-Frank Act. As a result, our stockholders will not have an opportunity to provide a non-binding vote on the compensation of our named executive officers. Moreover, holders of our Class A common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they generally submit stockholder proposals under Rule 14a-8 of the Exchange Act.

Our certificate of incorporation states that the Class B Stockholder is under no obligation to consider the separate interests of the other stockholders and contains provisions limiting the liability of the Class B Stockholder.

Our Class A common stock is generally non-voting. As a result, all or nearly all matters required to be submitted to stockholders will be determined solely by the vote of the Class B Stockholder. Subject to applicable law, our certificate of incorporation contains provisions limiting the duties owed by the Class B Stockholder and contains provisions allowing the Class B Stockholder to favor its own interests and the interests of its controlling persons over us and the holders of our Class A common stock. Our certificate of incorporation contains provisions stating that the Class B Stockholder is under no obligation to consider the separate interests of the other stockholders (including the tax consequences to such stockholders) in deciding whether or not to authorize us to take (or decline to authorize us to take) any action as well as provisions stating that the Class B Stockholder shall not be liable to the other stockholders for damages or equitable relief for any losses, liabilities or benefits not derived by such stockholders in connection with such decisions. See "—Potential conflicts of interest may arise among the Class B Stockholder and the holders of our Class A common stock."

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

In addition, we have agreed to indemnify the Class B Stockholder and its affiliates and any member, partner, Tax Matters Partner (as defined in U.S. Internal Revenue Code of 1986, as amended (the "Code"), as in effect prior to 2018), Partnership Representative (as defined in the Code), officer, director, employee agent, fiduciary or trustee of any of KKR or its subsidiaries, any KKR Group Partnership, the Class B Stockholder or any of our or the Class B Stockholder’s affiliates and certain other specified persons (collectively, the "Indemnitees"), to the fullest extent permitted by law, against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts incurred by any Indemnitee. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the Indemnitee acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings.

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

The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our Class A common stockholders.
The market price of our Class A common stock may be highly volatile, could be subject to wide fluctuations and could decline significantly in the future. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to sell your shares at an attractive price, if at all. Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include:

•	variations in our quarterly operating results, including the accrual and payment of corporate taxes following the Conversion, which may be substantial;

•	changes in the amount of our dividends or our dividend policy;

•	taking a long-term perspective on making investment, operational and strategic decisions, which may result in significant and unpredictable variations in our quarterly returns;

•	failure to meet analysts' earnings estimates;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A common stock sufficiently;

•	additions or departures of our key management and investment personnel;

•	adverse market reaction to any acquisitions, joint ventures, reorganizations and other transactions, including incurrence of debt or issuance of securities in the future;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	a concentrated ownership of our Class A common stock or ownership by short-term investors;

•	a lack of liquidity in the trading of our Class A common stock;

•	adverse publicity about the investment management or private equity industry generally or individual scandals, specifically; and

•	general market and economic conditions.
An investment in our Class A common stock is not an investment in any of our funds, and the assets and revenues of our funds are not directly available to us.
Our Class A common stock is only securities of KKR & Co. Inc., the holding company of the KKR business. While our historical consolidated financial statements include financial information, including assets and revenues, of certain funds on a consolidated basis, and our future financial statements will continue to consolidate certain of these funds, such assets and revenues are available to the fund and not to us except to a limited extent through management fees, carried interest or other incentive income, distributions and other proceeds arising from agreements with funds, as discussed in more detail in this report.

Our Class A common stock price may decline due to the large number of shares eligible for future sale or for exchange, and issued or issuable pursuant to our equity incentive plans or as consideration in acquisitions.
The market price of our Class A common stock could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of Class A common stock in the future at a time and at a price that we deem appropriate. As of February 12, 2019, we have 533,486,948 shares of Class A common stock outstanding, which amount excludes shares beneficially owned by KKR Holdings in the form of KKR Group Partnership Units discussed below and shares available for future issuance under our Equity Incentive Plan or our New Equity Incentive Plan.
As of February 12, 2019, KKR Holdings owns 299,081,239 KKR Group Partnership Units that may be exchanged, on a quarterly basis, for our shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The market price of our Class A common stock could decline as a result of the exchange or the perception that an exchange may occur of a large number of KKR Group Partnership Units for shares of our Class A common stock. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell shares of our Class A common stock in the future at a time and at a price that they deem appropriate.
In addition, we will continue to issue additional shares of Class A common stock pursuant to our equity incentive plans, and such issuances may increase in the future as equity awards granted by KKR Holdings decrease. See "Risks Related to Our Business—If we cannot retain and motivate our employees and other key personnel and recruit, retain and motivate new employees and other key personnel, our business, results of operations and financial condition could be materially and adversely affected." As of March 29, 2019, the effective date of our New Equity Incentive Plan, 125,090,771 shares of Class A common stock, representing 15% of the aggregate number of shares of Class A common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries) outstanding at the close of business on December 31, 2018, will be available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our New Equity Incentive Plan. Thereafter, on the first day of each fiscal year beginning in 2020, the number of shares of Class A common stock available for issuance of future awards under our New Equity Incentive Plan will be adjusted upwards to 15% of the aggregate number of shares of Class A common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries) outstanding at the close of business on the last day of the immediately preceding fiscal year, minus the number of shares underlying any outstanding equity awards granted under our New Equity Incentive Plan that have not yet been delivered upon vesting. In addition, previously issued awards that were canceled or are canceled in the future, or in certain cases, withheld in respect of tax withholding obligations, are or will become available for further grant under the terms of our New Equity Incentive Plan. See "Executive Compensation—KKR & Co. Inc. Equity Incentive Plan." In the past, we have issued and sold KKR & Co. Inc. Class A common stock to generate cash proceeds to pay withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to our Equity Incentive Plan or the amount of cash delivered in respect of awards granted pursuant to our Equity Incentive Plan that are settled in cash instead of Class A common stock. We may issue and sell shares of our Class A common stock in the future for similar purposes.
We have used and in the future may continue to use Class A common stock as consideration in acquisitions and strategic investments. For example, in connection with KKR's acquisition of KFN, we issued the equivalent of approximately 104.3 million shares of our Class A common stock, in connection with KKR's acquisition of Avoca, we issued the equivalent of approximately 4.9 million shares of our Class A common stock and in connection with KKR's initial acquisition and subsequent increase in ownership of Marshall Wace, we have to date issued the equivalent of approximately 17.3 million shares of our Class A common stock. In addition, in connection with the Marshall Wace transaction or other investments or acquisitions, we may make certain future contingent payments in the form of Class A common stock. If our valuations of these transactions are not accurate or if the value of these acquisitions and investments is not realized, the value of our Class A common stock as well as our dividend per share of Class A common stock may decline.

Our issuance of preferred stock may cause the price of our Class A common stock to decline, which may negatively impact our Class A common stockholders.

Our board of directors is authorized to issue series of shares of preferred stock without any action on the part of our stockholders and, with respect to each such series, fix, without stockholder approval (except as may be required by our certificate of incorporation or any certificate of designation relating to any outstanding series of preferred stock), the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of preferred stock and the number of shares of such series. Any series of preferred stock we may issue in the future will rank senior to all of our Class A common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding-up. If we issue cumulative preferred stock in the future that has preference over our Class A common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Class A common stockholders in the limited instances in which they have the right to vote, the market price of our Class A common stock could decrease. Similarly, the limited partnership agreements of the KKR Group Partnerships authorize the general partners of the KKR Group Partnerships to issue an unlimited number of additional securities of the KKR Group Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the KKR Group Partnerships Units, and which may be exchangeable for KKR Group Partnership Units. For example, in March and June of 2016, KKR issued 13,800,000 Series A preferred units (which have subsequently been converted to shares of Series A Preferred Stock) and 6,200,000 Series B preferred units (which have subsequently been converted to shares of Series B Preferred Stock), respectively, and in connection with such issuances, the KKR Group Partnerships issued preferred units with economic terms designed to mirror KKR's respective preferred units.

Our certificate of incorporation also provides us with a right to acquire all of the then outstanding shares of Class A common stock under specified circumstances, which may adversely affect the price of our shares of Class A common stock and the ability of holders of shares of Class A common stock to participate in further growth in our stock price.
Our certificate of incorporation provides that, if at any time, either (i) less than 10% of the total shares of any class our stock then outstanding (other than Class B common stock, Class C common stock and preferred stock) is held by persons other than the Class B Stockholder and its affiliates or (ii) we are subjected to registration under the provisions of the Investment Company Act, we may exercise our right to call and purchase all of the then outstanding shares of Class A common stock held by persons other than the Class B Stockholder or its affiliates or assign this right to the Class B Stockholder or any of its affiliates. As a result, a stockholder may have his or her shares of Class A common stock purchased from him or her at an undesirable time or price and in a manner which adversely affects the ability of a stockholder to participate in further growth in our stock price.

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
The Class B Stockholder has the ability to influence our business and affairs through its ownership of the sole share of voting stock of KKR & Co. Inc., the Class B Stockholder's general ability to appoint our board of directors, and provisions under our certificate of incorporation requiring Class B Stockholder approval for certain corporate actions (in addition to approval by our board of directors). See "—Certain actions by our board of directors require the approval of the Class B Stockholder, which is controlled by our senior employees." If the holders of our Class A common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.

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

In addition, conflicts may arise relating to the selection, structuring and disposition of investments and other transactions, declaring dividends and other distributions and other matters due to the fact that our senior principals indirectly hold KKR Group Partnership Units through KKR Holdings and its subsidiaries, which are pass-through entities that are not subject to corporate income taxation.

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
The Class B Stockholder may transfer the sole outstanding share of our Class B common stock held by it to a third party upon receipt of approval to do so by our board of directors and satisfaction of certain other requirements, and without the consent of the holders of our Class A common stock and Class C common stock. Further, the members of the Class B Stockholder may sell or transfer all or part of their limited liability company interests in the Class B Stockholder at any time without KKR's approval. A new holder of our Class B common stock or new controlling members of the Class B Stockholder may appoint directors to our board of directors who have a different philosophy and/or investment objectives from those of our current directors. A new holder of our Class B common stock, new controlling members of the Class B Stockholder and/or the directors they appoint to our board of directors could also have a different philosophy for the management of our business, including the hiring and compensation of our investment professionals. If any of the foregoing were to occur, we could experience difficulty in forming new funds and other investment vehicles and in making new investments, and the value of our existing investments, our business, our results of operations and our financial condition could materially suffer.
We intend to pay periodic dividends to the holders of our Class A common stock and preferred stock, but our ability to do so may be limited by our holding company structure and contractual restrictions.
We intend to pay cash dividends on a quarterly basis. We are a holding company and have no material assets other than the KKR Group Partnership Units that we hold through wholly-owned subsidiaries and have no independent means of generating income. Accordingly, we intend to cause the KKR Group Partnerships to make distributions on the KKR Group Partnership Units, including KKR Group Partnership Units that we directly or indirectly hold, in order to provide us with sufficient amounts to fund dividends we may declare. If the KKR Group Partnerships make such distributions, other holders of KKR Group Partnership Units, including KKR Holdings, will be entitled to receive equivalent distributions pro rata based on their KKR Group Partnership Units.

The declaration and payment of dividends to our Class A common stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. The declaration and payment of dividends is subject to legal, contractual and regulatory restrictions on the payment of distributions by us or our subsidiaries, including restrictions contained in our debt agreements, the terms of our certificate of incorporation, and such other factors as the board of directors considers relevant including, among others: our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements. Under Section 170 of the Delaware General Corporation Law ("DGCL"), our board of directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. However, dividends may not be declared out of net profits if our capital, computed in accordance with DGCL, shall have been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Furthermore, by paying cash dividends rather than investing that cash in our businesses, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
Our preferred stock ranks senior to our Class A common stock with respect to the payment of dividends. Unless dividends have been declared and paid or declared and set apart for payment on the preferred stock for a quarterly dividend period, during the remainder of that dividend period we may not declare or pay or set apart payment for dividends on any class of stock of KKR & Co. Inc. that are junior to the preferred stock, including our Class A common stock, and we may not repurchase any such junior stock.
Dividends on the preferred stock are discretionary and non-cumulative. Holders of preferred stock will only receive dividends on their shares of preferred stock when, as and if declared by our board of directors. If dividends on a series of the preferred stock have not been declared and paid for the equivalent of six or more quarterly dividend periods, whether or not consecutive, holders of the preferred stock, together as a class with holders of any other series of parity stock with like voting rights, will be entitled to vote for the election of two additional directors to our board of directors. When quarterly dividends have been declared and paid on such series of the preferred stock for four consecutive quarters following such a nonpayment event, the right of the holders of the preferred stock and such parity stock to elect these two additional directors will cease, the terms of office of these two directors will forthwith terminate and the number of directors constituting our board of directors will be reduced accordingly. Additional risks related to our Series A Preferred Stock and Series B Preferred Stock are contained in the prospectus supplement relating to the respective securities.
We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our Class A common stock for KKR Group Partnership Units and related transactions.
We are required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. Certain of these exchanges are expected to result in an increase in our share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in our business that would not otherwise have been available. This increase in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings or to current and former principals who have exchanged KKR Holdings units for shares of Class A common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax that we realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings we actually realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. These payment obligations are obligations of KKR & Co. Inc. and certain of its intermediate holding companies and not of any KKR Group Partnership. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our taxable income, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnerships, the payments that we may be required to make to KKR Holdings or transferees of its KKR Group Partnership Units will be substantial.
We recorded $117.9 million in our consolidated statements of financial condition as of December 31, 2018, representing the estimated aggregate future payment amount, on an undiscounted basis, under the tax receivable agreement as of such date for previously exchanged KKR Holdings units. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Other Liquidity Needs—Contractual Obligations, Commitments and Contingencies." As of December 31, 2018, 299.1 million KKR Holdings units (the "Remaining KKR Holdings Units") remained available for exchange into shares of our Class A common stock. The present value of our aggregate cash tax savings is highly dependent on the assumed discount rate used for its calculation. Assuming (i) all of the Remaining KKR Holdings Units had been exchanged for shares of our Class A common stock on December 31, 2018, (ii) all such exchanges were taxable to the exchanging unitholders, (iii) the market value of our Class A common stock was $19.63 per share (which was the closing price on December 31, 2018), and (iv) our effective tax rate, for federal, state and local income tax combined, was 23.25%, we estimate that the present value of our aggregate cash tax savings over the next 15 years attributable to such hypothetical exchange of the Remaining KKR Holdings Units would have been approximately $807 million assuming a 7% per annum discount rate and approximately $529 million assuming a 15% per annum discount rate. Using the assumptions above, we estimate our payments under the tax receivable agreement to KKR Holdings and current and former principals who exchange KKR Holdings units in the future to be 85% of the foregoing amounts, or $686 million using a 7% discount rate and $450 million using a 15% discount rate. The estimates above also assume that we would have taxable income sufficient to fully utilize the deductions arising from the increase in tax basis and any interest imputed with respect to our payment obligations under the tax receivable agreement, and that there would be no future changes to federal, state or local income tax rates. The assumptions and estimates described above are for illustrative purposes only. These estimates are not intended to be a projection of any future financial results, and the actual increases in tax basis and any payments under the tax receivable agreement resulting from any exchanges of KKR Holdings units that occur in the future are expected to vary materially from these estimates. Moreover, the method for calculating the estimated aggregate future payment amount recorded in our financial statements differs in material respects from the assumptions used to calculate the present value of our aggregate cash tax savings over the next 15 years attributable to the hypothetical exchange of all Remaining KKR Holding Units. For example, no discount rate has been applied to the estimated aggregate future payment amount for previously exchanged KKR Holdings units.
We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise. In particular, our obligations under the tax receivable agreement would be effectively accelerated in the event of an early termination of the tax receivable agreement by us or in the event of certain mergers, asset sales and other forms of business combinations or other changes of control. In these situations, we would be required to pay an early termination payment based upon the net present value of all tax benefits that would be required to be paid by us to KKR Holdings and current and former principals who have exchanged KKR Holdings units. The method used to calculate the early termination payment is prescribed in the tax receivable agreement and the assumptions used for this purpose, including an applicable discount rate, which currently is LIBOR (as defined) plus 1% (LIBOR plus 1% was 3.50269% as of December 31, 2018), differ in material respects from the assumptions used to calculate the estimated present value of our aggregate cash tax savings for the hypothetical exchange of all Remaining KKR Holdings Units or the estimated payment amount for previously exchanged KKR Holdings units that is recorded in our financial statements. Accordingly, as of December 31, 2018, the amount of early termination payment would have been significantly larger than the present value of the estimated payments under the tax receivable agreement described above. At the time of the filing of this Annual Report, we have no intention to exercise the early termination right.
Payments under the tax receivable agreement will be based upon the tax reporting positions that we will determine. We are not aware of any issue that would cause the Internal Revenue Service (the “IRS”) to challenge a tax basis increase. However, neither KKR Holdings nor its transferees will reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase, or the tax benefits we claim arising from such increase, is successfully challenged by the IRS. As a result, in certain circumstances, payments to KKR Holdings or its transferees under the tax receivable agreement could be in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.
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
With regard to the provision described in the second bullet point above, we have no material assets other than our equity interests in subsidiaries, which in turn have no material assets other than equity interests, directly or indirectly, in the KKR Group Partnerships. Through these interests, we indirectly are the sole general partners of the KKR Group Partnerships and indirectly are vested with all management and control over the KKR Group Partnerships. We do not believe our equity interests in our subsidiaries are investment securities, and we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities. Accordingly, based on our determination, less than 40% of the partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. However, our subsidiaries have a significant number of investment securities, and we expect to make investments in other investment securities from time to time. We monitor these holdings regularly to confirm our continued compliance with the 40% test described in the second bullet point above. The need to comply with this 40% test may cause us to restrict our business and subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, sell investment securities, including on unfavorable terms, acquire assets or businesses that could change the nature of our business or potentially take other actions that may be viewed as adverse by the holders of our Class A common stock, in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act.
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
On August 31, 2011 the SEC published an advance notice of proposed rulemaking regarding Rule 3a-7 under the Investment Company Act and a concept release seeking information on Section 3(c)(5)(C) of the Investment Company Act, two provisions with which KKR's subsidiaries, including KFN, must comply under the 40% test described above. Among the issues for which the SEC has requested comment is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC is also seeking information about the nature of entities that invest in mortgages and mortgage-related pools and how the SEC staff's interpretive positions in connection with Section 3(c)(5)(C) affect these entities. Although no further action has been taken by the SEC, any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit KKR's ability, or the ability of any of its subsidiaries, including KFN, to pursue its current or future operating strategies, which could have a material adverse effect on us.
We may from time to time undertake internal reorganizations that may adversely impact our business and results of operations.

On July 1, 2018, we converted from a Delaware limited partnership to a Delaware corporation. From time to time, we may undertake other internal reorganizations in an effort to simplify our organizational structure, streamline our operations or for other operational reasons. Such internal reorganization may involve, among other things, the combination or dissolution of certain of our existing subsidiaries and the creation of new subsidiaries. These transactions could be disruptive to our business, result in significant expense, require regulatory approvals, and fail to result in the intended or expected benefits, any of which could adversely impact our business and results of operations.

Other anti-takeover provisions in our charter documents could delay or prevent a change in control.
In addition to the provisions described elsewhere relating to the Class B Stockholder's control, other provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by, for example:

•	permitting our board of directors to issue one or more series of preferred stock;

•	requiring advance notice for stockholder proposals and nominations if they are ever permitted by applicable law; and

•	placing limitations on convening stockholder meetings.
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

On October 29, 2015, we entered into agreements relating to the construction and development of office space at 30 Hudson Yards in New York, New York to serve as our principal executive offices beginning in 2020. Upon the satisfaction of the conditions specified in the development agreement, we will take delivery of the completed office space in 2019.

ITEM 3.  LEGAL PROCEEDINGS.

The section entitled "Litigation" appearing in Note 16 "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our Class A common stock are listed on the NYSE under the symbol "KKR."

The number of holders of record of our Class A common stock as of February 12, 2019 was 28. This does not include the number of stockholders that hold shares in "street-name" through banks or broker-dealers.

Dividend Policy

Under our dividend policy for Class A common stock, we expect to pay our Class A common stockholders an annualized dividend of $0.50 per share of Class A common stock, equal to a quarterly dividend of $0.125 per share of Class A common stock. Our regular dividend of $0.125 per share of Class A common stock was declared on February 1, 2019 for the quarter ended December 31, 2018.

Because we make our investment in our business through a holding company structure and the applicable holding companies do not own any material cash-generating assets other than their direct and indirect holdings in KKR Group Partnership Units, dividends are expected to be funded in the following manner:

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

•
Third, we will distribute to holders of our Class A common stock, Series A Preferred Stock and Series B Preferred Stock the amount of dividends declared by our board of directors from the distributions that we receive from our holding companies through which we invest.

The limited partnership agreements of the KKR Group Partnerships provide for cash distributions, which are referred to as "tax distributions," to the partners of such partnerships if we determine that the taxable income of the relevant partnership will give rise to taxable income for its partners, including indirectly KKR Holdings. The KKR Group Partnerships may make tax distributions in the future, from time to time, to provide distributions to pay for the U.S. or non-U.S. tax liabilities of the partners of KKR Holdings.

The declaration and payment of any dividends to holders of our Class A common stock, Series A Preferred Stock or Series B Preferred Stock are subject to the discretion of our board of directors, which may change our dividend policy at any time or from time to time, and the terms of our certificate of incorporation. There can be no assurance that dividends will be made as intended or at all or that any particular dividend policy will be maintained. When KKR & Co. Inc. receives distributions from the KKR Group Partnerships (the holding companies of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. Furthermore, the declaration and payment of distributions and dividends is subject to legal, contractual and regulatory restrictions on the payment of dividends and distributions by us or our subsidiaries, including restrictions contained in our debt agreements, the terms of our preferred stock, and such other factors as the board of directors considers relevant including, among others: our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Cash." In addition, under Section 170 of the DGCL, our board of directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Class A Common Stock Repurchases in the Fourth Quarter of 2018

On May 3, 2018, we announced an increase to the available amount under our repurchase program to $500 million, which represented an increase of approximately $209 million from amounts then remaining under the program.

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

In addition to the repurchases of Class A common stock described above, subsequent to May 3, 2018, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan (and any successor equity plan thereto) representing the right to receive shares of Class A common stock. During the year ended December 31, 2018, KKR paid approximately $99 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of Class A common stock or its equivalent upon the vesting of equity awards representing 4.2 million shares of Class A common stock. From October 27, 2015 through December 31, 2018, KKR has paid approximately $236 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of Class A common stock or its equivalent upon the vesting of equity awards representing 12.6 million shares of Class A common stock. Of these amounts, equity awards representing 11.0 million shares of Class A common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.

The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our Class A common stock during the fourth quarter of 2018. 4,182,217 shares of Class A common stock were repurchased during the fourth quarter of 2018. From inception of the repurchase program through December 31, 2018, we have repurchased a total of approximately 39.2 million shares of Class A common stock under the program at an average price of approximately $16.11 per share.

Issuer Purchases of Class A common stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2018 to October 31, 2018)	527,515	$24.78	35,560,011	$360,806
Month #2 (November 1, 2018 to November 30, 2018)	1,849,400	$22.70	37,409,411	$318,827
Month #3 (December 1, 2018 to December 31, 2018)	1,805,302	$20.73	39,214,713	$281,397
Total through December 31, 2018	4,182,217
(1) In addition to share repurchases, amounts have been reduced for any retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan as described above.

Unregistered Sale of Equity Securities

As of December 31, 2018, all remaining exchangeable securities issued in connection with the acquisition of Avoca were exchanged for an equal number of shares of our Class A common stock.

On November 30, 2018, KKR acquired an additional 5.0% interest in Marshall Wace after the exercise of one of the options agreed to between Marshall Wace and KKR. As partial consideration, KKR issued 5,238,889 shares of Class A common stock to affiliates of Marshall Wace in a private transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act. For a further discussion of the transaction, see Item 8. Financial Statements and Supplementary Data—Note 4 "Investments—Equity Method."

Other Equity Securities

During the fourth quarter of 2018, 4,025,754 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of shares of our Class A common stock. This resulted in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings. On February 13, 2019, approximately 0.4 million KKR Group Partnership Units were exchanged by KKR Holdings into an equal number of shares of our Class A common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. We derived the selected historical consolidated financial data as of December 31, 2018 and 2017 and for the years ending December 31, 2018, 2017 and 2016 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical consolidated financial data as of December 31, 2016, 2015, and 2014 and for the years ended December 31, 2015 and 2014 from our audited consolidated financial statements, which are not included in this report. You should read the following data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report.

On January 1, 2016, KKR adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"), which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, assets, liabilities, and noncontrolling interests from our investment funds that had previously been consolidated are no longer included in the statement of financial condition. Additionally, when an investment fund is consolidated, management fees, fee credits and carried interest earned from consolidated funds are eliminated in consolidation and as such are not recorded in Fees and Other. The economic impact of these management fees, fee credits and carried interests that are eliminated is reflected as an adjustment to noncontrolling interests and has no impact to Net Income Attributable to KKR & Co. Inc. KKR adopted this guidance using the modified retrospective method. As a result, no retrospective adjustment is required and prior periods presented under GAAP have not been impacted.

Prior to January 1, 2018, to the extent an investment fund was not consolidated, KKR accounted for carried interest within Revenues separately from its general partner capital interest, which was included within Investment Income (Loss) in the consolidated statements of operations. Effective January 1, 2018, the carried interest component of the general partner interest and the capital interest KKR holds in its investment funds as the general partner are accounted for as a single unit of account and reported within Revenues in the consolidated statements of operations. This change in accounting principle has been applied on a full retrospective basis. See Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements included elsewhere in this report.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(all dollars are in thousands, except share data)
Statements of Operations Data:
Total Revenues	$2,395,836	$3,557,280	$2,040,018	$1,043,768	$1,110,008
Total Expenses	2,089,477	2,336,692	1,695,474	1,871,225	2,196,067
Total Investment Income (Loss)	1,950,489	1,563,780	630,681	6,169,125	6,544,748
Income (Loss) Before Taxes	2,256,848	2,784,368	975,225	5,341,668	5,458,689
Income Tax Expense (Benefit)	(194,098)	224,326	24,561	66,636	63,669
Net Income (Loss)	2,450,946	2,560,042	950,664	5,275,032	5,395,020
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(37,352)	73,972	(8,476)	(4,512)	(3,341)
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	1,357,235	1,467,765	649,833	4,791,062	4,920,750
Net Income (Loss) Attributable to KKR & Co. Inc.	1,131,063	1,018,305	309,307	488,482	477,611
Series A Preferred Stock Dividends	23,288	23,288	17,337	—	—
Series B Preferred Stock Dividends	10,076	10,076	4,898	—	—
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$1,097,699	$984,941	$287,072	$488,482	$477,611

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock
Basic	$2.14	$2.10	$0.64	$1.09	$1.25
Diluted	$2.06	$1.95	$0.59	$1.01	$1.16
Weighted Average Shares of Class A Common Stock Outstanding
Basic	514,102,571	468,282,642	448,905,126	448,884,185	381,092,394
Diluted	533,707,039	506,288,971	483,431,048	482,699,194	412,049,275

	As of December 31,
	2018	2017	2016	2015	2014
	(all dollars are in thousands)
Statements of Financial Condition Data:
Total Assets	$50,743,375	$45,834,719	$39,002,897	$71,042,339	$65,872,745
Total Liabilities	$25,360,766	$25,171,919	$21,884,814	$21,574,754	$14,168,684
Redeemable Noncontrolling Interests	$1,122,641	$610,540	$632,348	$188,629	$300,098
Noncontrolling Interests	$15,610,358	$12,866,324	$10,545,902	$43,731,774	$46,004,377
Appropriated Capital	$—	$—	$—	$—	$16,895
Total KKR & Co. Inc. Stockholders' Equity (1)	$8,649,610	$7,185,936	$5,939,833	$5,547,182	$5,382,691

(1)
Total KKR & Co. Inc. stockholders' equity (including Series A and B preferred stock) reflects only the portion of equity attributable to KKR & Co. Inc. (64.1% interest in the KKR Group Partnerships as of December 31, 2018) and differs from book value reported on a segment basis primarily as a result of the exclusion of the allocations of equity to KKR Holdings. KKR Holdings' 35.9% interest in the KKR Group Partnerships as of December 31, 2018 is reflected as noncontrolling interests and is not included in total KKR & Co. Inc. stockholders' equity. For periods prior to December 31, 2018, equity attributable to KKR & Co. Inc. differs from book value reported on a segment basis primarily as a result of the exclusion of the equity impact of KKR Management Holdings Corp. and allocations of equity to KKR Holdings.

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

Overview of Business

For a discussion about our business lines, our reportable segment, and our firm, see Item 1. "Business."

Business Environment

Economic and Market Conditions
Economic Conditions. As a global investment firm, we are affected by financial and economic conditions globally. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting the values of the investments we make, our ability to exit these investments profitably, our ability to raise capital from investors, and our ability to make new investments. Financial and economic conditions in the United States, European Union, Japan, China, and other major economies are significant contributors to the global economy.

As of December 31, 2018, key economic indicators of U.S. economic growth, including GDP growth, unemployment and inflation, remained at healthy levels despite the volatility of the U.S. stock market at the end of 2018. However, economic projections presented at a meeting of the Federal Open Market Committee in December 2018 signaled an expected slow-down in U.S. GDP growth in 2019 compared to 2018. The U.S. Federal Reserve suspended its plans to continue raising its benchmark interest rate and held the rate steady in January 2019, after four rate increases in 2018. In the United States, real GDP growth is estimated to be 2.9% for the full year ended December 31, 2018, compared to 2.2% in the prior year; the U.S. unemployment rate was 3.9% as of December 31, 2018, down from 4.1% as of December 31, 2017; U.S. core consumer price index was 2.2% on a year-over-year basis as of December 31, 2018, up from 1.8% on a year-over-year basis as of December 31, 2017; and the effective federal funds rate set by the U.S. Federal Reserve was 2.4% as of December 31, 2018, up from 1.3% as of December 31, 2017.
As of December 31, 2018, the European Union showed signs of slow-down in economic growth, with concerns of a potential recession in Italy and rising uncertainty over the terms of Britain's exit from the European Union. The European Central Bank decided to end its quantitative easing program at the end of December 2018, which added to the concern about the slowing economic growth in the region. In the Euro Area, real GDP growth is estimated to be 1.9% for the year ended December 31, 2018 down from 2.4% in the prior year; the Euro Area unemployment rate was 7.9% as of December 31, 2018, down from 8.6% as of December 31, 2017; Euro Area core inflation was 1.0% on a year-over-year basis as of December 31, 2018, up from 0.9% as of December 31, 2017; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of December 31, 2018, unchanged from December 31, 2017.
As of December 31, 2018, the Bank of Japan maintained its accommodative monetary policy and projected a continued "expanding trend" for the economy through 2020. Chinese economic growth slowed during the fourth quarter of 2018 amid China's ongoing trade conflicts with the United States. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of December 31, 2018, unchanged from December 31, 2017; and in China, reported real GDP is estimated to be 6.6% in the year ended December 31, 2018, below the 6.8% reported for the year ended December 31, 2017.
These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. Other key issues include (i) political uncertainty caused by, among other things, populist political parties and economic nationalist sentiments, (ii) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, and austerity programs, (iii) increased volatility in stock markets, (iv) the U.S. Federal Reserve potentially raising its benchmark interest rates again and (v) technological advancements and innovations that may disrupt marketplaces and businesses. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition."
Equity and Credit Markets. Global equity and credit markets have a substantial effect on our financial condition and results of operations. In general, a climate of reasonable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns, which also impacts our ability to generate incentive fees and carried interest. Periods of volatility and dislocation in the capital markets present substantial risks, but also can present us with opportunities to invest at reduced valuations that position us for future growth and investment returns. Low interest rates related to monetary stimulus and economic stagnation may negatively impact expected returns on all types of investments. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies have caused, and may further cause, the default risk of these countries to increase, and this could impact the operations or value of our investments that operate in these regions. Areas such as Japan, which have ongoing central bank quantitative easing campaigns and comparatively low interest rates relative to the United States, could potentially experience further currency volatility and weakness relative to the U.S. dollar.

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the year ended December 31, 2018, global equity markets were negative, with the S&P 500 Index down 4.4% and the MSCI World Index down 8.2% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (the "VIX"), a measure of volatility, ended at 25.4 as of December 31, 2018, increasing from 11.0 as of December 31, 2017. However, since December 31, 2018, the U.S. equity market has experienced a significant rebound, coinciding with a decrease in volatility. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" and "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies."
Many of our investments are also in non-investment grade credit instruments, and our funds and our portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightening credit spreads are generally expected to lead to an increase, and widening credit spreads are generally expected to lead to a decrease, in the value of these credit investments, if not offset by hedging or other factors. In addition, the significant widening of credit spreads is also typically expected to negatively impact equity markets, which in turn would negatively impact our portfolio and us as noted above. During the year ended December 31, 2018, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widened by 60 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) widened by 170 basis points. The non-investment grade credit indices were mixed during the year ended December 31, 2018, with the S&P/LSTA Leveraged Loan Index up 0.4% and the BofAML HY Master II Index down 2.3%. During the year ended December 31, 2018, 10-year government bond yields rose 28 basis points in the United States, rose 9 basis points in the United Kingdom, fell 19 basis points in Germany, fell 58 basis points in China, and fell 5 basis points in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition."

For further discussion of the impact of global credit markets on our financial condition and results of operations, see "Risk Factors—Risks Related to the Assets We Manage—Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or to refinance existing debt and may increase the cost of such financing or refinancing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income," "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly." For a further discussion of our valuation methods, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies."
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the year ended December 31, 2018, the euro fell 4.5%, the British pound fell 5.6%, the Japanese yen rose 2.7%, and the Chinese renminbi fell 5.4%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "—Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk."

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the year ended December 31, 2018, the long-term price of WTI crude oil decreased approximately 6%, while the long-term price of natural gas decreased approximately 8%. The long-term price of WTI crude oil decreased from approximately $53 per barrel to $50 per barrel, and the long-term price of natural gas decreased from approximately $2.82 per mcf to $2.60 per mcf as of December 31, 2017 and December 31, 2018, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In addition, because we hold certain energy assets, which had a fair value of $0.7 billion as of December 31, 2018 on our balance sheet, these price movements would have an amplified impact on our financial results, to the extent unhedged, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly."

Business Conditions
Our segment revenues consist of fees, performance income and investment income. Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation or income. Since 2010, we have expanded into strategies such as energy, infrastructure, real estate, growth equity, core, credit and, through hedge fund partnerships, hedge funds. In several of these strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Americas Fund XII, Asian Fund III and our Real Estate Partners Americas II fund exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship private equity funds or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. New capital organically raised in AUM for the fiscal years ended December 31, 2018, 2017 and 2016 were $34.0 billion, $38.7 billion and $28.8 billion, respectively. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business."

Our ability to successfully deploy capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital available to us and participate in capital markets transactions. Greater competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Additionally, because we seek to make investments that have an ability to achieve our targeted returns while taking on a reasonable level of risk, we may experience periods of reduced investment activity. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. Reduced levels of transaction activity also tends to result in reduced potential future investment gains, lower transaction fees and lower fees for our Capital Markets business line, which may earn fees in the syndication of equity or debt. Capital invested for the fiscal years ended December 31, 2018, 2017 and 2016 were $20.2 billion, $18.4 billion and $11.0 billion, respectively, and syndicated capital for the fiscal years ended December 31, 2018, 2017 and 2016 were $6.3 billion, $4.7 billion and $1.2 billion, respectively.
Our ability to realize investments. Challenging market and economic conditions may adversely affect our ability to exit and realize value from our investments and result in lower-than-expected returns. Although the equity markets are not the only means by which we exit investments, the strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in our private equity portfolio companies in a timely manner. We may also realize investments through strategic sales. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our investments. For the years ended December 31, 2018, 2017 and 2016, through exit activity in our investments, we realized investment income of $651.8 million, $479.7 million, and $694.4 million, respectively, and carried interest of $1.2 billion, $1.2 billion and $1.3 billion, respectively in each case on a segment basis.

Basis of Accounting

We consolidate the financial results of the KKR Group Partnerships and their consolidated entities, which include the accounts of our investment management and capital markets companies, the general partners of unconsolidated funds and vehicles, general partners of certain funds that are consolidated and their respective consolidated funds and certain other entities including certain CLOs and CMBS. We refer to CLOs and CMBS as collateralized financing entities ("CFEs").

When an entity is consolidated, we reflect the accounts of the consolidated entity, including its assets, liabilities, revenues, expenses, investment income, cash flows and other amounts, on a gross basis. While the consolidation of a consolidated fund or entity does not have an effect on the amounts of Net Income Attributable to KKR or KKR's stockholders' capital that KKR reports, the consolidation does significantly impact the financial statement presentation under GAAP. This is due to the fact that the accounts of the consolidated entities are reflected on a gross basis while the allocable share of those amounts that are attributable to third parties are reflected as single line items. The single line items in which the accounts attributable to third parties are recorded are presented as noncontrolling interests on the consolidated statements of financial condition and net income attributable to noncontrolling interests on the consolidated statements of operations.

For a further discussion of our consolidation policies, see Item 8. Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies."

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

For a further discussion of our revenue policies, see Item 8. Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies."

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

All employees and employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability, and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, in the past cash bonuses that are paid to certain employees have been borne by KKR Holdings. These bonuses have historically been funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because employees are not entitled to receive distributions on units that are unvested, any amounts allocated to employees in excess of an employee's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are currently recorded based on the amount of cash expected to be paid by KKR Holdings. Because KKR makes only fixed quarterly dividends, the distributions made on KKR Group Partnership Units underlying any unvested KKR Holdings units are generally insufficient to fund annual cash bonus compensation to the same extent as in periods prior to the fourth quarter of 2015. In addition, substantially all remaining units in KKR Holdings have been allocated and, while subject to a 5 year vesting period, will become fully vested by 2021, thus decreasing the amount of distributions received by KKR Holdings that are available for annual cash bonus compensation. We, therefore, expect to pay all or substantially all of the cash bonus payments from KKR's cash from operations and the carry pool; although, from time to time, KKR Holdings may contribute to the cash bonus payments in the future. For the year ending December 31, 2018, no cash bonuses were contributed by KKR Holdings and all amounts paid were funded from other sources, including cash from our operations and the carry pool. See "Risks Related to Our Business—If we cannot retain and motivate our principals and other key personnel and recruit, retain and motivate new principals and other key personnel, our business, results and financial condition could be adversely affected" regarding the adequacy of such distributions to fund future discretionary cash bonuses.

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

General, Administrative and Other

General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges, expenses (including impairment charges) incurred by oil and gas-producing entities that are consolidated, costs incurred in connection with pursuing potential investments that do not result in completed transactions ("broken-deal expenses"), and other general operating expenses. A portion of these general administrative and other expenses, in particular broken-deal expenses, are borne by fund investors.
Investment Income (Loss)

Net Gains (Losses) from Investment Activities

Net gains (losses) from investment activities consist of realized and unrealized gains and losses arising from our investment activities as well as income earned from certain equity method investments. Fluctuations in net gains (losses) from investment activities between reporting periods is driven primarily by changes in the fair value of our investment portfolio as well as the realization of investments. The fair value of, as well as the ability to recognize gains from, our investments is significantly impacted by the global financial markets, which, in turn, affects the net gains (losses) from investment activities recognized in any given period. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time. For a further discussion of our fair value measurements and fair value of investments, see "—Critical Accounting Policies—Fair Value Measurements."

Dividend Income

Dividend income consists primarily of distributions that we and our consolidated investment funds receive from portfolio companies in which they invest. Dividend income is recognized primarily in connection with (i) dispositions of operations by portfolio companies, (ii) distributions of cash generated from operations from portfolio investments, and (iii) other significant refinancings undertaken by portfolio investments.

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

As a result of the Conversion, KKR recognized a partial step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. On the date of the Conversion, we recorded an estimated net tax benefit and estimated net deferred tax asset of $257.1 million relating to this partial step-up in tax basis.  The actual amount of the partial step-up in tax basis when it is finally determined is expected to differ, possibly materially, from the current estimate, which in turn is expected to cause our income tax provision and effective tax rate under GAAP to differ, possibly to a material extent, from the current estimate. See Item 8. Financial Statements and Supplementary Data—Note 11 "Income Taxes."

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties. We review our tax positions quarterly and adjust our tax balances as new information becomes available.

For a further discussion of our income tax policies, see Item 8. Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies" and Note 11 "Income Taxes."

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

For a further discussion of our noncontrolling interests policies, see Item 8. Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies."

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

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP, if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within Item 8. Financial Statements and Supplementary Data—Note 14 "Segment Reporting" and under "—Segment Balance Sheet."

Adjusted Shares

Adjusted shares are used as a measure of the total common equity ownership of KKR that is held by KKR & Co. Inc. (including equity awards issued under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "Equity Incentive Plan"), but excluding preferred stock), KKR Holdings and other holders of securities exchangeable into Class A common stock of KKR & Co. Inc. and represent the fully diluted share count of Class A common stock using the if-converted method. We believe this measure is useful to stockholders as it provides an indication of the total common equity ownership of KKR as if all outstanding KKR Holdings units, equity awards issued under the Equity Incentive Plan and other exchangeable securities had been exchanged for Class A common stock of KKR & Co. Inc. The 6.75% Series A Preferred Stock ("Series A Preferred Stock") and 6.50% Series B Preferred Stock ("Series B Preferred Stock") are not exchangeable for Class A common stock of KKR & Co. Inc.

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

After-tax Distributable Earnings

After-tax distributable earnings is a performance measure of KKR’s earnings on a segment basis excluding mark-to-market gains (losses). Starting with the second quarter of 2018, it is defined as the amount of net realized earnings of KKR for a given reporting period, after deducting equity-based compensation. KKR revised the definition of after-tax distributable earnings starting in the second quarter of 2018, because it reflects how the chief operating decision makers allocate resources and assess performance of KKR’s business. KKR believes that after-tax distributable earnings is useful to stockholders as it aligns KKR’s net realization performance with the manner in which KKR receives its revenues and determines the compensation of its employees. After-tax distributable earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy. Historically, equity-based compensation expense relating to the Equity Incentive Plan was not reflected in our calculation of after-tax distributable earnings. Under KKR’s segment presentation, equity-based compensation expense is included in after-tax distributable earnings as a component of compensation expense in order to reflect the dilutive nature of these non-cash equity-based awards. For comparability, after-tax distributable earnings for the comparable prior periods have been calculated using this definition.

Assets Under Management ("AUM")

Assets under management represent the assets managed or advised by KKR from which KKR is entitled to receive fees or a carried interest (either currently or upon deployment of capital), general partner capital, and assets managed or advised by strategic BDC partnership and hedge fund managers in which KKR holds a minority ownership interest. We believe this measure is useful to stockholders as it provides additional insight into the capital raising activities of KKR and its hedge fund managers and the overall activity in their investment funds and other managed capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or carried interest; (iii) the fair value of investments in KKR's co-investment vehicles; (iv) the par value of outstanding CLOs (excluding CLOs wholly-owned by KKR); (v) KKR's pro rata portion of the AUM of hedge fund managers in which KKR holds a minority ownership interest; (vi) all AUM of the strategic BDC partnership with FS Investments; and (vii) the fair value of other assets managed by KKR. The pro rata portion of the AUM of hedge fund managers is calculated based on KKR’s percentage ownership interest in such entities multiplied by such entity’s respective AUM. KKR's definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

Book Value

Book value is a measure of the net assets of KKR’s reportable segment and is used by management primarily in assessing the unrealized value of KKR’s investments and other assets, including carried interest. We believe this measure is useful to stockholders as it provides additional insight into the assets and liabilities of KKR excluding the assets and liabilities that are allocated to noncontrolling interest holders and to the holders of the Series A and Series B Preferred Stock. As of September 30, 2018 and following the Conversion, KKR's segment balance sheet reflects KKR's tax assets and liabilities as prepared under GAAP.

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

Fee Related Earnings ("FRE")

Fee related earnings is a supplemental measure of earnings of KKR on a segment basis before performance income and investment income. KKR believes this measure may be useful to stockholders as it provides additional insight into the profitability of KKR’s fee generating management companies and capital markets businesses. Starting with the second quarter of 2018, fee related earnings is calculated as KKR’s total Fees and Other, Net, multiplied by KKR’s segment operating margin. For purposes of the fee related earnings calculation, segment operating margin is calculated as Segment Operating Earnings, before equity-based compensation, divided by total segment revenues. Historically, fee related earnings was calculated as operating earnings of KKR on a segment basis before performance income, related performance income compensation and investment income. KKR revised the definition of fee related earnings starting in the second quarter of 2018 to provide supplemental information about fees generated from KKR’s management companies and capital markets business because KKR believes it provides increased transparency on KKR’s underlying financial results to the stockholders. Fee related earnings for the comparable prior periods have been calculated using this definition.

Income Taxes Paid

Income taxes paid represents the estimated total tax impact on KKR’s distributable earnings before taxes. This amount is the implied amount of income taxes that would be paid assuming that all pre-tax distributable earnings were allocated to KKR & Co. Inc., which would occur following an exchange of all KKR Holdings units for Class A common stock of KKR & Co. Inc.

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

Syndicated Capital

Syndicated capital is the aggregate amount of capital in transactions originated by KKR and its investment funds and carry-yielding co-investment vehicles, which has been distributed to third parties, generally in exchange for a fee. It does not include (i) capital invested in such transactions by KKR investment funds and carry-yielding co-investment vehicles, which is instead reported in capital invested, (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds, and (iii) debt capital that is either underwritten or arranged on a best efforts basis. Syndicated capital is used as a measure of investment activity for KKR during a given period, and we believe that this measure is useful to stockholders as it provides additional insight into levels of syndication activity in KKR's Capital Markets business line and across KKR's investment platform.

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

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the years ended December 31, 2018 and 2017. You should read this discussion in conjunction with the consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our reportable segment in these periods, see "—Segment Analysis."

Year ended December 31, 2018 compared to year ended December 31, 2017

	Year Ended
	December 31, 2018	December 31, 2017	Change
	($ in thousands)
Revenues
Fees and Other	$1,841,326	$1,541,604	$299,722
Capital Allocation-Based Income	554,510	2,015,676	(1,461,166)
Total Revenues	2,395,836	3,557,280	(1,161,444)

Expenses
Compensation and Benefits	1,374,363	1,695,490	(321,127)
Occupancy and Related Charges	59,706	58,722	984
General, Administrative and Other	655,408	582,480	72,928
Total Expenses	2,089,477	2,336,692	(247,215)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,254,832	928,144	326,688
Dividend Income	175,154	202,115	(26,961)
Interest Income	1,396,532	1,242,419	154,113
Interest Expense	(876,029)	(808,898)	(67,131)
Total Investment Income (Loss)	1,950,489	1,563,780	386,709

Income (Loss) Before Taxes	2,256,848	2,784,368	(527,520)

Income Tax (Benefit)	(194,098)	224,326	(418,424)

Net Income (Loss)	2,450,946	2,560,042	(109,096)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(37,352)	73,972	(111,324)
Net Income (Loss) Attributable to Noncontrolling Interests	1,357,235	1,467,765	(110,530)
Net Income (Loss) Attributable to KKR & Co. Inc.	1,131,063	1,018,305	112,758

Series A Preferred Stock Dividends	23,288	23,288	—
Series B Preferred Stock Dividends	10,076	10,076	—

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$1,097,699	$984,941	$112,758

Revenues

For the years ended December 31, 2018 and 2017, revenues consisted of the following:

	Year Ended
	December 31, 2018	December 31, 2017	Change
	($ in thousands)
Management Fees	$724,558	$700,245	$24,313
Fee Credits	(231,943)	(257,401)	25,458
Transaction Fees	988,954	783,952	205,002
Monitoring Fees	87,545	82,238	5,307
Incentive Fees	14,038	4,601	9,437
Expense Reimbursements	146,989	121,927	25,062
Oil and Gas Revenue	51,465	63,460	(11,995)
Consulting Fees	59,720	42,582	17,138
Total Fees and Other	1,841,326	1,541,604	299,722

Carried Interest	441,529	1,740,661	(1,299,132)
General Partner Capital Interest	112,981	275,015	(162,034)
Total Capital Allocation-Based Income	554,510	2,015,676	(1,461,166)

Total Revenues	$2,395,836	$3,557,280	$(1,161,444)

Prior to January 1, 2018, to the extent an investment fund was not consolidated, KKR accounted for carried interest within Fees and Other separately from its general partner capital interest, which was included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Effective January 1, 2018, the carried interest component of the general partner interest and the capital interest KKR holds in its investment funds as the general partner are accounted for as a single unit of account and reported in capital allocation-based income within Revenues in the consolidated statements of operations. This change in accounting principle has been applied on a full retrospective basis. See Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements included elsewhere in this report.

Total Fees and Other for the year ended December 31, 2018 increased compared to the year ended December 31, 2017 primarily as a result of an increase in transaction fees, management fees and expense reimbursements, and a decrease in fee credits. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. Transaction and monitoring fees earned that generate these fee credits are not eliminated upon consolidation because those fees are earned from KKR portfolio companies which are not consolidated. Accordingly, certain transaction and monitoring fees are reflected in revenues without a corresponding fee credit. These increases were partially offset by a decrease in oil and gas revenue.

For a more detailed discussion of the factors that affected our transaction fees and monitoring fees during the period, see "—Segment Results—Segment Revenues."

The increase in management fees during the year ended December 31, 2018 compared to the prior period was due primarily to management fees earned from our Asian Fund III and Global Infrastructure Investors III Fund which entered their investment periods in the second quarter of 2017 and the second quarter of 2018, respectively. This increase was partially offset by a reduction in management fees from (i) our BDC platform as a result of the FS Investments Transaction that closed in the second quarter of 2018, as is further explained in the next paragraph, (ii) Prisma Capital Partners LP ("Prisma") as a result of the transaction to combine Pacific Alternative Asset Management Company, LLC ("PAAMCO") and Prisma to create PAAMCO Prisma (the "PAAMCO Prisma transaction") that closed in the second quarter of 2017, as is further explained in the next paragraph, (iii) lower management fees calculated based on lower levels of invested capital as a result of realizations primarily in our European Fund III, 2006 Fund and Asian Fund and (iv) lower management fees paid by our Asian Fund II when it entered its post-investment period in the second quarter of 2017, in which it pays fees at a lower rate than during the investment period and based on capital invested at the time rather than total committed capital.

KKR reports its investment in FS/KKR Advisor and PAAMCO Prisma using the equity method of accounting, and as such, KKR reflects its allocation of the net income of these entities as investment income.  Accordingly, the management fees of the BDCs and Prisma that had been reported in management fee revenues prior to the closing of the transactions described above are now reflected on a net basis as part of our allocation of the net income of these entities in 2018 resulting in a decrease in our reported gross management fees when compared to the prior period.

The decrease in carried interest and general partner capital interest during the year ended December 31, 2018 compared to the prior period was due primarily to a lower level of net appreciation in the value of our private equity investment portfolio as compared to the year ended December 31, 2017.

Compensation and Benefits Expenses

The decrease was primarily due to a decrease in compensation resulting from a lower level of net carried interest in our investment funds as compared to the prior period. Partially offsetting this decrease was an increase in other compensation due to a higher level of fees during the year ended December 31, 2018 compared to the year ended December 31, 2017 as well as higher equity-based compensation charges resulting from an increase in the weighted average number of unvested shares outstanding.

General, Administrative and Other Expenses

The increase for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to (i) an increase in professional fees and travel expenses incurred, the most significant of which were professional fees incurred in connection with the Conversion, (ii) an increase in expenses reimbursable by investment funds, (iii) a higher level of expenses that are creditable to our investment funds, which includes broken-deal expenses and (vi) a higher level of financing costs incurred related to debt at new consolidated CLOs as compared to the prior period. These increases were partially offset by (i) a decrease in depreciation, depletion and amortization of our consolidated oil and gas-producing entities compared to the prior period primarily caused by lower production and the sale of an oil and gas producing entity during the second quarter of 2018 and (ii) expenses of Prisma that had been reported on a gross basis prior to the closing of the PAAMCO Prisma transaction on June 1, 2017 and that are now reflected as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017, resulting in a decrease in our reported General, Administrative and Other Expenses as compared to the prior period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Year Ended
	December 31, 2018	December 31, 2017
	($ in thousands)
Private Equity	$893,384	$562,288
Credit	(774,524)	(46,884)
Investments of Consolidated CFEs	(536,050)	(96,777)
Real Assets	160,884	200,006
Equity Method - Other	335,036	130,158
Other Investments	(673,618)	(730,832)
Debt Obligations and Other	909,171	101,486
Other Net Gains (Losses) from Investment Activities	940,549	808,699
Net Gains (Losses) from Investment Activities	$1,254,832	$928,144

Prior to January 1, 2018, to the extent an investment fund was not consolidated, KKR accounted for its general partner capital interest in Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Effective January 1, 2018, the general partner capital interest and the carried interest component of the general partner interest are accounted for as a single unit of account and reported within Revenues in the consolidated statements of operations. This change in accounting has been applied on a full retrospective basis. See Item 8. Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies."

Net Gains (Losses) from Investment Activities for the year ended December 31, 2018

The net gains from investment activities for the year ended December 31, 2018 were comprised of net realized gains of $534.7 million and net unrealized gains of $720.2 million.

Realized Gains from Investment Activities

For the year ended December 31, 2018, realized gains related primarily to (i) the sale of assets in our consolidated special situations funds, (ii) the FS Investments Transaction, (iii) the sale of our equity interest in Nephila, (iv) the sale of real estate investments held through certain consolidated entities, and (v) the partial sale of our investment in First Data Corporation (NYSE: FDC) in the third quarter of 2018 which is held in part as a direct co-investment by KKR.

Realized Losses from Investment Activities

Partially offsetting these realized gains were realized losses primarily relating (i) the write-off of Trinity Holdings LLC (energy sector) and certain CLOs during the year ended December 31, 2018 and (ii) the partial write-off of our investment in Preferred Proppants, LLC (manufacturing sector) which is held directly by KKR and in our consolidated special situations funds.

Unrealized Gains from Investment Activities

For the year ended December 31, 2018, unrealized gains were driven primarily by (i) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were USI, Inc. (financial services sector), PetVet Care Centers, LLC (health care sector), and Heartland Dental LLC (health care sector), (ii) mark-to-market gains in our growth equity investments held directly by KKR and certain consolidated entities, (iii) an increase in our allocation of the net income of our hedge fund partnerships and BDC platform, (iv) the reversal of previously recognized unrealized losses related to the write-off of Trinity Holdings LLC and certain CLOs and the partial write-off of Preferred Proppants, LLC as described above, and (v) mark-to-market gains on investments in our energy portfolio held through certain consolidated funds.

Unrealized Losses from Investment Activities

Partially offsetting the unrealized gains above were unrealized losses relating to (i) the reversal of previously recognized unrealized gains relating to assets sold in our consolidated special situations funds, the partial sale of First Data Corporation in the third quarter of 2018 which is held as a direct co-investment by KKR and the sale of real estate investments held through certain consolidated entities and (ii) mark-to-market losses on certain investments held in our consolidated special situations funds and investments held at our India debt financing company.

For a discussion of other factors that affected KKR's realized investment income, see "—Segment Analysis." For a detailed discussion of the factors that affected our net gains (losses) from investment activities for the year ended December 31, 2017, see our discussion for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Dividend Income

During the year ended December 31, 2018, the most significant dividends received included $52.7 million from our consolidated energy funds, $34.7 million from our consolidated special situations funds, and $32.4 million from our consolidated real estate funds. During the year ended December 31, 2017, the most significant dividends received included$88.5 million from our consolidated special situations funds and $43.5 million from our consolidated real estate funds. Significant dividends from portfolio companies or consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Income

The increase in interest income during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a higher level of interest earned related to (i) the closing of seven additional consolidated CLOs subsequent to the year ended December 31, 2017, (ii) an increase in capital deployed in investments held by KREF which is consolidated and (iii) an increase in the amount of investments held in our consolidated credit funds compared to the prior period. These increases were partially offset by a decrease in interest income earned as a result of the sale of KKR's beneficial interest in four consolidated CMBS vehicles held by KREF that resulted in the deconsolidation of such vehicles subsequent to December 31, 2017. For a discussion of other factors that affected KKR's interest income, see "—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Expense

The increase in interest expense during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the impact of (i) the closing of seven additional consolidated CLOs subsequent to the year ended December 31, 2017, (ii) increased interest on amounts under KREF's lending facilities used to finance investments in commercial loans and (iii) increased borrowings at KFN. These increases were partially offset by a decrease in (i) interest expense incurred as a result of the sale of KKR's beneficial interest in four consolidated CMBS vehicles held by KREF that resulted in the deconsolidation of such vehicles subsequent to December 31, 2017 and (ii) interest expense associated with certain notes issued by consolidated CLOs being called for redemption subsequent to December 31, 2017. For a discussion of other factors that affected KKR's interest expense, see "—Segment Analysis—Segment Expenses—Interest Expense."

Income (Loss) Before Taxes

The decrease in income (loss) before taxes for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due primarily to a lower level of carried interest and general partner capital interest, partially offset by (i) a higher level of net gains from investment activities, (ii) a higher level of fees and (iii) a lower level of compensation and benefits expense, in each case as described above.

Income Taxes

For the year ended December 31, 2018 there was a net income tax benefit of $194.1 million which was driven primarily by tax benefits recorded on the date of the Conversion. The tax benefit was partially offset by a higher level of income that is subject to corporate taxes following the Conversion. Prior to the Conversion, KKR & Co. L.P.’s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR & Co. Inc. is subject to U.S. corporate income taxes, which we believe will result in an overall higher income tax expense (or benefit) when compared to periods prior to the Conversion. Our effective tax rate under GAAP for the year ended December 31, 2018 was (8.6)%. As a result of the Conversion KKR recognized a partial step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. This generally results in a lower level of taxable gains upon realization of carried interest and investment income for those assets that existed on the date of the Conversion. Over time as these assets with higher tax basis are realized, we expect that our income tax expense and effective tax rate will increase. The pace of such increase is not currently known and is dependent on a variety of factors including the pace at which the assets with higher tax basis are realized and the mix of all assets realized in any given period. For a discussion of factors that impacted KKR's tax provision, see Item 8. Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies" and Note 11 "Income Taxes."

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the year ended December 31, 2018 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnerships as well as third-party limited partner interests in those investment funds that we consolidate. The decrease from the prior period is due primarily to lower amounts attributed to KKR Holdings in connection with a lower level of income recognized for the year ended December 31, 2018 as compared to the prior period as well as a reduction in KKR Holdings' ownership percentage in the KKR Group Partnerships. This decrease was partially offset by a higher level of income recorded by certain consolidated fund entities that is attributable to third party limited partners.

Net Income (Loss) Attributable to KKR & Co. Inc.

The increase in net income (loss) attributable to KKR & Co. Inc. for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an overall tax benefit in the current period as compared to tax expense in the prior period as well as a higher level of net investment gains and fees, partially offset by a lower level of carried interest gains in the current period as compared to the prior period.

Year ended December 31, 2017 compared to year ended December 31, 2016

	Year Ended
	December 31, 2017	December 31, 2016	Change
	($ in thousands)
Revenues
Fees and Other	$1,541,604	$1,104,908	$436,696
Capital Allocation-Based Income	2,015,676	935,110	1,080,566
Total Revenues	3,557,280	2,040,018	1,517,262

Expenses
Compensation and Benefits	1,695,490	1,063,813	631,677
Occupancy and Related Charges	58,722	64,622	(5,900)
General, Administrative and Other	582,480	567,039	15,441
Total Expenses	2,336,692	1,695,474	641,218

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	928,144	210,972	717,172
Dividend Income	202,115	187,853	14,262
Interest Income	1,242,419	1,021,809	220,610
Interest Expense	(808,898)	(789,953)	(18,945)
Total Investment Income (Loss)	1,563,780	630,681	933,099

Income (Loss) Before Taxes	2,784,368	975,225	1,809,143

Income Tax (Benefit)	224,326	24,561	199,765

Net Income (Loss)	2,560,042	950,664	1,609,378
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	73,972	(8,476)	82,448
Net Income (Loss) Attributable to Noncontrolling Interests	1,467,765	649,833	817,932
Net Income (Loss) Attributable to KKR & Co. Inc.	1,018,305	309,307	708,998

Series A Preferred Stock Dividends	23,288	17,337	5,951
Series B Preferred Stock Dividends	10,076	4,898	5,178

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$984,941	$287,072	$697,869

Revenues

For the years ended December 31, 2017 and 2016, revenues consisted of the following:

	Year Ended
	December 31, 2017	December 31, 2016	Change
	($ in thousands)
Management Fees	$700,245	$619,243	$81,002
Fee Credits	(257,401)	(128,707)	(128,694)
Transaction Fees	783,952	350,091	433,861
Monitoring Fees	82,238	65,418	16,820
Incentive Fees	4,601	8,709	(4,108)
Expense Reimbursements	121,927	81,549	40,378
Oil and Gas Revenue	63,460	65,754	(2,294)
Consulting Fees	42,582	42,851	(269)
Total Fees and Other	1,541,604	1,104,908	436,696

Carried Interest	1,740,661	803,185	937,476
General Partner Capital Interest	275,015	131,925	143,090
Total Capital Allocation-Based Income	2,015,676	935,110	1,080,566

Total Revenues	$3,557,280	$2,040,018	$1,517,262

Total Fees and Other for the year ended December 31, 2017 increased compared to the year ended December 31, 2016 primarily as a result of an increase in transaction fees, management fees, monitoring fees and expense reimbursements. These increases were partially offset by an increase in fee credits.

For a more detailed discussion of the factors that affected our transaction fees and monitoring fees during the period, see "—Segment Results—Segment Revenues."

The increase in management fees during the year ended December 31, 2017 compared to the prior period was due primarily to management fees earned from our Americas Fund XII and Asian Fund III which entered their investment periods in the first and second quarter of 2017, respectively. This increase was partially offset by a reduction in management fees from (i) Prisma as a result of the PAAMCO Prisma transaction that closed in the second quarter of 2017 and (ii) lower management fees paid by our North America Fund XI and Asian Fund II when they entered their post-investment periods in the first and second quarter of 2017, respectively, in which they pay fees at a lower rate than during their investment periods and based on capital invested at the time rather than total committed capital.

The increase in carried interest and general partner capital interest earned during the year ended December 31, 2017 compared to the prior period was due primarily to increases in carried interest gains primarily reflecting a higher level of appreciation in the value of our private equity portfolio as compared to the prior period and to a lesser extent gains in our private credit portfolio during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Compensation and Benefits Expenses

The increase was primarily due to (i) a higher level of carry pool allocations reflecting higher appreciation in the value of our private equity and credit portfolios, (ii) an increase in cash compensation and benefits, and (iii) an increase in equity-based compensation resulting from new equity grants of KKR Holdings units during the year ended December 31, 2017 compared to the year ended December 31, 2016.

General, Administrative and Other Expenses

The increase was primarily due to (i) a reduction in the fair value of the contingent consideration liability during the year ended December 31, 2016 related to the acquisition of Prisma from $46.6 million to zero since it was determined that it was no longer probable that the sellers of Prisma would be entitled to any future additional payment under the arrangement while no such reversal of expense was incurred during the current period and (ii) an increase in professional fees and other expenses incurred as compared to the prior period. These increases were partially offset by (i) a lower level of financing costs incurred relating to debt at new consolidated CLOs for which the fair value option has been elected, (ii) a decrease in depreciation, depletion and amortization of our consolidated oil and gas-producing entities primarily caused by a lower cost basis due to previously recorded impairments, resulting in a lower unit of production depletion rate compared to the prior period, and (iii) the write-off of intangible assets during the year ended December 31, 2016 in connection with the termination of management contracts for certain credit funds that were wound down while no such charge was incurred during the current period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Year Ended
	December 31, 2017	December 31, 2016
	($ in thousands)
Private Equity	$562,288	$109,288
Credit	(46,884)	(95,748)
Investments of Consolidated CFEs	(96,777)	185,712
Real Assets	200,006	229,398
Equity Method - Other	130,158	(126,481)
Other Investments	(730,832)	(731,238)
Debt Obligations and Other	101,486	14,665
Other Net Gains (Losses) from Investment Activities	808,699	625,376
Net Gains (Losses) from Investment Activities	$928,144	$210,972

Net Gains (Losses) from Investment Activities for the year ended December 31, 2017

The net gains from investment activities for the year ended December 31, 2017 were comprised of net realized gains of $38.3 million and net unrealized gains of $889.8 million.

Realized Gains from Investment Activities

For the year ended December 31, 2017, realized gains were comprised primarily of realized gains related to the sale of private equity investments held by KKR's balance sheet, including the final sale of our investment in US Foods Holding Corp. (NYSE: USFD), HCA Holdings, Inc. (NYSE: HCA), and Galenica AG (VTX: GALN) and the partial sale of our investment in First Data Corporation.

Realized Losses from Investment Activities

Partially offsetting these realized gains were realized losses relating to (i) alternative credit assets in our consolidated special situations funds and KFN, (ii) the sale of investments held by our consolidated CLOs, and (iii) the sale of our investments in Fortune Creek Partnership (energy sector) and Aurora Eaglebine (energy sector) which are held in part by KKR's balance sheet in our energy portfolio.

Unrealized Gains from Investment Activities

For the year ended December 31, 2017, net unrealized gains were driven primarily by (i) mark-to-market gains on alternative credit assets in our consolidated special situations funds and KFN, (ii) mark-to-market gains in certain consolidated entities, the most significant of which were unrealized gains in our growth equity investments, (iii) mark-to-market gains in our private equity portfolio held by KKR's balance sheet, the most significant of which were unrealized gains in our investment in First Data Corporation, (iv) mark-to-market gains in our infrastructure portfolio held by KKR's balance sheet and (v) the reversal of unrealized losses on the sale of our investment in Fortune Creek Partnership and the restructuring of our investment in Aurora Eaglebine which are held by KKR's balance sheet in our energy portfolio. For the year ended December 31, 2017, unrealized gains from investment activities includes a gain of $67.2 million relating to a remeasurement of the tax receivable agreement liability which arises from changes in the associated deferred tax balances related to the 2017 Tax Act.

Unrealized Losses from Investment Activities

Partially offsetting the unrealized gains above were unrealized losses, the most significant of which were unrealized losses relating to (i) the reversal of unrealized gains on the final sale of our investments in US Foods Holding Corp., HCA Holdings, Inc., and Galenica AG and (ii) mark-to-market losses in certain consolidated entities, the most significant of which were unrealized losses in our growth equity investments.

For a discussion of other factors that affected KKR's realized investment income, see "—Segment Analysis."

Net Gains (Losses) from Investment Activities for the year ended December 31, 2016

The net gains from investment activities for the year ended December 31, 2016 were comprised of net realized gains of $347.1 million and net unrealized losses of $136.1 million. For the year ended December 31, 2016, net realized gains were comprised primarily of the net impact of (i) realized gains on sales of private equity investments held by KKR's balance sheet, including the partial sales of Walgreens Boots Alliance, Inc. (NASDAQ: WBA), Zimmer Biomet Holdings, Inc. (NYSE: ZBH) and HCA Holdings, Inc.; (ii) realized losses in connection with our investment in Samson Resources (energy sector); (iii) realized losses on assets held at consolidated CLOs; and (iv) realized gains on debt held at consolidated CLOs. For the year ended December 31, 2016, net unrealized losses were driven primarily by (i) mark-to-market losses in our private equity portfolio held by KKR's balance sheet including unrealized losses in First Data Corporation; (ii) mark-to-market losses on assets in our consolidated special situations funds; (iii) mark-to-market losses on debt held through consolidated CMBS; and (iv) the reversal of unrealized gains on the partial sales of Walgreens Boots Alliance, Inc., Zimmer Biomet Holdings, Inc. and HCA Holdings, Inc., as well as the reversal of unrealized gains on debt realizations at our consolidated CLOs. Offsetting these unrealized losses were unrealized gains, the most significant of which were unrealized gains relating to (i) the reversal of unrealized losses in connection with our investment in Samson Resources, (ii) reversals of unrealized losses on asset realizations in our consolidated CLOs and (iii) mark-to-market gains on investments held through consolidated CMBS structures.

For a discussion of other factors that affected KKR's realized investment income, see "—Segment Analysis."

Dividend Income

During the year ended December 31, 2017, the most significant dividends received included $88.5 million from our consolidated special situations funds and $43.5 million from our consolidated real estate funds. During the year ended December 31, 2016, the most significant dividends received included $51.5 million from our consolidated special situations funds and dividends from US Foods Holding Corp. of $23.4 million, Sedgwick Claims Management Services, Inc. (financial services sector) of $12.7 million, and PRA Health Sciences, Inc. (NASDAQ: PRAH) of $4.1 million. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Income

The increase in interest income during the year ended December 31, 2017 was primarily due to a higher level of interest earned related to (i) an increase in the amount of investments in our consolidated special situations funds and other leveraged credit funds, (ii) the impact of the consolidation of three additional CLOs subsequent to the year ended December 31, 2016, (iii) an increase in the amount of investments held by KREF compared to the prior period and (iv) an increase in the amount of investments held at our India debt financing company. These increases were partially offset by a decrease in interest income at KFN primarily due to a smaller portfolio generating recurring income as well as a decrease associated with the paydown of CLO 2007-01 in the second quarter of 2016. For a discussion of other factors that affected KKR's interest income, see "—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Expense

The increase in interest expense during the year ended December 31, 2017 was primarily due to the impact of (i) the consolidation of three additional CLOs subsequent to the year ended December 31, 2016, (ii) increased borrowings at our India debt financing company, (iii) increased CMBS issuances by KREF and (iv) increased borrowings from asset backed financing vehicles managed by KKR. These increases were partially offset by a decrease in interest expense associated with certain notes issued by consolidated CLOs being called for redemption during the year ended December 31, 2016, which resulted in an increased level of interest expense during 2016. Specifically, as a result of a paydown made in August 2016, KKR recorded increased interest expense of $59.9 million and an incremental $8.7 million of accelerated accretion of debt discounts during the year ended December 31, 2016. The paydown of CLO 2007-01 during the year ended December 31, 2016 also contributed to the increased interest expense in the prior period. For a discussion of other factors that affected KKR's interest expense, see "—Segment Analysis—Interest Expense."

Income (Loss) Before Taxes

The increase in income (loss) before taxes was due primarily to higher carried interest gains in our private equity portfolio and higher net gains from investment activities, partially offset by an increase in expenses, in each case as described above.

Income Taxes

The increase in income taxes is due primarily to accounting for the impacts of the 2017 Tax Act which was enacted on December 22, 2017. The 2017 Tax Act, among other provisions, reduced the U.S. federal corporate tax rate from 35% to 21%. Certain income tax effects of the 2017 Tax Act, including $97.9 million of tax expense recorded principally due to the remeasurement of our net deferred tax assets, are reflected in our financial results for the year ended December 31, 2017. This net write-down reduces our deferred tax assets and liabilities to a level that reflects the future tax benefit or liability that will be realized at the new U.S. federal corporate tax rate of 21%. For a discussion of factors that impacted KKR's tax provision, see Item 8. Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies" and Note 11 "Income Taxes."

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

Net Income (Loss) Attributable to KKR & Co. Inc.

The increase for the year ended December 31, 2017 was primarily due to increased fee income and to a lesser extent, higher carried interest gains and higher net investment gains from investment activities in the current period as compared to the prior period.

Consolidated Statements of Financial Condition

The following table provides the Consolidated Statements of Financial Condition on a GAAP basis as of December 31, 2018 and December 31, 2017.

(Amounts in thousands, except per share amounts)
	As of	As of
	December 31, 2018	December 31, 2017

Assets
Cash and Cash Equivalents	$1,751,287	$1,876,687
Investments	44,907,982	39,013,934
Other	4,084,106	4,944,098
Total Assets	50,743,375	45,834,719

Liabilities and Equity
Debt Obligations	22,341,192	21,193,859
Other Liabilities	3,019,574	3,978,060
Total Liabilities	25,360,766	25,171,919

Redeemable Noncontrolling Interests	1,122,641	610,540

Stockholders' Equity
Preferred Stock	482,554	482,554
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	8,167,056	6,703,382
Noncontrolling Interests	15,610,358	12,866,324
Total Equity	24,259,968	20,052,260
Total Liabilities and Equity	$50,743,375	$45,834,719

KKR & Co. Inc. Stockholders' Equity Per Outstanding Share of Class A Common Stock - Basic	$15.27	$13.79

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

On January 1, 2018, KKR adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amends the guidance to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. Upon adoption, (i) Restricted Cash and Cash Equivalents and (ii) Cash and Cash Equivalents Held at Consolidated Entities were (a) included in the cash and cash-equivalents balances in the consolidated statements of cash flows and (b) disclosed in a reconciliation between the consolidated statements of financial condition and the consolidated statements of cash flows. This guidance has been applied on a full retrospective basis. For the years ended December 31, 2017 and 2016, $97.9 million and $121.0 million, respectively, of cash used by operating activities and $155.9 million and $1.4 million, respectively, of cash provided by investing activities were removed from net cash provided (used) by operating activities and net cash provided (used) by investing activities, respectively, and included in net increase/(decrease) in cash, cash-equivalents and restricted cash in the consolidated statements of cash flows.

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(7.6) billion, $(3.5) billion and $(1.4) billion during the years ended December 31, 2018, 2017 and 2016, respectively. These amounts primarily included: (i) proceeds from investments net of investments purchased of $(8.5) billion, $(4.8) billion and $(1.2) billion during the years ended December 31, 2018, 2017 and 2016, respectively; (ii) net realized gains (losses) on investments of $534.7 million, $38.3 million and $347.1 million during the years ended December 31, 2018, 2017 and 2016, respectively; (iii) change in unrealized gains (losses) on investments of $720.2 million, $889.8 million and $(136.1) million during the years ended December 31, 2018, 2017 and 2016 respectively and (iv) capital allocation-based income of $554.5 million, $2,015.7 million and $935.1 million during the years ended December 31, 2018, 2017 and 2016, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(78.6) million, $(98.1) million and $(63.9) million during the years ended December 31, 2018, 2017 and 2016, respectively. Our investing activities included: (i) the purchase of fixed assets of $(102.7) million, $(97.1) million and $(62.7) million during the years ended December 31, 2018, 2017 and 2016, respectively; (ii) proceeds from sale of oil and natural gas properties of $26.6 million and $0.9 million for the years ended December 31, 2018 and 2016, respectively, and (iii) development of oil and natural gas properties of $(2.6) million, $(1.1) million and $(2.1) million for the years ended December 31, 2018, 2017, and 2016, respectively.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $6.6 billion, $2.9 billion and $3.1 billion during the years ended December 31, 2018, 2017 and 2016, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling and redeemable noncontrolling interests of $1.9 billion, $1.2 billion and $0.9 billion during the years ended December 31, 2018, 2017 and 2016, respectively; (ii) proceeds received net of repayment of debt obligations of $5.4 billion, $2.1 billion and $2.4 billion during the years ended December 31, 2018, 2017 and 2016, respectively; (iii) common stock dividends of $(322.3) million, $(312.0) million and $(285.4) million during the years ended December 31, 2018, 2017 and 2016, respectively; (iv) net delivery of Class A common stock of $(98.8) million, $(58.7) million and $(50.5) million during the years ended December 31, 2018, 2017 and 2016, respectively; (v) repurchases of Class A common stock of $(173.1) million and $(296.8) million during the years ended December 31, 2018 and 2016, respectively; (vi) preferred stock dividends of $(33.4) million, $(33.4) million and $(22.2) million during the years ended December 31, 2018, 2017 and 2016, respectively and (vii) issuance of preferred stock of $482.6 million during the year ended December 31, 2016.

Segment Analysis

The following is a discussion of the results of our business on a segment basis for the years ended December 31, 2018, 2017, and 2016. You should read this discussion in conjunction with the information included under "—Basis of Accounting—Key Segment and Other Operating and Performance Measures" and the consolidated financial statements and related notes included elsewhere in this report.
In connection with a change of KKR's chief operating decision makers, KKR's management has reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. As a result, KKR has modified the presentation of its segment financial information effective as of and for the three months ended June 30, 2018, with retrospective application to all prior periods presented. For a further discussion of the changes in our segment presentation, see Item 8. Financial Statements and Supplementary Data—Note 14 "Segment Reporting."

Segment Results

The following tables set forth information regarding KKR's segment results and certain key operating metrics as of and for the years ended December 31, 2018 and 2017.

Year ended December 31, 2018 compared to year ended December 31, 2017

	Year Ended
	December 31, 2018	December 31, 2017	Change
	($ in thousands)
Segment Revenues
Fees and Other, Net
Management Fees	$1,069,074	$905,188	$163,886
Transaction Fees	977,485	777,247	200,238
Monitoring Fees	87,520	81,021	6,499
Fee Credits	(280,136)	(261,429)	(18,707)
Total Fees and Other, Net	1,853,943	1,502,027	351,916

Realized Performance Income (Loss)
Carried Interest	1,218,647	1,198,981	19,666
Incentive Fees	138,330	73,395	64,935
Total Realized Performance Income (Loss)	1,356,977	1,272,376	84,601

Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	365,324	194,020	171,304
Interest Income and Dividends	286,468	285,696	772
Total Realized Investment Income (Loss)	651,792	479,716	172,076
Total Segment Revenues	3,862,712	3,254,119	608,593

Segment Expenses
Compensation and Benefits (2)	1,533,431	1,282,745	250,686
Occupancy and Related Charges	57,022	56,410	612
Other Operating Expenses (3)	293,621	243,772	49,849
Total Segment Expenses	1,884,074	1,582,927	301,147

Segment Operating Earnings	1,978,638	1,671,192	307,446

Interest Expense	187,379	181,612	5,767
Preferred Dividends	33,364	33,364	—
Income (Loss) Attributable to Noncontrolling Interests	8,807	6,551	2,256
Income Taxes Paid	151,848	94,065	57,783
After-tax Distributable Earnings	$1,597,240	$1,355,600	$241,640

(1)
Given the extraordinary nature of the Conversion, the reported segment financial results for the year ended December 31, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

(2)	Includes equity-based compensation of $242,811 and $204,308 for the years ended December 31, 2018 and December 31, 2017, respectively.

(3)	For the year ended December 31, 2018, excludes approximately $11.5 million of non-recurring costs in connection with the Conversion.

Segment Revenues

The following sections discuss revenues for each of our business lines on a disaggregated basis for the years ended December 31, 2018 and 2017.

Private Markets Revenues

The following table presents Fees and Other, Net and Realized Performance Income in the Private Markets business line for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$665,026	$575,451	$89,575
Transaction Fees	303,902	288,879	15,023
Monitoring Fees	87,520	81,021	6,499
Fee Credits	(239,441)	(220,710)	(18,731)
Total Fees and Other, Net	817,007	724,641	92,366

Realized Performance Income (Loss)
Carried Interest	1,208,747	1,198,981	9,766
Incentive Fees	1,041	—	1,041
Total Realized Performance Income (Loss)	$1,209,788	$1,198,981	$10,807

Fees and Other, Net

The increase for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to an increase in management fees and transaction fees, partially offset by a corresponding increase in fee credits.

The increase in management fees was primarily due to (i) management fees earned from our Asian Fund III which entered its investment period in the second quarter of 2017 (partial year of revenue in 2017), (ii) management fees earned from our Global Infrastructure Fund III which entered its investment period in the second quarter of 2018 and (iii) management fees earned from our Real Estate Partners Americas II fund which entered its investment period in the second quarter of 2017 (partial year of revenue in 2017). This net increase was partially offset by decreases due to (i) lower management fees calculated based on lower levels of invested capital as a result of realizations primarily in our European Fund III, 2006 Fund and Asian Fund, (ii) lower management fees paid by our Asian Fund II when it entered its post-investment period in the second quarter of 2017, in which it pays fees at a lower rate than during the investment period and based on capital invested at the time rather than total committed capital, and (iii) lower management fees earned from our Real Estate Partners Americas fund which entered its post-investment period in the second quarter of 2017, in which it pays fees based on capital invested rather than remaining commitments and capital invested during the investment period. For each of our Asian Fund II and Real Estate Partners Americas fund, the reduction in fees in 2017 was for a partial year, whereas 2018 experienced a full year of reduced fees.

The increase in transaction fees was primarily attributable to an increase in the size of transaction fee-generating investments. During the year ended December 31, 2018, there were 41 transaction fee-generating investments that paid an average fee of $7.4 million compared to 46 transaction fee-generating investments that paid an average fee of $6.3 million during the year ended December 31, 2017. For the year ended December 31, 2018, approximately 59% of these transaction fees were paid by companies located in North America, 22% were paid from companies located in the Asia-Pacific region and 19% were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The increase in fee credits is due primarily to a higher level of transaction fees and monitoring fees reimbursable to the fund investors.

The increase in monitoring fees was primarily attributable to an increase in recurring monitoring fees compared to the prior period, partially offset by lower termination payments. Recurring monitoring fees increased $18.6 million, which was primarily the result of an increase in both the size and number of portfolio companies paying monitoring fees. For the year ended December 31, 2018, we had 71 portfolio companies that were paying an average monitoring fee of $1.1 million compared with 66 portfolio companies that were paying an average monitoring fee of $0.9 million for the year ended December 31, 2017. For the year ended December 31, 2018, we received termination payments of $7.5 million in connection with the IPO of BrightView Holdings, Inc. (NYSE: BV) compared to $19.6 million of termination payments received in the year ended December 31, 2017 relating to the IPO of Gardner Denver Holdings, Inc. (NYSE: GDI) and National Vision Holdings, Inc. (NASDAQ: EYE). These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the IPO and other realization activity in our private equity portfolio, and are expected to continue to be smaller in size and number compared to prior periods.

Realized Performance Income

The following table presents realized carried interest by investment vehicle for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017
	($ in thousands)
North America Fund XI	$471,291	$235,927
2006 Fund	297,173	557,888
European Fund III	192,715	182,386
Asian Fund II	92,011	65,534
Millennium Fund	64,614	28,266
Asian Fund	28,991	18,511
Co-Investment Vehicles and Other	19,192	40,156
Global Infrastructure Investors	16,653	14,772
Real Estate Partners Americas	12,189	15,160
China Growth Fund	11,759	20,130
European Fund II	2,159	20,251
Total Realized Carried Interest (1)	$1,208,747	$1,198,981

(1)	The above table excludes any funds for which there was no realized carried interest during either of the periods presented.

The most significant realizations contributing to our realized carried interest for the year ended December 31, 2018, consisted of the partial sales of National Vision Holdings, Inc., GoDaddy Inc. (NYSE: GDDY), and Gardner Denver Holdings, Inc.

Realized carried interest for the year ended December 31, 2017, consisted primarily of realized gains from the sale of Capsugel S.A. (manufacturing sector) and the partial sales of US Foods Holding Corp. and PRA Health Sciences, Inc.

Public Markets Revenues

The following table presents Fees and Other, Net and Realized Performance Income in the Public Markets business line for the year ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$404,048	$329,737	$74,311
Transaction Fees	42,531	48,370	(5,839)
Fee Credits	(40,695)	(40,719)	24
Total Fees and Other, Net	405,884	337,388	68,496

Realized Performance Income (Loss)
Carried Interest	9,900	—	9,900
Incentive Fees	137,289	73,395	63,894
Total Realized Performance Income (Loss)	$147,189	$73,395	$73,794

Fees and Other, Net

The increase for the year ended December 31, 2018 was primarily due to an increase in management fees, partially offset by a decrease in transaction fees, net of fee credits. The increase in management fees was primarily due to (i) an increase in fees earned from BDCs advised by FS/KKR Advisor resulting in part from the completion of the FS Investments Transaction in the second quarter of 2018, (ii) increased fees from our hedge fund partnerships as a result of greater FPAUM, and (iii) an increase in fees in our Special Situations Fund II as a result of increased capital invested. As a result of the closing of the FS Investments Transaction on April 9, 2018, KKR began receiving its portion of the management and incentive fees on an additional $13.2 billion of FPAUM (relating to FS Investments' BDCs), which are reflected in our operating results beginning in the second quarter of 2018. These increases were partially offset by a reduction in management fees from Prisma as a result of the PAAMCO Prisma transaction that closed in the second quarter of 2017. KKR reports its investment in PAAMCO Prisma using the equity method of accounting, and on a segment basis, KKR reflects its allocation of the net income of PAAMCO Prisma as management fees and realized incentive fees.  Accordingly, the management fees and other revenues and expenses of Prisma that had been reported on a gross basis prior to the closing of the transaction on June 1, 2017 are reflected on a net basis as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017 resulting in a decrease in our reported gross management fees when compared to the prior period. The decrease in transaction fees was driven primarily by an $18.5 million breakup fee received in the year ended December 31, 2017 in connection with a terminated transaction and included in transaction fees, compared to no such breakup fees in the year ended December 31, 2018. The net amount of this fee attributable to us after credits to our fund limited partners was $4.6 million.

Realized Performance Income

The increase for the year ended December 31, 2018 compared to the prior period was primarily attributable to higher incentive fees received from BDCs advised or sub-advised by KKR driven in part by the completion of the FS Investments Transaction in the second quarter of 2018, and to a lesser extent, higher incentive fees earned in our hedge fund partnerships and realized carried interest earned in our special situations strategy.

Capital Markets Revenues

The following table presents Transaction Fees in the Capital Markets business line for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017	Change
	($ in thousands)
Transaction Fees	$631,052	$439,998	$191,054

Transaction fees increased due primarily to an increase in both the size and number of capital markets transactions for the year ended December 31, 2018, compared to the year ended December 31, 2017. Overall, we completed 204 capital markets transactions for the year ended December 31, 2018, of which 28 represented equity offerings and 176 represented debt offerings, as compared to 193 transactions for the year ended December 31, 2017, of which 26 represented equity offerings and 167 represented debt offerings. Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the year ended December 31, 2018, approximately 18% of our transaction fees were earned from unaffiliated third parties as compared to approximately 23% for the year ended December 31, 2017. Our transaction fees are comprised of fees earned from North America, Europe and Asia-Pacific. For the year ended December 31, 2018, approximately 30% of our transaction fees were generated outside of North America as compared to approximately 49% for the year ended December 31, 2017. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our Capital Markets business line does not generate management or monitoring fees.

Principal Activities Revenues

The following table presents Realized Investment Income in the Principal Activities business line for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	$365,324	$194,020	$171,304
Interest Income and Dividends	286,468	285,696	772
Total Realized Investment Income (Loss)	$651,792	$479,716	$172,076

(1)
Given the extraordinary nature of the Conversion, the reported segment financial results for the year ended December 31, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

Realized Investment Income
The increase is primarily due to an increased level of net realized gains and an increase in interest income and dividends during the year ended December 31, 2018, compared to the prior period.
For the year ended December 31, 2018, net realized gains were comprised primarily of gains from the sale of Private Markets investments including the sales or partial sales of our investments in First Data Corporation, Next Issue Media LLC (technology sector), and National Vision Holdings, Inc., as well as the sale of our equity interest in Nephila and the sale of our alternative credit investment in Amedisys, Inc. (NASDAQ: AMED). Offsetting these realized gains were realized losses, the most significant of which was a realized loss on Preferred Proppants, LLC. Given the extraordinary nature of the Conversion, the reported segment financial results for the year ended December 31, 2018 exclude approximately $729.4 million of realized losses on certain investments, primarily credit and energy investments, which were realized in the second quarter of 2018 in advance of the Conversion.
For the year ended December 31, 2017, net realized gains were comprised of gains primarily from the sale of private equity investments including the sales or partial sales of HCA Holdings, Inc., Walgreens Boots Alliance, Inc., and Visma AS (technology sector), partially offset by losses on the sale of Fortune Creek Partnership and the restructurings of Algeco Scotsman (industrial sector) and Aurora Eaglebine.

For the year ended December 31, 2018, interest income and dividends were comprised of (i) $174.4 million of interest income which consists primarily of interest that is received from our Public Markets investments, including CLOs and other credit investments and, to a lesser extent, our Capital Markets business and our cash balances and (ii) $112.1 million of dividend income from distributions received primarily through our real assets investments, including our real estate investment in KREF and our energy investments, as well as our credit investments.
For the year ended December 31, 2017, interest income and dividends were comprised of (i) $163.4 million of interest income which consists primarily of interest that is received from our Public Markets investments, including CLOs and other credit investments and, to a lesser extent, our India debt financing company and our cash balances and (ii) $122.3 million of dividend income from distributions received primarily through our private equity investments and real estate investments, including our investment in KREF.
Subsequent to December 31, 2018, we completed, or expect to complete sales, partial sales or secondary sales with respect to certain private equity portfolio companies and other investments as well as other realization activities such as the receipt of dividends and interest income across our broader portfolio. The most significant of these transactions are Sedgwick Claims Management Services, Inc., United Group B.V. (telecom sector), and MMI Holdings Limited (technology sector). These realization activities, if and when completed, are expected to result in realized performance income and realized investment income of approximately $400 million. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions; there can be no assurance if or when any of these transactions will be completed.

Segment Expenses

Compensation and Benefits

The increase for the year ended December 31, 2018 compared to the prior period was due primarily to higher compensation recorded in connection with higher total segment revenues and includes higher equity-based compensation charges resulting from an increase in the weighted average number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The increase for the year ended December 31, 2018 compared to the prior period is primarily due to a higher level of expenses that are creditable to our investment funds, which includes broken-deal expenses, and a higher level of professional fees and other administrative costs in connection with the growth of the firm. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Interest Expense

For the year ended December 31, 2018 and 2017 interest expense relates primarily to the senior notes outstanding for KKR and KFN. The increase in interest expense for the year ended December 31, 2018 compared to the prior period is due to overall higher levels of borrowings, in particular at our Capital Markets business line under a revolving credit agreement.
Income Taxes Paid
The increase in income taxes paid is primarily due to a higher level of income that is subject to corporate taxes following the Conversion. Prior to the Conversion, KKR's investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR is subject to U.S. corporate income taxes which we believe will result in an overall higher income taxes paid when compared to periods prior to the Conversion. As a result of the Conversion, KKR recognized a partial step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. This generally results in a lower level of taxable gains upon realization of carried interest and investment income for those assets that existed on the date of the Conversion. Over time as these assets with higher tax basis are realized, we expect that our income taxes paid and segment effective tax rate will increase. The pace of such increase is not currently known and is dependent on a variety of factors including the pace at which the assets with higher tax basis are realized and the mix of all assets realized in any given period. Therefore, we cannot predict what the increase, if any, in income taxes paid will be quarter-over-quarter or year-over-year.

After-tax Distributable Earnings

The net increase in after-tax distributable earnings for the year ended December 31, 2018 compared to the prior period was due primarily to higher transaction fees, realized investment income, management fees and realized performance income, partially offset by a higher level of compensation expense and income taxes paid in the current period compared to the prior period.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018	December 31, 2017	Change
	($ in thousands)
Assets Under Management	$194,720,400	$168,470,600	$26,249,800
Fee Paying Assets Under Management	$141,007,700	$117,437,500	$23,570,200
Uncalled Commitments	$57,959,000	$56,553,100	$1,405,900

The following table presents one of our key performance metrics for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$26,493,900	$23,045,100	$3,448,800

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2017 to December 31, 2018:

($ in thousands)
December 31, 2017	$97,527,100
New Capital Raised	14,755,500
Distributions and Other	(12,751,000)
Change in Value	3,864,900
December 31, 2018	$103,396,500

AUM for the Private Markets business line was $103.4 billion at December 31, 2018, an increase of $5.9 billion, compared to $97.5 billion at December 31, 2017.

The increase was primarily attributable to (i) new capital raised in our Global Infrastructure Investors III Fund and our European Fund V and (ii) to a lesser extent, an increase in the value of our Private Markets portfolio. These increases were partially offset by distributions to Private Markets fund investors primarily as a result of realizations, most notably in our North America Fund XI, 2006 Fund, and European Fund III.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $0.4 billion in each of our European Fund IV, European Fund III, 2006 Fund and Asian Fund III and $0.2 billion in each of our Global Infrastructure Investors II Fund, Americas Fund XII and Next Generation Technology Growth Fund.

For the year ended December 31, 2018, the value of our private equity investment portfolio increased 5.1%. This was comprised of a 12.3% increase in value of our privately held investments and a 7.9% decrease in the share prices of various publicly held or publicly indexed investments.

The most significant increases in value of our privately held investments for the year ended December 31, 2018 related to increases in Sedgwick Claims Management Services, Inc., Internet Brands, Inc. (technology sector), and Cognita Schools Ltd (education sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Arbor Pharmaceuticals, Inc. (health care sector), Resource Environmental Solutions, LLC (energy sector), and Mandala Energy Ltd. (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Sedgwick Claims Management Services, Inc. and Cognita Schools Ltd, a valuation that reflects an agreement to sell these investments, (ii) an increase in the value of market comparables, and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

The most significant decreases in share prices for the year ended December 31, 2018 of various publicly held or publicly indexed investments were losses in Gardner Denver Holdings, Inc., BrightView Holdings, Inc., and National Vision Holdings, Inc. These decreases were partially offset by increases in share prices of various publicly held investments, the most significant of which were gains in First Data Corporation, Go Daddy Inc., and PT Japfa Comfeed Indonesia Tbk. (IDX: JPFA).

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

The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Gardner Denver Holdings, Inc., National Vision Holdings, Inc., and Qingdao Haier Co., Ltd. (CH: 600690) These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Fujian Sunner Development Co. Ltd. (SZ: 002299), Laureate Education, Inc. (NASDAQ: LAUR), and Engility Holdings, Inc. (NYSE: EGL).

Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Internet Brands, Inc., Weld North Holdings LLC (education sector), and Aricent Group (technology sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Academy Ltd. (retail sector), Toys R Us, Inc. (retail sector), and Santanol Pty Ltd (forestry sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Weld North Holdings LLC and Aricent Group, valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables and (iii) individual company performance.  The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Certain investments included in our AUM are denominated in currencies other than the U.S. dollar. Those investments expose our AUM to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. We generally seek to reduce these risks by employing hedging techniques in connection with certain investments, including using foreign currency options and foreign exchange forward contracts to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which the investments are denominated. We do not, however, hedge our currency exposure in all currencies or for all investments. See "Quantitative and Qualitative Disclosures about Market Risk—Exchange Rate Risk" and "Risk Factors—Risks Related to the Assets We Manage—We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States."

Public Markets

The following table reflects the changes in our Public Markets AUM from December 31, 2017 to December 31, 2018:

($ in thousands)
December 31, 2017	$70,943,500
New Capital Raised	19,253,900
Impact of Other Transactions	12,039,600
Distributions	(3,532,600)
Redemptions	(5,746,400)
Change in Value	(1,634,100)
December 31, 2018	$91,323,900

AUM in our Public Markets business line totaled $91.3 billion at December 31, 2018, an increase of $20.4 billion compared to AUM of $70.9 billion at December 31, 2017. The increases due to new capital raised were related to multiple strategies, most notably $7.8 billion in certain leveraged credit strategies, $5.7 billion in our hedge fund partnerships, $2.7 billion in CLOs, and $2.4 billion in our private credit strategies. The "Impact of Other Transactions" activity represents the net impact of (i) $13.2 billion relating to AUM previously managed by FS Investments in connection with the completion of the FS Investments Transaction, (ii) a $1.9 billion increase in our pro rata portion of AUM managed by Marshall Wace in connection with the acquisition of an additional 5% interest in this hedge fund partnership, and (iii) a $3.1 billion decrease of AUM in connection with the sale of our equity interest in Nephila. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily with our hedge fund partnerships, certain leveraged credit strategies and our private credit strategies. Change in value was driven primarily by net decreases in value of our hedge fund partnerships and our BDCs.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2017 to December 31, 2018:

($ in thousands)
December 31, 2017	$61,678,600
New Capital Raised	11,079,900
Distributions and Other	(5,233,200)
Net Changes in Fee Base of Certain Funds	(1,040,300)
Change in Value	345,000
December 31, 2018	$66,830,000

FPAUM in our Private Markets business line was $66.8 billion at December 31, 2018, an increase of $5.1 billion, compared to $61.7 billion at December 31, 2017.

The increase was primarily attributable to new capital raised in our Global Infrastructure Investors III Fund and capital invested in our core investment vehicles. These increases were partially offset by (i) distributions primarily relating to realizations in our 2006 Fund, European Fund III, and North America Fund XI and (ii) net changes in the fee base of our Global Infrastructure Fund II and Energy Income and Growth Fund as a result of these funds entering their post-investment period. With respect to the Global Infrastructure Fund II, post-investment period fees are based on net asset value as compared to investment period fees, which are based on remaining commitments & net asset value. With respect to the Energy Income and Growth Fund, post-investment period fees are based on invested capital as compared to investment period fees, which are based on remaining commitments and invested capital.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from December 31, 2017 to December 31, 2018:

($ in thousands)
December 31, 2017	$55,758,900
New Capital Raised	17,871,900
Impact of Other Transactions	12,039,600
Distributions	(3,820,600)
Redemptions	(5,746,400)
Change in Value	(1,925,700)
December 31, 2018	$74,177,700

FPAUM in our Public Markets business line was $74.2 billion at December 31, 2018, an increase of $18.4 billion compared to FPAUM of $55.8 billion at December 31, 2017. The increases due to new capital raised were related to multiple strategies, most notably $7.7 billion in certain leveraged credit strategies, $3.7 billion in our hedge fund partnerships, $3.1 billion in our private credit strategies and $2.7 billion in our CLOs. The "Impact of Other Transactions" activity represents (i) a $13.2 billion increase relating to FPAUM previously managed by FS Investments in connection with the completion of the FS

Investments Transaction, (ii) a $1.9 billion increase in our pro rata portion of FPAUM managed by Marshall Wace in connection with the acquisition of an additional 5% interest in this hedge fund partnership and (iii) a $3.1 billion decrease of FPAUM in connection with the sale of our equity interest in Nephila. Partially offsetting these increases were (i) redemptions and distributions from certain investment vehicles across multiple strategies, primarily with our hedge fund partnerships, our private credit strategies, and certain leveraged credit strategies and (ii) decreases in value relating primarily to our hedge fund partnerships and our BDCs.

Uncalled Commitments

Private Markets

As of December 31, 2018, our Private Markets business line had $48.2 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $47.4 billion as of December 31, 2017. The increase is due primarily to new capital raised in our Global Infrastructure Investors III Fund and European Fund V, partially offset by capital called from fund investors to make investments during the period.

Public Markets

As of December 31, 2018, our Public Markets business line had $9.8 billion of uncalled capital commitments that could be called for investments in new transactions as compared to $9.1 billion as of December 31, 2017. The increase is due to new capital raised primarily in our direct lending strategies, partially offset by capital called from fund investors to make investments during the period.

Capital Invested and Syndicated Capital

Private Markets Capital Invested

For the year ended December 31, 2018, Private Markets had $13.2 billion of capital invested as compared to $13.3 billion for the year ended December 31, 2017. The decrease was driven primarily by a $0.4 billion decrease in capital invested in our private equity platform (including core investments and growth equity), partially offset by a $0.3 billion increase in capital invested in our real assets platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods. During the year ended December 31, 2018, 64% of capital deployed in private equity, which includes core and growth equity investments, was in transactions in North America, 24% was in the Asia-Pacific region and 12% was in Europe. As of February 1, 2019, our Private Markets business line had announced transactions that were subject to closing conditions which aggregated approximately $3.9 billion. These transactions are generally subject to the satisfaction of closing conditions prior to their completion, and there can be no assurance if or when any of these transactions will be completed.
Public Markets Capital Invested
For the year ended December 31, 2018, Public Markets had $6.9 billion of capital invested as compared to $5.0 billion for the year ended December 31, 2017. The increase was primarily due to a higher level of net capital deployed in our direct lending and private opportunistic credit strategies.
Capital Markets Syndicated Capital

For the year ended December 31, 2018, Capital Markets syndicated $6.3 billion of capital as compared to $4.7 billion for the year ended December 31, 2017. The increase was primarily due to an increase in the size and number of syndication transactions in the year ended December 31, 2018 as compared to the year ended December 31, 2017. Overall, we completed 16 syndication transactions for the year ended December 31, 2018 as compared to 15 syndications for the year ended December 31, 2017. The size and frequency of syndication transactions depend in large part on market conditions and other factors that are unpredictable and outside our control, which may negatively impact the fees generated by our capital markets business from syndication transactions.

Reconciliations to GAAP Measures

For the reconciliations of the most directly comparable financial measures calculated and presented in accordance with GAAP to total segment revenues, total segment expenses, and after-tax distributable earnings, see Item 8. Financial Statements and Supplementary Data—Note 14 "Segment Reporting."

Year ended December 31, 2017 compared to year ended December 31, 2016

	Year Ended
	December 31, 2017	December 31, 2016	Change
	($ in thousands)
Segment Revenues
Fees and Other, Net
Management Fees	$905,188	$797,862	$107,326
Transaction Fees	777,247	344,274	432,973
Monitoring Fees	81,021	64,354	16,667
Fee Credits	(261,429)	(131,628)	(129,801)
Total Fees and Other, Net	1,502,027	1,074,862	427,165

Realized Performance Income (Loss)
Carried Interest	1,198,981	1,256,208	(57,227)
Incentive Fees	73,395	33,346	40,049
Total Realized Performance Income (Loss)	1,272,376	1,289,554	(17,178)

Realized Investment Income (Loss)
Net Realized Gains (Losses)	194,020	371,563	(177,543)
Interest Income and Dividends	285,696	322,857	(37,161)
Total Realized Investment Income (Loss)	479,716	694,420	(214,704)
Total Segment Revenues	3,254,119	3,058,836	195,283

Segment Expenses
Compensation and Benefits (1)	1,282,745	1,119,564	163,181
Occupancy and Related Charges	56,410	62,400	(5,990)
Other Operating Expenses	243,772	234,348	9,424
Total Segment Expenses	1,582,927	1,416,312	166,615

Segment Operating Earnings	1,671,192	1,642,524	28,668

Interest Expense	181,612	188,761	(7,149)
Preferred Dividends	33,364	22,235	11,129
Income (Loss) Attributable to Noncontrolling Interests	6,551	2,336	4,215
Income Taxes Paid	94,065	87,723	6,342
After-tax Distributable Earnings	$1,355,600	$1,341,469	$14,131

(1)	Includes equity-based compensation of $204,308 and $186,227 for the years ended December 31, 2017 and December 31, 2016, respectively.

Segment Revenues

The following sections discuss revenues for each of our business lines on a disaggregated basis for the years ended December 31, 2017 and 2016.

Private Markets Revenues

The following table presents Fees and Other, Net and Realized Performance Income in the Private Markets business line for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017	December 31, 2016	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$575,451	$466,422	$109,029
Transaction Fees	288,879	132,602	156,277
Monitoring Fees	81,021	64,354	16,667
Fee Credits	(220,710)	(103,579)	(117,131)
Total Fees and Other, Net	724,641	559,799	164,842

Realized Performance Income (Loss)
Carried Interest	1,198,981	1,252,370	(53,389)
Incentive Fees	—	—	—
Total Realized Performance Income (Loss)	$1,198,981	$1,252,370	$(53,389)

Fees and Other, Net

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

Recurring monitoring fees increased $12.4 million, which was primarily the result of an increase in the number of portfolio companies paying monitoring fees. For the year ended December 31, 2017, we had 66 portfolio companies that were paying an average monitoring fee of $0.9 million compared with 53 portfolio companies that were paying an average monitoring fee of $0.9 million for the year ended December 31, 2016. For the year ended December 31, 2017, we also received termination payments of $19.6 million in connection with the initial public offerings of Gardner Denver Holdings, Inc. and National Vision Holdings, Inc. compared to $15.3 million of termination payments received in the year ended December 31, 2016 in connection with the initial public offering of US Foods Holding Corp. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the initial public offering and other realization activity in our private equity portfolio, and are expected to continue to be smaller in size and number compared to prior periods.

Realized Performance Income

The following table presents realized carried interest by investment vehicle for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017	December 31, 2016
	($ in thousands)
2006 Fund	$557,888	$493,195
North America Fund XI	235,927	124,797
European Fund III	182,386	175,717
Asian Fund II	65,534	—
Co-Investment Vehicles and Other	40,156	10,381
Millennium Fund	28,266	60,257
European Fund II	20,251	172,645
China Growth Fund	20,130	2,858
Asian Fund	18,511	182,805
Real Estate Partners Americas	15,160	10,020
Global Infrastructure Investors	14,772	16,845
European Fund	—	2,850
Total Realized Carried Interest (1)	$1,198,981	$1,252,370

(1)	The above table excludes any funds for which there was no realized carried interest during either of the periods presented.

Realized carried interest for the year ended December 31, 2017, consisted primarily of realized gains from the sale of Capsugel S.A. and the partial sales of US Foods Holding Corp. and PRA Health Sciences, Inc.

Realized carried interest for the year ended December 31, 2016 consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc., Alliance Tire Group B.V. (manufacturing sector), and HCA Holdings, Inc.

Public Markets Revenues

The following table presents Fees and Other, Net and Realized Performance Income in the Public Markets business line for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017	December 31, 2016	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$329,737	$331,440	$(1,703)
Transaction Fees	48,370	30,155	18,215
Fee Credits	(40,719)	(28,049)	(12,670)
Total Fees and Other, Net	337,388	333,546	3,842

Realized Performance Income (Loss)
Carried Interest	—	3,838	(3,838)
Incentive Fees	73,395	33,346	40,049
Total Realized Performance Income (Loss)	$73,395	$37,184	$36,211

Fees and Other, Net

The net increase for the year ended December 31, 2017 was primarily due to an increase in transaction fees, partially offset by a corresponding increase in fee credits and a decrease in management fees. The increase in transaction fees was driven primarily by an $18.5 million breakup fee received in the year ended December 31, 2017 in connection with a terminated transaction, compared to having received no such breakup fees in the year ended December 31, 2016. The net amount of this fee attributable to us after credits to our fund investors was $4.6 million. The decrease in management fees related primarily to a reduction in management fees from Prisma as a result of the PAAMCO Prisma transaction that closed in the second quarter of 2017. KKR reports its investment in PAAMCO Prisma using the equity method of accounting, and on a segment basis, KKR reflects its allocation of the net income of PAAMCO Prisma as management fees and realized incentive fees.  Accordingly, the management fees and other revenues and expenses of Prisma that had been reported on a gross basis prior to the closing of the transaction on June 1, 2017 are reflected on a net basis as part of our allocation of the net income of PAAMCO Prisma after June 1, 2017 resulting in a decrease in our reported gross management fees when compared to the prior period. This decrease was partially offset by capital invested in our Special Situations Fund II, Lending Partners II Fund, and Lending Partners Europe Fund as well as an increase in management fees in certain separately managed accounts and with our hedge fund partnerships.

Realized Performance Income

The net increase for the year ended December 31, 2017 compared to the prior period was primarily attributable to higher incentive fees earned in our hedge fund partnerships, which were partially offset by lower incentive fees received from BDCs advised or sub-advised by KKR and a lower level of realized carried interest.

Capital Markets Revenues

The following table presents Transaction Fees in the Capital Markets business line for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017	December 31, 2016	Change
	($ in thousands)
Transaction Fees	$439,998	$181,517	$258,481

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

Principal Activities Revenues

The following table presents Realized Investment Income in the Principal Activities business line for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017	December 31, 2016	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses)	$194,020	$371,563	$(177,543)
Interest Income and Dividends	285,696	322,857	(37,161)
Total Realized Investment Income (Loss)	$479,716	$694,420	$(214,704)

Realized Investment Income
The decrease is primarily due to a lower level of net realized gains and, to a lesser extent, a decrease in interest income and dividends during the year ended December 31, 2017, compared to the prior period.
For the year ended December 31, 2017, net realized gains were comprised primarily of gains from the sale of Private Markets investments including the sales or partial sales of HCA Holdings, Inc., Walgreens Boots Alliance, Inc. and Visma AS, partially offset by losses on the sale of Fortune Creek Partnership and the restructurings of Algeco Scotsman and Aurora Eaglebine.
For the year ended December 31, 2016, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of Walgreens Boots Alliance, Inc., HCA Holdings, Inc., and Zimmer Biomet Holdings, Inc., offset by our investment in Samson Resources of approximately $254 million, the loss from the redemption of limited partner interests in a fund managed by BlackGold Capital Management, as well as certain CLOs being called. As of December 31, 2016, KKR no longer holds any limited partner interests in BlackGold Capital Management, although we continue to own an interest in its management company and fund general partner.

For the year ended December 31, 2017, interest income and dividends were comprised of (i) $163.4 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our Capital Markets business and our cash balances and (ii) $122.3 million of dividend income from distributions received primarily through our private equity investments and real estate investments including our investment in KREF.
For the year ended December 31, 2016, interest income and dividends were comprised of (i) $186.7 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our cash balances and other assets and (ii) $136.2 million of dividend income from distributions received primarily through our private equity investments, real estate investments including our investment in KREF and Public Markets investments.
The decrease in interest income and dividends is due primarily to the impact of a lower amount of capital invested in CLOs as well as a lower level of dividends for the year ended December 31, 2017 compared to the prior period.

Segment Expenses

Compensation and Benefits

The increase for the year ended December 31, 2017 compared to the prior period was primarily due to higher compensation and benefits expenses recorded in connection with higher total segment revenues, as well as higher equity-based compensation charges resulting from an increase in the weighted average number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The net increase for the year ended December 31, 2017 compared to the prior period was primarily due to higher professional fees and other administrative costs in connection with the growth of the firm, partially offset by a decrease in expenses that are creditable to our investment funds, which includes broken-deal expenses.

Interest Expense

For the year ended December 31, 2017 and 2016, interest expense relates primarily to the senior notes outstanding for KKR and KFN. The decrease in interest expense for the year ended December 31, 2017 compared to the prior period is due to the redemption of KFN's 8.375% senior notes due 2041 and other debt after the third quarter of 2016, a portion of which was replaced with the issuance of KFN's 5.200% senior notes due 2033, which bears a lower rate of interest.
After-tax Distributable Earnings

The net increase in after-tax distributable earnings for the year ended December 31, 2017 compared to the prior period was due primarily to higher transaction fees and management fees. These increases were partially offset primarily by a lower level of realized investment income and a higher level of compensation and benefits expense in the current period compared to the prior period.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of December 31, 2017 and December 31, 2016:

	As of
	December 31, 2017	December 31, 2016	Change
	($ in thousands)
Assets Under Management	$168,470,600	$129,555,700	$38,914,900
Fee Paying Assets Under Management	$117,437,500	$101,473,400	$15,964,100
Uncalled Commitments	$56,553,100	$37,791,300	$18,761,800

The following table presents one of our key performance metrics for the year ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017	December 31, 2016	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$23,045,100	$12,199,700	$10,845,400

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

These increases were partially offset by (i) distributions to Private Markets fund investors primarily as a result of realizations most notably in our 2006 Fund, European Fund III and North America Fund XI, and (ii) a decrease of $0.8 billion reflecting expired commitments that are no longer eligible to be called for investments. Our flagship private equity funds, such as our Asian Fund III which represents $9.0 billion of AUM at December 31, 2017, are raised only episodically toward the end of the investment period of their predecessor funds or when their predecessor funds' capital becomes largely invested or allocated for investment.

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

The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Gardner Denver Holdings, Inc., National Vision Holdings, Inc., and Qingdao Haier Co., Ltd. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in Fujian Sunner Development Co. Ltd., Laureate Education, Inc., and Engility Holdings, Inc.

Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Internet Brands, Inc., Weld North Holdings LLC, and Aricent Group. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Academy Ltd., Toys R Us, Inc., and Santanol Pty Ltd (forestry sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Weld North and Aricent Group, valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables, and (iii) individual company performance.  The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

For the year ended December 31, 2016, the value of our private equity investment portfolio increased 11.9%. This was comprised of a 3.9% increase in the share prices of various publicly held or publicly indexed investments and an 18.4% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in US Foods Holding Corp., PRA Health Sciences Inc. and HCA Holdings, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in First Data Corporation, Walgreens Boots Alliance, Inc. and Qingdao Haier Co., Ltd. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co. Ltd (health care sector), Capsugel S.A. and Sedgwick Claims Management Services, Inc. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Group, OEG Management Partners Limited (energy sector), and Academy Ltd. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Panasonic Healthcare Co. Ltd, Capsugel S.A., and Sedgwick Claims Management Services Inc., valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Certain investments included in our AUM are denominated in currencies other than the U.S. dollar. Those investments expose our AUM to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our policy is generally to reduce these risks in certain cases by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which the investments are denominated. We do not, however, hedge our currency exposure in all currencies or for all investments. See "—Quantitative and Qualitative Disclosures about Market Risk—Exchange Rate Risk" and "Risk Factors—Risks Related to the Assets We Manage—We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States."

Public Markets

The following table reflects the changes in our Public Markets AUM from December 31, 2016 to December 31, 2017:

($ in thousands)
December 31, 2016	$55,740,200
New Capital Raised	13,221,600
Acquisitions	1,794,800
Impact of Other Transactions	3,811,400
Distributions	(3,831,800)
Redemptions	(3,653,100)
Change in Value	3,860,400
December 31, 2017	$70,943,500

AUM in our Public Markets segment totaled $70.9 billion at December 31, 2017, an increase of $15.2 billion compared to AUM of $55.7 billion at December 31, 2016. The increase for the period was primarily due to new capital raised across multiple strategies most notably $3.5 billion in certain leveraged credit strategies, $2.9 billion with our hedge fund partnerships, $2.4 billion in our CLOs, $1.5 billion in our private opportunistic credit strategy, $1.4 billion in two new strategic investor partnerships and $0.8 billion in our Lending Partners III Fund. The "Impact of Other Transactions" represents the closing of the PAAMCO Prisma transaction. This resulted in a net increase of approximately $3.8 billion reflecting the excess of our pro rata portion of the AUM of PAAMCO Prisma over the historical AUM of Prisma. For the year ended December 31, 2017, new capital raised offset redemptions with our hedge fund partnerships. The "Acquisitions" activity represents the increase in our pro rata portion of the AUM of Marshall Wace in connection with the acquisition of an additional 5% interest in this hedge fund partnership. The increases due to change in value were driven primarily by our hedge fund partnerships, our domestic private credit strategies and our European CLOs and certain European leveraged credit strategies. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily with our hedge fund partnerships, our private credit strategies and our CLOs.

Fee Paying Assets Under Management

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

FPAUM in our Public Markets segment was $55.8 billion at December 31, 2017, an increase of $6.5 billion compared to FPAUM of $49.3 billion at December 31, 2016. The increase was primarily due to new capital raised across multiple strategies, most notably $2.9 billion with our hedge fund partnerships, $2.7 billion in certain leveraged credit strategies, $2.4 billion in our CLOs, $1.1 billion in our Special Situations Fund II and $1.2 billion in our direct lending strategies. New capital raised includes capital that was raised in previous periods but began earning fees upon deployment of capital. For the year ended December 31, 2017, new capital raised offset redemptions with our hedge fund partnerships. Change in value was driven primarily by $1.1 billion through our hedge fund partnerships, $0.7 billion in certain leveraged credit strategies and $0.6 billion in our European CLOs. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies driven by $2.9 billion from our hedge fund partnerships, $3.2 billion from our private credit strategies and $1.3 billion from our CLOs. The "Impact of Other Transactions" represents the closing of the PAAMCO Prisma transaction. This resulted in a net decrease of approximately $1.6 billion reflecting the excess of our historical FPAUM of Prisma, over our pro rata portion of the FPAUM of PAAMCO Prisma. FPAUM excludes assets under advisement of PAAMCO Prisma. The "Acquisitions" activity represents the increase in our pro rata portion of the AUM of Marshall Wace in connection with the acquisition of an additional 5% interest in this hedge fund partnership.

Uncalled Commitments

Private Markets

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

Public Markets Capital Invested

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

Reconciliations to GAAP Measures

For the reconciliations of the most directly comparable financial measures calculated and presented in accordance with GAAP to total segment revenues, total segment expenses, and after-tax distributable earnings, see Item 8. Financial Statements and Supplementary Data—Note 14 "Segment Reporting."

Segment Balance Sheet

Our segment balance sheet is the balance sheet of KKR & Co. Inc. and its subsidiaries on a segment basis which includes, but is not limited to, our investment management companies, broker-dealer companies, general partners of our investment funds, and KFN. Our segment balance sheet excludes the assets and liabilities of our investment funds and CFEs and other consolidated entities that are not subsidiaries of KKR & Co. Inc.

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

The following tables present information with respect to our segment balance sheet as of December 31, 2018 and December 31, 2017:

	As of	As of
	December 31, 2018	December 31, 2017
	($ in thousands, except per share amounts)
Cash and Short-term Investments	$2,502,239	$3,214,794
Investments	9,847,464	8,488,606
Unrealized Carried Interest (1)	1,223,084	1,620,401
Corporate Real Estate	161,225	161,225
Tax Assets	561,114	—
Other Assets	3,292,510	2,276,286
Total Assets	$17,587,636	$15,761,312

Debt Obligations - KKR (ex-KFN)	$2,367,801	$2,000,000
Debt Obligations - KFN	948,517	764,767
Preferred Shares - KFN	—	373,750
Tax Liabilities	174,395	—
Other Liabilities	590,981	426,699
Total Liabilities	4,081,694	3,565,216

Noncontrolling Interests	25,382	22,187
Preferred Stock	500,000	500,000

Book Value	$12,980,560	$11,673,909

Book Value Per Outstanding Adjusted Share	$15.57	$14.20

(1) Unrealized Carried Interest
Private Markets Business Line	$1,083,163	$1,480,142
Public Markets Business Line	139,921	140,259
Total	$1,223,084	$1,620,401

Book Value Per Outstanding Adjusted Share

Book value per outstanding adjusted share increased 9.6% from December 31, 2017. This increase was due primarily to a broad-based increase in the value of KKR's investment portfolio, including investments held directly by KKR as well as investments held through investment funds, such as KKR's private equity funds, where KKR is entitled to earn carried interest. For the year ended December 31, 2018, the value of KKR's balance sheet portfolio, on a segment basis, increased 7.1% and KKR's private equity portfolio increased 5.1%. The increase in KKR's balance sheet portfolio was primarily due to mark-to-market gains in our portfolio companies. For a further discussion, see "—Consolidated Results of Operations—Unrealized Gains from Investment Activities" and "—Consolidated Results of Operations—Unrealized Losses from Investment Activities." For a discussion of the changes in KKR's private equity portfolio, see "—Segment Analysis—Other Operating and Performance Measures—AUM." The increase in book value per outstanding adjusted share was also due to approximately $1.6 billion of after-tax distributable earnings which were partially offset by dividends to Class A common stockholders during the year ended December 31, 2018. Effective as of September 30, 2018, KKR's segment balance sheet reflects KKR's tax assets and liabilities as prepared under GAAP, which increased book value by approximately $160 million as of such date. For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Segment Analysis—Segment Results."

The following table presents the holdings of our segment balance sheet by asset class as of December 31, 2018. To the extent investments on our segment balance sheet are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of December 31, 2018
Investments	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Co-Investments, Core Investments and Other Equity	$3,441,549	$4,013,910	40.8%
Private Equity Funds	1,328,293	1,693,992	17.2%
Private Equity Total	4,769,842	5,707,902	58.0%

Energy	664,847	667,798	6.8%
Real Estate	783,847	794,835	8.1%
Infrastructure	418,747	500,088	5.1%
Real Assets Total	1,867,441	1,962,721	20.0%

Special Situations	672,334	565,571	5.7%
Direct Lending	113,718	97,541	1.0%
Mezzanine	29,794	32,476	0.3%
Alternative Credit Total	815,846	695,588	7.0%
CLOs	703,216	626,661	6.4%
Other Credit	384,752	262,645	2.6%
Credit Total	1,903,814	1,584,894	16.0%

Other	591,709	591,947	6.0%

Total Investments	$9,132,806	$9,847,464	100.0%

	December 31, 2018
Significant Investments: (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
First Data Corporation (NYSE: FDC)	$794,978	$998,113	10.1%
USI, Inc.	500,111	650,144	6.6%
Heartland Dental LLC	302,255	332,480	3.4%
KKR Real Estate Finance Trust Inc. (NYSE: KREF)	325,000	311,188	3.2%
PetVet Care Centers, LLC	243,188	291,826	3.0%
Total Significant Investments	2,165,532	2,583,751	26.3%

Other Investments	6,967,274	7,263,713	73.7%
Total Investments	$9,132,806	$9,847,464	100.0%

(1)
The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their fair values as of December 31, 2018. The fair value figures include the co-investment and the limited partner and/or general partner interests held directly by KKR in the underlying investment, if applicable.

The following tables provide reconciliations of KKR's GAAP Consolidated Statements of Financial Condition to our Segment Balance Sheet as of December 31, 2018 and December 31, 2017.

As of December 31, 2018
(Amounts in thousands)
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	SEGMENT BALANCE SHEET

Assets
Cash and Cash Equivalents	$1,751,287	(88,852)	—	839,804	—	$2,502,239	Cash and Short-term Investments
Investments	44,907,982	(30,069,428)	(922,977)	(4,068,113)	—	9,847,464	Investments
		—	—	1,223,084	—	1,223,084	Unrealized Carried Interest
		—	—	161,225	—	161,225	Corporate Real Estate
		—	—	561,114	—	561,114	Tax Assets
Other Assets	4,084,106	(1,730,191)	—	938,595	—	3,292,510	Other Assets
Total Assets	$50,743,375	(31,888,471)	(922,977)	(344,291)	—	$17,587,636

Liabilities and Equity
Debt Obligations	22,341,192	(19,024,874)	—	(948,517)	—	2,367,801	Debt Obligations - KKR (ex-KFN)
		—	—	948,517	—	948,517	Debt Obligations - KFN
		—	—	174,395	—	174,395	Tax Liabilities
Other Liabilities	3,019,574	(986,930)	(922,977)	(518,686)	—	590,981	Other Liabilities
Total Liabilities	25,360,766	(20,011,804)	(922,977)	(344,291)	—	4,081,694

Redeemable Noncontrolling Interests	1,122,641	(1,122,641)	—	—	—	—

Stockholders' Equity
Preferred Stock	482,554	—	—	(482,554)	—
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	8,167,056	205,502	—	(17,446)	4,625,448	12,980,560	Book Value
Noncontrolling Interests	15,610,358	(10,959,528)	—	—	(4,625,448)	25,382	Noncontrolling Interests
		—	—	500,000	—	500,000	Preferred Stock
Total Liabilities and Equity	$50,743,375	(31,888,471)	(922,977)	(344,291)	—	$17,587,636

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P.

As of December 31, 2017
(Amounts in thousands)
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	SEGMENT BALANCE SHEET

Assets
Cash and Cash Equivalents	$1,876,687	—	—	1,338,107	—	—	$3,214,794	Cash and Short-term Investments
Investments	39,013,934	(27,684,368)	(1,220,559)	(1,620,401)	—	—	8,488,606	Investments
		—	—	1,620,401	—	—	1,620,401	Unrealized Carried Interest
Other Assets	4,944,098	(974,710)	—	(1,499,332)	—	(193,770)	2,276,286	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$45,834,719	(28,659,078)	(1,220,559)	—	—	(193,770)	$15,761,312

Liabilities and Equity
Debt Obligations	21,193,859	(18,429,092)	—	(764,767)	—	—	2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	764,767	—	—	764,767	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	3,978,060	(2,207,518)	(1,220,559)	—	—	(123,284)	426,699	Other Liabilities
Total Liabilities	25,171,919	(20,636,610)	(1,220,559)	373,750	—	(123,284)	3,565,216

Redeemable Noncontrolling Interests	610,540	(610,540)	—	—	—	—

Stockholders' Equity
Preferred Stock	482,554	—	—	(482,554)	—	—
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	6,703,382	214,188	—	(17,446)	4,844,271	(70,486)	11,673,909	Book Value
Noncontrolling Interests	12,866,324	(7,626,116)	—	(373,750)	(4,844,271)	—	22,187	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Stock
Total Liabilities and Equity	$45,834,719	(28,659,078)	(1,220,559)	—	—	(193,770)	$15,761,312

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

The following table provides reconciliations of KKR's GAAP Shares of Class A Common Stock Outstanding to Adjusted Shares Eligible for Distribution and Outstanding Adjusted Shares:

	As of	As of
	December 31, 2018	December 31, 2017
GAAP Shares of Class A Common Stock Outstanding	534,857,237	486,174,736
Adjustments:
Other Securities (1)	—	2,299,421
KKR Holdings Units (2)	299,081,239	335,971,334
Adjusted Shares Eligible for Distribution (3)	833,938,476	824,445,491
Adjustments:
Other Securities	—	(2,299,421)
Outstanding Adjusted Shares	833,938,476	822,146,070

Unvested Shares of Class A Common Stock (4)	33,408,491	46,475,176

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

(4)
Represents equity awards granted under the Equity Incentive Plan. The issuance of Class A common stock of KKR & Co. Inc. pursuant to awards under the Equity Incentive Plan dilutes KKR Class A common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. Excludes the award of 2,500,000 restricted stock units granted to each of our Co-Presidents/Co-Chief Operating Officers during 2017 that have not met their market-price based vesting condition as of December 31, 2018 or December 31, 2017. See Item 8. Financial Statements and Supplementary Data—Note 12 "Equity Based Compensation."

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends), as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products, and other growth initiatives, including acquisitions of other investments, assets, and businesses; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our stockholders and holders of our Series A and Series B Preferred Stock; and (vii) paying borrowings, interest payments, and repayments under credit agreements, our senior notes, and other borrowing arrangements. See "—Liquidity—Liquidity Needs—Dividends."

Sources of Liquidity

Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) realizations on and sales of investments and other assets, including the transfers of investments for fund formations; and (v) borrowings under our credit facilities, debt offerings, and other borrowing arrangements. In addition, we may generate cash proceeds from sales of our equity securities.

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of December 31, 2018, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities."

As of December 31, 2018, netting holes in excess of $50 million existed at one of our private equity funds, which was North America Fund XI, which had a netting hole of approximately $73 million. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. The following describes these sources of liquidity.

Revolving Credit Agreements, Senior Notes, KFN Debt Obligations & KFN Securities

For a discussion of KKR's debt obligations, including our revolving credit agreements, senior notes, KFN debt obligations, and KFN securities, see Item 8. Financial Statements and Supplementary Data—Note 10 "Debt Obligations."

Preferred Stock

For a discussion of KKR's equity, including our preferred stock, see Item 8. Financial Statements and Supplementary Data—Note 15 "Equity."

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

•	service debt obligations including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses and contingencies, including litigation matters;

•	payment of corporate income taxes following the Conversion;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	pay cash dividends in accordance with our dividend policy for our Class A common stock or the terms of our preferred stock;

•	underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;

•	make future purchase price payments in connection with our proprietary investments, such as our hedge fund partnership with Marshall Wace, to the extent not paid by newly issued Class A common stock;

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

KKR & Co. Inc. Share Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding shares of Class A common stock. On February 9, 2017, KKR announced the authorization for KKR to repurchase an incremental $250 million under this unit repurchase program. On May 3, 2018, KKR announced the increase of the available amount under its repurchase program to $500 million, which may be used for the repurchase of its Class A common stock and the retirement of equity awards issued pursuant to our Equity Incentive Plan (and any successor equity plan thereto). During the fourth quarter of 2018, KKR repurchased 4.2 million shares for approximately $93 million and retired 1.6 million equity awards for approximately $46 million. As of December 31, 2018, approximately $868 million has been spent since October 27, 2015, representing a total of 51.8 million shares, to either repurchase shares or retire equity awards. As of December 31, 2018, approximately $282 million is available under the repurchase program.

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

In addition to the purchases of Class A common stock as described above, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan (and any successor equity plan thereto) representing the right to receive Class A common stock. See Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 8% of a fund's total capital commitments at final closing; however, the size of our general partner commitment to certain funds pursuing newer strategies may exceed this range. The following table presents our uncalled commitments to our active investment funds as of December 31, 2018:

Uncalled Commitments
Private Markets	($ in thousands)
Core Investment Vehicles	$2,315,500
Asian Fund III	532,100
Americas Fund XII	528,200
European Fund V	400,000
Global Infrastructure III	310,600
Real Estate Partners Americas II	138,800
Health Care Strategic Growth	131,000
Next Generation Technology Growth	55,100
European Fund IV	49,900
Real Estate Partners Europe	33,200
Real Estate Credit Opportunity Partners	8,000
Other Private Markets Vehicles	464,200
Total Private Markets Commitments	4,966,600

Public Markets
Special Situations Fund II	119,600
Private Credit Opportunities Partners II	30,800
Lending Partners III	19,100
Lending Partners Europe	14,200
Other Public Markets Vehicles	123,700
Total Public Markets Commitments	307,400

Total Uncalled Commitments	$5,274,000

Other Commitments

In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets primarily in our Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets business line. As of December 31, 2018, these commitments amounted to $370.5 million and $663.7 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for our Capital Markets business line are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown occurring after December 31, 2018. Our capital markets business has an arrangement with a third party, which reduces our risk when underwriting certain debt transactions, and thus our unfunded commitments as of December 31, 2018 are reduced to reflect the amount to be funded by such third party. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Investment in Marshall Wace

In connection with our investment in Marshall Wace, either of Marshall Wace or KKR may, in the fourth quarter of 2019, exercise a put option or a call option, respectively, that would give KKR an incremental 5% equity interest in Marshall Wace. KKR currently holds an ownership interest of 34.6%. The exercise of such options would require the use of cash and/or KKR

Class A common stock. For further information on this and prior option exercises, see Item 8. Financial Statements and Supplementary Data—Note 4 "Investments—Equity Method."

Tax Receivable Agreement

We may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings, which may result in an increase in our tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former principals who have exchanged KKR Holdings units for KKR Class A common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the agreement. For the full description of the tax receivable agreement and our obligations thereunder, see Item 8. Financial Statements and Supplementary Data—Note 13 "Related Party Transactions—Tax Receivable Agreement," and for a discussion of amounts payable and cumulative cash payments made under the tax receivable agreement see "—Liquidity—Other Liquidity Needs—Contractual Obligations, Commitments and Contingencies."

Following the Conversion, we expect the amount of future payments under the tax receivable agreement to be materially higher than it would have been had we not converted to a corporation. In addition, our obligations under the tax receivable agreement would be effectively accelerated in the event of an early termination of the tax receivable agreement by us or in the event of certain mergers, asset sales and other forms of business combinations or other changes of control. See "Risk Factors—Risks Related to Our Organization—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our Class A common stock for KKR Group Partnership Units and related transactions."

Dividends
A dividend of $0.125 per share of Class A common stock has been declared, which will be paid on February 26, 2019 to holders of record of Class A common stock as of the close of business on February 11, 2019.
A dividend of $0.421875 per share of Series A Preferred Stock has been declared and set aside for payment on March 15, 2019 to holders of record of Series A Preferred Stock as of the close of business on March 1, 2019. A dividend of $0.406250 per share of Series B Preferred Stock has been declared and set aside for payment on March 15, 2019 to holders of record of Series B Preferred Stock as of the close of business on March 1, 2019.
When KKR & Co. Inc. receives distributions from the KKR Group Partnerships (the holding companies of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships.
The declaration and payment of dividends to our Class A common stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. As a corporation, we expect our dividends to our Class A common stockholders, if declared, to be lower than the distribution amounts we declared in prior periods as a limited partnership. Our distribution policy as a limited partnership had been to pay annual aggregate distributions to holders of our common units of $0.68 per common unit, and our dividend policy after the Conversion and beginning with respect to the third quarter of 2018 is to pay dividends to holders of our Class A common stock in an initial annual aggregate amount of $0.50 per share (or a quarterly dividend of $0.125 per share), in each case, subject to the discretion of our board of directors based on a number of factors, including KKR’s future financial performance and other considerations that the board deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay following July 1, 2018 (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. No income, gains, losses, deductions or credits of KKR will flow through to the stockholders for U.S. federal income tax purposes following July 1, 2018. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our Class A common stock will be maintained. Furthermore, the declaration and payment of distributions by the KKR Group Partnerships and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements and the terms of the preferred stock of the KKR Group Partnerships.

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

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2018 excluding consolidated funds and CFEs with a reconciliation of such amounts to the anticipated future cash payments of KKR including consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$5,274.0	$—	$—	$—	$5,274.0
Debt payment obligations (2)	—	500.0	228.2	2,588.1	3,316.3
Interest obligations on debt (3)	164.0	288.3	263.6	2,080.3	2,796.2
Underwriting commitments (4)	519.7	—	—	—	519.7
Lending commitments (5)	144.0	—	—	—	144.0
Purchase commitments (6)	370.5	—	—	—	370.5
Lease obligations	50.6	69.3	29.7	76.3	225.9
Corporate real estate (7)	318.0	—	—	—	318.0
Total Contractual Obligations of KKR	6,840.8	857.6	521.5	4,744.7	12,964.6
Plus: Uncalled commitments of consolidated funds (8)	9,831.5	—	—	—	9,831.5
Plus: Debt payment obligations of consolidated funds, CFEs and Other (9)	1,561.7	2,030.1	770.6	14,960.3	19,322.7
Plus: Interest obligations of consolidated funds, CFEs and Other (10)	729.1	1,264.7	957.8	2,710.1	5,661.7
Plus: Purchase commitments of consolidated funds (11)	419.5	—	—	—	419.5
Total Consolidated Contractual Obligations	$19,382.6	$4,152.4	$2,249.9	$22,415.1	$48,200.0

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

(2)
Amounts include: (i) $500 million aggregate principal amount of 6.375% Senior Notes due 2020 issued by KKR Group Finance Co. LLC, $500 million aggregate principal amount of 5.500% Senior Notes due 2043 issued by KKR Group Finance Co. II LLC and $1,000 million aggregate principal amount of 5.125% Senior Notes due 2044 issued by KKR Group Finance Co. III LLC, gross of unamortized discount; (ii) $367.8 million aggregate principal amount of 0.509% Senior Notes due 2023, 0.764% Senior Notes due 2025 and 1.595% Senior Notes due 2038 issued by KKR Group Finance Co. IV LLC (denominated in Japanese Yen); (iii) $500 million aggregate principal amount of KFN 2032 Senior Notes, gross of unamortized discount; (iv) $120 million aggregate principal amount of KFN 2033 Senior Notes; (v) $70.0 million aggregate principal amount of KFN 5.400% Senior Notes due 2033 and (vi) $258.5 million aggregate principal amount of KFN junior subordinated notes, gross of unamortized discount. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2018 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2018, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

(7)
Represents the amount payable in 2019 upon delivery of a new KKR office being constructed, all or a portion of which represents construction financing obtained by the developer and may be refinanced upon delivery of the completed office.

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

(9)
Amounts include (i) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $4.2 billion, (ii) debt securities issued by our consolidated CLOs of $12.5 billion, (iii) debt securities issued by our consolidated CMBS entities of $1.9 billion and (iv) borrowings collateralized by specific investments and other assets held directly by majority-owned investment vehicles of $0.7 billion. In April 2018, a consolidated entity of KKR sold its controlling beneficial interest in four consolidated CMBS vehicles. Debt securities issued by consolidated CLOs and CMBS entities are supported solely by the investments held at the CLO and CMBS vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(10)
The interest obligations on debt of our CFEs and other borrowings represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2018 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2018, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(11)	Represents commitments of consolidated funds to fund the purchase of various investments.

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2018, an undiscounted payable of $117.9 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of December 31, 2018, approximately $24.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement" and "Part II. Item 1A. Risk Factors—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our Class A common stock for KKR Group Partnership Units and related transactions."

We may incur contingent liabilities for claims that may be made against us in the future. We enter into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of our investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that we have made. KKR has also provided certain guarantees for fraud, willful misconduct, bankruptcy and other customary wrongful acts in connection with certain investment vehicles. KKR has also guaranteed certain of our employees' (other than our named executive officers) and consultants' personal loans obtained in connection with certain fund investments. We have also indemnified employees and non-employees against potential liabilities, in connection with their service as described under "Item 13. Certain Relationships and Related Transactions, and Director Independence-Indemnification of Directors, Officers and Others." In addition, we have also provided credit support to certain of our subsidiaries' obligations in connection with certain investment vehicles or partnerships that we manage. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions, and we have also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of certain investment vehicles. Our maximum exposure under these arrangements is currently unknown as our liabilities for these matters would require a claim to be made against us in the future.

The partnership documents governing our carry-paying funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. See Item 8. Financial Statements and Supplementary Data—Note 16 "Commitments and Contingencies—Contingent Repayment Guarantees" for further information on KKR's potential clawback obligations.

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

The following discusses certain aspects of our critical accounting policies. For a full discussion of these and all critical accounting policies, see Item 8. Financial Statements & Supplementary Data—Note 2 "Summary of Significant Accounting Policies."

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

We classified 4.8% of total investments measured and reported at fair value as Level I at December 31, 2018.

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

We classified 39.3% of total investments measured and reported at fair value as Level II at December 31, 2018.

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

We classified 55.9% of total investments measured and reported at fair value as Level III at December 31, 2018. The valuation of our Level III investments at December 31, 2018 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.

 Level III Valuation Methodologies

With respect to our private equity portfolio, which includes growth equity investments, we generally employ two valuation methodologies when determining the fair value of an investment. The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. In certain cases the results of the discounted cash flow approach can be significantly impacted by these estimates. Other inputs are also used in both methodologies. Also, as discussed in greater detail under "—Business Environment" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, but may have a significant adverse impact on the value of our investments" in this report, a change in interest rates could have a significant impact on valuations. In addition, when a definitive agreement has been executed to sell an investment, KKR generally considers a significant determinant of fair value to be the consideration to be received by KKR pursuant to the executed definitive agreement.

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

Across the total Level III private equity investment portfolio, including investments in both consolidated and unconsolidated investment funds, approximately 69% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 2% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of December 31, 2018, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 41%, 47%, and 12%, respectively.

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

On a segment basis, our energy real asset investments in oil and gas-producing properties as of December 31, 2018 had a fair value of approximately $668 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in book value of $66.8 million. As of December 31, 2018, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that book value would have been approximately $103 million lower.

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

Key unobservable inputs that have a significant impact on our Level III investment valuations as described above are included in Item 8. Financial Statements and Supplementary Data—Note 5 "Fair Value Measurements."

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review.

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 5% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR's investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of December 31, 2018, less than 4% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.

KKR has a global valuation committee that is responsible for coordinating and implementing the firm's valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. The global valuation committee is assisted by the asset class-specific valuation committees that exist for private equity (including core investments), growth equity, real estate, energy and infrastructure and credit. The asset class-specific valuation committees are responsible for the review and approval of all preliminary Level III valuations in their respective asset classes on a quarterly basis. The members of these valuation committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments. For periods prior to the completion of the PAAMCO Prisma transaction, when Level III valuations were required to be performed on hedge fund investments, a valuation committee for hedge funds reviewed these valuations.

All Level III valuations are also subject to approval by the global valuation committee, which is comprised of senior employees including investment professionals and professionals from business operations functions, and includes one of KKR's Co-Presidents and Co-Chief Operating Officers and its Chief Financial Officer, General Counsel and Chief Compliance Officer. When valuations are approved by the global valuation committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of the board of directors of KKR & Co. Inc. and are then reported to the board of directors.

As of December 31, 2018, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

As described above, Level II and Level III investments were valued using internal models with significant unobservable inputs and our determinations of the fair values of these investments may differ materially from the values that would have resulted if readily observable inputs had existed. Additional external factors may cause those values, and the values of investments for which readily observable inputs exist, to increase or decrease over time, which may create volatility in our earnings and the amounts of assets and stockholders' equity that we report from time to time.

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

As of December 31, 2018, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of December 31, 2018, investments which represented greater than 5% of total segment investments consisted of First Data Corporation and USI, Inc. valued at $998.1 million and $650.1 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of First Data Corporation. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Segment Balance Sheet" for additional information regarding our largest holdings on a segment basis.

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

Recognition of Carried Interest in the Statement of Operations

Carried interest entitles the general partner of a fund to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduces noncontrolling interests' attributable share of those earnings. Carried interest is earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reversed and reflected as losses in the statement of operations. For funds that are not consolidated, amounts earned pursuant to carried interest are included in capital allocation-based income in the consolidated statements of operations. Amounts earned pursuant to carried interest at consolidated funds are eliminated from fees and other upon consolidation of the fund and are included as investment income (loss) in net gains (losses) from investment activities along with all of the other investment gains and losses at the consolidated fund.

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

Recently Issued Accounting Pronouncements

For a full discussion of recently issued accounting pronouncements, see Item 8. Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks primarily relates to movements in the fair value of investments, including the effect that those movements have on our management fees, carried interest, and net gains from investment activities. The fair value of investments may fluctuate in response to changes in the values of investments, foreign currency exchange rates, and interest rates. Additionally, interest rate movements can adversely impact the amount of interest income we receive on credit instruments bearing variable rates and could also impact the amount of interest that we pay on debt obligations bearing variable rates.

The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate in order to provide a reader with an indication of the directional impact that a hypothetical adverse movement in certain risks would have on net income attributable to KKR & Co. Inc. In all cases, these directional impacts are presented after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings. As of December 31, 2018, KKR & Co. Inc. and KKR Holdings held interests in our business of 64.1% and 35.9%, respectively. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.

The firm uses various committees to help manage market risk and general business risks.

Management of Market Risk

When we commit capital of a certain amount from our balance sheet to investments or transactions, a balance sheet committee of senior employees, including our two Co-Chief Executive Officers, a Co-President/Co-Chief Operating Officer, and the Chief Financial Officer, must approve the investment or transaction before it may be made. The committee may delegate authority to other employees subject to maximum commitment sizes or other limitations determined by the committee. In addition, this committee supervises activities governing KKR's capital structure, liquidity, and the composition of our balance sheet.

Certain securities transactions by our capital markets business are subject to risk tolerance limits, regulatory capital requirements, and the review and approval of one or more committees in compliance with rules applicable to broker-dealers pursuant to the Exchange Act. When our capital is committed to capital markets transactions after diligence is conducted, such transactions are subject to the review and approval of a capital markets underwriting committee. These transactions are also subject to risk tolerance limits. The risk tolerance limits establish the level of investment we may make in a single company or type of transaction, for example, and are designed to avoid undue concentration and risk exposure. Regulatory capital requirements also place limits on the size of securities underwritings the capital markets business can conduct based on quantitative measure of assets, liabilities, and certain off-balance-sheet items. Aggregate balance sheet risk and capital deployed for transactions are monitored on an ongoing basis by the balance sheet committee referenced above.

With respect to the funds and other investment vehicles through which we make investments for our fund investors, KKR manages risk by subjecting transactions to the review and approval of an applicable investment committee or portfolio manager; a portfolio management committee (or other designated senior employees) then regularly monitors these investments. Before making an investment, investment professionals identify risks in due diligence, evaluating, among other things, business, financial, legal and regulatory issues, financial data, and other information relevant to a particular investment. An investment team presents the investment and its identified risks to an investment committee or a portfolio manager, which must approve each investment before it may be made. If an investment is made, a portfolio management committee (or other designated senior employees) is responsible for working with our investment professionals to monitor the investment on an ongoing basis.

Management of General Business Risk

KKR has an investment management and distribution committee comprised of senior employees across our business lines, and includes our Co-Presidents/Co-Chief Operating Officers. The investment management and distribution committee focuses on coordinating investment and distribution activities across the firm. KKR has a risk and operations committee comprised of senior employees from across our business operations, and includes our Co-Presidents/Co-Chief Operating Officers, Chief Financial Officer, General Counsel, and Chief Compliance Officer. The risk and operations committee focuses on KKR's operations and enterprise risk management.

KKR's global conflicts and compliance committee is responsible for analyzing and addressing new or potential conflicts of interest that may arise in KKR's business, including conflicts relating to specific transactions as well as potential conflicts involving the overall activities of KKR and its various businesses. This committee also reviews and monitors certain compliance matters. Our Chief Financial Officer, General Counsel, and Chief Compliance Officer are included as members of this committee.

Changes in Fair Value

The majority of our investments are reported at fair value. Net changes in the fair value of investments impact the net gains (losses) from investment activities in our consolidated statements of operations. Based on investments held as of December 31, 2018, we estimate that an immediate 10% decrease in the fair value of investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR & Co. Inc. would generally be significantly less than the amount described above, given that a significant portion of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments and to a lesser extent our management fees. Because of this, the quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. Inc. before income taxes. The actual impact to individual line items within the consolidated statements of operations would differ from the amounts shown below as a result of (i) the inclusion of amounts attributable to KKR Holdings in individual line items within the consolidated statement of operations, (ii) the elimination of management fees and carried interest as a result of the consolidation of certain investment funds and CFEs, and (iii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of certain investment funds and CFEs.

Based on the fair value of investments as of December 31, 2018, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2019 from reductions in the following items, if not offset by other factors:

	Management Fees		Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest
	($ in thousands)
10% Decline in Fair Value of Investments (1)	$17,791	(2)	$276,880	(3)	$631,580	(3)

(1)
An immediate, hypothetical 10% decline in the fair value of investments would also impact our ability to earn incentive fees. Since the majority of our incentive fees are earned at December 31st or September 30th of each calendar year and are not subject to clawback, a 10% decline in fair value would generally result in the recognition of no incentive fees on a prospective basis and result in lower net income relative to prior years where such incentive fees may have been earned.

(2)	Represents an annualized reduction in management fees.

(3)	Decrease would impact our statement of operations in a single quarter. With respect to carried interest, for purposes of this analysis the impact of preferred returns are ignored.

Management Fees

Our management fees in our Private Markets investment funds are generally calculated based on the amount of capital committed or invested by a fund, as described under "Business—Our Business Lines—Private Markets." Accordingly, movements in the fair value of investments do not significantly affect the amount of fees we may charge in Private Markets funds. Management fees in our infrastructure funds are calculated based on NAV of the fund and, in some cases, we additionally earn management fees on the fund's remaining commitment.

In the case of our Public Markets business, management fees are often calculated based on the average NAV of the fund for that particular period, although certain funds in our Public Markets business line have management fees based on the amount of capital invested. In the case of our CLO vehicles, management fees are calculated based on the collateral of the vehicle. The collateral is based on the par value of the investments and cash on hand.

To the extent that management fees are calculated based on the NAV of the fund's investments, the amount of fees that we may charge will increase or decrease in direct proportion to the effect of changes in the fair value of the fund's investments. The proportion of our management fees that are based on NAV depends on the number and type of funds in existence. For the year ended December 31, 2018, the fund management fees that were recognized based on the NAV of the applicable funds was approximately 26%.

Publicly Traded Securities

Our investment funds and KKR's balance sheet hold certain investments in portfolio companies whose securities are publicly traded. The market prices of securities may be volatile and are likely to fluctuate due to a number of factors beyond our control. These factors include actual or anticipated fluctuations in the quarterly and annual results of such companies or of other companies in the industries in which they operate, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, industry conditions, changes in government regulation, shortfalls in operating results from levels forecasted by securities analysts, the general state of the securities markets and other material events, such as significant management changes, re-financings, acquisitions, and dispositions. In addition, although a substantial portion of our investments are comprised of investments in portfolio companies whose securities are not publicly traded, the value of these privately held investments may also fluctuate as our Level III investments are valued in part using a market comparables analysis. Consequently, due to similar factors beyond our control as described above for portfolio companies whose securities are publicly traded, the value of these Level III investments may fluctuate with market prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."

Exchange Rate Risk

Our investment funds, CLO vehicles, and KKR's balance sheet hold investments denominated in currencies other than the U.S. dollar. Those investments expose us and our fund investors to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. Our policy is to reduce these risks by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to future changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which the investments are denominated.

Our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which our investments are denominated (including euros, British pounds, Japanese yen, among others), net of the impact of foreign exchange hedging strategies. The quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. Inc. before income taxes. The actual impact to individual line items within the statements of operations would differ from the amounts shown below as a result of (i) the inclusion of amounts attributable to KKR Holdings in individual line items within the consolidated statement of operations, (ii) the elimination of carried interest as a result of the consolidation of certain investment funds, and (iii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of certain investment funds and CLO vehicles.

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated as of December 31, 2018 (i.e. an increase in the value of the U.S. dollar against these foreign currencies) would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2019 from reductions in the following items, net of the impact of foreign exchange hedging strategies, if not offset by other factors:

	Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest
	($ in thousands)
10% Decline in Foreign Currencies Against the U.S. Dollar (1)	$47,029	(2)	$54,787	(2)

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

Interest Income

We and certain consolidated funds, including CLOs, hold credit investments that generate interest income based on variable interest rates. We are exposed to interest rate risk relating to investments that generate yield since a meaningful portion of credit investments held by us and our consolidated funds, including CLOs, earn income based on variable interest rates. However, the contractual interest rate structure for a large portion of our credit investments bearing variable rates have "floors," which establish a minimum rate of interest that will be earned. In the current low interest rate environment, a large portion of the credit investments held by us and our consolidated funds, including CLOs, are earning interest marginally above the contractual floor and therefore, for these investments, a decrease in variable interest rates would not materially impact the amount of interest income earned. The impact on net income attributable to KKR & Co. Inc. resulting from a decrease of a hypothetical 100 basis points in variable interest rates used in the recognition of interest income would not be expected to be material since (i) many variable rate credit investments are subject to floors as described above and (ii) a substantial portion of this decrease would be attributable to noncontrolling interests.

Interest Expense

We and certain consolidated funds, including CLOs, have debt obligations that include revolving credit agreements, certain investment financing arrangements and debt securities issued by CLO vehicles that accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our consolidated funds, including CLOs, would have to make. With respect to consolidated funds and CLOs, the impact on net income attributable to KKR & Co. Inc. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense would not be expected to be material since a substantial portion of this increase would be attributable to noncontrolling interests. With respect to debt obligations held by KKR and not in the consolidated funds or CLOs, as of December 31, 2018, KKR had debt obligations outstanding with an aggregate principal amount of approximately $258.5 million that accrues interest at a variable rate. Our policy is to reduce these risks by employing hedging techniques, including using interest rate swaps. The impact on net income attributable to KKR & Co. Inc. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense, net of the impact of interest rate hedging strategies, would not be expected to be material.

Credit Risk

We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In these agreements, we depend on these counterparties to make payment or otherwise perform. We generally endeavor to reduce our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions. In addition, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of KKR & Co. Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of KKR & Co. Inc. (formerly KKR & Co. L.P.) and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
New York, New York
February 15, 2019

We have served as the Company's auditor since 2006.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in Thousands, Except Share Data)

	December 31, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$1,751,287	$1,876,687
Cash and Cash Equivalents Held at Consolidated Entities	693,860	1,802,372
Restricted Cash and Cash Equivalents	196,365	56,302
Investments	44,907,982	39,013,934
Due from Affiliates	657,189	554,349
Other Assets	2,536,692	2,531,075
Total Assets	$50,743,375	$45,834,719

Liabilities and Equity
Debt Obligations	$22,341,192	$21,193,859
Due to Affiliates	275,584	323,810
Accounts Payable, Accrued Expenses and Other Liabilities	2,743,990	3,654,250
Total Liabilities	25,360,766	25,171,919

Commitments and Contingencies

Redeemable Noncontrolling Interests	1,122,641	610,540

Stockholders' Equity (1)
KKR & Co. L.P. Capital - Common Unitholders (486,174,736 common units issued and outstanding as of December 31, 2017)	—	6,722,863
Preferred Units (20,000,000 units issued and outstanding as of December 31, 2017)	—	482,554
Preferred Stock (20,000,000 shares issued and outstanding as of December 31, 2018)	482,554	—
Class A Common Stock (534,857,237 shares issued and outstanding as of December 31, 2018)	5,349	—
Class B Common Stock (1 share issued and outstanding as of December 31, 2018)	—	—
Class C Common Stock (299,081,239 shares issued and outstanding as of December 31, 2018)	2,991	—
Additional Paid-In Capital	8,106,408	—
Retained Earnings	91,953	—
Accumulated Other Comprehensive Income (Loss)	(39,645)	(19,481)
Total KKR & Co. Inc. Stockholders' Equity	8,649,610	7,185,936
Noncontrolling Interests	15,610,358	12,866,324
Total Equity	24,259,968	20,052,260
Total Liabilities and Equity	$50,743,375	$45,834,719

(1)	See Note 1 "Organization."

See notes to consolidated financial statements.

KKR & CO. INC.
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
 (Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs") as of December 31, 2018 and 2017. KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS") and (ii) certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR's general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR's beneficial interest therein and any income generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	December 31, 2018
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$428,850	$176,264	$605,114
Restricted Cash and Cash Equivalents	—	174,057	174,057
Investments	14,733,423	15,585,629	30,319,052
Due from Affiliates	—	11,832	11,832
Other Assets	148,221	223,054	371,275
Total Assets	$15,310,494	$16,170,836	$31,481,330

Liabilities
Debt Obligations	$13,958,554	$1,392,987	$15,351,541
Accounts Payable, Accrued Expenses and Other Liabilities	579,408	126,333	705,741
Total Liabilities	$14,537,962	$1,519,320	$16,057,282

	December 31, 2017
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,467,829	$231,423	$1,699,252
Restricted Cash and Cash Equivalents	—	21,255	21,255
Investments	15,573,203	9,408,967	24,982,170
Due from Affiliates	—	23,562	23,562
Other Assets	176,572	168,003	344,575
Total Assets	$17,217,604	$9,853,210	$27,070,814

Liabilities
Debt Obligations	$15,586,216	$770,350	$16,356,566
Accounts Payable, Accrued Expenses and Other Liabilities	923,494	243,660	1,167,154
Total Liabilities	$16,509,710	$1,014,010	$17,523,720

See notes to consolidated financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share Data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues
Fees and Other	$1,841,326	$1,541,604	$1,104,908
Capital Allocation-Based Income	554,510	2,015,676	935,110
Total Revenues	2,395,836	3,557,280	2,040,018

Expenses
Compensation and Benefits	1,374,363	1,695,490	1,063,813
Occupancy and Related Charges	59,706	58,722	64,622
General, Administrative and Other	655,408	582,480	567,039
Total Expenses	2,089,477	2,336,692	1,695,474

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,254,832	928,144	210,972
Dividend Income	175,154	202,115	187,853
Interest Income	1,396,532	1,242,419	1,021,809
Interest Expense	(876,029)	(808,898)	(789,953)
Total Investment Income (Loss)	1,950,489	1,563,780	630,681

Income (Loss) Before Taxes	2,256,848	2,784,368	975,225

Income Tax Expense (Benefit)	(194,098)	224,326	24,561

Net Income (Loss)	2,450,946	2,560,042	950,664
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(37,352)	73,972	(8,476)
Net Income (Loss) Attributable to Noncontrolling Interests	1,357,235	1,467,765	649,833
Net Income (Loss) Attributable to KKR & Co. Inc.	1,131,063	1,018,305	309,307

Series A Preferred Stock Dividends	23,288	23,288	17,337
Series B Preferred Stock Dividends	10,076	10,076	4,898

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$1,097,699	$984,941	$287,072

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock
Basic	$2.14	$2.10	$0.64
Diluted	$2.06	$1.95	$0.59
Weighted Average Shares of Class A Common Stock Outstanding
Basic	514,102,571	468,282,642	448,905,126
Diluted	533,707,039	506,288,971	483,431,048
See notes to consolidated financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net Income (Loss)	$2,450,946	$2,560,042	$950,664

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(48,764)	54,654	(34,583)

Comprehensive Income (Loss)	2,402,182	2,614,696	916,081

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(37,352)	73,972	(8,476)
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,326,164	1,498,861	634,813

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$1,113,370	$1,041,863	$289,744

See notes to consolidated financial statements.

KKR & CO. INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (Amounts in Thousands, Except Share Data)

The statements below for the years ended December 31, 2017 and 2016 and the six months ended June 30, 2018 represent KKR & Co. Inc. as a partnership prior to the Conversion:

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2016	457,834,875	$5,575,981	$(28,799)	$5,547,182	$—	$—	$43,731,774	$49,278,956	$188,629
Net Income (Loss)		287,072		287,072	17,337	4,898	649,833	959,140	(8,476)
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(19,563)	(19,563)			(15,020)	(34,583)
Changes in Consolidation				—			(34,240,240)	(34,240,240)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	7,627,578	91,357	(830)	90,527			(90,527)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other		(1,495)	96	(1,399)				(1,399)
Net Delivery of Common Units - Equity Incentive Plan	8,672,152	(50,515)		(50,515)				(50,515)
Equity-Based and Other Non-Cash Compensation		186,227		186,227			78,663	264,890
Unit Repurchases	(21,754,270)	(296,844)		(296,844)				(296,844)
Equity Issued in connection with a Preferred Unit Offering				—	332,988	149,566		482,554
Capital Contributions				—			2,525,635	2,525,635	479,031
Capital Distributions ($0.64 per unit)		(285,408)		(285,408)	(17,337)	(4,898)	(2,094,216)	(2,401,859)	(26,836)
Balance at December 31, 2016	452,380,335	$5,506,375	$(49,096)	$5,457,279	$332,988	$149,566	$10,545,902	$16,485,735	$632,348
Net Income (Loss)		984,941		984,941	23,288	10,076	1,467,765	2,486,070	73,972
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			23,558	23,558			31,096	54,654
Changes in Consolidation				—			(1,682)	(1,682)	(315,057)
Transfer of interest under common control and Other (see Note 15 "Equity")		16,139	7,359	23,498			(23,498)	—
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	20,086,963	291,040	(1,979)	289,061			(289,061)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other		(3,469)	677	(2,792)				(2,792)
Net Delivery of Common Units - Equity Incentive Plan	8,979,472	(58,679)		(58,679)				(58,679)
Equity-Based and Other Non-Cash Compensation		204,308		204,308			141,727	346,035
Common Units Issued in Connection with the Purchase of an Investment	4,727,966	94,181		94,181				94,181
Capital Contributions				—			3,119,917	3,119,917	220,167
Capital Distributions ($0.67 per unit)		(311,973)		(311,973)	(23,288)	(10,076)	(2,125,842)	(2,471,179)	(890)
Balance at December 31, 2017	486,174,736	$6,722,863	$(19,481)	$6,703,382	$332,988	$149,566	$12,866,324	$20,052,260	$610,540

See notes to consolidated financial statements.

KKR & CO. INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
 (Amounts in Thousands, Except Share Data)

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2018	486,174,736	$6,722,863	$(19,481)	$6,703,382	$332,988	$149,566	$12,866,324	$20,052,260	$610,540
Net Income (Loss)		850,483		850,483	11,644	5,038	1,294,467	2,161,632	7,658
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(9,237)	(9,237)			(14,676)	(23,913)
Changes in Consolidation				—			370,307	370,307
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	32,722,098	507,470	(1,998)	505,472			(505,472)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other		6,448	17	6,465				6,465
Net Delivery of Common Units - Equity Incentive Plan	7,652,340	(53,439)		(53,439)				(53,439)
Equity-Based and Other Non-Cash Compensation		125,994		125,994			61,942	187,936
Unit Repurchases	(2,207,300)	(52,212)		(52,212)				(52,212)
Capital Contributions				—			2,410,722	2,410,722	349,451
Capital Distributions ($0.34 per share)		(167,078)		(167,078)	(11,644)	(5,038)	(1,550,955)	(1,734,715)	(5,502)
Balance at June 30, 2018	524,341,874	$7,940,529	$(30,699)	$7,909,830	$332,988	$149,566	$14,932,659	$23,325,043	$962,147

See notes to consolidated financial statements.

KKR & CO. INC.
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
 (Amounts in Thousands, Except Share Data)

The statement below represents KKR & Co. Inc. as a corporation subsequent to the Conversion for the six months ended December 31, 2018:

	Six Months Ended December 31, 2018
	Amounts	Shares
KKR & Co. L.P. Partners' Capital - Common Unitholders
Beginning of Period	$7,940,529	524,341,874
Reclassifications resulting from the Conversion	(7,940,529)	(524,341,874)
End of Period	—	—
Preferred Units
Beginning of Period	482,554	20,000,000
Reclassifications resulting from the Conversion	(482,554)	(20,000,000)
End of Period	—	—
Preferred Stock
Beginning of Period	—	—
Reclassifications resulting from the Conversion	482,554	20,000,000
End of Period	482,554	20,000,000
Class A Common Stock
Beginning of Period	—	—
Reclassifications resulting from the Conversion	5,243	524,341,874
Exchange of KKR Holdings Units	65	6,428,323
Repurchases of Class A Common Stock	(53)	(5,333,251)
Net Delivery of Class A Common Stock	42	4,181,402
Class A Common Stock Issued in Connection with the Purchase of an Investment	52	5,238,889
End of Period	5,349	534,857,237
Class B Common Stock
Beginning of Period	—	—
Issuance of Class B Common Stock resulting from the Conversion	—	1
End of Period	—	1
Class C Common Stock
Beginning of Period	—	—
Issuance of Class C Common Stock resulting from the Conversion	3,041	304,107,762
Cancellation of Class C Common Stock	(50)	(5,026,523)
End of Period	2,991	299,081,239
Additional Paid-In Capital
Beginning of Period	—
Reclassifications resulting from the Conversion	7,932,245
Exchange of KKR Holdings Units	114,958
Tax Effects Resulting from Exchange of KKR Holdings Units and Other	(11,359)
Net Delivery of Class A Common Stock	(45,399)
Repurchases of Class A Common Stock	(120,877)
Equity-Based Compensation	116,817
Equity Issued in Connection with the Purchase of an Investment	120,023
End of Period	8,106,408
Retained Earnings
Beginning of Period	—
Net Income (Loss) Attributable to KKR & Co. Inc.	263,898
Preferred Stock Dividends	(16,682)
Common Stock Dividends ($0.295 per share)	(155,263)
End of Period	91,953
Accumulated Other Comprehensive Income (Loss)
Beginning of Period	(30,699)
Foreign Currency Translation	(8,456)
Exchange of KKR Holdings Units to Class A Common Stock	(551)
Tax Effects Resulting from Exchange of KKR Holdings Units	61
End of Period	(39,645)
Total KKR & Co. Inc. Stockholders' Equity	8,649,610
Noncontrolling Interests (See Note 15 "Equity")	15,610,358
Total Equity	$24,259,968
See notes to consolidated financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	For the Years Ended December 31,
	2018	2017	2016
Operating Activities
Net Income (Loss)	$2,450,946	$2,560,042	$950,664
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	331,708	334,820	264,890
Net Realized (Gains) Losses on Investments	(534,652)	(38,316)	(347,097)
Change in Unrealized (Gains) Losses on Investments	(720,180)	(889,828)	136,125
Capital Allocation-Based Income	(554,510)	(2,015,676)	(935,110)
Other Non-Cash Amounts	(23,211)	(51,129)	(24,553)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Consolidation and Other	45,914	1,831	(324,522)
Change in Due from / to Affiliates	(201,196)	(285,562)	(79,372)
Change in Other Assets	24,226	86,545	(555,666)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	93,536	1,581,967	648,737
Investments Purchased	(35,663,033)	(39,616,120)	(20,824,349)
Proceeds from Investments	27,143,977	34,799,260	19,649,033
Net Cash Provided (Used) by Operating Activities	(7,606,475)	(3,532,166)	(1,441,220)

Investing Activities
Purchases of Fixed Assets	(102,664)	(97,070)	(62,663)
Development of Oil and Natural Gas Properties	(2,563)	(1,052)	(2,122)
Proceeds from Sale of Oil and Natural Gas Properties	26,630	—	858
Net Cash Provided (Used) by Investing Activities	(78,597)	(98,122)	(63,927)

Financing Activities
Preferred Stock Dividends	(33,364)	(33,364)	(22,235)
Common Stock Dividends	(322,341)	(311,973)	(285,408)
Distributions to Redeemable Noncontrolling Interests	(16,100)	(890)	(26,836)
Contributions from Redeemable Noncontrolling Interests	565,553	220,167	479,031
Distributions to Noncontrolling Interests	(3,015,655)	(2,125,842)	(2,086,577)
Contributions from Noncontrolling Interests	4,359,615	3,116,722	2,496,352
Issuance of Preferred Stock (net of issuance costs)	—	—	482,554
Net Delivery of Class A Common Stock (Equity Incentive Plan)	(98,796)	(58,679)	(50,515)
Repurchases of Class A Common Stock	(173,142)	—	(296,844)
Proceeds from Debt Obligations	17,117,987	11,657,948	7,895,320
Repayment of Debt Obligations	(11,712,014)	(9,514,558)	(5,482,133)
Financing Costs Paid	(55,812)	(9,448)	(16,847)
Net Cash Provided (Used) by Financing Activities	6,615,931	2,940,083	3,085,862

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24,708)	79,751	(22,388)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	(1,093,849)	(610,454)	1,558,327
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	3,735,361	4,345,815	2,787,488
Cash, Cash Equivalents and Restricted Cash, End of Period	$2,641,512	$3,735,361	$4,345,815

See notes to consolidated financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in Thousands)

	For the Years Ended December 31,
	2018	2017	2016
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$788,220	$773,882	$773,032
Payments for Income Taxes	$148,141	$55,216	$33,526
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$343,443	$346,035	$264,890
Non-Cash Contributions from Noncontrolling Interests	$—	$3,195	$29,283
Non-Cash Distributions to Noncontrolling Interests	$—	$—	$(7,639)
Debt Obligations - Net Gains (Losses), Translation and Other	$779,529	$(512,745)	$228,405
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of Class A Common Stock	$(4,833)	$(2,792)	$(1,399)
Impairments of Oil and Natural Gas Properties	$—	$—	$6,191
Gain on Sale of Oil and Natural Gas Properties	$15,224	$—	$12,286

Change in Consolidation and Other
Investments	$(2,251,865)	$(75,827)	$(35,686,489)
Due From Affiliates	$—	$15,379	$147,427
Other Assets	$(94,853)	$(298,097)	$(532,226)
Debt Obligations	$(3,427,070)	$46,809	$(2,355,305)
Due to Affiliates	$8,857	$5,021	$329,083
Accounts Payable, Accrued Expenses and Other Liabilities	$198,270	$(114,309)	$(129,348)
Noncontrolling Interests	$593,172	$(1,682)	$(34,240,240)
Redeemable Noncontrolling Interests	$—	$(315,057)	$—
Gain on Asset Contribution	$312,644	$—	$—

	December 31, 2018	December 31, 2017	December 31, 2016
Reconciliation to the Consolidated Statements of Financial Condition
Cash and Cash Equivalents	$1,751,287	$1,876,687	$2,508,902
Cash and Cash Equivalents Held at Consolidated Entities	693,860	1,802,372	1,624,758
Restricted Cash and Cash Equivalents	196,365	56,302	212,155
Cash, Cash Equivalents and Restricted Cash, End of Period	$2,641,512	$3,735,361	$4,345,815

See notes to consolidated financial statements.

KKR & CO. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Unit and Share Data, and Except Where Noted)

1. ORGANIZATION

KKR & Co. Inc. (NYSE: KKR), together with its subsidiaries ("KKR"), is a leading global investment firm that manages multiple alternative asset classes including private equity, energy, infrastructure, real estate and credit, with strategic partners that manage hedge funds. KKR aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR's portfolio companies. KKR invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

On July 1, 2018, KKR & Co. L.P. converted from a Delaware limited partnership to a Delaware corporation named KKR & Co. Inc. (the "Conversion"). Because the Conversion became effective on July 1, 2018, the prior period amounts in the accompanying consolidated financial statements as of December 31, 2017, for the years ended December 31, 2017 and 2016, and for the six months ended June 30, 2018, reflect KKR as a limited partnership and not a corporation. In this report, references to KKR & Co. Inc. for periods prior to the Conversion mean KKR & Co. L.P., and references to KKR's Class A common stock, Series A Preferred Stock and Series B Preferred Stock for periods prior to the Conversion mean common units, Series A preferred units and Series B preferred units of KKR & Co. L.P., respectively, in each case, except where the context requires otherwise. As a result of the Conversion, the financial impact to the consolidated financial statements contained herein consisted of (i) reclassifications from partnership equity accounts to equity accounts reflective of a corporation and (ii) a partial step-up in the tax basis of certain assets resulting in the recognition of a net income tax benefit. See Note 15 "Equity" for the impact of the Conversion on KKR's equity accounts and Note 11 "Income Taxes" for the impact of the Conversion on KKR's income taxes.

In connection with the Conversion, a wholly-owned subsidiary of KKR & Co. Inc., KKR Group Holdings Corp., became (i) a general partner of KKR Fund Holdings L.P. ("Fund Holdings") and KKR International Holdings L.P. ("International Holdings") and (ii) the sole stockholder of KKR Management Holdings Corp. (the general partner of KKR Management Holdings L.P. ("Management Holdings")) and KKR Fund Holdings GP Limited (the other general partner of Fund Holdings and International Holdings). In addition, certain wholly-owned subsidiaries of KKR & Co. Inc., namely KKR Group Holdings L.P. ("Group Holdings"), KKR Group Limited (the general partner of Group Holdings), KKR Subsidiary Corp. and KKR Subsidiary Partnership L.P., were either merged into another wholly-owned subsidiary of KKR & Co. Inc. or dissolved. Fund Holdings, Management Holdings and International Holdings are collectively referred to as the "KKR Group Partnerships."

KKR & Co. Inc. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, "KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc. As of December 31, 2018, KKR & Co. Inc. held approximately 64.1% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 35.9% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for shares of Class A common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of Class A common stock of KKR & Co. Inc. The KKR Group Partnerships also have outstanding equity interests that provide for the carry pool and preferred units with economic terms that mirror the preferred stock issued by KKR & Co. Inc.

The following table presents the effect of changes in the ownership interest in the KKR Group Partnerships on KKR:

	For the Years Ended December 31,
	2018	2017	2016
Net income (loss) attributable to KKR & Co. Inc.	$1,131,063	$1,018,305	$309,307
Transfers from noncontrolling interests:
Exchange of KKR Group Partnership shares held by KKR Holdings L.P.(1)	570,898	247,946	90,910
Change from net income (loss) attributable to KKR & Co. Inc. and transfers from noncontrolling interests held by KKR Holdings	$1,701,961	$1,266,251	$400,217

(1)
Increase in KKR's stockholders' equity for exchange of 36,890,095, 17,786,064, and 7,589,190 KKR Group Partnerships units for the years ended December 31, 2018, 2017, and 2016, respectively, held by KKR Holdings L.P., inclusive of deferred taxes.

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

Notes to Consolidated Financial Statements (Continued)

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

Credit - Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), originated, distressed and opportunistic debt, real estate mortgage loans and interests in unconsolidated CLOs.

Investments of Consolidated CFEs - Consists primarily of (i) investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans) held directly by the consolidated CLOs and (ii) investments in originated, fixed-rate real estate mortgage loans held directly by the consolidated CMBS vehicles.

Notes to Consolidated Financial Statements (Continued)

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

Whenever events or changes in circumstances indicate that the carrying amounts of oil and natural gas properties may not be recoverable, KKR evaluates oil and natural gas properties and related equipment and facilities for impairment on a field-by-

Notes to Consolidated Financial Statements (Continued)

field basis. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. Any impairment in value is recognized when incurred and is recorded in General, Administrative, and Other expense in the consolidated statements of operations.

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

For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of December 31, 2018, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace"). KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

The carrying value of investments classified as Equity Method - Capital Allocation-Based Income approximates fair value, because the underlying investments of the unconsolidated investment funds are reported at fair value.

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

When an illiquidity discount is to be applied, KKR seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments. KKR then evaluates such private equity investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include (i) whether KKR is unable to freely sell the portfolio company or conduct an initial public offering of the portfolio company due to the consent rights of a third party or similar factors, (ii) whether the portfolio company is undergoing significant restructuring activity or similar factors and (iii) characteristics about the portfolio company regarding its size and/or whether the portfolio company is experiencing, or expected to experience, a significant decline in earnings. These factors generally make it less likely that a portfolio company would be sold or publicly offered in the near term at a price indicated by using just a market multiples and/or discounted cash flow analysis, and these factors tend to reduce the number of opportunities to sell an investment and/or increase the time horizon over which an investment may be monetized. Depending on the applicability of these factors, KKR determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time KKR holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by KKR in its valuations.

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

Energy investments are generally valued using a discounted cash flow approach, and where applicable, a market approach using comparable companies and transactions. Key inputs used in our valuations include (i) the weighted average cost of capital, (ii) future commodity prices, as quoted on indices and long-term commodity price forecasts and (iii) the asset’s future operating performance.

Real estate investments are generally valued using a combination of direct income capitalization and discounted cash flow analysis. Certain real estate investments are valued by KKR based on ranges of valuations determined by an independent valuation firm. Key inputs used in such methodologies that require estimates include an unlevered discount rate and current capitalization rate. The valuations of real assets investments also use other inputs.

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

Notes to Consolidated Financial Statements (Continued)

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

Revenues

For the years ended December 31, 2018, 2017, and 2016, respectively, revenues consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
Management Fees	$724,558	$700,245	$619,243
Fee Credits	(231,943)	(257,401)	(128,707)
Transaction Fees	988,954	783,952	350,091
Monitoring Fees	87,545	82,238	65,418
Incentive Fees	14,038	4,601	8,709
Expense Reimbursements	146,989	121,927	81,549
Oil and Gas Revenue	51,465	63,460	65,754
Consulting Fees	59,720	42,582	42,851
Total Fees and Other	1,841,326	1,541,604	1,104,908

Carried Interest	441,529	1,740,661	803,185
General Partner Capital Interest	112,981	275,015	131,925
Total Capital Allocation-Based Income	554,510	2,015,676	935,110

Total Revenues	$2,395,836	$3,557,280	$2,040,018

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

Notes to Consolidated Financial Statements (Continued)

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

(2)
For amounts classified in Other Assets, see Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities." For amounts classified in Due from Affiliates, see Note 13 "Related Party Transactions."

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
Management fees earned from private equity funds generally range from 1.5% to 2% of committed capital during the fund's investment period and are generally 0.75% to 1.25% of invested capital after the expiration of the fund's investment period with subsequent reductions over time. Typically, an investment period is defined as a period of up to six years. The actual length of the investment period is often shorter due to the earlier deployment of committed capital. Management fees

Notes to Consolidated Financial Statements (Continued)

earned from growth equity, real assets, and core investment strategy funds generally range from 1.0% to 2.0% and are generally based on the investment fund's average net asset value, capital commitments, or invested capital.
Management fees earned from credit funds and other investment vehicles in the Public Markets business line generally range from 0.25% to 1.50%. Such rates may be based on the investment fund's average net asset value, capital commitments, or invested capital. Management fees earned from CLOs include senior collateral management fees and subordinate collateral management fees. When combined, senior collateral management fees and subordinate collateral management fees are determined based on an annual rate ranging from 0.40% to 0.50% of collateral. If amounts distributable on any payment date are insufficient to pay the collateral management fees according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates. For the purpose of calculating the collateral management fees, collateral, the payment dates, and the priority of payments are terms defined in the management agreements.
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
Fee Credits
Under the terms of the management agreements with certain of its investment funds, KKR is required to share with such funds an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies ("Fee Credits"). Investment funds earn Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain costs incurred in connection with pursuing potential investments that do not result in completed transactions ("broken-deal expenses") and generally amount to 80% for older funds, or 100% for newer funds, of allocable monitoring and transaction fees after broken-deal expenses are recovered, although the actual percentage may vary from fund to fund. Fee Credits are recognized and owed to investment funds concurrently with the recognition of monitoring fees, transaction fees and broken-deal expenses. Since Fee Credits are payable to investment funds, amounts owed are generally applied as a reduction of the management fee that is otherwise billed to the investment fund. Fee credits are recorded as a reduction of revenues in the consolidated statement of operations. Fee credits owed to investment funds are recorded in Due to Affiliates on the consolidated statements of financial condition (See Note 13 "Related Party Transactions").

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

Notes to Consolidated Financial Statements (Continued)

determinable. Incentive fees are generally paid within 90 days of the end of the investment vehicles' measurement period. After the contract is established, there are no significant judgments made when determining the transaction price.
Expense Reimbursements

Providing investment management services to investment funds and monitoring KKR’s portfolio companies require KKR to arrange for services on behalf of them. In those situations where KKR is acting as an agent on behalf of its investment funds or portfolio companies, it presents the cost of services on a net basis as a reduction of Revenues. In all other situations, KKR is primarily responsible for fulfilling the services and is therefore acting as a principal for those arrangements for accounting purposes. As a result, the expense and related reimbursement associated with those services is presented on a gross basis. Costs incurred are classified as Expenses and reimbursements of such costs are classified as Expense Reimbursements within Revenues on the consolidated statements of operations. After the contract is established, there are no significant judgments made when determining the transaction price.

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

Notes to Consolidated Financial Statements (Continued)

Prior to January 1, 2018, to the extent an investment fund was not consolidated, KKR accounted for carried interest within Fees and Other separately from its general partner capital interest, which was included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Effective January 1, 2018, the carried interest component of the general partner interest and the capital interest KKR holds in its investment funds as the general partner are accounted for as a single unit of account and reported in capital allocation-based income within Revenues in the consolidated statements of operations. This change in accounting principle has been applied on a full retrospective basis. For the years ended December 31, 2017 and 2016 $1,740.7 million and $803.2 million were reclassified from Fees and Other, respectively, to Capital Allocation-Based Income in the consolidated statements of operations. For the years ended December 31, 2017 and 2016, $275.0 million and $131.9 million were reclassified from Net Gains (Losses) from Investment Activities, respectively, to Capital Allocation-Based Income in the consolidated statements of operations. KKR has concluded that investments made alongside its fund investors in investment funds which entitle KKR to a carried interest represent equity method investments that are not in the scope of the amended revenue recognition guidance.
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
Profit Sharing Plan
KKR provides certain profit sharing programs for KKR employees and other eligible personnel. In particular, KKR provides a 401(k) plan for eligible employees in the United States. For certain professionals who are participants in the 401(k) plan, KKR may, in its discretion, contribute an amount after the end of the plan year. For the years ended December 31, 2018, 2017 and 2016, KKR incurred expenses of $9.5 million, $8.2 million and $8.0 million, respectively, in connection with the 401(k) plan and other profit sharing programs.
General, Administrative and Other
General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges, expenses (including impairment charges) incurred by oil and gas-producing entities that are consolidated, broken-deal expenses, and other general operating expenses. A portion of these general administrative and other expenses, in particular broken-deal expenses, are borne by fund investors.

Notes to Consolidated Financial Statements (Continued)

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

Prior to the Conversion, KKR & Co. L.P.’s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR & Co. Inc. is subject to U.S. corporate income taxes.

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
2017 Tax Act
The Tax Cuts and Jobs Act, which was enacted in December 2017 (the "2017 Tax Act") made various changes to the U.S. tax code that include, but are not limited to, (1) reducing the U.S. federal corporate income tax rate to 21% effective January 1, 2018 and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries.
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

Due from and Due to Affiliates
KKR considers its principals and their related entities, unconsolidated investment funds and the portfolio companies of its funds to be affiliates for accounting purposes. Receivables from and payables to affiliates are recorded at their current settlement amount.
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
Freestanding Derivatives

Freestanding derivatives are instruments that KKR and certain of its consolidated funds have entered into as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include forward, swap and option contracts related to foreign currencies and interest rates to manage foreign exchange risk and interest rate risk arising from certain assets and liabilities. All derivatives are recognized in Other Assets or Accounts Payable, Accrued Expenses and Other Liabilities and are presented on a gross basis in the consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. KKR's derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. KKR attempts to reduce this risk by limiting its counterparties to major financial institutions with strong credit ratings.

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
Comprehensive Income (Loss)
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from contributions from and distributions to owners. In the accompanying consolidated financial statements, comprehensive income is comprised of (i) Net Income (Loss), as presented in the consolidated statements of operations and (ii) net foreign currency translation.
Foreign Currency
Consolidated entities which have a functional currency that differs from KKR's reporting currency are primarily KKR's investment management and capital markets companies located outside the United States and certain CFEs. Foreign currency denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income (loss) until realized. Foreign currency income or expenses resulting from transactions outside of the functional currency of a consolidated entity are recorded as incurred in general, administrative and other expense in the consolidated statements of operations.

Notes to Consolidated Financial Statements (Continued)

Recently Issued Accounting Pronouncements

Adopted in 2018

Revenue from Contracts with Customers

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014 and subsequently issued several amendments to the standard. ASU 2014-09, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contracts with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contracts and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-09, and the related amendments, is effective for KKR beginning on January 1, 2018, and KKR adopted this guidance on that date. KKR has concluded that its Fees and Other are within the scope of the amended revenue recognition guidance. Additionally, KKR has concluded that investments made alongside its fund investors in investment funds which entitle KKR to a carried interest represent equity method investments not in the scope of the amended revenue recognition guidance. KKR has implemented ASU 2014-09 and its related amendments, and there were no changes to KKR's historical pattern of recognizing revenue. See the accounting policy for Revenues above.

Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance adds or clarifies guidance on eight cash flow matters: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The guidance is effective for KKR beginning on January 1, 2018, and KKR adopted this guidance on that date. This adoption did not have a material impact on KKR's consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amends the guidance to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires the following: (i) restricted cash and restricted cash equivalents should be included in the cash and cash-equivalents balances in the statement of cash flows; (ii) changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows; (iii) a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents and (iv) the nature of the restrictions must be disclosed for material restricted cash and restricted cash equivalents amounts. The guidance is effective for KKR beginning on January 1, 2018, and KKR adopted this guidance on that date. Upon adoption, (i) Restricted Cash and Cash Equivalents and (ii) Cash and Cash Equivalents Held at Consolidated Entities were (a) included in the cash and cash-equivalents balances in the consolidated statements of cash flows and (b) disclosed in a reconciliation between the consolidated statements of financial condition and the consolidated statements of cash flows. This guidance has been applied on a full retrospective basis. For the years ended December 31, 2017 and 2016, $97.9 million and $121.0 million, respectively, of cash used by operating activities and $155.9 million and $1.4 million, respectively, of cash provided by investing activities were removed from net cash provided (used) by operating activities and net cash provided (used) by investing activities, respectively, and included in net increase/(decrease) in cash, cash-equivalents and restricted cash in the consolidated statements of cash flows.

Notes to Consolidated Financial Statements (Continued)

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

Effective on January 1, 2019

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which has subsequently been amended by ASU 2018-01, 2018-10, 2018-11. The guidance requires the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The guidance retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous GAAP. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not changed significantly from previous GAAP. For operating leases, a lessee is required to do the following: (a) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial condition; (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (c) classify all cash payments within operating activities in the statement of cash flows. The guidance is effective for fiscal periods beginning after December 15, 2018. Early application is permitted. The only material lease arrangements KKR is engaged in are leases of office space where KKR is the lessee under the terms of operating lease agreements. KKR is finalizing its analysis of the impact of this guidance on the financial statements and such guidance is not expected to have a material impact to KKR.

Notes to Consolidated Financial Statements (Continued)

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

Effective on January 1, 2020

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

The following tables summarize total Net Gains (Losses) from Investment Activities for the years ended December 31, 2018, 2017 and 2016, respectively:

	For the Year Ended December 31, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$184,784	$708,600	$893,384
Credit (1)	(354,090)	(420,434)	(774,524)
Investments of Consolidated CFEs (1)	(83,719)	(452,331)	(536,050)
Real Assets (1)	92,885	67,999	160,884
Equity Method - Other (1)	(3,991)	339,027	335,036
Other Investments (1)	(239,081)	(434,537)	(673,618)
Foreign Exchange Forward Contracts and Options (2)	(90,625)	266,938	176,313
Securities Sold Short (2)	750,007	26,465	776,472
Other Derivatives (2)	(13,273)	1,037	(12,236)
Debt Obligations and Other (3)	291,755	617,416	909,171
Net Gains (Losses) From Investment Activities	$534,652	$720,180	$1,254,832

	For the Year Ended December 31, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$223,568	$338,720	$562,288
Credit (1)	(470,487)	423,603	(46,884)
Investments of Consolidated CFEs (1)	(97,129)	352	(96,777)
Real Assets (1)	(18,722)	218,728	200,006
Equity Method - Other (1)	34,190	95,968	130,158
Other Investments (1)	(796,348)	65,516	(730,832)
Foreign Exchange Forward Contracts and Options (2)	(31,772)	(342,849)	(374,621)
Securities Sold Short (2)	1,116,325	97,811	1,214,136
Other Derivatives (2)	(7,129)	(23,687)	(30,816)
Debt Obligations and Other (3)	85,820	15,666	101,486
Net Gains (Losses) From Investment Activities	$38,316	$889,828	$928,144

	For the Year Ended December 31, 2016
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$306,180	$(196,892)	$109,288
Credit (1)	(182,858)	87,110	(95,748)
Investments of Consolidated CFEs (1)	(258,430)	444,142	185,712
Real Assets (1)	87,512	141,886	229,398
Equity Method - Other (1)	3,830	(130,311)	(126,481)
Other Investments (1)	(646,794)	(84,444)	(731,238)
Foreign Exchange Forward Contracts and Options (2)	108,404	(7,986)	100,418
Securities Sold Short (2)	594,743	(90,607)	504,136
Other Derivatives (2)	(49,712)	70,534	20,822
Debt Obligations and Other (3)	384,222	(369,557)	14,665
Net Gains (Losses) From Investment Activities	$347,097	$(136,125)	$210,972

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."

Notes to Consolidated Financial Statements (Continued)

4. INVESTMENTS

Investments consist of the following:

	December 31, 2018	December 31, 2017
Private Equity	$7,349,559	$3,301,261
Credit	9,099,135	7,621,320
Investments of Consolidated CFEs	14,733,423	15,573,203
Real Assets	3,157,954	2,302,061
Equity Method - Other	4,212,874	3,324,631
Equity Method - Capital Allocation-Based Income	3,584,415	4,132,171
Other Investments	2,770,622	2,759,287
Total Investments	$44,907,982	$39,013,934

As of December 31, 2018 and 2017, there were no investments which represented greater than 5% of total investments. The majority of the securities underlying private equity investments represent equity securities.

Equity Method

Equity method investments include (i) certain investments in KKR's investment funds which are not consolidated and (ii) certain investments in operating companies in which KKR is deemed to exert significant influence.

Under the equity method of accounting, KKR's share of earnings (losses) from equity method investments is reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Because the underlying investments of unconsolidated investment funds are reported at fair value, the carrying value of these equity method investments representing KKR's interests in unconsolidated funds approximates fair value. The carrying value of equity method investments in certain operating companies, in which KKR is determined to exert significant influence, is generally determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR's respective ownership percentage, less distributions. In some cases, KKR has elected the fair value option to account for certain of these equity method investments. With respect to equity method investments where KKR has elected the fair value option, KKR's net income or loss associated with these investments predominantly represents fair value adjustments in the investments. Changes in estimated fair value are recorded in Net Gains (Losses) from Investment Activities in the consolidated statement of operations.

KKR evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the U.S. Securities and Exchange Commission (the "SEC"). As of and for the years ended December 31, 2018, 2017, and 2016, no individual equity method investment held by KKR met the significance criteria. As such, KKR is not required to present separate financial statements for any of its equity method investments.

Investment in Marshall Wace

On November 2, 2015, KKR entered into a long-term strategic relationship with Marshall Wace and acquired a 24.9% interest in Marshall Wace through a combination of cash and Class A common stock. Subject to the exercise of a put option by Marshall Wace or a call option by KKR, at subsequent closings to occur in the second, third, and fourth years following the initial closing described above, and subject to satisfaction or waiver of certain closing conditions, including regulatory approvals, KKR may at each such closing subscribe (or be required to subscribe) for an incremental 5% equity interest. The exercise of such options would require the use of cash and/or KKR Class A common stock. KKR's investment in Marshall Wace is accounted for using the equity method of accounting.

On each of November 30, 2017 and 2018, KKR acquired an additional 5.0% interest in Marshall Wace after the exercise of the options agreed to between Marshall Wace and KKR, bringing KKR's total ownership of Marshall Wace to 34.6%, after giving effect to certain equity dilution. These acquisitions in 2017 and 2018 were funded through a combination of cash and 4,727,966 and 5,238,889 shares of Class A common stock, respectively.

Notes to Consolidated Financial Statements (Continued)

Strategic BDC Partnership with FS Investments

On April 9, 2018, KKR completed a transaction to form a new strategic BDC partnership with Franklin Square Holdings, L.P. ("FS Investments") to provide investment advisory services to Corporate Capital Trust ("CCT") and Corporate Capital Trust II ("CCT II"), which are business development companies ("BDCs") that were previously advised and sub-advised, respectively, by KKR, and four BDCs that were previously advised by FS Investments. Following the closing of this transaction in April 2018, the new strategic BDC partnership, FS/KKR Advisor, LLC, began serving as the investment adviser to all six of the aforementioned BDCs.

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

Summarized Financial Information

The following table shows summarized financial information relating to the statements of financial condition for all of KKR's equity method investments assuming 100% ownership as of December, 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Total Assets	$93,577,773	$66,989,419
Total Liabilities	$21,296,194	$10,510,223
Total Equity	$72,281,579	$56,479,196

The following table shows summarized financial information relating to the statements of operations for all of KKR's equity method investments assuming 100% ownership for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Investment Related Revenues	$1,679,950	$1,167,038	$1,195,404
Other Revenues	5,304,634	3,002,987	1,201,693
Investment Related Expenses	1,258,782	482,336	464,616
Other Expenses	3,602,612	2,392,965	801,342
Net Realized and Unrealized Gain/(Loss) from Investments	1,818,861	9,217,912	3,625,293
Net Income (Loss)	$3,942,051	$10,512,636	$4,756,432

Notes to Consolidated Financial Statements (Continued)

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of assets and liabilities measured and reported at fair value by the fair value hierarchy. Investments classified as Equity Method - Other, for which the fair value option has not been elected, and Equity Method - Capital Allocation-Based Income, have been excluded from the tables below.

Assets, at fair value:

	December 31, 2018
	Level I	Level II	Level III		Total
Private Equity	$1,156,977	$63,999	$6,128,583		$7,349,559
Credit	—	2,334,405	6,764,730		9,099,135
Investments of Consolidated CFEs	—	12,650,878	2,082,545		14,733,423
Real Assets	—	—	3,157,954		3,157,954
Equity Method - Other	245,225	43,943	1,503,022		1,792,190
Other Investments	480,192	173,844	2,116,586		2,770,622
Total Investments	1,882,394	15,267,069	21,753,420		38,902,883

Foreign Exchange Contracts and Options	—	177,264	—		177,264
Other Derivatives	—	3,879	37,116	(1)	40,995
Total Assets	$1,882,394	$15,448,212	$21,790,536		$39,121,142

	December 31, 2017
	Level I	Level II	Level III		Total
Private Equity	$1,043,390	$85,581	$2,172,290		$3,301,261
Credit	—	2,482,383	5,138,937		7,621,320
Investments of Consolidated CFEs	—	10,220,113	5,353,090		15,573,203
Real Assets	50,794	—	2,251,267		2,302,061
Equity Method - Other	60,282	247,748	1,076,709		1,384,739
Other Investments	864,872	134,404	1,760,011		2,759,287
Total Investments	2,019,338	13,170,229	17,752,304		32,941,871

Foreign Exchange Contracts and Options	—	96,584	—		96,584
Other Derivatives	—	33,125	51,949	(1)	85,074
Total Assets	$2,019,338	$13,299,938	$17,804,253		$33,123,529

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

Notes to Consolidated Financial Statements (Continued)

Liabilities, at fair value:

	December 31, 2018
	Level I	Level II	Level III		Total
Securities Sold Short	$344,124	$—	$—		$344,124
Foreign Exchange Contracts and Options	—	60,749	—		60,749
Unfunded Revolver Commitments	—	—	52,066	(1)	52,066
Other Derivatives	—	18,440	17,200	(2)	35,640
Debt Obligations of Consolidated CFEs	—	12,081,771	1,876,783		13,958,554
Total Liabilities	$344,124	$12,160,960	$1,946,049		$14,451,133

	December 31, 2017
	Level I	Level II	Level III		Total
Securities Sold Short	$692,007	$—	$—		$692,007
Foreign Exchange Contracts and Options	—	260,948	—		260,948
Unfunded Revolver Commitments	—	—	17,629	(1)	17,629
Other Derivatives	—	27,581	41,800	(2)	69,381
Debt Obligations of Consolidated CFEs	—	10,347,980	5,238,236		15,586,216
Total Liabilities	$692,007	$10,636,509	$5,297,665		$16,626,181

(1)	These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(2)
Includes options issued in connection with the acquisition of the equity interest in Marshall Wace and its affiliates in November 2015 to increase KKR's ownership interest in periodic increments. The options are valued using a Monte-Carlo simulation valuation methodology. Key inputs used in this methodology that require estimates include Marshall Wace's dividend yield, assets under management volatility and equity volatility. See Note 4 "Investments."

Notes to Consolidated Financial Statements (Continued)

The following tables summarize changes in investments and debt obligations measured and reported at fair value for which Level III inputs have been used to determine fair value for the years ended months ended December 31, 2018 and 2017, respectively:

	For the Year Ended December 31, 2018
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$2,172,290	$5,138,937	$5,353,090	$2,251,267	$1,076,709	$1,760,011	$17,752,304	$5,238,236
Transfers In / (Out) Due to Changes in Consolidation	928,217	770,677	(4,153,641)	—	—	1,065	(2,453,682)	(4,045,957)
Transfers In	—	154,255	1,000,000	—	—	38,782	1,193,037	—
Transfers Out	(52,568)	(1,030,072)	—	—	—	—	(1,082,640)	—
Asset Purchases / Debt Issuances	2,383,277	4,265,569	—	1,309,390	657,332	814,407	9,429,975	800,350
Sales / Paydowns	(142,067)	(1,932,299)	(31,280)	(545,686)	(141,806)	(350,484)	(3,143,622)	—
Settlements	—	(1,350)	—	—	—	—	(1,350)	(20,722)
Net Realized Gains (Losses)	41,614	(236,595)	13,000	55,966	(149,825)	20,745	(255,095)	—
Net Unrealized Gains (Losses)	797,820	(294,417)	(98,624)	87,017	60,612	(167,940)	384,468	(95,124)
Change in Other Comprehensive Income	—	(69,975)	—	—	—	—	(69,975)	—
Balance, End of Period	$6,128,583	$6,764,730	$2,082,545	$3,157,954	$1,503,022	$2,116,586	$21,753,420	$1,876,783

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$808,637	$(197,159)	$(98,624)	$68,215	$(86,009)	$(120,413)	$374,647	$(95,124)

	For the Year Ended December 31, 2017
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$1,559,559	$3,290,361	$5,406,220	$1,807,128	$570,522	$1,767,573	$14,401,363	$5,294,741
Transfers In / (Out) Due to Changes in Consolidation	—	(41,422)	—	45,639	—	—	4,217	—
Transfers In	—	—	—	—	—	3,511	3,511	—
Transfers Out	(14,532)	(16,671)	—	—	—	(1,496)	(32,699)	—
Asset Purchases / Debt Issuances	427,914	2,545,756	—	744,273	728,338	327,144	4,773,425	—
Sales / Paydowns	(175,676)	(1,224,468)	(45,562)	(528,617)	(291,326)	(262,953)	(2,528,602)	—
Settlements	—	134,561	—	—	—	—	134,561	(45,562)
Net Realized Gains (Losses)	6,846	(97,409)	—	(18,722)	21,865	(40,098)	(127,518)	—
Net Unrealized Gains (Losses)	368,179	518,049	(7,568)	201,566	47,310	(33,670)	1,093,866	(10,943)
Change in Other Comprehensive Income	—	30,180	—	—	—	—	30,180	—
Balance, End of Period	$2,172,290	$5,138,937	$5,353,090	$2,251,267	$1,076,709	$1,760,011	$17,752,304	$5,238,236

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$370,136	$424,099	$(7,568)	$147,940	$61,855	$(22,904)	$973,558	$(10,943)

Notes to Consolidated Financial Statements (Continued)

Total realized and unrealized gains and losses recorded for Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments and debt obligations that are measured and reported at fair value and categorized within Level III as of December 31, 2018:

	Fair Value December 31, 2018		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$6,128,583

Private Equity	$3,813,748		Inputs to market comparables and discounted cash flow and transaction price	Illiquidity Discount	6.1%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	29.9%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	67.7%	5.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	2.4%	0.0% - 90.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	13.0x	6.1x - 18.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.8x	4.7x - 16.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.6%	5.6% - 14.1%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	11.9x	6.0x - 15.0x	Increase

Growth Equity	$2,314,835		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	11.0%	10.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	30.2%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	9.8%	0.0% - 75.0%	(5)
				Weight Ascribed to Milestones	60.0%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	57.9%	40.0% - 80.0%	Increase
				Downside	16.6%	5.0% - 30.0%	Decrease
				Upside	25.5%	10.0% - 45.0%	Increase

Credit	$6,764,730		Yield Analysis	Yield	8.4%	3.5% - 22.2%	Decrease
				Net Leverage	2.0x	0.5x - 33.0x	Decrease
				EBITDA Multiple	9.8x	1.1x - 37.2x	Increase

Investments of Consolidated CFEs	$2,082,545	(9)
Debt Obligations of Consolidated CFEs	$1,876,783		Discounted cash flow	Yield	6.5%	2.8% - 16.5%	Decrease

Real Assets	$3,157,954	(10)

Energy	$1,677,699		Discounted cash flow	Weighted Average Cost of Capital	10.3%	9.4% - 13.3%	Decrease
				Average Price Per BOE (8)	$43.67	$35.65 - $48.28	Increase

Real Estate	$1,274,747		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	31.4%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	68.6%	0.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	6.2%	3.8% - 12.0%	Decrease
			Discounted cash flow	Unlevered Discount Rate	8.4%	4.8% - 18.0%	Decrease

Equity Method - Other	$1,503,022		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.4%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	37.4%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	37.9%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	24.7%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.1x	6.1x - 13.9x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.8x	4.7x - 11.6x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	8.6%	5.6% - 13.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.4x	6.0x - 12.5x	Increase

Notes to Consolidated Financial Statements (Continued)

	Fair Value December 31, 2018		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Other Investments	$2,116,586	(11)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.1%	5.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	37.0%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	36.8%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	26.2%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.5x	1.1x - 15.2x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.1x	0.9x - 12.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	16.9%	7.2% - 30.9%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8.5x	6.6x - 9.4x	Increase

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

(8)
The total energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent ("BOE"), is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 88% liquids and 12% natural gas.

(9)	KKR measures CMBS investments on the basis of the fair value of the financial liabilities of the CMBS vehicle. See Note 2 "Summary of Significant Accounting Policies."

(10)
Includes one Infrastructure investment for $205.5 million that was valued using a discounted cash flow analysis. The significant inputs used included the weighted average cost of capital 6.9% and the enterprise value/LTM EBITDA Exit Multiple 11.0x.

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

Notes to Consolidated Financial Statements (Continued)

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31, 2018	December 31, 2017
Assets
Private Equity	$2,977	$3,744
Credit	4,950,819	4,381,519
Investments of Consolidated CFEs	14,733,423	15,573,203
Real Assets	310,399	343,820
Equity Method - Other	1,792,190	1,384,739
Other Investments	235,012	344,996
Total	$22,024,820	$22,032,021

Liabilities
Debt Obligations of Consolidated CFEs	$13,958,554	$15,586,216
Total	$13,958,554	$15,586,216

The following tables present the net realized and net unrealized gains (losses) on financial instruments for which the fair value option was elected for the years ended December 31, 2018, 2017 and 2016, respectively:

	For the Year Ended December 31, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$(4,907)	$5,355	$448
Credit	(245,737)	(148,150)	(393,887)
Investments of Consolidated CFEs	(83,719)	(452,331)	(536,050)
Real Assets	11,184	(11,446)	(262)
Equity Method - Other	(150,225)	16,916	(133,309)
Other Investments	(13,838)	(19,468)	(33,306)
Total	$(487,242)	$(609,124)	$(1,096,366)

Liabilities
Debt Obligations of Consolidated CFEs	4,371	521,101	525,472
Total	$4,371	$521,101	$525,472

	For the Year Ended December 31, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$(1,386)	$38,791	$37,405
Credit	(464,512)	78,282	(386,230)
Investments of Consolidated CFEs	(97,129)	352	(96,777)
Real Assets	13,112	44,136	57,248
Equity Method - Other	18,883	(2,635)	16,248
Other	(32,217)	24,923	(7,294)
Total	$(563,249)	$183,849	$(379,400)

Liabilities
Debt Obligations of Consolidated CFEs	83,146	11,768	94,914
Total	$83,146	$11,768	$94,914

Notes to Consolidated Financial Statements (Continued)

	For the Year Ended December 31, 2016
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$(245,014)	$238,600	$(6,414)
Credit	(144,854)	48,922	(95,932)
Investments of Consolidated CFEs	(258,430)	444,142	185,712
Real Assets	8,835	4,159	12,994
Equity Method - Other	3,830	(127,741)	(123,911)
Other	(10,361)	(19,386)	(29,747)
Total	$(645,994)	$588,696	$(57,298)

Liabilities
Debt Obligations of Consolidated CFEs	325,548	(357,321)	(31,773)
Total	$325,548	$(357,321)	$(31,773)

Notes to Consolidated Financial Statements (Continued)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF CLASS A COMMON STOCK

For the years ended December 31, 2018, 2017, and 2016, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of Class A common stock were calculated as follows:

	For the Years Ended December 31,
	2018	2017	2016
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$1,097,699	$984,941	$287,072
Excess of carrying value over consideration transferred on redemption of KFN 7.375% Series A LLC Preferred Shares	3,102	—	—
Net Income (Loss) Available to KKR & Co. Inc. Class A Common Stockholders	$1,100,801	$984,941	$287,072

Basic Net Income (Loss) Per Share of Class A Common Stock
Weighted Average Shares of Class A Common Stock Outstanding - Basic	514,102,571	468,282,642	448,905,126
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Basic	$2.14	$2.10	$0.64

Diluted Net Income (Loss) Per Share of Class A Common Stock
Weighted Average Shares of Class A Common Stock Outstanding - Basic	514,102,571	468,282,642	448,905,126
Weighted Average Unvested Shares of Class A Common Stock and Other Exchangeable Securities	19,604,468	38,006,329	34,525,922
Weighted Average Shares of Class A Common Stock Outstanding - Diluted	533,707,039	506,288,971	483,431,048
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted	$2.06	$1.95	$0.59
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

For the years ended December 31, 2018, 2017, and 2016, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted since the exchange of these units would not dilute KKR's respective ownership interests in the KKR Group Partnerships.

	For the Years Ended December 31,
	2018	2017	2016
Weighted Average KKR Holdings Units	314,458,757	344,422,095	357,873,788

Additionally, for the year ended December 31, 2018, 5.0 million shares of KKR Class A common stock subject to a market price-based vesting condition were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted since the vesting conditions have not been satisfied. See Note 12 "Equity Based Compensation."

Notes to Consolidated Financial Statements (Continued)

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	December 31, 2018	December 31, 2017
Unsettled Investment Sales (1)	$101,789	$134,781
Receivables	27,258	138,109
Due from Broker (2)	396,512	682,403
Oil & Gas Assets, net (3)	225,256	252,371
Deferred Tax Assets, net	538,161	131,944
Interest Receivable	241,547	189,785
Fixed Assets, net (4)	451,206	364,203
Foreign Exchange Contracts and Options (5)	177,264	96,584
Intangible Assets, net (6)	9,863	129,178
Goodwill (7)	83,500	83,500
Derivative Assets	40,995	85,074
Deposits	7,299	16,330
Prepaid Taxes	69,165	83,371
Prepaid Expenses	23,551	25,677
Deferred Financing Costs	13,871	7,534
Other	129,455	110,231
Total	$2,536,692	$2,531,075

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization amounted to $22.3 million, $24.7 million, and $38.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. Whenever events or changes in circumstances indicate that the carrying amounts of such oil and natural gas properties may not be recoverable, KKR evaluates its proved and unproved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis. For the years ended December 31, 2018 and 2017, there was no impairment charge. For the year ended December 31, 2016, KKR recorded impairment charges totaling approximately $6.2 million to write down certain of its oil and natural gas properties. The impairment charge is recorded in General, Administrative and Other in the accompanying consolidated statements of operations.

(4)
Net of accumulated depreciation and amortization of $113,453 and $156,859 as of December 31, 2018 and 2017, respectively. Depreciation and amortization expense of $14,993, $15,329, and $16,045 for the years ended December 31, 2018, 2017, and 2016, respectively, is included in General, Administrative and Other in the accompanying consolidated statements of operations.

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

(6)
Net of accumulated amortization of $63,532 and $61,348 as of December 31, 2018 and 2017, respectively. Amortization expense of $7,700, $17,811, and $26,387 for the years ended December 31, 2018, 2017, and 2016, respectively, is included in General, Administrative and Other in the accompanying consolidated statements of operations.

(7)	As of December 31, 2018, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.

Notes to Consolidated Financial Statements (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2018	December 31, 2017
Amounts Payable to Carry Pool (1)	$922,977	$1,220,559
Unsettled Investment Purchases (2)	541,165	885,945
Securities Sold Short (3)	344,124	692,007
Derivative Liabilities	35,640	69,381
Accrued Compensation and Benefits	107,887	35,953
Interest Payable	212,969	168,673
Foreign Exchange Contracts and Options (4)	60,749	260,948
Accounts Payable and Accrued Expenses	130,554	152,916
Taxes Payable	24,453	35,933
Uncertain Tax Positions	66,775	58,369
Unfunded Revolver Commitments	52,066	17,629
Other Liabilities	244,631	55,937
Total	$2,743,990	$3,654,250

(1)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

Notes to Consolidated Financial Statements (Continued)

9. VARIABLE INTEREST ENTITIES

Consolidated VIEs

KKR consolidates certain VIEs in which it is determined that KKR is the primary beneficiary as described in Note 2 "Summary of Significant Accounting Policies" and which are predominately CFEs and certain investment funds. The primary purpose of these VIEs is to provide strategy specific investment opportunities to earn investment gains, current income or both in exchange for management and performance based fees or carried interest. KKR's investment strategies for these VIEs differ by product; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR does not provide performance guarantees and has no other financial obligation to provide funding to these consolidated VIEs, beyond amounts previously committed, if any.

Unconsolidated VIEs

KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR.

KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest, which was approximately $3.6 billion at December 31, 2018. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of December 31, 2018, KKR's commitments to these unconsolidated investment funds was $2.2 billion. KKR has not provided any financial support other than its obligated amount as of December 31, 2018.

As of December 31, 2018 and 2017, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	December 31, 2018	December 31, 2017
Investments	$3,610,502	$4,417,003
Due from (to) Affiliates, net	410,489	176,131
Maximum Exposure to Loss	$4,020,991	$4,593,134

Notes to Consolidated Financial Statements (Continued)

10. DEBT OBLIGATIONS

KKR enters into credit agreements and issues debt for its general operating and investment purposes. KKR consolidates and reports KFN's debt obligations which are non-recourse to KKR beyond the assets of KFN.

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

KKR's borrowings consisted of the following:

	December 31, 2018				December 31, 2017
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	451,338	—	—		487,656	—	—
KCM Short-Term Credit Agreement	750,000	—	—		750,000	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (1)	—	498,975	523,500	(14)	—	498,390	549,000	(14)
KKR Issued 5.500% Notes Due 2043 (2)	—	491,836	508,615	(14)	—	491,496	580,000	(14)
KKR Issued 5.125% Notes Due 2044 (3)	—	990,740	974,320	(14)	—	990,375	1,107,100	(14)
KKR Issued 0.509% Notes Due 2023 (4)	—	226,895	227,298	(14)	—	—	—
KKR Issued 0.764% Notes Due 2025 (5)	—	44,923	45,161	(14)	—	—	—
KKR Issued 1.595% Notes Due 2038 (6)	—	92,817	94,568	(14)	—	—	—
KFN Issued 5.500% Notes Due 2032 (7)	—	493,568	496,359		—	493,129	505,235
KFN Issued 5.200% Notes Due 2033 (8)	—	118,291	115,582		—	—	—
KFN Issued 5.400% Notes Due 2033 (9)	—	68,683	68,780		—	—	—
KFN Issued Junior Subordinated Notes (10)	—	232,142	203,135		—	236,038	201,828
Other Debt Obligations:
Financing Facilities of Consolidated Funds and Other (11)	3,840,877	5,123,768	5,123,768		2,056,096	2,898,215	2,898,215
CLO Senior Secured Notes (12)	—	11,667,970	11,667,970		—	10,055,686	10,055,686
CLO Subordinated Notes (12)	—	413,801	413,801		—	292,294	292,294
CMBS Debt Obligations (13)	—	1,876,783	1,876,783		—	5,238,236	5,238,236
	$6,042,215	$22,341,192	$22,339,640		$4,293,752	$21,193,859	$21,427,594

(1)
$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $0.7 million and $1.0 million as of December 31, 2018 and 2017, respectively.

(2)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $3.6 million and $3.7 million as of December 31, 2018 and 2017, respectively.

(3)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of (i) unamortized note discount (net of premium) and (ii) unamortized debt issuance costs of $8.0 million and $8.3 million as of December 31, 2018 and 2017, respectively.

(4)
¥25 billion (or $228.2 million) aggregate principal amount of 0.509% senior notes of KKR due 2023. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.3 million as of December 31, 2018. These senior notes are denominated in Japanese Yen ("JPY").

(5)
¥5.0 billion (or $45.6 million) aggregate principal amount of 0.764% senior notes of KKR due 2025. Borrowing outstanding is presented net of unamortized debt issuance costs of $0.7 million as of December 31, 2018. These senior notes are denominated in JPY.

(6)
¥10.3 billion (or $94.0 million) aggregate principal amount of 1.595% senior notes of KKR due 2038. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.2 million as of December 31, 2018. These senior notes are denominated in JPY.

Notes to Consolidated Financial Statements (Continued)

(7)
KKR consolidates KFN and thus reports KFN's outstanding $500.0 million aggregate principal amount of 5.500% senior notes due 2032. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $4.4 million and $4.7 million as of December 31, 2018 and 2017, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(8)
KKR consolidates KFN and thus reports KFN's outstanding $120.0 million aggregate principal amount of 5.200% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.7 million as of December 31, 2018. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(9)
KKR consolidates KFN and thus reports KFN's outstanding $70.0 million aggregate principal amount of 5.400% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.3 million as of December 31, 2018. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(10)
KKR consolidates KFN and thus reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 5.0% and 3.8% and the weighted average years to maturity is 17.8 years and 19.0 years as of December 31, 2018 and 2017, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(11)
Amounts include (i) borrowings at consolidated investment funds relating to financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners and (ii) borrowings by certain majority-owned investment vehicles that are collateralized only by the investments and assets they own. The weighted average interest rate is 4.6% and 4.2% as of December 31, 2018 and 2017, respectively. In addition, the weighted average years to maturity is 3.3 years and 3.6 years as of December 31, 2018 and 2017, respectively.

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

Revolving Credit Facilities

Corporate Credit Agreement
On December 7, 2018, Kohlberg Kravis Roberts & Co. L.P. and the KKR Group Partnerships, as borrowers, entered into and closed on an Amended and Restated Credit Agreement (the "Corporate Credit Agreement") by and among the borrowers, the other borrowers from time to time party thereto, the guarantors from time to time party thereto, the lending institutions from time to time party thereto and HSBC Bank USA, National Association, as Administrative Agent, which amended and restated in its entirety the credit agreement dated as of October 22, 2014.

The Corporate Credit Agreement provides the borrowers with a senior unsecured multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion, as of the closing date, with the option to request an increase in the facility amount of up to an additional $500 million, for an aggregate principal amount of $1.5 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The credit facility is a five-year facility, scheduled to mature on December 7, 2023, with the borrowers’ option to extend the maturity date, subject to the consent of the applicable lenders, and the borrowers may prepay, terminate or reduce the commitments under the credit facility at any time without penalty. Borrowings under the credit facility are available for general corporate purposes. Interest on borrowings under the credit facility will be based on either London Interbank Offered Rate (LIBOR) or Alternate Base Rate, with the applicable margin per annum based on a corporate ratings-based pricing grid ranging from 56.5 basis points to 110 basis points (for LIBOR borrowings). The borrowers have agreed to pay a facility fee on the total commitments (whether used or unused) at a rate per annum also based on a corporate ratings-based pricing grid ranging from 6 basis points to 15 basis points. Borrowings under the credit facility are guaranteed by (i) KKR & Co. Inc., (ii) any other entity (other than the borrowers) that guarantees the 2020 Senior Notes, the 2043 Senior Notes or the 2044 Senior Notes (each as defined below), and (iii) any other entity (other than the borrowers) that guarantees the JPY Notes (as defined below).

KCM Credit Agreement

KKR Capital Markets maintains a revolving credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business. This financial institution also holds a noncontrolling ownership interest in our capital markets business. The KCM Credit Agreement provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit.

On March 30, 2016, the KCM Credit Agreement was amended to extend the maturity date from March 30, 2017 to March 30, 2021. If a borrowing is made on the KCM Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the loan is a Eurocurrency loan, it will be based on LIBOR plus the applicable margin which ranges initially between 1.25% and 2.50%, depending on the amount and nature of the loan. If the loan is an ABR Loan, it will be based on the prime rate plus the applicable margin which ranges initially between 0.25% and 1.50% depending on the amount and nature of the loan. Borrowings under this facility may only be used for KKR's capital markets business, and its only

Notes to Consolidated Financial Statements (Continued)

obligors are entities involved in KKR's capital markets business, and its liabilities are non-recourse to other parts of KKR's business. A facility fee ranging between 0.20% and 0.40% is also payable on the entire facility amount.

As of December 31, 2018 and 2017, no amounts were outstanding under the KCM Credit Agreement, however various letters of credit were outstanding in the amount of $48.7 million and $12.3 million, respectively, which reduce the overall borrowing capacity of the KCM Credit Agreement.
KCM Short-Term Credit Agreement

On June 28, 2018, KKR Capital Markets Holdings L.P. and certain other capital market subsidiaries of KKR & Co. Inc. (collectively, the “KCM Borrowers”) entered into a 364-day revolving credit agreement (the “KCM Revolver Agreement”) with the same financial institution that provides the KCM Credit Agreement, as administrative agent. The KCM Revolver Agreement provides for revolving borrowings of up to $750 million, expires on June 27, 2019, and ranks pari passu with the KCM Credit Agreement. The prior 364-day revolving credit agreement, dated as of June 29, 2017, between the KCM Borrowers, expired according to its terms on June 28, 2018. Borrowings under the KCM Revolver Agreement may only be used to facilitate the settlement of capital markets transactions syndicated by KKR’s capital markets business. Obligations under the KCM Revolver Agreement are limited to the KCM Borrowers, which are solely entities involved in KKR’s capital markets business, and liabilities under the KCM Revolver Agreement are non-recourse to other parts of KKR.

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

The KCM Revolver Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including a financial covenant providing for a maximum debt to equity ratio for the KCM Borrowers. The KCM Borrowers’ obligations under the KCM Revolver Agreement are secured by certain assets of the KCM Borrowers.

Notes Issuances

KKR Issued 6.375% Notes Due 2020
On September 29, 2010, KKR Group Finance Co. LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 6.375% Senior Notes due 2020 (the "2020 Senior Notes"), which were issued at a price of 99.584%. The 2020 Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance Co. LLC and will mature on September 29, 2020, unless earlier redeemed or repurchased. The 2020 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. Inc. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.
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

Notes to Consolidated Financial Statements (Continued)

KKR Issued 5.500% Notes Due 2043
On February 1, 2013, KKR Group Finance Co. II LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 5.50% Senior Notes due 2043 (the "2043 Senior Notes"), which were issued at a price of 98.856%. The 2043 Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance Co. II LLC and will mature on February 1, 2043, unless earlier redeemed or repurchased. The 2043 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. Inc. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.
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
KKR Issued 5.125% Notes Due 2044
On May 29, 2014, KKR Group Finance Co. III LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 5.125% Senior Notes due 2044 (the "2044 Senior Notes"), which were issued at a price of 98.612%. The 2044 Senior Notes are unsecured and unsubordinated obligations of the issuer and will mature on June 1, 2044, unless earlier redeemed or repurchased. The 2044 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. Inc. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.
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

Notes to Consolidated Financial Statements (Continued)

KKR Issued 0.509% Senior Notes Due 2023, 0.764% Senior Notes Due 2025, and 1.595% Senior Notes Due 2038

On March 23, 2018, KKR Group Finance Co. IV LLC ("KKR Group Finance IV"), a subsidiary of KKR Management Holdings Corp., completed the offering of ¥40.3 billion, aggregate principal amount of its (i) ¥25.0 billion 0.509% Senior Notes due 2023 (the "2023 Notes"), (ii) ¥5.0 billion 0.764% Senior Notes due 2025 (the "2025 Notes") and (iii) ¥10.3 billion 1.595% Senior Notes due 2038 (the "2038 Notes" and, together with the 2023 Notes and the 2025 Notes, the "JPY Notes"). The JPY Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. Inc. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the Guarantors.

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
The indenture, as supplemented by a first supplemental indenture, relating to the KFN 2032 Senior Notes includes covenants, including (i) limitations on KFN's ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of certain of its subsidiaries or merge, consolidate or sell, transfer or lease assets, (ii) requirements that KFN maintain a minimum Consolidated Net Worth (as defined in the indenture) and (iii) requirements that KFN maintain a minimum Cash and Liquid Investments (as defined in the indenture). The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding KFN 2032 Senior Notes may declare the KFN 2032 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the KFN 2032 Senior Notes and any accrued and unpaid interest on the KFN 2032 Senior Notes automatically becomes due and payable.
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

Notes to Consolidated Financial Statements (Continued)

supplemental indenture, constitute a further issuance of and are part of the same series as the KFN 2032 Senior Notes first issued on March 30, 2017.
KFN Issued 5.200% Notes Due 2033

On February 12, 2018, KFN issued $120.0 million aggregate principal amount of 5.200% Senior Notes due 2033 (the "KFN 2033 Senior Notes"). The KFN 2033 Senior Notes are unsecured and unsubordinated obligations of KFN, which do not provide for recourse to KKR beyond the assets of KFN. The KFN 2033 Senior Notes are not guaranteed by KKR & Co. Inc. or the KKR Group Partnerships. The KFN 2033 Senior Notes will mature on February 12, 2033, unless earlier redeemed or repurchased. The KFN 2033 Senior Notes bear interest at a rate of 5.200% per annum, accruing from February 12, 2018. Interest is payable semi-annually in arrears on February 12 and August 12 of each year.
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
KFN Issued 5.400% Notes Due 2033

On May 23, 2018, KFN issued $70.0 million aggregate principal amount of 5.400% Senior Notes due 2033 (the "KFN 5.400% Senior Notes"). The KFN 5.400% Senior Notes are unsecured and unsubordinated obligations of KFN, which do not provide for recourse to KKR beyond the assets of KFN. The KFN 5.400% Senior Notes are not guaranteed by KKR & Co. Inc. or the KKR Group Partnerships. The KFN 5.400% Senior Notes will mature on May 23, 2033, unless earlier redeemed or repurchased. The KFN 5.400% Senior Notes bear interest at a rate of 5.400% per annum, accruing from May 23, 2018. Interest is payable semi-annually in arrears on May 23 and November 23 of each year.

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

Notes to Consolidated Financial Statements (Continued)

KFN Issued Junior Subordinated Notes
KFN established six 30‑year trusts between 2006 and 2007 for the sole purpose of issuing trust preferred securities. These trusts issued preferred securities to unaffiliated investors and common securities to KFN. The combined proceeds were invested by the trusts in junior subordinated notes issued by KFN. The junior subordinated notes are the sole assets of the trusts and mature between 2036 and 2037. Interest is payable on the junior subordinated notes quarterly and based on the associated trust ranges from between LIBOR plus 2.25% and LIBOR plus 2.65%. KFN may redeem the junior subordinated notes, in whole or in part, at any time, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Other Debt Obligations

Financing Facilities of Consolidated Funds and Other
Certain of KKR's consolidated investment funds have entered into financing arrangements with financial institutions, generally to provide liquidity to such investment funds. These financing arrangements are generally not direct obligations of the general partners of KKR's investment funds (beyond KKR's capital interest) or its management companies. Such borrowings have varying maturities and bear interest at floating rates. Borrowings are generally secured by the investment purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective fund. When an investment vehicle borrows, the proceeds are available only for use by that investment vehicle and are not available for the benefit of other investment vehicles or KKR. Collateral within each investment vehicle is also available only against borrowings by that investment vehicle and not against the borrowings of other investment vehicles or KKR.

Certain investments and other assets held directly by majority-owned investment vehicles have been funded with borrowings that are collateralized by the investments and assets they own. These borrowings are non-recourse to KKR beyond the investments and assets serving as collateral. Such borrowings have varying maturities and generally bear interest at fixed rates.

Debt Obligations of Consolidated CFEs

As of December 31, 2018, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$11,667,970	3.2%	11.7
Subordinated Notes of Consolidated CLOs	413,801	(1)	12.0
Debt Obligations of Consolidated CMBS Vehicles	1,876,783	4.1%	24.6
	$13,958,554

(1)
The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of December 31, 2018, the fair value of the consolidated CFE assets was $15.3 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

Notes to Consolidated Financial Statements (Continued)

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of December 31, 2018. KKR is in compliance with its debt covenants in all material respects as of December 31, 2018.

Scheduled principal payments for debt obligations at December 31, 2018 are as follows:

	Revolving Credit Facilities	Notes Issued	Other Debt Obligations	Total
2019	$—	$—	$1,561,700	$1,561,700
2020 - 2021	—	500,000	2,030,100	2,530,100
2022 - 2023	—	228,200	770,600	998,800
2024 and thereafter	—	2,588,100	14,960,300	17,548,400
	$—	$3,316,300	$19,322,700	$22,639,000

Notes to Consolidated Financial Statements (Continued)

11. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2018		2017	2016
Current
Federal Income Tax	$105,245		$(34,611)	$(3,440)
State and Local Income Tax	16,997		5,229	(443)
Foreign Income Tax	41,716	(1)	79,371	38,052
Subtotal	163,958		49,989	34,169
Deferred
Federal Income Tax	(300,536)		178,449	(15,032)
State and Local Income Tax	(52,240)		(424)	1,348
Foreign Income Tax	(5,280)	(1)	(3,688)	4,076
Subtotal	(358,056)		174,337	(9,608)
Total Income Taxes	$(194,098)		$224,326	$24,561

(1)
The foreign income tax provision was calculated on $141.0 million, $171.6 million, and $102.1 million of pre-tax income generated in foreign jurisdictions in the years 2018, 2017, and 2016, respectively.

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

As a result of the Conversion, KKR recognized a partial step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. On the date of the Conversion, we recorded an estimated net tax benefit and estimated net deferred tax asset of $257.1 million relating to this partial step-up in tax basis. Our overall tax provision is based on, among other things, an estimate of the amount of such partial step-up in tax basis that is derived from an analysis of the basis of our unitholders in their ownership of KKR common units at December 31, 2017, as adjusted by partial information received by KKR for some trades made in KKR common units in 2018. While this information does not completely reflect the actual basis of our unitholders at June 30, 2018, our estimate is based on the most recent unitholder basis information available to us. The amount of partial step-up in tax basis cannot be finally determined until complete trading information with respect to common units of KKR & Co. L.P. for the six months ended June 30, 2018 becomes available. KKR does not currently expect such information to become available until later in the first quarter of 2019 and after the filing of this Annual Report, and the timing and the availability of this information is not within KKR’s control. Since the unitholder basis information currently available to us does not completely reflect the actual basis of our unitholders at June 30, 2018, the amount of partial step-up in tax basis as finally determined is expected to differ, possibly materially, from the current estimate, which in turn is expected to cause KKR’s income tax provision and effective tax rate under GAAP to differ, possibly to a material extent, from the current estimate described herein. If the amount of the partial step-up in tax basis as finally determined is higher than the current estimate, KKR would record a higher net tax benefit and an incrementally greater deferred tax asset, which would have the effect of decreasing the amount of taxes payable by KKR in the future. If the amount of partial step-up in tax basis as finally determined is lower than the current estimate, KKR would record a lower net tax benefit and an incrementally lower deferred tax asset, which would have the effect of increasing the amount of taxes payable by KKR in the future. Realizations reported for the third and fourth quarters of 2018 will be adjusted to the extent that the updated step-up in tax basis changes the amount of step-up benefit that was realized.

Notes to Consolidated Financial Statements (Continued)

The following table reconciles the U.S. Federal Statutory Tax Rate to the Effective Income Tax Rate:

	For the Years Ended December 31,
	2018	2017	2016
Statutory U.S. Federal Income Tax Rate	21.00%	35.00%	35.00%
Income not attributable to KKR & Co. Inc. (1)	(20.13)%	(38.64)%	(42.68)%
Foreign Income Taxes	1.66%	2.62%	4.32%
State and Local Income Taxes	(0.16)%	0.05%	0.05%
Compensation Charges Borne by KKR Holdings	1.69%	6.29%	8.20%
Conversion Benefit	(11.19)%	—%	—%
Change in Valuation Allowance	(0.53)%	—%	(1.03)%
Impact of the 2017 Tax Act	—%	3.52%	—%
Other	(0.94)%	(0.78)%	(1.34)%
Effective Income Tax Rate	(8.60)%	8.06%	2.52%

(1)
Represents primarily income attributable to (i) redeemable noncontrolling interests for all periods and (ii) noncontrolling interests for all periods. This item also includes investment income of certain entities and net carried interest of certain general partners of KKR investment funds that were not subject to U.S. federal income taxes prior to the Conversion.

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31, 2018	December 31, 2017
Deferred Tax Assets
Fund Management Fee Credits & Refunds	$60,740	$51,662
Equity Based Compensation	21,949	19,749
KKR Holdings Unit Exchanges (1)	127,275	93,229
Depreciation and Amortization (2)	293,481	13,421
Federal Foreign Tax Credit	—	15,028
Investment Basis Differences / Net Unrealized Gains & Losses (2)	16,613	—
Net Operating Loss Carryforwards	3,607	4,346
Other	14,496	5,875
Total Deferred Tax Assets before Valuation Allowance	538,161	203,310
Valuation Allowance	—	(11,872)
Total Deferred Tax Assets	538,161	191,438
Deferred Tax Liabilities
Investment Basis Differences / Net Unrealized Gains & Losses	—	59,494
Total Deferred Tax Liabilities	—	59,494
Total Deferred Taxes, Net	$538,161	$131,944

(1)
In connection with exchanges of KKR Holdings units into Class A common stock of KKR & Co. Inc., KKR records a deferred tax asset associated with an increase in KKR & Co. Inc.'s share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships. This amount is offset by an adjustment to record amounts due to KKR Holdings and principals under the tax receivable agreement, which is included within Due to Affiliates in the consolidated statements of financial condition. The net impact of these adjustments was recorded as an adjustment to equity at the time of the exchanges.

(2)	This deferred tax item includes a portion of the tax benefit KKR recognized as a result of the step-up in tax basis generated by the Conversion.

Future realization of the above deferred tax assets is dependent on KKR generating sufficient taxable income within the period of time that the tax benefits are expected to reverse. KKR considers projections of taxable income in evaluating its ability to utilize those deferred tax assets. In projecting its taxable income, KKR begins with historical results and incorporates assumptions concerning the amount and timing of future pretax operating income. Those assumptions require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business. KKR has determined that it is

Notes to Consolidated Financial Statements (Continued)

more likely than not that all deferred tax assets will be realized and that a valuation allowance is not needed as of December 31, 2018.
As of December 31, 2018, KKR has a U.S. federal income tax net operating loss ("NOL") carryforward of $45.2 million attributable to 2016 and a cumulative state and local NOL carryforward of $90.2 million that will begin to expire in 2036. KKR intends to carry back its U.S. federal NOL to past years during 2019, and is reflecting the estimated refund related to the carryback within other assets as a prepaid tax. KKR has elected to treat taxes paid in foreign jurisdictions as a deduction in lieu of a Foreign Tax Credit (“FTC”), because of U.S. federal limitations on FTC utilization. As a result, the valuation allowance that was previously recorded due to the uncertainty as to whether or not KKR would be able to utilize its FTC carryover balance is no longer applicable.
Tax Contingencies
KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2018, tax returns of KKR and its predecessor entities for the years 2015 through 2017 for U.S. federal purposes and 2011 through 2017 for state and local tax purposes are open under general statute of limitations provisions and therefore subject to examination.
At December 31, 2018, 2017 and 2016, KKR's unrecognized tax benefits relating to uncertain tax positions, excluding related interest and penalties, consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
Unrecognized Tax Benefits, beginning of period	$48,170	$43,996	$22,792
Gross increases in tax positions in prior periods	—	—	—
Gross decreases in tax positions in prior periods	—	—	(1,351)
Gross increases in tax positions in current period	5,542	4,406	22,810
Lapse of statute of limitations	(114)	(232)	(255)
Unrecognized Tax Benefits, end of period	$53,598	$48,170	$43,996
If the above tax benefits were recognized it would reduce the effective income tax rate. KKR believes that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date.
The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expenses and Other Liabilities. KKR recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits, KKR accrued penalties of $0.3 million and interest of $2.6 million during 2018 and in total, as of December 31, 2018, recognized a liability for penalties of $2.6 million and interest of $10.6 million. During 2017, penalties of $0.1 million and interest of $2.2 million were accrued and in total, as of December 31, 2017, recognized a liability for penalties of $2.3 million and interest of $7.9 million.

Notes to Consolidated Financial Statements (Continued)

12. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity-based compensation for the years ended December 31, 2018, 2017 and 2016, respectively.

	For the Years Ended December 31,
	2018	2017	2016
Equity Incentive Plan	$242,811	$204,308	$186,227
KKR Holdings Principal Awards	104,625	143,204	44,837
Other Exchangeable Securities	—	—	12,091
Total (1)	$347,436	$347,512	$243,155

(1)
Includes $11,735 and $11,214 of equity based charges for the years ended December 31, 2018 and 2017 related to employees of equity method investees. Such amounts are included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

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

Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. Inc. Class A common stock on the date of grant, discounted for the lack of participation rights in the expected dividends on unvested shares. The discount range for awards granted prior to December 31, 2015 was based on management's estimates of future dividends that the unvested equity awards would not be entitled to receive between the grant date and the vesting date which ranged from 8% to 56%. The following table presents information regarding the discount for the lack of participation rights in the expected dividends for shares granted subsequent to December 31, 2015.

Date of Grant	Discount per share (1)
January 1, 2016 to December 31, 2016	$0.64
January 1, 2017 to December 31, 2017	$0.68
January 1, 2018 to June 30, 2018	$0.68
July 1, 2018 to Present	$0.50

(1)
Represents the annual discount for the lack of participation rights on expected dividends. The total discount on any given tranche of unvested shares is calculated as the discount per share multiplied by the number of years in the applicable vesting period.

Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 7% annually based upon expected turnover by class of recipient.

Notes to Consolidated Financial Statements (Continued)

Market Condition Awards

On November 2, 2017, KKR's Co-Presidents and Co-Chief Operating Officers were each granted equity awards representing 2.5 million shares of KKR Class A common stock subject to a market price-based vesting condition ("Market Condition Awards"). These awards were granted under the Equity Incentive Plan. All of such awards will vest upon the market price of KKR Class A common stock reaching and maintaining a closing market price of $40 per share for 10 consecutive trading days on or prior to December 31, 2022, subject to the employee's continued service to the time of such vesting. If the $40 price target is not achieved by the close of business on December 31, 2022, the unvested Market Condition Awards will be automatically canceled and forfeited. These Market Condition Awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting. Due to the existence of the market condition, the vesting period for the Market Condition Awards is not explicit, and as such, compensation expense will be recognized over the period derived from the valuation technique used to estimate the grant-date fair value of the award (the "Derived Vesting Period").

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
As of December 31, 2018, there was approximately $12.3 million of estimated unrecognized compensation expense related to unvested Market Condition Awards and such awards did not meet their market-price based vesting condition.

As of December 31, 2018, there was approximately $400.0 million of total estimated unrecognized expense related to unvested awards, including Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2019	$191.9
2020	133.7
2021	57.7
2022	15.8
2023	0.9
Total	$400.0

Notes to Consolidated Financial Statements (Continued)

A summary of the status of unvested awards granted under the Equity Incentive Plan, excluding Market Condition Awards as described above, from January 1, 2018 through December 31, 2018 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	46,422,733	$14.98
Granted	5,489,046	22.42
Vested	(16,101,190)	15.02
Forfeitures	(2,410,406)	14.37
Balance, December 31, 2018	33,400,183	$16.23

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.3 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Shares
April 1, 2019	9,134,599
October 1, 2019	4,811,012
April 1, 2020	7,294,238
October 1, 2020	3,633,747
April 1, 2021	4,178,268
October 1, 2021	2,131,927
April 1, 2022	923,830
October 1, 2022	1,201,390
October 1, 2023	91,172
33,400,183

KKR Holdings Awards

KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into Class A common stock of KKR & Co. Inc. on a one-for-one basis. As of December 31, 2018 and 2017, KKR Holdings owned approximately 35.9% or 299,081,239 units and 40.9% or 335,971,334 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. All of the KKR Holdings units (except for less than 0.3% of the outstanding KKR Holdings units) have been granted as of December 31, 2018, and certain Holdings units remain subject to vesting.

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

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2018, there was approximately $257.2 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2019	$96.2
2020	88.1
2021	47.5
2022	25.4
Total	$257.2

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2018 through December 31, 2018 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	30,848,583	$14.42
Granted	450,000	20.90
Vested	(6,494,590)	15.15
Forfeitures	(680,000)	11.99
Balance, December 31, 2018	24,123,993	$14.42

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.9 years.

A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
April 1, 2019	229,514
May 1, 2019	3,680,000
October 1, 2019	2,455,000
April 1, 2020	124,479
May 1, 2020	3,680,000
October 1, 2020	2,940,000
May 1, 2021	3,680,000
October 1, 2021	3,425,000
October 1, 2022	3,910,000
24,123,993

Notes to Consolidated Financial Statements (Continued)

13. RELATED PARTY TRANSACTIONS

Due from Affiliates consists of:

	December 31, 2018	December 31, 2017
Amounts due from portfolio companies	$82,204	$129,594
Amounts due from unconsolidated investment funds	568,211	415,907
Amounts due from related entities	6,774	8,848
Due from Affiliates	$657,189	$554,349

Due to Affiliates consists of:

	December 31, 2018	December 31, 2017
Amounts due to KKR Holdings in connection with the tax receivable agreement	$117,862	$84,034
Amounts due to unconsolidated investment funds	157,722	239,776
Due to Affiliates	$275,584	$323,810

Tax Receivable Agreement
KKR is required to acquire KKR Group Partnership Units from time to time pursuant to the exchange agreement with KKR Holdings. The KKR Group Partnerships have each made an election under Section 754 of the Internal Revenue Code of 1986, as amended, that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for Class A common stock occurs, which may result in an increase in KKR's tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in KKR's share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in KKR's business that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax KKR otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
KKR has entered into a tax receivable agreement with KKR Holdings, which requires KKR to pay to KKR Holdings, or to current and former principals who have exchanged KKR Holdings units for shares of Class A common stock (as transferees of KKR Group Partnership Units), 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that KKR realizes as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings KKR actually realizes as a result of increases in tax basis that arise due to future payments under the agreement. KKR expects to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that KKR would be deemed to realize in connection with such events.
These payment obligations are obligations of KKR & Co. Inc. and certain of its intermediate holding companies and not of any KKR Group Partnership and are recorded within Due to Affiliates in the accompanying consolidated statements of financial condition. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of KKR's tax returns, which may result in a timing difference between the tax savings received by KKR and the cash payments made to the exchanging holders of KKR Group Partnership Units.
As a result of the 2017 Tax Act, which lowered the U.S. federal corporate tax rate from 35% to 21%, expected future cash savings generated as a result of KKR Holdings exchanges are expected to decrease. Accordingly, KKR has decreased the liability associated with the tax receivable agreement to reflect lower future payments to individuals who exchanged KKR Holdings units for shares of Class A common stock. The amount of this reduction was $67.2 million and is included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations for the year ended December 31, 2017.

For the years ended December 31, 2018 and 2017, no cash payments have been made under the tax receivable agreement. For the year ended December 31, 2016, cash payments that have been made under the tax receivable agreement were $5.0 million. KKR expects its intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of December 31, 2018, $4.2 million of cumulative income tax savings have been realized.

Notes to Consolidated Financial Statements (Continued)

Discretionary Investments

Certain of KKR's current and former employees and other qualifying personnel are permitted to invest, and have invested, their own capital in KKR's funds, in side-by-side investments with these funds and the firm, as well as in funds managed by its strategic manager partnerships. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or the firm, except that the side-by-side investments do not subject the investor to management fees or a carried interest. The cash contributed by these individuals aggregated $415.0 million, $505.1 million, and $328.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Aircraft and Other Services
Certain of the senior employees own aircraft that KKR uses for business purposes in the ordinary course of its operations. These senior employees paid for the purchase of these aircraft with personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $3.6 million, $3.9 million, and $5.1 million for the use of these aircraft for the years ended December 31, 2018, 2017 and 2016, respectively.
Facilities
Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior employees who are not executive officers of KKR, are partners in a real-estate based partnership that maintains an ownership interest in KKR's Menlo Park location. Payments made to this partnership were $7.9 million, $7.6 million, and $7.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

KKR’s segment reporting is presented prior to giving effect to the allocation of income (loss) between KKR & Co. Inc. and KKR Holdings L.P. and as such represents the business in total. In addition, KKR’s segment reporting is presented without giving effect to the consolidation of the investment funds and CFEs that KKR manages as well as other consolidated entities that are not subsidiaries of KKR & Co. Inc. The segment measures used in KKR’s segment reporting, including segment revenues, segment expenses, after-tax distributable earnings, segment assets, segment liabilities and segment book value are used by management in making operational and resource deployment decisions as well as assessing the overall performance of KKR’s business.

After-tax Distributable Earnings

After-tax distributable earnings is a performance measure of KKR’s earnings on a segment basis excluding mark-to-market gains (losses). Starting with the second quarter of 2018, it is defined as the amount of net realized earnings of KKR for a given reporting period, after deducting equity-based compensation. KKR revised the definition of after-tax distributable earnings starting in the second quarter of 2018, because it reflects how the chief operating decision makers allocate resources and assess the performance of KKR’s business. KKR believes that after-tax distributable earnings is useful to stockholders as it aligns KKR’s net realization performance with the manner in which KKR receives its revenues and determines the compensation of its employees. After-tax distributable earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy. Historically, equity-based compensation expense relating to the Equity Incentive Plan was not reflected in our calculation of after-tax distributable earnings. Under KKR’s segment presentation, equity-based compensation expense is included in after-tax distributable earnings as a component of compensation expense in order to reflect the dilutive nature of these non-cash equity-based awards. For comparability, after-tax distributable earnings for the comparable prior periods have been calculated using this definition.

Modification of Segment Information
In connection with a change of KKR's chief operating decision makers, KKR's management has reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. As a result, KKR has modified the presentation of its segment financial information effective as of and for the three months ended June 30, 2018, with retrospective application to all prior periods presented.
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

Notes to Consolidated Financial Statements (Continued)

Under KKR's current segment presentation, equity-based compensation expense is included in after-tax distributable earnings as a component of compensation expense in order to reflect the dilutive nature of these non-cash equity-based awards. For comparability, after-tax distributable earnings for the comparable prior periods have been calculated using this new definition.

•
Interest Expense Excluded from Segment Revenues - Historically, KKR's interest expense on its debt capital was allocated entirely to the Principal Activities business line (one of the four historical reportable segments) as a reduction of investment income. As such, interest expense was included as a reduction to total segment revenues. Under KKR's current segment presentation, interest expense is not allocated among its business lines, as its debt capital supports KKR's entire business and not any particular business line. As such, KKR's current segment presentation excludes interest expense from total segment revenues.

        In connection with these modifications, segment information as of and for the years ended December 31, 2017 and 2016 have been presented in this Annual Report on Form 10-K to conform to KKR's current segment presentation for comparability purposes. Consequently, this information will be different from the historical segment financial results previously reported by KKR in its reports filed with the SEC.

Notes to Consolidated Financial Statements (Continued)

The following tables set forth information regarding KKR's segment results.

	As of and for the Years Ended December 31,
	2018	2017	2016
Segment Revenues
Fees and Other, Net
Management Fees	$1,069,074	$905,188	$797,862
Transaction Fees	977,485	777,247	344,274
Monitoring Fees	87,520	81,021	64,354
Fee Credits	(280,136)	(261,429)	(131,628)
Total Fees and Other, Net	1,853,943	1,502,027	1,074,862

Realized Performance Income (Loss)
Carried Interest	1,218,647	1,198,981	1,256,208
Incentive Fees	138,330	73,395	33,346
Total Realized Performance Income (Loss)	1,356,977	1,272,376	1,289,554

Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	365,324	194,020	371,563
Interest Income and Dividends	286,468	285,696	322,857
Total Realized Investment Income (Loss)	651,792	479,716	694,420
Total Segment Revenues	$3,862,712	$3,254,119	$3,058,836

Segment Expenses
Compensation and Benefits (2)	1,533,431	1,282,745	1,119,564
Occupancy and Related Charges	57,022	56,410	62,400
Other Operating Expenses (3)	293,621	243,772	234,348
Total Segment Expenses	$1,884,074	$1,582,927	$1,416,312

Segment Operating Earnings	1,978,638	1,671,192	1,642,524

Interest Expense	187,379	181,612	188,761
Preferred Dividends	33,364	33,364	22,235
Income (Loss) Attributable to Noncontrolling Interests	8,807	6,551	2,336
Income Taxes Paid	151,848	94,065	87,723
After-tax Distributable Earnings	$1,597,240	$1,355,600	$1,341,469

Segment Assets	$17,587,636	$15,761,312	$13,333,141
Segment Liabilities	$4,081,694	$3,565,216	$3,016,986
Segment Book Value	$12,980,560	$11,673,909	$9,796,591

(1)
Given the extraordinary nature of the Conversion, the reported segment financial results for the year ended December 31, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter of 2018 in advance of the Conversion.

(2)	Includes equity-based compensation of $242.8 million, $204.3 million, and $186.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(3)	For the year ended December 31, 2018, excludes approximately $11.5 million of non-recurring costs in connection with the Conversion.

Notes to Consolidated Financial Statements (Continued)

KKR's business lines are differentiated primarily by their business objectives, investment strategies and sources of revenue, and are summarized below.

KKR's revenue activity is predominantly generated domestically. KKR North America Fund XI contributed more than 10% of KKR's total segment revenues for the year ended December 31, 2018 in the amount of $515.3 million. KKR 2006 Fund contributed more than 10% of KKR's total segment revenues for the years ended December 31, 2017 and 2016 in the amounts of $577.9 million and $529.0 million, respectively.

Through KKR's Private Markets business line, KKR manages and sponsors private equity funds and co-investment vehicles, which invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to its traditional private equity funds, KKR sponsors investment funds that invest in growth equity and core investments. KKR also manages and sponsors investment funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate.

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

Notes to Consolidated Financial Statements (Continued)

The following tables provide KKR's segment revenues on a disaggregated basis by business line for the years ended December 31, 2018, 2017, and 2016:

	For the Year Ended December 31, 2018
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$665,026	$404,048	$—	$—	$1,069,074
Transaction Fees	303,902	42,531	631,052	—	977,485
Monitoring Fees	87,520	—	—	—	87,520
Fee Credits	(239,441)	(40,695)	—	—	(280,136)
Total Fees and Other, Net	817,007	405,884	631,052	—	1,853,943

Realized Performance Income (Loss)
Carried Interest	1,208,747	9,900	—	—	1,218,647
Incentive Fees	1,041	137,289	—	—	138,330
Total Realized Performance Income (Loss)	1,209,788	147,189	—	—	1,356,977

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	365,324	365,324
Interest Income and Dividends	—	—	—	286,468	286,468
Total Realized Investment Income (Loss)	—	—	—	651,792	651,792
Total	$2,026,795	$553,073	$631,052	$651,792	$3,862,712

	For the Year Ended December 31, 2017
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$575,451	$329,737	$—	$—	$905,188
Transaction Fees	288,879	48,370	439,998	—	777,247
Monitoring Fees	81,021	—	—	—	81,021
Fee Credits	(220,710)	(40,719)	—	—	(261,429)
Total Fees and Other, Net	724,641	337,388	439,998	—	1,502,027

Realized Performance Income (Loss)
Carried Interest	1,198,981	—	—	—	1,198,981
Incentive Fees	—	73,395	—	—	73,395
Total Realized Performance Income (Loss)	1,198,981	73,395	—	—	1,272,376

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	194,020	194,020
Interest Income and Dividends	—	—	—	285,696	285,696
Total Realized Investment Income (Loss)	—	—	—	479,716	479,716
Total	$1,923,622	$410,783	$439,998	$479,716	$3,254,119

Notes to Consolidated Financial Statements (Continued)

	For the Year Ended December 31, 2016
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$466,422	$331,440	$—	$—	$797,862
Transaction Fees	132,602	30,155	181,517	—	344,274
Monitoring Fees	64,354	—	—	—	64,354
Fee Credits	(103,579)	(28,049)	—	—	(131,628)
Total Fees and Other, Net	559,799	333,546	181,517	—	1,074,862

Realized Performance Income (Loss)
Carried Interest	1,252,370	3,838	—	—	1,256,208
Incentive Fees	—	33,346	—	—	33,346
Total Realized Performance Income (Loss)	1,252,370	37,184	—	—	1,289,554

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	371,563	371,563
Interest Income and Dividends	—	—	—	322,857	322,857
Total Realized Investment Income (Loss)	—	—	—	694,420	694,420
Total	$1,812,169	$370,730	$181,517	$694,420	$3,058,836

The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's segment information:

Revenues

	For the Years Ended December 31,
	2018	2017	2016
Total GAAP Revenues	$2,395,836	$3,557,280	$2,040,018
Add: Management Fees - Consolidated Funds and Other	457,314	267,032	196,375
Deduct: Fee Credits - Consolidated Funds	48,193	4,028	2,921
Deduct: Capital Allocation-Based Income (GAAP)	554,510	2,015,676	935,110
Add: Segment Realized Carried Interest	1,218,647	1,198,981	1,256,208
Add: Segment Realized Investment Income (Loss)	651,792	479,716	694,420
Deduct: Revenue Earned by Other Consolidated Entities	111,185	106,042	108,605
Deduct: Expense Reimbursements	146,989	123,144	81,549
Total Segment Revenues	$3,862,712	$3,254,119	$3,058,836

Notes to Consolidated Financial Statements (Continued)

Expenses

	For the Years Ended December 31,
	2018	2017	2016
Total GAAP Expenses	$2,089,477	$2,336,692	$1,695,474
Deduct: Equity-based and Other Compensation - KKR Holdings L.P.	100,182	141,727	78,663
Deduct: Unrealized Performance Income Compensation	(295,794)	247,601	(161,510)
Deduct: Amortization of Intangibles	7,700	17,821	41,803
Deduct: Reimbursable Expenses	176,126	155,173	111,016
Deduct: Operating Expenses relating to Other Consolidated Entities	179,818	172,920	216,958
Deduct: One-time Non-recurring Costs (1)	11,501	—	—
Add: Other	(25,870)	(18,523)	7,768
Total Segment Expenses	$1,884,074	$1,582,927	$1,416,312

(1)	Represents non-recurring costs in connection with the Conversion.

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders

	For the Years Ended December 31,
	2018	2017	2016
GAAP Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$1,097,699	$984,941	$287,072
Add: Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	561,052	791,021	212,878
Add: Equity-based and Other Compensation - KKR Holdings L.P.	100,632	141,727	78,663
Add: Amortization of Intangibles and Other, net	26,116	122,870	(17,267)
Add: One-time Non-recurring Costs (1)	11,501	—	—
Add: Realized Losses on Certain Investments (2)	729,425	—	—
Deduct: Unrealized Carried Interest	(756,467)	600,242	(420,372)
Deduct: Net Unrealized Gains (Losses)	1,043,912	395,358	(584,423)
Add: Unrealized Performance Income Compensation	(295,794)	247,601	(161,510)
Deduct: Gain from remeasurement of tax receivable agreement liability (3)	—	67,221	—
Add: Income Tax Provision	(194,098)	224,326	24,561
Deduct: Income Taxes Paid	151,848	94,065	87,723
After-tax Distributable Earnings	$1,597,240	$1,355,600	$1,341,469

(1)	Represents non-recurring costs in connection with the Conversion.

(2)	Represents losses on certain investments which were realized in the second quarter of 2018 in advance of the Conversion.

(3)	Represents the impacts of the remeasurement of the tax receivable agreement which arises from changes in the associated deferred tax balance, including the impacts related to the 2017 Tax Act.

Notes to Consolidated Financial Statements (Continued)

The items that reconcile KKR's reportable segment income (loss) attributable to noncontrolling interests to the corresponding consolidated amounts calculated and presented in accordance with GAAP for net income (loss) attributable to redeemable noncontrolling interests and income (loss) attributable to noncontrolling interests are primarily attributable to the impact of KKR Holdings L.P., KKR's consolidated funds, and certain other consolidated entities.

Assets
	As of December 31,
	2018	2017	2016
GAAP Assets	$50,743,375	$45,834,719	$39,002,897
Impact of Consolidation of Funds and Other Entities	(31,888,471)	(28,659,078)	(24,367,570)
Carry Pool Reclassification	(922,977)	(1,220,559)	(987,994)
Other Reclassifications	(344,291)	—	—
Impact of KKR Management Holdings Corp.	—	(193,770)	(314,192)
Segment Assets (1)	$17,587,636	$15,761,312	$13,333,141

Liabilities
	As of December 31,
	2018	2017	2016
GAAP Liabilities	$25,360,766	$25,171,919	$21,884,814
Impact of Consolidation of Funds and Other Entities	(20,011,804)	(20,636,610)	(18,090,554)
Carry Pool Reclassification	(922,977)	(1,220,559)	(987,994)
Other Reclassifications	(344,291)	373,750	373,750
Impact of KKR Management Holdings Corp.	—	(123,284)	(163,030)
Segment Liabilities (1)	$4,081,694	$3,565,216	$3,016,986

Stockholders' Equity
	As of December 31,
	2018	2017	2016
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	$8,167,056	$6,703,382	$5,457,279
Impact of Consolidation of Funds and Other Entities	205,502	214,188	118,635
Other Reclassifications	(17,446)	(17,446)	(17,446)
Noncontrolling Interests Held by KKR Holdings L.P.	4,625,448	4,844,271	4,389,285
Impact of KKR Management Holdings Corp.	—	(70,486)	(151,162)
Segment Book Value (1)	$12,980,560	$11,673,909	$9,796,591

(1)	As of December 31, 2018, KKR's segment assets, liabilities, and book value reflects KKR's tax assets and liabilities prepared under GAAP.

Notes to Consolidated Financial Statements (Continued)

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
Retained Earnings
Upon Conversion, there were no Retained Earnings as a corporation.
Accumulated Other Comprehensive Income (Loss)
There was no impact to Accumulated Other Comprehensive Income (Loss) upon Conversion.
Class A, Class B and Class C Common Stock
Class A common stock and Class C common stock are non-voting and are not entitled to vote on any matter that is generally subject to a vote of the stockholders, except as expressly provided in the certificate of incorporation and bylaws or required by Delaware law or the rules of the NYSE. Class B common stock is voting and is entitled to one vote per share on any matter that is submitted to a vote of the stockholders generally. For matters on which our Class A common stock is entitled to vote, as provided in the certificate of incorporation or bylaws or required by Delaware law or the rules of the NYSE, so long as the ratio at which KKR Group Partnership Units are exchangeable for Class A common stock remains on a one-for-one basis, Class C common stock will vote together with Class A common stock as a single class and on an equivalent basis unless required otherwise by Delaware law, except Class C common stock will vote separately as a class on any amendment to the certificate of incorporation that changes certain terms, rights or preferences of Class C common stock.
The holder of Class B common stock and holders of Class C common stock do not have any economic rights to receive dividends or receive distributions upon the dissolution, liquidation or winding up of KKR. Class A common stock, Class B common stock and Class C common stock are not entitled to preemptive rights, and, except in the case of impermissible

Notes to Consolidated Financial Statements (Continued)

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
KKR & Co. Inc. has outstanding 13,800,000 shares of Series A Preferred Stock and 6,200,000 shares of Series B Preferred Stock. Series A Preferred Stock and Series B Preferred Stock trade on the NYSE under the symbols "KKR PR A" and "KKR PR B", respectively, and were originally issued on March 17, 2016 and June 20, 2016, respectively. The terms of the preferred stock are set forth in our certificate of incorporation.
If declared, dividends on the Series A Preferred Stock and Series B Preferred Stock are payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate per annum equal to 6.75%, in the case of Series A Preferred Stock, and 6.50%, in the case of Series B Preferred Stock. Dividends on the Series A Preferred Stock and Series B Preferred Stock are discretionary and non-cumulative. Holders of the Series A Preferred Stock and Series B Preferred Stock will only receive dividends on such shares when, as and if declared by the board of directors. KKR has no obligation to declare or pay any dividends for any dividend period, whether or not dividends on any series of preferred stock are declared or paid for any other dividend period.
Unless dividends have been declared and paid (or declared and set apart for payment) on Series A Preferred Stock and Series B Preferred Stock for a quarterly distribution period, KKR & Co. Inc. may not declare or pay dividends on, or repurchase, any of its shares that are junior to Series A Preferred Stock and Series B Preferred Stock, including Class A common stock, during such dividend period. A dividend period begins on a dividend payment date and extends to, but excludes, the next dividend payment date.
If KKR & Co. Inc. dissolves, then the holders of the Series A Preferred Stock and Series B Preferred Stock are entitled to receive payment of a $25.00 liquidation preference per share, plus declared and unpaid dividends, if any, to the extent that KKR has sufficient gross income (excluding any gross income attributable to the sale or exchange of capital assets) such that holders of such preferred stock have capital account balances equal to such liquidation preference, plus declared and unpaid dividends, if any.
The Series A Preferred Stock and Series B Preferred Stock do not have a maturity date. However, Series A Preferred Stock may be redeemed at KKR & Co. Inc.’s option, in whole or in part, at any time on or after June 15, 2021, at a price of $25.00 per share, plus declared and unpaid dividends, if any. Series B Preferred Stock may be redeemed at KKR & Co. Inc.’s option, in whole or in part, at any time on or after September 15, 2021, at a price of $25.00 per share, plus declared and unpaid dividends, if any. Holders of Series A Preferred Stock and Series B Preferred Stock have no right to require the redemption of such stock.
If a certain change of control event with a ratings downgrade occurs prior to June 15, 2021, in the case of Series A Preferred Stock, and September 15, 2021, in the case of Series B Preferred Stock, then Series A Preferred Stock or Series B Preferred Stock, as applicable, may be redeemed at KKR & Co. Inc.’s option, in whole but not in part, upon at least 30 days' notice, within 60 days of the occurrence of such change of control event, at a price of $25.25 per share, plus declared and unpaid dividends, if any. If such a change of control event occurs (whether before, on or after June 15, 2021, in the case of the Series A Preferred Stock, or September 15, 2021, in the case of the Series B Preferred Stock) and we do not give such notice, the dividend rate per annum on the applicable series of preferred stock will increase by 5.00%, beginning on the 31st day following such change of control event.
Series A Preferred Stock and Series B Preferred Stock are not convertible into common stock of KKR & Co. Inc. and have no voting rights, except that holders of Series A Preferred Stock and Series B Preferred Stock have certain voting rights in limited circumstances relating to the election of directors following the failure to declare and pay dividends, certain amendments to the terms of the preferred stock, and the creation of preferred stock that are senior to the Series A Preferred Stock and Series B Preferred Stock.

Notes to Consolidated Financial Statements (Continued)

In connection with the issuance of the Series A Preferred Stock and Series B Preferred Stock, the KKR Group Partnerships issued for the benefit of KKR & Co. Inc. corresponding series of preferred units with economic terms that mirror those of the Series A Preferred Stock and Series B Preferred Stock, as applicable.
Share Repurchase Program

On May 3, 2018, KKR increased the available amount under its repurchase program to $500 million, which may be used for the repurchase of its shares of Class A common stock of KKR & Co. Inc. and retirement of equity awards issued pursuant to the Equity Incentive Plan (and any successor equity plan thereto). Under this repurchase program, shares of Class A common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of Class A common stock of KKR & Co. Inc., and the program may be suspended, extended, modified or discontinued at any time. During the years ended December 31, 2018 and 2016, approximately 7.5 million and 21.8 million shares of Class A common stock, respectively, were repurchased pursuant to this program. There were no shares of Class A common stock repurchased pursuant to this program during the year ended December 31, 2017. During the year ended December 31, 2018, approximately 1.6 million equity awards were retired pursuant to this program. No equity awards were retired pursuant to this program for the years ended December 31, 2017 or 2016.
Noncontrolling Interests

Noncontrolling interests represent (i) noncontrolling interests in consolidated entities and (ii) noncontrolling interests held by KKR Holdings. There was no impact to Noncontrolling Interests upon Conversion.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities represent the non-redeemable ownership interests in KKR that are held primarily by:

(i)	third party fund investors in KKR's consolidated funds and certain other entities;

(ii)	third parties entitled to up to 1% of the carried interest received by certain general partners of KKR's funds that have made investments on or prior to December 31, 2015;

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

Noncontrolling Interests held by KKR Holdings

Noncontrolling interests held by KKR Holdings include economic interests held by principals indirectly in the KKR Group Partnership Units. Such principals receive financial benefits from KKR's business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. These financial benefits are not paid by KKR & Co. Inc. and are borne by KKR Holdings.

Notes to Consolidated Financial Statements (Continued)

The following tables present the calculation of total noncontrolling interests.

	For the Year Ended December 31, 2018
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$8,072,849	$4,793,475	$12,866,324
Net income (loss) attributable to noncontrolling interests (1)	796,183	561,052	1,357,235
Other comprehensive income (loss), net of tax (2)	(18,512)	(12,559)	(31,071)
Exchange of KKR Holdings Units to Class A Common Stock and Other(3)	(52,585)	(567,309)	(619,894)
Equity-based and other non-cash compensation	—	100,632	100,632
Capital contributions	4,357,219	2,396	4,359,615
Capital distributions	(2,763,416)	(252,239)	(3,015,655)
Changes in consolidation	593,172	—	593,172
Balance at the end of the period	$10,984,910	$4,625,448	$15,610,358

	For the Year Ended December 31, 2017
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$6,252,565	$4,293,337	$10,545,902
Net income (loss) attributable to noncontrolling interests (1)	676,744	791,021	1,467,765
Other comprehensive income (loss), net of tax (2)	9,192	21,904	31,096
Exchange of KKR Holdings Units to Class A Common Stock and Other(3)	(50,120)	(238,941)	(289,061)
Equity-based and other non-cash compensation	—	141,727	141,727
Capital contributions	3,116,889	3,028	3,119,917
Capital distributions	(1,890,232)	(235,610)	(2,125,842)
Changes in consolidation	(1,682)	—	(1,682)
Transfers of interests under common control and Other	(40,507)	17,009	(23,498)
Balance at the end of the period	$8,072,849	$4,793,475	$12,866,324

(1)	Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests held by KKR Holdings.

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

Net income (loss) attributable to each of KKR & Co. Inc. Class A common stockholders and KKR Holdings, with the exception of certain tax assets and liabilities that are directly allocable to KKR & Co. Inc., is attributed based on the percentage of the weighted average KKR Group Partnership Units directly or indirectly held by KKR & Co. Inc. and KKR Holdings, each of which directly or indirectly holds equity of the KKR Group Partnerships. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings, (ii) the periodic exchange of KKR Holdings units for KKR & Co. Inc. Class A common stock pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the Equity Incentive Plan, equity allocations shown in the consolidated statement of changes in equity differ from their respective pro rata ownership interests in KKR's net assets.

Notes to Consolidated Financial Statements (Continued)

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	For the Years Ended December 31,
	2018	2017	2016
Net income (loss)	$2,450,946	$2,560,042	$950,664
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	(37,352)	73,972	(8,476)
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	796,183	676,744	436,955
Less: Preferred Stock Dividends	33,364	33,364	22,235
Plus: Income tax expense (benefit) attributable to KKR & Co. Inc.	(229,232)	150,812	(18,937)
Less: Gain from remeasurement of tax receivable agreement liability attributable to KKR & Co. Inc.(1)	—	67,221	—
Net income (loss) attributable to KKR & Co. Inc. Class A Common Stockholders and KKR Holdings	$1,429,519	$1,859,553	$481,013

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$561,052	$791,021	$212,878

(1)	Represents the impacts of the remeasurement of the tax receivable agreement which arises from changes in the associated deferred tax balance, including the impacts related to the 2017 Tax Act.

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

When redeemable amounts become legally payable to fund investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the accompanying consolidated statements of financial condition. For all consolidated investment vehicles and funds in which redemption rights have not been granted, noncontrolling interests are presented within Stockholders' Equity in the accompanying consolidated statements of financial condition as noncontrolling interests.

The following table presents the rollforward of Redeemable Noncontrolling Interests:

For the Year Ended December 31,
2018
Balance at the beginning of the period	$610,540
Net income (loss) attributable to Redeemable Noncontrolling Interests	(37,352)
Capital contributions	565,553
Capital distributions	(16,100)
Balance at the end of the period	$1,122,641

Notes to Consolidated Financial Statements (Continued)

Transfer of Interests Under Common Control and Other

On March 30, 2017, KKR's Indian capital markets and credit asset management businesses were reorganized to create KKR India Financial Investments Pte. Ltd. ("KIFL"). This reorganization transaction was accounted for as a transfer of interests under common control, and the difference between KKR's carrying value before and after the transaction was treated as a reallocation of equity interests. No gain or loss was recognized in the consolidated financial statements.

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

16. COMMITMENTS AND CONTINGENCIES

Funding Commitments

As of December 31, 2018, KKR had unfunded commitments consisting of $5,274.0 million to its active investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets business line. As of December 31, 2018, these commitments amounted to $370.5 million and $663.7 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for KKR's Capital Markets business line are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown occurring after December 31, 2018. KKR's capital markets business has an arrangement with a third party, which reduces its risk when underwriting certain debt transactions, and thus our unfunded commitments as of December 31, 2018 are reduced to reflect the amount to be funded by such third party. In the case of purchases of investments or assets in KKR's Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Non-cancelable Operating Leases

KKR's non-cancelable operating leases consist of leases of office space around the world. There are no material rent holidays, contingent rent, rent concessions or leasehold improvement incentives associated with any of these property leases. In addition to base rentals, certain lease agreements are subject to escalation provisions and rent expense is recognized on a straight‑line basis over the term of the lease agreement.
As of December 31, 2018, the approximate aggregate minimum future lease payments, net of sublease income, required on the operating leases are as follows:

2019	$50,649
2020 - 2021	69,263
2022 - 2023	29,687
2024 and thereafter	76,332
Total minimum payments required	$225,931

Notes to Consolidated Financial Statements (Continued)

Contingent Repayment Guarantees

The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of December 31, 2018, no carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2018 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $2.0 billion. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

Indemnifications and Other Guarantees

KKR may incur contingent liabilities for claims that may be made against it in the future. KKR enters into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of KKR's investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KKR has made and for certain investment vehicles that KKR manages. In addition, KKR has also provided credit support to certain of its subsidiaries' obligations in connection with a limited number of investment vehicles that KKR manages. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions, and KKR has also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of other investment vehicles. KKR has also provided credit support regarding repayment obligations to third-party lenders to certain of its employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and to a hedge fund partnership regarding the ownership of its business. KKR also may become liable for certain fees payable to sellers of businesses or assets if a transaction does not close, subject to certain conditions, if any, specified in the acquisition agreements for such businesses or assets. KKR's maximum exposure under these arrangements is currently unknown and KKR's liabilities for these matters would require a claim to be made against KKR in the future.

Notes to Consolidated Financial Statements (Continued)

Litigation

From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR's business. KKR's business is also subject to extensive regulation, which may result in regulatory proceedings against it.

In December 2017, KKR & Co. L.P. and its Co-Chief Executive Officers were named as defendants in a lawsuit pending in Kentucky state court alleging, among other things, the violation of fiduciary and other duties in connection with certain separately managed accounts that Prisma Capital Partners LP, a former subsidiary of KKR, manages for the Kentucky Retirement Systems. Also named as defendants in the lawsuit are certain current and former trustees and officers of the Kentucky Retirement Systems, Prisma Capital Partners LP, and various other service providers to the Kentucky Retirement Systems and their related persons. The defendants' motion to dismiss was denied in November 2018.

KKR currently is and expects to continue to become, from time to time, subject to examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to the SEC, Department of Justice, state attorney generals, Financial Industry Regulatory Authority, or FINRA, and the U.K. Financial Conduct Authority. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings or fines against KKR or its personnel.

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

Notes to Consolidated Financial Statements (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended,
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Statement of Operations Data:
Total Revenues	$472,606	$971,620	$1,129,666	$(178,056)
Total Expenses	436,601	675,050	740,090	237,736
Total Investment Income (Loss)	584,530	1,330,786	833,288	(798,115)
Income (Loss) Before Taxes	620,535	1,627,356	1,222,864	(1,213,907)
Income Tax Expense / (Benefit)	17,641	60,960	(129,405)	(143,294)
Net Income (Loss)	602,894	1,566,396	1,352,269	(1,070,613)
Less: Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	25,674	(18,016)	12,236	(57,246)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	398,777	895,690	691,494	(628,726)
Net Income (Loss) Attributable to KKR & Co. Inc.	178,443	688,722	648,539	(384,641)
Less: Series A Preferred Stock Dividends	5,822	5,822	5,822	5,822
Less: Series B Preferred Stock Dividends	2,519	2,519	2,519	2,519
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$170,102	$680,381	$640,198	$(392,982)
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock
Basic	$0.36	$1.33	$1.22	$(0.74)
Diluted	$0.32	$1.24	$1.17	$(0.74)
Weighted Average Shares of Class A Common Stock Outstanding
Basic	487,704,838	510,586,631	525,240,214	532,266,521
Diluted	535,918,274	548,745,498	545,672,953	532,266,521

	For the Three Months Ended,
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Statement of Operations Data:
Total Revenues	$767,755	$1,015,800	$749,652	$1,024,073
Total Expenses	540,014	629,728	530,247	636,703
Total Investment Income (Loss)	610,695	500,990	177,953	274,142
Income (Loss) Before Taxes	838,436	887,062	397,358	661,512
Income Tax Expense / (Benefit)	40,542	18,538	18,420	146,826
Net Income (Loss)	797,894	868,524	378,938	514,686
Less: Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	20,933	22,387	20,876	9,776
Less: Net Income (Loss) Attributable to Noncontrolling Interests	509,277	432,150	196,158	330,180
Net Income (Loss) Attributable to KKR & Co. Inc.	267,684	413,987	161,904	174,730
Less: Series A Preferred Stock Dividends	5,822	5,822	5,822	5,822
Less: Series B Preferred Stock Dividends	2,519	2,519	2,519	2,519
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$259,343	$405,646	$153,563	$166,389
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock
Basic	$0.57	$0.87	$0.33	$0.35
Diluted	$0.52	$0.81	$0.30	$0.32
Weighted Average Shares of Class A Common Stock Outstanding
Basic	453,695,846	466,170,025	471,758,886	481,165,742
Diluted	496,684,340	501,177,423	506,873,177	520,156,583

Notes to Consolidated Financial Statements (Continued)

18. SUBSEQUENT EVENTS

Common Stock Dividend

A dividend of $0.125 per share of Class A common stock of KKR & Co. Inc. was announced on February 1, 2019, and will be paid on February 26, 2019 to Class A common stockholders of record as of the close of business on February 11, 2019. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Preferred Stock Dividend

A dividend of $0.421875 per share of Series A Preferred Stock has been declared as announced on February 1, 2019 and set aside for payment on March 15, 2019 to holders of record of Series A Preferred Stock as of the close of business on March 1, 2019.

A dividend of $0.406250 per share of Series B Preferred Stock has been declared as announced on February 1, 2019 and set aside for payment on March 15, 2019 to holders of record of Series B Preferred Stock as of the close of business on March 1, 2019.

Equity Incentive Plan

On January 28, 2019, common stockholders of KKR & Co. Inc. approved the KKR & Co. Inc. 2019 Equity Incentive Plan (our "New Equity Incentive Plan"). Our New Equity Incentive Plan will become effective on March 29, 2019.

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

 As of the period ended December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the period ended December 31, 2018, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued its attestation report on our internal control over financial reporting, which is included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B. OTHER INFORMATION

We are providing the following supplemental information about after-tax economic net income (loss) ("ENI") on a voluntary basis for comparability purposes. ENI is a measurement of the operating and investment earnings of KKR including mark-to-market gains (losses) that had been used in periods prior to the second quarter of 2018. ENI is calculated as after-tax distributable earnings, plus unrealized carried interest and unrealized investment income, less unrealized performance income compensation and non-current income taxes.

The following reconciles after-tax distributable earnings and ENI to GAAP Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders for the years ended December 31, 2018, 2017, and 2016:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	($ in thousands)
After-tax Distributable Earnings	$1,597,240	$1,355,600	$1,341,469
Add: Unrealized Carried Interest	(756,467)	600,242	(420,372)
Add: Net Unrealized Gains (Losses)	1,043,912	395,358	(584,423)
Deduct: Unrealized Performance Income Compensation	(295,794)	247,601	(161,510)
Deduct: Non-current Income Taxes (1)	(38,300)	77,839	(77,441)
Add: Non-recurring Items (2)	(729,425)	—	—
ENI	1,489,354	2,025,760	575,625
Deduct: Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	561,052	791,021	212,878
Deduct: Equity-based and Other Compensation - KKR Holdings L.P.	100,632	141,727	78,663
Deduct: Amortization of Intangibles and Other, net	26,116	122,870	(17,267)
Add: Gain from remeasurement of tax receivable agreement liability	—	67,221	—
Add: Provision for Income Tax (Benefit) - ENI	113,548	171,904	10,282
Deduct: Income Tax Expense (Benefit) - GAAP	(194,098)	224,326	24,561
Deduct: One-time Non-recurring Costs (3)	11,501	—	—
GAAP Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$1,097,699	$984,941	$287,072

(1)	Excludes the impact of the estimated tax benefit resulting from the partial step-up in the tax basis of certain assets in connection with the Conversion.

(2)	Represents losses on certain investments which were realized in the second quarter of 2018 in advance of the Conversion.

(3)	Represents non-recurring costs in connection with the Conversion.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table presents certain information concerning our board of directors and executive officers.

Name	Age	Position(s)
Henry R. Kravis	75	Co-Chief Executive Officer, Co-Chairman and Director
George R. Roberts	75	Co-Chief Executive Officer, Co-Chairman and Director
Joseph Y. Bae	47	Co-President, Co-Chief Operating Officer and Director
Scott C. Nuttall	46	Co-President, Co-Chief Operating Officer and Director
Mary N. Dillon	57	Director
David C. Drummond	55	Director
Joseph A. Grundfest	67	Director
John B. Hess	64	Director
Xavier B. Niel	61	Director
Patricia F. Russo	66	Director
Thomas M. Schoewe	66	Director
Robert W. Scully	69	Director
William J. Janetschek	56	Chief Financial Officer
David J. Sorkin	59	General Counsel and Secretary

Henry R. Kravis co-founded KKR in 1976 and is our Co-Chairman and Co-Chief Executive Officer. He is actively involved in managing the firm and serves on each of the regional Private Equity Investment Committees. Mr. Kravis currently serves on the boards of First Data Corporation and ICONIQ Capital, LLC. He also serves as a director, chairman emeritus, or trustee of several cultural, professional, and educational institutions, including The Business Council, Claremont McKenna College, Columbia Business School (co-chairman), Mount Sinai Hospital, the Partnership for New York City (former chairman), the Partnership Fund for New York City (founder), Rockefeller University (vice chairman), Sponsors for Educational Opportunity (chairman), and the Tsinghua School of Economics and Management in China. He earned a B.A. from Claremont McKenna College in 1967 and an M.B.A. from Columbia Business School in 1969. Mr. Kravis has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our co-founder and Co-Chief Executive Officer, Mr. Kravis has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Kravis and Mr. Roberts are first cousins.

George R. Roberts co-founded KKR in 1976 and is our Co-Chairman and Co-Chief Executive Officer. He is actively involved in managing the firm and serves on regional Private Equity Investment Committees. Mr. Roberts serves as a director or trustee of several cultural and educational institutions, including Claremont McKenna College. He is also founder and chairman of the board of directors of REDF, a San Francisco nonprofit organization. He earned a B.A. from Claremont McKenna College in 1966 and a J.D. from the University of California (Hastings) Law School in 1969. Mr. Roberts has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our co-founder and Co-Chief Executive Officer, Mr. Roberts has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Roberts and Mr. Kravis are first cousins.

Joseph Y. Bae joined KKR in 1996 and is our Co-President and Co-Chief Operating Officer. Mr. Bae has been a member of the board of directors since July 16, 2017. Prior to July 2017, when he was promoted to his current position, he was the managing partner of KKR Asia and the global head of KKR's infrastructure and energy real asset businesses. He is the chairman of KKR's Asia and Americas Private Equity Investment Committees and serves on KKR's European Private Equity, Growth Equity, Energy, Infrastructure, Real Estate and Special Situations Investment Committees. He is also a member of KKR's Inclusion and Diversity Council. Prior to KKR, Mr. Bae worked for Goldman Sachs & Co. in its principal investment area, where he was involved in a broad range of merchant banking transactions. He has a B.A., magna cum laude, from Harvard College. Mr. Bae serves on the boards of a number of non-profit educational and cultural institutions including, as a trustee for

Phillips Andover Academy, the Global Advisory Council at Harvard University, a board member of the Lincoln Center and the Asia Society. Mr. Bae's intimate knowledge of KKR's business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to the board of directors.

Scott C. Nuttall joined KKR in 1996 and is our Co-President and Co-Chief Operating Officer. Mr. Nuttall has been a member of the board of directors since July 16, 2017. Prior to July 2017, when he was promoted to his current position, he was the head of KKR's global capital and asset management group, where he was responsible for overseeing KKR's Public Markets and distribution businesses, which include credit, capital markets, hedge funds and its Client and Partner Group. Mr. Nuttall also serves on KKR's balance sheet committee and the firm's Inclusion and Diversity Council. He is currently a member of the board of directors of First Data Corporation. Prior to joining KKR, he was with the Blackstone Group where he was involved in numerous merchant banking and merger and acquisition transactions. He received a B.S., summa cum laude, from the University of Pennsylvania. He has served on the board of various non-profit institutions with a particular focus on education, most recently as co-chairman of Teach for America - New York. Mr. Nuttall's intimate knowledge of KKR's business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to the board of directors.

Mary N. Dillon has been a member of the board of directors since September 6, 2018. Ms. Dillon has served as Chief Executive Officer and a member of the board of directors of Ulta Beauty, Inc., a beauty products retailer, since July 2013. Prior to joining Ulta Beauty, she served as President and Chief Executive Officer and member of the board of directors of United States Cellular Corporation, a provider of wireless telecommunication services, beginning in June 2010. Prior to joining U.S. Cellular, Ms. Dillon served as Global Chief Marketing Officer and Executive Vice President of McDonald’s Corporation from 2005 to 2010, where she led its worldwide marketing efforts and global brand strategy. Prior to joining McDonald’s, Ms. Dillon held several positions of increasing responsibility at PepsiCo Corporation, including as President of the Quaker Foods division from 2004 to 2005 and as Vice President of Marketing for Gatorade and Quaker Foods from 2002 to 2004. Ms. Dillon served as a director of Target Corporation from 2007 to 2013 and as a member of its compensation committee from 2009 to 2013. Ms. Dillon joined the board of directors of Starbucks in January 2016 and serves as chair of its compensation and management development committee, and as a member of the nominating and corporate governance committee. Ms. Dillon provides the board with valuable knowledge and insights she gained through her various senior management and leadership roles, including as the chief executive officer of a publicly traded company. In addition, with over 30 years of experience in consumer-driven businesses, Mr. Dillon brings to the Board her extensive operational and marketing expertise in the retail industry.

David C. Drummond has been a member of the board of directors since March 14, 2014. Mr. Drummond has served as the senior vice president, corporate development of Alphabet Inc. (and its predecessor Google Inc.) since January 2006, as its chief legal officer since December 2006 and as its secretary since 2002. Previously, he served as Google Inc.'s vice president, corporate development and general counsel since February 2002 to December 2005. Prior to joining Google Inc., from July 1999 to February 2002, Mr. Drummond served as chief financial officer of SmartForce, an educational software applications company. Prior to that, Mr. Drummond was a partner at the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Drummond holds a Juris Doctor degree from Stanford Law School and a Bachelor of Arts degree in history from Santa Clara University. Mr. Drummond provides significant value to the oversight and development of our business through his management and leadership roles at a publicly-traded global technology business and his insight into legal developments affecting global enterprises.

Joseph A. Grundfest has been a member of the board of directors since July 15, 2010. Mr. Grundfest has been a member of the faculty of Stanford Law School since 1990, where he is the William A. Franke Professor of Law and Business. He is also senior faculty of the Arthur and Toni Rembe Rock Center for Corporate Governance at Stanford University; co-director of Directors' College, a venue for the continuing professional education of directors of publicly traded corporations; and co-founder of Financial Engines, Inc., a provider of services and advice to participants in employer-sponsored retirement plans, where he has served as a director since its inception in 1996 until 2018. Prior to joining the Stanford Law School faculty, Mr. Grundfest was a Commissioner of the SEC from 1985 to 1990. He holds a B.A. in Economics from Yale University and a J.D. from Stanford Law School. Mr. Grundfest's knowledge and expertise in capital markets, corporate governance, and securities laws provides significant value to the oversight and development of our business.

John B. Hess has been a member of the board of directors since July 28, 2011. Mr. Hess has been the chief executive officer of Hess Corporation since 1995 and a director since 1978. He was also director of Dow Chemical Co. from 2006 to 2013. He serves as a member of the Business Council, the Trilateral Commission and the Council on Foreign Relations and on the executive committee of the American Petroleum Institute and previously served on the Secretary of Energy Advisory Board Quadrennial Review Task Force. Mr. Hess is a member of the board of trustees at the Center for Strategic and International Studies, Mount Sinai Hospital, the Lincoln Center for the Performing Arts and the Dean's Advisors at Harvard Business School, and chairs The Harvard Business School Campaign. Mr. Hess earned a B.A. from Harvard College and an M.B.A. from

Harvard Business School. Mr. Hess provides significant value to the oversight and development of our business through his management and leadership roles at a global energy business, and his involvement with major businesses and public policy organizations also provides valuable perspectives for our business.

Xavier B. Niel has been a member of the board of directors since March 1, 2018. Mr. Niel is the founder, deputy chairman of the board and chief strategy officer of Iliad SA, a French telecommunications company that owns the internet provider Free and the low-cost mobile operator Free Mobile. Mr. Niel also owns majority stakes in telecom operators in various countries. He has been involved in the data communications, internet and telecommunications industry since the late 1980s. In 2010, Mr. Niel founded Kima Ventures SAS, which is an active early-stage investor. In 2013, he created 42, a school that trains computer specialists in France and the United States, and in 2017, he opened Station-F, a startup campus located in Paris. Mr. Niel brings significant value to the board due to his extensive experience as an entrepreneur who founded multiple companies, in addition to his leadership and technology experience.

Patricia F. Russo has been a member of the board of directors since April 15, 2011. Ms. Russo served as chief executive officer of Alcatel-Lucent from 2006 to 2008. Prior to the merger of Alcatel and Lucent in 2006, she served as chairman of Lucent Technologies, Inc. from 2003 to 2006, and as president and chief executive officer from 2002 to 2006. Before rejoining Lucent in 2002, Ms. Russo was president and chief operating officer of Eastman Kodak Company from March 2001 to December 2001. She has served as the chairman of Hewlett Packard Enterprise Company since 2015 and as a director of, Merck & Co., Inc. since 2009 and General Motors Company since 2009. Prior to its merger with Merck in 2009, Ms. Russo served as a director of Schering-Plough since 1995, and she served as a director of Hewlett Packard Company from 2011 to November 2015. From November 2016 to May 2018, Ms. Russo also served on the board of Arconic Inc., which separated from Alcoa Inc., where Ms. Russo served as a director from 2008 to November 2016. She graduated from Georgetown University with a bachelor's degree in political science and history, and obtained an Advanced Management Degree from Harvard Business School's Advanced Management Program. Ms. Russo's management and leadership experience as chief executive officer of complex global companies as well as her experience with corporate strategy, mergers and acquisitions, and sales and marketing brings important expertise to the oversight and development of our business. Ms. Russo also brings extensive experience in corporate governance as a member of boards and board committees of other public companies.

Thomas M. Schoewe has been a member of the board of directors since March 14, 2011. Mr. Schoewe was executive vice president and chief financial officer for Wal-Mart Stores, Inc., a position he held from 2000 to 2010, and was employed by Walmart in a transitional capacity to January 2011. Prior to his employment at Walmart, Mr. Schoewe served as senior vice president and chief financial officer for Black and Decker Corp., a position he held from 1993 to 1999. Prior to that, he served for four years as Black and Decker's vice president of finance. He previously held the position of vice president of business planning and analysis. He joined Black and Decker in 1986 after serving at Chicago-based Beatrice Companies, where he was chief financial officer and controller of Beatrice Consumer Durables, Inc. He has served on the board of directors of Northrop Grumman Corporation and General Motors Company since 2011. He also serves on the board of the LPGA. From 2001 to May 2012, he served on the board of directors of PulteGroup Inc., which merged with Centex Corporation in 2009 and previously served on the Centex board. Mr. Schoewe graduated from Loyola University of Chicago with a bachelor's of business administration degree in finance. Mr. Schoewe's experience in financial reporting, accounting and controls, and business planning and analysis, together with his significant international experience as an executive of large multinational companies, brings important expertise to the oversight and development of our business. Mr. Schoewe also has experience with large-scale, transformational information technology implementations at Wal-Mart and Black and Decker.

Robert W. Scully has been a member of the board of directors since July 15, 2010. Mr. Scully was a member of the Office of the Chairman of Morgan Stanley from 2007 until his retirement in 2009, where he had previously been co-president, chairman of global capital markets and vice chairman of investment banking. Prior to joining Morgan Stanley in 1996, he served as a managing director at Lehman Brothers and at Salomon Brothers. Mr. Scully has served as a director of Zoetis Inc. since June 2013, Chubb Limited since January 2016, and prior to its acquisition of Chubb Limited, a director of ACE Limited from May 2014 to January 2016, and UBS Group AG since May 2016. Previously, he was a director of Bank of America Corporation from August 2009 to May 2013 and a public governor of the Financial Industry Regulatory Authority, Inc. from October 2014 to May 2016. He has also served as a director of GMAC Financial Services and MSCI Inc. He holds an A.B. from Princeton University and an M.B.A. from Harvard Business School. Mr. Scully previously served on the Board of Dean's Advisors of Harvard Business School. Mr. Scully's 35-year career in the financial services industry brings important expertise to the oversight of our business. In addition, his leadership experience with a global financial services company brings an industry perspective to our business development within and outside the United States as well as issues such as talent development, senior client relationship management, strategic initiatives, risk management and audit and financial reporting.

William J. Janetschek joined KKR in 1997 and is our Chief Financial Officer. Mr. Janetschek is also a member of KKR's Balance Sheet Committee, Global Valuation Committee and Risk and Operations Committee. Prior to joining KKR, he was a

Tax Partner at Deloitte & Touche LLP. He holds a B.S. from St. John's University and an M.S. from Pace University. Mr. Janetschek is actively involved in the community, serving as a sponsor and member of a variety of non-profit organizations including Student Sponsor Partners, St. Brigid Catholic Church and St. John's University.

David J. Sorkin joined KKR in 2007 and is our General Counsel and Secretary. Mr. Sorkin is also a member of KKR's Global Valuation Committee and Risk and Operations Committee. Prior to joining KKR, Mr. Sorkin was a partner with Simpson Thacher & Bartlett LLP. Mr. Sorkin serves as President of the board of directors of New Alternatives for Children. He received a B.A., summa cum laude, from Williams College and a J.D., cum laude, from Harvard Law School.

Independence and Composition of the Board of Directors

Our board of directors consists of twelve directors, eight of whom, Messrs. Drummond, Grundfest, Hess, Niel, Schoewe and Scully and Mses. Dillon and Russo, are independent under NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines.

Because the Class B Stockholder controls more than 50% of our voting power, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these standards, a "controlled company" may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. We currently utilize the second and third of these exemptions. See "Risk Factors—Risks Related to Our Common Stock—As a 'controlled company,' we qualify for some exemptions from the corporate governance and other requirements of the NYSE." While we are exempt from NYSE rules relating to board independence, we intend to maintain a board of directors that consists of at least a majority of directors who are independent under NYSE rules. In the event that we cease to be a "controlled company" and our shares of Class A common stock continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.

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

Board Committees

Our board of directors has four standing committees: an audit committee, a conflicts committee, a nominating and corporate governance committee and an executive committee that operate pursuant to written charters as described below. Because we are a "controlled company," our board is not required by NYSE rules to establish a compensation committee or a nominating and corporate governance committee or to meet certain other substantive NYSE corporate governance requirements. While the board has established a nominating and governance committee, we rely on available exemptions concerning the committee's composition and mandate.

Audit Committee

The audit committee consists of Messrs. Grundfest (Chairman), Schoewe and Scully. The purpose of the audit committee is to provide assistance to the board of directors in fulfilling its responsibility with respect to its oversight of: (i) the quality and integrity of our financial statements, including investment valuations; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm's qualifications, independence and performance; and (iv) the performance of our internal audit function. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules applicable to audit committees. Our board of directors has determined that each of Messrs. Grundfest, Schoewe and Scully is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter, which is available on our website at www.kkr.com under the "Investor Center" section.

Conflicts Committee

The conflicts committee consists of Messrs. Drummond, Hess, Schoewe and Scully and Ms. Russo. The conflicts committee is responsible for reviewing specific matters that the board of directors believes may involve a conflict of interest and for enforcing our rights under any of the exchange agreement, the tax receivable agreement, the limited partnership agreement of any KKR Group Partnership, our certificate of incorporation or our bylaws (collectively, the "covered agreements") against KKR Holdings and certain of its subsidiaries and designees, a general partner or limited partner of KKR Holdings, or a person who holds a partnership or equity interest in the foregoing entities. The conflicts committee is also authorized to take any action pursuant to any authority or rights granted to such committee under any covered agreement or with respect to any amendment, supplement, modification or waiver to any such agreement that would purport to modify such authority or rights. In addition, the conflicts committee shall approve any amendment to any of the covered agreements that in the reasonable judgment of our board of directors is or will result in a conflict of interest. The conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us and not a breach of any duties that may be owed to our stockholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under "Certain Relationships and Related Transactions, and Director Independence—Statement of Policy Regarding Transactions with Related Persons," and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards under our corporate governance guidelines as required for service on the conflicts committee in accordance with its charter.

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

Executive Committee

The executive committee consists of Messrs. Kravis and Roberts. The purpose of the executive committee is to act, when necessary, in place of the full board of directors during periods in which the board is not in session. The executive committee is authorized and empowered to act as if it were the full board of directors in overseeing our business and affairs, except that it is not authorized or empowered to take actions that have been specifically delegated to other board committees or to take actions with respect to: (i) the declaration of dividends on our Class A common stock; (ii) a merger or consolidation of us with or into another entity; (iii) a sale, lease or exchange of all or substantially all of our assets; (iv) a liquidation or dissolution of us; (v) any action that must be submitted to a vote of the Class B Stockholder's members or our stockholders; or (vi) any action that may not be delegated to a board committee under our certificate of incorporation, our bylaws or the DGCL.

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

Corporate Governance Guidelines

Our board of directors has a governance policy, which addresses matters such as the board of directors' responsibilities and duties, the board of directors' composition and compensation and director independence. The governance guidelines are available on our website at www.kkr.com under the "Investor Center" section.

Communications to the Board of Directors

The non-management members of our board of directors meet regularly. At each meeting of the non-management members, the non- management directors choose a director to lead the meeting. All interested parties, including any employee or stockholder, may send communications to the non-management members of our board of directors by writing to: Investor Relations, KKR & Co. Inc., 9 West 57th Street, Suite 4200, New York, New York 10019.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2018, such persons complied with all such filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

Our compensation program has three primary objectives: (1) to attract, motivate and retain our employees, (2) to align their interests with those of our stockholders and fund investors and (3) to reinforce our culture and values.

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

Alignment of interests. Management equity ownership in the businesses in which we invest has been a guiding principle throughout our firm's history, and we apply that principle to ourselves: every employee of the firm is expected to have an equity interest in KKR. This equity ownership serves to align the interests of our employees with those of our stockholders. In addition, because we invest in and alongside our investment funds and have a carry pool from which we can allocate to our employees 40% or 43%, as applicable, of the carried interest that we generate through our business, we believe that our employees' interests are also aligned with those of our investors in the funds, vehicles and accounts that we manage, which in turn benefits our stockholders.

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

We refer to our two Co-Chief Executive Officers (Henry Kravis and George Roberts), our two Co-Presidents/Co-Chief Operating Officers (Joseph Bae and Scott Nuttall), our Chief Financial Officer (William Janetschek) and our General Counsel (David Sorkin) as our "named executive officers." We believe that the elements of compensation discussed below for our named executive officers serve these primary objectives. We are not required to conduct say-on-pay or say-on-frequency votes under the Dodd-Frank Act. However, we intend periodically to review the elements of our compensation, and we may make changes to the compensation structure relating to one or more named executive officers based on the outcome of such reviews from time to time.

KKR Holdings

Each of our named executive officers holds interests in our business through KKR Holdings, which is the entity that indirectly owns all of the outstanding KKR Group Partnership Units that are not allocable to us.

KKR Holdings units are, subject to certain restrictions, exchangeable for shares of our Class A common stock, on a one-for-one basis, and generally cannot be sold to third parties for monetary value unless they are first exchanged for shares of our Class A common stock. Because KKR Holdings units are exchangeable for shares of our Class A common stock, we believe that our named executive officers' interests are aligned with those of our stockholders.

KKR Holdings, from time to time, receives distributions that are made on KKR Group Partnership Units that are held by it. To the extent such distributions are received on KKR Group Partnership Units that underlie any KKR Holdings units that have satisfied their respective vesting requirements, if any, at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions will be allocated and further distributed to the named executive officers as and when received. To the extent that such distributions are made on KKR Group Partnership Units underlying any KKR Holdings units that have not satisfied all vesting requirements at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions may be allocated or otherwise applied in such amounts and in such manner as our Co-Chief Executive Officers, acting through the general partner of KKR Holdings, may determine. See "—Compensation Elements—Year-End

Bonus Compensation" for a description of these grants. As of February 12, 2019, approximately 0.6 million KKR Holdings units remain unallocated.

In 2018, our named executive officers received distributions on their vested KKR Holdings units, as well as dividends on shares of Class A common stock they own, and because these distributions and dividends are not considered to be compensation, they have not been reported in the Summary Compensation Table.

Compensation Elements

Base Salary

For 2018, each of our named executive officers was paid an annual salary of $300,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Chief Executive Officers determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers. We are responsible for funding this base salary.

Year-End Bonus Compensation

Our Co-Chief Executive Officers did not receive any year-end bonus compensation in 2018. They have decided at this time not to receive any bonus from us or from KKR Holdings in excess of distributions payable with respect to their KKR Holdings units. Instead, they have decided that year-end bonus payments for 2018 should be made to our other employees in order to motivate and retain them for the benefit of the firm. See "—Other Compensation" below for certain incidental benefits provided by the firm.

In 2018, our Co-Presidents/Co-Chief Operating Officers, Chief Financial Officer and General Counsel were awarded additional year-end cash compensation as bonus payments that were determined by our Co-Chief Executive Officers. Our Co-Chief Executive Officers made their subjective determinations by assessing our overall performance and the contributions that our Co-Presidents/Co-Chief Operating Officers, Chief Financial Officer and General Counsel made to our development and success, as a firm, during the year. Certain factors that were considered when determining the size of their bonus payments include (i) their respective contributions and accomplishments in 2018 in terms of driving commercial results for the firm, leading and managing people, and living the firm's values; (ii) their respective performance and contributions relative to other senior employees at the firm, (iii) their respective performance and contributions in 2018 as compared to the prior year and (iv) the overall financial performance of the firm in 2018 as compared to the prior year based on certain financial measures considered by management, including but not limited to after-tax distributable earnings. More specifically, in assessing Mr. Bae and Mr. Nuttall's contributions, our Co-Chief Executive Officers considered their services as Co-Presidents/Co-Chief Operating Officers and their day-to-day management of the firm's operations, as well as their joint leadership roles in executing and implementing KKR's strategy in its global private equity, real assets, credit, capital markets and capital raising businesses together with its corporate development and balance sheet initiatives. In assessing Mr. Janetschek's contributions, they considered his service as the Chief Financial Officer and his leadership and oversight of our finance, tax and accounting functions and related operations and his role with respect to strategic initiatives undertaken by the firm. In assessing Mr. Sorkin's contributions, they considered his leadership and oversight of our global legal, compliance, enterprise risk and internal audit functions and his role with respect to the strategic initiatives undertaken by the firm. The size of the cash bonus payments to the named executive officers (other than Messrs. Kravis and Roberts who received none) were higher compared to the prior year, reflecting the firm's financial performance in 2018, in particular with respect to an overall year-over-year increase in revenues across all business lines. No equity-based bonus compensation was granted to the named executive officers as part of their 2018 year-end bonus compensation, because it was decided that our senior principals would generally not receive any year-end equity-based bonus for 2018. In making these determinations, our Co-Chief Executive Officers consulted with certain of our senior employees and, with respect to the determinations for our Chief Financial Officer and General Counsel, considered the recommendations by our Co-Presidents/Co-Chief Operating Officers. We believe that the discretion permitted to our Co-Chief Executive Officers permits them to award bonus compensation in an amount they determine to be necessary to motivate and retain these named executive officers. In the 2018 summary compensation table that follows, the amount of stock awards shown for 2018 represents the equity portion of prior year’s bonus compensation that was approved and granted in the first quarter of 2018.

The cash bonus amounts paid to our Co-Presidents/Co-Chief Operating Officers, our Chief Financial Officer and our General Counsel for 2018 are reflected in the Bonus column of the 2018 Summary Compensation Table below. Although no deferred equity bonus or additional equity compensation awards were made to our named executive officers in connection with 2018 year-end bonus compensation, these equity awards may become a component of our annual year-end bonus determination for our named executive officers in the future.

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

Carried interest, if any, from the carry pool in respect of any particular investment or fund is only paid in cash after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. To the extent any "clawback" obligation is triggered, carried interest previously distributed by the fund would have to be returned to such fund, thereby reducing the named executive officer's overall compensation for any such year. A portion of certain carried interest payable is generally not distributed to the recipient and is instead held in escrow in the recipient's name in order to enhance the recipient's ability to satisfy any future clawback obligation. Because the amount of carried interest payable is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those funds and the named executive officers, and thus benefits our stockholders. In addition, several of our competitors use participation in carried interest as an important compensation element, and we believe that we must do the same in order to attract and retain the most qualified personnel.

Participation in our carry pool for our employees, including our named executive officers, is subject only to service-based vesting with certain exceptions, including acceleration upon death or disability. In general, the vesting for carry pool allocations is annual over a four-year period (other than for our Co-Chief Executive Officers). Vesting serves as an employment retention mechanism and enhances the alignment of interests between a participant in our carry pool and the firm as well as the limited partners in our investment funds. Due to their status as co-founders of our firm, our Co-Chief Executive Officers are typically completely vested in their carry pool allocations upon grant.

Carry pool allocations after December 31, 2018, whether or not vested, are subject to forfeiture if the recipient violates his or her confidentiality and restrictive covenant agreement. See "—Narrative Disclosure to Summary Compensation Table and Grants of Plan‑Based Awards—Terms of Confidentiality and Restrictive Covenant Agreements."

Other Compensation

Our Co-Chief Executive Officers are reimbursed by us for the use of a car and driver, and we pay for the compensation of certain personnel who administer personal matters for them. We believe that these benefits are appropriate in light of the time that they spend on our business, the limited compensation paid by us for their services and their unique status as co-founders of our firm. In addition, we also pay for certain tax preparation fees for our named executive officers and, starting in 2019, for financial planning services for certain of our named executive officers.

Minimum Retained Ownership

While employed by us, unless waived in whole or in part, each of our named executive officers is required to hold at least 25% of the cumulative amount of KKR Holdings units that have satisfied the vesting conditions during the duration of his employment with the firm. In addition, unless waived in whole or in part, each of our named executive officers may be required, on a grant by grant basis, to hold shares of Class A common stock equivalents of 15% of the cumulative restricted stock units granted under our Equity Incentive Plan or our New Equity Incentive Plan that have satisfied the applicable vesting condition during the duration of his employment with the firm.

Compensation and Risk

Our compensation program includes elements that we believe discourage excessive risk-taking and align the compensation of our employees with the long-term performance of the firm. For example, other than certain equity that either immediately vested as part of the grants to all employees or our founders or that were made in exchange for the contribution of assets, in each case in connection with the consummation of the KPE Transaction in October 2009 or otherwise, a significant majority of the equity awards granted to our employees are subject to a multi-year vesting conditions, one- and two-year post-vesting transfer restriction periods and/or a minimum retained ownership requirement. Because our equity awards have multi-year vesting provisions, the actual amount of compensation realized by the recipient will be tied to the long- term performance of our Class A common stock. Pursuant to our internal policies, our employees are not permitted to buy or sell derivative securities, including for hedging purposes, or to engage in short-selling to hedge their economic risk of ownership. In addition, we only make cash payments of carried interest to our employees when profitable investments have been realized and after sufficient cash has been distributed to the investors in our funds. Moreover, the general partner of a fund is required to return carried interest distributions to the fund due to, for example, underperformance by the relevant fund subsequent to the payment of such carried interest. Accordingly, the employees would be subject to a "clawback," i.e., be required to return carried interest payments previously made, all of which further discourages excessive risk-taking by our personnel.

Summary Compensation Table

The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2016, 2017 and 2018.

In 2016, 2017 and 2018, our named executive officers received distributions based on their vested KKR Holdings units or dividends on shares of Class A common stock they hold. Because these distributions and dividends are not considered to be compensation, they are not reflected as compensation in the table below. There are certain contractual arrangements we entered into with KKR Holdings at the time of the KPE Transaction in October 2009 and thereafter, including a tax receivable agreement, which relate to payments to our named executive officers that are not compensatory and are described in "Certain Relationships and Related Transactions, and Director Independence."

Carried interest distributions to our named executive officers in respect of the carry pool for the years ended December 31, 2016, 2017 and 2018 are reflected in the All Other Compensation column in the 2018 Summary Compensation Table below.

2018 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (2)	All Other Compensation ($) (3)		Total ($)
Henry R. Kravis	2018	300,000	—		—	56,217,088	(4)	56,517,088
Co-Chief Executive Officer	2017	300,000	—		44,650,000	68,484,271		113,434,271
	2016	300,000	—		—	63,541,599		63,841,599

George R. Roberts	2018	300,000	—		—	56,233,435	(5)	56,533,435
Co-Chief Executive Officer	2017	300,000	—		44,650,000	68,761,704		113,711,704
	2016	300,000	—		—	63,637,400		63,937,400

Joseph Y. Bae (8)	2018	300,000	9,000,000		5,872,442	21,168,222	(6)	36,340,664
Co-President and Co-Chief Operating Officer	2017	300,000	7,385,000		121,302,000	14,919,102		143,906,102

Scott C. Nuttall (8)	2018	300,000	9,000,000		5,872,442	21,491,798	(6)(7)	36,664,240
Co-President and Co-Chief Operating Officer	2017	300,000	7,385,000		121,302,000	15,364,186		144,351,186

William J. Janetschek	2018	300,000	2,950,000		1,257,647	9,378,133	(6)	13,885,780
Chief Financial Officer	2017	300,000	2,747,500	(1)	967,419	6,655,362		10,670,281
	2016	300,000	2,455,000	(1)	7,813,846	5,196,063		15,764,909

David J. Sorkin	2018	300,000	2,950,000		1,257,647	4,607,770	(6)	9,115,417
General Counsel	2017	300,000	2,747,500	(1)	967,419	3,389,709		7,404,628
	2016	300,000	2,455,000	(1)	7,841,425	1,695,934		12,292,359

(1)
Represents distributions received by KKR Holdings with respect to unvested KKR Holdings units that have been distributed to the named executive officer as bonus. The discretionary bonus payments in 2016 and 2017 were made by KKR Holdings and accordingly were not economically borne by us.

(2)
Stock awards reflected in the table above for each year presented represent the value of the restricted stock units and KKR Holdings units granted in such reporting period. For the fiscal years ended December 31, 2016, 2017 and 2018, restricted stock units presented in such reporting periods relate to the equity portion of the prior year's year-end bonus compensation and in each case reflect the grant date fair value of restricted stock units. For the fiscal years ended December 31, 2016 and 2017, amounts relating to KKR Holdings units represent the original grant date fair value of KKR Holdings units, and for the fiscal year ended December 31, 2016, the incremental fair value of such KKR Holdings units, as of the modification in November 2016. Fair value of the restricted stock units and KKR Holdings units granted to our named executive officers and the incremental fair value relating to the modification of the KKR Holdings units are calculated in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation ("ASC Topic 718"). See Note 12 "Equity Based Compensation" to our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values (or incremental fair values) calculated under ASC Topic 718, and may not correspond to the actual value that will be recognized by our named executive officers. See "—Grants of Plan-Based Awards in 2018" for additional information regarding the restricted stock units.

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

(4)
Consists of $55,562,709 in cash payments of carried interest from the carry pool during 2018; $40,000 in fees for Mr. Kravis's service as a KKR-designated director on the board of directors of First Data Corporation, a KKR portfolio company, during 2018; $168,045 related to Mr. Kravis's use of a car and driver during 2018; $421,334 related to certain personnel who administer personal matters for Mr. Kravis during 2018; and $25,000 related to tax preparation fees. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Kravis. Because we do not separately track personnel expenses based on whether they are incurred for business or for personal reasons, 100% of the preceding costs have been reported for Mr. Kravis.

(5)
Consists of $55,562,709 in cash payments of carried interest from the carry pool during 2018; $215,990 related to Mr. Roberts's use of a car and driver during 2018; $429,736 related to certain personnel who administer personal matters for Mr. Roberts during 2018; and $25,000 related to tax preparation fees. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Roberts. Because we do not separately track personnel expenses based on whether they are incurred for business or personal reasons, 100% of the preceding costs have been reported for Mr. Roberts.

(6)	Consists of cash payments of carried interest from the carry pool during 2018 and $25,000 related to tax preparation fees.

(7)	Includes $40,000 in fees for Mr. Nuttall's service as a KKR-designated director on the board of directors of First Data Corporation, a KKR portfolio company, during 2018.

(8)	Messrs. Bae and Nuttall became our named executive officers in 2017, and therefore, only their compensation information for the fiscal years ended December 31, 2017 and 2018 is provided in the table.

Grants of Plan-Based Awards in 2018

The following table provides supplemental information relating to grants of equity awards in the year ended December 31, 2018 provided in our 2018 Summary Compensation Table.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($) (2)
Henry R. Kravis	—	—		—
George R. Roberts	—	—		—
Joseph Y. Bae	02/21/18	286,042	(1)	$5,872,442
Scott C. Nuttall	02/21/18	286,042	(1)	$5,872,442
William J. Janetschek	02/21/18	61,259	(1)	$1,257,647
David J. Sorkin	02/21/18	61,259	(1)	$1,257,647

(1)
The amounts represent restricted stock units granted under our Equity Incentive Plan in the fiscal year ended December 31, 2018 relating to the equity portion of the prior year's year-end bonus compensation. Each grant of restricted stock units is subject to a service-based vesting condition, which is described under the caption "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Restricted Stock Units" below.

(2)
The amounts represent the grant date fair value of the restricted stock units, as calculated in accordance with ASC Topic 718. See Note 12 "Equity Based Compensation" to our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this table. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by our named executive officers.

Narrative Disclosure to Summary Compensation Table and Grants of Plan‑Based Awards
Terms of KKR Holdings Units
In general, KKR Holdings units vest over a three- to five-year period from their grant date, subject to continued service through each vesting date. Following this service-based vesting, certain KKR Holdings units may also be subject to transfer restrictions and/or minimum retained ownership requirements. Unvested KKR Holdings units are not entitled to receive any distributions that are declared and received on the underlying KKR Group Partnership Units. As of February 12, 2019, 274,334,591 outstanding KKR Holdings units have vested, constituting 92% of the KKR Holdings units outstanding. See "—KKR Holdings."

KKR Holdings units that are subject to transfer restrictions, unless waived, may not be sold, exchanged or otherwise transferred for a specified period of time following the initial vesting date and interests in such units will remain contingently vested during that time. The transfer restriction period typically lasts for (1) one year with respect to one-half of the units vesting on the vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date. Transfer restricted units become fully vested and transferable and may be exchanged into shares of Class A common stock at the end of the transfer restriction period if the holder is not terminated for cause and has complied with the terms of his or her confidentiality and restrictive covenant agreement during the transfer restrictions period. See "Terms of Confidentiality and Restrictive Covenant Agreements" below.
Because KKR Holdings is a partnership, all of the 299,081,239 KKR Holdings units have been legally allocated, but the allocation of 622,655 of these units has not been communicated to each respective principal as of December 31, 2018. The units whose allocation has not been communicated are subject to performance-based vesting conditions, which include: (i) whether the principal is in good standing and has adhered to our policies and rules; (ii) performance of assigned tasks and duties in an effective, efficient and diligent manner; (iii) contribution and commitment to the growth, development and profitability of KKR and our business; (iv) contribution and commitment to our management and general administration; (v) contribution and commitment to the culture, business principles, reputation and morale of KKR as a whole and the team or teams to which the principal has been assigned; and (vi) contribution and commitment to our recruiting, business development, public image and marketing efforts and the professional development of our personnel. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its principals. It is anticipated that additional service‑based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. We applied the guidance of ASC Topic 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, we considered (1) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (2) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved and (3) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance‑based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance‑based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients' individual performance.
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
The terms of the KKR Holdings units described above are distinct from equity awards issuable under our Equity Incentive Plan or our New Equity Incentive Plan, which are described below.
Terms of Restricted Stock Units
Restricted stock units are equity awards issuable under our Equity Incentive Plan or our New Equity Incentive Plan, which after vesting, may be settled for shares of our Class A common stock on a one-for-one basis (or an amount of cash equal to the fair market value of such shares).
In general, restricted stock units are subject to a service-based vesting condition and vest in equal annual installments over a multi‑year period (generally three to five years) from a specified date, subject to the recipient's continued employment with us. Following this service-based vesting, certain restricted stock unit grant agreements may also subject the shares of Class A common stock delivered upon settlement of such restricted stock units to transfer restrictions and/or minimum retained ownership requirements. Unvested restricted stock units granted under our Equity Incentive Plan or our New Equity Incentive Plan are not entitled to receive dividends. Certain restricted stock unit grant agreements may also contain additional vesting requirements.

The restricted stock units granted to Messrs. Bae, Nuttall, Janetschek and Sorkin in the fiscal year ended December 31, 2018 are subject to three year service-based vesting requirements.

Shares of Class A common stock delivered upon settlement of restricted stock units that are subject to transfer restrictions, unless waived, may not be sold, exchanged or otherwise transferred for a specified period of time following the vesting date. The transfer restriction period typically lasts for (1) one year with respect to one-half of the units vesting on such vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date. Transfer-restricted shares of Class A common stock become saleable at the end of the transfer restriction period if the holder has not been terminated for cause and has not breached in any significant or intentional manner, as determined by the Administrator (as defined in "KKR & Co. Inc. Equity Incentive Plan—Administration"), the terms of his or her confidentiality and restrictive covenants contained in the grant agreement during the transfer restriction period. See "Terms of Confidentiality and Restrictive Covenant Agreements" below.
While employed by our firm, our employees, including our named executive officers, may also be subject to a minimum retained ownership requirement under the restricted stock unit grant agreement, which would obligate them to continuously hold shares of Class A common stock equivalents of 15% of their cumulatively vested restricted stock units, unless waived. From time to time, the transfer restrictions and minimum retained ownership requirements applicable to restricted stock units of certain employees, including our named executive officers, may be transferred to such employees' KKR Holdings units, if any, so that the total units or shares of equity subject to transfer restrictions and minimum retained ownership requirements are expected to be the same, unless waived.
For additional information about equity awards granted under our Equity Incentive Plan, please also see "KKR & Co. Inc. Equity Incentive Plan" below.
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
Our named executive officers other than our Co‑Chief Executive Officers have entered into these confidentiality and restrictive covenant agreements with us through their restricted stock unit grant agreements and separately also with KKR Holdings, which is entitled to waive, modify or amend them at any time without our consent. However, because our Co‑Chief Executive Officers have not received any restricted stock units, their confidentiality and restrictive covenant agreements are solely with KKR Holdings. Because KKR Holdings is the party to these agreements and not us, we may not be able to enforce them, and these agreements might be waived, modified or amended at any time without our consent.

Outstanding Equity Awards at 2018 Fiscal Year‑End
The following table sets forth information concerning unvested restricted stock units and KKR Holdings units for each of the named executive officers as of December 31, 2018.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)
Henry R. Kravis	2,000,000 (2)	$39,260,000
George R. Roberts	2,000,000 (2)	$39,260,000
Joseph Y. Bae	9,467,704 (3)	$185,851,030
Scott C. Nuttall	9,615,781 (4)	$188,757,781
William J. Janetschek	455,478 (5)	$8,941,033
David J. Sorkin	456,168 (6)	$8,954,578

(1)	These amounts are based on the closing market price of our Class A common stock on the last trading day of the year ended December 31, 2018, of $19.63 per share.

(2)	Includes 2,000,000 KKR Holdings units granted to each of Messrs. Kravis and Roberts on November 2, 2017, which will vest in four equal annual installments, beginning on October 1, 2019.

(3)
Includes (i) 52,596 KKR Holdings units granted on January 25, 2016, which will vest on April 1, 2019; (ii) 67,033 KKR Holdings units granted on December 30, 2016, which will vest on April 1, 2019; (iii) 67,033 KKR Holdings units granted on December 30, 2016, which will vest on April 1, 2020; (iv) 780,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2019, May 1, 2020 and May 1, 2021; (v) 4,365,000 KKR Holdings units granted on November 2, 2017, which will vest on October 1 of each year as follows: 17% in 2019, 22% in 2020, 28% in 2021 and 33% in 2022; (vi) 3,850,000 restricted stock units granted on November 2, 2017, of which (a) 1,350,000 units will vest on October 1 of each year as follows: 17% in 2019, 22% in 2020, 28% in 2021 and 33% in 2022 and (b) 2,500,000 units will vest upon the market price of our Class A common stock reaching and maintaining a market price of $40.00 per share for a period of ten consecutive trading days on or prior to December 31, 2022; and (vii) 286,042 restricted stock units granted on February 21, 2018, which will vest in equal installments on April 1, 2019, April 1, 2020 and April 1, 2021.

(4)
Includes (i) 48,649 KKR Holdings units granted on January 25, 2016, which will vest on April 1, 2019; (ii) 53,045 KKR Holdings units granted on December 30, 2016, which will vest on April 1, 2019; (iii) 53,045 KKR Holdings units granted on December 30, 2016, which will vest on April 1, 2020; (iv) 960,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2019, May 1, 2020 and May 1, 2021; (v) 4,365,000 KKR Holdings units granted on November 2, 2017, which will vest on October 1 of each year as follows: 17% in 2019, 22% in 2020, 28% in 2021 and 33% in 2022; (vi) 3,850,000 restricted stock units granted on November 2, 2017, of which (a) 1,350,000 units will vest on October 1 of each year as follows: 17% in 2019, 22% in 2020, 28% in 2021 and 33% in 2022 and (b) 2,500,000 units will vest upon the market price of our Class A common stock reaching and maintaining a market price of $40.00 per share for a period of ten consecutive trading days on or prior to December 31, 2022; and (vii) 286,042 restricted stock units granted on February 21, 2018, which will vest in equal installments on April 1, 2019, April 1, 2020 and April 1, 2021.

(5)
Includes (i) 19,243 restricted stock units granted on February 23, 2016, which will vest on April 1, 2019; (ii) 330,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2019, May 1, 2020 and May 1, 2021; (iii) 44,976 restricted stock units granted on February 21, 2017, which will vest in equal installments on April 1, 2019 and April 1, 2020; and (iv) 61,259 restricted stock units granted on February 21, 2018, which will vest in equal installments on April 1, 2019, April 1, 2020 and April 1, 2021.

(6)
Includes (i) 19,933 restricted stock units granted on February 23, 2016, which will vest on April 1, 2019; (ii) 330,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2019, May 1, 2020 and May 1, 2021; (iii) 44,976 restricted stock units granted on February 21, 2017, which will vest in equal installments on April 1, 2019 and April 1, 2020; and (iv) 61,259 restricted stock units granted on February 21, 2018, which will vest in equal installments on April 1, 2019, April 1, 2020 and April 1, 2021.

Option Exercises and Stock Vested in 2018
The following table sets forth information concerning the vesting of KKR Holdings units and restricted stock units held by each of our named executive officers during the year ended December 31, 2018.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Henry R. Kravis	500,000	$13,750,000
George R. Roberts	500,000	$13,750,000
Joseph Y. Bae	1,159,997	$28,405,939
Scott C. Nuttall	1,216,651	$29,622,015
William J. Janetschek	225,326	$4,695,118
David J. Sorkin	226,017	$4,709,145

(1)
The amounts reflected in this column represent KKR Holdings units and shares of Class A common stock delivered upon vesting, a portion of which are subject to one‑ and two-year transfer restrictions upon vesting. See "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of KKR Holdings Units" and "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Restricted Stock Units" for additional terms, including with respect to the transfer of certain restrictions from the restricted stock units to employees' KKR Holdings units.

(2)	These amounts are based on the closing market price of our Class A common stock on each respective vesting date.
Pension Benefits for 2018
We provided no pension benefits during the fiscal year ended December 31, 2018.
Nonqualified Deferred Compensation for 2018
We provided no defined contribution plan for the deferral of compensation on a basis that is not tax‑qualified during the fiscal year ended December 31, 2018.
Potential Payments Upon Termination or Change in Control
Upon termination of employment, vesting generally ceases for KKR Holdings units and restricted stock units that have not vested. In addition, transfer-restricted vested KKR Holdings units and, if applicable, transfer-restricted restricted stock units (which term includes the transfer-restricted shares of Class A common stock that may be delivered upon settlement of such restricted stock units) remain subject to transfer restrictions for one- and two-year periods, except as described below. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information regarding KKR Holdings units and transfer-restricted restricted stock units of our named executive officers.
An employee who retires after the first date on which his or her age plus years of service to KKR equals 80 ("qualified retirement") will continue to vest in his or her unvested KKR Holdings units and restricted stock units for an additional two years following retirement, subject to compliance, if applicable, with the requirement that the holder not violate the terms and conditions of his or her confidentiality and restrictive covenants during the period in which such KKR Holdings unit or restricted stock unit, if applicable, remains transfer restricted over one- and two-year periods. None of our named executive officers had a qualified retirement in the fiscal year ended December 31, 2018.
Upon death or permanent disability, a holder of KKR Holdings units or restricted stock units becomes immediately vested in all unvested KKR Holdings units and restricted stock units, respectively, which become permitted to be exchanged after the scheduled vesting dates or will be settled on the scheduled vesting dates, respectively. In addition, upon a change in control of KKR, a holder of KKR Holdings units and restricted stock units becomes immediately vested in all unvested KKR Holdings units and restricted stock units, respectively, which become permitted to be exchanged after the scheduled vesting dates or will be settled on the scheduled vesting dates, respectively. The values of unvested KKR Holdings units and restricted stock units held by the named executive officers as of December 31, 2018 are set forth above in "Outstanding Equity Awards at 2018 Fiscal Year-End."

Upon termination of employment, vesting generally ceases for carried interest allocations. In addition, carried interest allocations become immediately vested upon death or permanent disability.
Pay Ratio Disclosure
For the fiscal year ended December 31, 2018:

•	the median of the annual total compensation of all employees of our company (other than Messrs. Kravis and Roberts, who are our Co-Chief Executive Officers) was $280,000;

•	the annual total compensation of Messrs. Kravis and Roberts were $56,517,088 and $56,533,435, respectively; and

•	the ratio of the annual total compensation of our Co-Chief Executive Officers to the median of the annual total compensation of all other employees was 202 to 1.

To identify the median employee for the purpose of providing the information above, we examined the compensation of all our employees (other than our Co-Chief Executive Officers) as of December 31, 2018 using, based on our payroll records, a consistently applied compensation measure consisting of such employees' annual salary, annual cash bonus, actual overtime, carried interest payouts and equity granted. Employees on unpaid leave of absence, employees who gave notice of departure and were not part of the regular year-end compensation process, and any employee who joined us in connection with an acquisition consummated during the year (there was none in 2018) were excluded from the calculation. Compensation of employees who were employed for less than the full year of 2018 were annualized, if they were part of the regular year-end compensation process. We reviewed all compensation in U.S. dollars, using the relevant exchange rate for any compensation paid in other currencies. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our principal executive officers as set forth in "—Summary Compensation Table—2018 Summary Compensation Table." As noted in “—Compensation Elements—Year-end Bonus Compensation," Messrs. Kravis and Roberts did not receive any year-end bonus compensation in 2018, and the distributions and dividends payable with respect to their vested KKR Holdings units and shares of Class A common stock they hold are not considered compensation and accordingly are not included in the pay ratio calculation above.

Director Compensation
We limit compensation for service on our board of directors to the independent directors. Each independent director receives (1) an annual cash retainer of $90,000, which reflects an increase of $15,000 effective September 2018, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and (4) an additional annual cash retainer of $25,000 (in addition to the annual cash retainer as a member of the audit committee) if such independent director serves as the chairman of the audit committee. Cash retainers are pro-rated if, during the fiscal year, a director joins or resigns from the board of directors, a director joins or resigns from a committee or the amount of a retainer is increased or decreased. In addition, on October 26, 2018, 6,539 restricted stock units were granted to each independent director pursuant to our Equity Incentive Plan. Because Mr. Niel and Ms. Dillon, both independent directors, joined our board of directors on March 1, 2018 and September 6, 2018, respectively, an additional 4,022 and 481 restricted stock units, respectively, were granted to them.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Mary N. Dillon	28,750	159,235	187,985
David C. Drummond	78,750	146,735	225,485
Joseph A. Grundfest	128,750	146,735	275,485
John B. Hess	78,750	146,735	225,485
Xavier B. Niel	66,250	234,235	300,485
Patricia F. Russo	78,750	146,735	225,485
Thomas M. Schoewe	103,750	146,735	250,485
Robert W. Scully	118,750	146,735	265,485

(1)
Represents the aggregate grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2018 as calculated in accordance with ASC Topic 718. See Note 12 "Equity Based Compensation" to our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

The following table details grants of restricted stock units to each independent director in the year ended December 31, 2018. The table includes the grant date and grant date fair value of 2018 restricted stock units and the aggregate number of unvested restricted stock units as of December 31, 2018 owned by each independent director who served as a director during the year ended December 31, 2018:

Name	Grant Date (1)	Stock Awards (#)	Grant Date Fair Value ($) (2)	Total Number of Unvested Restricted Equity Awards on December 31, 2018 (#)
Mary N. Dillon	9/6/2018	481	12,500	—
	10/26/2018	6,539	146,735	6,539
David C. Drummond	10/26/2018	6,539	146,735	6,539
Joseph A. Grundfest	10/26/2018	6,539	146,735	6,539
John B. Hess	10/26/2018	6,539	146,735	6,539
Xavier B. Niel	3/1/2018	4,022	87,500	—
	10/26/2018	6,539	146,735	6,539
Patricia F. Russo	10/26/2018	6,539	146,735	6,539
Thomas M. Schoewe	10/26/2018	6,539	146,735	6,539
Robert W. Scully	10/26/2018	6,539	146,735	6,539

(1)
The restricted stock units were granted on October 26, 2018 and will vest on October 1, 2019, subject to the grantee's continued service through the vesting date. 4,022 restricted stock units and 481 restricted stock units granted to Mr. Niel and Ms. Dillon for joining the board of directors on March 1, 2018 and September 6, 2018, respectively, vested and were settled into an equal number of shares of Class A common stock on October 1, 2018.

(2)
This column represents the grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2018 as calculated in accordance with ASC Topic 718. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

KKR & Co. Inc. Equity Incentive Plan
In connection with the Conversion, we amended and restated the KKR & Co. L.P. 2010 Equity Incentive Plan by adopting the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan, which is referred to as our Equity Incentive Plan. In addition, on January 28, 2019, the common stockholders of KKR & Co. Inc. approved the KKR & Co. Inc. 2019 Equity Incentive Plan, which we refer to as our New Equity Incentive Plan, in a special stockholders meeting, which will become effective on March 29, 2019. Following the effectiveness of our New Equity Incentive Plan, we will not make any further grants under our Equity Incentive Plan, and our New Equity Incentive Plan will become our only plan for providing new equity-based awards. Our New Equity Incentive Plan will have a term of 10 years from the effective date. Outstanding awards under our Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of our Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms.
Administration
Our board of directors or a committee or subcommittee thereof administers or will administer, as applicable, our Equity Incentive Plan and our New Equity Incentive Plan (the "Administrator"). The Administrator has the authority to make all decisions, determinations and interpretations with respect to the administration of our Equity Incentive Plan and our New Equity Incentive Plan, including determining who will receive awards thereunder, the number of shares of Class A common stock underlying the awards and the terms and conditions of the awards, and is permitted, subject to applicable law, to delegate all or any part of its responsibilities and powers to any employee or employees selected by it in accordance with the terms of the plan. The board of directors authorized its executive committee (consisting of Messrs. Kravis and Roberts) to act as the Administrator under each plan, provided that (i) the Executive Committee is not authorized to make grants with respect to the executive officers without approval of the board of directors and (ii) the board of directors reserved the power and authority to act as the Administrator and to modify the power and authority of the Executive Committee under each plan.
Class A Common Stock Subject to the Plan
The total number of shares of Class A common stock that may be issued under our Equity Incentive Plan as of the effective date of the plan was equivalent to 15% of the number of fully diluted and exchanged shares of Class A common stock outstanding as of such date; provided that beginning with the first fiscal year after our Equity Incentive Plan became effective and continuing with each subsequent fiscal year occurring thereafter, the aggregate number of shares of Class A common stock covered by the plan will be increased, on the first day of each fiscal year of KKR & Co. Inc. occurring during the term of the plan, by a number of shares of Class A common stock equal to the positive difference, if any, of (x) 15% of the aggregate number of shares of Class A common stock outstanding (on a fully-diluted and exchanged basis) on the last day of the immediately preceding fiscal year minus (y) the aggregate number of shares of Class A common stock available for issuance under the plan as of the last day of such year, unless the Administrator should decide to increase the number of shares of Class A common stock covered by the plan by a lesser amount on any such date. Following March 29, 2019, the effective date of our New Equity Incentive Plan, no additional grants will be made under our Equity Incentive Plan.
As of March 29, 2019, the effective date of our New Equity Incentive Plan, 125,090,771 shares of Class A common stock, representing 15% of the aggregate number of the shares of Class A common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries) (together, "Diluted Class A Shares") outstanding at the close of business on December 31, 2018, will be available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our New Equity Incentive Plan. Thereafter, beginning in 2020 and continuing with each of our subsequent fiscal years occurring thereafter, the aggregate number of shares of Class A common stock available under our New Equity Incentive Plan will be increased, on the first day of each such fiscal year, by a number of shares of Class A common stock equal to the positive difference, if any, between (x) 15% of the number of Diluted Class A Shares outstanding at the close of business on the last day of the immediately preceding fiscal year minus (y) the number of shares of Class A common stock available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our New Equity Incentive Plan as of the last day of such year, unless the Administrator in its sole discretion should decide to increase the number of shares of Class A common stock available under the plan by a lesser amount on any such date. As a result, on the first day of each fiscal year beginning in 2020, the number of shares of Class A common stock available for issuance of future awards under our New Equity Incentive Plan will be adjusted upwards to 15% of the number of Diluted Class A Shares outstanding at the close of business on the last day of the immediately preceding fiscal year, minus the number of shares underlying any outstanding equity awards granted under our New Equity Incentive Plan that have not yet been delivered upon vesting. Therefore, we expect that the number of shares of Class A common stock available for issuance of future awards under our New Equity Incentive Plan will increase at the beginning of each fiscal year compared to the end of the immediately preceding fiscal year if, during the immediately preceding year, there has been (i) any increase in the aggregate number of shares of Class A common stock and KKR Group Partnership Units outstanding or (ii) any delivery of underlying shares upon vesting of outstanding equity awards under our New Equity Incentive Plan.

Restricted Stock Units and Other Equity-Based Awards
The Administrator may grant or sell awards of restricted stock units, Class A common stock, restricted Class A common stock, deferred restricted Class A common stock, phantom restricted Class common stock, or any other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, the Class A common stock. Any of these or other equity-based awards may be in such form, and dependent on such conditions, as the Administrator determines, including the right to receive, or vest with respect to, one or more shares of Class A common stock (or the equivalent cash value of such shares) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives. The Administrator may determine whether any such equity-based awards will be payable in cash, shares of Class A common stock or other assets or a combination of cash, Class A common stock and other assets.

Options and Stock Appreciation Rights

The Administrator may award non-qualified stock options and stock appreciation rights. Options and stock appreciation rights granted under our Equity Incentive Plan or our New Equity Incentive Plan will become vested and exercisable at such times and upon such terms and conditions as may be determined by the Administrator at the time of grant, but no option or stock appreciation right will be exercisable for a period of more than ten years after it is granted. The exercise price per share will be determined by the Administrator, provided that options and stock appreciation rights granted to participants who are U.S. taxpayers will not be granted with an exercise price less than 100% of the fair market value per share of the Class A common stock on the date of grant. To the extent permitted by the Administrator, the exercise price of an option may be paid in cash or its equivalent, in shares of Class A common stock having a fair market value equal to the aggregate exercise price and satisfying such other requirements as may be imposed by the Administrator, partly in cash and partly in shares of Class A common stock or net settlement in shares of Class A common stock. As determined by the Administrator, stock appreciation rights may be settled in shares of Class A common stock, cash or any combination thereof.

Compensation Committee Interlocks and Insider Participation
Because we are a "controlled company" within the meaning of the corporate governance standards of the NYSE, our board of directors is not required by NYSE rules to establish a compensation committee. Our founders, Messrs. Kravis and Roberts, serve as Co-Chairmen of the board of directors and participated in discussions regarding executive compensation. For a description of certain transactions between us and our founders, see "Certain Relationships and Related Transactions, and Director Independence."
Compensation Committee Report
Our board of directors does not have a compensation committee. The entire board of directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this Annual Report.

Henry R. Kravis George R. Roberts Joseph Y. Bae Scott C. Nuttall Mary N. Dillon David C. Drummond Joseph A. Grundfest John B. Hess Xavier B. Niel Patricia F. Russo Thomas M. Schoewe Robert W. Scully

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our Class A common stock and our Class C common stock are generally non-voting and are not entitled to any votes on any matter that is submitted to a vote of our stockholders, except as expressly provided in our certificate of incorporation, bylaws or required by Delaware law or the rules of the NYSE. The Class B common stock is voting and is entitled to one vote per share on any matter that is submitted to a vote of our stockholders generally. There is only one share of Class B common stock outstanding, which is held by KKR Management LLC, as the Class B Stockholder. Our founders, Henry R. Kravis and George R. Roberts, who also serve as our Co-Chairmen and Co-Chief Executive Officers, are the designated members of the Class B Stockholder and are deemed to represent a majority of the Class B Stockholder's voting power when acting together.
The following table sets forth the beneficial ownership of our Class A common stock and KKR Group Partnership Units that are, together with shares of our Class C common stock, exchangeable for shares of our Class A common stock by:

•	each person known to us to beneficially own more than 5% of any class of our outstanding voting securities based on our review of filings with the SEC;

•	each of our directors, persons chosen to become a director and named executive officers; and

•	our directors and executive officers as a group.
The numbers of shares of Class A common stock and KKR Group Partnership Units and shares of Class C common stock outstanding and the percentage of beneficial ownership are based on 533,486,948 shares of Class A common stock issued and outstanding and 299,081,239 KKR Group Partnership Units that, together with shares of our Class C common stock, are exchangeable for shares of our Class A common stock as of February 12, 2019. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of February 12, 2019. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

	Class A Common Stock Beneficially Owned (1)		KKR Group Partnership Units and Class C Common Stock Beneficially Owned (1)(2)		Percentage of Combined Class A and Class C Beneficial
Name (3)	Number	Percent	Number	Percent	Ownership (4)
KKR Holdings (5)	2,677	*	299,081,239	100.0%	35.9%
ValueAct Capital MFB Holdings, L.P. (6)	49,700,000	9.3%	—	—	6.0
The Vanguard Group Inc. (7)	42,390,659	8.0	—	—	5.1
Vulcan Value Partners, LLC (8)	29,365,707	5.5	—	—	3.5
Jackson Square Partners, LLC (9)	27,962,795	5.2	—	—	3.4
Henry R. Kravis (5)(10)(11)	16,965,126	3.2	299,081,239	100.0	38.0
George R. Roberts (5)(10)(11)	12,858,598	2.4	299,081,239	100.0	37.5
Joseph Y. Bae (12)	1,806,996	*	7,785,364	2.6	1.2
Scott C. Nuttall (12)	1,735,283	*	10,953,249	3.7	1.5
Mary N. Dillon	481	*	—	—	*
David C. Drummond	32,339	*	—	—	*
Joseph A. Grundfest	66,955	*	—	—	*
John B. Hess	140,555	*	—	—	*
Xavier B. Niel	4,022	*	—	—	*
Patricia F. Russo	59,955	*	—	—	*
Thomas M. Schoewe	67,555	*	—	—	*
Robert W. Scully	121,955	*	—	—	*
William J. Janetschek (12)	328,274	*	3,020,000	1.0	*
David J. Sorkin (12)	384,247	*	3,093,593	1.0	*
Directors and executive officers as a group (14 persons)	29,902,498	5.6%	299,081,239	100.0%	39.5%

*	Less than 1.0%.

(1)
KKR Group Partnership Units held by KKR Holdings are exchangeable (together with the corresponding Class C common stock) for our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and in compliance with lock-up, vesting and transfer restrictions as described under "Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement." Beneficial ownership of KKR Group Partnership Units and Class C common stock reflected in this table has not also been reflected as beneficial ownership of our Class A common stock for which such KKR Group Partnership Units and Class C common stock may be exchanged.

(2)
On any matters that may be submitted to a vote of the holders of Class A common stock, our Class C common stock provides its holders with a number of votes that is equal to the aggregate number of KKR Group Partnership Units that such holders hold and entitle such holders to participate in the vote on the same basis as the holders of Class A common stock.

(3)	The address of each director and executive officer is 9 West 57th Street, Suite 4200, New York, New York 10019.

(4)
This column assumes the exchange of KKR Group Partnership Units and Class C common stock into shares of Class A common stock and a number of outstanding shares of Class A common stock calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act.

(5)
KKR Holdings owns, beneficially or of record, an aggregate of 2,677 shares of Class A common stock and 299,081,239 exchangeable KKR Group Partnership Units and shares of Class C common stock. Our principals hold interests in KKR Holdings that will entitle them to participate in the value of the KKR Group Partnership Units held by KKR Holdings. KKR Holdings is a limited partnership that is controlled by KKR Holdings GP Limited, its sole general partner, which has investment control over all KKR Group Partnership Units, shares of Class C common stock and shares of Class A common stock held by KKR Holdings and voting control over all shares of Class C common stock held by KKR Holdings. Messrs. Kravis and Roberts, by virtue of their rights under the organizational documents of KKR Holdings GP Limited (the general partner of KKR Holdings), may be deemed to share dispositive and/or voting power with respect to the KKR Group Partnership Units, shares of Class C common stock and shares of Class A common stock held by KKR Holdings. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except to the extent of his own pecuniary interest therein. Mr. Kravis disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 72,814,740 KKR Group Partnership Units in which he and certain related entities he controls have a pecuniary interest. Mr. Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 80,277,805 KKR Group Partnership Units in which he and certain related entities he controls have a pecuniary interest. The address of KKR Holdings is 9 West 57th Street, Suite 4200, New York, New York 10019.

(6)
Based on a Form 4 filed with the SEC on February 13, 2018 and a Schedule 13D/A filed with the SEC on November 29, 2017, shares of Class A common stock reported as beneficially owned by ValueAct Capital MFB Holdings, L.P. are also reported as indirectly beneficially owned by (i) ValueAct Capital Master Fund, L.P. as sole limited partner of ValueAct Capital MFB Holdings, L.P., (ii) VA Partners I, LLC as general partner of ValueAct Capital MFB Holdings, L.P. and ValueAct Capital Master Fund, L.P., (iii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital Master Fund, L.P., (iv) ValueAct Capital Management, LLC as general partner of ValueAct Capital Management, L.P., (v) ValueAct Holdings, L.P. as the sole owner of the limited partnership interests of ValueAct Capital Management, L.P. and the membership interests of ValueAct Capital Management, LLC and as the majority owner of the membership interests of VA Partners I, LLC and (vi) ValueAct Holdings GP, LLC as general partner of ValueAct Holdings, L.P. ValueAct Capital MFB Holdings, L.P. is reported as having shared power to vote or to direct the vote, and shared power to dispose or direct the disposition of, such shares of Class A common stock, with VA Partners I, LLC, ValueAct Capital Master Fund, L.P., ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P. and ValueAct Holdings GP, LLC. The address of these beneficial owners is One Letterman Drive, Building D, Fourth Floor, San Francisco, California 94129.

(7)
Based on a Schedule 13G filed with the SEC on February 11, 2019, as of December 31, 2018, The Vanguard Group reports it is the beneficial owner of 42,390,659 shares of Class A common stock, with sole voting power over 104,228 shares of Class A common stock, sole dispositive power over 42,286,431 shares of Class A common stock, and shared voting power over 104,228 shares of Class A common stock. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(8)
Based on a Schedule 13G filed with the SEC on February 15, 2019, as of December 31, 2018, Vulcan Value Partners, LLC and C.T. Fitzpatrick may be deemed to beneficially own and have the sole voting power over 26,442,405 shares of Class A common stock and sole dispositive power over 29,365,707 shares of Class A common stock. The address of these beneficial owners is Three Protective Center, 2801 Highway 280 South, Suite 300, Birmingham, Alabama 35223. Mr. Fitzpatrick and/or members of his immediate family own 363,513 shares of Class A common stock for his or their own accounts, in a managed account over which Vulcan Value Partners, LLC serves as the investment adviser. Vulcan Value Partners, LLC exercises voting and dispositive power over such account.

(9)
Based on a Schedule 13G filed with the SEC on February 12, 2019, as of December 31, 2018, Jackson Square Partners, LLC reports it is the beneficial owner of 27,962,795 shares of Class A common stock, with sole voting power over 8,727,768 shares of Class A common stock, sole dispositive power over 27,962,795 shares of Class A common stock, and shared voting power over 6,490,543 shares of Class A common stock. The address of Jackson Square Partners, LLC is 101 California Street, Suite 3750, San Francisco, California 94111.

(10)
KKR MIF Fund Holdings L.P. owns, beneficially or of record, an aggregate of 1,028,156 shares of Class A common stock. The sole general partner of KKR MIF Fund Holdings L.P. is KKR MIF Carry Holdings L.P. The sole general partner of KKR MIF Carry Holdings L.P. is KKR MIF Carry Limited. Each of KKR MIF Carry Holdings L.P. (as the sole general partner of KKR MIF Fund Holdings L.P.); KKR MIF Carry Limited (as the sole general partner of KKR MIF Carry Holdings L.P.); KKR Index Fund Investments L.P. (as the sole shareholder of KKR MIF Carry Limited); KKR IFI GP L.P. (as the sole general partner of KKR Index Fund Investments L.P.); KKR IFI Limited (as the sole general partner of KKR IFI GP L.P.); KKR Fund Holdings L.P. (as the sole shareholder of KKR IFI Limited); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings Corp. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR & Co. Inc. (as the sole shareholder of KKR Group Holdings Corp.); and KKR Management LLC (as the Class B common stockholder of KKR & Co. Inc.) may be deemed to be the beneficial owner of the securities. Messrs. Kravis and Roberts are the designated members of KKR Management LLC and may be deemed to share dispositive power with respect to the shares of Class A common stock held by KKR MIF Fund Holdings L.P. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities.

(11)
KKR Reference Fund Investments L.P. owns, beneficially or of record, an aggregate of 3,639,010 shares of Class A common stock. The sole general partner of KKR Reference Fund Investments L.P. is KKR IFI GP L.P. Each of KKR IFI GP L.P. (as the sole general partner of KKR Reference Fund Investments L.P.); KKR IFI Limited (as the sole general partner of KKR IFI GP L.P.); KKR Fund Holdings L.P. (as the sole shareholder of KKR IFI Limited); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings Corp. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR & Co. Inc. (as the sole shareholder of KKR Group Holdings Corp.); and KKR Management LLC (as the Class B common stockholder of KKR & Co. Inc.) may be deemed to be the beneficial owner of the securities. Messrs. Kravis and Roberts are the designated members of KKR Management LLC and may be deemed to share dispositive power with respect to the shares of Class A common stock held by KKR MIF Fund Holdings L.P. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities

(12)
The shares of Class A common stock above for Messrs. Bae, Nuttall, Janetschek and Sorkin include 95,347, 95,347, 62,150 and 62,840 restricted stock units, respectively, that will vest within 60 days of February 12, 2019.

Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under our Equity Incentive Plan as of December 31, 2018.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (2)(3)
Equity Compensation Plans Approved by Security Holders	38,408,491	—	32,597,857
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	38,408,491	—	32,597,857

(1)	Reflects the aggregate number of restricted stock units granted under our Equity Incentive Plan and outstanding as of December 31, 2018.

(2)
The aggregate number of shares of our Class A common stock covered by our Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of shares equal to the positive difference, if any, of (a) 15% of the aggregate number of shares of Class A common stock outstanding (on a fully diluted basis and exchanged) on the last day of the immediately preceding fiscal year minus (b) the aggregate number of shares of Class A common stock initially available for issuance under our Equity Incentive Plan (unless the Administrator should decide to increase the number of shares of Class A common stock covered by the plan by a lesser amount). We have filed a registration statement on Form S-8 under the Securities Act to register shares of Class A common stock covered by our Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, upon issuance pursuant to our Equity Incentive Plan, these shares of Class A common stock will be available for sale in the open market.

(3)
On January 28, 2019, the common stockholders of KKR & Co. Inc. approved our New Equity Incentive Plan in a special stockholders meeting, which will become effective on March 29, 2019. Following the effectiveness of our New Equity Incentive Plan, we will not make any further grants under our Equity Incentive Plan, and our New Equity Incentive Plan will become our only plan for providing new equity-based awards. Outstanding awards under our Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of our Equity Incentive Plan and their     respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. See Item 11. "Executive Compensation—KKR & Co. Inc. Equity Incentive Plan."

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

Exchange Agreement

We have entered into an exchange agreement with KKR Holdings, the entity through which certain of our employees, including Messrs. Kravis, Roberts, Bae, Nuttall, Janetschek and Sorkin, hold their KKR Group Partnership Units. Pursuant to the exchange agreement, KKR Holdings or certain transferees of its KKR Group Partnership Units may, on a quarterly basis (subject to the terms of the exchange agreement), exchange KKR Group Partnership Units held by them (together with corresponding shares of Class C common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. At the election of certain of our intermediate holding companies that are partners of the KKR Group Partnerships, the intermediate holding companies may settle exchanges of KKR Group Partnership Units with cash in an amount equal to the fair market value of the shares of Class A common stock that would otherwise be deliverable in such exchanges. To the extent that KKR Group Partnership Units held by KKR Holdings or its transferees are exchanged for shares of our Class A common stock, our interests in the KKR Group Partnerships will be correspondingly increased. Any shares of Class A common stock received upon such exchange will be subject to any restrictions that were applicable to the exchanged KKR Group Partnership Units, including any applicable transfer restrictions. During the year ended December 31, 2018, 36,890,095 KKR Group Partnership Units were exchanged for shares of our Class A common stock pursuant to this agreement.

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

As contemplated by the exchange agreement, a coordinated selling program has been established relating to sales of shares of Class A common stock received pursuant to the exchanges by certain holders of KKR Holdings units. Pursuant to the program, sales generally take place quarterly, and management is permitted to establish an overall limit on such sales based upon the trading volume of our Class A common stock or any other factor that may be considered relevant.

Registration Rights Agreement

In connection with our NYSE listing, we entered into a registration rights agreement with KKR Holdings pursuant to which we granted KKR Holdings, its affiliates and transferees of its KKR Group Partnership Units the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our Class A common stock (and other securities convertible into or exchangeable or exercisable for shares of our Class A common stock) held or acquired by them. Under the registration rights agreement, holders of registration rights will have the right to request us to register shares of our Class A common stock received upon the exchange of their KKR Holdings units and the sale of such shares and also have the right to require us to make available shelf registration statements permitting sales of shares of Class A common stock into the market from time to time over an extended period. In addition, holders of registration rights will have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other holders of registration rights or initiated by us. On October 1, 2010, the registration statement we filed pursuant to this agreement was declared effective, and related post-effective amendments were declared effective on April 14, 2011, September 21, 2011 and July 10, 2018. As of December 31, 2018, 299,081,239 shares of Class A common stock remain unissued under that registration statement.

Tax Receivable Agreement

We are required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. The KKR Group Partnerships have each made an election under Section 754 of the Code that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for shares of Class A common stock occurs, which may result in an increase in our tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in our share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in our business that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former principals who have exchanged KKR Holdings units for shares of Class A common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we actually realize as a result of increases in tax basis that arise due to future payments under the agreement. We expect to benefit from the remaining 15% of cash savings, if any, in income tax that we realize. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events.

These payment obligations are obligations of KKR & Co. Inc. and certain of its intermediate holding companies and not of any KKR Group Partnership. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of our tax returns, which may result in a timing difference between the tax savings received by KKR and the cash payments made to the exchanging holders of KKR Group Partnership Units.
For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the KKR Group Partnerships as a result of the exchanges of KKR Group Partnership Units and had we not entered into the tax receivable agreement. The term of the tax receivable agreement continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.

Effective July 1, 2018, we amended the tax receivable agreement to reflect the Conversion. The amendment also provides that, in the event the maximum U.S. federal corporate income tax rate is increased to a rate higher than 21.0% within the five-year period following the Conversion, for exchanges pursuant to the exchange agreement that take place within that five-year period (other than exchanges following the death of an individual), payments of cash tax savings realized as a result of such exchanges shall be calculated by applying a U.S. federal corporate income tax rate not to exceed 21.0%. The amendment also clarifies that the tax benefit payments with respect to exchanges completed at any time prior to the Conversion will be calculated without taking into account the step-up in tax basis in our underlying assets that we expect to generate in 2018 as a result of the Conversion.

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

•
the price of our Class A common stock at the time of the exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of the KKR Group Partnerships is directly proportional to the price of our Class A common stock at the time of the exchange; and

•
the amount of tax, if any, we are required to pay aside from any tax benefit from the exchanges, and the timing of any such payment—if we do not have taxable income aside from any tax benefit from the exchanges, we will not be required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been actually realized.

We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnerships, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon our principals' continued ownership of us and are required to be made within 90 days of the filing of our tax returns. For the year ended December 31, 2018, no payments were made to our principals, including our executive officers, or KKR Holdings. The independent directors of our board of directors are not eligible to receive payments under the tax receivable agreement.

We may terminate the tax receivable agreement at any time by making an early termination payment to KKR Holdings or its transferees, based upon the net present value (based upon certain assumptions in the tax receivable agreement) of all tax benefits that would be required to be paid by us to KKR Holdings or its transferees. In addition, the tax receivable agreement provides that upon certain mergers, asset sales, other forms of combination transactions or other changes of control, our or our successor's minimum obligations with respect to exchanged or acquired KKR Group Partnership Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the increased tax deductions and increased tax basis and other benefits related to entering into the tax receivable agreement. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity.

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

        Payments under the tax receivable agreement will be based upon the tax reporting positions that we will determine. We are not aware of any issue that would cause the IRS to challenge a tax basis increase. However, neither KKR Holdings nor its transferees will reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase, or the tax benefits we claim arising from such increase, is successfully challenged by the IRS. As a result, in certain circumstances payments to KKR Holdings or its transferees under the tax receivable agreement could be in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income. See Item 1A. "Risk Factors—Risks Related to Our Organizational Structure—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our Class A common stock for KKR Group Partnership Units and related transactions."

KKR Group Partnership Agreements

We indirectly control the general partners of the KKR Group Partnerships and, through the KKR Group Partnerships and their subsidiaries, the KKR business. Our board of directors and our officers are ultimately responsible for all material decisions of the KKR Group Partnerships and the KKR Group Partnerships' businesses.

Pursuant to the limited partnership agreements of the KKR Group Partnerships, we, as the controlling general partner of KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., have the indirect right to determine when distributions will be made to the holders of KKR Group Partnership Units and the amount of any such distributions.

On March 17, 2016, in connection with the issuance of the 6.75% Series A preferred units of KKR & Co. L.P. and on June 20, 2016, in connection with the issuance of the 6.50% Series B preferred units of KKR & Co. L.P., the limited partnership agreements of the KKR Group Partnerships were amended to provide for preferred units with economic terms designed to mirror those of the Series A preferred units and Series B preferred units. Following the Conversion, the Series A preferred units and Series B preferred units of KKR & Co. L.P. became Series A Preferred Stock and Series B Preferred Stock of KKR & Co. Inc., respectively.

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

Firm Use of Private Aircraft

Certain of our senior employees, including Messrs. Kravis and Roberts, own aircraft that we use for business purposes in the ordinary course of our operations. These senior employees paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. We incurred $3.6 million for the use of these aircraft during the year ended December 31, 2018, of which substantially all was paid to entities collectively controlled by Messrs. Kravis and Roberts.

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

In addition, certain of our current and former employees and certain other qualifying personnel are permitted to invest, and have invested, their own capital in our funds, in side-by-side investments with our funds and the firm, as well as in funds managed by our hedge fund partnerships. Side-by-side investments are investments generally made on the same terms and conditions as those available to the applicable fund or the firm and, they, together with their investments in our funds or the funds managed by our hedge fund partnerships, are not generally subject to management fees or a carried interest. The cash invested by our current and former employees and certain other qualifying personnel and their investment vehicles aggregated to $415.0 million for the year ended December 31, 2018, of which $35.5 million, $61.1 million, $15.5 million, $7.3 million, $2.0 million and $0.9 million was invested by Messrs. Kravis, Roberts, Bae, Nuttall, Janetschek and Sorkin and their investment vehicles, respectively. These investments are not included in the accompanying consolidated financial statements. In addition, our funds invested $2.0 million in 2018 from the commitments of certain investment vehicles associated with Mr. Hess. Such investments associated with Mr. Hess were made on the same terms and conditions as for other fund investors including management fees and/or a carried interest applicable to the relevant fund.

Indemnification of Directors, Officers and Others

Under our certificate of incorporation, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: (a) the Class B Stockholder; (b) KKR Management LLC in its capacity as the former general partner of KKR & Co. L.P. (the “Former Managing Partner”); (c) any person who is or was an affiliate of the Class B Stockholder or the Former Managing Partner; (d) any person who is or was a member, partner, Tax Matters Partner (as defined in the Code, as in effect prior to 2018), Partnership Representative (as defined in the Code), officer, director, employee, agent, fiduciary or trustee of us or our subsidiaries, any KKR Group Partnership, the Class B Stockholder or any Former Managing Partner or any affiliate of us or our subsidiaries, the Class B Stockholder or the

Former Managing Partner; (e) any person who is or was serving at our request or any Former Managing Partner or any affiliate of us or any Former Managing Partner as an officer, director, employee, member, partner, Tax Matters Partner, Partnership Representative, agent, fiduciary or trustee of another person (provided that a person shall not be an indemnitee by reason of providing, on a fee-for-services basis or similar arms-length compensatory basis, agency, advisory, consulting, trustee, fiduciary or custodial services); or (f) any person designated by us as an indemnitee as permitted by applicable law.

We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings. Any indemnification under these provisions will only be out of our assets. Unless it otherwise agrees, the Class B Stockholder will not be liable for, or have any obligation to contribute or loan any monies or property to us to enable us to effectuate, indemnification. The indemnification of the persons described above shall be secondary to any indemnification such person is entitled from another person or the relevant KKR fund to the extent applicable. We may purchase insurance against liabilities asserted against and expenses incurred by persons in connection with its activities, regardless of whether we would have the power to indemnify the person against liabilities under our certificate of incorporation. We currently maintain liability insurance for our directors and officers. Such insurance would be available to our directors and officers in accordance with its terms.

In addition, we have entered into indemnification agreements with KKR Management LLC and each of our directors. Each indemnification agreement provides that the indemnitee, subject to the limitations set forth in each indemnification agreement, will be indemnified and held harmless by us on an after-tax basis from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising from any and all threatened, pending or completed claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, and whether formal or informal and including appeals, in which the indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as an indemnitee or by reason of any action alleged to have been taken or omitted in such capacity, whether arising from alleged acts or omissions to act occurring on, before or after the date of such indemnification agreement. Each indemnification agreement provides that the indemnitee shall not be indemnified and held harmless if there has been a final and non-appealable judgment entered by an arbitral tribunal or court of competent jurisdiction determining that, in respect of the matter for which the indemnitee is seeking indemnification pursuant to the indemnification agreement, the indemnitee acted in bad faith or engaged in fraud or willful misconduct.

Guarantee of Contingent Obligations to Fund Partners; Indemnification

The partnership documents governing KKR's carry-paying investment funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of December 31, 2018, no carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2018 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $2.0 billion. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

Facilities

Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior employees who are not executive officers of the Company, are partners in a real-estate based partnership that maintains an ownership interest in our Menlo Park location. Payments made from us to this partnership aggregated $7.9 million for the year ended December 31, 2018.

Confidentiality and Restrictive Covenant Agreements

Our employees have entered into confidentiality and restrictive covenant agreements that include prohibitions on our employees competing with us or soliciting clients or employees of our firm during a restricted period following their departure from the firm. For further information on these agreements, see "Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2018—Terms of Confidentiality and Restrictive Covenant Agreements."

Other Transactions with Related Persons

We have and may in the future continue to enter into ordinary course transactions with unaffiliated entities known to us to beneficially own more than 5% of any class of our outstanding voting securities. These transactions may include investments by them in our funds generally on the same terms and conditions offered to other unaffiliated fund investors and participation in our capital markets transactions, including underwritings and syndications, generally on the same terms and conditions offered to other unaffiliated capital markets participants. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Certain affiliates of FMR LLC ("Fidelity"), which reported beneficial ownership of more than 5% of our Class A common stock during a portion of 2018, provide services to us in connection with the investment management, record keeping and administration of our Equity Incentive Plan and our retirement savings plans for which they received customary fees and expenses not in excess of $1.2 million, although certain of these fees are paid by participants in the respective plans. Affiliates of Fidelity have invested or committed to invest approximately $95.0 million as of December 31, 2018, in our investment vehicles. Fidelity and its affiliates have in the past and may in the future participate in offerings, syndications or similar transactions with our capital markets business, including in certain cases where equity of KKR portfolio companies are offered to Fidelity's retail and institutional brokerage customers, on the same terms and conditions provided to other participants in such transactions. For the year ended December 31, 2018, in connection with such transactions affiliates of Fidelity received selling concessions of approximately $850,000 in the aggregate, which were borne by the underwriters in such transactions. Affiliates of Fidelity may also sell shares of Class A common stock owned by our employees, including our executive officers and directors, in ordinary brokerage transactions from time to time.

Statement of Policy Regarding Transactions with Related Persons

Our board of directors adopted a written statement of policy for our partnership regarding transactions with related persons (our "related person policy"). Our related person policy requires that a "related person" (as defined as in Item 404(a) of Regulation S-K) must promptly disclose to our General Counsel or other designated person any "related person transaction" (defined as any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, including, without limitation, any loan, guarantee of indebtedness, transfer or lease of real estate, or use of company property that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Those individuals will then communicate that information to the board of directors. No related person transaction will be consummated without the approval or ratification of a committee of the board consisting exclusively of disinterested directors; provided, however, the conflicts committee of our board of directors has pre-approved: certain ordinary course transactions with persons known to us to beneficially own more than 5% of our outstanding Class A common stock on terms generally not less favorable as obtained from other third parties, including investments in our funds as limited partners and participation in capital markets transactions like underwritings and syndications; the renewal of pre-existing strategic relationships with an owner of more than 5% of our outstanding Class A common stock; the use of aircraft owned by our senior employees for business purposes; certain investments by eligible employees in our funds, in side-by-side investments with our funds and the firm, as well as in funds managed by our hedge fund partnerships; and certain pro rata cash contributions to the KKR Group Partnerships for cash management purposes. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.

Director Independence

See Item 10. "Directors, Executive Officers and Corporate Governance—Independence and Composition of the Board of Directors" for information on director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited or their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2018 and 2017.

	For the Year Ended December 31, 2018
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$27,283	(1)	$—
Audit-Related Fees	$12,943	(2)	$22,774	(4)
Tax Fees	$43,688	(3)	$9,401	(4)
All Other Fees	$—		$—

	For the Year Ended December 31, 2017
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$21,197	(1)	$—
Audit-Related Fees	$11,432	(2)	$13,603	(4)
Tax Fees	$33,946	(3)	$8,034	(4)
All Other Fees	$24	(5)	$—

(1)
Audit Fees consisted of estimated fees for each audit year for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services related to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings; and (d) audit services provided to certain KKR funds which are not consolidated and other corporate entities.

(2)
Audit-Related Fees primarily included merger, acquisition, and investment due diligence services for strategic acquisitions or investments in target companies for in-process transactions and transactions not completed.

(3)
Tax Fees consisted of fees for services rendered for tax compliance, planning and advisory services as well as tax fees for merger, acquisition, and investment due diligence services for strategic acquisitions or investments in target companies for in-process transactions and transactions not completed.

(4)
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

(5)	All Other Fees in 2017 included real estate advisory services.

Our audit committee charter, which is available on our website at www.kkr.com under "Investor Center—KKR & Co. Inc.—Corporate Governance—Audit Committee Charter", requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, Tax, and All Other categories above were approved by the audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Annual Report.

1.         Financial Statements

See Item 8 above.

2.         Financial Statement Schedules:

See Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2018, 2017 and 2016 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

3.         Exhibits:

2.1
Merger Agreement, dated as of December 16, 2013, among KKR & Co. L.P., KKR Fund Holdings L.P., Copal Merger Sub LLC, a Delaware limited liability company and KKR Financial Holdings LLC (incorporated by reference to Exhibit 2.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on December 17, 2013).

2.2	Plan of Conversion (incorporated by reference to Exhibit 2.1 of KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

3.1	Certificate of Conversion of KKR & Co. L.P. (incorporated herein by reference to Exhibit 3.1 of KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

3.2	Certificate of Incorporation of KKR & Co. Inc. (incorporated herein by reference to Exhibit 3.2 KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

3.3	Bylaws of KKR & Co. Inc. (incorporated herein by reference to Exhibit 3.3 of KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

4.1
Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on September 30, 2010).

4.2
First Supplemental Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on September 30, 2010).

4.3
Second Supplemental Indenture dated as of August 5, 2014 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 7, 2014).

4.4	Form of 6.375% Senior Note due 2020 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on September 30, 2010).

4.5
Indenture dated as of February 1, 2013 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 1, 2013).

4.6
First Supplemental Indenture dated as of February 1, 2013 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 1, 2013).

4.7
Second Supplemental Indenture dated as of August 5, 2014 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 7, 2014).

4.8	Form of 5.500% Senior Note due 2043 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 1, 2013).

4.9
Registration Rights Agreement of KKR & Co. L.P., dated as of February 19, 2014, by and among KKR & Co. L.P. and the sellers of Avoca listed on the signature pages thereto (included in Exhibit 4.8 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 24, 2014).

4.10
Indenture dated as of May 29, 2014 among KKR Group Finance Co. III LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 29, 2014).

4.11
First Supplemental Indenture dated as of May 29, 2014 among KKR Group Finance Co. III LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 29, 2014).

4.12
Second Supplemental Indenture dated as of August 5, 2014 among KKR Group Finance Co. III LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 7, 2014).

4.13	Form of 5.125% Senior Note due 2044 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 29, 2014).

4.14
Indenture dated as of March 23, 2018 among KKR Group Finance Co. IV LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.15
First Supplemental Indenture dated as of March 23, 2018 among KKR Group Finance Co. IV LLC, KKR & Co.  L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.16	Form of 0.509% Senior Note due 2023 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.17	Form of 0.764% Senior Note due 2025 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.18	Form of 1.595% Senior Notes due 2038 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.19	Form of 6.75% Series A Preferred Stock Certificate (included in Exhibit 2.1 to the KKR & Co. Inc. Quarter Report on Form 10-Q filed on May 8, 2018).

4.20	Form of 6.50% Series B Preferred Stock Certificate (included in Exhibit 2.1 to the KKR & Co. Inc. Quarter Report on Form 10-Q filed on May 8, 2018).

4.21
Indenture, dated as of November 15, 2011, between the KKR Financial Holdings LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on November 15, 2011).

4.22
Indenture, dated as of March 30, 2017, between KKR Financial Holdings LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).

4.23
First Supplemental Indenture, dated as of March 30, 2017, between KKR Financial Holdings LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).

4.24
Second Supplemental Indenture dated as of November 17, 2017 among KKR Financial Holdings LLC and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.3 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on November 11, 2017).

4.25	Form of 5.50% Senior Note due 2032 of KKR Financial Holdings LLC (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).

4.26
Registration Rights Agreement, dated as of November 2, 2015, by and among KKR & Co. L.P., MW Group (GP) LTD and the other persons listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 of the KKR & Co. Inc. Registration Statement on Form S-3 (No. 333-208019) filed on November 13, 2015).

4.27
Registration Rights Agreement Amendment, dated as of November 30, 2017, between KKR & Co. L.P. and the Covered Persons Representative (incorporated by reference to Exhibit 4.22 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 23, 2018).

4.28	Registration Rights Agreement Amendment, dated as of November 30, 2018, between KKR & Co. Inc. and the Covered Persons Representative (as defined therein).

10.1
Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P. dated October 1, 2009 (incorporated by reference to Exhibit 10.1 of the KKR & Co. Inc. Registration Statement on Form S-1 (File No. 333-165414) filed on March 12, 2010).

10.1.1
Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P., dated March 17, 2016 (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 17, 2016).

10.1.2
Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P., dated June 20, 2016 (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on June 20, 2016).

10.1.3
Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P., dated May 3, 2018 (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.2
Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. dated October 1, 2009 (incorporated by reference to Exhibit 10.2 of the KKR & Co. Inc. Registration Statement on Form S-1 (File No. 333-165414) filed on March 12, 2010).

10.2.1
Amendment to Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. dated August 5, 2014 (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 7, 2014).

10.2.2
Amendment to Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P., dated March 17, 2016 (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 17, 2016).

10.2.3
Amendment to Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P., dated June 20, 2016 (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on June 20, 2016).

10.2.4
Amendment to Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. dated May 3, 2018 (incorporated by reference to Exhibit 10.4 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.3
Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P., dated August 5, 2014 (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 7, 2014).

10.3.1
Amendment to Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P., dated March 17, 2016 (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 17, 2016).

10.3.2
Amendment to Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P., dated June 20, 2016 (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Current Report on Form 8-K filed on June 20, 2016).

10.3.3
Amendment to Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P., dated May 3, 2018 (incorporated by reference to Exhibit 10.5 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.4
Registration Rights Agreement dated July 14, 2010, by and among KKR & Co. L.P., KKR Holdings L.P. and the persons from time to time party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 20, 2010).

10.5	*	Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the KKR & Co. Inc. Post-Effective Amendment No. 1 to Form S-8 filed on July 2, 2018).

10.6	*	KKR & Co. Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Appendix A to the KKR & Co. Inc. definitive proxy statement filed on December 14, 2018).

10.7
Tax Receivable Agreement, dated as of July 14, 2010, among KKR Holdings L.P., KKR Management Holdings Corp., KKR & Co. L.P., KKR Management Holdings, L.P., and other persons who executed a joinder thereto (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 20, 2010).

10.8
Amendment to Tax Receivable Agreement, dated as of May 3, 2018, among KKR Holdings L.P., KKR Management Holdings Corp., KKR & Co. L.P., KKR Management Holdings L.P. and KKR Group Holdings Corp. (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.9
Second Amended and Restated Exchange Agreement, dated as of May 3, 2018, among KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P., KKR Holdings L.P., KKR & Co. L.P., KKR Group Holdings L.P., KKR Subsidiary Partnership L.P., KKR Group Limited and KKR Group Holdings Corp. (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.10
Amended and Restated Credit Agreement, dated as of December 7, 2018, among Kohlberg Kravis Roberts & Co. L.P., KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., the other borrowers from time to time party thereto, the guarantors from time to time party thereto, the lending institutions from time to time party thereto and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on December 7, 2018).

10.11	†
364-Day Revolving Credit Agreement, dated as of June 28, 2018, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., each of the Lenders (as defined therein), and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Quarterly Report on For 10-Q filed on August 3, 2018).

10.12
First Amendment, dated as of November 14, 2018, to the 364-Day Revolving Credit Agreement, dated as of June 28, 2018, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., the Majority Lenders (as defined therein) and Mizuho Bank, Ltd., as administrative agent.

10.13
First Amendment, dated as of June 29, 2017, to Second Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 30, 2016, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., the Majority Lenders (as defined therein), and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Quarterly Report on For 10-Q filed August 4, 2017).

10.14
Second Amendment, dated as of November 14, 2018, to the Second Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 30, 2016, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., the Majority Lenders (as defined therein), and Mizuho Bank, Ltd., as administrative agent.

10.15	*	Form of Indemnification Agreement for Directors of KKR & Co. Inc. (incorporated by reference to Exhibit 10.7 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.16
Indemnification Agreement, dated as of May 3, 2018, between KKR & Co. L.P. and KKR Management LLC (incorporated by reference to Exhibit 10.6 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.17	*	Independent Director Compensation Program (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on November 2, 2018).

10.18	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (incorporated by reference to Exhibit 10.17 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 27, 2015).

10.19	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (incorporated by reference to Exhibit 10.19 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 26, 2016).

10.20	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (incorporated by reference to Exhibit 10.18 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 24, 2017).

10.21	*	Form of Grant Certificate (Executive Officers) (incorporated by reference to Exhibit 10.19 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 24, 2017).

10.22	*	Form of Grant Certificate (Executive Officers) (incorporated by reference to Exhibit 10.23 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 23, 2018).

10.23	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (Market Price Vesting) (incorporated by reference to Exhibit 10.24 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 23, 2018).

10.24	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (Service Vesting) (incorporated by reference to Exhibit 10.25 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 23, 2018).

10.25	*
Form of Public Company Equity Unit Award Agreement of KKR & Co. Inc. (Directors) (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on November 2, 2018).

10.26	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. Inc. (Executive Officers) (incorporated by reference to Exhibit 10.4 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on November 2, 2018).

10.27
Development Agreement, dated as of October 28, 2015, by and between ERY Developer LLC and KKR HY LLC (incorporated by reference to Exhibit 10.23 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 26, 2016).

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm Relating to the Financial Statements of KKR & Co. Inc.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

†	Certain portions have been omitted in accordance with a request for confidential treatment that the registrant has submitted to the SEC. Omitted information has been filed separately with the SEC.

The registrant hereby agrees to furnish to the SEC at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.

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

SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Valuation Allowance for Deferred Tax Assets

(in thousands)

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Year Ended:

December 31, 2016	$19,781	$—	$10,013	(1)	$9,768
December 31, 2017	$9,768	$2,104	$—		$11,872
December 31, 2018	$11,872	$—	$11,872	(1)	$—

(1) The valuation allowance related to a deferred tax asset for foreign tax credit carryovers is no longer applicable, as KKR elected to deduct its foreign tax credit carryovers in lieu of taking a tax credit.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 15, 2019
KKR & CO. INC.

/s/ WILLIAM J. JANETSCHEK
		Name:	William J. Janetschek
		Title:	Chief Financial Officer
Pursuant to the requirements of the Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated below.

Signature	Title	Date

/s/ HENRY R. KRAVIS	Co-Chairman and Co-Chief Executive Officer
Henry R. Kravis	(principal executive officer)	February 15, 2019

/s/ GEORGE R. ROBERTS	Co-Chairman and Co-Chief Executive Officer
George R. Roberts	(principal executive officer)	February 15, 2019

/s/ JOSEPH Y. BAE	Director, Co-President and Co-Chief Operating	February 15, 2019
Joseph Y. Bae	Officer

/s/ SCOTT C. NUTTALL	Director, Co-President and Co-Chief Operating	February 15, 2019
Scott C. Nuttall	Officer

/s/ MARY N. DILLON	Director	February 15, 2019
Mary N. Dillon

/s/ DAVID C. DRUMMOND	Director	February 15, 2019
David C. Drummond

/s/ JOSEPH A. GRUNDFEST	Director	February 15, 2019
Joseph A. Grundfest

/s/ JOHN. B. HESS	Director	February 15, 2019
John. B. Hess

/s/ XAVIER B. NIEL	Director	February 15, 2019
Xavier B. Niel

/s/ PATRICK F. RUSSO	Director	February 15, 2019
Patricia F. Russo

/s/ THOMAS M. SCHOEWE	Director	February 15, 2019
Thomas M. Schoewe

/s/ ROBERT W. SCULLY	Director	February 15, 2019
Robert W. Scully

/s/ WILLIAM J. JANETSCHEK	Chief Financial Officer (principal financial and accounting officer)	February 15, 2019
William J. Janetschek