Form 10-Q
period 2019-03-31
KKR & Co. Inc.
filed 2019-05-03
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock	KKR	New York Stock Exchange
6.75% Series A Preferred Stock	KKR PR A	New York Stock Exchange
6.50% Series B Preferred Stock	KKR PR B	New York Stock Exchange

As of May 2, 2019, there were 543,943,670 shares of Class A common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarter Ended March 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of dividends on common or preferred stock of KKR, the timing, manner and volume of repurchases of common stock pursuant to a repurchase program, and the expected synergies and benefits from acquisitions, reorganizations or strategic partnerships, may constitute forward-looking statements. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 (our "Annual Report"). These factors should be read in conjunction with the other cautionary statements that are included in this report, our Annual Report and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

In this report, references to "KKR," "we," "us" and "our" refer to (i) KKR & Co. Inc. and its subsidiaries following the conversion from a Delaware limited partnership named KKR & Co. L.P. into a Delaware corporation named KKR & Co. Inc. on July 1, 2018 (the "Conversion") and (ii) KKR & Co. L.P. and its subsidiaries prior to the Conversion, in each case, except where the context requires otherwise. KKR & Co. L.P. became listed on the New York Stock Exchange ("NYSE") on July 15, 2010 under the symbol "KKR." KKR Management Holdings L.P., KKR Fund Holdings L.P. and KKR International Holdings L.P. are together referred to in this report as the "KKR Group Partnerships." Each KKR Group Partnership has an identical number of partner interests and, when held together, one Class A partner interest in each of the KKR Group Partnerships together represents one "KKR Group Partnership Unit." In connection with the 6.75% Series A Preferred Stock ("Series A Preferred Stock") and 6.50% Series B Preferred Stock ("Series B Preferred Stock") of KKR & Co. Inc., the KKR Group Partnerships have outstanding preferred units with economic terms designed to mirror those of the Series A Preferred Stock and Series B Preferred Stock, respectively. References to our Class A common stock, Series A Preferred Stock or Series B Preferred Stock for periods prior to the Conversion mean the common units, Series A preferred units and Series B preferred units of KKR & Co. L.P., respectively.

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

This report uses the terms assets under management ("AUM"), fee paying assets under management ("FPAUM"), after-tax distributable earnings, fee related earnings ("FRE"), capital invested, syndicated capital, and book value. You should note that our calculations of these financial measures and other financial measures may differ from the calculations of other investment managers and, as a result, our financial measures may not be comparable to similar measures presented by other investment managers. These and other financial measures are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Segment and Other Operating and Performance Measures" and "Management's Discussion and Analysis of Financial Condition and Results of Operation—Segment Balance Sheet."

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

Unless otherwise indicated, references in this report to our fully exchanged and diluted Class A common stock outstanding, or to our Class A common stock outstanding on a fully exchanged and diluted basis, reflect (i) actual shares of Class A common stock outstanding, (ii) shares of Class A common stock into which KKR Group Partnership Units not held by us are exchangeable pursuant to the terms of the exchange agreement described in our Annual Report, (iii) shares of Class A common stock issuable in respect of exchangeable equity securities issued in connection with the acquisition of Avoca Capital ("Avoca"), all of which have been exchanged as of December 31, 2018, and (iv) Class A common stock issuable pursuant to any equity awards actually granted from the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") or the KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, our "Equity Incentive Plans"). Our fully exchanged and diluted Class A common stock outstanding does not include (i) shares of Class A common stock available for issuance pursuant to the Equity Incentive Plans for which equity awards have not yet been granted and (ii) shares of Class A common stock that we have the option to issue in connection with our acquisition of additional interests in Marshall Wace LLP (together with its affiliates, "Marshall Wace").

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share Data)

	March 31, 2019	December 31, 2018
Assets
Cash and Cash Equivalents	$1,808,368	$1,751,287
Cash and Cash Equivalents Held at Consolidated Entities	911,450	693,860
Restricted Cash and Cash Equivalents	66,950	196,365
Investments	45,795,254	44,907,982
Due from Affiliates	734,195	657,189
Other Assets	2,687,802	2,536,692
Total Assets	$52,004,019	$50,743,375

Liabilities and Equity
Debt Obligations	$22,262,369	$22,341,192
Due to Affiliates	254,781	275,584
Accounts Payable, Accrued Expenses and Other Liabilities	3,279,028	2,743,990
Total Liabilities	25,796,178	25,360,766

Commitments and Contingencies

Redeemable Noncontrolling Interests	—	1,122,641

Stockholders' Equity (1)
Series A and B Preferred Stock, $0.01 par value. 13,800,000 and 6,200,000 shares, respectively, issued and outstanding as of March 31, 2019 and December 31, 2018.	482,554	482,554
Class A Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 533,922,902 and 534,857,237 shares, issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	5,339	5,349
Class B Common Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of March 31, 2019 and December 31, 2018.	—	—
Class C Common Stock, $0.01 par value. 499,999,999 shares authorized, 298,645,285 and 299,081,239 shares, issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	2,987	2,991
Additional Paid-In Capital	8,145,133	8,106,408
Retained Earnings	726,312	91,953
Accumulated Other Comprehensive Income (Loss)	(39,954)	(39,645)
Total KKR & Co. Inc. Stockholders' Equity	9,322,371	8,649,610
Noncontrolling Interests	16,885,470	15,610,358
Total Equity	26,207,841	24,259,968
Total Liabilities and Equity	$52,004,019	$50,743,375

(1)	See Note 1 "Organization."

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (Continued)
(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs") as of March 31, 2019 and December 31, 2018. KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS") and (ii) certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR's general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR's beneficial interest therein and any income generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	March 31, 2019
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$641,685	$84,032	$725,717
Restricted Cash and Cash Equivalents	—	35,692	35,692
Investments	15,021,345	15,294,693	30,316,038
Due from Affiliates	—	11,181	11,181
Other Assets	166,373	224,172	390,545
Total Assets	$15,829,403	$15,649,770	$31,479,173

Liabilities
Debt Obligations	$14,472,392	$1,024,369	$15,496,761
Accounts Payable, Accrued Expenses and Other Liabilities	576,009	70,232	646,241
Total Liabilities	$15,048,401	$1,094,601	$16,143,002

	December 31, 2018
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$428,850	$176,264	$605,114
Restricted Cash and Cash Equivalents	—	174,057	174,057
Investments	14,733,423	15,585,629	30,319,052
Due from Affiliates	—	11,832	11,832
Other Assets	148,221	223,054	371,275
Total Assets	$15,310,494	$16,170,836	$31,481,330

Liabilities
Debt Obligations	$13,958,554	$1,392,987	$15,351,541
Accounts Payable, Accrued Expenses and Other Liabilities	579,408	126,333	705,741
Total Liabilities	$14,537,962	$1,519,320	$16,057,282

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share Data)

	Three Months Ended March 31,
	2019	2018
Revenues
Fees and Other	$372,548	$394,394
Capital Allocation-Based Income	814,932	78,212
Total Revenues	1,187,480	472,606

Expenses
Compensation and Benefits	544,562	298,136
Occupancy and Related Charges	14,690	14,215
General, Administrative and Other	169,515	124,250
Total Expenses	728,767	436,601

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,203,878	472,800
Dividend Income	22,625	33,064
Interest Income	358,511	298,256
Interest Expense	(249,088)	(219,590)
Total Investment Income (Loss)	1,335,926	584,530

Income (Loss) Before Taxes	1,794,639	620,535

Income Tax Expense (Benefit)	167,593	17,641

Net Income (Loss)	1,627,046	602,894
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	25,674
Net Income (Loss) Attributable to Noncontrolling Interests	917,727	398,777
Net Income (Loss) Attributable to KKR & Co. Inc.	709,319	178,443

Series A Preferred Stock Dividends	5,822	5,822
Series B Preferred Stock Dividends	2,519	2,519

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$700,978	$170,102

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock
Basic	$1.31	$0.36
Diluted	$1.27	$0.32
Weighted Average Shares of Class A Common Stock Outstanding
Basic	533,892,474	487,704,838
Diluted	550,046,440	535,918,274

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2019	2018
Net Income (Loss)	$1,627,046	$602,894

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	2,366	3,624

Comprehensive Income (Loss)	1,629,412	606,518

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	25,674
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	920,359	398,050

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$709,053	$182,794

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(Amounts in Thousands, Except Share Data)
The statement below for the three months ended March 31, 2018 represents KKR & Co. Inc. as a partnership prior to the Conversion:

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
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Continued)
(Amounts in Thousands, Except Share Data)
The statement below represents KKR & Co. Inc. as a corporation subsequent to the Conversion for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Amounts	Shares
Preferred Stock
Beginning of Period	482,554	20,000,000
End of Period	482,554	20,000,000
Class A Common Stock
Beginning of Period	5,349	534,857,237
Exchange of KKR Holdings Units	4	435,954
Repurchases of Class A Common Stock	(14)	(1,370,289)
End of Period	5,339	533,922,902
Class B Common Stock
Beginning of Period	—	1
End of Period	—	1
Class C Common Stock
Beginning of Period	2,991	299,081,239
Cancellation of Class C Common Stock	(4)	(435,954)
End of Period	2,987	298,645,285
Additional Paid-In Capital
Beginning of Period	8,106,408
Exchange of KKR Holdings Units	7,137
Tax Effects Resulting from Exchange of KKR Holdings Units and Other	5,255
Repurchases of Class A Common Stock	(28,552)
Equity-Based Compensation	54,885
End of Period	8,145,133
Retained Earnings
Beginning of Period	91,953
Net Income (Loss) Attributable to KKR & Co. Inc.	709,319
Series A Preferred Stock Dividends ($0.421875 per share)	(5,822)
Series B Preferred Stock Dividends ($0.406250 per share)	(2,519)
Common Stock Dividends ($0.125 per share)	(66,619)
End of Period	726,312
Accumulated Other Comprehensive Income (Loss)
Beginning of Period	(39,645)
Foreign Currency Translation	(266)
Exchange of KKR Holdings Units to Class A Common Stock	(43)
End of Period	(39,954)
Total KKR & Co. Inc. Stockholders' Equity	9,322,371
Noncontrolling Interests (See Note 15 "Equity")	16,885,470
Total Equity	$26,207,841
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net Income (Loss)	$1,627,046	$602,894
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	78,268	96,227
Net Realized (Gains) Losses on Investments	(129,781)	(30,380)
Change in Unrealized (Gains) Losses on Investments	(1,074,097)	(442,420)
Capital Allocation-Based Income	(814,932)	(78,212)
Other Non-Cash Amounts	(12,111)	74,156
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Consolidation and Other	(137,498)	—
Change in Due from / to Affiliates	(100,529)	(71,686)
Change in Other Assets	68,077	420,004
Change in Accounts Payable, Accrued Expenses and Other Liabilities	381,421	(41,480)
Investments Purchased	(5,301,227)	(9,515,686)
Proceeds from Investments	5,571,641	6,829,083
Net Cash Provided (Used) by Operating Activities	156,278	(2,157,500)

Investing Activities
Purchases of Fixed Assets	(19,455)	(8,670)
Development of Oil and Natural Gas Properties	(451)	—
Net Cash Provided (Used) by Investing Activities	(19,906)	(8,670)

Financing Activities
Preferred Stock Dividends	(8,341)	(8,341)
Common Stock Dividends	(66,619)	(82,757)
Distributions to Redeemable Noncontrolling Interests	—	(2,534)
Contributions from Redeemable Noncontrolling Interests	—	56,950
Distributions to Noncontrolling Interests	(856,086)	(839,134)
Contributions from Noncontrolling Interests	1,194,815	1,263,774
Repurchases of Class A Common Stock	(28,566)	—
Proceeds from Debt Obligations	1,581,043	3,588,463
Repayment of Debt Obligations	(1,806,203)	(2,750,750)
Financing Costs Paid	(2,795)	(7,500)
Net Cash Provided (Used) by Financing Activities	7,248	1,218,171

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,636	20,902

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	145,256	(927,097)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	2,641,512	3,735,361
Cash, Cash Equivalents and Restricted Cash, End of Period	$2,786,768	$2,808,264

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$240,889	$207,703
Payments for Income Taxes	$8,901	$19,295
Payments for Operating Lease Liabilities	$12,291	$—
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$78,003	$100,491
Non-Cash Contributions from Noncontrolling Interests	$—	$6,949
Debt Obligations - Net Gains (Losses), Translation and Other	$(148,312)	$(11,724)
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of Class A Common Stock	$5,255	$4,222

Change in Consolidation and Other
Investments	$(1,014,813)	$—
Due From Affiliates	$1,642	$—
Other Assets	$(19,703)	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$(47,731)	$—
Redeemable Noncontrolling Interests	$(1,122,641)	$—

	March 31, 2019	December 31, 2018
Reconciliation to the Condensed Consolidated Statements of Financial Condition
Cash and Cash Equivalents	$1,808,368	$1,751,287
Cash and Cash Equivalents Held at Consolidated Entities	911,450	693,860
Restricted Cash and Cash Equivalents	66,950	196,365
Cash, Cash Equivalents and Restricted Cash, End of Period	$2,786,768	$2,641,512

See notes to financial statements.

KKR & CO. INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
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

On July 1, 2018, KKR & Co. L.P. converted from a Delaware limited partnership to a Delaware corporation named KKR & Co. Inc. (the "Conversion"). Because the Conversion became effective on July 1, 2018, the prior period amounts in the accompanying condensed consolidated financial statements for the three months ended March 31, 2018, reflect KKR as a limited partnership and not a corporation. In this report, references to KKR & Co. Inc. for periods prior to the Conversion mean KKR & Co. L.P., and references to KKR's Class A common stock, Series A Preferred Stock and Series B Preferred Stock for periods prior to the Conversion mean common units, Series A preferred units and Series B preferred units of KKR & Co. L.P., respectively, in each case, except where the context requires otherwise. As a result of the Conversion, the financial impact to the condensed consolidated financial statements contained herein consisted of (i) reclassifications from partnership equity accounts to equity accounts reflective of a corporation and (ii) a partial step-up in the tax basis of certain assets resulting in the recognition of a net income tax benefit.

KKR & Co. Inc. is the parent company of KKR Group Holdings Corp., which is (i) a general partner of KKR Fund Holdings L.P. ("Fund Holdings") and KKR International Holdings L.P. ("International Holdings") and (ii) the sole stockholder of KKR Management Holdings Corp. (the general partner of KKR Management Holdings L.P. ("Management Holdings")) and KKR Fund Holdings GP Limited (the other general partner of Fund Holdings and International Holdings). Fund Holdings, Management Holdings and International Holdings are collectively referred to as the "KKR Group Partnerships."

KKR & Co. Inc. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, "KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc. As of March 31, 2019, KKR & Co. Inc. held approximately 64.1% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 35.9% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for shares of Class A common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of Class A common stock of KKR & Co. Inc. The KKR Group Partnerships also have outstanding equity interests that provide for the carry pool and preferred units with economic terms that mirror the preferred stock issued by KKR & Co. Inc.

Notes to Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements of KKR & Co. Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the "financial statements"), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The December 31, 2018 consolidated balance sheet data was derived from audited financial statements included in KKR's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on February 15, 2019, and the financial statements should be read in conjunction with the audited financial statements included therein. Additionally, in the accompanying financial statements the condensed consolidated statements of financial condition are referred to hereafter as the “consolidated statements of financial condition”; the condensed consolidated statements of operations are referred to hereafter as the “consolidated statements of operations”;  the condensed consolidated statements of comprehensive income (loss) are referred to hereafter as the “consolidated statements of comprehensive income (loss)”; the condensed consolidated statements of changes in equity are referred to hereafter as the “consolidated statements of changes in equity”; and the condensed consolidated statements of cash flows are referred to hereafter as the “consolidated statements of cash flows."
KKR consolidates the financial results of the KKR Group Partnerships and their consolidated entities, which include the accounts of KKR's investment management and capital markets companies, the general partners of certain unconsolidated investment funds, general partners of consolidated investment funds and their respective consolidated investment funds, and certain other entities including CFEs. References in the accompanying financial statements to "principals" are to KKR's senior employees and non-employee operating consultants who hold interests in KKR's business through KKR Holdings.
All intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and investment income (loss) during the reporting periods. Such estimates include but are not limited to (i) the determination of the income tax provision and (ii) the valuation of investments and financial instruments. Actual results could differ from those estimates, and such differences could be material to the financial statements.
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
An entity in which KKR holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity's activities that have a significant effect on the success of the legal

Notes to Financial Statements (Continued)

entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity's activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Limited partnerships and other similar entities where unaffiliated limited partners have not been granted (i) substantive participatory rights or (ii) substantive rights to either dissolve the partnership or remove the general partner ("kick-out rights") are VIEs under condition (b) above. KKR's investment funds that are not CFEs (i) are generally limited partnerships, (ii) generally provide KKR with operational discretion and control, and (iii) generally have fund investors with no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, and, as such, the limited partners do not hold kick-out rights. Accordingly, most of KKR's investment funds are categorized as VIEs.
KKR consolidates all VIEs in which it is the primary beneficiary. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (i) whether an entity in which KKR holds a variable interest is a VIE and (ii) whether KKR's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Fees earned by KKR that are customary and commensurate with the level of effort required to provide those services, and where KKR does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered variable interests. KKR factors in all economic interests including interests held through related parties, to determine if it holds a variable interest. KKR determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion when facts and circumstances change.
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

Notes to Financial Statements (Continued)

The following describes the types of securities held within each investment class.
Private Equity - Consists primarily of equity investments in operating businesses, including growth equity investments.
Credit - Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), originated, distressed and opportunistic debt, real estate mortgage loans, and interests in unconsolidated CLOs.
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
Energy Investments held by KKR
Certain energy investments are made by KKR in working and royalty interests in oil and natural gas producing properties and not through investment funds. Oil and natural gas producing activities are accounted for under the successful efforts method of accounting and such working interests are consolidated based on the proportion of the working interests held by KKR. Accordingly, KKR reflects its proportionate share of the underlying consolidated statements of financial condition and consolidated statements of operations of the consolidated working interests on a gross basis and changes in the value of these working interests are not reflected as unrealized gains and losses in the consolidated statements of operations. Under the successful efforts method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain nonproducing leasehold costs are charged to expense as incurred.

Notes to Financial Statements (Continued)

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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of March 31, 2019, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace"). KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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

Notes to Financial Statements (Continued)

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
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Except for certain of KKR's equity method investments (see "Equity Method" above) and debt obligations (as described in Note 10 "Debt Obligations"), KKR's investments and other financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors.
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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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
When an illiquidity discount is to be applied, KKR seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments. KKR then evaluates such private equity investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include (i) whether KKR is unable to freely sell the portfolio company or conduct an initial public offering of the portfolio company due to the consent rights of a third party or similar factors, (ii) whether the portfolio company is undergoing significant restructuring activity or similar factors, and (iii) characteristics about the portfolio company regarding its size and/or whether the portfolio company is experiencing, or expected to experience, a significant decline in earnings. These factors generally make it less likely that a portfolio company would be sold or publicly offered in the near term at a price indicated by using just a market multiples and/or discounted cash flow analysis, and these factors tend to reduce the number of opportunities to sell an investment and/or increase the time horizon over which an investment may be monetized. Depending on the applicability of these factors, KKR determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time KKR holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by KKR in its valuations.
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
Energy investments are generally valued using a discounted cash flow approach, and where applicable, a market approach using comparable companies and transactions. Key inputs used in our valuations include (i) the weighted average cost of capital, (ii) future commodity prices, as quoted on indices and long-term commodity price forecasts, and (iii) the asset’s future operating performance.
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

Notes to Financial Statements (Continued)

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
Revenues
For the three months ended March 31, 2019 and 2018, respectively, revenues consisted of the following:

	Three Months Ended March 31,
	2019	2018
Management Fees	$188,408	$187,727
Fee Credits	(103,477)	(29,053)
Transaction Fees	188,203	158,653
Monitoring Fees	25,651	17,586
Incentive Fees	—	13,805
Expense Reimbursements	44,060	20,211
Oil and Gas Revenue	13,175	14,507
Consulting Fees	16,528	10,958
Total Fees and Other	372,548	394,394

Carried Interest	694,383	62,747
General Partner Capital Interest	120,549	15,465
Total Capital Allocation-Based Income	814,932	78,212

Total Revenues	$1,187,480	$472,606
Fees and Other
Fees and Other, as detailed above, are accounted for as contracts with customers. Under the guidance for contracts with customers, KKR is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) KKR satisfies its performance obligation. In determining the transaction price, KKR has included variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

Notes to Financial Statements (Continued)

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
Management fees earned from KKR's consolidated investment funds, CLOs, and other vehicles are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds, CLOs, and other vehicles is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not impact the net income (loss) attributable to KKR or KKR stockholders' equity.

Notes to Financial Statements (Continued)

Fee Credits
Under the terms of the management agreements with certain of its investment funds, KKR is required to share with such funds an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies ("Fee Credits"). Investment funds earn Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain costs incurred in connection with pursuing potential investments that do not result in completed transactions ("broken-deal expenses") and generally amount to 80% for older funds, or 100% for newer funds, of allocable monitoring and transaction fees after broken-deal expenses are recovered, although the actual percentage may vary from fund to fund. Fee Credits are recognized and owed to investment funds concurrently with the recognition of monitoring fees, transaction fees and broken-deal expenses. Since Fee Credits are payable to investment funds, amounts owed are generally applied as a reduction of the management fee that is otherwise billed to the investment fund. Fee credits are recorded as a reduction of revenues in the consolidated statement of operations. Fee credits owed to investment funds are recorded in Due to Affiliates on the consolidated statements of financial condition. See Note 13 "Related Party Transactions."
Transaction Fees
KKR (i) arranges debt and equity financing, places and underwrites securities offerings, and provides other types of capital markets services for companies seeking financing in its Capital Markets business line and (ii) provides advisory services in connection with successful Private Markets and Public Markets portfolio company investment transactions, in each case, in exchange for a transaction fee. Transaction fees are separately negotiated for each transaction and are generally based on (i) in our Capital Markets business line, a percentage of the overall transaction size and (ii) for Private Markets and Public Markets transactions, a percentage of either total enterprise value of an investment or a percentage of the aggregate price paid for an investment. After the contract is established, there are no significant judgments made when determining the transaction price.
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

Notes to Financial Statements (Continued)

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
Capital Allocation-Based Income
Capital allocation-based income is earned from those arrangements where KKR has a general partner capital interest and is entitled to a disproportionate allocation of investment income (referred to hereafter as "carried interest"). KKR accounts for its general partner interests in capital allocation-based arrangements as financial instruments under ASC 323, Investments - Equity Method and Joint Ventures ("ASC 323") since the general partner has significant governance rights in the investment funds in which it invests, which demonstrates significant influence. In accordance with ASC 323, KKR records equity method income based on the proportionate share of the income of the investment fund, including carried interest, assuming the investment fund was liquidated as of each reporting date pursuant to each investment fund's governing agreements. Accordingly, these general partner interests are accounted for outside of the scope of ASC 606. Other arrangements surrounding contractual incentive fees through an advisory contract are separate and distinct and accounted for in accordance with ASC 606. In these incentive fee arrangements, accounted for in accordance with ASC 606, KKR’s economics in the entity do not involve an allocation of capital. See "Incentive Fees" above.
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

Notes to Financial Statements (Continued)

Leases
At contract inception, KKR determines if an arrangement contains a lease by evaluating whether (i) the identified asset has been deployed in the contract explicitly or implicitly and (ii) KKR obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. Additionally, at contract inception KKR will evaluate whether the lease is an operating or finance lease. Right-of-use (“ROU”) assets represent KKR’s right to use an underlying asset for the lease term and lease liabilities represent KKR’s obligation to make lease payments arising from the lease.
ROU assets and the associated lease liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. The discount rate implicit in the lease is generally not readily determinable. Consequently, KKR uses its incremental borrowing rate based on the information available including, but not limited to, collateral assumptions, the term of the lease, and the economic environment in which the lease is denominated at the commencement date in determining the present value of the future lease payments. The ROU assets are recognized as the initial measurement of the lease liabilities plus any initial direct costs and any prepaid lease payments less lease incentives received, if any. The lease terms may include options to extend or terminate the lease which are accounted for when it is reasonably certain that KKR will exercise that option.
Operating lease expense is recognized on a straight-line basis over the lease term and is recorded within Occupancy and Related Charges in the accompanying consolidated statements of operations. The ROU assets are included in Other Assets and the lease liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the accompanying consolidated statements of financial condition. See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."
Recently Issued Accounting Pronouncements
Adopted in 2019
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASC 842") which has subsequently been amended. This guidance, among other items: (i) requires recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP, ASC 840; (ii) retains a distinction between finance leases and operating leases; and (iii) includes the classification criteria for distinguishing between finance leases and operating leases that are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under ASC 840.
The only material lease activity KKR is engaged in is the leasing of office space where KKR is the lessee under the terms of lease agreements, which have been determined to be operating leases. For operating leases, a lessee is required to: (a) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the consolidated statement of financial condition; (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis, and (c) classify all cash payments within operating activities in the consolidated statement of cash flows.
KKR adopted this guidance on the effective date, January 1, 2019, using the modified retrospective approach and electing the "Comparatives Under ASC 840 Approach." The Comparatives Under ASC 840 Approach allows an entity to elect not to recast its comparative periods in the period of adoption when transitioning to ASC 842. In doing so, KKR has provided the disclosures required by ASC 840 for the comparative periods. Additionally, KKR has elected the practical expedient package transition election for all leases. The practical expedient package under the new standard allows an entity not to have to reassess its prior conclusions about lease identification, lease classification and initial direct costs.
Upon adoption, KKR recorded ROU assets of $153.3 million and lease liabilities of $162.9 million, resulting in no cumulative-effect adjustment to retained earnings as of January 1, 2019.

Notes to Financial Statements (Continued)

Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). This guidance amends the amortization period for certain purchased callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. The guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years and interim periods beginning after December 15, 2018. This guidance has been adopted as of January 1, 2019 and did not have a material impact to KKR.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). Under ASC 740-10-45-15, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of tax expense for the period in which the law was enacted, even if the assets and liabilities related to items of accumulated other comprehensive income ("OCI"). ASU 2018-02 allows entities to elect to reclassify from accumulated OCI to retained earnings stranded tax effects that relate to the Tax Cuts and Jobs Act, which was enacted in December 2017 (the "2017 Tax Act") from the change in federal tax rate for all items accounted for in OCI. Entities can also elect to reclassify other stranded tax effects that relate to the 2017 Tax Act, but do not directly relate to the change in the federal tax rate. Tax effects that are stranded in OCI for other reasons may not be reclassified. In the period of adoption, entities that elect to reclassify the income tax effects of the 2017 Tax Act from accumulated OCI to retained earnings must disclose that they made such an election. Entities must also disclose a description of other income tax effects related to the 2017 Tax Act that are reclassified from accumulated OCI to retained earnings, if any. The guidance is effective for fiscal periods beginning after December 15, 2018, and interim periods within those fiscal years. This guidance has been adopted as of January 1, 2019 and did not have a material impact to KKR. KKR did not elect to reclassify stranded tax effects that relate to the 2017 Tax Act from accumulated OCI to retained earnings for all items accounted for in OCI. KKR's policy for releasing income tax effects from accumulated OCI is when all related units of account are liquidated, sold or extinguished.
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

Notes to Financial Statements (Continued)

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$68,568	$919,625	$988,193	$16,253	$158,369	$174,622
Credit (1)	(17,876)	8,669	(9,207)	1,263	58,150	59,413
Investments of Consolidated CFEs (1)	(10,530)	233,357	222,827	(26,516)	(48,403)	(74,919)
Real Assets (1)	29,547	89,581	119,128	12,957	59,297	72,254
Equity Method - Other (1)	20,133	156,906	177,039	9,210	135,604	144,814
Other Investments (1)	1,450	(30,361)	(28,911)	(244,199)	86,365	(157,834)
Foreign Exchange Forward Contracts and Options (2)	25,454	54,789	80,243	(32,614)	(63,118)	(95,732)
Securities Sold Short (2)	14,426	(80,772)	(66,346)	275,949	(29,874)	246,075
Other Derivatives (2)	1,465	(13,405)	(11,940)	3,642	(8,223)	(4,581)
Debt Obligations and Other (3)	(2,856)	(264,292)	(267,148)	14,435	94,253	108,688
Net Gains (Losses) From Investment Activities	$129,781	$1,074,097	$1,203,878	$30,380	$442,420	$472,800

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."
4. INVESTMENTS
Investments consist of the following:

	March 31, 2019	December 31, 2018
Private Equity	$8,522,282	$7,349,559
Credit	7,649,787	9,099,135
Investments of Consolidated CFEs	15,021,345	14,733,423
Real Assets	3,213,813	3,157,954
Equity Method - Other	4,472,692	4,212,874
Equity Method - Capital Allocation-Based Income	4,203,980	3,584,415
Other Investments	2,711,355	2,770,622
Total Investments	$45,795,254	$44,907,982

As of March 31, 2019 and December 31, 2018, there were no investments which represented greater than 5% of total investments. The majority of the securities underlying private equity investments represent equity securities.

Notes to Financial Statements (Continued)

5. FAIR VALUE MEASUREMENTS
The following tables summarize the valuation of assets and liabilities measured and reported at fair value by the fair value hierarchy. Investments classified as Equity Method - Other, for which the fair value option has not been elected, and Equity Method - Capital Allocation-Based Income have been excluded from the tables below.
Assets, at fair value:

	March 31, 2019
	Level I	Level II	Level III		Total
Private Equity	$1,603,803	$86,933	$6,831,546		$8,522,282
Credit	—	1,119,308	6,530,479		7,649,787
Investments of Consolidated CFEs	—	12,937,610	2,083,735		15,021,345
Real Assets	—	—	3,213,813		3,213,813
Equity Method - Other	219,566	47,938	1,650,179		1,917,683
Other Investments	501,523	145,882	2,063,950		2,711,355
Total Investments	2,324,892	14,337,671	22,373,702		39,036,265

Foreign Exchange Contracts and Options	—	205,900	—		205,900
Other Derivatives	—	1,786	31,134	(1)	32,920
Total Assets	$2,324,892	$14,545,357	$22,404,836		$39,275,085

	December 31, 2018
	Level I	Level II	Level III		Total
Private Equity	$1,156,977	$63,999	$6,128,583		$7,349,559
Credit	—	2,334,405	6,764,730		9,099,135
Investments of Consolidated CFEs	—	12,650,878	2,082,545		14,733,423
Real Assets	—	—	3,157,954		3,157,954
Equity Method - Other	245,225	43,943	1,503,022		1,792,190
Other Investments	480,192	173,844	2,116,586		2,770,622
Total Investments	1,882,394	15,267,069	21,753,420		38,902,883

Foreign Exchange Contracts and Options	—	177,264	—		177,264
Other Derivatives	—	3,879	37,116	(1)	40,995
Total Assets	$1,882,394	$15,448,212	$21,790,536		$39,121,142

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

Notes to Financial Statements (Continued)

Liabilities, at fair value:

	March 31, 2019
	Level I	Level II	Level III		Total
Securities Sold Short	$582,608	$—	$—		$582,608
Foreign Exchange Contracts and Options	—	17,200	—		17,200
Unfunded Revolver Commitments	—	—	56,792	(1)	56,792
Other Derivatives	—	23,769	17,200	(2)	40,969
Debt Obligations of Consolidated CFEs	—	12,557,821	1,914,571		14,472,392
Total Liabilities	$582,608	$12,598,790	$1,988,563		$15,169,961

	December 31, 2018
	Level I	Level II	Level III		Total
Securities Sold Short	$344,124	$—	$—		$344,124
Foreign Exchange Contracts and Options	—	60,749	—		60,749
Unfunded Revolver Commitments	—	—	52,066	(1)	52,066
Other Derivatives	—	18,440	17,200	(2)	35,640
Debt Obligations of Consolidated CFEs	—	12,081,771	1,876,783		13,958,554
Total Liabilities	$344,124	$12,160,960	$1,946,049		$14,451,133

(1)	These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

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

Notes to Financial Statements (Continued)

The following tables summarize changes in investments and debt obligations measured and reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2019 and 2018, respectively:

	For the Three Months Ended March 31, 2019
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$6,128,583	$6,764,730	$2,082,545	$3,157,954	$1,503,022	$2,116,586	$21,753,420	$1,876,783
Transfers In / (Out) Due to Changes in Consolidation	—	(1,598)	—	—	—	(42,864)	(44,462)	—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	(56,029)	—	—	—	—	—	(56,029)	—
Asset Purchases / Debt Issuances	409,621	811,957	—	67,302	137,909	95,135	1,521,924	—
Sales / Paydowns	(99,603)	(1,028,063)	(38,295)	(130,571)	(41,126)	(27,433)	(1,365,091)	—
Settlements	—	20,815	—	—	—	—	20,815	(2,731)
Net Realized Gains (Losses)	68,568	(15,198)	—	29,547	11,626	2,121	96,664	—
Net Unrealized Gains (Losses)	380,406	(24,806)	39,485	89,581	38,748	(79,595)	443,819	40,519
Change in Other Comprehensive Income	—	2,642	—	—	—	—	2,642	—
Balance, End of Period	$6,831,546	$6,530,479	$2,083,735	$3,213,813	$1,650,179	$2,063,950	$22,373,702	$1,914,571

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$442,672	$(31,282)	$39,485	$92,900	$49,140	$(79,347)	$513,568	$40,519

	For the Three Months Ended March 31, 2018
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$2,172,290	$5,138,937	$5,353,090	$2,251,267	$1,076,709	$1,760,011	$17,752,304	$5,238,236
Transfers In / (Out) Due to Changes in Consolidation	—	—	—	—	—	—	—	—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	—	—	—
Asset Purchases / Debt Issuances	727,626	890,113	—	540,898	2,037	64,757	2,225,431	—
Sales / Paydowns	(35,245)	(230,144)	(11,541)	(34,237)	(31,939)	(36,218)	(379,324)	—
Settlements	—	(53,825)	—	—	—	—	(53,825)	(11,541)
Net Realized Gains (Losses)	15,312	11,581	—	8,354	9,348	8,892	53,487	—
Net Unrealized Gains (Losses)	208,428	77,715	(83,150)	61,151	29,570	3,762	297,476	(88,528)
Change in Other Comprehensive Income	—	(15,522)	—	—	—	—	(15,522)	—
Balance, End of Period	$3,088,411	$5,818,855	$5,258,399	$2,827,433	$1,085,725	$1,801,204	$19,880,027	$5,138,167

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$208,428	$86,754	$(83,150)	$61,151	$34,928	$10,442	$318,553	$(88,528)

Notes to Financial Statements (Continued)

Total realized and unrealized gains and losses recorded for Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations.
The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments and debt obligations that are measured and reported at fair value and categorized within Level III as of March 31, 2019:

	Fair Value March 31, 2019		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$6,831,546

Private Equity	$4,322,213		Inputs to market comparables and discounted cash flow and transaction price	Illiquidity Discount	6.1%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	30.5%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	69.4%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	0.1%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.2x	6.9x - 23.7x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.4x	6.2x - 17.2x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.7%	5.6% - 14.6%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	12.4x	6.0x - 15.0x	Increase

Growth Equity	$2,509,333		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	11.6%	5.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	35.2%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	15.3%	0.0% - 75.0%	(5)
				Weight Ascribed to Milestones	49.5%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	61.4%	40.0% - 80.0%	Increase
				Downside	16.0%	5.0% - 30.0%	Decrease
				Upside	22.6%	10.0% - 45.0%	Increase

Credit	$6,530,479		Yield Analysis	Yield	7.6%	3.5% - 23.4%	Decrease
				Net Leverage	2.1x	0.2x - 14.1x	Decrease
				EBITDA Multiple	9.7x	0.2x - 38.2x	Increase

Investments of Consolidated CFEs	$2,083,735	(9)
Debt Obligations of Consolidated CFEs	$1,914,571		Discounted cash flow	Yield	5.8%	2.6% - 15.5%	Decrease

Real Assets	$3,213,813	(10)

Energy	$1,711,998		Discounted cash flow	Weighted Average Cost of Capital	10.6%	9.5% - 14.1%	Decrease
				Average Price Per BOE (8)	$44.62	$38.98 - $47.75	Increase

Real Estate	$1,294,181		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	32.2%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	67.8%	0.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	5.9%	0.4% - 9.5%	Decrease
			Discounted cash flow	Unlevered Discount Rate	8.0%	4.8% - 18.0%	Decrease

Equity Method - Other	$1,650,179		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.5%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	42.6%	0.0% - 75.0%	(4)
				Weight Ascribed to Discounted Cash Flow	39.4%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	18.0%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.0x	6.9x - 15.2x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.2x	6.2x - 13.2x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	9.0%	5.6% - 13.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.4x	6.0x - 12.5x	Increase

Notes to Financial Statements (Continued)

	Fair Value March 31, 2019		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Other Investments	$2,063,950	(11)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.2%	5.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	38.1%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	36.1%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	25.8%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.3x	1.3x - 14.6x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.1x	1.2x - 11.7x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	17.2%	7.3% - 31.1%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8.9x	6.5x - 9.1x	Increase

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

(10)
Includes one Infrastructure investment for $207.6 million that was valued using a discounted cash flow analysis. The significant inputs used included the weighted average cost of capital 6.8% and the enterprise value/LTM EBITDA Exit Multiple 10.0x.

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

Notes to Financial Statements (Continued)

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2019	December 31, 2018
Assets
Private Equity	$3,235	$2,977
Credit	4,519,000	4,950,819
Investments of Consolidated CFEs	15,021,345	14,733,423
Real Assets	309,105	310,399
Equity Method - Other	1,917,683	1,792,190
Other Investments	225,867	235,012
Total	$21,996,235	$22,024,820

Liabilities
Debt Obligations of Consolidated CFEs	$14,472,392	$13,958,554
Total	$14,472,392	$13,958,554
The following table presents the net realized and net unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$—	$194	$194	$71	$316	$387
Credit	(23,153)	20,942	(2,211)	(28,867)	2,656	(26,211)
Investments of Consolidated CFEs	(10,530)	233,357	222,827	(26,516)	(48,403)	(74,919)
Real Assets	703	2,436	3,139	428	(3,483)	(3,055)
Equity Method - Other	11,626	17,084	28,710	9,348	66,093	75,441
Other Investments	1,794	3,987	5,781	4,607	(7,878)	(3,271)
Total	$(19,560)	$278,000	$258,440	$(40,929)	$9,301	$(31,628)

Liabilities
Debt Obligations of Consolidated CFEs	—	(252,281)	(252,281)	13,256	93,654	106,910
Total	$—	$(252,281)	$(252,281)	$13,256	$93,654	$106,910

Notes to Financial Statements (Continued)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF CLASS A COMMON STOCK

For the three months ended March 31, 2019 and 2018, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of Class A common stock were calculated as follows:

	Three Months Ended March 31,
	2019	2018
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$700,978	$170,102
Excess of carrying value over consideration transferred on redemption of KFN 7.375% Series A LLC Preferred Shares	—	3,102
Net Income (Loss) Available to KKR & Co. Inc. Class A Common Stockholders	$700,978	$173,204

Basic Net Income (Loss) Per Share of Class A Common Stock
Weighted Average Shares of Class A Common Stock Outstanding - Basic	533,892,474	487,704,838
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Basic	$1.31	$0.36

Diluted Net Income (Loss) Per Share of Class A Common Stock
Weighted Average Shares of Class A Common Stock Outstanding - Basic	533,892,474	487,704,838
Weighted Average Unvested Shares of Class A Common Stock and Other Exchangeable Securities	16,153,966	48,213,436
Weighted Average Shares of Class A Common Stock Outstanding - Diluted	550,046,440	535,918,274
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted	$1.27	$0.32
Weighted Average Shares of Class A Common Stock Outstanding - Diluted primarily includes unvested equity awards that have been granted under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan" and, together with the KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan"), the "Equity Incentive Plans"), as well as exchangeable equity securities issued in connection with the acquisition of Avoca. Vesting or exchanges of these equity interests dilute KKR & Co. Inc. and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR Group Partnerships.
For the three months ended March 31, 2019 and 2018, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted since the exchange of these units would not dilute KKR's respective ownership interests in the KKR Group Partnerships.

	Three Months Ended March 31,
	2019	2018
Weighted Average KKR Holdings Units	298,858,418	335,016,218
Additionally, for the three months ended March 31, 2019, 5.0 million shares of KKR Class A common stock subject to a market price-based vesting condition were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted since the vesting conditions have not been satisfied. See Note 12 "Equity Based Compensation."

Notes to Financial Statements (Continued)

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	March 31, 2019	December 31, 2018
Unsettled Investment Sales (1)	$129,141	$101,789
Receivables	64,802	27,258
Due from Broker (2)	485,127	396,512
Oil & Gas Assets, net (3)	210,865	225,256
Deferred Tax Assets, net	408,148	538,161
Interest Receivable	231,445	241,547
Fixed Assets, net (4)	466,264	451,206
Foreign Exchange Contracts and Options (5)	205,900	177,264
Intangible Assets, net (6)	9,125	9,863
Goodwill (7)	83,500	83,500
Derivative Assets	32,920	40,995
Deposits	7,284	7,299
Prepaid Taxes	73,054	69,165
Prepaid Expenses	27,106	23,551
Operating Lease Right of Use Assets (8)	146,165	—
Deferred Financing Costs	13,458	13,871
Other	93,498	129,455
Total	$2,687,802	$2,536,692

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization amounted to $13.8 million and $7.1 million for the three months ended March 31, 2019 and 2018, respectively.

(4)
Net of accumulated depreciation and amortization of $118.0 million and $113.5 million as of March 31, 2019 and December 31, 2018, respectively. Depreciation and amortization expense of $4.4 million and $3.7 million for the three months ended March 31, 2019 and 2018, respectively, is included in General, Administrative and Other in the accompanying consolidated statements of operations.

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

(6)
Net of accumulated amortization of $63.5 million as of March 31, 2019 and December 31, 2018. Amortization expense of $0.5 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively, is included in General, Administrative and Other in the accompanying consolidated statements of operations.

(7)	As of March 31, 2019, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.

(8)
KKR’s non-cancelable operating leases consist of leases for office space around the world. KKR is the lessee under the terms of the operating leases. For the three months ended March 31, 2019, the operating lease cost was $11.8 million.

Notes to Financial Statements (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2019	December 31, 2018
Amounts Payable to Carry Pool (1)	$1,089,045	$922,977
Unsettled Investment Purchases (2)	507,731	541,165
Securities Sold Short (3)	582,608	344,124
Derivative Liabilities	40,969	35,640
Accrued Compensation and Benefits	166,294	107,887
Interest Payable	216,348	212,969
Foreign Exchange Contracts and Options (4)	17,200	60,749
Accounts Payable and Accrued Expenses	108,170	130,554
Taxes Payable	55,355	24,453
Uncertain Tax Positions	67,374	66,775
Unfunded Revolver Commitments	56,792	52,066
Operating Lease Liabilities (5)	152,073	—
Other Liabilities	219,069	244,631
Total	$3,279,028	$2,743,990

(1)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

(5)
KKR’s operating leases have remaining lease terms that range from one year to 14 years, some of which include options to extend the leases for up to three years. For the three months ended March 31, 2019, the weighted average remaining lease term and weighted average discount rate were 4.78 years and 2.64%, respectively.

Notes to Financial Statements (Continued)

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
KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of March 31, 2019, KKR's commitments to these unconsolidated investment funds was $2.3 billion. KKR has not provided any financial support other than its obligated amount as of March 31, 2019.
As of March 31, 2019 and December 31, 2018, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	March 31, 2019	December 31, 2018
Investments	$4,203,980	$3,610,502
Due from (to) Affiliates, net	490,990	410,489
Maximum Exposure to Loss	$4,694,970	$4,020,991

Notes to Financial Statements (Continued)

10. DEBT OBLIGATIONS
KKR enters into credit agreements and issues debt for its general operating and investment purposes. KKR consolidates and reports debt obligations of KKR Financial Holdings LLC ("KFN"), which are non-recourse to KKR beyond the assets of KFN.
Certain of KKR's consolidated investment funds borrow to meet financing needs of their operating and investing activities. Fund financing facilities have been established for the benefit of certain investment funds. When an investment fund borrows from the facility in which it participates, the proceeds from the borrowings are limited for their intended use by the borrowing investment fund. KKR's obligations with respect to these financing arrangements are generally limited to KKR's pro rata equity interest in such investment funds.
In certain other cases, KKR has majority-owned investment vehicles that make investments and purchase other assets with borrowings that are collateralized only by the investments and assets they own.
In addition, consolidated CFE vehicles issue debt securities to third-party investors which are collateralized by assets held by the CFE vehicle. Debt securities issued by CFEs are supported solely by the assets held at the CFEs and are not collateralized by assets of any other KKR entity. CFEs also may have warehouse facilities with banks to provide liquidity to the CFE. The CFE's debt obligations are non-recourse to KKR beyond the assets of the CFE.
KKR's borrowings consisted of the following:

	March 31, 2019				December 31, 2018
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	434,395	—	—		451,338	—	—
KCM Short-Term Credit Agreement	750,000	—	—		750,000	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (1)	—	499,122	523,900	(14)	—	498,975	523,500	(14)
KKR Issued 5.500% Notes Due 2043 (2)	—	491,921	537,235	(14)	—	491,836	508,615	(14)
KKR Issued 5.125% Notes Due 2044 (3)	—	990,831	1,030,140	(14)	—	990,740	974,320	(14)
KKR Issued 0.509% Notes Due 2023 (4)	—	224,386	223,695	(14)	—	226,895	227,298	(14)
KKR Issued 0.764% Notes Due 2025 (5)	—	44,435	45,402	(14)	—	44,923	45,161	(14)
KKR Issued 1.595% Notes Due 2038 (6)	—	91,767	96,510	(14)	—	92,817	94,568	(14)
KFN Issued 5.500% Notes Due 2032 (7)	—	493,689	502,524		—	493,568	496,359
KFN Issued 5.200% Notes Due 2033 (8)	—	118,321	117,152		—	118,291	115,582
KFN Issued 5.400% Notes Due 2033 (9)	—	68,705	69,689		—	68,683	68,780
KFN Issued Junior Subordinated Notes (10)	—	232,471	197,478		—	232,142	203,135
Other Debt Obligations:
Financing Facilities of Consolidated Funds and Other (11)	4,216,970	4,534,329	4,534,329		3,840,877	5,123,768	5,123,768
CLO Senior Secured Notes (12)	—	12,155,621	12,155,621		—	11,667,970	11,667,970
CLO Subordinated Notes (12)	—	402,200	402,200		—	413,801	413,801
CMBS Debt Obligations (13)	—	1,914,571	1,914,571		—	1,876,783	1,876,783
	$6,401,365	$22,262,369	$22,350,446		$6,042,215	$22,341,192	$22,339,640

(1)
$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $0.6 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively.

(2)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $3.5 million and $3.6 million as of March 31, 2019 and December 31, 2018, respectively.

(3)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of (i) unamortized note discount (net of premium) and (ii) unamortized debt issuance costs of $7.9 million and $8.0 million as of March 31, 2019 and December 31, 2018, respectively.

(4)
¥25 billion (or $225.6 million) aggregate principal amount of 0.509% senior notes of KKR due 2023. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.2 million and $1.3 million as of March 31, 2019 and December 31, 2018, respectively. These senior notes are denominated in Japanese Yen ("JPY").

Notes to Financial Statements (Continued)

(5)
¥5.0 billion (or $45.1 million) aggregate principal amount of 0.764% senior notes of KKR due 2025. Borrowing outstanding is presented net of unamortized debt issuance costs of $0.7 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively. These senior notes are denominated in JPY.

(6)
¥10.3 billion (or $92.9 million) aggregate principal amount of 1.595% senior notes of KKR due 2038. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.2 million and $1.2 million as of March 31, 2019 and December 31, 2018, respectively. These senior notes are denominated in JPY.

(7)
KKR consolidates KFN and thus reports KFN's outstanding $500.0 million aggregate principal amount of 5.500% senior notes due 2032. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $4.3 million and $4.4 million as of March 31, 2019 and December 31, 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(8)
KKR consolidates KFN and thus reports KFN's outstanding $120.0 million aggregate principal amount of 5.200% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.7 million and $1.7 million as of March 31, 2019 and December 31, 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(9)
KKR consolidates KFN and thus reports KFN's outstanding $70.0 million aggregate principal amount of 5.400% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.3 million and $1.3 million as of March 31, 2019 and December 31, 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(10)
KKR consolidates KFN and thus reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 5.2% and 5.0% and the weighted average years to maturity is 17.5 years and 17.8 years as of March 31, 2019 and December 31, 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(11)
Amounts include (i) borrowings at consolidated investment funds relating to financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners and (ii) borrowings by certain majority-owned investment vehicles that are collateralized only by the investments and assets they own. The weighted average interest rate is 4.9% and 4.6% as of March 31, 2019 and December 31, 2018, respectively. In addition, the weighted average years to maturity is 3.6 years and 3.3 years as of March 31, 2019 and December 31, 2018, respectively.

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

Revolving Credit Facilities
KCM Credit Agreement
KKR Capital Markets maintains a revolving credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business, which provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. As of March 31, 2019 and December 31, 2018, no amounts were outstanding under the KCM Credit Agreement, however various letters of credit were outstanding in the amount of $65.6 million and $48.7 million, respectively, which reduce the overall borrowing capacity of the KCM Credit Agreement.
Other Debt Obligations
Debt Obligations of Consolidated CFEs
As of March 31, 2019, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$12,155,621	3.4%	11.5
Subordinated Notes of Consolidated CLOs	402,200	(1)	11.7
Debt Obligations of Consolidated CMBS Vehicles	1,914,571	4.0%	24.5
	$14,472,392

(1)
The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of March 31, 2019, the fair value of the consolidated CFE assets was $15.8 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

Notes to Financial Statements (Continued)

Debt Covenants
Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of March 31, 2019. KKR is in compliance with its debt covenants in all material respects as of March 31, 2019.

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
The Conversion resulted in KKR obtaining a partial step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. KKR's overall tax provision is based on, among other things, the amount of such partial step-up in tax basis that is derived from an analysis of the basis of its former unitholders in their ownership of KKR common units at June 30, 2018. On the date of the Conversion, based on the information available to KKR at that time, KKR recorded an estimated net tax benefit and estimated net deferred tax asset of $257.1 million relating to this partial step-up in tax basis. Upon analysis of the basis of KKR's former unitholders in their ownership of KKR common units at June 30, 2018, based on the additional information made available to KKR after December 31, 2018, the final determination of the amount of partial step-up in tax basis resulted in an additional tax benefit of approximately $45.0 million.

The effective tax rates were 9.34% and 2.84% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties, and (ii) the tax benefit recognized as a result of the final determination of the amount of the partial step-up in tax basis as a result of the Conversion. For periods prior to the Conversion, the effective rate also differs from the statutory rate as a result of investment income of certain entities and net carried interest of certain general partners of KKR investment funds that were not subject to U.S. federal income taxes prior to the Conversion.
During the three months ended March 31, 2019, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

Notes to Financial Statements (Continued)

12. EQUITY BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019	2018
Equity Incentive Plans	$54,885	$67,796
KKR Holdings Principal Awards	23,666	27,282
Total (1)	$78,551	$95,078

(1)
Includes $(0.3) million and $4.3 million of equity based compensation for the three months ended March 31, 2019 and 2018 related to employees of equity method investees. Such amounts are included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

Equity Incentive Plans
On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR will not make any further grants under the 2010 Equity Incentive Plan, and the 2019 New Equity Incentive Plan became KKR's only plan for providing new equity-based awards. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. There are no significant differences in the expense recognition between the 2010 Equity Incentive Plan and the 2019 New Equity Incentive Plan.
Under the 2019 Equity Incentive Plan, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. Class A common stock. The total number of shares of Class A common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of Class A common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. Vested awards under the Equity Incentive Plans dilute KKR & Co. Inc. common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.
Equity awards have been granted under the Equity Incentive Plans and are generally subject to service-based vesting, typically over a three to five year period from the date of grant. In certain cases, these awards are subject to transfer restrictions and/or minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these awards are also subject to minimum retained ownership rules requiring the award recipient to continuously hold shares of Class A common stock equivalents equal to at least 15% of their cumulatively vested awards that have the minimum retained ownership requirement.
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
The following table presents information regarding the discount for the lack of participation rights in the expected dividends for shares granted subsequent to December 31, 2015:

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

Notes to Financial Statements (Continued)

Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 7% annually based upon expected turnover by class of recipient.
Market Condition Awards
On November 2, 2017, KKR's Co-Presidents and Co-Chief Operating Officers were each granted equity awards representing 2.5 million shares of KKR Class A common stock subject to a market price-based vesting condition ("Market Condition Awards"). These awards were granted under the 2010 Equity Incentive Plan. All of such awards will vest upon the market price of KKR Class A common stock reaching and maintaining a closing market price of $40 per share for 10 consecutive trading days on or prior to December 31, 2022, subject to the employee's continued service to the time of such vesting. If the $40 price target is not achieved by the close of business on December 31, 2022, the unvested Market Condition Awards will be automatically canceled and forfeited. These Market Condition Awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting. Due to the existence of the market condition, the vesting period for the Market Condition Awards is not explicit, and as such, compensation expense will be recognized over the period derived from the valuation technique used to estimate the grant-date fair value of the award (the "Derived Vesting Period").
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
As of March 31, 2019, there was approximately $10.7 million of estimated unrecognized compensation expense related to unvested Market Condition Awards and such awards did not meet their market-price based vesting condition.
As of March 31, 2019, there was approximately $340.4 million of total estimated unrecognized expense related to unvested awards, including Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2019	$132.8
2020	131.8
2021	58.5
2022	16.4
2023	0.9
Total	$340.4

Notes to Financial Statements (Continued)

A summary of the status of unvested awards granted under the Equity Incentive Plans, excluding Market Condition Awards as described above, from January 1, 2019 through March 31, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	33,400,183	$16.23
Granted	50,511	18.96
Vested	(15,440)	15.83
Forfeitures	(604,519)	17.43
Balance, March 31, 2019	32,830,735	$16.21

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.1 years.
A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plans is presented below:

Vesting Date	Shares
April 1, 2019	8,917,856
October 1, 2019	4,733,416
April 1, 2020	7,135,649
October 1, 2020	3,607,073
April 1, 2021	4,093,420
October 1, 2021	2,134,028
April 1, 2022	916,731
October 1, 2022	1,201,390
October 1, 2023	91,172
32,830,735
KKR Holdings Awards
KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into Class A common stock of KKR & Co. Inc. on a one-for-one basis. As of March 31, 2019 and 2018, KKR Holdings owned approximately 35.9% or 298,645,285 units and 40.5% or 333,648,078 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. All of the KKR Holdings units (except for less than 0.6% of the outstanding KKR Holdings units) have been granted as of March 31, 2019, and certain Holdings units remain subject to vesting.
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

Notes to Financial Statements (Continued)

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
KKR Holdings Awards give rise to equity-based compensation in the consolidated statements of operations based on the grant-date fair value of the award discounted for the lack of participation rights in the expected distributions on unvested units. This discount is consistent with that noted above for shares issued under the Equity Incentive Plans.
Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 7% annually based on expected turnover by class of recipient.
As of March 31, 2019, there was approximately $230.3 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2019	$70.7
2020	86.9
2021	47.2
2022	25.5
Total	$230.3
A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2019 through March 31, 2019 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	24,123,993	$14.42
Granted	—	—
Vested	—	—
Forfeitures	(270,000)	16.28
Balance, March 31, 2019	23,853,993	$14.40
The weighted average remaining vesting period over which unvested awards are expected to vest is 1.7 years.
A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
April 1, 2019	229,514
May 1, 2019	3,590,000
October 1, 2019	2,455,000
April 1, 2020	124,479
May 1, 2020	3,590,000
October 1, 2020	2,940,000
May 1, 2021	3,590,000
October 1, 2021	3,425,000
October 1, 2022	3,910,000
23,853,993

Notes to Financial Statements (Continued)

13. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	March 31, 2019	December 31, 2018
Amounts due from portfolio companies	$93,855	$82,204
Amounts due from unconsolidated investment funds	637,501	568,211
Amounts due from related entities	2,839	6,774
Due from Affiliates	$734,195	$657,189
Due to Affiliates consists of:

	March 31, 2019	December 31, 2018
Amounts due to KKR Holdings in connection with the tax receivable agreement	$108,270	$117,862
Amounts due to unconsolidated investment funds	146,511	157,722
Due to Affiliates	$254,781	$275,584
14. SEGMENT REPORTING
KKR operates through one operating and reportable segment. This single reportable segment reflects how the chief operating decision makers allocate resources and assess performance under KKR's "one-firm approach," which includes operating collaboratively across business lines, with predominantly a single expense pool.
KKR’s segment reporting is presented prior to giving effect to the allocation of income (loss) between KKR & Co. Inc. and KKR Holdings L.P. and as such represents the business in total. In addition, KKR’s segment reporting is presented without giving effect to the consolidation of the investment funds and CFEs that KKR manages as well as other consolidated entities that are not subsidiaries of KKR & Co. Inc. The segment measures used in KKR’s segment reporting, including segment revenues, segment expenses, after-tax distributable earnings, segment assets, segment liabilities, and segment book value are used by management in making operational and resource deployment decisions as well as assessing the overall performance of KKR’s business.
After-tax Distributable Earnings
After-tax distributable earnings is a performance measure of KKR’s earnings on a segment basis excluding mark-to-market gains (losses). Starting with the second quarter of 2018, it is defined as the amount of net realized earnings of KKR for a given reporting period, after deducting equity-based compensation. KKR revised the definition of after-tax distributable earnings starting in the second quarter of 2018, because it reflects how the chief operating decision makers allocate resources and assess the performance of KKR’s business. KKR believes that after-tax distributable earnings is useful to stockholders as it aligns KKR’s net realization performance with the manner in which KKR receives its revenues and determines the compensation of its employees. After-tax distributable earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy. Historically, equity-based compensation expense relating to the Equity Incentive Plans was not reflected in our calculation of after-tax distributable earnings. Under KKR’s segment presentation, equity-based compensation expense is included in after-tax distributable earnings as a component of compensation expense in order to reflect the dilutive nature of these non-cash equity-based awards. For comparability, after-tax distributable earnings for the comparable prior periods have been calculated using this definition.

Notes to Financial Statements (Continued)

The following table sets forth information regarding KKR's segment results:

	As of and for the Three Months Ended
	March 31, 2019	March 31, 2018
Segment Revenues
Fees and Other, Net
Management Fees	$292,296	$251,585
Transaction Fees	186,727	156,845
Monitoring Fees	25,651	17,530
Fee Credits	(107,416)	(43,774)
Total Fees and Other, Net	397,258	382,186

Realized Performance Income (Loss)
Carried Interest	330,345	202,555
Incentive Fees	19,537	16,407
Total Realized Performance Income (Loss)	349,882	218,962

Realized Investment Income (Loss)
Net Realized Gains (Losses)	44,712	7,875
Interest Income and Dividends	58,207	72,577
Total Realized Investment Income (Loss)	102,919	80,452
Total Segment Revenues	$850,059	$681,600

Segment Expenses
Compensation and Benefits (1)	340,286	300,480
Occupancy and Related Charges	13,957	13,583
Other Operating Expenses	74,910	57,905
Total Segment Expenses	$429,153	$371,968

Segment Operating Earnings	420,906	309,632

Interest Expense	44,130	50,192
Preferred Dividends	8,341	8,341
Income (Loss) Attributable to Noncontrolling Interests	359	1,203
Income Taxes Paid	53,993	14,168
After-tax Distributable Earnings	$314,083	$235,728

Segment Assets	$18,770,564	$16,243,603
Segment Liabilities	$4,100,354	$3,736,797
Segment Book Value	$14,148,206	$11,983,289

(1)	Includes equity-based compensation of $54.9 million and $67.8 million for the three months ended March 31, 2019 and 2018, respectively.

Notes to Financial Statements (Continued)

KKR's business lines are differentiated primarily by their business objectives, investment strategies and sources of revenue, and are summarized below.
Through KKR's Private Markets business line, KKR manages and sponsors private equity funds and co-investment vehicles, which invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to its traditional private equity funds, KKR sponsors investment funds that invest in growth equity and core investments. KKR also manages and sponsors investment funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy, and real estate.
Through KKR's Public Markets business line, KKR operates its combined credit and hedge funds platforms. KKR's credit platform invests capital in leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit, and revolving credit strategies, and alternative credit strategies including special situations and private credit opportunities, such as direct lending and private opportunistic credit investment strategies. KKR's hedge funds platform consists of hedge fund partnerships with third-party hedge fund managers in which KKR owns a minority stake.
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

Notes to Financial Statements (Continued)

The following tables provide KKR's segment revenues on a disaggregated basis by business line:

	Three Months Ended March 31, 2019
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$183,221	$109,075	$—	$—	$292,296
Transaction Fees	99,017	27,456	60,254	—	186,727
Monitoring Fees	25,651	—	—	—	25,651
Fee Credits	(82,342)	(25,074)	—	—	(107,416)
Total Fees and Other, Net	225,547	111,457	60,254	—	397,258

Realized Performance Income (Loss)
Carried Interest	330,345	—	—	—	330,345
Incentive Fees	675	18,862	—	—	19,537
Total Realized Performance Income (Loss)	331,020	18,862	—	—	349,882

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	44,712	44,712
Interest Income and Dividends	—	—	—	58,207	58,207
Total Realized Investment Income (Loss)	—	—	—	102,919	102,919
Total	$556,567	$130,319	$60,254	$102,919	$850,059

	Three Months Ended March 31, 2018
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$158,190	$93,395	$—	$—	$251,585
Transaction Fees	46,689	2,558	107,598	—	156,845
Monitoring Fees	17,530	—	—	—	17,530
Fee Credits	(41,343)	(2,431)	—	—	(43,774)
Total Fees and Other, Net	181,066	93,522	107,598	—	382,186

Realized Performance Income (Loss)
Carried Interest	202,555	—	—	—	202,555
Incentive Fees	—	16,407	—	—	16,407
Total Realized Performance Income (Loss)	202,555	16,407	—	—	218,962

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	7,875	7,875
Interest Income and Dividends	—	—	—	72,577	72,577
Total Realized Investment Income (Loss)	—	—	—	80,452	80,452
Total	$383,621	$109,929	$107,598	$80,452	$681,600

Notes to Financial Statements (Continued)

The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's segment information:
Revenues

	Three Months Ended
	March 31, 2019	March 31, 2018
Total GAAP Revenues	$1,187,480	$472,606
Add: Management Fees - Consolidated Funds and Other	121,949	64,596
Deduct: Fee Credits - Consolidated Funds	3,939	14,721
Deduct: Capital Allocation-Based Income (GAAP)	814,932	78,212
Add: Segment Realized Carried Interest	330,345	202,555
Add: Segment Realized Investment Income (Loss)	102,919	80,452
Deduct: Revenue Earned by Other Consolidated Entities	29,703	25,465
Deduct: Expense Reimbursements	44,060	20,211
Total Segment Revenues	$850,059	$681,600

Expenses

	Three Months Ended
	March 31, 2019	March 31, 2018
Total GAAP Expenses	$728,767	$436,601
Deduct: Equity-based and Other Compensation - KKR Holdings L.P.	23,743	32,695
Deduct: Segment Unrealized Performance Income Compensation	159,880	(43,123)
Deduct: Amortization of Intangibles	535	5,030
Deduct: Reimbursable Expenses	52,032	26,093
Deduct: Operating Expenses relating to Other Consolidated Entities	51,818	44,309
Add: Other	(11,606)	371
Total Segment Expenses	$429,153	$371,968

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders

	Three Months Ended
	March 31, 2019	March 31, 2018
GAAP Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$700,978	$170,102
Add: Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	481,368	121,002
Add: Equity-based and Other Compensation - KKR Holdings L.P.	23,118	32,695
Add: Amortization of Intangibles and Other, net	56,153	47,709
Deduct: Unrealized Carried Interest	401,612	(111,732)
Deduct: Net Unrealized Gains (Losses)	819,402	207,862
Add: Unrealized Performance Income Compensation	159,880	(43,123)
Add: Income Tax Provision	167,593	17,641
Deduct: Income Taxes Paid	53,993	14,168
After-tax Distributable Earnings	$314,083	$235,728

Notes to Financial Statements (Continued)

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

Assets

	As of March 31,
	2019	2018
GAAP Assets	$52,004,019	$47,579,153
Impact of Consolidation of Investment Vehicles and Other Entities	(31,561,635)	(29,972,064)
Carry Pool Reclassification	(1,089,045)	(1,176,070)
Other Reclassifications	(582,775)	—
Impact of KKR Management Holdings Corp.	—	(187,416)
Segment Assets (1)	$18,770,564	$16,243,603

Liabilities

	As of March 31,
	2019	2018
GAAP Liabilities	$25,796,178	$25,810,215
Impact of Consolidation of Investment Vehicles and Other Entities	(20,024,004)	(20,775,320)
Carry Pool Reclassification	(1,089,045)	(1,176,070)
Other Reclassifications	(582,775)	—
Impact of KKR Management Holdings Corp.	—	(122,028)
Segment Liabilities (1)	$4,100,354	$3,736,797

Stockholders' Equity

	As of March 31,
	2019	2018
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	$8,839,817	$6,918,185
Impact of Consolidation of Investment Vehicles and Other Entities	246,793	254,777
Other Reclassifications	(17,446)	(17,446)
Noncontrolling Interests Held by KKR Holdings L.P.	5,079,042	4,893,161
Impact of KKR Management Holdings Corp.	—	(65,388)
Segment Book Value (1)	$14,148,206	$11,983,289

(1)	As of March 31, 2019, KKR's segment assets, liabilities, and book value reflect KKR's tax assets and liabilities prepared under GAAP.

Notes to Financial Statements (Continued)

15. EQUITY
Share Repurchase Program
KKR increased the available amount under its repurchase program to $500 million, which may be used for the repurchase of its shares of Class A common stock of KKR & Co. Inc. and retirement of equity awards issued pursuant to the Equity Incentive Plans. Under this repurchase program, shares of Class A common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of Class A common stock of KKR & Co. Inc., and the program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2019, approximately 1.4 million shares of Class A common stock were repurchased pursuant to this program. There were no shares of Class A common stock repurchased pursuant to this program during the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, no equity awards were retired pursuant to this program.
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

Notes to Financial Statements (Continued)

The following table presents the calculation of total noncontrolling interests:

	Three Months Ended March 31, 2019
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$10,984,910	$4,625,448	$15,610,358
Net income (loss) attributable to noncontrolling interests (1)	436,359	481,368	917,727
Other comprehensive income (loss), net of tax (2)	2,511	121	2,632
Exchange of KKR Holdings Units to Class A Common Stock (3)	—	(7,094)	(7,094)
Equity-based and other non-cash compensation	—	23,118	23,118
Capital contributions	1,194,792	23	1,194,815
Capital distributions	(812,144)	(43,942)	(856,086)
Balance at the end of the period	$11,806,428	$5,079,042	$16,885,470

(1)	Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests held by KKR Holdings.

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

Net income (loss) attributable to each of KKR & Co. Inc. Class A common stockholders and KKR Holdings, with the exception of certain tax assets and liabilities that are directly allocable to KKR & Co. Inc., is attributed based on the percentage of the weighted average KKR Group Partnership Units directly or indirectly held by KKR & Co. Inc. and KKR Holdings, each of which directly or indirectly holds equity of the KKR Group Partnerships. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings, (ii) the periodic exchange of KKR Holdings units for KKR & Co. Inc. Class A common stock pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the Equity Incentive Plans, equity allocations shown in the consolidated statement of changes in equity differ from their respective pro rata ownership interests in KKR's net assets.
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$1,627,046	$602,894
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	—	25,674
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	436,359	277,775
Less: Preferred Stock Dividends	8,341	8,341
Plus: Income tax expense (benefit) attributable to KKR & Co. Inc.	158,962	6,068
Net income (loss) attributable to KKR & Co. Inc. Class A Common Stockholders and KKR Holdings	$1,341,308	$297,172

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$481,368	$121,002
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

Notes to Financial Statements (Continued)

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
The following table presents the rollforward of Redeemable Noncontrolling Interests:

For the Three Months Ended March 31,
2019
Balance at the beginning of the period	$1,122,641
Changes in consolidation	(1,122,641)
Balance at the end of the period	$—
16. COMMITMENTS AND CONTINGENCIES
Funding Commitments
As of March 31, 2019, KKR had unfunded commitments consisting of $5,086.9 million to its active investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets business line. As of March 31, 2019, these commitments amounted to $153.7 million and $516.2 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for KKR's Capital Markets business line are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown occurring after March 31, 2019. KKR's capital markets business has an arrangement with a third party, which reduces its risk when underwriting certain debt transactions, and thus our unfunded commitments as of March 31, 2019 are reduced to reflect the amount to be funded by such third party. In the case of purchases of investments or assets in KKR's Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
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
As of March 31, 2019, the approximate aggregate minimum future lease payments, net of sublease income, required on the operating leases are as follows:

April 2019 - March 2020	$50,312
April 2020 - March 2022	66,055
April 2022 - March 2024	26,828
April 2024 and thereafter	18,855
Total minimum payments required	162,050
Less: Imputed Interest	(9,977)
Total operating lease liabilities	$152,073
As of March 31, 2019, KKR has an additional operating lease for office space that has not yet commenced with minimum future lease payments of approximately $87.2 million over a lease term of 15 years.

Notes to Financial Statements (Continued)

As of December 31, 2018, the approximate aggregate minimum future lease payments, net of sublease income, required on the operating leases are as follows:

2019	$50,649
2020 - 2021	69,263
2022 - 2023	29,687
2024 and thereafter	76,332
Total minimum payments required (1)	$225,931
(1) Table depicts aggregate minimum future lease payments under ASC 840.
Contingent Repayment Guarantees
The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of March 31, 2019, no carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their March 31, 2019 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $2.1 billion. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.
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

Notes to Financial Statements (Continued)

Litigation
From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR's business. KKR's business is also subject to extensive regulation, which may result in regulatory proceedings against it.
In December 2017, KKR & Co. L.P. and its Co-Chief Executive Officers were named as defendants in a lawsuit pending in Kentucky state court alleging, among other things, the violation of fiduciary and other duties in connection with certain separately managed accounts that Prisma Capital Partners LP, a former subsidiary of KKR, manages for the Kentucky Retirement Systems. Also named as defendants in the lawsuit are certain current and former trustees and officers of the Kentucky Retirement Systems, Prisma Capital Partners LP, and various other service providers to the Kentucky Retirement Systems and their related persons. The defendants’ motion to dismiss was denied by the trial court in November 2018, but in April 2019 the Kentucky Court of Appeals vacated the trial court's opinion and order denying the motion to dismiss the case for lack of standing. The decision of the Court of Appeals has been appealed by plaintiffs to the Supreme Court of Kentucky.
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
17. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.125 per share of Class A common stock of KKR & Co. Inc. was announced on April 30, 2019, and will be paid on May 28, 2019 to Class A common stockholders of record as of the close of business on May 13, 2019. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.
Preferred Stock Dividend
A dividend of $0.421875 per share of Series A Preferred Stock has been declared as announced on April 30, 2019 and set aside for payment on June 17, 2019 to holders of record of Series A Preferred Stock as of the close of business on June 1, 2019.
A dividend of $0.406250 per share of Series B Preferred Stock has been declared as announced on April 30, 2019 and set aside for payment on June 17, 2019 to holders of record of Series B Preferred Stock as of the close of business on June 1, 2019.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. Inc., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 15, 2019 (our "Annual Report"), including the audited consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-looking Statements" and "Risk Factors" in this report, our Annual Report, and our other filing with the SEC. Actual results may differ materially from those contained in any forward-looking statements.

The unaudited condensed consolidated financial statements and the related notes included elsewhere in this report are hereafter referred to as the "financial statements." Additionally, the condensed consolidated statements of financial condition are referred to herein as the “consolidated statements of financial condition”; the condensed consolidated statements of operations are referred to herein as the “consolidated statements of operations”;  the condensed consolidated statements of comprehensive income (loss) are referred to herein as the “consolidated statements of comprehensive income (loss)”; the condensed consolidated statements of changes in equity are referred to herein as the “consolidated statements of changes in equity”; and the condensed consolidated statements of cash flows are referred to herein as the “ consolidated statements of cash flows."

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
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 360 private equity investments in portfolio companies with a total transaction value in excess of $610 billion as of March 31, 2019. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, hedge funds, capital markets, infrastructure, energy, real estate, growth equity and core investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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

Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating consultants, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of March 31, 2019, approximately 78% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.
Our Business Lines

Private Markets

Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity and core equity investments. We also manage and sponsor investment funds that invest capital in real assets, such as infrastructure, energy, and real estate. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of March 31, 2019, Private Markets business line had $108.1 billion of AUM and FPAUM of $71.6 billion, consisting of $47.4 billion in private equity (including growth equity and core investments), $18.4 billion in real assets (including infrastructure, energy, and real estate) and $5.8 billion in other related strategies.

The table below presents information as of March 31, 2019, relating to our current private equity, growth equity, core investment, and real asset funds and other investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2019.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest

Private Equity and Growth Equity Funds
European Fund V	3/2019	(6)	$5,252.2	$5,252.2	7.6%	$—	$—	$—	$—	$—
Asian Fund III	4/2017	4/2023	9,000.0	6,654.5	5.6%	2,345.5	—	2,345.5	2,988.2	83.5
Americas Fund XII	1/2017	1/2023	13,500.0	8,219.7	6.0%	5,299.0	89.0	5,295.1	5,819.6	55.2
Health Care Strategic Growth Fund	12/2016	12/2021	1,331.0	1,133.7	11.3%	197.3	—	197.3	294.6	5.4
Next Generation Technology Growth Fund	3/2016	3/2021	658.9	149.5	22.5%	509.4	—	509.4	969.9	45.4
European Fund IV	12/2014	3/2019	3,513.9	920.3	5.6%	2,686.4	461.2	2,303.2	3,834.1	272.0
Asian Fund II	4/2013	4/2017	5,825.0	626.2	1.3%	6,205.5	2,761.9	4,546.4	6,895.5	469.4
North America Fund XI	9/2012	1/2017	8,718.4	837.1	2.9%	9,315.3	9,361.8	5,555.4	9,370.3	747.1
China Growth Fund (4)	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	726.9	579.1	580.9	(0.5)
European Fund III (4)	3/2008	3/2014	5,560.4	223.5	5.1%	5,336.9	10,374.7	436.1	520.2	18.7
Asian Fund (4)	7/2007	4/2013	3,983.3	—	2.5%	3,945.9	8,474.5	179.1	230.7	11.4
2006 Fund (4)	9/2006	9/2012	17,642.2	337.7	2.1%	17,304.5	29,816.6	3,592.7	5,723.8	420.3
European Fund II (4)	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,479.3	—	58.8	4.6
Millennium Fund (4)	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	14,123.1	—	6.1	1.3
Private Equity and Growth Equity Funds			87,746.1	24,354.4		65,906.5	84,669.0	25,539.3	37,292.7	2,133.8

Co-Investment Vehicles and Other	Various	Various	9,750.6	4,305.3	Various	5,667.6	4,082.1	3,800.2	5,112.8	242.3

Total Private Equity and Growth Equity Funds			97,496.7	28,659.7		71,574.1	88,751.1	29,339.5	42,405.5	2,376.1

Real Assets
Energy Income and Growth Fund	9/2013	6/2018	1,974.2	59.3	12.9%	1,961.1	648.3	1,407.6	1,609.1	—
Natural Resources Fund (4)	Various	Various	887.4	1.7	Various	885.7	119.2	198.3	168.3	—
Global Energy Opportunities	Various	Various	979.2	329.4	Various	479.6	95.5	343.2	295.2	—
Global Infrastructure Investors	9/2011	10/2014	1,040.2	25.4	4.8%	1,047.6	1,295.2	377.9	553.0	19.8
Global Infrastructure Investors II	10/2014	6/2018	3,040.3	393.4	4.1%	2,877.0	339.5	2,614.8	3,334.4	72.5
Global Infrastructure Investors III	6/2018	6/2024	7,166.8	6,668.0	3.8%	498.8	—	498.8	466.6	—
Real Estate Partners Americas	5/2013	5/2017	1,229.1	352.7	16.3%	1,004.3	1,146.4	338.5	342.9	19.1
Real Estate Partners Americas II	5/2017	12/2020	1,921.2	1,308.0	7.8%	668.3	104.0	606.2	653.2	—
Real Estate Partners Europe	9/2015	6/2020	710.5	285.2	9.5%	438.5	22.3	422.1	518.0	8.3
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130.0	243.5	4.4%	886.5	71.5	886.5	916.1	4.9
Co-Investment Vehicles and Other	Various	Various	2,612.9	1,219.8	Various	1,393.1	706.2	1,389.9	1,619.8	4.5

Real Assets			$22,691.8	$10,886.4		$12,140.5	$4,548.1	$9,083.8	$10,476.6	$129.1

Other
Core Investment Vehicles	Various	Various	9,500.0	6,342.0	36.8%	3,158.0	—	3,158.0	3,941.6	33.9
Unallocated Commitments (5)			2,540.3	2,540.3	Various	—	—	—	—	—

Private Markets Total			$132,228.8	$48,428.4		$86,872.6	$93,299.2	$41,581.3	$56,823.7	$2,539.1

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on March 31, 2019, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital, with the limited partners' investment further reduced for any realized gains from which the general partner did not receive a carried interest.

(4)	The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.

(5)	"Unallocated Commitments" represent unallocated commitments from our strategic investor partnerships.

(6)	Six years from first investment date.

The table below presents information as of March 31, 2019, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since March 31, 2019, or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	14,123.1	6.1	14,129.2	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,750.8	5,750.8	8,479.3	58.8	8,538.1	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,304.5	29,816.6	5,723.8	35,540.4	11.8%	9.2%	2.1
Asian Fund (2007)	3,983.3	3,945.9	8,474.5	230.7	8,705.2	18.9%	13.7%	2.2
European Fund III (2008) (2)	5,560.4	5,336.9	10,374.7	520.2	10,894.9	16.9%	11.8%	2.0
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	199.6	—	199.6	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010.0	1,010.0	726.9	580.9	1,307.8	8.0%	3.3%	1.3
Natural Resources Fund (2010)	887.4	885.7	119.2	168.3	287.5	(22.3)%	(24.2)%	0.3
Global Infrastructure Investors (2011) (2)	1,040.2	1,047.6	1,295.2	553.0	1,848.2	15.1%	13.1%	1.8
North America Fund XI (2012)	8,718.4	9,315.3	9,361.8	9,370.3	18,732.1	24.6%	19.5%	2.0
Asian Fund II (2013)	5,825.0	6,205.5	2,761.9	6,895.5	9,657.4	18.3%	13.4%	1.6
Real Estate Partners Americas (2013)	1,229.1	1,004.3	1,146.4	342.9	1,489.3	18.9%	13.9%	1.5
Energy Income and Growth Fund (2013)	1,974.2	1,961.1	648.3	1,609.1	2,257.4	5.9%	3.3%	1.2
Global Infrastructure Investors II (2014) (2)	3,040.3	2,877.0	339.5	3,334.4	3,673.9	14.2%	11.7%	1.3
European Fund IV (2015) (2)	3,513.9	2,686.4	461.2	3,834.1	4,295.3	25.2%	18.9%	1.6
Real Estate Partners Europe (2015) (2)	710.5	438.5	22.3	518.0	540.3	17.7%	10.9%	1.2
Next Generation Technology Growth Fund (2016)	658.9	509.4	—	969.9	969.9	59.6%	48.3%	1.9
Health Care Strategic Growth Fund (2016)	1,331.0	197.3	—	294.6	294.6	86.3%	26.6%	1.5
Americas Fund XII (2017) (3)	13,500.0	5,299.0	89.0	5,819.6	5,908.6	—	—	—
Real Estate Credit Opportunity Partners (2017) (3)	1,130.0	886.5	71.5	916.1	987.6	—	—	—
Asian Fund III (2017) (3)	9,000.0	2,345.5	—	2,988.2	2,988.2	—	—	—
Real Estate Partners Americas II (2017) (3)	1,921.2	668.3	104.0	653.2	757.2	—	—	—
Core Investment Vehicles (2017) (3)	9,500.0	3,158.0	—	3,941.6	3,941.6	—	—	—
Global Infrastructure Investors III (2018) (2)(3)	7,166.8	498.8	—	466.6	466.6	—	—	—
European Fund V (2019) (2)(3)	5,252.2	—	—	—	—	—	—	—
Subtotal - Included Funds	119,627.0	82,613.5	97,372.7	49,795.9	147,168.6	15.8%	11.7%	1.9

All Funds	$136,101.5	$99,088.0	$147,642.0	$49,795.9	$197,437.9	25.6%	18.8%	2.0

(1)
These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction").

(2)
The following table presents information regarding investment funds with euro-denominated commitments. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on March 31, 2019, in the case of unfunded commitments.

Private Markets Investment Funds	Commitment (€ in millions)
European Fund	€196.5
European Fund II	€2,597.5
European Fund III	€2,882.8
E2 Investors (Annex Fund)	€55.5
European Fund IV	€1,626.1
Global Infrastructure Investors	€30.0
Global Infrastructure Investors II	€243.8
Real Estate Partners Europe	€276.6
Global Infrastructure Investors III	€987.0
European Fund V	€1,598.5

(3)
The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to March 31, 2019. None of the Americas Fund XII, Real Estate Credit Opportunity Partners, Asian Fund III, Real Estate Partners Americas II, our Core Investment Vehicles, Global Infrastructure Investors III, or European Fund V has invested for at least 24 months as of March 31, 2019. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.

(4)
An investment is considered realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have either made their first investment more recently than 24 months prior to March 31, 2019 or have not had any realizations.

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

Public Markets

Through our Public Markets business line, we operate our combined credit and hedge funds platforms. Our credit business invests capital in (i) leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations and private credit strategies such as direct lending and private opportunistic credit (or mezzanine) investment strategies. The funds, CLOs, separately managed accounts, investment companies registered under the Investment Company Act of 1940 (the "Investment Company Act"), including business development companies ("BDCs"), and alternative investment funds ("AIFs") in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser and KKR Credit Advisors (Ireland) Unlimited Company, regulated by the Central Bank of Ireland ("CBI"). Our Public Markets business line also includes our hedge funds platform, which consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "hedge fund partnerships"). Our hedge fund partnerships offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds and credit hedge funds. Our BDC platform consists of BDCs advised by FS/KKR Advisor, LLC (“FS/KKR Advisor”), which began serving as the investment adviser to BDCs that were previously advised or sub-advised by KKR and Franklin Square Holdings, L.P. (“FS Investments”) following the completion of our strategic partnership with FS Investments on April 9, 2018 (the “FS Investments Transaction”).

We intend to continue to grow the Public Markets business line by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

As of March 31, 2019, our Public Markets business line had $91.4 billion of AUM, comprised of $36.1 billion of assets managed in our leveraged credit strategies (which include $2.5 billion of assets managed in our opportunistic credit strategy and $1.9 billion of assets managed in our revolving credit strategy), $6.6 billion of assets managed in our special situations strategy, $23.7 billion of assets managed in our private credit strategies, $24.3 billion of assets managed through our hedge fund platform, and $0.7 billion of assets managed in other strategies. Our private credit strategies include $17.5 billion of assets managed in our direct lending strategy and $6.2 billion of assets managed in our private opportunistic credit strategy. Assets managed through our hedge fund platform represent KKR's pro rata portion of AUM of our hedge fund partnerships. Our BDC platform has approximately $17.0 billion in combined assets under management, which are reflected in the AUM of our leveraged credit strategies and alternative credit strategies above. We report all of the assets under management of the BDCs in our BDC platform.
Credit

Performance
We generally review our performance in our credit platform by investment strategy.

Our leveraged credit strategies principally invest through separately managed accounts, BDCs, CLOs and investment funds. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to March 31, 2019. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.73%	7.11%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	6.07%
Opportunistic Credit (3)	May 2008	12.23%	10.27%	BoAML HY Master II Index (3)	6.35%
Bank Loans	Apr 2011	5.17%	4.57%	S&P/LSTA Loan Index (4)	4.14%
High-Yield	Apr 2011	6.81%	6.22%	BoAML HY Master II Index (5)	6.18%
Bank Loans Conservative	Apr 2011	4.52%	3.92%	S&P/LSTA BB-B Loan Index (6)	4.14%
European Leveraged Loans (7)	Sep 2009	4.99%	4.47%	CS Inst West European Leveraged Loan Index (8)	4.41%
High-Yield Conservative	Apr 2011	6.19%	5.61%	BoAML HY BB-B Constrained (9)	6.11%
European Credit Opportunities (7)	Sept 2007	5.47%	4.57%	S&P European Leveraged Loans (All Loans) (10)	4.25%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

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

(11)	This strategy has not called any capital as of March 31, 2019. As a result, the gross and net return performance measures are not meaningful and are not included above.
Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to March 31, 2019. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Special Situations Fund	Dec 2012	$2,274.3	$2,272.7	$1,436.2	$1,211.9	$2,648.1	4.3%	2.3%	1.2	$—
Special Situations Fund II	Dec 2014	3,524.7	2,348.7	176.8	2,412.8	2,589.6	5.3%	2.9%	1.1	—
Mezzanine Partners	Mar 2010	1,022.8	913.9	1,060.1	292.6	1,352.7	12.8%	8.2%	1.5	65.1
Private Credit Opportunities Partners II	Dec 2015	2,245.1	1,013.3	27.0	1,014.8	1,041.8	4.3%	2.6%	1.0	—
Lending Partners	Dec 2011	460.2	405.3	434.9	63.2	498.1	6.0%	4.5%	1.2	—
Lending Partners II	Jun 2014	1,335.9	1,179.1	1,009.1	518.6	1,527.7	11.3%	9.1%	1.3	44.2
Lending Partners III	Apr 2017	1,497.8	432.2	35.3	456.9	492.2	N/A	N/A	N/A	4.8
Lending Partners Europe	Mar 2015	847.6	544.2	93.4	510.4	603.8	8.6%	5.3%	1.1	—
Other Alternative Credit Vehicles	Various	8,460.1	4,422.3	2,859.7	3,032.0	5,891.7	N/A	N/A	N/A	80.4
Unallocated Commitments (4)	Various	450.0	—	—	—	—	N/A	N/A	N/A	—
All Funds		$22,118.5	$13,531.7	$7,132.5	$9,513.2	$16,645.7				$194.5
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

Public Markets AUM and Vehicle Structures
The table below presents information as of March 31, 2019, based on the investment funds, vehicles or accounts offered by our Public Markets business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$19,822	$18,478	0.10% - 1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	13,323	13,323	0.40% - 0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	33,145	31,801

Alternative Credit: (3)
Special Situations	6,838	4,376	0.90% - 1.75% (4)	10.00 - 20.00%	7.00 - 12.00%	8-15 Years (2)
Private Credit	10,035	4,318	0.50% - 1.50%	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (2)
Total Alternative Credit	16,873	8,694

Hedge Funds (5)	24,328	18,582	0.50% - 2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	17,038	17,038	0.60%	8.00%	7.00%	Indefinite
Total	$91,384	$76,115

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

(3)	Our alternative credit funds generally have investment periods of three to five years and our newer alternative credit funds generally earn fees on invested capital during the investment period.

(4)	Lower fees on uninvested capital in certain vehicles.

(5)	Hedge Funds represent KKR's pro rata portion of AUM and FPAUM of our hedge fund partnerships, which consist of minority stakes in third-party hedge fund managers.

(6)	Consists of our BDC platform advised by FS/KKR Advisor, LLC. We report all of the assets under management of the BDCs in AUM and FPAUM.

Capital Markets

Our Capital Markets business line is comprised of our global capital markets business, which is integrated with KKR's other business lines, and serves our firm, our portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings, and providing other types of capital markets services that may result in the firm receiving fees, including underwriting, placement, transaction and syndication fees, commissions, underwriting discounts, interest payments and other compensation, which may be payable in cash or securities, in respect of the activities described above.

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

The chart below presents the holdings of our Principal Activities business line by asset class as of March 31, 2019.

Holdings by Asset Class (1)

(1)
This presentation includes our capital commitments to our funds. Assets and revenues of other asset managers with which KKR has formed hedge fund partnerships where KKR does not hold more than 50% ownership interest are not included in Principal Activities but are reported in the financial results of our other business lines. Private Equity includes KKR private equity funds, co-investments alongside such KKR-sponsored private equity funds, core private equity funds, and other opportunistic investments. However, equity investments in other asset classes, such as real estate, alternative credit and energy appear in these other asset classes. Other Credit consists of other leveraged credit and specialty finance strategies.

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

As of March 31, 2019, key economic indicators of U.S. economic growth showed positive signs in the first quarter of 2019, while the widely-held expectation remained that the U.S. economy will grow at a slower rate in 2019 than last year. After raising its benchmark interest rate four times in 2018, the U.S. Federal Reserve suggested in March 2019 that it would not raise the rate in 2019 and on May 1, 2019, announced its decision to keep the rate unchanged. In the United States, real GDP growth was 3.2%, on a seasonally adjusted annualized basis, for the quarter ended March 31, 2019, compared to 2.2% for the quarter ended December 31, 2018; the U.S. unemployment rate was 3.8% as of March 31, 2019, down from 3.9% as of December 31, 2018; U.S. core consumer price index was 2.0% on a year-over-year basis as of March 31, 2019, down from 2.2% on a year-over-year basis as of December 31, 2018; and the effective federal funds rate set by the U.S. Federal Reserve was 2.4% as of March 31, 2019, flat compared to 2.4% as of December 31, 2018.
As of March 31, 2019, the European Union continued to display signs of slow-down in economic growth, stemming in part from political uncertainty and weak economic momentum in the region. In the Euro Area, real GDP growth is estimated to be 0.2%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended March 31, 2019, compared to 0.2%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended December 31, 2018; the Euro Area unemployment rate was 7.8% as of March 31, 2019, down from 7.9% as of December 31, 2018; Euro Area core inflation was 0.8% on a year-over-year basis as of March 31, 2019, down from 0.9% on a year-over-year basis as of December 31, 2018; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of March 31, 2019, unchanged from December 31, 2018.
As of March 31, 2019, the Bank of Japan maintained its accommodative monetary policy, and announced in April 2019 its intention to keep rates very low at least until the spring of 2020; it also projected a continued "moderate expanding trend" for Japan's economy, despite the slowdown in overseas economies. The Chinese economy exhibited only a slight moderation in reported economic growth in the first quarter of 2019, easing concerns of a further slowdown. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of March 31, 2019, unchanged from December 31, 2018; and in China, reported real GDP was 1.4%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended March 31, 2019, compared to 1.5% in the quarter ended December 31, 2018.
These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. Other key issues include (i) political uncertainty caused by, among other things, populist political parties and economic nationalist sentiments, (ii) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, and austerity programs, (iii) increased volatility in stock markets, (iv) an unexpected shift in the U.S. Federal Reserve's monetary policies and its impact on the markets and (v) technological advancements and innovations that may disrupt marketplaces and businesses. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" in our Annual Report.
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

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended March 31, 2019, global equity markets were positive, with the S&P 500 Index up 13.6% and the MSCI World Index up 12.6% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (the "VIX"), a measure of volatility, ended at 13.7 as of March 31, 2019, decreasing from 25.4 as of December 31, 2018. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report.
Many of our investments are also in non-investment grade credit instruments, and our funds and our portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightening credit spreads are generally expected to lead to an increase, and widening credit spreads are generally expected to lead to a decrease, in the value of these credit investments, if not offset by hedging or other factors. In addition, the significant widening of credit spreads is also typically expected to negatively impact equity markets, which in turn would negatively impact our portfolio and us as noted above. During the quarter ended March 31, 2019, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widened by 32 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) widened by 128 basis points. The non-investment grade credit indices were up during the quarter ended March 31, 2019, with the S&P/LSTA Leveraged Loan Index up 4.0% and the BofAML HY Master II Index up 7.4%. During the quarter ended March 31, 2019, 10-year government bond yields fell 28 basis points in the United States, fell 28 basis points in the United Kingdom, fell 31 basis points in Germany, fell 24 basis points in China and fell 8 basis points in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report.

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
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended March 31, 2019, the euro fell 2.2%, the British pound rose 2.2%, the Japanese yen fell 1.1%, and the Chinese renminbi rose 2.5%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk" in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended March 31, 2019, the long-term price of WTI crude oil increased approximately 8%, while the long-term price of natural gas increased approximately 2%. The long-term price of WTI crude oil increased from approximately $50 per barrel to $54 per barrel, and the long-term price of natural gas increased from approximately $2.60 per mcf to $2.66 per mcf as of December 31, 2018 and March 31, 2019, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In addition, because we hold certain energy assets, which had a fair value of $0.7 billion as of March 31, 2019 on our balance sheet, these price movements would have an amplified impact on our financial results, to the extent unhedged, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report.

Business Conditions
Our segment revenues consist of fees, performance income and investment income. Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation or income. Since 2010, we have expanded into strategies such as energy, infrastructure, real estate, growth equity, core, credit and, through hedge fund partnerships, hedge funds. In several of these strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Americas XII, Asian III, Real Estate Partners Americas II and Global Infrastructure Investors III funds exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship private equity funds or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. New capital organically raised in AUM for the quarters ended March 31, 2019 and 2018 were $6.3 billion and $10.6 billion, respectively. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" in our Annual Report.
Our ability to successfully deploy capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital available to us and participate in capital markets transactions. Greater competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Additionally, because we seek to make investments that have an ability to achieve our targeted returns while taking on a reasonable level of risk, we may experience periods of reduced investment activity. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. Reduced levels of transaction activity also tends to result in reduced potential future investment gains, lower transaction fees and lower fees for our Capital Markets business line, which may earn fees in the syndication of equity or debt. Capital invested for the quarters ended March 31, 2019 and 2018 were $5.5 billion and $5.4 billion, respectively, and syndicated capital for the quarters ended March 31, 2019 and 2018 were $0.3 billion and $0.6 billion, respectively.

Our ability to realize investments. Challenging market and economic conditions may adversely affect our ability to exit and realize value from our investments and result in lower-than-expected returns. Although the equity markets are not the only means by which we exit investments, the strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in our private equity portfolio companies in a timely manner. We may also realize investments through strategic sales. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our investments. For the quarters ended March 31, 2019 and 2018, through exit activity in our investments, we realized carried interest of $0.3 billion and $0.2 billion, respectively.

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

For a further discussion of our consolidation policies, see Note 2 "Summary of Significant Accounting Policies" to the financial statements included elsewhere in this report.

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

Capital Allocation-Based Income
Capital allocation-based income is earned from those arrangements whereby KKR serves as general partner and includes income from KKR's capital interest as well as "carried interest" which entitles KKR to a disproportionate allocation of investment income from investment funds' limited partners.
For a further discussion of our revenue policies, see Note 2 "Summary of Significant Accounting Policies" to the financial statements included elsewhere in this report.
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

Income Taxes

On July 1, 2018, we converted from a Delaware limited partnership to a Delaware corporation (the "Conversion"). Prior to the Conversion, KKR’s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR is subject to U.S. corporate income taxes, resulting in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion.

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
For a further discussion of our income tax policies and further information about the impact of the Conversion, see Note 2 "Summary of Significant Accounting Policies" and Note 11 "Income Taxes" to the financial statements included elsewhere in this report.
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
For a further discussion of our noncontrolling interests policies, see Note 2 "Summary of Significant Accounting Policies" to the financial statements included elsewhere in this report.
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
We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP, if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within Note 14 "Segment Reporting" to the financial statements included elsewhere in this report and under "—Segment Balance Sheet."
Adjusted Shares
Adjusted shares are used as a measure of the total common equity ownership of KKR that is held by KKR & Co. Inc. (including equity awards issued under our Equity Incentive Plans, but excluding preferred stock), KKR Holdings, and other holders of securities exchangeable into Class A common stock of KKR & Co. Inc. and represent the fully diluted share count of Class A common stock using the if-converted method. We believe this measure is useful to stockholders as it provides an indication of the total common equity ownership of KKR as if all outstanding KKR Holdings units, equity awards issued under our Equity Incentive Plans and other exchangeable securities had been exchanged for Class A common stock of KKR & Co. Inc. The 6.75% Series A Preferred Stock ("Series A Preferred Stock") and 6.50% Series B Preferred Stock ("Series B Preferred Stock") are not exchangeable for Class A common stock of KKR & Co. Inc.
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
After-tax Distributable Earnings
After-tax distributable earnings is a performance measure of KKR’s earnings on a segment basis excluding mark-to-market gains (losses). Starting with the second quarter of 2018, it is defined as the amount of net realized earnings of KKR for a given reporting period, after deducting equity-based compensation. KKR revised the definition of after-tax distributable earnings starting in the second quarter of 2018, because it reflects how the chief operating decision makers allocate resources and assess performance of KKR’s business. KKR believes that after-tax distributable earnings is useful to stockholders as it aligns KKR’s net realization performance with the manner in which KKR receives its revenues and determines the compensation of its employees. After-tax distributable earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy. Historically equity-based compensation expense relating to our Equity Incentive Plans was not reflected in our calculation of after-tax distributable earnings. Under KKR’s segment presentation, equity-based compensation expense is included in after-tax distributable earnings as a component of compensation expense in order to reflect the dilutive nature of these non-cash equity-based awards. For comparability, after-tax distributable earnings for the comparable prior periods have been calculated using this definition.

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
Capital Invested
Capital invested is the aggregate amount of capital invested by (i) KKR’s investment funds, (ii) KKR's Principal Activities business line as a co-investment, if any, alongside KKR’s investment funds, and (iii) KKR's Principal Activities business line in connection with a syndication transaction conducted by KKR's Capital Markets business line, if any. Capital invested is used as a measure of investment activity at KKR during a given period. We believe this measure is useful to stockholders as it provides a measure of capital deployment across KKR’s business lines. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable.  Capital invested excludes (i) investments in certain leveraged credit strategies, (ii) capital invested by KKR’s Principal Activities business line that is not a co-investment alongside KKR’s investment funds, and (iii) capital invested by KKR’s Principal Activities business line that is not invested in connection with a syndication transaction by KKR’s Capital Markets business line. Capital syndicated by KKR's Capital Markets business line to third parties other than KKR’s investment funds or Principal Activities business line is not included in capital invested.  See also syndicated capital.
Fee Paying AUM ("FPAUM")
Fee paying AUM represents only the AUM from which KKR is entitled to receive management fees. We believe this measure is useful to stockholders as it provides additional insight into the capital base upon which KKR earns management fees. FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's and its hedge fund and BDC partnership management fees and differs from AUM in the following respects: (i) assets and commitments from which KKR is not entitled to receive a management fee are excluded (e.g., assets and commitments with respect to which it is entitled to receive only carried interest or is otherwise not currently entitled to receive a management fee) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.
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
Income Taxes Paid
Income taxes paid represents the estimated total tax impact on KKR’s distributable earnings before taxes. This amount is the implied amount of income taxes that would be paid assuming that all pre-tax distributable earnings were allocated to KKR & Co. Inc., which would occur following an exchange of all KKR Holdings units for Class A common stock of KKR & Co. Inc. Income taxes paid also includes amounts paid pursuant to the tax receivable agreement.
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

Unaudited Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2019 and 2018. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our reportable segment in these periods, see "—Segment Analysis."

Three months ended March 31, 2019 compared to three months ended March 31, 2018

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
	($ in thousands)
Revenues
Fees and Other	$372,548	$394,394	$(21,846)
Capital Allocation-Based Income	814,932	78,212	736,720
Total Revenues	1,187,480	472,606	714,874

Expenses
Compensation and Benefits	544,562	298,136	246,426
Occupancy and Related Charges	14,690	14,215	475
General, Administrative and Other	169,515	124,250	45,265
Total Expenses	728,767	436,601	292,166

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,203,878	472,800	731,078
Dividend Income	22,625	33,064	(10,439)
Interest Income	358,511	298,256	60,255
Interest Expense	(249,088)	(219,590)	(29,498)
Total Investment Income (Loss)	1,335,926	584,530	751,396

Income (Loss) Before Taxes	1,794,639	620,535	1,174,104

Income Tax Expense (Benefit)	167,593	17,641	149,952

Net Income (Loss)	1,627,046	602,894	1,024,152
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	25,674	(25,674)
Net Income (Loss) Attributable to Noncontrolling Interests	917,727	398,777	518,950
Net Income (Loss) Attributable to KKR & Co. Inc.	709,319	178,443	530,876

Series A Preferred Stock Dividends	5,822	5,822	—
Series B Preferred Stock Dividends	2,519	2,519	—

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$700,978	$170,102	$530,876

Revenues

For the three months ended March 31, 2019 and 2018, revenues consisted of the following:

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
	($ in thousands)
Management Fees	$188,408	$187,727	$681
Fee Credits	(103,477)	(29,053)	(74,424)
Transaction Fees	188,203	158,653	29,550
Monitoring Fees	25,651	17,586	8,065
Incentive Fees	—	13,805	(13,805)
Expense Reimbursements	44,060	20,211	23,849
Oil and Gas Revenue	13,175	14,507	(1,332)
Consulting Fees	16,528	10,958	5,570
Total Fees and Other	372,548	394,394	(21,846)

Carried Interest	694,383	62,747	631,636
General Partner Capital Interest	120,549	15,465	105,084
Total Capital Allocation-Based Income	814,932	78,212	736,720

Total Revenues	$1,187,480	$472,606	$714,874

Total Fees and Other for the three months ended March 31, 2019 decreased compared to the three months ended March 31, 2018 primarily as a result of an increase in fee credits and a decrease in incentive fees, partially offset by an increase in expense reimbursements, transaction fees, and monitoring fees.

Fee credits increased overall as a result of a higher level of transaction and monitoring fees in our Private Markets and Public Markets business lines. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. Transaction and monitoring fees earned that generate these fee credits are not eliminated upon consolidation because those fees are earned from KKR portfolio companies which are not consolidated. Accordingly, certain transaction and monitoring fees are reflected in revenues without a corresponding fee credit.

For a more detailed discussion of the factors that affected our transaction fees and monitoring fees during the period, see "—Segment Results—Segment Revenues."

The increase in management fees during the three months ended March 31, 2019 compared to the prior period was primarily due to new management fees earned from our Global Infrastructure Fund III when it entered its investment period in the second quarter of 2018. Partially offsetting this increase was a decrease in management fees and incentive fees related to our BDC platform as a result of the FS Investments Transaction that closed in the second quarter of 2018. KKR reports its investment in FS/KKR Advisor using the equity method of accounting, and as such, KKR reflects its allocation of the net income of this entity as investment income. Accordingly, the management fees and incentive fees of the BDCs that had been reported in fees and other revenues prior to the closing of the FS Investment Transaction are now reflected on a net basis as part of our allocation of the net income of this entity within investment income. This decreased our reported gross management fees and incentive fees when compared to the prior period.

The increase in carried interest and general partner capital interest during the three months ended March 31, 2019 was due primarily to a higher level of net appreciation in the value of our private equity portfolio as compared to the three months ended March 31, 2018.

Compensation and Benefits Expenses

The increase was primarily due to a higher level of compensation primarily reflecting a higher level of appreciation in the value of our private equity portfolio during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was partially offset by lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

General, Administrative and Other Expenses

The increase during the three months ended March 31, 2019 compared to the prior period was primarily due to (i) an increase in expenses reimbursable by investment funds, (ii) a higher level of expenses that are creditable to our investment funds, which includes broken-deal expenses and (iii) an increase in depreciation, depletion and amortization of our consolidated oil and gas producing entities as compared to the prior period. These increases were partially offset by a lower level of expenses incurred from our consolidated investment funds during the three months ended March 31, 2019 as compared to the prior period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	March 31, 2019	March 31, 2018
	($ in thousands)
Private Equity	$988,193	$174,622
Credit	(9,207)	59,413
Investments of Consolidated CFEs	222,827	(74,919)
Real Assets	119,128	72,254
Equity Method - Other	177,039	144,814
Other Investments	(28,911)	(157,834)
Debt Obligations and Other	(267,148)	108,688
Other Net Gains (Losses) from Investment Activities	1,957	145,762
Net Gains (Losses) from Investment Activities	$1,203,878	$472,800

Net Gains (Losses) from Investment Activities for the three months ended March 31, 2019
The net gains from investment activities for the three months ended March 31, 2019 were comprised of net realized gains of $129.8 million and net unrealized gains of $1,074.1 million.
Realized Gains and Losses from Investment Activities
For the three months ended March 31, 2019, net realized gains related primarily to realized gains on (i) the final sale of our investment in Sedgwick Claims Management Services, Inc. (financial services sector), (ii) the sale of real estate investments held through certain consolidated entities, and (iii) the sale of assets in our consolidated special situations funds.
Unrealized Gains from Investment Activities
For the three months ended March 31, 2019, unrealized gains were driven primarily by (i) mark-to-market gains on our investment in First Data Corporation (NYSE: FDC) which is held as a co-investment by KKR, (ii) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were PetVet Care Centers, LLC (health care sector), Heartland Dental, LLC (health care sector), and The Bay Clubs Company, LLC (hotels/leisure sector), and (iii) mark-to-market gains on our growth equity investments held by KKR and certain consolidated entities. Certain of our investment funds also hold an investment in First Data Corporation; these funds are not consolidated and as such, unrealized gains and losses relating to these funds' investments are not reflected in net gains (losses) from investment activities.

Unrealized Losses from Investment Activities
Partially offsetting the unrealized gains above were unrealized losses relating to (i) mark-to-market losses on alternative credit assets held in our consolidated special situations funds and our investment in Mr. Cooper Group Inc. (NASDAQ: COOP) and (ii) the reversal of previously recognized unrealized gains relating to the realization activity described above.
For a discussion of other factors that affected KKR's realized investment income, see "—Segment Analysis."
Net Gains (Losses) from Investment Activities for the three months ended March 31, 2018
The net gains from investment activities for the three months ended March 31, 2018 were comprised of net realized gains of $30.4 million and net unrealized gains of $442.4 million.
Realized Gains from Investment Activities
For the three months ended March 31, 2018, realized gains related primarily to (i) the partial sale of growth equity investments held through consolidated funds and (ii) the partial sale of an investment in K Twin Towers (real estate sector) held by KKR.
Realized Losses from Investment Activities
Partially offsetting these realized gains were realized losses primarily relating to the sale of (i) alternative credit assets in our consolidated special situations funds and (ii) the sale of investments held by our consolidated CLOs.
Unrealized Gains from Investment Activities
For the three months ended March 31, 2018, net unrealized gains were driven primarily by (i) mark-to-market gains in our growth equity investments held by KKR and certain consolidated entities, (ii) gains in our private equity portfolio held directly by KKR, the most significant of which were gains on our investments in USI, Inc. (financial services sector) and WMIH Corp. (name has since changed to Mr. Cooper Group Inc.), and (iii) mark-to-market gains on alternative credit assets in our consolidated special situations funds.
Unrealized Losses from Investment Activities
Partially offsetting the unrealized gains above were unrealized losses relating to mark-to-market losses on our private equity portfolio held by KKR, the most significant of which was our co-investment in First Data Corporation.
For a discussion of other factors that affected KKR's realized investment income, see "—Segment Analysis."
Dividend Income

During the three months ended March 31, 2019, the most significant dividends received included $14.7 million from our consolidated real estate funds and real estate investments held directly by KKR, $4.5 million from our consolidated special situations funds and $2.4 million from our consolidated energy funds. During the three months ended March 31, 2018, the most significant dividends received included $11.4 million from our consolidated real estate funds, $6.2 million from our consolidated special situations funds and KFN and $5.6 million from our private equity investment in Internet Brands, Inc. (technology sector). Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Segment Analysis—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Income

The increase in interest income during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a higher level of interest earned related to (i) the closing of six additional CLOs subsequent to the three months ended March 31, 2018, (ii) an increase in the amount of capital deployed in investments held by KKR Real Estate Finance Trust Inc. ("KREF"), a NYSE-listed real estate investment trust ("REIT"), which is consolidated and (iii) an increase in reference benchmark interest rates as compared to the prior period which impacted the amount of interest earned across various investment vehicles, most notably our CLOs and KREF. These increases were partially offset by a decrease in interest income as a result of the sale of KKR's beneficial interest in four consolidated CMBS vehicles held by KREF that resulted in the deconsolidation of such vehicles subsequent to March 31, 2018. For a discussion of other factors that affected KKR's interest income, see "—Segment Analysis—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Expense

The increase in interest expense during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the impact of (i) the closing of six additional CLOs subsequent to the three months ended March 31, 2018, (ii) increased borrowings under KREF's lending facilities used to finance investments in commercial loans and (iii) an increase in reference benchmark interest rates as compared to the prior period which impacted the amount of interest expense incurred primarily in our CLOs and KREF. These increases were partially offset by (i) a decrease in interest expense incurred as a result of the sale of KKR's beneficial interest in four consolidated CMBS vehicles held by KREF that resulted in the deconsolidation of such vehicles subsequent to March 31, 2018 and (ii) a decrease in interest expense associated with certain notes issued by consolidated CLOs being called and repaid subsequent to March 31, 2018. For a discussion of other factors that affected KKR's interest expense, see "—Segment Analysis—Segment Results—Segment Expenses—Interest Expense."

Income (Loss) Before Taxes

The increase in income (loss) before taxes during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due primarily to a higher level of net gains from investment activities and a higher level of capital allocation-based income, partially offset by a higher level of compensation and benefits expense, in each case as described above.

Income Taxes

Income tax expense for the three months ended March 31, 2019 increased compared to the three months ended March 31, 2018 primarily as a result of the Conversion. Prior to the Conversion, KKR & Co. L.P.’s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR & Co. Inc. is subject to U.S. corporate income taxes, which we believe will result in an overall higher income tax expense (or benefit) when compared to periods prior to the Conversion. Our effective tax rate under GAAP for the three months ended March 31, 2019 was 9.34%. For a discussion of factors that impacted KKR's tax provision, see Note 11 "Income Taxes" to the financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2019 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnerships as well as third-party limited partner interests in those investment funds that we consolidate. The increase from the prior period is due primarily to higher amounts attributed to KKR Holdings in connection with a higher level of income recognized for the three months ended March 31, 2019 as compared to the prior period as well as a higher level of income recorded by certain consolidated fund entities that is attributable to third party limited partners. This increase was partially offset by a reduction in KKR Holdings' ownership percentage in the KKR Group Partnerships as compared to the prior period.

Net Income (Loss) Attributable to KKR & Co. Inc.

The increase in net income (loss) attributable to KKR & Co. Inc. for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a higher level of net gains from investment activities and a higher level of capital allocation-based income as compared to the prior period, partially offset by an increase in income attributable to noncontrolling interests, and to a lesser extent, increased compensation and benefits and income tax expense in the current period as compared to the prior period.

Consolidated Statements of Financial Condition

The following table provides the Consolidated Statements of Financial Condition on a GAAP basis as of March 31, 2019 and December 31, 2018.

(Amounts in thousands, except per share amounts)
	As of	As of
	March 31, 2019	December 31, 2018

Assets
Cash and Cash Equivalents	$1,808,368	$1,751,287
Investments	45,795,254	44,907,982
Other	4,400,397	4,084,106
Total Assets	52,004,019	50,743,375

Liabilities and Equity
Debt Obligations	22,262,369	22,341,192
Other Liabilities	3,533,809	3,019,574
Total Liabilities	25,796,178	25,360,766

Redeemable Noncontrolling Interests	—	1,122,641

Stockholders' Equity
Preferred Stock	482,554	482,554
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	8,839,817	8,167,056
Noncontrolling Interests	16,885,470	15,610,358
Total Equity	26,207,841	24,259,968
Total Liabilities and Equity	$52,004,019	$50,743,375

KKR & Co. Inc. Stockholders' Equity Per Outstanding Share of Class A Common Stock	$16.56	$15.27

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $0.2 billion and $(2.2) billion during the three months ended March 31, 2019 and 2018, respectively. These amounts primarily included: (i) proceeds from investments net of investments purchased of $0.3 billion and $(2.7) billion during the three months ended March 31, 2019 and 2018, respectively; (ii) net realized gains (losses) on investments of $129.8 million and $30.4 million during the three months ended March 31, 2019 and 2018, respectively; (iii) change in unrealized gains (losses) on investments of $1,074.1 million and $442.4 million during the three months ended March 31, 2019 and 2018 respectively and (iv) capital allocation-based income of $814.9 million and $78.2 million during the three months ended March 31, 2019, and 2018, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(19.9) million and $(8.7) million during the three months ended March 31, 2019 and 2018, respectively. Our investing activities included: (i) the purchase of fixed assets of $(19.5) million and $(8.7) million during the three months ended March 31, 2019 and 2018, respectively and (ii) development of oil and natural gas properties of $(0.5) million for the three months ended March 31, 2019.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $7.2 million and $1,218.2 million during the three months ended March 31, 2019 and 2018, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling and redeemable noncontrolling interests of $0.3 billion and $0.5 billion during the three months ended March 31, 2019 and 2018, respectively; (ii) proceeds received net of repayment of debt obligations of $(0.2) billion and $0.8 billion during the three months ended March 31, 2019 and 2018, respectively; (iii) common stock dividends of $(66.6) million and $(82.8) million during the three months ended March 31, 2019 and 2018, respectively; (iv) repurchases of Class A common stock of $(28.6) million during the three months ended March 31, 2019 and (v) preferred stock dividends of $(8.3) million during the three months ended March 31, 2019 and 2018.

Segment Analysis

The following is a discussion of the results of our business on a segment basis for the three months ended March 31, 2019 and 2018. You should read this discussion in conjunction with the information included under "—Basis of Accounting—Key Segment and Other Operating and Performance Measures" and the financial statements and related notes included elsewhere in this report.

Segment Results

We operate through one operating and reportable segment with four business lines. The following table sets forth information regarding KKR's segment results and certain key operating metrics as of and for the three months ended March 31, 2019 and 2018.

Three months ended March 31, 2019 compared to three months ended March 31, 2018

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
	($ in thousands)
Segment Revenues
Fees and Other, Net
Management Fees	$292,296	$251,585	$40,711
Transaction Fees	186,727	156,845	29,882
Monitoring Fees	25,651	17,530	8,121
Fee Credits	(107,416)	(43,774)	(63,642)
Total Fees and Other, Net	397,258	382,186	15,072

Realized Performance Income (Loss)
Carried Interest	330,345	202,555	127,790
Incentive Fees	19,537	16,407	3,130
Total Realized Performance Income (Loss)	349,882	218,962	130,920

Realized Investment Income (Loss)
Net Realized Gains (Losses)	44,712	7,875	36,837
Interest Income and Dividends	58,207	72,577	(14,370)
Total Realized Investment Income (Loss)	102,919	80,452	22,467
Total Segment Revenues	850,059	681,600	168,459

Segment Expenses
Compensation and Benefits (1)	340,286	300,480	39,806
Occupancy and Related Charges	13,957	13,583	374
Other Operating Expenses	74,910	57,905	17,005
Total Segment Expenses	429,153	371,968	57,185

Segment Operating Earnings	420,906	309,632	111,274

Interest Expense	44,130	50,192	(6,062)
Preferred Dividends	8,341	8,341	—
Income (Loss) Attributable to Noncontrolling Interests	359	1,203	(844)
Income Taxes Paid	53,993	14,168	39,825
After-tax Distributable Earnings	$314,083	$235,728	$78,355

(1)	Includes equity-based compensation of $54,885 and $67,796 for the three months ended March 31, 2019 and 2018, respectively.

Segment Revenues

The following sections discuss revenues for each of our business lines on a disaggregated basis for the three months ended March 31, 2019 and 2018.

Private Markets Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Private Markets business line for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$183,221	$158,190	$25,031
Transaction Fees	99,017	46,689	52,328
Monitoring Fees	25,651	17,530	8,121
Fee Credits	(82,342)	(41,343)	(40,999)
Total Fees and Other, Net	225,547	181,066	44,481

Realized Performance Income (Loss)
Carried Interest	330,345	202,555	127,790
Incentive Fees	675	—	675
Total Realized Performance Income (Loss)	$331,020	$202,555	$128,465

Fees and Other, Net

The increase for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to (i) an increase in transaction fees, partially offset by a corresponding increase in fee credits and (ii) an increase in management fees.

The increase in transaction fees was primarily attributable to an increase in the number of transaction fee-generating investments. During the three months ended March 31, 2019, there were 15 transaction fee-generating investments that paid an average fee of $6.6 million compared to 9 transaction fee-generating investments that paid an average fee of $5.2 million during the three months ended March 31, 2018. For the three months ended March 31, 2019, approximately 45% of these transaction fees were paid by companies located in North America, 42% were paid from companies in the Asia-Pacific region and 13% were paid from companies located in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The increase in fee credits is due primarily to a higher level of transaction fees which are shared with fund investors.

The increase in management fees was primarily due to management fees earned from our Global Infrastructure Fund III when it entered its investment period in the second quarter of 2018 and increased capital invested in our core investment strategy, for which fees are earned on invested capital. This net increase was partially offset by decreases due to management fees calculated based on lower levels of invested capital as a result of realizations primarily in our European Fund III, North America Fund XI and 2006 Fund.

Recurring monitoring fees increased $8.1 million, which was primarily the result of an increase in both the size and number of portfolio companies paying monitoring fees. For the three months ended March 31, 2019, we had 56 portfolio companies that were paying an average monitoring fee of $0.5 million compared with 54 portfolio companies that were paying an average monitoring fee of $0.3 million for the three months ended March 31, 2018. There were no termination payments for the three months ended March 31, 2019 and 2018. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the IPO and other realization activity in our private equity portfolio, and they are expected to continue to be smaller in size and number compared to prior periods.

Realized Performance Income

The following table presents realized carried interest by investment vehicle for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
North America Fund XI	$186,710	$35,450
European Fund III	58,505	11,993
Co-Investment Vehicles and Other	38,337	1,669
2006 Fund	28,647	125,950
Core Investment Vehicles	14,449	—
Real Estate Partners Americas	2,785	143
Asian Fund	912	10,566
Asian Fund II	—	16,346
European Fund II	—	438
Total Realized Carried Interest (1)	$330,345	$202,555

(1)	The above table excludes any funds for which there was no realized carried interest during either of the periods presented.

Realized carried interest for the three months ended March 31, 2019 consisted primarily of realized gains from the sale of Sedgwick Claims Management Services, Inc. and the partial sales of United Group B.V. (telecom) and GoDaddy Inc. (NYSE: GDDY).

Realized carried interest for the three months ended March 31, 2018, consisted primarily of realized gains from the partial sales of Weld North (education sector) and GoDaddy Inc. and a dividend received from Internet Brands, Inc.

Public Markets Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Public Markets business line for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$109,075	$93,395	$15,680
Transaction Fees	27,456	2,558	24,898
Fee Credits	(25,074)	(2,431)	(22,643)
Total Fees and Other, Net	111,457	93,522	17,935

Realized Performance Income (Loss)
Carried Interest	—	—	—
Incentive Fees	18,862	16,407	2,455
Total Realized Performance Income (Loss)	$18,862	$16,407	$2,455

Fees and Other, Net

The increase for the three months ended March 31, 2019 compared to the prior period was primarily due to (i) an increase in transaction fees partially offset by an increase in fee credits, and (ii) an increase in management fees.

The increase in transaction fees was primarily attributable to an increase in the average size of transaction fee-generating investments during the period.

The increase in management fees was primarily due to an increase in fees earned from BDCs advised by FS/KKR Advisor, driven primarily by the completion of the FS Investments Transaction in the second quarter of 2018 and increased fees from our CLOs and leveraged credit strategies as a result of greater overall FPAUM. On a segment basis, KKR's pro rata income from our BDC platform, which is an equity method investment, is included in management fees and incentive fees. On a GAAP basis, such amounts are included in net gains from investment activities.

Realized Performance Income

The increase for the three months ended March 31, 2019 compared to the prior period was primarily attributable to higher incentive fees received from BDCs advised by FS/KKR Advisor.

Capital Markets Revenues

The following table presents Transaction Fees in the Capital Markets business line for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
	($ in thousands)
Transaction Fees	$60,254	$107,598	$(47,344)

Transaction fees decreased due primarily to a decrease in both the size and number of capital markets transactions for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Overall, we completed 41 capital markets transactions for the three months ended March 31, 2019, of which 6 represented equity offerings and 35 represented debt offerings, as compared to 46 transactions for the three months ended March 31, 2018, of which 4 represented equity offerings and 42 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes. Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the three months ended March 31, 2019, approximately 56% of our transaction fees were earned from unaffiliated third parties as compared to approximately 36% for the three months ended March 31, 2018. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the three months ended March 31, 2019, approximately 30% of our transaction fees were generated outside of North America as compared to approximately 17% for the three months ended March 31, 2018. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate management or monitoring fees.

Principal Activities Revenues

The following table presents Realized Investment Income in the Principal Activities business line for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses)	$44,712	$7,875	$36,837
Interest Income and Dividends	58,207	72,577	(14,370)
Total Realized Investment Income (Loss)	$102,919	$80,452	$22,467

Realized Investment Income
The increase is primarily due to an increased level of net realized gains, partially offset by a decrease in interest income and dividends during the three months ended March 31, 2019, compared to the prior period.

For the three months ended March 31, 2019, net realized gains were comprised of gains primarily from the sale of Private Markets investments including the sale of our investments in Sedgwick Claims Management Services, Inc., United Group B.V. and Cylance, Inc. (technology sector).
    For the three months ended March 31, 2018, net realized gains were primarily comprised of gains from the sale of Private Markets investments including the sales or partial sales of our investments in Weld North, K Twin Towers, and GoDaddy, Inc., as well as the sale of our alternative credit investment in Algeco Scotsman (industrial sector). These gains were partially offset by losses on the sale of certain investments in our special situations and direct lending funds.
The net decrease in interest income and dividends for the three months ended March 31, 2019 compared to the prior period is due to a lower level of interest income in alternative credit and our Capital Markets business line and a lower level of dividend income in our Private Markets business line. These decreases were partially offset by increased interest income at our CLOs.
For the three months ended March 31, 2019, interest income and dividends were comprised of (i) $42.3 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our India debt financing company and our cash balances and (ii) $15.9 million of dividend income from distributions received primarily through our energy investments and real estate investments including our investment in KREF.
For the three months ended March 31, 2018, interest income and dividends were comprised of (i) $40.8 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our capital markets business and our cash balances and (ii) $31.8 million of dividend income from distributions received primarily through our private equity investments and real estate investments including our investment in KREF.
Subsequent to March 31, 2019, we completed, or expect to complete sales, partial sales or secondary sales with respect to certain private equity portfolio companies and other investments as well as other realization activities such as the receipt of dividends and interest income across our broader portfolio. These realization activities, if and when completed, are expected to result in realized performance income and realized investment income of approximately $200 million. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions; there can be no assurance if or when any of these transactions will be completed.
Segment Expenses
Compensation and Benefits

The increase for the three months ended March 31, 2019 compared to the prior period was due primarily to higher compensation recorded in connection with higher total segment revenues partially offset by lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The increase for the three months ended March 31, 2019 compared to the prior period is primarily due to a higher level of expenses that are creditable to our investment funds, which includes broken-deal expenses, and a higher level of professional fees and other administrative costs in connection with the growth of the firm. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Interest Expense

For the three months ended March 31, 2019 and 2018 interest expense relates primarily to the senior notes outstanding for KKR and KFN. The decrease in interest expense for the three months ended March 31, 2019 compared to the prior period is due primarily to the redemption of preferred shares at KFN in the first quarter of 2018 and an overall lower level of borrowings in our Capital Markets business line.

Income Taxes Paid
The increase in income taxes paid is primarily due to a higher level of income that is subject to corporate taxes following the Conversion. Prior to the Conversion, KKR's investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR is subject to U.S. corporate income taxes which we believe will result in an overall higher income taxes paid when compared to periods prior to the Conversion. As a result of the Conversion, KKR obtained a partial step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. This generally results in a lower level of taxable gains upon realization of carried interest and investment income for those assets that existed on the date of the Conversion. Over time as these assets with higher tax basis are realized, we expect that our income taxes paid and segment effective tax rate will increase. The pace of such increase is not currently known and is dependent on a variety of factors including the pace at which the assets with higher tax basis are realized and the mix of all assets realized in any given period. Therefore, we cannot predict what the increase, if any, in income taxes paid will be quarter-over-quarter or year-over-year.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the three months ended March 31, 2019 compared to the prior period was due primarily to higher management fees, realized investment income and realized performance income, partially offset by a higher level of compensation expense and income taxes paid in the current period compared to the prior period.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018	Change
	($ in thousands)
Assets Under Management	$199,503,300	$194,720,400	$4,782,900
Fee Paying Assets Under Management	$147,685,300	$141,007,700	$6,677,600
Uncalled Commitments	$58,102,600	$57,959,000	$143,600

The following table presents one of our key performance metrics for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$5,825,000	$4,287,600	$1,537,400

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2018 to March 31, 2019:

($ in thousands)
December 31, 2018	$103,396,500
New Capital Raised	2,695,900
Distributions and Other	(2,951,900)
Change in Value	4,979,000
March 31, 2019	$108,119,500

AUM for the Private Markets business line was $108.1 billion at March 31, 2019, an increase of $4.7 billion, compared to $103.4 billion at December 31, 2018.

The increase was primarily attributable to (i) an increase in the value of our Private Markets portfolio and (ii) to a lesser extent, new capital raised primarily in our private equity separately managed accounts, Real Estate Credit Opportunity Partners II Fund and European Fund V. These increases were partially offset by distributions to Private Markets fund investors primarily as a result of realizations, most notably in our North America Fund XI, European Fund III and 2006 Fund.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $1.7 billion in our 2006 Fund, $0.8 billion in North America Fund XI, $0.5 billion in Asian Fund II, $0.4 billion Americas Fund XII and $0.3 billion in our Asian Fund III.

For the three months ended March 31, 2019, the value of our private equity investment portfolio increased 11.1%. This was comprised of a 31.1% increase in the share prices of various publicly held or publicly indexed investments and a 5.5% increase in value of our privately held investments.

The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation, Gardner Denver Holdings, Inc. (NYSE: GDI) and Fujian Sunner Development Co. Ltd. (SZ: 002299). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were losses in Ambea AB (STO: AMBEA), RigNet, Inc. (NASDAQ: RNET) and Laureate Education, Inc. (NASDAQ: LAUR).

The most significant increases in value of our privately held investments related to AppLovin Corporation (technology sector), KKR Debt Investors 2006 S.à.r.l. (financial services sector) and Cue & Company (technology sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Mills Fleet Farm Group LLC (retail sector), Channel Control Merchants, LLC (retail sector) and Ticket Monster Inc. (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

For the three months ended March 31, 2018, the value of our private equity investment portfolio increased 0.4%. This was comprised of a 3.6% increase in value of our privately held investments and a 6.5% decrease in the share prices of various publicly held or publicly indexed investments.

For the three months ended March 31, 2018, the most significant increases in value of our privately held investments were gains relating to Ambea Mehiläinen (health care sector) (since taken public as Ambea AB), Cognita Schools Ltd. (education sector) and Hensoldt (industrial sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Arbor Pharmaceuticals, Inc. (health care sector), Sundrop Farms Holdings Limited (agriculture sector) and Westbrick Energy Ltd. (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

For the three months ended March 31, 2018, the most significant decreases in share prices of various publicly held or publicly indexed investments were losses in National Vision Holdings, Inc. (NASDAQ: EYE), Gardner Denver Holdings, Inc. and First Data Corporation. These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which were gains in GoDaddy, Inc., Integer Holdings Corporation (NYSE: ITGR) and Pets at Home Group Plc. (LSE: PETS.L).

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

Public Markets

The following table reflects the changes in our Public Markets AUM from December 31, 2018 to March 31, 2019:

($ in thousands)
December 31, 2018	$91,323,900
New Capital Raised	3,595,100
Distributions	(229,800)
Redemptions	(3,384,100)
Change in Value	78,700
March 31, 2019	$91,383,800

AUM in our Public Markets business line totaled $91.4 billion at March 31, 2019, comparatively flat against AUM of $91.3 billion at December 31, 2018. The increases due to new capital raised were related to multiple strategies, most notably $1.2 billion in our BDCs, $1.0 billion in our leveraged credit strategies and $0.8 billion with our hedge fund partnerships. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, including our hedge fund partnerships and certain leveraged credit strategies. Increases in value at our hedge fund partnerships and various leveraged credit strategies were largely offset by equivalent decreases in our BDCs and CLOs.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2018 to March 31, 2019:

($ in thousands)
December 31, 2018	$66,830,000
New Capital Raised	6,158,400
Distributions and Other	(1,096,100)
Net Changes in Fee Base of Certain Funds	(320,800)
Change in Value	(1,200)
March 31, 2019	$71,570,300

FPAUM in our Private Markets business line was $71.6 billion at March 31, 2019, an increase of $4.8 billion, compared to $66.8 billion at December 31, 2018.

The increase was primarily attributable to new capital raised of $4.4 billion in European Fund V, as a result of it entering into its investment period on April 1, 2019, and $1.3 billion in our private equity separately managed accounts. These increases were partially offset by (i) distributions relating to realizations in our North America Fund XI and European Fund III and (ii) net changes in the fee base of our European Fund IV as a result of it entering into its post-investment period, during which it earns fees on invested capital rather than committed capital.

Uncalled capital commitments from Private Markets investment funds from which KKR is currently not earning management fees amounted to approximately $12.2 billion at March 31, 2019, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from December 31, 2018 to March 31, 2019:

($ in thousands)
December 31, 2018	$74,177,700
New Capital Raised	4,142,800
Distributions	(659,400)
Redemptions	(1,588,600)
Change in Value	42,500
March 31, 2019	$76,115,000

FPAUM in our Public Markets business line was $76.1 billion at March 31, 2019, an increase of $1.9 billion, compared to FPAUM of $74.2 billion at December 31, 2018. The increases due to new capital raised were related to multiple strategies, most notably $1.2 billion in our BDCs, $0.9 billion in certain leveraged credit strategies, $0.8 billion in our private credit strategies and $0.8 billion in our hedge fund partnerships . Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, most notably our hedge fund partnerships, certain leveraged credit strategies and our private credit strategies.

Uncalled capital commitments from Public Markets investment funds from which KKR is currently not earning management fees amounted to approximately $7.7 billion at March 31, 2019. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Uncalled Commitments

Private Markets

As of March 31, 2019, our Private Markets business line had $48.4 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $48.2 billion as of December 31, 2018. The increase is due primarily to new capital raised in our private equity separately managed accounts and European Fund V, partially offset by capital called from fund investors to make investments during the period.
Public Markets

As of March 31, 2019, our Public Markets business line had $9.7 billion of uncalled capital commitments that could be called for investments in new transactions, which was relatively flat against $9.8 billion of uncalled capital commitments as of December 31, 2018. The net decrease was primarily attributable to capital invested across various private credit strategies, partially offset by new capital raised in our revolving credit strategies.

Capital Invested and Syndicated Capital
Private Markets Capital Invested
For the three months ended March 31, 2019, Private Markets had $3.3 billion of capital invested as compared to $2.4 billion for the three months ended March 31, 2018. The increase was driven primarily by a $0.8 billion increase in capital invested in our private equity strategies (including core investments and growth equity) and $0.1 billion increase in capital invested in our real assets platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the quarter ended March 31, 2019, 49% of capital deployed in private equity, which includes core and growth equity investments, was in transactions in the Asia-Pacific region, 38% was in North America, and 13% was in Europe.
As of April 30, 2019, our Private Markets business line had announced transactions that were subject to closing conditions which aggregated approximately $4.0 billion. These transactions are generally subject to the satisfaction of closing conditions prior to their completion, and there can be no assurance if or when any of these transactions will be completed.

Public Markets Capital Invested
For the three months ended March 31, 2019, Public Markets had $2.2 billion of capital invested as compared to $1.4 billion for the three months ended March 31, 2018. This was primarily due to a higher level of net capital deployed in our direct lending and private opportunistic credit strategies, offset by a lower level of net capital deployed in our special situations strategy.
Capital Markets Syndicated Capital
For the three months ended March 31, 2019, Capital Markets syndicated $0.3 billion of capital as compared to $0.6 billion for the three months ended March 31, 2018. The decrease was primarily due to a decrease in the size of syndication transactions in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Overall, we completed five syndication transactions for the three months ended March 31, 2019 as compared to three syndications for the three months ended March 31, 2018.
Reconciliations to GAAP Measures

For the reconciliations of the most directly comparable financial measures calculated and presented in accordance with GAAP to total segment revenues, total segment expenses, and after-tax distributable earnings, see Note 14 "Segment Reporting" to the financial statements included elsewhere in this report.

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

The following tables present information with respect to our segment balance sheet as of March 31, 2019 and December 31, 2018:

	As of	As of
	March 31, 2019	December 31, 2018
	($ in thousands, except per share amounts)
Cash and Short-term Investments	$2,554,305	$2,502,239
Investments	10,713,740	9,847,464
Unrealized Carried Interest (1)	1,468,431	1,223,084
Corporate Real Estate	161,225	161,225
Tax Assets	429,505	561,114
Other Assets (2)	3,443,358	3,292,510
Total Assets	$18,770,564	$17,587,636

Debt Obligations - KKR (ex-KFN)	$2,363,636	$2,367,801
Debt Obligations - KFN	948,517	948,517
Tax Liabilities	190,066	174,395
Other Liabilities	598,135	590,981
Total Liabilities	4,100,354	4,081,694

Noncontrolling Interests	22,004	25,382
Preferred Stock	500,000	500,000

Book Value	$14,148,206	$12,980,560

Book Value Per Adjusted Share	$16.99	$15.57

(1)	The following table provides unrealized carried interest by business line:

	As of
	March 31, 2019	December 31, 2018
Private Markets Business Line	$1,336,213	$1,083,163
Public Markets Business Line	132,218	139,921
Total	$1,468,431	$1,223,084

(2)	Other Assets include KKR's ownership interest in FS/KKR Advisor, LLC and minority ownership interests in hedge fund partnerships.
Book Value Per Adjusted Share

Book value per adjusted share increased 9.1% from December 31, 2018. This increase was due primarily to a broad-based increase in the value of KKR's investment portfolio, including investments held by KKR as well as investments held through investment funds, such as KKR's private equity funds, where KKR is entitled to earn carried interest. For the three months ended March 31, 2019, the value of KKR's balance sheet portfolio, on a segment basis, increased 9.2% and KKR's overall private equity portfolio increased 11.1%. The increase in KKR's balance sheet portfolio was primarily due to mark-to-market gains in our portfolio companies. For a further discussion, see "—Unaudited Consolidated Results of Operations—Unrealized Gains from Investment Activities" and "—Unaudited Consolidated Results of Operations—Unrealized Losses from Investment Activities." For a discussion of the changes in KKR's private equity portfolio, see "—Segment Analysis—Segment Results—Other Operating and Performance Measures—AUM." The increase in book value per outstanding adjusted share was also due to approximately $0.3 billion of after-tax distributable earnings which were partially offset by dividends to Class A common stockholders during the three months ended March 31, 2019. For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Segment Analysis—Segment Results."

The following table presents the holdings of our segment balance sheet by asset class as of March 31, 2019. To the extent investments on our segment balance sheet are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of March 31, 2019
Investments	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Funds / SMAs	$2,681,895	$3,569,296	33.3%
Private Equity Co-Investments and Other Equity	2,195,525	2,998,425	28.0%
Private Equity Total	4,877,420	6,567,721	61.3%

Energy	651,377	679,216	6.3%
Real Estate	801,417	837,973	7.8%
Infrastructure	416,626	510,016	4.8%
Real Assets Total	1,869,420	2,027,205	18.9%

Special Situations	688,332	560,694	5.2%
Direct Lending	144,814	132,451	1.3%
Alternative Credit Total	833,146	693,145	6.5%
CLOs	729,155	635,934	5.9%
Other Credit	353,892	234,827	2.2%
Credit Total	1,916,193	1,563,906	14.6%

Other	673,130	554,908	5.2%

Total Investments	$9,336,163	$10,713,740	100.0%

	March 31, 2019
Significant Investments: (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
First Data Corporation (NYSE: FDC)	$794,978	$1,534,049	14.3%
USI, Inc.	500,111	650,144	6.1%
Heartland Dental LLC	302,255	362,706	3.4%
PetVet Care Centers, LLC	243,188	340,463	3.2%
KKR Real Estate Finance Trust Inc. (NYSE: KREF)	325,000	325,325	3.0%
Total Significant Investments	2,165,532	3,212,687	30.0%

Other Investments	7,170,631	7,501,053	70.0%
Total Investments	$9,336,163	$10,713,740	100.0%

(1)
The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their fair values as of March 31, 2019. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

The following tables provide reconciliations of KKR's GAAP Consolidated Statements of Financial Condition to our Segment Balance Sheet as of March 31, 2019 and December 31, 2018.

As of March 31, 2019
(Amounts in thousands)
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	SEGMENT BALANCE SHEET

Assets
Cash and Cash Equivalents	$1,808,368	(86,012)	—	831,949	—	$2,554,305	Cash and Short-term Investments
Investments	45,795,254	(29,504,201)	(1,089,045)	(4,488,268)	—	10,713,740	Investments
		—	—	1,468,431	—	1,468,431	Unrealized Carried Interest
		—	—	161,225	—	161,225	Corporate Real Estate
		—	—	429,505	—	429,505	Tax Assets
Other Assets	4,400,397	(1,971,422)	—	1,014,383	—	3,443,358	Other Assets
Total Assets	$52,004,019	(31,561,635)	(1,089,045)	(582,775)	—	$18,770,564

Liabilities and Equity
Debt Obligations	22,262,369	(18,950,216)	—	(948,517)	—	2,363,636	Debt Obligations - KKR (ex-KFN)
		—	—	948,517	—	948,517	Debt Obligations - KFN
		—	—	190,066	—	190,066	Tax Liabilities
Other Liabilities	3,533,809	(1,073,788)	(1,089,045)	(772,841)	—	598,135	Other Liabilities
Total Liabilities	25,796,178	(20,024,004)	(1,089,045)	(582,775)	—	4,100,354

Redeemable Noncontrolling Interests	—	—	—	—	—	—

Stockholders' Equity
Preferred Stock	482,554	—	—	(482,554)	—
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	8,839,817	246,793	—	(17,446)	5,079,042	14,148,206	Book Value
Noncontrolling Interests	16,885,470	(11,784,424)	—	—	(5,079,042)	22,004	Noncontrolling Interests
		—	—	500,000	—	500,000	Preferred Stock
Total Liabilities and Equity	$52,004,019	(31,561,635)	(1,089,045)	(582,775)	—	$18,770,564

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P.

As of December 31, 2018
(Amounts in thousands)
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	SEGMENT BALANCE SHEET

Assets
Cash and Cash Equivalents	$1,751,287	(88,852)	—	839,804	—	$2,502,239	Cash and Short-term Investments
Investments	44,907,982	(30,069,428)	(922,977)	(4,068,113)	—	9,847,464	Investments
		—	—	1,223,084	—	1,223,084	Unrealized Carried Interest
		—	—	161,225	—	161,225	Corporate Real Estate
		—	—	561,114	—	561,114	Tax Assets
Other Assets	4,084,106	(1,730,191)	—	938,595	—	3,292,510	Other Assets
Total Assets	$50,743,375	(31,888,471)	(922,977)	(344,291)	—	$17,587,636

Liabilities and Equity
Debt Obligations	22,341,192	(19,024,874)	—	(948,517)	—	2,367,801	Debt Obligations - KKR (ex-KFN)
		—	—	948,517	—	948,517	Debt Obligations - KFN
		—	—	174,395	—	174,395	Tax Liabilities
Other Liabilities	3,019,574	(986,930)	(922,977)	(518,686)	—	590,981	Other Liabilities
Total Liabilities	25,360,766	(20,011,804)	(922,977)	(344,291)	—	4,081,694

Redeemable Noncontrolling Interests	1,122,641	(1,122,641)	—	—	—

Stockholders' Equity
Preferred Stock	482,554	—	—	(482,554)	—
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	8,167,056	205,502	—	(17,446)	4,625,448	12,980,560	Book Value
Noncontrolling Interests	15,610,358	(10,959,528)	—	—	(4,625,448)	25,382	Noncontrolling Interests
		—	—	500,000	—	500,000	Preferred Stock
Total Liabilities and Equity	$50,743,375	(31,888,471)	(922,977)	(344,291)	—	$17,587,636

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER

The following table provides reconciliations of KKR's GAAP Shares of Class A Common Stock Outstanding to Adjusted Shares Eligible for Distribution and Outstanding Adjusted Shares:

	As of	As of
	March 31, 2019	December 31, 2018
GAAP Shares of Class A Common Stock Outstanding	533,922,902	534,857,237
Adjustments:
KKR Holdings Units (1)	298,645,285	299,081,239
Adjusted Shares Eligible for Distribution (2)	832,568,187	833,938,476

Unvested Shares of Class A Common Stock (3)	32,854,483	33,408,491

(1)	Class A common stock that may be issued by KKR & Co. Inc. upon exchange of units in KKR Holdings for Class A common stock.

(2)	Amounts exclude unvested equity awards granted under our Equity Incentive Plans.

(3)
Represents equity awards granted under our Equity Incentive Plans. The issuance of Class A common stock of KKR & Co. Inc. pursuant to awards under our Equity Incentive Plans dilutes KKR Class A common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. Excludes the award of 2,500,000 restricted stock units granted to each of our Co-Presidents/Co-Chief Operating Officers during 2017 that have not met their market-price based vesting condition as of March 31, 2019 or December 31, 2018. See Note 12 "Equity Based Compensation" to the financial statements included elsewhere in this report.

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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of March 31, 2019, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report.

As of March 31, 2019, no netting holes in excess of $50 million existed at our private equity funds. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. The following describes these sources of liquidity.

Revolving Credit Agreements, Senior Notes, KFN Debt Obligations & KFN Securities

For a discussion of KKR's debt obligations, including our revolving credit agreements, senior notes, KFN debt obligations, and KFN securities, see Note 10 "Debt Obligations" to the audited financial statements included in our Annual Report and Note 10 "Debt Obligations" to the financial statements included elsewhere in this report.

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

KKR & Co. Inc. Share Repurchase Program

Under the terms of our share repurchase program, KKR is authorized to repurchase its Class A common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any Class A common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of Class A common stock, and the program may be suspended, extended, modified or discontinued at any time. As of March 31, 2019, $500 million was available under the repurchase program.

In addition to the purchases of Class A common stock as described above, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive Class A common stock. See "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 8% of a fund's total capital commitments at final closing; however, the size of our general partner commitment to certain funds pursuing newer strategies may exceed this range. The following table presents our uncalled commitments to our active investment funds as of March 31, 2019:

Uncalled Commitments
Private Markets	($ in thousands)
Core Investment Vehicles	$2,238,200
Americas Fund XII	489,200
Asian Fund III	476,300
European Fund V	400,000
Global Infrastructure III	310,600
Energy Income and Growth II	200,000
Health Care Strategic Growth	127,800
Real Estate Partners Americas II	125,900
Global Impact Fund	100,000
Real Estate Credit Opportunity Partners II	50,000
European Fund IV	49,900
Next Generation Technology Growth	33,600
Other Private Markets Vehicles	196,200
Total Private Markets Commitments	4,797,700

Public Markets
Special Situations Fund II	105,400
Private Credit Opportunities Partners II	27,000
Lending Partners III	18,400
Lending Partners Europe	13,800
Other Public Markets Vehicles	124,600
Total Public Markets Commitments	289,200

Total Uncalled Commitments	$5,086,900

Other Commitments

In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets primarily in our Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets business line. As of March 31, 2019, these commitments amounted to $153.7 million and $516.2 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for our Capital Markets business line are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown occurring after March 31, 2019. Our capital markets business has an arrangement with a third party, which reduces our risk when underwriting certain debt transactions, and thus our unfunded commitments as of March 31, 2019 are reduced to reflect the amount to be funded by such third party. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

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

Tax Receivable Agreement

We may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings, which may result in an increase in our tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former principals who have exchanged KKR Holdings units for KKR Class A common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the agreement. As of March 31, 2019, an undiscounted payable of $108.3 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2019, approximately $35.8 million of cumulative cash payments have been made under the tax receivable agreement.

Following the Conversion, we expect the amount of future payments under the tax receivable agreement to be materially higher than it would have been had we not converted to a corporation. In addition, our obligations under the tax receivable agreement would be effectively accelerated in the event of an early termination of the tax receivable agreement by us or in the event of certain mergers, asset sales and other forms of business combinations or other changes of control. See "Risk Factors—Risks Related to Our Organization—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our Class A common stock for KKR Group Partnership Units and related transactions" in our Annual Report.

Dividends
A dividend of $0.125 per share of Class A common stock has been declared, which will be paid on May 28, 2019 to holders of record of Class A common stock as of the close of business on May 13, 2019.
A dividend of $0.421875 per share of Series A Preferred Stock has been declared and set aside for payment on June 17, 2019 to holders of record of Series A Preferred Stock as of the close of business on June 1, 2019. A dividend of $0.406250 per share of Series B Preferred Stock has been declared and set aside for payment on June 17, 2019 to holders of record of Series B Preferred Stock as of the close of business on June 1, 2019.
When KKR & Co. Inc. receives distributions from the KKR Group Partnerships (the holding companies of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships.
The declaration and payment of dividends to our Class A common stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. Our current dividend policy is to pay dividends to holders of our Class A common stock in an annual aggregate amount of $0.50 per share (or a quarterly dividend of $0.125 per share), subject to the discretion of our board of directors based on a number of factors, including KKR’s future financial performance and other considerations that the board deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our Class A common stock will be maintained. Furthermore, the declaration and payment of distributions by the KKR Group Partnerships and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements and the terms of the preferred stock of the KKR Group Partnerships.

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
Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of fees, expenses and investment income. Our management bases these estimates and judgments on available information, historical experience and other assumptions that we believe are reasonable under the circumstances. However, these estimates, judgments and assumptions are often subjective and may be impacted negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the financial statements in the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions.

The following discusses certain aspects of our critical accounting policies. For a full discussion of these and all critical accounting policies, see Note 2 "Summary of Significant Accounting Policies" to the financial statements included elsewhere in this report.
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
We classified 6.0% of total investments measured and reported at fair value as Level I at March 31, 2019.
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
We classified 36.7% of total investments measured and reported at fair value as Level II at March 31, 2019.
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

We classified 57.3% of total investments measured and reported at fair value as Level III at March 31, 2019. The valuation of our Level III investments at March 31, 2019 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core investments), and including investments in both consolidated and unconsolidated investment funds, approximately 63% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 2% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of March 31, 2019, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 41%, 51%, and 8%, respectively.
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

On a segment basis, our energy real asset investments in oil and gas-producing properties as of March 31, 2019 had a fair value of approximately $679 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in book value of $67.9 million. As of March 31, 2019, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that book value would have been approximately $83 million lower.
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
Key unobservable inputs that have a significant impact on our Level III investment valuations as described above are included in Note 5 "Fair Value Measurements" to the financial statements included elsewhere in this report.
Level III Valuation Process
The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review.
For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 5% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR's investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of March 31, 2019, less than 3% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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
As of March 31, 2019, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of March 31, 2019, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of March 31, 2019, investments which represented greater than 5% of total segment investments consisted of First Data Corporation and USI, Inc. valued at $1,534.0 million and $650.1 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of First Data Corporation. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Segment Balance Sheet" for additional information regarding our largest holdings on a segment basis.
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
Certain of our investment funds are consolidated. When a fund is consolidated, the portion of our funds' investment income that is allocable to our carried interests and capital investments is not shown in the consolidated statements of operations. For funds that are consolidated, all investment income (loss), including the portion of a funds' investment income (loss) that is allocable to KKR's carried interest, is included in investment income (loss) on the consolidated statements of operations. The carried interest that KKR retains in net income (loss) attributable to KKR & Co. Inc. is reflected as an adjustment to net income

(loss) attributable to noncontrolling interests. However, because certain of our funds remain consolidated and because we hold a minority economic interest in these funds' investments, our share of the investment income is less than the total amount of investment income presented in the consolidated statements of operations for these consolidated funds.
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
Recently Issued Accounting Pronouncements
For a full discussion of recently issued accounting pronouncements, see Note 2 "Summary of Significant Accounting Policies" to the financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There was no material change in our market risks during the three months ended March 31, 2019. For additional information, please refer to our Annual Report.
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
 As of the period ended March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the period ended March 31, 2019, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
The section entitled "Litigation" appearing in Note 16 "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.
ITEM 1A.  RISK FACTORS.
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Share Repurchases in the First Quarter of 2019
KKR increased the available amount under our repurchase program to $500 million, which represented an increase of approximately $247 million from amounts remaining prior to the increase under the program.
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
In addition to the repurchases of Class A common stock described above, subsequent to May 3, 2018, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of Class A common stock. From October 27, 2015 through March 31, 2019, KKR has paid approximately $236 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of Class A common stock or its equivalent upon the vesting of equity awards representing 12.6 million shares of Class A common stock. Of these amounts, equity awards representing 11.0 million shares of Class A common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our Class A common stock during the first quarter of 2019. 1,370,289 shares of Class A common stock were repurchased during the first quarter of 2019. From inception of the repurchase program through March 31, 2019, we have repurchased a total of approximately 40.6 million shares of Class A common stock under the program at an average price of approximately $16.27 per share.

Issuer Purchases of Class A Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2019 to January 31, 2019)	1,370,289	$20.85	40,585,002	$252,831
Month #2 (February 1, 2019 to February 28, 2019)	—	$—	40,585,002	$252,831
Month #3 (March 1, 2019 to March 31, 2019)	—	$—	40,585,002	$500,000
Total through March 31, 2019	1,370,289

Other Equity Securities
During the first quarter of 2019, 435,954 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of shares of our Class A common stock. This resulted in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings. In May 2019, approximately 1.7 million KKR Group Partnership Units are expected to be exchanged by KKR Holdings into an equal number of shares of our Class A common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION
KKR will hold its 2019 annual meeting of stockholders (the "Annual Meeting") at 9:00 a.m., Eastern Time, on Monday, June 17, 2019, at the offices of Simpson Thacher & Bartlett LLP, 425 Lexington Avenue, New York, New York 10017. The close of business on May 13, 2019 has been set as the record date for the Annual Meeting (the "Record Date"). Stockholders as of the close of business on the Record Date may attend the Annual Meeting if they bring valid government-issued photo identification and proof of stock ownership. However, there will not be any matter for the stockholders to vote on and, as such, no action is expected to be taken at the Annual Meeting and KKR will not send any proxy or information statement related to the Annual Meeting.
ITEM 6. EXHIBITS.
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of KKR & Co. Inc. (incorporated herein by reference to Exhibit 3.2 KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).
3.2	Bylaws of KKR & Co. Inc. (incorporated herein by reference to Exhibit 3.3 of KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).
10.1	KKR & Co. Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Appendix A to the KKR & Co. Inc. definitive proxy statement filed on December 14, 2018).
10.2	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Directors).
10.3	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Executive Officers).
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and March 31, 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2019 and March 31, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

KKR & CO. INC.

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer)

DATE:	May 3, 2019