Form 10-Q
period 2019-06-30
KKR & Co. Inc.
filed 2019-08-02
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2019, there were 545,623,520 shares of Class A common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarter Ended June 30, 2019

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share Data)

	June 30, 2019	December 31, 2018
Assets
Cash and Cash Equivalents	$2,143,057	$1,751,287
Cash and Cash Equivalents Held at Consolidated Entities	955,764	693,860
Restricted Cash and Cash Equivalents	91,737	196,365
Investments	51,243,090	44,907,982
Due from Affiliates	675,950	657,189
Other Assets	2,414,467	2,536,692
Total Assets	$57,524,065	$50,743,375

Liabilities and Equity
Debt Obligations	$25,685,785	$22,341,192
Due to Affiliates	276,440	275,584
Accounts Payable, Accrued Expenses and Other Liabilities	3,279,777	2,743,990
Total Liabilities	29,242,002	25,360,766

Commitments and Contingencies

Redeemable Noncontrolling Interests	—	1,122,641

Stockholders' Equity (1)
Series A and B Preferred Stock, $0.01 par value. 13,800,000 and 6,200,000 shares, respectively, issued and outstanding as of June 30, 2019 and December 31, 2018.	482,554	482,554
Class A Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 545,623,520 and 534,857,237 shares, issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	5,456	5,349
Class B Common Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of June 30, 2019 and December 31, 2018.	—	—
Class C Common Stock, $0.01 par value. 499,999,999 shares authorized, 296,961,596 and 299,081,239 shares, issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	2,970	2,991
Additional Paid-In Capital	8,252,018	8,106,408
Retained Earnings	1,172,754	91,953
Accumulated Other Comprehensive Income (Loss)	(40,274)	(39,645)
Total KKR & Co. Inc. Stockholders' Equity	9,875,478	8,649,610
Noncontrolling Interests	18,406,585	15,610,358
Total Equity	28,282,063	24,259,968
Total Liabilities and Equity	$57,524,065	$50,743,375

(1)	See Note 1 "Organization."

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (Continued)
(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs") as of June 30, 2019 and December 31, 2018. KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS") and (ii) certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR's general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR's beneficial interest therein and any income generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	June 30, 2019
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$647,451	$164,376	$811,827
Restricted Cash and Cash Equivalents	—	55,214	55,214
Investments	16,140,219	17,467,075	33,607,294
Due from Affiliates	—	11,852	11,852
Other Assets	98,469	249,929	348,398
Total Assets	$16,886,139	$17,948,446	$34,834,585

Liabilities
Debt Obligations	$15,510,266	$1,264,011	$16,774,277
Accounts Payable, Accrued Expenses and Other Liabilities	573,956	56,499	630,455
Total Liabilities	$16,084,222	$1,320,510	$17,404,732

	December 31, 2018
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$428,850	$176,264	$605,114
Restricted Cash and Cash Equivalents	—	174,057	174,057
Investments	14,733,423	15,585,629	30,319,052
Due from Affiliates	—	11,832	11,832
Other Assets	148,221	223,054	371,275
Total Assets	$15,310,494	$16,170,836	$31,481,330

Liabilities
Debt Obligations	$13,958,554	$1,392,987	$15,351,541
Accounts Payable, Accrued Expenses and Other Liabilities	579,408	126,333	705,741
Total Liabilities	$14,537,962	$1,519,320	$16,057,282

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Fees and Other	$519,441	$413,846	$891,989	$808,240
Capital Allocation-Based Income	660,423	557,774	1,475,355	635,986
Total Revenues	1,179,864	971,620	2,367,344	1,444,226

Expenses
Compensation and Benefits	608,967	472,500	1,153,529	770,636
Occupancy and Related Charges	17,193	15,322	31,883	29,537
General, Administrative and Other	182,651	187,228	352,166	311,478
Total Expenses	808,811	675,050	1,537,578	1,111,651

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,037,985	1,116,587	2,241,863	1,589,387
Dividend Income	17,130	66,344	39,755	99,408
Interest Income	365,727	351,705	724,238	649,961
Interest Expense	(264,766)	(203,850)	(513,854)	(423,440)
Total Investment Income (Loss)	1,156,076	1,330,786	2,492,002	1,915,316

Income (Loss) Before Taxes	1,527,129	1,627,356	3,321,768	2,247,891

Income Tax Expense (Benefit)	165,399	60,960	332,992	78,601

Net Income (Loss)	1,361,730	1,566,396	2,988,776	2,169,290
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	(18,016)	—	7,658
Net Income (Loss) Attributable to Noncontrolling Interests	838,996	895,690	1,756,723	1,294,467
Net Income (Loss) Attributable to KKR & Co. Inc.	522,734	688,722	1,232,053	867,165

Series A Preferred Stock Dividends	5,822	5,822	11,644	11,644
Series B Preferred Stock Dividends	2,519	2,519	5,038	5,038

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$514,393	$680,381	$1,215,371	$850,483

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock
Basic	$0.94	$1.33	$2.25	$1.71
Diluted	$0.93	$1.24	$2.20	$1.57
Weighted Average Shares of Class A Common Stock Outstanding
Basic	544,528,863	510,586,631	539,240,051	499,208,944
Diluted	554,643,810	548,745,498	552,374,508	542,367,320

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income (Loss)	$1,361,730	$1,566,396	$2,988,776	$2,169,290

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(2,039)	(27,537)	327	(23,913)

Comprehensive Income (Loss)	1,359,691	1,538,859	2,989,103	2,145,377

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	(18,016)	—	7,658
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	837,111	881,741	1,757,470	1,279,791

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$522,580	$675,134	$1,231,633	$857,928

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(Amounts in Thousands, Except Share Data)
The statements below represent KKR & Co. Inc. as a partnership prior to the Conversion for the three and six months ended June 30, 2018:

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at April 1, 2018	489,242,042	$6,933,430	$(15,245)	$6,918,185	$332,988	$149,566	$13,677,569	$21,078,308	$690,630
Net Income (Loss)		680,381		680,381	5,822	2,519	895,690	1,584,412	(18,016)
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(13,588)	(13,588)			(13,949)	(27,537)
Changes in Consolidation				—			370,307	370,307
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	29,654,792	456,249	(1,866)	454,383			(454,383)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other		2,243	—	2,243				2,243
Net Delivery of Common Units - Equity Incentive Plans	7,652,340	(53,439)		(53,439)				(53,439)
Equity-Based and Other Non-Cash Compensation		58,198		58,198			29,247	87,445
Unit Repurchases	(2,207,300)	(52,212)		(52,212)				(52,212)
Capital Contributions				—			1,139,999	1,139,999	292,501
Capital Distributions (1)		(84,321)		(84,321)	(5,822)	(2,519)	(711,821)	(804,483)	(2,968)
Balance at June 30, 2018	524,341,874	$7,940,529	$(30,699)	$7,909,830	$332,988	$149,566	$14,932,659	$23,325,043	$962,147
(1) $0.17 per common unit, $0.421875 per Series A preferred unit, and $0.406250 per Series B preferred unit.

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2018	486,174,736	$6,722,863	$(19,481)	$6,703,382	$332,988	$149,566	$12,866,324	$20,052,260	$610,540
Net Income (Loss)		850,483		850,483	11,644	5,038	1,294,467	2,161,632	7,658
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(9,237)	(9,237)			(14,676)	(23,913)
Changes in Consolidation				—			370,307	370,307
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	32,722,098	507,470	(1,998)	505,472			(505,472)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other		6,448	17	6,465				6,465
Net Delivery of Common Units - Equity Incentive Plans	7,652,340	(53,439)		(53,439)				(53,439)
Equity-Based and Other Non-Cash Compensation		125,994		125,994			61,942	187,936
Unit Repurchases	(2,207,300)	(52,212)		(52,212)				(52,212)
Capital Contributions				—			2,410,722	2,410,722	349,451
Capital Distributions (2)		(167,078)		(167,078)	(11,644)	(5,038)	(1,550,955)	(1,734,715)	(5,502)
Balance at June 30, 2018	524,341,874	$7,940,529	$(30,699)	$7,909,830	$332,988	$149,566	$14,932,659	$23,325,043	$962,147
(2) $0.34 per common unit, $0.843750 per Series A preferred unit, and $0.812500 per Series B preferred unit.
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Continued)
(Amounts in Thousands, Except Share Data)
The statements below represent KKR & Co. Inc. as a corporation subsequent to the Conversion for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Amounts	Shares	Amounts	Shares
Preferred Stock
Beginning of Period	482,554	20,000,000	482,554	20,000,000
End of Period	482,554	20,000,000	482,554	20,000,000
Class A Common Stock
Beginning of Period	5,339	533,922,902	5,349	534,857,237
Exchange of KKR Holdings Units	17	1,683,689	21	2,119,643
Repurchases of Class A Common Stock	—	—	(14)	(1,370,289)
Net Delivery of Class A Common Stock	65	6,516,929	65	6,516,929
Class A Common Stock Issued in Connection with the Purchase of an Investment	35	3,500,000	35	3,500,000
End of Period	5,456	545,623,520	5,456	545,623,520
Class B Common Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Class C Common Stock
Beginning of Period	2,987	298,645,285	2,991	299,081,239
Cancellation of Class C Common Stock	(17)	(1,683,689)	(21)	(2,119,643)
End of Period	2,970	296,961,596	2,970	296,961,596
Additional Paid-In Capital
Beginning of Period	8,145,133		8,106,408
Exchange of KKR Holdings Units	29,849		36,986
Tax Effects Resulting from Exchange of KKR Holdings Units and Other	(738)		4,517
Net Delivery of Class A Common Stock	(53,479)		(53,479)
Repurchases of Class A Common Stock	—		(28,552)
Equity-Based Compensation	48,611		103,496
Class A Common Stock Issued in Connection with the Purchase of an Investment	82,642		82,642
End of Period	8,252,018		8,252,018
Retained Earnings
Beginning of Period	726,312		91,953
Net Income (Loss) Attributable to KKR & Co. Inc.	522,734		1,232,053
Series A Preferred Stock Dividends ($0.421875 and $0.843750 per share for the three and six months ended June 30, 2019, respectively)	(5,822)		(11,644)
Series B Preferred Stock Dividends ($0.406250 and $0.812500 per share for the three and six months ended June 30, 2019, respectively)	(2,519)		(5,038)
Common Stock Dividends ($0.125 and $0.250 per share for the three and six months ended June 30, 2019, respectively)	(67,951)		(134,570)
End of Period	1,172,754		1,172,754
Accumulated Other Comprehensive Income (Loss)
Beginning of Period	(39,954)		(39,645)
Foreign Currency Translation (net of tax)	(154)		(420)
Exchange of KKR Holdings Units	(166)		(209)
End of Period	(40,274)		(40,274)
Total KKR & Co. Inc. Stockholders' Equity	9,875,478		9,875,478
Noncontrolling Interests (See Note 15 "Equity")	18,406,585		18,406,585
Total Equity	$28,282,063		$28,282,063
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net Income (Loss)	$2,988,776	$2,169,290
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	148,950	180,844
Net Realized (Gains) Losses on Investments	(203,958)	(185,164)
Change in Unrealized (Gains) Losses on Investments	(2,037,905)	(1,404,223)
Capital Allocation-Based Income	(1,475,355)	(635,986)
Other Non-Cash Amounts	8,753	29,942
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Consolidation and Other	(137,498)	—
Change in Due from / to Affiliates	(34,611)	(128,841)
Change in Other Assets	385,864	437,096
Change in Accounts Payable, Accrued Expenses and Other Liabilities	502,264	373,360
Investments Purchased	(15,312,092)	(20,677,349)
Proceeds from Investments	12,052,968	15,302,724
Net Cash Provided (Used) by Operating Activities	(3,113,844)	(4,538,307)

Investing Activities
Purchases of Fixed Assets	(144,037)	(45,188)
Development of Oil and Natural Gas Properties	(1,077)	—
Proceeds from Sale of Oil and Natural Gas Properties	—	26,630
Net Cash Provided (Used) by Investing Activities	(145,114)	(18,558)

Financing Activities
Preferred Stock Dividends	(16,682)	(16,682)
Common Stock Dividends	(134,570)	(167,078)
Distributions to Redeemable Noncontrolling Interests	—	(5,502)
Contributions from Redeemable Noncontrolling Interests	—	349,451
Distributions to Noncontrolling Interests	(1,621,295)	(1,550,955)
Contributions from Noncontrolling Interests	2,650,908	2,410,722
Net Delivery of Class A Common Stock (Equity Incentive Plans)	(53,414)	(53,439)
Repurchases of Class A Common Stock	(28,566)	(52,212)
Proceeds from Debt Obligations	8,463,555	8,932,645
Repayment of Debt Obligations	(5,418,043)	(5,708,987)
Financing Costs Paid	(36,268)	(22,884)
Net Cash Provided (Used) by Financing Activities	3,805,625	4,115,079

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,379	(11,938)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	549,046	(453,724)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	2,641,512	3,735,361
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,190,558	$3,281,637

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$484,215	$380,413
Payments for Income Taxes	$94,748	$36,476
Payments for Operating Lease Liabilities	$24,923	$—
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$148,950	$187,936
Class A Common Stock Issued in Connection with the Purchase of an Investment	$82,677	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$(333,691)	$373,625
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other	$4,517	$6,465
Gain on Sale of Oil and Natural Gas Properties	$—	$15,224

Change in Consolidation and Other
Investments	$(1,014,813)	$(3,054,090)
Due From Affiliates	$1,642	$—
Other Assets	$(19,703)	$(114,770)
Debt Obligations	$—	$(4,049,685)
Accounts Payable, Accrued Expenses and Other Liabilities	$(47,731)	$197,874
Noncontrolling Interests	$—	$370,307
Redeemable Noncontrolling Interests	$(1,122,641)	$—
Gain on Asset Contribution	$—	$312,644

	June 30, 2019	December 31, 2018
Reconciliation to the Condensed Consolidated Statements of Financial Condition
Cash and Cash Equivalents	$2,143,057	$1,751,287
Cash and Cash Equivalents Held at Consolidated Entities	955,764	693,860
Restricted Cash and Cash Equivalents	91,737	196,365
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,190,558	$2,641,512

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

On July 1, 2018, KKR & Co. L.P. converted from a Delaware limited partnership to a Delaware corporation named KKR & Co. Inc. (the "Conversion"). Because the Conversion became effective on July 1, 2018, the prior period amounts in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2018, reflect KKR as a limited partnership and not a corporation. In this report, references to KKR & Co. Inc. for periods prior to the Conversion mean KKR & Co. L.P., and references to KKR's Class A common stock, Series A Preferred Stock and Series B Preferred Stock for periods prior to the Conversion mean common units, Series A preferred units and Series B preferred units of KKR & Co. L.P., respectively, in each case, except where the context requires otherwise. As a result of the Conversion, the financial impact to the condensed consolidated financial statements contained herein consisted of (i) reclassifications from partnership equity accounts to equity accounts reflective of a corporation and (ii) a partial step-up in the tax basis of certain assets resulting in the recognition of a net income tax benefit.

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

KKR & Co. Inc. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, "KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc. As of June 30, 2019, KKR & Co. Inc. held approximately 64.8% of the KKR Group Partnership Units and KKR Holdings held approximately 35.2% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings exchange units in the KKR Group Partnerships for shares of Class A common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of Class A common stock of KKR & Co. Inc. The KKR Group Partnerships also have outstanding equity interests that provide for the carry pool and preferred units with economic terms that mirror the preferred stock issued by KKR & Co. Inc.

Notes to Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements of KKR & Co. Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the "financial statements"), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The December 31, 2018 consolidated balance sheet data was derived from audited financial statements included in KKR's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on February 15, 2019, and the financial statements should be read in conjunction with the audited financial statements included therein. Additionally, in the accompanying financial statements the condensed consolidated statements of financial condition are referred to hereafter as the "consolidated statements of financial condition"; the condensed consolidated statements of operations are referred to hereafter as the "consolidated statements of operations";  the condensed consolidated statements of comprehensive income (loss) are referred to hereafter as the "consolidated statements of comprehensive income (loss)"; the condensed consolidated statements of changes in equity are referred to hereafter as the "consolidated statements of changes in equity"; and the condensed consolidated statements of cash flows are referred to hereafter as the "consolidated statements of cash flows."
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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of June 30, 2019, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace"). KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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
Revenues
For the three and six months ended June 30, 2019 and 2018, respectively, revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management Fees	$206,097	$171,172	$394,505	$358,899
Fee Credits	(91,862)	(34,847)	(195,339)	(63,900)
Transaction Fees	304,889	170,221	493,092	328,874
Monitoring Fees	26,424	25,363	52,075	42,949
Incentive Fees	—	233	—	14,038
Expense Reimbursements	42,741	50,576	86,801	70,787
Oil and Gas Revenue	12,275	13,853	25,450	28,360
Consulting Fees	18,877	17,275	35,405	28,233
Total Fees and Other	519,441	413,846	891,989	808,240

Carried Interest	551,443	491,176	1,245,826	553,923
General Partner Capital Interest	108,980	66,598	229,529	82,063
Total Capital Allocation-Based Income	660,423	557,774	1,475,355	635,986

Total Revenues	$1,179,864	$971,620	$2,367,344	$1,444,226

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
ROU assets and the associated lease liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. The discount rate implicit in the lease is generally not readily determinable. Consequently, KKR uses its incremental borrowing rate based on the information available including, but not limited to, collateral assumptions, the term of the lease, and the economic environment in which the lease is denominated at the commencement date in determining the present value of the future lease payments. The ROU assets are recognized as the initial measurement of the lease liabilities plus any initial direct costs and any prepaid lease payments less lease incentives received, if any. The lease terms may include options to extend or terminate the lease which are accounted for when it is reasonably certain that KKR will exercise that option. Certain leases that include lease and non-lease components are accounted for as one single lease component. In addition to contractual rent payments, occupancy lease agreements generally include additional payments for certain costs incurred by the landlord, such as building expenses and utilities. To the extent these are fixed or determinable, they are included as part of the lease payments used to measure the Operating Lease Liability.
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
KKR adopted this guidance on the effective date, January 1, 2019, using the modified retrospective approach and electing the "Comparatives Under ASC 840 Approach." The Comparatives Under ASC 840 Approach allows an entity to elect not to recast its comparative periods in the period of adoption when transitioning to ASC 842. In doing so, KKR has provided the disclosures required by ASC 840 for the comparative periods. Additionally, KKR has elected the practical expedient package transition election for all leases. The practical expedient package under the new standard allows an entity not to have to reassess its prior conclusions about lease identification, lease classification and initial direct costs. KKR also has made the election under ASC 842 to account for lease and non-lease components as a single lease component.
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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$24,498	$938,390	$962,888	$25,589	$496,927	$522,516
Credit (1)	(54,074)	29,923	(24,151)	(144,960)	(86,863)	(231,823)
Investments of Consolidated CFEs (1)	(3,141)	63,921	60,780	(51,536)	(36,514)	(88,050)
Real Assets (1)	17,097	(19,585)	(2,488)	10,393	146,213	156,606
Equity Method - Other (1)	47,217	85,439	132,656	(163,153)	218,160	55,007
Other Investments (1)	(9,969)	(32,651)	(42,620)	(73,901)	(107,867)	(181,768)
Foreign Exchange Forward Contracts and Options (2)	19,607	(1,777)	17,830	(7,319)	177,689	170,370
Securities Sold Short (2)	30,126	15,956	46,082	252,378	(11,457)	240,921
Other Derivatives (2)	—	(9,202)	(9,202)	—	11,259	11,259
Debt Obligations and Other (3)	2,816	(106,606)	(103,790)	307,293	154,256	461,549
Net Gains (Losses) From Investment Activities	$74,177	$963,808	$1,037,985	$154,784	$961,803	$1,116,587

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$93,066	$1,858,015	$1,951,081	$41,842	$655,296	$697,138
Credit (1)	(71,950)	38,592	(33,358)	(143,697)	(28,713)	(172,410)
Investments of Consolidated CFEs (1)	(13,671)	297,278	283,607	(78,052)	(84,917)	(162,969)
Real Assets (1)	46,644	69,996	116,640	23,350	205,510	228,860
Equity Method - Other (1)	67,350	242,345	309,695	(153,943)	353,764	199,821
Other Investments (1)	(8,519)	(63,012)	(71,531)	(318,100)	(21,502)	(339,602)
Foreign Exchange Forward Contracts and Options (2)	45,061	53,012	98,073	(39,933)	114,571	74,638
Securities Sold Short (2)	44,552	(64,816)	(20,264)	528,327	(41,331)	486,996
Other Derivatives (2)	1,465	(22,607)	(21,142)	3,642	3,036	6,678
Debt Obligations and Other (3)	(40)	(370,898)	(370,938)	321,728	248,509	570,237
Net Gains (Losses) From Investment Activities	$203,958	$2,037,905	$2,241,863	$185,164	$1,404,223	$1,589,387

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."

Notes to Financial Statements (Continued)

4. INVESTMENTS
Investments consist of the following:

	June 30, 2019	December 31, 2018
Private Equity	$10,193,053	$7,349,559
Credit	9,616,968	9,099,135
Investments of Consolidated CFEs	16,140,219	14,733,423
Real Assets	3,246,055	3,157,954
Equity Method - Other	4,442,897	4,212,874
Equity Method - Capital Allocation-Based Income	4,720,162	3,584,415
Other Investments	2,883,736	2,770,622
Total Investments	$51,243,090	$44,907,982

As of June 30, 2019 and December 31, 2018, there were no investments which represented greater than 5% of total investments. The majority of the securities underlying private equity investments represent equity securities.

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
Assets, at fair value:

	June 30, 2019
	Level I	Level II	Level III		Total
Private Equity	$2,681,622	$113,539	$7,397,892		$10,193,053
Credit	—	1,772,106	7,844,862		9,616,968
Investments of Consolidated CFEs	—	14,051,562	2,088,657		16,140,219
Real Assets	—	—	3,246,055		3,246,055
Equity Method - Other	162,577	47,938	1,669,322		1,879,837
Other Investments	402,640	185,762	2,295,334		2,883,736
Total Investments	3,246,839	16,170,907	24,542,122		43,959,868

Foreign Exchange Contracts and Options	—	204,629	—		204,629
Other Derivatives	—	2,202	29,415	(1)	31,617
Total Assets	$3,246,839	$16,377,738	$24,571,537		$44,196,114

	December 31, 2018
	Level I	Level II	Level III		Total
Private Equity	$1,156,977	$63,999	$6,128,583		$7,349,559
Credit	—	2,334,405	6,764,730		9,099,135
Investments of Consolidated CFEs	—	12,650,878	2,082,545		14,733,423
Real Assets	—	—	3,157,954		3,157,954
Equity Method - Other	245,225	43,943	1,503,022		1,792,190
Other Investments	480,192	173,844	2,116,586		2,770,622
Total Investments	1,882,394	15,267,069	21,753,420		38,902,883

Foreign Exchange Contracts and Options	—	177,264	—		177,264
Other Derivatives	—	3,879	37,116	(1)	40,995
Total Assets	$1,882,394	$15,448,212	$21,790,536		$39,121,142

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

Notes to Financial Statements (Continued)

Liabilities, at fair value:

	June 30, 2019
	Level I	Level II	Level III		Total
Securities Sold Short	$356,038	$—	$—		$356,038
Foreign Exchange Contracts and Options	—	18,235	—		18,235
Unfunded Revolver Commitments	—	—	67,722	(1)	67,722
Other Derivatives	—	32,001	17,200	(2)	49,201
Debt Obligations of Consolidated CFEs	—	13,587,963	1,922,303		15,510,266
Total Liabilities	$356,038	$13,638,199	$2,007,225		$16,001,462

	December 31, 2018
	Level I	Level II	Level III		Total
Securities Sold Short	$344,124	$—	$—		$344,124
Foreign Exchange Contracts and Options	—	60,749	—		60,749
Unfunded Revolver Commitments	—	—	52,066	(1)	52,066
Other Derivatives	—	18,440	17,200	(2)	35,640
Debt Obligations of Consolidated CFEs	—	12,081,771	1,876,783		13,958,554
Total Liabilities	$344,124	$12,160,960	$1,946,049		$14,451,133

(1)	These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

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

Notes to Financial Statements (Continued)

The following tables summarize changes in investments and debt obligations measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2019 and 2018, respectively:

	For the Three Months Ended June 30, 2019
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$6,831,546	$6,530,479	$2,083,735	$3,213,813	$1,650,179	$2,063,950	$22,373,702	$1,914,571
Transfers In / (Out) Due to Changes in Consolidation	—	—	—	—	—	—	—	—
Transfers In	7,956	—	—	—	26,520	—	34,476	—
Transfers Out	(435,694)	—	—	—	—	—	(435,694)	—
Asset Purchases / Debt Issuances	918,908	1,843,769	—	106,984	46,607	394,905	3,311,173	—
Sales / Paydowns	(149,516)	(535,789)	(24,039)	(72,254)	(104,379)	(133,217)	(1,019,194)	—
Settlements	—	16,526	—	—	—	—	16,526	(24,039)
Net Realized Gains (Losses)	14,663	(18,575)	—	17,097	(948)	(817)	11,420	—
Net Unrealized Gains (Losses)	210,029	15,097	28,961	(19,585)	51,343	(29,487)	256,358	31,771
Change in Other Comprehensive Income	—	(6,645)	—	—	—	—	(6,645)	—
Balance, End of Period	$7,397,892	$7,844,862	$2,088,657	$3,246,055	$1,669,322	$2,295,334	$24,542,122	$1,922,303

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$209,924	$13,738	$28,961	$(13,442)	$51,343	$(29,487)	$261,037	$31,771

	For the Three Months Ended June 30, 2018
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$3,088,411	$5,818,855	$5,258,399	$2,827,433	$1,085,725	$1,801,204	$19,880,027	$5,138,167
Transfers In / (Out) Due to Changes in Consolidation	928,217	—	(4,153,641)	—	—	—	(3,225,424)	(4,045,957)
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	(52,568)	—	—	—	—	—	(52,568)	—
Asset Purchases / Debt Issuances	1,009,109	1,004,128	—	423,588	198,748	93,864	2,729,437	—
Sales / Paydowns	(94,971)	(573,980)	(14,286)	(102,386)	(7,170)	(107,696)	(900,489)	—
Settlements	—	3,325	—	—	—	—	3,325	(3,728)
Net Realized Gains (Losses)	21,078	(1,416)	13,000	(21,991)	(145,902)	(31,823)	(167,054)	—
Net Unrealized Gains (Losses)	173,446	(139,264)	1,042	163,376	122,164	(53,726)	267,038	2,864
Change in Other Comprehensive Income	—	(27,940)	—	—	—	—	(27,940)	—
Balance, End of Period	$5,072,722	$6,083,708	$1,104,514	$3,290,020	$1,253,565	$1,701,823	$18,506,352	$1,091,346

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$193,140	$(140,034)	$1,042	$133,924	$(24,559)	$(74,274)	$89,239	$2,864

Notes to Financial Statements (Continued)

	For the Six Months Ended June 30, 2019
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$6,128,583	$6,764,730	$2,082,545	$3,157,954	$1,503,022	$2,116,586	$21,753,420	$1,876,783
Transfers In / (Out) Due to Changes in Consolidation	—	(1,598)	—	—	—	(42,864)	(44,462)	—
Transfers In	7,956	—	—	—	26,520	—	34,476	—
Transfers Out	(491,723)	—	—	—	—	—	(491,723)	—
Asset Purchases / Debt Issuances	1,328,529	2,655,726	—	174,286	184,516	490,040	4,833,097	—
Sales / Paydowns	(249,119)	(1,563,852)	(62,334)	(202,825)	(145,505)	(160,650)	(2,384,285)	—
Settlements	—	37,341	—	—	—	—	37,341	(26,770)
Net Realized Gains (Losses)	83,231	(33,773)	—	46,644	10,678	1,304	108,084	—
Net Unrealized Gains (Losses)	590,435	(9,709)	68,446	69,996	90,091	(109,082)	700,177	72,290
Change in Other Comprehensive Income	—	(4,003)	—	—	—	—	(4,003)	—
Balance, End of Period	$7,397,892	$7,844,862	$2,088,657	$3,246,055	$1,669,322	$2,295,334	$24,542,122	$1,922,303

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$652,596	$(17,159)	$68,446	$77,835	$100,483	$(108,834)	$773,367	$72,290

	For the Six Months Ended June 30, 2018
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$2,172,290	$5,138,937	$5,353,090	$2,251,267	$1,076,709	$1,760,011	$17,752,304	$5,238,236
Transfers In / (Out) Due to Changes in Consolidation	928,217	—	(4,153,641)	—	—	—	(3,225,424)	(4,045,957)
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	(52,568)	—	—	—	—	—	(52,568)	—
Asset Purchases / Debt Issuances	1,736,735	1,894,241	—	964,486	200,785	158,621	4,954,868	—
Sales / Paydowns	(130,216)	(804,124)	(25,827)	(136,623)	(39,109)	(143,914)	(1,279,813)	—
Settlements	—	(50,500)	—	—	—	—	(50,500)	(15,269)
Net Realized Gains (Losses)	36,390	10,165	13,000	(13,637)	(136,554)	(22,931)	(113,567)	—
Net Unrealized Gains (Losses)	381,874	(61,549)	(82,108)	224,527	151,734	(49,964)	564,514	(85,664)
Change in Other Comprehensive Income	—	(43,462)	—	—	—	—	(43,462)	—
Balance, End of Period	$5,072,722	$6,083,708	$1,104,514	$3,290,020	$1,253,565	$1,701,823	$18,506,352	$1,091,346

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$401,568	$(53,280)	$(82,108)	$195,075	$10,369	$(63,832)	$407,792	$(85,664)

Notes to Financial Statements (Continued)

Total realized and unrealized gains and losses recorded for Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations.
The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments and debt obligations that are measured and reported at fair value and categorized within Level III as of June 30, 2019:

	Fair Value June 30, 2019		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$7,397,892

Private Equity	$5,343,827		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.8%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	33.7%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	64.8%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	1.5%	0.0% - 75.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.2x	6.3x - 22.3x	Increase
				Enterprise Value/Forward EBITDA Multiple	14.6x	7.7x - 20.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.1%	6.8% - 15.7%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	12.8x	5.8x - 15.0x	Increase

Growth Equity	$2,054,065		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	11.6%	5.0% - 30.0%	Decrease
				Weight Ascribed to Market Comparables	21.5%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	2.6%	0.0% - 75.0%	(5)
				Weight Ascribed to Milestones	75.9%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	62.9%	40.0% - 80.0%	Increase
				Downside	11.2%	0.0% - 30.0%	Decrease
				Upside	25.9%	0.0% - 45.0%	Increase

Credit	$7,844,862		Yield Analysis	Yield	7.4%	3.5% - 37.5%	Decrease
				Net Leverage	2.2x	0.1x - 14.2x	Decrease
				EBITDA Multiple	9.6x	0.8x - 21.0x	Increase

Investments of Consolidated CFEs	$2,088,657	(9)
Debt Obligations of Consolidated CFEs	$1,922,303		Discounted cash flow	Yield	4.5%	2.1% - 11.4%	Decrease

Real Assets	$3,246,055	(10)

Energy	$1,644,574		Discounted cash flow	Weighted Average Cost of Capital	11.0%	8.7% - 17.8%	Decrease
				Average Price Per BOE (8)	$42.99	$35.65 - $45.97	Increase

Real Estate	$1,381,531		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	33.9%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	66.1%	0.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	6.0%	4.8% - 11.0%	Decrease
			Discounted cash flow	Unlevered Discount Rate	7.8%	4.9% - 18.0%	Decrease

Equity Method - Other	$1,669,322		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.6%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	45.6%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	38.5%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	15.9%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.5x	6.3x - 15.6x	Increase
				Enterprise Value/Forward EBITDA Multiple	10.9x	9.3x - 13.3x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	8.9%	5.8% - 14.1%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.4x	6.0x - 12.5x	Increase

Notes to Financial Statements (Continued)

	Fair Value June 30, 2019		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Other Investments	$2,295,334	(11)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.0%	5.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	37.5%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	35.8%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	26.7%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.2x	1.4x - 13.3x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.4x	0.2x - 11.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	16.4%	7.4% - 30.3%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.0x	5.9x - 12.0x	Increase

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

(10)
Includes one Infrastructure investment for $220.0 million that was valued using a discounted cash flow analysis. The significant inputs used in the discounted cash flow approach included the weighted average cost of capital 6.8% and the enterprise value/LTM EBITDA exit multiple 10.0x.

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

Notes to Financial Statements (Continued)

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2019	December 31, 2018
Assets
Private Equity	$—	$2,977
Credit	6,163,377	4,950,819
Investments of Consolidated CFEs	16,140,219	14,733,423
Real Assets	323,445	310,399
Equity Method - Other	1,879,837	1,792,190
Other Investments	368,172	235,012
Total	$24,875,050	$22,024,820

Liabilities
Debt Obligations of Consolidated CFEs	$15,510,266	$13,958,554
Total	$15,510,266	$13,958,554
The following table presents the net realized and net unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$—	$—	$—	$(4,978)	$5,037	$59
Credit	(43,387)	(16,443)	(59,830)	(124,240)	(21,443)	(145,683)
Investments of Consolidated CFEs	(3,141)	63,921	60,780	(51,536)	(36,514)	(88,050)
Real Assets	1,079	14,934	16,013	2,976	12,667	15,643
Equity Method - Other	(948)	20,873	19,925	(145,924)	92,596	(53,328)
Other Investments	(820)	7,232	6,412	(13,723)	4,252	(9,471)
Total	$(47,217)	$90,517	$43,300	$(337,425)	$56,595	$(280,830)

Liabilities
Debt Obligations of Consolidated CFEs	$—	$(73,678)	$(73,678)	$376	$105,804	$106,180
Total	$—	$(73,678)	$(73,678)	$376	$105,804	$106,180

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$—	$194	$194	$(4,907)	$5,353	$446
Credit	(66,540)	4,499	(62,041)	(153,107)	(18,787)	(171,894)
Investments of Consolidated CFEs	(13,671)	297,278	283,607	(78,052)	(84,917)	(162,969)
Real Assets	1,782	17,370	19,152	3,404	9,184	12,588
Equity Method - Other	10,678	37,957	48,635	(136,576)	158,689	22,113
Other Investments	974	11,219	12,193	(9,116)	(3,626)	(12,742)
Total	$(66,777)	$368,517	$301,740	$(378,354)	$65,896	$(312,458)

Liabilities
Debt Obligations of Consolidated CFEs	$—	$(325,959)	$(325,959)	$13,632	$199,458	$213,090
Total	$—	$(325,959)	$(325,959)	$13,632	$199,458	$213,090

Notes to Financial Statements (Continued)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF CLASS A COMMON STOCK

For the three and six months ended June 30, 2019 and 2018, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of Class A common stock were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$514,393	$680,381	$1,215,371	$850,483
Excess of carrying value over consideration transferred on redemption of KFN 7.375% Series A LLC Preferred Shares	—	—	—	3,102
Net Income (Loss) Available to KKR & Co. Inc. Class A Common Stockholders	$514,393	$680,381	$1,215,371	$853,585

Basic Net Income (Loss) Per Share of Class A Common Stock
Weighted Average Shares of Class A Common Stock Outstanding - Basic	544,528,863	510,586,631	539,240,051	499,208,944
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Basic	$0.94	$1.33	$2.25	$1.71

Diluted Net Income (Loss) Per Share of Class A Common Stock
Weighted Average Shares of Class A Common Stock Outstanding - Basic	544,528,863	510,586,631	539,240,051	499,208,944
Weighted Average Unvested Shares of Class A Common Stock and Other Exchangeable Securities	10,114,947	38,158,867	13,134,457	43,158,376
Weighted Average Shares of Class A Common Stock Outstanding - Diluted	554,643,810	548,745,498	552,374,508	542,367,320
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted	$0.93	$1.24	$2.20	$1.57

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
For the three and six months ended June 30, 2019 and 2018, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted since the exchange of these units would not dilute KKR's respective ownership interests in the KKR Group Partnerships.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted Average KKR Holdings Units	297,794,189	319,040,229	298,323,364	326,984,091

Additionally, for the three and six months ended June 30, 2019 and 2018, 5.0 million shares of KKR Class A common stock subject to a market price-based vesting condition were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted since the vesting conditions have not been satisfied. See Note 12 "Equity Based Compensation."

Notes to Financial Statements (Continued)

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	June 30, 2019	December 31, 2018
Unsettled Investment Sales (1)	$59,433	$101,789
Receivables	77,814	27,258
Due from Broker (2)	224,932	396,512
Oil & Gas Assets, net (3)	205,267	225,256
Deferred Tax Assets, net	286,728	538,161
Interest Receivable	261,186	241,547
Fixed Assets, net (4)	588,195	451,206
Foreign Exchange Contracts and Options (5)	204,629	177,264
Intangible Assets, net (6)	8,867	9,863
Goodwill (7)	83,500	83,500
Derivative Assets	31,617	40,995
Deposits	7,356	7,299
Prepaid Taxes	95,938	69,165
Prepaid Expenses	25,860	23,551
Operating Lease Right of Use Assets (8)	138,053	—
Deferred Financing Costs	13,978	13,871
Other	101,114	129,455
Total	$2,414,467	$2,536,692

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization amounted to $6.2 million and $6.5 million for the three months ended June 30, 2019 and 2018, respectively, and $20.0 million and $13.5 million for the six months ended June 30, 2019 and 2018, respectively.

(4)
Net of accumulated depreciation and amortization of $123.2 million and $113.5 million as of June 30, 2019 and December 31, 2018, respectively. Depreciation and amortization expense of $4.3 million and $3.8 million for the three months ended June 30, 2019 and 2018, respectively, and $8.7 million and $7.5 million for the six months ended June 30, 2019 and 2018, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.

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

(6)
Net of accumulated amortization of $64.3 million and $63.5 million as of June 30, 2019 and December 31, 2018, respectively. Amortization expense of $0.4 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.9 million and $6.3 million for the six months ended June 30, 2019 and 2018, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.

(7)	As of June 30, 2019, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.

(8)
KKR’s non-cancelable operating leases consist of leases for office space around the world. KKR is the lessee under the terms of the operating leases. For the three and six months ended June 30, 2019, the operating lease cost was $12.0 million and $23.8 million, respectively.

Notes to Financial Statements (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2019	December 31, 2018
Amounts Payable to Carry Pool (1)	$1,299,091	$922,977
Unsettled Investment Purchases (2)	500,371	541,165
Securities Sold Short (3)	356,038	344,124
Derivative Liabilities	49,201	35,640
Accrued Compensation and Benefits	322,855	107,887
Interest Payable	216,085	212,969
Foreign Exchange Contracts and Options (4)	18,235	60,749
Accounts Payable and Accrued Expenses	116,389	130,554
Taxes Payable	23,973	24,453
Uncertain Tax Positions	67,612	66,775
Unfunded Revolver Commitments	67,722	52,066
Operating Lease Liabilities (5)	139,448	—
Other Liabilities	102,757	244,631
Total	$3,279,777	$2,743,990

(1)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

(5)
KKR’s operating leases have remaining lease terms that range from approximately one year to 14 years, some of which include options to extend the leases for up to three years. As of June 30, 2019, the weighted average remaining lease term and weighted average discount rate were 4.68 years and 2.67%, respectively.

Notes to Financial Statements (Continued)

9. VARIABLE INTEREST ENTITIES
Consolidated VIEs
KKR consolidates certain VIEs in which it is determined that KKR is the primary beneficiary as described in Note 2 "Summary of Significant Accounting Policies". The consolidated VIEs are predominately CFEs and certain investment funds sponsored by KKR. The primary purpose of these VIEs is to provide strategy specific investment opportunities to earn investment gains, current income or both in exchange for management and performance based fees or carried interest. KKR's investment strategies for these VIEs differ by product; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR does not provide performance guarantees and has no other financial obligation to provide funding to these consolidated VIEs, beyond amounts previously committed, if any.
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR.
KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of June 30, 2019, KKR's commitments to these unconsolidated investment funds was $2.7 billion. KKR has not provided any financial support other than its obligated amount as of June 30, 2019.
As of June 30, 2019 and December 31, 2018, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	June 30, 2019	December 31, 2018
Investments	$4,720,162	$3,610,502
Due from (to) Affiliates, net	403,479	410,489
Maximum Exposure to Loss	$5,123,641	$4,020,991

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
KKR's borrowings consisted of the following:

	June 30, 2019				December 31, 2018
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	434,222	—	—		451,338	—	—
KCM Short-Term Credit Agreement	750,000	—	—		750,000	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (1)	—	499,268	523,705	(15)	—	498,975	523,500	(15)
KKR Issued 5.500% Notes Due 2043 (2)	—	492,005	580,650	(15)	—	491,836	508,615	(15)
KKR Issued 5.125% Notes Due 2044 (3)	—	990,922	1,102,750	(15)	—	990,740	974,320	(15)
KKR Issued 0.509% Notes Due 2023 (4)	—	231,130	232,979	(15)	—	226,895	227,298	(15)
KKR Issued 0.764% Notes Due 2025 (5)	—	45,798	46,819	(15)	—	44,923	45,161	(15)
KKR Issued 1.595% Notes Due 2038 (6)	—	94,531	100,676	(15)	—	92,817	94,568	(15)
KKR Issued 1.625% Notes Due 2029 (7)	—	728,823	755,204	(16)	—	—	—
KFN Issued 5.500% Notes Due 2032 (8)	—	493,809	504,296		—	493,568	496,359
KFN Issued 5.200% Notes Due 2033 (9)	—	118,351	117,620		—	118,291	115,582
KFN Issued 5.400% Notes Due 2033 (10)	—	68,728	69,966		—	68,683	68,780
KFN Issued Junior Subordinated Notes (11)	—	232,802	188,058		—	232,142	203,135
Other Debt Obligations:
Financing Facilities of Consolidated Funds and Other (12)	4,044,217	6,179,352	6,179,352		3,840,877	5,123,768	5,123,768
CLO Senior Secured Notes (13)	—	13,153,552	13,153,552		—	11,667,970	11,667,970
CLO Subordinated Notes (13)	—	434,411	434,411		—	413,801	413,801
CMBS Debt Obligations (14)	—	1,922,303	1,922,303		—	1,876,783	1,876,783
	$6,228,439	$25,685,785	$25,912,341		$6,042,215	$22,341,192	$22,339,640

(1)
$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $0.5 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively.

(2)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $3.5 million and $3.6 million as of June 30, 2019 and December 31, 2018, respectively.

(3)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of (i) unamortized note discount (net of premium) and (ii) unamortized debt issuance costs of $7.8 million and $8.0 million as of June 30, 2019 and December 31, 2018, respectively.

(4)
¥25 billion (or $232.3 million) aggregate principal amount of 0.509% senior notes of KKR due 2023. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.1 million and $1.3 million as of June 30, 2019 and December 31, 2018, respectively. These senior notes are denominated in Japanese Yen ("JPY").

Notes to Financial Statements (Continued)

(5)
¥5.0 billion (or $46.5 million) aggregate principal amount of 0.764% senior notes of KKR due 2025. Borrowing outstanding is presented net of unamortized debt issuance costs of $0.7 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively. These senior notes are denominated in JPY.

(6)
¥10.3 billion (or $95.7 million) aggregate principal amount of 1.595% senior notes of KKR due 2038. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.2 million and $1.2 million as of June 30, 2019 and December 31, 2018, respectively. These senior notes are denominated in JPY.

(7)
€650 million (or $738.7 million) aggregate principal amount of 1.625% senior notes of KKR due 2029. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $6.6 million as of June 30, 2019. These senior notes are denominated in Euro.

(8)
KKR consolidates KFN and thus reports KFN's outstanding $500.0 million aggregate principal amount of 5.500% senior notes due 2032. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $4.2 million and $4.4 million as of June 30, 2019 and December 31, 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(9)
KKR consolidates KFN and thus reports KFN's outstanding $120.0 million aggregate principal amount of 5.200% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.6 million and $1.7 million as of June 30, 2019 and December 31, 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(10)
KKR consolidates KFN and thus reports KFN's outstanding $70.0 million aggregate principal amount of 5.400% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.3 million and $1.3 million as of June 30, 2019 and December 31, 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(11)
KKR consolidates KFN and thus reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 5.1% and 5.0% and the weighted average years to maturity is 17.3 years and 17.8 years as of June 30, 2019 and December 31, 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(12)
Amounts include (i) borrowings at consolidated investment funds relating to financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners, (ii) borrowings by certain majority-owned investment vehicles that are collateralized only by the investments and assets they own and (iii) a borrowing by a wholly-owned special purpose vehicle which is secured by corporate real estate that it acquired in May 2019. The weighted average interest rate is 4.6% and 4.6% as of June 30, 2019 and December 31, 2018, respectively. In addition, the weighted average years to maturity is 3.5 years and 3.3 years as of June 30, 2019 and December 31, 2018, respectively.

(13)	CLO debt obligations are carried at fair value and are classified as Level II within the fair value hierarchy. See Note 5 "Fair Value Measurements."

(14)	CMBS debt obligations are carried at fair value and are classified as Level III within the fair value hierarchy. See Note 5 "Fair Value Measurements."

(15)	The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(16) The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.

Revolving Credit Facilities
KCM Credit Agreement
KKR Capital Markets maintains a revolving credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business, which provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. As of June 30, 2019 and December 31, 2018, no amounts were outstanding under the KCM Credit Agreement, however various letters of credit were outstanding in the amount of $65.8 million and $48.7 million, respectively, which reduce the overall borrowing capacity of the KCM Credit Agreement.
KCM Short-Term Credit Agreement
On June 27, 2019, KKR Capital Markets Holdings L.P. and certain other capital market subsidiaries of KKR & Co. Inc. (collectively, the “KCM Borrowers”) entered into a 364-day revolving credit agreement (the “KCM Revolver Agreement”) with Mizuho Bank, Ltd., as administrative agent. The KCM Revolver Agreement provides for revolving borrowings of up to $750 million, expires on June 26, 2020, and ranks pari passu with the existing $500 million credit facility provided by them for KKR's capital markets business. The prior 364-day revolving credit agreement, dated as of June 28, 2018, between the KCM Borrowers and Mizuho Bank, Ltd., as administrative agent, expired according to its terms on June 27, 2019. Borrowings under the KCM Revolver Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR’s capital markets business. Obligations under the KCM Revolver Agreement are limited to the KCM Borrowers, which are solely entities involved in KKR’s capital markets business, and liabilities under the KCM Revolver Agreement are non-recourse to other parts of KKR.

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

Notes to Financial Statements (Continued)

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

Notes Issued

KKR Issued 1.625% Senior Notes Due 2029

On May 22, 2019, KKR Group Finance Co. V LLC ("KKR Group Finance V"), an indirect subsidiary of KKR & Co. Inc., completed the offering of €650 million aggregate principal amount of its 1.625% Senior Notes due 2029 (the "2029 Senior Notes"). The 2029 Senior Notes are guaranteed by KKR & Co. Inc. and KKR Management Holdings L.P., KKR Fund Holdings L.P. and KKR International Holdings L.P., each an indirect subsidiary of KKR & Co. Inc. (collectively with KKR & Co. Inc., the "Guarantors").

The 2029 Senior Notes bear interest at a rate of 1.625% per annum and will mature on May 22, 2029 unless earlier redeemed. Interest on the 2029 Senior Notes accrues from May 22, 2019 and is payable annually in arrears on May 22 of each year, commencing on May 22, 2020 and ending on the applicable maturity date. The 2029 Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance V. The 2029 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors. The guarantees are unsecured and unsubordinated obligations of the Guarantors.

The indenture, as supplemented by the first supplemental indenture, related to the 2029 Senior Notes includes covenants, including limitations on KKR Group Finance V's and the Guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2029 Senior Notes may declare the 2029 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2029 Senior Notes and any accrued and unpaid interest on the 2029 Senior Notes automatically become due and payable. Prior to February 22, 2029, KKR Group Finance V may redeem the 2029 Senior Notes at its option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2029 Senior Notes. On or after February 22, 2029. KKR Group Finance V may redeem the 2029 Senior Notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2029 Senior Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date of redemption. If a change of control repurchase event occurs, the 2029 Senior Notes are subject to repurchase by KKR Group Finance V at a repurchase price in cash equal to 101% of the aggregate principle amount of the 2029 Senior Notes repurchased plus any accrued and unpaid interest on the 2029 Senior Notes repurchased to, but not including, the date of repurchase. In the event of certain changes affecting taxation as provided in the 2029 Senior Notes, KKR Group Finance V may redeem the 2029 Senior Notes in whole but not in part, at any time at 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Other Debt Obligations
Debt Obligations of Consolidated CFEs
As of June 30, 2019, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$13,153,552	3.2%	11.4
Subordinated Notes of Consolidated CLOs	434,411	(1)	11.6
Debt Obligations of Consolidated CMBS Vehicles	1,922,303	4.0%	24.3
	$15,510,266

(1)
The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Notes to Financial Statements (Continued)

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of June 30, 2019, the fair value of the consolidated CFE assets was $16.9 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.
Debt Covenants
Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of June 30, 2019. KKR is in compliance with its debt covenants in all material respects as of June 30, 2019.

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
The Conversion resulted in KKR obtaining a partial step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. KKR's overall tax provision is based on, among other things, the amount of such partial step-up in tax basis that is derived from an analysis of the basis of its former unitholders in their ownership of KKR common units at June 30, 2018. On the date of the Conversion, based on the information available to KKR at that time, KKR recorded an estimated net tax benefit and estimated net deferred tax asset of $257.1 million relating to this partial step-up in tax basis. Upon analysis of the basis of KKR's former unitholders in their ownership of KKR common units at June 30, 2018, based on the additional information made available to KKR after December 31, 2018, the final determination of the amount of partial step-up in tax basis resulted in an additional tax benefit of approximately $45.0 million. The additional benefit was recorded in the period ended March 31, 2019.

The effective tax rates were 10.83% and 3.75% for the three months ended June 30, 2019 and 2018, respectively and 10.02% and 3.50% for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties, and (ii) with respect to the six months ended June 30, 2019, the tax benefit recognized as a result of the final determination of the amount of the partial step-up in tax basis as a result of the Conversion. For periods prior to the Conversion, the effective rate also differs from the statutory rate as a result of investment income of certain entities and net carried interest of certain general partners of KKR investment funds that were not subject to U.S. federal income taxes prior to the Conversion.
During the three and six months ended June 30, 2019, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

Notes to Financial Statements (Continued)

12. EQUITY BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Equity Incentive Plans	$48,611	$58,198	$103,496	$125,994
KKR Holdings Principal Awards	22,803	29,195	46,469	56,477
Total (1)	$71,414	$87,393	$149,965	$182,471

(1)
Includes $0.7 million and $0.5 million of equity based compensation for the three and six months ended June 30, 2019, respectively, and $2.8 million and $7.1 million of equity based compensation for the three and six months ended June 30, 2018, respectively, related to employees of equity method investees. Such amounts are included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

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
As of June 30, 2019, there was approximately $9.0 million of estimated unrecognized compensation expense related to unvested Market Condition Awards and such awards did not meet their market-price based vesting condition.
As of June 30, 2019, there was approximately $309.8 million of total estimated unrecognized expense related to unvested awards, including Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2019	$89.9
2020	135.6
2021	62.8
2022	17.8
2023	2.1
2024	1.3
2025	0.3
Total	$309.8

Notes to Financial Statements (Continued)

A summary of the status of unvested awards granted under the Equity Incentive Plans, excluding Market Condition Awards as described above, from January 1, 2019 through June 30, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	33,400,183	$16.23
Granted	1,062,641	22.54
Vested	(8,791,759)	14.44
Forfeitures	(1,146,809)	16.88
Balance, June 30, 2019	24,524,256	$17.12

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.3 years.
A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plans is presented below:

Vesting Date	Shares
October 1, 2019	4,843,372
April 1, 2020	6,986,981
October 1, 2020	3,721,681
April 1, 2021	4,055,048
October 1, 2021	2,313,383
April 1, 2022	930,943
October 1, 2022	1,201,390
April 1, 2023	126,864
October 1, 2023	91,172
April 1, 2024	126,711
April 1, 2025	126,711
24,524,256

KKR Holdings Awards
KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into Class A common stock of KKR & Co. Inc. on a one-for-one basis. As of June 30, 2019 and 2018, KKR Holdings owned approximately 35.2% or 296,961,596 units and 36.7% or 304,107,762 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. All of the KKR Holdings units (except for less than 0.8% of the outstanding KKR Holdings units) have been granted as of June 30, 2019, and certain Holdings units remain subject to vesting.
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

Notes to Financial Statements (Continued)

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
As of June 30, 2019, there was approximately $202.7 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2019	$46.0
2020	84.7
2021	46.5
2022	25.5
Total	$202.7

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2019 through June 30, 2019 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	24,123,993	$14.42
Granted	—	—
Vested	(3,707,014)	12.43
Forfeitures	(832,500)	12.97
Balance, June 30, 2019	19,584,479	$14.86

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.7 years.
A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
October 1, 2019	2,455,000
April 1, 2020	124,479
May 1, 2020	3,365,000
October 1, 2020	2,940,000
May 1, 2021	3,365,000
October 1, 2021	3,425,000
October 1, 2022	3,910,000
19,584,479

Notes to Financial Statements (Continued)

13. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	June 30, 2019	December 31, 2018
Amounts due from portfolio companies	$111,072	$82,204
Amounts due from unconsolidated investment funds	560,003	568,211
Amounts due from related entities	4,875	6,774
Due from Affiliates	$675,950	$657,189
Due to Affiliates consists of:

	June 30, 2019	December 31, 2018
Amounts due to KKR Holdings in connection with the tax receivable agreement	$119,916	$117,862
Amounts due to unconsolidated investment funds	156,524	157,722
Due to Affiliates	$276,440	$275,584

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

Notes to Financial Statements (Continued)

The following table sets forth information regarding KKR's segment results:

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Segment Revenues
Fees and Other, Net
Management Fees	$303,016	$261,450	$595,312	$513,035
Transaction Fees	303,802	163,925	490,529	320,770
Monitoring Fees	26,424	25,394	52,075	42,924
Fee Credits	(105,554)	(53,021)	(212,970)	(96,795)
Total Fees and Other, Net	527,688	397,748	924,946	779,934

Realized Performance Income (Loss)
Carried Interest	211,919	342,089	542,264	544,644
Incentive Fees	21,764	17,651	41,301	34,058
Total Realized Performance Income (Loss)	233,683	359,740	583,565	578,702

Realized Investment Income (Loss)
Net Realized Gains (Losses)	75,093	97,480	119,805	105,355
Interest Income and Dividends	71,057	71,228	129,264	143,805
Total Realized Investment Income (Loss)	146,150	168,708	249,069	249,160
Total Segment Revenues	$907,521	$926,196	$1,757,580	$1,607,796

Segment Expenses
Compensation and Benefits (1)	363,029	368,562	703,315	669,042
Occupancy and Related Charges	16,488	14,665	30,445	28,248
Other Operating Expenses	82,843	63,561	157,753	121,466
Total Segment Expenses	$462,360	$446,788	$891,513	$818,756

Segment Operating Earnings	445,161	479,408	866,067	789,040

Interest Expense	46,859	45,474	90,989	95,666
Preferred Dividends	8,341	8,341	16,682	16,682
Income (Loss) Attributable to Noncontrolling Interests	1,864	1,082	2,223	2,285
Income Taxes Paid	60,815	19,820	114,808	33,988
After-tax Distributable Earnings	$327,282	$404,691	$641,365	$640,419

Segment Assets	$20,456,399	$17,476,683	$20,456,399	$17,476,683
Segment Liabilities	$4,929,719	$4,040,664	$4,929,719	$4,040,664
Segment Book Value	$15,002,835	$12,913,282	$15,002,835	$12,913,282

(1)
Includes equity-based compensation of $48.6 million and $58.2 million for the three months ended June 30, 2019 and 2018, respectively, and $103.5 million and $126.0 million for the six months ended June 30, 2019 and 2018, respectively.

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

Notes to Financial Statements (Continued)

The following tables provide KKR's segment revenues on a disaggregated basis by business line:

	Three Months Ended June 30, 2019
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$192,641	$110,375	$—	$—	$303,016
Transaction Fees	136,296	8,472	159,034	—	303,802
Monitoring Fees	26,424	—	—	—	26,424
Fee Credits	(97,579)	(7,975)	—	—	(105,554)
Total Fees and Other, Net	257,782	110,872	159,034	—	527,688

Realized Performance Income (Loss)
Carried Interest	202,019	9,900	—	—	211,919
Incentive Fees	810	20,954	—	—	21,764
Total Realized Performance Income (Loss)	202,829	30,854	—	—	233,683

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	75,093	75,093
Interest Income and Dividends	—	—	—	71,057	71,057
Total Realized Investment Income (Loss)	—	—	—	146,150	146,150
Total	$460,611	$141,726	$159,034	$146,150	$907,521

	Three Months Ended June 30, 2018
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$156,295	$105,155	$—	$—	$261,450
Transaction Fees	48,567	10,673	104,685	—	163,925
Monitoring Fees	25,394	—	—	—	25,394
Fee Credits	(43,249)	(9,772)	—	—	(53,021)
Total Fees and Other, Net	187,007	106,056	104,685	—	397,748

Realized Performance Income (Loss)
Carried Interest	342,089	—	—	—	342,089
Incentive Fees	—	17,651	—	—	17,651
Total Realized Performance Income (Loss)	342,089	17,651	—	—	359,740

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	97,480	97,480
Interest Income and Dividends	—	—	—	71,228	71,228
Total Realized Investment Income (Loss)	—	—	—	168,708	168,708
Total	$529,096	$123,707	$104,685	$168,708	$926,196

Notes to Financial Statements (Continued)

	Six Months Ended June 30, 2019
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$375,862	$219,450	$—	$—	$595,312
Transaction Fees	235,313	35,928	219,288	—	490,529
Monitoring Fees	52,075	—	—	—	52,075
Fee Credits	(179,921)	(33,049)	—	—	(212,970)
Total Fees and Other, Net	483,329	222,329	219,288	—	924,946

Realized Performance Income (Loss)
Carried Interest	532,364	9,900	—	—	542,264
Incentive Fees	1,485	39,816	—	—	41,301
Total Realized Performance Income (Loss)	533,849	49,716	—	—	583,565

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	119,805	119,805
Interest Income and Dividends	—	—	—	129,264	129,264
Total Realized Investment Income (Loss)	—	—	—	249,069	249,069
Total	$1,017,178	$272,045	$219,288	$249,069	$1,757,580

	Six Months Ended June 30, 2018
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total
Fees and Other, Net
Management Fees	$314,485	$198,550	$—	$—	$513,035
Transaction Fees	95,256	13,231	212,283	—	320,770
Monitoring Fees	42,924	—	—	—	42,924
Fee Credits	(84,592)	(12,203)	—	—	(96,795)
Total Fees and Other, Net	368,073	199,578	212,283	—	779,934

Realized Performance Income (Loss)
Carried Interest	544,644	—	—	—	544,644
Incentive Fees	—	34,058	—	—	34,058
Total Realized Performance Income (Loss)	544,644	34,058	—	—	578,702

Realized Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	105,355	105,355
Interest Income and Dividends	—	—	—	143,805	143,805
Total Realized Investment Income (Loss)	—	—	—	249,160	249,160
Total	$912,717	$233,636	$212,283	$249,160	$1,607,796

Notes to Financial Statements (Continued)

The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's segment information:
Revenues

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total GAAP Revenues	$1,179,864	$971,620	$2,367,344	$1,444,226
Add: Management Fees - Consolidated Funds and Other	117,596	101,431	239,545	166,027
Deduct: Fee Credits - Consolidated Funds	13,692	18,174	17,631	32,895
Deduct: Capital Allocation-Based Income (GAAP)	660,423	557,774	1,475,355	635,986
Add: Segment Realized Carried Interest	211,919	342,089	542,264	544,644
Add: Segment Realized Investment Income (Loss)	146,150	168,708	249,069	249,160
Deduct: Revenue Earned by Other Consolidated Entities	31,152	31,128	60,855	56,593
Deduct: Expense Reimbursements	42,741	50,576	86,801	70,787
Total Segment Revenues	$907,521	$926,196	$1,757,580	$1,607,796

Expenses

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total GAAP Expenses	$808,811	$675,050	$1,537,578	$1,111,651
Deduct: Equity-based and Other Compensation - KKR Holdings L.P.	22,803	29,247	46,546	61,942
Deduct: Segment Unrealized Performance Income Compensation	210,020	67,092	369,900	23,969
Deduct: Amortization of Intangibles	383	1,317	918	6,347
Deduct: Reimbursable Expenses	49,694	56,312	101,726	82,405
Deduct: Operating Expenses relating to Other Consolidated Entities	49,197	53,114	101,015	97,423
Deduct: Non-recurring Costs (1)	—	11,501	—	11,501
Add: Other	(14,354)	(9,679)	(25,960)	(9,308)
Total Segment Expenses	$462,360	$446,788	$891,513	$818,756

(1)	Represents non-recurring costs in connection with the Conversion.

Notes to Financial Statements (Continued)

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
GAAP Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$514,393	$680,381	$1,215,371	$850,483
Add: Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	361,228	449,859	842,596	570,861
Add: Equity-based and Other Compensation - KKR Holdings L.P.	22,803	29,247	45,921	61,942
Add: Amortization of Intangibles and Other, net	25,380	(50,643)	81,533	(2,934)
Add: Non-recurring Costs (1)	—	11,501	—	11,501
Add: Realized Losses on Certain Investments (2)	—	729,425	—	729,425
Deduct: Unrealized Carried Interest	509,319	163,442	910,931	51,710
Deduct: Net Unrealized Gains (Losses)	401,807	1,389,869	1,221,209	1,597,731
Add: Unrealized Performance Income Compensation	210,020	67,092	369,900	23,969
Add: Income Tax Provision	165,399	60,960	332,992	78,601
Deduct: Income Taxes Paid	60,815	19,820	114,808	33,988
After-tax Distributable Earnings	$327,282	$404,691	$641,365	$640,419

(1)	Represents non-recurring costs in connection with the Conversion.

(2)	Represents losses on certain investments which were realized in advance of the Conversion.

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

Assets

	As of June 30,
	2019	2018
GAAP Assets	$57,524,065	$48,572,664
Impact of Consolidation of Investment Vehicles and Other Entities	(35,412,327)	(29,701,863)
Carry Pool Reclassification	(1,299,091)	(1,242,835)
Other Reclassifications	(356,248)	—
Impact of KKR Management Holdings Corp.	—	(151,283)
Segment Assets (1)	$20,456,399	$17,476,683

Liabilities

	As of June 30,
	2019	2018
GAAP Liabilities	$29,242,002	$24,285,474
Impact of Consolidation of Investment Vehicles and Other Entities	(22,656,944)	(18,878,703)
Carry Pool Reclassification	(1,299,091)	(1,242,835)
Other Reclassifications	(356,248)	—
Impact of KKR Management Holdings Corp.	—	(123,272)
Segment Liabilities (1)	$4,929,719	$4,040,664

Notes to Financial Statements (Continued)

Stockholders' Equity

	As of June 30,
	2019	2018
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	$9,392,924	$7,909,830
Impact of Consolidation of Investment Vehicles and Other Entities	271,665	196,032
Other Reclassifications	(17,446)	(17,446)
Noncontrolling Interests Held by KKR Holdings L.P.	5,355,692	4,852,877
Impact of KKR Management Holdings Corp.	—	(28,011)
Segment Book Value (1)	$15,002,835	$12,913,282

(1)	As of June 30, 2019, KKR's segment assets, liabilities, and book value reflect KKR's tax assets and liabilities prepared under GAAP.
15. EQUITY
Share Repurchase Program
In the first quarter of 2019, KKR increased the available amount under its repurchase program to $500 million, which may be used for the repurchase of its shares of Class A common stock of KKR & Co. Inc. and retirement of equity awards issued pursuant to the Equity Incentive Plans. Under this repurchase program, shares of Class A common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of Class A common stock of KKR & Co. Inc., and the program may be suspended, extended, modified or discontinued at any time. During the six months ended June 30, 2019, approximately 1.4 million shares of Class A common stock were repurchased pursuant to this program. There were no shares of Class A common stock repurchased pursuant to this program during the three months ended June 30, 2019. During the three and six months ended June 30, 2018, approximately 2.2 million shares of Class A common stock were repurchased pursuant to this program. During the three and six months ended June 30, 2019, equity awards representing approximately 2.3 million shares of Class A common stock were retired pursuant to this program. During the three and six months ended June 30, 2018, equity awards representing approximately 2.6 million shares of Class A common stock were retired, but did not count against the amounts remaining under the program because it did not meet the program criteria at the time.
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

Notes to Financial Statements (Continued)

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
The following tables present the calculation of total noncontrolling interests for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$11,806,428	$5,079,042	$16,885,470
Net income (loss) attributable to noncontrolling interests (1)	477,768	361,228	838,996
Other comprehensive income (loss), net of tax (2)	(1,600)	(285)	(1,885)
Exchange of KKR Holdings Units to Class A Common Stock (3)	—	(29,683)	(29,683)
Equity-based and other non-cash compensation	—	22,803	22,803
Capital contributions	1,454,520	1,573	1,456,093
Capital distributions	(686,223)	(78,986)	(765,209)
Balance at the end of the period	$13,050,893	$5,355,692	$18,406,585

	Six Months Ended June 30, 2019
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$10,984,910	$4,625,448	$15,610,358
Net income (loss) attributable to noncontrolling interests (1)	914,127	842,596	1,756,723
Other comprehensive income (loss), net of tax (2)	911	(164)	747
Exchange of KKR Holdings Units to Class A Common Stock (3)	—	(36,777)	(36,777)
Equity-based and other non-cash compensation	—	45,921	45,921
Capital contributions	2,649,312	1,596	2,650,908
Capital distributions	(1,498,367)	(122,928)	(1,621,295)
Balance at the end of the period	$13,050,893	$5,355,692	$18,406,585

(1)	Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests held by KKR Holdings.

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

Notes to Financial Statements (Continued)

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$1,361,730	$1,566,396	$2,988,776	$2,169,290
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	—	(18,016)	—	7,658
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	477,768	445,831	914,127	723,606
Less: Preferred Stock Dividends	8,341	8,341	16,682	16,682
Plus: Income tax expense (benefit) attributable to KKR & Co. Inc.	146,323	40,897	305,285	46,965
Net income (loss) attributable to KKR & Co. Inc. Class A Common Stockholders and KKR Holdings	$1,021,944	$1,171,137	$2,363,252	$1,468,309

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$361,228	$449,859	$842,596	$570,861

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
The following table presents the rollforward of Redeemable Noncontrolling Interests:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Balance at the beginning of the period	$—	$1,122,641
Changes in consolidation	—	(1,122,641)
Balance at the end of the period	$—	$—

16. COMMITMENTS AND CONTINGENCIES
Funding Commitments
As of June 30, 2019, KKR had unfunded commitments consisting of $5,307.3 million to its active investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets business line. As of June 30, 2019, these commitments amounted to $17.4 million and $735.2 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for KKR's Capital Markets business line are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown occurring after June 30, 2019. KKR's capital markets business has an arrangement with a third party, which reduces its risk when underwriting certain debt transactions, and thus our unfunded commitments as of June 30, 2019 are reduced to reflect the amount to be funded by such third party. In the case of purchases of investments or assets in KKR's Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Notes to Financial Statements (Continued)

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
As of June 30, 2019, the approximate aggregate future lease payments, net of sublease income, required on the operating leases are as follows:

July 2019 - June 2020	$50,231
July 2020 - June 2022	57,497
July 2022 - June 2024	23,093
July 2024 and thereafter	17,581
Total lease payments required	148,402
Less: Imputed Interest	(8,954)
Total operating lease liabilities	$139,448

As of June 30, 2019, KKR has an additional operating lease for office space that has not yet commenced with future lease payments of approximately £66.9 million (or $84.2 million) over a lease term of 15 years. This operating lease is denominated in Pound Sterling.

As of December 31, 2018, the approximate aggregate minimum future lease payments, net of sublease income, required on the operating leases are as follows:

2019	$50,649
2020 - 2021	69,263
2022 - 2023	29,687
2024 and thereafter	76,332
Total minimum payments required (1)	$225,931
(1) Table depicts aggregate minimum future lease payments under ASC 840.
Contingent Repayment Guarantees
The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of June 30, 2019, no carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their June 30, 2019 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $2.2 billion. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

Notes to Financial Statements (Continued)

Indemnifications and Other Guarantees
KKR may incur contingent liabilities for claims that may be made against it in the future. KKR enters into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, KKR, certain of KKR's investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided non-recourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of KKR's corporate real estate and certain real estate investments and for certain investment vehicles that KKR manages. In addition, KKR has also provided credit support to certain of its subsidiaries' obligations in connection with a limited number of investment vehicles that KKR manages. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions, and KKR has also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of other investment vehicles. KKR has also provided credit support regarding repayment obligations to third-party lenders to certain of its employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and to a hedge fund partnership regarding the ownership of its business. KKR also may become liable for certain fees payable to sellers of businesses or assets if a transaction does not close, subject to certain conditions, if any, specified in the acquisition agreements for such businesses or assets. KKR's maximum exposure under these arrangements is currently unknown and KKR's liabilities for these matters would require a claim to be made against KKR in the future.
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

Notes to Financial Statements (Continued)

these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on KKR's financial results in any particular period.
17. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.125 per share of Class A common stock of KKR & Co. Inc. was announced on July 25, 2019, and will be paid on August 20, 2019 to Class A common stockholders of record as of the close of business on August 5, 2019. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.
Preferred Stock Dividend
A dividend of $0.421875 per share of Series A Preferred Stock has been declared as announced on July 25, 2019 and set aside for payment on September 16, 2019 to holders of record of Series A Preferred Stock as of the close of business on September 1, 2019.
A dividend of $0.406250 per share of Series B Preferred Stock has been declared as announced on July 25, 2019 and set aside for payment on September 16, 2019 to holders of record of Series B Preferred Stock as of the close of business on September 1, 2019.
KKR Issued 3.750% Senior Notes Due 2029
On July 1, 2019, KKR Group Finance Co. VI LLC ("KKR Group Finance VI"), an indirect subsidiary of KKR & Co. Inc., completed the offering of $500 million aggregate principal amount of its 3.750% Senior Notes due 2029 (the "KKR 3.750% Senior Notes"). The KKR 3.750% Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance VI and will mature on July 1, 2029, unless earlier redeemed. The KKR 3.750% Senior Notes bear interest at a rate of 3.750% per annum, accruing from July 1, 2019. Interest is payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2020. The KKR 3.750% Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors. The guarantees are unsecured and unsubordinated obligations of the Guarantors.
KKR 2020 Senior Notes Redemption
On July 31, 2019, KKR Group Finance Co. LLC, an indirect subsidiary of KKR & Co. Inc., redeemed in full its $500 million aggregate principal amount of 6.375% Senior Notes due 2020 (the “2020 Senior Notes”) in accordance with the optional redemption provisions set forth in the indenture governing the 2020 Senior Notes. In connection with this redemption, KKR paid a make-whole premium of $22.1 million.

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
The unaudited condensed consolidated financial statements and the related notes included elsewhere in this report are hereafter referred to as the "financial statements." Additionally, the condensed consolidated statements of financial condition are referred to herein as the "consolidated statements of financial condition"; the condensed consolidated statements of operations are referred to herein as the "consolidated statements of operations";  the condensed consolidated statements of comprehensive income (loss) are referred to herein as the "consolidated statements of comprehensive income (loss)"; the condensed consolidated statements of changes in equity are referred to herein as the "consolidated statements of changes in equity"; and the condensed consolidated statements of cash flows are referred to herein as the "consolidated statements of cash flows."
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
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 360 private equity investments in portfolio companies with a total transaction value in excess of $630 billion as of June 30, 2019. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, hedge funds, capital markets, infrastructure, energy, real estate, growth equity and core investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating consultants, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of June 30, 2019, approximately 78% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.
Our Business Lines

Private Markets

Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity and core equity investments. We also manage and sponsor investment funds that invest capital in real assets, such as infrastructure, energy, and real estate. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of June 30, 2019, Private Markets business line had $112.0 billion of AUM and FPAUM of $73.3 billion, consisting of $48.2 billion in private equity (including growth equity and core investments), $19.2 billion in real assets (including infrastructure, energy, and real estate) and $5.9 billion in other related strategies.

The table below presents information as of June 30, 2019, relating to our current private equity, growth equity, core investment, and real asset funds and other investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2019.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest

Private Equity and Growth Equity Funds
European Fund V	3/2019	(6)	$5,813.5	$5,813.5	6.9%	$—	$—	$—	$—	$—
Asian Fund III	4/2017	4/2023	9,000.0	5,926.1	5.6%	3,073.9	—	3,073.9	4,510.3	215.1
Americas Fund XII	1/2017	1/2023	13,500.0	8,070.6	5.8%	5,448.2	89.0	5,444.3	6,081.5	51.7
Health Care Strategic Growth Fund	12/2016	12/2021	1,331.0	1,103.5	11.3%	304.8	82.4	233.6	421.0	20.6
Next Generation Technology Growth Fund	3/2016	3/2021	658.9	123.1	22.5%	540.2	45.9	523.1	967.0	46.8
European Fund IV	12/2014	3/2019	3,509.0	322.6	5.7%	3,279.2	954.8	2,791.9	4,418.3	305.4
Asian Fund II	4/2013	4/2017	5,825.0	339.3	1.3%	6,495.2	3,213.4	4,710.9	7,095.1	477.9
North America Fund XI	9/2012	1/2017	8,718.4	710.7	2.9%	9,441.6	9,736.3	5,601.9	9,639.0	758.7
China Growth Fund (4)	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	768.6	555.6	507.9	—
European Fund III (4)	3/2008	3/2014	5,508.2	148.4	5.2%	5,359.8	10,374.7	459.1	539.5	19.3
Asian Fund (4)	7/2007	4/2013	3,983.3	—	2.5%	3,945.9	8,535.4	173.5	155.8	—
2006 Fund (4)	9/2006	9/2012	17,642.2	337.7	2.1%	17,304.5	29,827.1	3,582.5	5,834.1	443.9
European Fund II (4)	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,479.3	—	58.8	4.6
Millennium Fund (4)	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	14,123.1	—	6.1	1.3
Private Equity and Growth Equity Funds			88,250.3	22,895.5		67,954.1	86,230.0	27,150.3	40,234.4	2,345.3

Co-Investment Vehicles and Other	Various	Various	9,747.9	4,066.3	Various	5,897.3	3,998.7	4,003.4	5,871.6	462.2

Total Private Equity and Growth Equity Funds			97,998.2	26,961.8		73,851.4	90,228.7	31,153.7	46,106.0	2,807.5

Real Assets
Energy Income and Growth Fund II	6/2018	6/2021	994.2	994.2	20.1%	—	—	—	—	—
Energy Income and Growth Fund	9/2013	6/2018	1,974.2	59.3	12.9%	1,961.1	683.1	1,377.4	1,559.8	—
Natural Resources Fund (4)	Various	Various	887.4	1.7	Various	885.7	119.2	198.3	147.5	—
Global Energy Opportunities	Various	Various	979.2	321.0	Various	487.9	103.3	343.8	303.6	—
Global Infrastructure Investors	9/2011	10/2014	1,040.2	25.4	4.8%	1,047.6	1,298.9	377.9	536.9	18.5
Global Infrastructure Investors II	10/2014	6/2018	3,039.9	255.7	4.1%	3,014.1	442.0	2,714.0	3,472.8	82.3
Global Infrastructure Investors III	6/2018	6/2024	7,149.5	6,243.8	3.8%	905.7	—	905.7	870.7	—
Real Estate Partners Americas	5/2013	5/2017	1,229.1	350.0	16.3%	1,007.0	1,163.1	331.6	336.1	20.1
Real Estate Partners Americas II	5/2017	12/2020	1,921.2	1,284.0	7.8%	692.3	104.0	629.9	701.4	—
Real Estate Partners Europe	9/2015	6/2020	708.3	271.5	9.5%	472.5	68.2	436.7	517.3	12.0
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130.0	117.1	4.4%	1,012.9	92.7	1,012.9	1,038.9	5.2
Co-Investment Vehicles and Other	Various	Various	2,405.5	1,012.4	Various	1,393.1	738.4	1,389.9	1,594.1	4.7

Real Assets			$23,458.7	$10,936.1		$12,879.9	$4,812.9	$9,718.1	$11,079.1	$142.8

Other
Core Investment Vehicles	Various	Various	9,500.0	5,516.1	36.8%	3,983.9	—	3,983.9	5,019.7	55.5
Unallocated Commitments (5)			2,844.8	2,844.8	Various	—	—	—	—	—

Private Markets Total			$133,801.7	$46,258.8		$90,715.2	$95,041.6	$44,855.7	$62,204.8	$3,005.8

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on June 30, 2019, in the case of uncalled commitments.

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

The table below presents information as of June 30, 2019, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since June 30, 2019, or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	14,123.1	6.1	14,129.2	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,750.8	5,750.8	8,479.3	58.8	8,538.1	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,304.5	29,827.1	5,834.1	35,661.2	11.8%	9.2%	2.1
Asian Fund (2007)	3,983.3	3,945.9	8,535.4	155.8	8,691.2	18.9%	13.7%	2.2
European Fund III (2008) (2)	5,508.2	5,359.8	10,374.7	539.5	10,914.2	16.8%	11.7%	2.0
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	199.6	—	199.6	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010.0	1,010.0	768.6	507.9	1,276.5	7.1%	2.4%	1.3
Natural Resources Fund (2010)	887.4	885.7	119.2	147.5	266.7	(23.1)%	(25.1)%	0.3
Global Infrastructure Investors (2011) (2)	1,040.2	1,047.6	1,298.9	536.9	1,835.8	14.7%	12.7%	1.8
North America Fund XI (2012)	8,718.4	9,441.6	9,736.3	9,639.0	19,375.3	24.6%	19.6%	2.1
Asian Fund II (2013)	5,825.0	6,495.2	3,213.4	7,095.1	10,308.5	18.5%	13.7%	1.6
Real Estate Partners Americas (2013)	1,229.1	1,007.0	1,163.1	336.1	1,499.2	18.7%	13.8%	1.5
Energy Income and Growth Fund (2013)	1,974.2	1,961.1	683.1	1,559.8	2,242.9	5.3%	2.7%	1.1
Global Infrastructure Investors II (2014) (2)	3,039.9	3,014.1	442.0	3,472.8	3,914.8	14.1%	11.6%	1.3
European Fund IV (2015) (2)	3,509.0	3,279.2	954.8	4,418.3	5,373.1	27.9%	21.3%	1.6
Real Estate Partners Europe (2015) (2)	708.3	472.5	68.2	517.3	585.5	16.3%	9.9%	1.2
Next Generation Technology Growth Fund (2016)	658.9	540.2	45.9	967.0	1,012.9	50.5%	40.9%	1.9
Health Care Strategic Growth Fund (2016)	1,331.0	304.8	82.4	421.0	503.4	122.4%	59.6%	1.7
Americas Fund XII (2017)	13,500.0	5,448.2	89.0	6,081.5	6,170.5	15.4%	8.3%	1.1
Real Estate Credit Opportunity Partners (2017)	1,130.0	1,012.9	92.7	1,038.9	1,131.6	11.0%	8.8%	1.1
Core Investment Vehicles (2017)	9,500.0	3,983.9	—	5,019.7	5,019.7	21.3%	18.7%	1.3
Asian Fund III (2017) (3)	9,000.0	3,073.9	—	4,510.3	4,510.3	—	—	—
Real Estate Partners Americas II (2017) (3)	1,921.2	692.3	104.0	701.4	805.4	—	—	—
Global Infrastructure Investors III (2018) (2)(3)	7,149.5	905.7	—	870.7	870.7	—	—	—
European Fund V (2019) (2)(3)	5,813.5	—	—	—	—	—	—	—
Energy Income and Growth Fund II (2019) (3)	994.2	—	—	—	—	—	—	—
Subtotal - Included Funds	121,105.5	86,218.1	99,158.5	54,435.5	153,594.0	15.8%	11.8%	1.9

All Funds	$137,580.0	$102,692.6	$149,427.8	$54,435.5	$203,863.3	25.6%	18.8%	2.0

(1)
These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction").

(2)
The following table presents information regarding investment funds with euro-denominated commitments. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on June 30, 2019, in the case of unfunded commitments.

Private Markets Investment Funds	Commitment (€ in millions)
European Fund	€196.5
European Fund II	€2,597.5
European Fund III	€2,882.8
E2 Investors (Annex Fund)	€55.5
European Fund IV	€1,626.1
Global Infrastructure Investors	€30.0
Global Infrastructure Investors II	€243.8
Real Estate Partners Europe	€276.6
Global Infrastructure Investors III	€987.0
European Fund V	€1,800.2

(3)
The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to June 30, 2019. None of the Asian Fund III, Real Estate Partners Americas II, Global Infrastructure Investors III, European Fund V, or Energy Income and Growth Fund II has invested for at least 24 months as of June 30, 2019. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.

(4)
An investment is considered realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have either made their first investment more recently than 24 months prior to June 30, 2019 or have not had any realizations.

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

Public Markets

Through our Public Markets business line, we operate our combined credit and hedge funds platforms. Our credit business invests capital in (i) leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations and private credit strategies such as direct lending and private opportunistic credit (or mezzanine) investment strategies. The funds, CLOs, separately managed accounts, investment companies registered under the Investment Company Act of 1940 (the "Investment Company Act"), including business development companies ("BDCs"), and alternative investment funds ("AIFs") in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser and KKR Credit Advisors (Ireland) Unlimited Company, regulated by the Central Bank of Ireland ("CBI"). Our Public Markets business line also includes our hedge funds platform, which consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "hedge fund partnerships"). Our hedge fund partnerships offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds and credit hedge funds. Our BDC platform consists of BDCs advised by FS/KKR Advisor, LLC ("FS/KKR Advisor"), which began serving as the investment adviser to BDCs that were previously advised or sub-advised by KKR and Franklin Square Holdings, L.P. ("FS Investments") following the completion of our strategic partnership with FS Investments on April 9, 2018 (the "FS Investments Transaction").

We intend to continue to grow the Public Markets business line by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

As of June 30, 2019, our Public Markets business line had $93.6 billion of AUM, comprised of $38.1 billion of assets managed in our leveraged credit strategies (which include $2.8 billion of assets managed in our opportunistic credit strategy and $1.9 billion of assets managed in our revolving credit strategy), $7.2 billion of assets managed in our special situations strategy, $23.7 billion of assets managed in our private credit strategies, $23.8 billion of assets managed through our hedge fund platform, and $0.8 billion of assets managed in other strategies. Our private credit strategies include $17.1 billion of assets managed in our direct lending strategy and $6.6 billion of assets managed in our private opportunistic credit strategy. Assets managed through our hedge fund platform represent KKR's pro rata portion of AUM of our hedge fund partnerships. Our BDC platform has approximately $16.2 billion in combined assets under management, which are reflected in the AUM of our leveraged credit strategies and alternative credit strategies above. We report all of the assets under management of the BDCs in our BDC platform.
Credit

Performance
We generally review our performance in our credit platform by investment strategy.

Our leveraged credit strategies principally invest through separately managed accounts, BDCs, CLOs and investment funds. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to June 30, 2019. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.73%	7.10%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	6.12%
Opportunistic Credit (3)	May 2008	12.10%	10.15%	BoAML HY Master II Index (3)	6.41%
Bank Loans	Apr 2011	5.19%	4.60%	S&P/LSTA Loan Index (4)	4.22%
High-Yield	Apr 2011	6.91%	6.33%	BoAML HY Master II Index (5)	6.32%
Bank Loans Conservative	Apr 2011	4.58%	3.98%	S&P/LSTA BB-B Loan Index (6)	4.23%
European Leveraged Loans (7)	Sep 2009	4.98%	4.46%	CS Inst West European Leveraged Loan Index (8)	4.42%
High-Yield Conservative	Apr 2011	6.37%	5.79%	BoAML HY BB-B Constrained (9)	6.28%
European Credit Opportunities (7)	Sept 2007	5.53%	4.62%	S&P European Leveraged Loans (All Loans) (10)	4.24%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

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

(11)	This strategy has not called any capital as of June 30, 2019. As a result, the gross and net return performance measures are not meaningful and are not included above.
Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to June 30, 2019. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Special Situations Fund	Dec 2012	$2,274.3	$2,272.7	$1,467.6	$1,166.4	$2,634.0	4.0%	2.0%	1.2	$—
Special Situations Fund II	Dec 2014	3,524.7	2,493.7	176.8	2,584.8	2,761.6	5.1%	2.9%	1.1	—
Mezzanine Partners	Mar 2010	1,022.8	913.9	1,060.1	302.5	1,362.6	12.8%	8.3%	1.5	66.9
Private Credit Opportunities Partners II	Dec 2015	2,245.1	1,313.9	47.5	1,353.2	1,400.7	8.1%	6.4%	1.1	—
Lending Partners	Dec 2011	460.2	405.3	434.9	60.0	494.9	5.8%	4.3%	1.2	—
Lending Partners II	Jun 2014	1,335.9	1,179.1	1,029.1	495.3	1,524.4	10.9%	8.8%	1.3	43.7
Lending Partners III	Apr 2017	1,497.8	502.0	51.8	530.0	581.8	N/A	N/A	N/A	6.3
Lending Partners Europe	Mar 2015	847.6	588.0	143.7	510.4	654.1	8.2%	5.1%	1.1	—
Other Alternative Credit Vehicles	Various	9,513.1	4,581.7	2,910.4	3,240.8	6,151.2	N/A	N/A	N/A	124.1
Unallocated Commitments (4)	Various	560.0	—	—	—	—	N/A	N/A	N/A	—
All Funds		$23,281.5	$14,250.3	$7,321.9	$10,243.4	$17,565.3				$241.0
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

Public Markets AUM and Vehicle Structures
The table below presents information as of June 30, 2019, based on the investment funds, vehicles or accounts offered by our Public Markets business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$20,798	$19,587	0.10% - 1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	14,351	14,351	0.40% - 0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	35,149	33,938

Alternative Credit: (3)
Special Situations	7,468	4,650	0.90% - 1.75% (4)	10.00 - 20.00%	7.00 - 12.00%	8-15 Years (2)
Private Credit	10,958	4,770	0.50% - 1.50%	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (2)
Total Alternative Credit	18,426	9,420

Hedge Funds (5)	23,836	18,609	0.50% - 2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	16,209	16,209	0.60%	8.00%	7.00%	Indefinite
Total	$93,620	$78,176

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
The chart below presents the holdings of our Principal Activities business line by asset class as of June 30, 2019.
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

As of June 30, 2019, key economic indicators of U.S. economic growth showed signs of slowing down in the second quarter of 2019, and the U.S. Federal Reserve cut its benchmark interest rate by 25 basis points in July 2019. In the United States, real GDP growth was 2.1%, on a seasonally adjusted annualized basis, for the quarter ended June 30, 2019, compared to 3.1% for the quarter ended March 31, 2019; the U.S. unemployment rate was 3.7% as of June 30, 2019, down from 3.8% as of March 31, 2019; U.S. core consumer price index was 2.1% on a year-over-year basis as of June 30, 2019, slightly up from 2.0% on a year-over-year basis as of March 31, 2019; and the effective federal funds rate set by the U.S. Federal Reserve was 2.4% as of June 30, 2019, flat compared to 2.4% as of March 31, 2019.
As of June 30, 2019, the European Union also experienced slower economic growth, with political uncertainty and global trade tensions contributing to the weakened growth outlook for the year. In the Euro Area, real GDP growth was 0.2%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended June 30, 2019, compared to 0.4%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended March 31, 2019; the Euro Area unemployment rate was 7.5% as of June 30, 2019, down from 7.6% as of March 31, 2019; Euro Area core inflation was 1.1% on a year-over-year basis as of June 30, 2019, up from 0.8% on a year-over-year basis as of March 31, 2019; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of June 30, 2019, unchanged from March 31, 2019.
As of June 30, 2019, Japanese economy continued its recovery, while weakness in exports and industrial production persisted. China's economic growth in the second quarter of 2019 slowed down considerably, amid the continuing trade dispute with the United States. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.10% as of June 30, 2019, unchanged from March 31, 2019; and in China, reported real GDP was 1.6%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended June 30, 2019, compared to 1.4% in the quarter ended March 31, 2019.
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

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended June 30, 2019, global equity markets were positive, with the S&P 500 Index up 4.3% and the MSCI World Index up 4.2% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (the "VIX"), a measure of volatility, ended at 15.1 as of June 30, 2019, increasing from 13.7 as of March 31, 2019. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report.
Many of our investments are also in non-investment grade credit instruments, and our funds and our portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightening credit spreads are generally expected to lead to an increase, and widening credit spreads are generally expected to lead to a decrease, in the value of these credit investments, if not offset by hedging or other factors. In addition, the significant widening of credit spreads is also typically expected to negatively impact equity markets, which in turn would negatively impact our portfolio and us as noted above. During the quarter ended June 30, 2019, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) contracted by 5 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) widened by 2 basis points. The non-investment grade credit indices were up during the quarter ended June 30, 2019, with the S&P/LSTA Leveraged Loan Index up 1.7% and the BofAML HY Master II Index up 2.6%. During the quarter ended June 30, 2019, 10-year government bond yields fell 40 basis points in the United States, fell 17 basis points in the United Kingdom, fell 26 basis points in Germany, rose 17 basis points in China and fell 8 basis points in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report.

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
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended June 30, 2019, the euro rose 1.4%, the British pound fell 2.6%, the Japanese yen rose 2.8%, and the Chinese renminbi fell 2.3%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk" in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended June 30, 2019, the long-term price of WTI crude oil decreased approximately 2%, and the long-term price of natural gas decreased approximately 2%. The long-term price of WTI crude oil decreased from approximately $54 per barrel to $53 per barrel, and the long-term price of natural gas decreased from approximately $2.66 per mcf to $2.62 per mcf as of March 31, 2019 and June 30, 2019, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In addition, because we hold certain energy assets, which had a fair value of $0.7 billion as of June 30, 2019 on our balance sheet, these price movements would have an amplified impact on our financial results, to the extent unhedged, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report.

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
All employees and employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability, and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, in the past cash bonuses that are paid to certain employees have been borne by KKR Holdings. These bonuses have historically been funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because employees are not entitled to receive distributions on units that are unvested, any amounts allocated to employees in excess of an employee's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are currently recorded based on the amount of cash expected to be paid by KKR Holdings. Because KKR makes only fixed quarterly dividends, the distributions made on KKR Group Partnership Units underlying any unvested KKR Holdings units are generally insufficient to fund annual cash bonus compensation to the same extent as in periods prior to the fourth quarter of 2015. In addition, substantially all remaining units in KKR Holdings have been allocated and, while subject to a 5 year vesting period, will become fully vested by 2021, thus decreasing the amount of distributions received by KKR Holdings that are available for annual cash bonus compensation. We, therefore, expect to pay all or substantially all of the cash bonus payments from KKR's cash from operations and the carry pool, although, from time to time, KKR Holdings may contribute to the cash bonus payments in the future. See "Risks Related to Our Business—If we cannot retain and motivate our principals and other key personnel and recruit, retain and motivate new principals and other key personnel, our business, results and financial condition could be adversely affected" in our Annual Report regarding the adequacy of such distributions to fund future discretionary cash bonuses.

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

Unaudited Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2019 and 2018. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our reportable segment in these periods, see "—Segment Analysis."

Three months ended June 30, 2019 compared to three months ended June 30, 2018

	Three Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Revenues
Fees and Other	$519,441	$413,846	$105,595
Capital Allocation-Based Income	660,423	557,774	102,649
Total Revenues	1,179,864	971,620	208,244

Expenses
Compensation and Benefits	608,967	472,500	136,467
Occupancy and Related Charges	17,193	15,322	1,871
General, Administrative and Other	182,651	187,228	(4,577)
Total Expenses	808,811	675,050	133,761

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,037,985	1,116,587	(78,602)
Dividend Income	17,130	66,344	(49,214)
Interest Income	365,727	351,705	14,022
Interest Expense	(264,766)	(203,850)	(60,916)
Total Investment Income (Loss)	1,156,076	1,330,786	(174,710)

Income (Loss) Before Taxes	1,527,129	1,627,356	(100,227)

Income Tax Expense (Benefit)	165,399	60,960	104,439

Net Income (Loss)	1,361,730	1,566,396	(204,666)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	(18,016)	18,016
Net Income (Loss) Attributable to Noncontrolling Interests	838,996	895,690	(56,694)
Net Income (Loss) Attributable to KKR & Co. Inc.	522,734	688,722	(165,988)

Series A Preferred Stock Dividends	5,822	5,822	—
Series B Preferred Stock Dividends	2,519	2,519	—

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$514,393	$680,381	$(165,988)

Revenues

For the three months ended June 30, 2019 and 2018, revenues consisted of the following:

	Three Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Management Fees	$206,097	$171,172	$34,925
Fee Credits	(91,862)	(34,847)	(57,015)
Transaction Fees	304,889	170,221	134,668
Monitoring Fees	26,424	25,363	1,061
Incentive Fees	—	233	(233)
Expense Reimbursements	42,741	50,576	(7,835)
Oil and Gas Revenue	12,275	13,853	(1,578)
Consulting Fees	18,877	17,275	1,602
Total Fees and Other	519,441	413,846	105,595

Carried Interest	551,443	491,176	60,267
General Partner Capital Interest	108,980	66,598	42,382
Total Capital Allocation-Based Income	660,423	557,774	102,649

Total Revenues	$1,179,864	$971,620	$208,244

Total Fees and Other for the three months ended June 30, 2019 increased compared to the three months ended June 30, 2018 primarily as a result of an increase in transaction fees and management fees, which were partially offset by an increase in fee credits.

Fee credits increased overall as a result of a higher level of transaction fees in our Private Markets business line. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. Transaction fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Segment Analysis—Segment Results—Segment Revenues."

The increase in management fees during the three months ended June 30, 2019 compared to the prior period was primarily due to new management fees earned from our Global Infrastructure Investors III Fund, European Fund V and Global Impact Fund. Each of these funds entered their investment periods subsequent to the second quarter of 2018.

The increase in carried interest and general partner capital interest during the three months ended June 30, 2019 was due primarily to a higher level of net appreciation in the value of our private equity portfolio as compared to the three months ended June 30, 2018.

Compensation and Benefits Expenses

The increase in compensation and benefits expenses during the three months ended June 30, 2019 compared to the prior period was primarily due to (i) a higher level of carried interest compensation resulting from a higher level of appreciation in the value of our private equity portfolio and (ii) an increase in cash compensation and benefits. This increase was partially offset by lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

General, Administrative and Other Expenses

The decrease in general, administrative and other expenses during the three months ended June 30, 2019 compared to the prior period was primarily due to a decrease in professional fees incurred, the most significant of which were costs incurred in the three months ended June 30, 2018, in connection with the Conversion. This decrease was partially offset by a higher level of expenses that are creditable to our investment funds in the three months ended June 30, 2019, which includes broken-deal expenses.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	June 30, 2019	June 30, 2018
	($ in thousands)
Private Equity	$962,888	$522,516
Credit	(24,151)	(231,823)
Investments of Consolidated CFEs	60,780	(88,050)
Real Assets	(2,488)	156,606
Equity Method - Other	132,656	55,007
Other Investments	(42,620)	(181,768)
Debt Obligations and Other	(103,790)	461,549
Other Net Gains (Losses) from Investment Activities	54,710	422,550
Net Gains (Losses) from Investment Activities	$1,037,985	$1,116,587

Net Gains (Losses) from Investment Activities for the three months ended June 30, 2019
The net gains from investment activities for the three months ended June 30, 2019 were comprised of net realized gains of $74.2 million and net unrealized gains of $963.8 million.
Investment gains and losses relating to investments in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income as described above. For a discussion and analysis of the primary investment gains or losses relating to individual investments in our unconsolidated funds, see also "—Segment Analysis—Segment Results—Segment Revenues."
Realized Gains from Investment Activities
For the three months ended June 30, 2019, net realized gains related primarily to realized gains on (i) the sale of our investment in GEG German Estate Group AG (financial services sector) held by KKR, (ii) the partial sale of our investment in GetYourGuide AG (technology sector), and (iii) the sale of real estate investments held through certain consolidated entities.
Realized Losses from Investment Activities
Partially offsetting these realized gains were realized losses primarily relating to the sale of DoubleDutch, Inc. (technology sector).
Unrealized Gains from Investment Activities
For the three months ended June 30, 2019, unrealized gains were driven primarily by (i) mark-to-market gains on our growth equity investments held by KKR and certain consolidated entities, the most significant of which was BridgeBio Pharma, Inc. (NASDAQ: BBIO), (ii) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were USI, Inc. (financial services sector), Heartland Dental, LLC (health care sector), and PetVet Care Centers, LLC (health care sector), and (iii) mark-to-market gains on our investment in First Data Corporation (NYSE: FDC) which is held in our funds and as a co-investment by KKR.

Unrealized Losses from Investment Activities
Partially offsetting the unrealized gains above were unrealized losses relating to (i) mark-to-market losses on our investments in The Hut Group Limited (retail sector) and Mr. Cooper Group Inc. (NASDAQ: COOP) and (ii) the reversal of previously recognized unrealized gains relating to the realization activity described above.
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
Realized Gains from Investment Activities
For the three months ended June 30, 2018, realized gains related primarily to (i) a gain recognized on the FS Investments Transaction, (ii) the sale of assets in our consolidated special situations funds, (iii) the sale of energy investments held through certain consolidated entities and (iv) the sale of our investment in Next Issue Media LLC (technology sector) which was held by KKR.
Realized Losses from Investment Activities
Partially offsetting these realized gains were realized losses primarily relating to the write-off of Trinity Holdings LLC (energy sector) and certain CLOs during the three months ended June 30, 2018.
Unrealized Gains from Investment Activities
For the three months ended June 30, 2018, unrealized gains were driven primarily by (i) mark-to-market gains on our private equity portfolio held by KKR, the most significant of which was First Data Corporation, (ii) the reversal of previously recognized unrealized losses related to the write-off of Trinity Holdings LLC and certain CLOs as described above, (iii) mark-to-market gains in our growth equity investments held by KKR and certain consolidated entities, and (iv) mark-to-market gains in our core investments, the most significant of which was PetVet Care Centers, LLC.
Unrealized Losses from Investment Activities
Partially offsetting the unrealized gains above were unrealized losses relating to (i) the reversal of previously recognized unrealized gains relating to the sale of assets held in our consolidated special situations funds, the sale of energy investments held through certain consolidated entities and the sale of Next Issue Media LLC and (ii) mark-to-market losses on investments held at our India debt financing company.
For a discussion of other factors that affected KKR's realized investment income, see "—Segment Analysis."
Dividend Income

During the three months ended June 30, 2019, the most significant dividends received included $5.4 million from our consolidated real estate funds and $3.3 million from our consolidated energy funds. During the three months ended June 30, 2018, the most significant dividends received included $29.1 million from our consolidated special situations funds and $28.8 million from our consolidated energy funds. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Segment Analysis—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Income

The increase in interest income during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to a higher level of interest earned related to (i) the closing of five additional CLOs subsequent to the three months ended June 30, 2018, (ii) an increase in the amount of capital deployed in investments held by KKR Real Estate Finance Trust Inc. ("KREF"), a NYSE-listed real estate investment trust ("REIT"), which is consolidated and (iii) an increase in reference benchmark interest rates as compared to the prior period which impacted the amount of interest earned across various investment vehicles, most notably our CLOs and KREF. These increases were partially offset by a decrease in interest income from our consolidated special situations funds, primarily related to corporate restructurings in certain underlying investments that resulted in KKR receiving non-interest bearing securities for those investments subsequent to June 30, 2018. For a discussion of other factors that affected KKR's interest income, see "—Segment Analysis—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Expense

The increase in interest expense during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to the impact of (i) the closing of five additional CLOs subsequent to the three months ended June 30, 2018, (ii) increased borrowings under KREF's lending facilities used to finance investments in commercial loans and (iii) an increase in reference benchmark interest rates as compared to the prior period which impacted the amount of interest expense incurred primarily in our CLOs and KREF. For a discussion of other factors that affected KKR's interest expense, see "—Segment Analysis—Segment Results—Segment Expenses—Interest Expense."

Income (Loss) Before Taxes

The decrease in income (loss) before taxes during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was due primarily to a higher level of compensation and benefits and interest expenses and a lower level of net gains from investment activities, partially offset by a higher level of revenues, in each case as described above.

Income Taxes

Income tax expense for the three months ended June 30, 2019 increased compared to the three months ended June 30, 2018 primarily as a result of the Conversion. Prior to the Conversion, KKR & Co. L.P.’s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR & Co. Inc. is subject to U.S. corporate income taxes, which has resulted in, and we believe will continue to result in, an overall higher income tax expense when compared to periods prior to the Conversion. Our effective tax rate under GAAP for the three months ended June 30, 2019 was 10.83%. For a discussion of factors that impacted KKR's tax provision, see Note 11 "Income Taxes" to the financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2019 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnerships as well as third-party limited partner interests in those investment funds that we consolidate. The decrease from the prior period is due primarily to lower amounts attributed to KKR Holdings in connection with a lower level of income recognized for the three months ended June 30, 2019 as compared to the prior period as well as a reduction in KKR Holdings' ownership percentage in the KKR Group Partnerships as compared to the prior period.

Net Income (Loss) Attributable to KKR & Co. Inc.

The decrease in net income (loss) attributable to KKR & Co. Inc. for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to a lower level of net gains from investment activities and a higher level of compensation and benefits, and income tax expense as compared to the prior period, partially offset by an increase in revenues in the current period as compared to the prior period.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

	Six Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Revenues
Fees and Other	$891,989	$808,240	$83,749
Capital Allocation-Based Income	1,475,355	635,986	839,369
Total Revenues	2,367,344	1,444,226	923,118

Expenses
Compensation and Benefits	1,153,529	770,636	382,893
Occupancy and Related Charges	31,883	29,537	2,346
General, Administrative and Other	352,166	311,478	40,688
Total Expenses	1,537,578	1,111,651	425,927

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	2,241,863	1,589,387	652,476
Dividend Income	39,755	99,408	(59,653)
Interest Income	724,238	649,961	74,277
Interest Expense	(513,854)	(423,440)	(90,414)
Total Investment Income (Loss)	2,492,002	1,915,316	576,686

Income (Loss) Before Taxes	3,321,768	2,247,891	1,073,877

Income Tax (Benefit)	332,992	78,601	254,391

Net Income (Loss)	2,988,776	2,169,290	819,486
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	7,658	(7,658)
Net Income (Loss) Attributable to Noncontrolling Interests	1,756,723	1,294,467	462,256
Net Income (Loss) Attributable to KKR & Co. Inc.	1,232,053	867,165	364,888

Series A Preferred Stock Dividends	11,644	11,644	—
Series B Preferred Stock Dividends	5,038	5,038	—

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$1,215,371	$850,483	$364,888

Revenues

For the six months ended June 30, 2019 and 2018, revenues consisted of the following:

	Six Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Management Fees	$394,505	$358,899	$35,606
Fee Credits	(195,339)	(63,900)	(131,439)
Transaction Fees	493,092	328,874	164,218
Monitoring Fees	52,075	42,949	9,126
Incentive Fees	—	14,038	(14,038)
Expense Reimbursements	86,801	70,787	16,014
Oil and Gas Revenue	25,450	28,360	(2,910)
Consulting Fees	35,405	28,233	7,172
Total Fees and Other	891,989	808,240	83,749

Carried Interest	1,245,826	553,923	691,903
General Partner Capital Interest	229,529	82,063	147,466
Total Capital Allocation-Based Income	1,475,355	635,986	839,369

Total Revenues	$2,367,344	$1,444,226	$923,118

Total Fees and Other for the six months ended June 30, 2019 increased compared to the six months ended June 30, 2018 primarily as a result of an increase in transaction fees, partially offset by a corresponding increase in associated fee credits, and increases in management fees and expense reimbursements.

Transaction fees increased overall primarily from a higher level of transaction fees earned in our Private Markets business line, and to a lesser extent, our Public Markets business line. Partially offsetting these increases were increases in fee credits. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. Transaction fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Segment Analysis—Segment Results—Segment Revenues."

The increase in management fees during the six months ended June 30, 2019 compared to the prior period was due primarily to management fees earned from our Global Infrastructure Investors III Fund and European Fund V. Each of these funds entered their investment periods subsequent to the second quarter of 2018. Partially offsetting this increase was a decrease in management fees and incentive fees related to our BDC platform as a result of the FS Investments Transaction that closed in the second quarter of 2018. KKR reports its investment in FS/KKR Advisor using the equity method of accounting, and as such, KKR reflects its allocation of the net income of this entity as investment income. Accordingly, the management fees and incentive fees of the BDCs that had been reported in fees and other revenues prior to the closing of the FS Investments Transaction are now reflected on a net basis as part of our allocation of the net income of this entity within investment income. This decreased our reported gross management fees and incentive fees when compared to the prior period.

The increase in carried interest and general partner capital interest during the six months ended June 30, 2019 compared to the prior period was due primarily to a higher level of net appreciation in the value of our private equity investment portfolio as compared to the six months ended June 30, 2018.

Compensation and Benefits Expenses

The increase in compensation and benefits expenses during the six months ended June 30, 2019 compared to the prior period was primarily due to an increase in carried interest compensation resulting from a higher level of appreciation in the value of our private equity portfolio as compared to the prior period and to a lesser extent higher cash compensation. This increase was partially offset by lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

General, Administrative and Other Expenses

The increase in general, administrative and other expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to (i) a higher level of expenses that are creditable to our investment funds in the current period, in particular a higher level of broken-deal expenses, and (ii) a higher level of expenses related to capital raising efforts. These increases were partially offset by a lower level of professional fees in the current period as a result of higher professional fees incurred in the prior period in connection with the Conversion.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Six Months Ended
	June 30, 2019	June 30, 2018
	($ in thousands)
Private Equity	$1,951,081	$697,138
Credit	(33,358)	(172,410)
Investments of Consolidated CFEs	283,607	(162,969)
Real Assets	116,640	228,860
Equity Method - Other	309,695	199,821
Other Investments	(71,531)	(339,602)
Debt Obligations and Other	(370,938)	570,237
Other Net Gains (Losses) from Investment Activities	56,667	568,312
Net Gains (Losses) from Investment Activities	$2,241,863	$1,589,387
Net Gains (Losses) from Investment Activities for the six months ended June 30, 2019
The net gains from investment activities for the six months ended June 30, 2019 were comprised of net realized gains of $204.0 million and net unrealized gains of $2,037.9 million.
Investment gains and losses relating to investments in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income as described above. For a discussion and analysis of the primary investment gains or losses relating to individual investments in our unconsolidated funds, see also "—Segment Analysis—Segment Results—Segment Revenues."
Realized Gains from Investment Activities
For the six months ended June 30, 2019, realized gains related primarily to (i) the sales of our investments in Sedgwick Claims Management Services, Inc. (financial services sector) and GEG German Estate Group AG, (ii) the sale of real estate investments held through certain consolidated entities, and (iii) the partial sale of our investment in GetYourGuide AG.
Realized Losses from Investment Activities
Partially offsetting these realized gains were realized losses, the most significant of which related to the sale of DoubleDutch, Inc. and the sale of investments in alternative credit assets in our consolidated special situations funds.
Unrealized Gains from Investment Activities
For the six months ended June 30, 2019, unrealized gains were driven primarily by (i) mark-to-market gains on our growth equity investments held by KKR and certain consolidated entities, the most significant of which was BridgeBio Pharma, Inc., (ii) mark-to-market gains on our investment in First Data Corporation which is held in our funds and as a co-investment by

KKR, and (iii) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were PetVet Care Centers, LLC, Heartland Dental, LLC, and USI, Inc.
Unrealized Losses from Investment Activities
Partially offsetting the unrealized gains above were unrealized losses relating to (i) mark-to-market losses on alternative credit assets held in our consolidated special situations funds, (ii) mark-to-market losses on our investments in Mr. Cooper Group Inc. and The Hut Group Limited, and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above.
For a more detailed discussion of other factors that affected KKR's realized investment income and losses, see "—Segment Analysis."
Net Gains (Losses) from Investment Activities for the six months ended June 30, 2018
The net gains from investment activities for the six months ended June 30, 2018 were comprised of net realized gains of $185.2 million and net unrealized gains of $1,404.2 million.
Realized Gains from Investment Activities
For the six months ended June 30, 2018, realized gains related primarily to (i) a gain recognized on the FS Investments Transaction, (ii) the sale of assets in our consolidated special situations funds, (iii) the sale of energy investments held through certain consolidated entities and (iv) the sale of our investment in Next Issue Media LLC which was held by KKR.
Realized Losses from Investment Activities
Partially offsetting these realized gains were realized losses primarily relating to the write-off of Trinity Holdings LLC and certain CLOs during the six months ended June 30, 2018.
Unrealized Gains from Investment Activities
For the six months ended June 30, 2018, unrealized gains were driven primarily by (i) mark-to-market gains on our private equity portfolio held by KKR, the most significant of which was First Data Corporation, (ii) the reversal of previously recognized unrealized losses related to the write-off of Trinity Holdings LLC and certain CLOs as described above, (iii) mark-to-market gains in our growth equity investments held directly by KKR and certain consolidated entities and (iv) mark-to-market gains in our core investments strategy, the most significant of which were PetVet Care Centers, Inc. and USI, Inc.
Unrealized Losses from Investment Activities
Partially offsetting the unrealized gains above were unrealized losses relating to (i) the reversal of previously recognized unrealized gains relating to the sale of energy investments held through certain consolidated entities, assets held in our consolidated special situations funds and the sale of Next Issue Media LLC and (ii) mark-to-market losses on investments held at our India debt financing company.
For a discussion of other factors that affected KKR's investment income, see "—Segment Analysis."
Dividend Income
During the six months ended June 30, 2019, the most significant dividends received included $15.8 million from our consolidated real estate funds, $11.6 million from investments held by KKR and KFN, and $5.6 million from our consolidated energy funds. During the six months ended June 30, 2018, the most significant dividends received included $32.5 million from our consolidated special situations funds, $30.5 million from our consolidated energy funds, and $13.7 million from our consolidated real estate funds. Significant dividends from portfolio companies or consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Segment Analysis—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Income

The increase in interest income during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a higher level of interest earned related to the closing of five additional consolidated CLOs subsequent to June 30, 2018 as well as increases in interest income earned from our consolidated credit funds as compared to the six months ended June 30, 2018. For a discussion of other factors that affected KKR's interest income, see "—Segment Analysis—Segment Results—Segment Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Expense

The increase in interest expense during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to the impact of the closing of five additional consolidated CLOs subsequent to June 30, 2018. These increases were partially offset by a decrease in interest expense incurred as a result of the sale of KKR's beneficial interest in four consolidated CMBS vehicles held by KREF that resulted in the deconsolidation of such vehicles subsequent to June 30, 2018. For a discussion of other factors that affected KKR's interest expense, see "—Segment Analysis—Segment Results—Segment Expenses—Interest Expense."

Income (Loss) Before Taxes

The increase in income (loss) before taxes for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due primarily to a higher level of capital allocation-based income and net gains from investment activities, partially offset by a higher level of compensation and benefits.

Income Taxes

Income tax expense for the six months ended June 30, 2019 increased compared to the six months ended June 30, 2018 primarily as a result of the Conversion. Prior to the Conversion, KKR & Co. L.P.'s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR & Co. Inc. is subject to U.S. corporate income taxes, which has resulted in, and we believe will continue to result in, an overall higher income tax expense when compared to periods prior to the Conversion. Our effective tax rate under GAAP for the six months ended June 30, 2019 was 10.02%. For a discussion of factors that impacted KKR's tax provision, see Note 11 "Income Taxes" to the financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the six months ended June 30, 2019 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnerships as well as third-party limited partner interests in those investment funds that we consolidate. The increase from the prior period is due primarily to higher amounts attributed to KKR Holdings in connection with a higher level of income recognized for the six months ended June 30, 2019 as compared to the prior period as well as a higher level of income recorded by certain consolidated fund entities that is attributable to third party limited partners. This increase was partially offset by a reduction in KKR Holdings' ownership percentage in the KKR Group Partnerships as compared to the prior period.

Net Income (Loss) Attributable to KKR & Co. Inc.

The increase in net income (loss) attributable to KKR & Co. Inc. for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a higher level of capital allocation-based income and net gains from investment activities as compared to the prior period, partially offset by an increase in income attributable to noncontrolling interests, and to a lesser extent, increased compensation and benefits and income tax expense in the current period as compared to the prior period.

Consolidated Statements of Financial Condition

The following table provides the Consolidated Statements of Financial Condition on a GAAP basis as of June 30, 2019 and December 31, 2018.

(Amounts in thousands, except per share amounts)
	As of	As of
	June 30, 2019	December 31, 2018

Assets
Cash and Cash Equivalents	$2,143,057	$1,751,287
Investments	51,243,090	44,907,982
Other	4,137,918	4,084,106
Total Assets	57,524,065	50,743,375

Liabilities and Equity
Debt Obligations	25,685,785	22,341,192
Other Liabilities	3,556,217	3,019,574
Total Liabilities	29,242,002	25,360,766

Redeemable Noncontrolling Interests	—	1,122,641

Stockholders' Equity
Preferred Stock	482,554	482,554
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	9,392,924	8,167,056
Noncontrolling Interests	18,406,585	15,610,358
Total Equity	28,282,063	24,259,968
Total Liabilities and Equity	$57,524,065	$50,743,375

KKR & Co. Inc. Stockholders' Equity Per Outstanding Share of Class A Common Stock	$17.22	$15.27

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(3.1) billion and $(4.5) billion during the six months ended June 30, 2019 and 2018, respectively. These amounts primarily included: (i) proceeds from investments net of investments purchased of $(3.3) billion and $(5.4) billion during the six months ended June 30, 2019 and 2018, respectively; (ii) net realized gains (losses) on investments of $204.0 million and $185.2 million during the six months ended June 30, 2019 and 2018, respectively; (iii) change in unrealized gains (losses) on investments of $2,037.9 million and $1,404.2 million during the six months ended June 30, 2019 and 2018, respectively; and (iv) capital allocation-based income of $1,475.4 million and $636.0 million during the six months ended June 30, 2019 and 2018, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(145.1) million and $(18.6) million during the six months ended June 30, 2019 and 2018, respectively. Our investing activities included: (i) the purchase of fixed assets of $(144.0) million and $(45.2) million during the six months ended June 30, 2019 and 2018, respectively; (ii) proceeds from sale of oil and natural gas properties of $26.6 million for the six months ended June 30, 2018; and (iii) development of oil and natural gas properties of $(1.1) million for the six months ended June 30, 2019.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $3.8 billion and $4.1 billion during the six months ended June 30, 2019 and 2018, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling and redeemable noncontrolling interests of $1.0 billion and $1.2 billion during the six months ended June 30, 2019 and 2018, respectively; (ii) proceeds received net of repayment of debt obligations of $3.0 billion and $3.2 billion during the six months ended June 30, 2019 and 2018, respectively; (iii) common stock dividends of $(134.6) million and $(167.1) million during the six months ended June 30, 2019 and 2018, respectively; (iv) net delivery of Class A common stock of $(53.4) million for the six months ended June 30, 2019 and 2018; (v) repurchases of Class A common stock of $(28.6) million and $(52.2) million during the six months ended June 30, 2019 and 2018, respectively; and (vi) preferred stock dividends of $(16.7) million during the six months ended June 30, 2019 and 2018.

Segment Analysis

The following is a discussion of the results of our business on a segment basis for the three and six months ended June 30, 2019 and 2018. You should read this discussion in conjunction with the information included under "—Basis of Accounting—Key Segment and Other Operating and Performance Measures" and the financial statements and related notes included elsewhere in this report.

Segment Results

We operate through one operating and reportable segment with four business lines. The following tables sets forth information regarding KKR's segment results and certain key operating metrics as of and for the three months ended June 30, 2019 and 2018.

Three months ended June 30, 2019 compared to three months ended June 30, 2018

	Three Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Segment Revenues
Fees and Other, Net
Management Fees	$303,016	$261,450	$41,566
Transaction Fees	303,802	163,925	139,877
Monitoring Fees	26,424	25,394	1,030
Fee Credits	(105,554)	(53,021)	(52,533)
Total Fees and Other, Net	527,688	397,748	129,940

Realized Performance Income (Loss)
Carried Interest	211,919	342,089	(130,170)
Incentive Fees	21,764	17,651	4,113
Total Realized Performance Income (Loss)	233,683	359,740	(126,057)

Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	75,093	97,480	(22,387)
Interest Income and Dividends	71,057	71,228	(171)
Total Realized Investment Income (Loss)	146,150	168,708	(22,558)
Total Segment Revenues	907,521	926,196	(18,675)

Segment Expenses
Compensation and Benefits (2)	363,029	368,562	(5,533)
Occupancy and Related Charges	16,488	14,665	1,823
Other Operating Expenses (3)	82,843	63,561	19,282
Total Segment Expenses	462,360	446,788	15,572

Segment Operating Earnings	445,161	479,408	(34,247)

Interest Expense	46,859	45,474	1,385
Preferred Dividends	8,341	8,341	—
Income (Loss) Attributable to Noncontrolling Interests	1,864	1,082	782
Income Taxes Paid	60,815	19,820	40,995
After-tax Distributable Earnings	$327,282	$404,691	$(77,409)

(1)
Given the extraordinary nature of the Conversion, the segment financial results for the three months ended June 30, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

(2)	Includes equity-based compensation of $48,611 and $58,198 for the three months ended June 30, 2019 and 2018, respectively.

(3)	For the three months ended June 30, 2018, excludes approximately $11.5 million of non-recurring costs in connection with the Conversion.

Segment Revenues

The following sections discuss revenues for each of our business lines on a disaggregated basis for the three months ended June 30, 2019 and 2018.

Private Markets Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Private Markets business line for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$192,641	$156,295	$36,346
Transaction Fees	136,296	48,567	87,729
Monitoring Fees	26,424	25,394	1,030
Fee Credits	(97,579)	(43,249)	(54,330)
Total Fees and Other, Net	257,782	187,007	70,775

Realized Performance Income (Loss)
Carried Interest	202,019	342,089	(140,070)
Incentive Fees	810	—	810
Total Realized Performance Income (Loss)	$202,829	$342,089	$(139,260)

Fees and Other, Net

The increase for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily due to an increase in transaction fees, partially offset by a corresponding increase in fee credits, and an increase in management fees.

The increase in transaction fees was primarily attributable to an increase in the number of transaction fee-generating investments. During the three months ended June 30, 2019, there were 21 transaction fee-generating investments that paid an average fee of $6.5 million compared to 7 transaction fee-generating investments that paid an average fee of $6.9 million during the three months ended June 30, 2018. For the three months ended June 30, 2019, approximately 38% of these transaction fees were paid from companies located in Europe, 36% were paid from companies in the Asia-Pacific region and 26% were paid by companies located in North America. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The increase in fee credits is due primarily to a higher level of transaction fees which are shared with fund investors.

The increase in management fees was primarily due to management fees earned from our Global Infrastructure Investors III Fund and European Fund V. Both of these funds entered their investment periods subsequent to the second quarter of 2018. This net increase was partially offset by decreases due to management fees calculated based on lower levels of invested capital as a result of realizations primarily in our North America Fund XI, European Fund III, and 2006 Fund.

Realized Performance Income

The following table presents realized carried interest by investment vehicle for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
	($ in thousands)
Asian Fund II	$60,785	$21,203
European Fund IV	60,593	—
North America Fund XI	57,982	172,115
Co-Investment Vehicles and Other	10,316	7,021
Asian Fund	10,000	18,425
China Growth Fund	2,279	4,864
2006 Fund	64	42,207
Millennium Fund	—	72,501
Real Estate Partners Americas	—	3,753
Total Realized Carried Interest (1)	$202,019	$342,089

(1)	The above table excludes any funds for which there was no realized carried interest during either of the periods presented.

Realized carried interest for the three months ended June 30, 2019 consisted primarily of realized gains from the partial sales of Trainline PLC (LSE: TRN) and Internet Brands, Inc. (technology sector), and the sale of Qingdao Haier Co., Ltd (CH: 600690).

Realized carried interest for the three months ended June 30, 2018 consisted primarily of realized gains from the partial sales of Aricent Group (technology sector) and Gardner Denver Holdings, Inc. (NYSE: GDI) and the sale of Mitchell International, Inc. (technology sector).

Public Markets Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Public Markets business line for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$110,375	$105,155	$5,220
Transaction Fees	8,472	10,673	(2,201)
Fee Credits	(7,975)	(9,772)	1,797
Total Fees and Other, Net	110,872	106,056	4,816

Realized Performance Income (Loss)
Carried Interest	9,900	—	9,900
Incentive Fees	20,954	17,651	3,303
Total Realized Performance Income (Loss)	$30,854	$17,651	$13,203
Fees and Other, Net
The increase for the three months ended June 30, 2019 compared to the prior period was primarily due to an increase in management fees partially offset by a decrease in transaction fees, net of associated fee credits.
The increase in management fees was primarily due to an increase in fees earned from our CLOs and leveraged credit strategies as a result of greater overall FPAUM.

The decrease in transaction fees was primarily attributable to a decrease in the average size of transaction fee-generating investments during the period.
Realized Performance Income
The increase for the three months ended June 30, 2019 compared to the prior period was primarily attributable to realized carried interest earned in one of our alternative credit strategy funds and higher incentive fees received from BDCs advised by FS/KKR Advisor.
Capital Markets Revenues

The following table presents Transaction Fees in the Capital Markets business line for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Transaction Fees	$159,034	$104,685	$54,349

Transaction fees increased due primarily to an increase in both the size and number of capital markets transactions for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Overall, we completed 62 capital markets transactions for the three months ended June 30, 2019, of which 9 represented equity offerings and 53 represented debt offerings, as compared to 52 transactions for the three months ended June 30, 2018, of which 7 represented equity offerings and 45 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes. Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the three months ended June 30, 2019, approximately 12% of our transaction fees were earned from unaffiliated third parties as compared to approximately 17% for the three months ended June 30, 2018. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the three months ended June 30, 2019, approximately 73% of our transaction fees were generated outside of North America as compared to approximately 33% for the three months ended June 30, 2018. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate management or monitoring fees.

Principal Activities Revenues

The following table presents Realized Investment Income in the Principal Activities business line for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	$75,093	$97,480	$(22,387)
Interest Income and Dividends	71,057	71,228	(171)
Total Realized Investment Income (Loss)	$146,150	$168,708	$(22,558)

(1)
Given the extraordinary nature of the Conversion, the segment financial results for the three months ended June 30, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

Realized Investment Income
The decrease is primarily due to a decreased level of net realized gains. Interest income and dividends was relatively flat during the three months ended June 30, 2019 compared to the prior period.
For the three months ended June 30, 2019, net realized gains were comprised of gains primarily from the sale of our investment in GEG German Estate Group AG, and from the sale of Private Markets investments including the sales or partial sales of our investments in Trainline PLC, Housing Development Finance Corp. Ltd. (BSE: 500010), Internet Brands, Inc., and GetYourGuide AG. Offsetting these realized gains were realized losses, the most significant of which was a realized loss on DoubleDutch Inc.
For the three months ended June 30, 2018, net realized gains were comprised of gains from the sale of Private Markets investments including the sales or partial sales of our investments in Next Issue Media LLC, Välinge Innovation AB (manufacturing sector), Aricent Group and Gardner Denver Holdings, Inc., as well as the sale of our alternative credit investment in Amedisys, Inc. (NASDAQ: AMED).
For the three months ended June 30, 2019, interest income and dividends were comprised of (i) $46.1 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our India debt financing company and our cash balances and (ii) $25.0 million of dividend income from distributions received primarily through our real estate investments including our investment in KREF.
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
Subsequent to June 30, 2019, we completed, or expect to complete sales, partial sales or secondary sales with respect to certain private equity portfolio companies and other investments as well as other realization activities such as the receipt of dividends and interest income across our broader portfolio. These realization activities, if and when completed, are expected to result in realized performance income and realized investment income of approximately $600 million in 2019 and 2020 and approximately $350 million of such amount is expected to be realized subsequent to the third quarter of 2019. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions; there can be no assurance if or when any of these transactions will be completed.
Segment Expenses
Compensation and Benefits

The decrease for the three months ended June 30, 2019 compared to the prior period was due primarily to lower compensation recorded in connection with lower total segment revenues and lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The increase for the three months ended June 30, 2019 compared to the prior period is primarily due to a higher level of expenses that are creditable to our investment funds, in particular a higher level of broken-deal expenses, as well as a higher level of professional fees and other administrative costs in connection with the growth of the firm. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Interest Expense

For the three months ended June 30, 2019 and 2018, interest expense relates primarily to the senior notes outstanding for KKR and KFN. The increase in interest expense for the three months ended June 30, 2019 compared to the prior period is due primarily to the issuance of Euro denominated senior notes in the second quarter of 2019.

Income Taxes Paid
The increase in income taxes paid is primarily due to a higher level of income that is subject to corporate taxes following the Conversion. Prior to the Conversion, KKR's investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR is subject to U.S. corporate income taxes which has resulted in, and we believe will continue to result in, an overall higher income taxes paid when compared to periods prior to the Conversion. As a result of the Conversion, KKR obtained a partial step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. This generally results in a lower level of taxable gains upon realization of carried interest and investment income for those assets that existed on the date of the Conversion. Over time as these assets with higher tax bases are realized, we expect that our income taxes paid and segment effective tax rate will increase. The pace of such increase is not currently known and is dependent on a variety of factors including the pace at which the assets with higher tax basis are realized and the mix of all assets realized in any given period. Therefore, we cannot predict what the increase, if any, in income taxes paid will be quarter-over-quarter or year-over-year.
After-tax Distributable Earnings

The decrease in after-tax distributable earnings for the three months ended June 30, 2019 compared to the prior period was due primarily to a lower level of realized performance and investment income and a higher level of other operating expenses and income taxes paid. These movements were partially offset by an increase in transaction fees and management fees in the current period compared to the prior period.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of June 30, 2019 and March 31, 2019:

	As of
	June 30, 2019	March 31, 2019	Change
	($ in thousands)
Assets Under Management	$205,659,100	$199,503,300	$6,155,800
Fee Paying Assets Under Management	$151,523,600	$147,685,300	$3,838,300
Uncalled Commitments	$56,478,700	$58,102,600	$(1,623,900)

The following table presents one of our key performance metrics for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$7,354,100	$4,825,700	$2,528,400

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from March 31, 2019 to June 30, 2019:

($ in thousands)
March 31, 2019	$108,119,500
New Capital Raised	2,355,400
Distributions and Other	(1,857,900)
Change in Value	3,422,300
June 30, 2019	$112,039,300

AUM for the Private Markets business line was $112.0 billion at June 30, 2019, an increase of $3.9 billion, compared to $108.1 billion at March 31, 2019.

The increase was primarily attributable to (i) an increase in the value of our Private Markets portfolio and (ii) to a lesser extent, new capital raised primarily in our private equity separately managed accounts, European Fund V, Asia Real Estate

Partners Fund and Energy Income and Growth Fund II. These increases were partially offset by distributions to Private Markets fund investors primarily as a result of realizations, most notably in our European Fund IV, Asian Fund II, and North America Fund XI.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $0.8 billion in our Asian Fund III, $0.5 billion in both European Fund IV and North American Fund XI, $0.4 billion in Asian Fund II, and $0.3 billion in our core investment vehicles.

For the three months ended June 30, 2019, the value of our private equity investment portfolio increased 6.4%. This was comprised of an 8.8% increase in the value of various publicly held or publicly indexed investments and a 5.3% increase in value of our privately held investments.

The most significant increases in the value of various publicly held or publicly indexed investments were increases in Trainline PLC, Gardner Denver Holdings, Inc., and BrightView Holdings Inc. (NYSE: BV). These increases were partially offset by decreases in the value of various publicly held investments, the most significant of which were decreases in Focus Financial Partners, LLC (NASDAQ: FOCS), PRA Health Sciences, Inc. (NASDAQ: PRAH), and Bharti Infratel Limited (BSE: 534816).

The most significant increases in value of our privately held investments related to KCF Technologies Co. Ltd. (industrial sector), Kokusai Electric Corporation (manufacturing sector), and Internet Brands, Inc. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Envision Healthcare Corporation (healthcare sector), Academy Ltd. (retail sector), and Westbrick Energy Ltd. (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables, and with respect to KCF Technologies Co. Ltd. and Kokusai Electric Corporation, increases in valuation reflecting agreements to exit these investments. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

For the three months ended June 30, 2018, the value of our private equity investment portfolio increased 6.7%. This was comprised of a 10.6% increase in the value of various publicly held or publicly indexed investments and a 4.8% increase in value of our privately held investments.

The most significant increases in the value of various publicly held or publicly indexed investments were increases in First Data Corporation, as well as increases in National Vision Holdings, Inc. (NASDAQ: EYE) and BrightView Holdings, Inc. These increases were partially offset by decreases in the value of various publicly held investments, the most significant of which were decreases in Gardner Denver Holdings, Inc., Bharti Infratel Limited and Uxin Limited (NASDAQ: UXIN).

The most significant changes in value of our privately held investments related to Internet Brands, Inc., Ultimate Fighting Championship Ltd. (media sector) and KKR Debt Investors 2006 S.à r.l. (financial services sector). These increases in value of our privately held investments were partially offset by decreases in value relating primarily to Arbor Pharmaceuticals, Inc. (health care sector), Mandala Energy Ltd. (energy sector) and Panasonic Healthcare Co. Ltd (health care sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) changes in foreign exchange rates, in particular in the case of Panasonic Healthcare Co., Ltd. which experienced a decrease due entirely to changes in foreign exchange rates.

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

Public Markets
The following table reflects the changes in our Public Markets AUM from March 31, 2019 to June 30, 2019:

($ in thousands)
March 31, 2019	$91,383,800
New Capital Raised	4,159,400
Distributions	(1,019,800)
Redemptions	(1,754,500)
Change in Value	850,900
June 30, 2019	$93,619,800
AUM in our Public Markets business line totaled $93.6 billion at June 30, 2019, an increase of $2.2 billion compared to $91.4 billion at March 31, 2019. The increases due to new capital raised were related to multiple strategies, most notably $1.7 billion in our alternative credit strategies, $1.0 billion in CLOs, and $0.9 in other leveraged credit strategies. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, including our hedge fund partnerships, BDCs, and certain leveraged credit strategies. The increase in value was primarily driven by increases at our various leveraged credit strategies, hedge fund partnerships, and various alternative credit strategies.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from March 31, 2019 to June 30, 2019:

($ in thousands)
March 31, 2019	$71,570,300
New Capital Raised	2,436,100
Distributions and Other	(736,300)
Change in Value	77,300
June 30, 2019	$73,347,400

FPAUM in our Private Markets business line was $73.3 billion at June 30, 2019, an increase of $1.7 billion, compared to $71.6 billion at March 31, 2019.

The increase was primarily attributable to new capital raised of $0.6 billion in European Fund V, and $0.3 billion in each of Energy Income and Growth Fund II and Asia Real Estate Partners. In addition, capital invested of $0.5 billion in our core investment vehicles and $0.3 billion in Asian Fund II contributed to a higher level of FPAUM. Both core investment vehicles and Asian Fund II management fees are based on invested capital. These increases were partially offset by distributions relating to realizations of $0.3 billion in our Asian Fund II and $0.1 billion in each of our European Fund IV and North America Fund XI.

Uncalled capital commitments from Private Markets investment funds from which KKR is currently not earning management fees amounted to approximately $10.6 billion at June 30, 2019, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from March 31, 2019 to June 30, 2019:

($ in thousands)
March 31, 2019	$76,115,000
New Capital Raised	3,757,600
Distributions	(1,108,800)
Redemptions	(1,235,800)
Change in Value	648,200
June 30, 2019	$78,176,200

FPAUM in our Public Markets business line was $78.2 billion at June 30, 2019, an increase of $2.1 billion, compared to FPAUM of $76.1 billion at March 31, 2019. The increases due to new capital raised were related to multiple strategies, most notably $1.2 billion in certain leveraged credit strategies, $1.0 billion in various alternative credit strategies, $1.0 billion in CLOs, and $0.7 billion in our hedge fund partnerships. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, most notably our hedge fund partnerships, BDCs, certain leveraged credit strategies and certain alternative credit strategies.

Uncalled capital commitments from Public Markets investment funds from which KKR is currently not earning management fees amounted to approximately $7.5 billion at June 30, 2019. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Uncalled Commitments

Private Markets

As of June 30, 2019, our Private Markets business line had $46.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $48.4 billion as of March 31, 2019. The decrease is due primarily to capital called from fund investors to make investments which outpaced new capital raised, during the period.

Public Markets

As of June 30, 2019, our Public Markets business line had $10.2 billion of uncalled capital commitments that could be called for investments in new transactions, as compared to $9.7 billion of uncalled capital commitments as of March 31, 2019. The net increase was primarily attributable to new capital raised in our alternative credit strategies, partially offset by capital invested across various alternative credit strategies.

Capital Invested and Syndicated Capital
Private Markets Capital Invested
For the three months ended June 30, 2019, Private Markets had $4.0 billion of capital invested as compared to $2.6 billion for the three months ended June 30, 2018. The increase was driven primarily by a $1.3 billion increase in capital invested in our private equity strategies (including core investments and growth equity). Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the three months ended June 30, 2019, 46% of capital deployed in private equity, which includes core and growth equity investments, was in transactions in Europe, 42% was in the Asia-Pacific region, and 12% was in North America.

Public Markets Capital Invested
For the three months ended June 30, 2019, Public Markets had $1.8 billion of capital invested as compared to $2.0 billion for the three months ended June 30, 2018. This was primarily due to a lower level of capital deployed in our direct lending strategy, offset by a higher level of capital deployed in our private opportunistic credit and revolving credit strategies.
Capital Markets Syndicated Capital
For the three months ended June 30, 2019, Capital Markets syndicated $1.6 billion of capital as compared to $0.2 billion for the three months ended June 30, 2018. The increase was primarily due to an increase in both the size and number of syndication transactions in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Overall, we completed ten syndication transactions for the three months ended June 30, 2019 as compared to five syndications for the three months ended June 30, 2018.
Reconciliations to GAAP Measures

For the reconciliations of the most directly comparable financial measures calculated and presented in accordance with GAAP to total segment revenues, total segment expenses, and after-tax distributable earnings, see Note 14 "Segment Reporting" to the financial statements included elsewhere in this report.

Segment Results

The following tables set forth information regarding KKR's segment results and certain key operating metrics as of and for the six months ended June 30, 2019 and 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

	Six Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Segment Revenues
Fees and Other, Net
Management Fees	$595,312	$513,035	$82,277
Transaction Fees	490,529	320,770	169,759
Monitoring Fees	52,075	42,924	9,151
Fee Credits	(212,970)	(96,795)	(116,175)
Total Fees and Other, Net	924,946	779,934	145,012

Realized Performance Income (Loss)
Carried Interest	542,264	544,644	(2,380)
Incentive Fees	41,301	34,058	7,243
Total Realized Performance Income (Loss)	583,565	578,702	4,863

Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	119,805	105,355	14,450
Interest Income and Dividends	129,264	143,805	(14,541)
Total Realized Investment Income (Loss)	249,069	249,160	(91)
Total Segment Revenues	1,757,580	1,607,796	149,784

Segment Expenses
Compensation and Benefits (2)	703,315	669,042	34,273
Occupancy and Related Charges	30,445	28,248	2,197
Other Operating Expenses (3)	157,753	121,466	36,287
Total Segment Expenses	891,513	818,756	72,757

Segment Operating Earnings	866,067	789,040	77,027

Interest Expense	90,989	95,666	(4,677)
Preferred Dividends	16,682	16,682	—
Income (Loss) Attributable to Noncontrolling Interests	2,223	2,285	(62)
Income Taxes Paid	114,808	33,988	80,820
After-tax Distributable Earnings	$641,365	$640,419	$946

(1)
Given the extraordinary nature of the Conversion, the segment financial results for the six months ended June 30, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

(2)	Includes equity-based compensation of $103,496 and $125,994 for the six months ended June 30, 2019 and June 30, 2018, respectively.

(3)	For the six months ended June 30, 2018, excludes approximately $11.5 million of non-recurring costs in connection with the Conversion.

Segment Revenues

The following sections discuss revenues for each of our business lines on a disaggregated basis for the six months ended June 30, 2019 and 2018.

Private Markets Revenues

The following table presents Fees and Other, Net and Realized Performance Income in the Private Markets business line for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$375,862	$314,485	$61,377
Transaction Fees	235,313	95,256	140,057
Monitoring Fees	52,075	42,924	9,151
Fee Credits	(179,921)	(84,592)	(95,329)
Total Fees and Other, Net	483,329	368,073	115,256

Realized Performance Income (Loss)
Carried Interest	532,364	544,644	(12,280)
Incentive Fees	1,485	—	1,485
Total Realized Performance Income (Loss)	$533,849	$544,644	$(10,795)

Fees and Other, Net

The increase for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to an increase in transaction fees, partially offset by a corresponding increase in fee credits, and an increase in management fees.

The increase in transaction fees was primarily attributable to an increase in the size and number of transaction fee-generating investments. During the six months ended June 30, 2019, there were 36 transaction fee-generating investments that paid an average fee of $6.5 million compared to 16 transaction fee-generating investments that paid an average fee of $6.0 million during the six months ended June 30, 2018. For the six months ended June 30, 2019, approximately 38% of these transaction fees were paid by companies located in the Asia-Pacific region, 34% were paid from companies located in the North America and 28% were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The increase in fee credits is due primarily to a higher level of transaction fees and monitoring fees reimbursable to the fund investors.

The increase in management fees was primarily due to (i) management fees earned from our Global Infrastructure Investors III Fund which entered its investment period subsequent to of the second quarter of 2018, (ii) management fees earned from our European Fund V which entered its investment period at the end of the first quarter of 2019 and (iii) increased capital invested in our core investment strategy, for which fees are earned on invested capital. This net increase was partially offset by decreases due to lower management fees calculated based on lower levels of invested capital as a result of realizations primarily in our European Fund III, North America Fund XI, and 2006 Fund.

The increase in monitoring fees was primarily attributable to an increase in recurring monitoring fees compared to the prior period, partially offset by lower termination payments. Recurring monitoring fees increased $14.6 million, which was primarily the result of an increase in the size of monitoring fees paid by portfolio companies. For the six months ended June 30, 2019, we had 57 portfolio companies that were paying an average monitoring fee of $0.9 million compared with 57 portfolio companies that were paying an average monitoring fee of $0.6 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, we received a termination payment of $2.1 million in connection with the initial public offering of Trainline PLC, compared to $7.5 million received in connection with the initial public offering of BrightView Holdings, Inc. for the six months ended June 30, 2018. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with initial public offerings and other realization activities in our private equity portfolio, and are expected to continue to be smaller in size and number compared to prior periods.

Realized Performance Income

The following table presents realized carried interest by investment vehicle for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30, 2019	June 30, 2018
	($ in thousands)
North America Fund XI	$244,692	$207,565
Asian Fund II	60,785	37,549
European Fund IV	60,593	—
European Fund III	58,505	11,993
Co-Investment Vehicles and Other	48,653	8,691
2006 Fund	28,711	168,157
Core Investment Vehicles	14,449	—
Asian Fund	10,912	28,991
Real Estate Partners Americas	2,785	3,895
China Growth Fund	2,279	4,864
Millennium Fund	—	72,501
European Fund II	—	438
Total Realized Carried Interest (1)	$532,364	$544,644

(1)	The above table excludes any funds for which there was no realized carried interest during either of the periods presented.

Realized carried interest for the six months ended June 30, 2019 consisted primarily of realized gains from the sale of Sedgwick Claims Management Services, Inc. and Qingdao Haier Co., Ltd, and the partial sale of Trainline PLC and Internet Brands, Inc.

Realized carried interest for the six months ended June 30, 2018 consisted of the sale of Aricent Group and the partial sales of Weld North Holdings LLC (education sector), GoDaddy Inc. (NYSE: GDDY) and Gardner Denver Holdings, Inc.

Public Markets Revenues
The following table presents Fees and Other, Net and Realized Performance Income in the Public Markets business line for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$219,450	$198,550	$20,900
Transaction Fees	35,928	13,231	22,697
Fee Credits	(33,049)	(12,203)	(20,846)
Total Fees and Other, Net	222,329	199,578	22,751

Realized Performance Income (Loss)
Carried Interest	9,900	—	9,900
Incentive Fees	39,816	34,058	5,758
Total Realized Performance Income (Loss)	$49,716	$34,058	$15,658

Fees and Other, Net
The increase for the six months ended June 30, 2019 was primarily due to an increase in management fees and transaction fees partially offset by an increase in associated fee credits.
The increase in transaction fees was primarily attributable to an increase in the average size of transaction fee-generating investments during the period.
The increase in management fees was primarily due to an increase in fees earned from BDCs advised by FS/KKR Advisor, driven primarily by the completion of the FS Investments Transaction in the second quarter of 2018, and increased fees from our CLOs and leveraged credit strategies as a result of greater overall FPAUM. On a segment basis, KKR's pro rata income from our BDC platform, which is an equity method investment, is included in management fees and incentive fees. On a GAAP basis, such amounts are included in net gains from investment activities.
Realized Performance Income
The increase for the six months ended June 30, 2019 compared to the prior period was primarily attributable to realized carried interest earned in one of our alternative credit strategy funds and higher incentive fees received from BDCs advised by FS/KKR Advisor driven in part by the completion of the FS Investments Transaction in the second quarter of 2018. These increases were partially offset by lower incentive fees earned in our hedge fund partnerships.
Capital Markets Revenues
The following table presents Transaction Fees in the Capital Markets business line for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Transaction Fees	$219,288	$212,283	$7,005
Transaction fees increased due primarily to an increase in the number of capital markets transactions for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Overall, we completed 103 capital markets transactions for the six months ended June 30, 2019, of which 15 represented equity offerings and 88 represented debt offerings, as compared to 98 transactions for the six months ended June 30, 2018, of which 11 represented equity offerings and 87 represented debt offerings. Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the six months ended June 30, 2019, approximately 24% of our transaction fees were earned from unaffiliated third parties as compared to approximately 27% for the six months ended June 30, 2018. Our transaction fees are comprised of fees earned from North America, Europe and Asia-Pacific. For the six months ended June 30, 2019, approximately 61% of our transaction fees were generated outside of North America as compared to approximately 25% for the six months ended June 30, 2018. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our Capital Markets business line does not generate management or monitoring fees.
Principal Activities Revenues
The following table presents Realized Investment Income in the Principal Activities business line for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	$119,805	$105,355	$14,450
Interest Income and Dividends	129,264	143,805	(14,541)
Total Realized Investment Income (Loss)	$249,069	$249,160	$(91)

(1)
Given the extraordinary nature of the Conversion, the segment financial results for the six months ended June 30, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

Realized Investment Income
Net realized investment income remained relatively flat for the six months ended June 30, 2019, in comparison to the prior period as increases in net realized gains were offset by decreases in interest income and dividends.
For the six months ended June 30, 2019, net realized gains were comprised primarily of gains from the sale of our investment in GEG German Estate Group AG, and from the sales or partial sales of our investments in Sedgwick Claims Management Services, Inc., Trainline PLC and United Group B.V. (telecom sector). Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on DoubleDutch, Inc.
For the six months ended June 30, 2018, net realized gains were comprised primarily of gains from the sale of Private Markets investments including the sales or partial sales of our investments in Next Issue Media LLC, Välinge Innovation AB, Aricent Group, Gardner Denver Holdings, Inc. and Weld North Holdings LLC, as well as the sale of our alternative credit investment in Amedisys, Inc.

For the six months ended June 30, 2019, interest income and dividends were comprised of (i) $88.4 million of interest income which consists primarily of interest that is received from our Public Markets investments, including CLOs and other credit investments and, to a lesser extent, our Capital Markets business and our cash balances and (ii) $40.9 million of dividend income from distributions received primarily through our real assets investments, including our real estate investment in KREF and our energy investments, as well as certain of our credit investments.
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
Segment Expenses

Compensation and Benefits

The increase for the six months ended June 30, 2019 compared to the prior period was due primarily to higher compensation recorded in connection with higher total segment revenues which were partially offset by lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The increase for the six months ended June 30, 2019 compared to the prior period is primarily due to a higher level of expenses that are creditable to our investment funds, in particular a higher level of broken-deal expenses, as well as a higher level of professional fees and other administrative costs in connection with the growth of the firm. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Interest Expense

For the six months ended June 30, 2019 and 2018 interest expense relates primarily to the senior notes outstanding for KKR and KFN. The decrease in interest expense for the six months ended June 30, 2019 compared to the prior period is due primarily to the redemption of preferred shares at KFN in the first quarter of 2018 and a lower level of borrowings in our Capital Markets business line, partially offset by the issuance of Euro denominated senior notes in the second quarter of 2019.
Income Taxes Paid
The increase in income taxes paid is primarily due to a higher level of income that is subject to corporate taxes following the Conversion. Prior to the Conversion, KKR's investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR is subject to U.S. corporate income taxes which has resulted in, and we believe will continue to result in, an overall higher income taxes paid when compared to periods prior to the Conversion. As a result of the Conversion, KKR recognized a partial step-up in the tax bases of certain assets that will be recovered as those assets are sold or the basis is amortized. This generally results in a lower level of taxable gains upon realization of carried interest and investment income for those assets that existed on the date of the Conversion. Over time as these assets with higher tax basis are realized, we expect that our income taxes paid and segment effective tax rate will increase. The pace of such increase is not currently known and is dependent on a variety of factors including the pace at which the assets with higher tax basis are realized and the mix of all assets realized in any given period. Therefore, we cannot predict what the increase, if any, in income taxes paid will be quarter-over-quarter or year-over-year.
After-tax Distributable Earnings

The net increase in after-tax distributable earnings for the six months ended June 30, 2019 compared to the prior period was due primarily to higher transaction fees and management fees, largely offset by a higher level of fee credits, compensation expense, and income taxes paid in the current period compared to the prior period.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018	Change
	($ in thousands)
Assets Under Management	$205,659,100	$194,720,400	$10,938,700
Fee Paying Assets Under Management	$151,523,600	$141,007,700	$10,515,900
Uncalled Commitments	$56,478,700	$57,959,000	$(1,480,300)

The following table presents one of our key performance metrics for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$13,179,100	$9,113,300	$4,065,800

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2018 to June 30, 2019:

($ in thousands)
December 31, 2018	$103,396,500
New Capital Raised	5,051,300
Distributions and Other	(4,809,800)
Change in Value	8,401,300
June 30, 2019	$112,039,300

AUM for the Private Markets business line was $112.0 billion at June 30, 2019, an increase of $8.6 billion, compared to $103.4 billion at December 31, 2018.

The increase was primarily attributable to (i) an increase in the value of our Private Markets portfolio, and (ii) to a lesser extent, new capital raised primarily in our private equity separately managed accounts, European Fund V, Asia Real Estate Partners, and Real Estate Credit Opportunity Partners II Fund. These increases were partially offset by distributions to Private Markets fund investors primarily as a result of realizations, most notably in our North America Fund XI, European Fund III, Asian Fund II and European Fund IV.
The increase in the value of our Private Markets portfolio was driven primarily by net gains of $1.8 billion in our 2006 Fund, $1.3 billion in North America Fund XI, $1.1 billion in our Asian Fund III, $0.9 billion in our Asian Fund II, and $0.7 billion in European Fund IV.
For the six months ended June 30, 2019, the value of our private equity investment portfolio increased 17.6%. This was comprised of a 41.7% increase in the value of various publicly held or publicly indexed investments and a 10.6% increase in value of our privately held investments.

The most significant increases in the value of various publicly held or publicly indexed investments were increases in First Data Corporation, Trainline PLC, Gardner Denver Holdings, Inc., and BrightView Holdings Inc. These increases were partially offset by decreases in the value of various publicly held investments, the most significant of which were decreases in Ambea AB (STO: AMBEA) and Tarena International, Inc. (NASDAQ: TEDU).
The most significant increases in value of our privately held investments related to increases in KCF Technologies Co. Ltd., Kokusai Electric Corporation, AppLovin Corporation (technology sector), and KKR Debt Investors 2006 S.à.r.l. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Envision Healthcare Corporation and Academy Ltd. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables, and with respect to KCF Technologies Co. Ltd. and Kokusai Electric Corporation, increases in valuation reflecting agreements to exit these investments. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.
For the six months ended June 30, 2018, the value of our private equity investment portfolio increased 6.7%. This was comprised of an 8.2% increase in the value of our privately held investments and a 3.4% increase in the value of various publicly held or publicly indexed investments.

The most significant changes in value of our privately held investments related to increases in Internet Brands, Inc., Ultimate Fighting Championship Ltd. and Cognita Schools Ltd (education sector). These increases in value of our privately held investments were partially offset by decreases in value relating primarily to Arbor Pharmaceuticals, Inc., Mandala Energy Ltd. and Westbrick Energy Ltd. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The most significant increases in the value of various publicly held or publicly indexed investments were increases in First Data Corporation, GoDaddy Inc. and BrightView Holdings, Inc. These increases were partially offset by decreases in the value of various publicly held investments, the most significant of which were decreases in Gardner Denver Holdings, Inc., National Vision Holdings, Inc. and Bharti Infratel Limited

Public Markets

The following table reflects the changes in our Public Markets AUM from December 31, 2018 to June 30, 2019:

($ in thousands)
December 31, 2018	$91,323,900
New Capital Raised	7,754,500
Distributions	(1,249,600)
Redemptions	(5,138,600)
Change in Value	929,600
June 30, 2019	$93,619,800

AUM in our Public Markets business line totaled $93.6 billion at June 30, 2019, an increase of $2.3 billion compared to AUM of $91.3 billion at December 31, 2018. The increases due to new capital raised were related to multiple strategies, most notably $1.9 billion in each of our alternative credit strategies and certain leveraged credit strategies, and $1.4 billion in each of our hedge fund partnerships and CLOs. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily from our hedge fund partnerships, certain leveraged credit strategies, our alternative credit strategies, and our BDCs. The increase in value was driven primarily by net increases in value of our hedge fund partnerships and certain leveraged credit strategies.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2018 to June 30, 2019:

($ in thousands)
December 31, 2018	$66,830,000
New Capital Raised	8,594,500
Distributions and Other	(1,832,400)
Net Changes in Fee Base of Certain Funds	(320,800)
Change in Value	76,100
June 30, 2019	$73,347,400

FPAUM in our Private Markets business line was $73.3 billion at June 30, 2019, an increase of $6.5 billion, compared to $66.8 billion at December 31, 2018.

The increase was primarily attributable to new capital raised of $4.9 billion in European Fund V and $1.2 billion in private equity separately managed accounts, and $0.6 billion of capital invested in our core investment vehicles. These increases were partially offset by (i) distributions primarily relating to realizations of $0.5 billion in North America Fund XI and $0.3 billion in each of Asian Fund II and European Fund III and (ii) $0.3 billion of net changes in the fee base of our European Fund IV as a result of this fund entering its post-investment period during which it earns fees on invested rather than committed capital.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from December 31, 2018 to June 30, 2019:

($ in thousands)
December 31, 2018	$74,177,700
New Capital Raised	7,900,400
Distributions	(1,768,200)
Redemptions	(2,824,400)
Change in Value	690,700
June 30, 2019	$78,176,200

FPAUM in our Public Markets business line was $78.2 billion at June 30, 2019, an increase of $4.0 billion compared to FPAUM of $74.2 billion at December 31, 2018. The increases due to new capital raised were related to multiple strategies, most notably $2.0 billion in certain leveraged credit strategies, $1.9 billion in our alternative credit strategies, and $1.4 billion in each of our hedge fund partnerships and CLOs. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily from our hedge fund partnerships, our alternative credit strategies, certain leveraged credit strategies, and our BDCs. The increase in value related primarily to increases at our various leveraged credit strategies and our hedge fund partnerships.

Uncalled Commitments
Private Markets
As of June 30, 2019, our Private Markets business line had $46.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $48.2 billion as of December 31, 2018. The net decrease is due primarily to capital called from fund investors to make investments during the period, partially offset by new capital raised in our private equity separately managed accounts, and various Private Markets investing strategies.
Public Markets
As of June 30, 2019, our Public Markets business line had $10.2 billion of uncalled capital commitments that could be called for investments in new transactions as compared to $9.8 billion as of December 31, 2018. The increase is due to new capital raised primarily in our alternative credit strategies, partially offset by capital called from fund investors to make investments during the period.
Capital Invested and Syndicated Capital
Private Markets Capital Invested
For the six months ended June 30, 2019, Private Markets had $7.3 billion of capital invested as compared to $5.0 billion for the six months ended June 30, 2018. The increase was driven primarily by a $2.1 billion increase in capital invested in our private equity platform (including core investments and growth equity), and $0.2 billion increase in capital invested in our real assets platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods. During the six months ended June 30, 2019, 45% of capital deployed in private equity, which includes core and growth equity investments, was in transactions in the Asia-Pacific region, 31% was in the Europe and 24% was in North America.
Public Markets Capital Invested
For the six months ended June 30, 2019, Public Markets had $4.0 billion of capital invested as compared to $3.3 billion for the six months ended June 30, 2018. The increase was primarily due to a higher level of capital deployed in our private opportunistic credit and revolving credit strategies, partially offset by a lower level of capital deployed in our special situations and direct lending strategies.
Capital Markets Syndicated Capital
For the six months ended June 30, 2019, Capital Markets syndicated $1.9 billion of capital as compared to $0.8 billion for the six months ended June 30, 2018. The increase was primarily due to an increase in the size and number of syndication transactions in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Overall, we completed 15 syndication transactions for the six months ended June 30, 2019 as compared to eight syndications for the six months ended June 30, 2018. The size and frequency of syndication transactions depend in large part on market conditions and other factors that are unpredictable and outside our control, which may negatively impact the fees generated by our capital markets business from syndication transactions.
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
The following tables present information with respect to our segment balance sheet as of June 30, 2019 and December 31, 2018:

	As of	As of
	June 30, 2019	December 31, 2018
	($ in thousands, except per share amounts)
Cash and Short-term Investments	$3,110,338	$2,502,239
Investments	11,795,632	9,847,464
Unrealized Carried Interest (1)	1,777,544	1,223,084
Tax Assets	330,344	561,114
Other Assets (2)	3,442,541	3,453,735
Total Assets	$20,456,399	$17,587,636

Debt Obligations - KKR (ex-KFN)	$3,113,131	$2,367,801
Debt Obligations - KFN	948,517	948,517
Tax Liabilities	163,576	174,395
Other Liabilities	704,495	590,981
Total Liabilities	4,929,719	4,081,694

Noncontrolling Interests	23,845	25,382
Preferred Stock	500,000	500,000

Book Value	$15,002,835	$12,980,560

Book Value Per Adjusted Share	$17.81	$15.57

(1)	The following table provides unrealized carried interest by business line:

	As of
	June 30, 2019	December 31, 2018
Private Markets Business Line	$1,635,372	$1,083,163
Public Markets Business Line	142,172	139,921
Total	$1,777,544	$1,223,084

(2)	Other Assets include KKR's ownership interest in FS/KKR Advisor, LLC and minority ownership interests in hedge fund partnerships.
Book Value Per Adjusted Share
Book value per adjusted share increased 14.4% from December 31, 2018. This increase was due primarily to a broad-based increase in the value of KKR's investment portfolio, including investments held by KKR as well as investments held through investment funds, such as KKR's private equity funds, where KKR is entitled to earn carried interest. For the six months ended June 30, 2019, the value of KKR's balance sheet portfolio, on a segment basis, increased 14.6% and KKR's overall private equity portfolio increased 17.6%. The increase in KKR's balance sheet portfolio and unrealized carried interest was primarily due to mark-to-market gains in our portfolio companies. For a further discussion, see "—Unaudited Consolidated Results of Operations—Unrealized Gains from Investment Activities" and "—Unaudited Consolidated Results of Operations—Unrealized Losses from Investment Activities." For a discussion of the changes in KKR's private equity portfolio, see "—Segment Analysis—Segment Results—Other Operating and Performance Measures—AUM." The increase in book value per outstanding adjusted share was also due to approximately $0.6 billion of after-tax distributable earnings which were partially offset by dividends to Class A common stockholders during the six months ended June 30, 2019. For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Segment Analysis—Segment Results."

The following table presents the holdings of our segment balance sheet by asset class as of June 30, 2019. To the extent investments on our segment balance sheet are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of June 30, 2019
Investments	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Funds / SMAs	$3,067,970	$4,162,114	35.3%
Private Equity Co-Investments and Other Equity	2,158,279	3,217,276	27.3%
Private Equity Total	5,226,249	7,379,390	62.6%

Energy	637,729	655,837	5.6%
Real Estate	827,898	842,965	7.1%
Infrastructure	439,843	545,871	4.6%
Real Assets Total	1,905,470	2,044,673	17.3%

Special Situations	708,054	576,102	4.9%
Direct Lending	180,214	173,392	1.5%
Alternative Credit Total	888,268	749,494	6.4%
CLOs	739,294	653,734	5.5%
Other Credit	349,475	232,593	2.0%
Credit Total	1,977,037	1,635,821	13.9%

Other	860,432	735,748	6.2%

Total Investments	$9,969,188	$11,795,632	100.0%

	June 30, 2019
Significant Investments: (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
First Data Corporation (NYSE: FDC)	$794,978	$1,579,649	13.4%
USI, Inc.	500,111	700,146	5.9%
BridgeBio Pharma, LLC (NASDAQ: BBIO)	76,151	395,393	3.4%
Heartland Dental LLC	302,255	392,931	3.3%
PetVet Care Centers, LLC	243,188	364,782	3.1%
Total Significant Investments	1,916,683	3,432,901	29.1%

Other Investments	8,052,505	8,362,731	70.9%
Total Investments	$9,969,188	$11,795,632	100.0%

(1)
The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their fair values as of June 30, 2019. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

The following tables provide reconciliations of KKR's GAAP Consolidated Statements of Financial Condition to our Segment Balance Sheet as of June 30, 2019 and December 31, 2018.

As of June 30, 2019
(Amounts in thousands)
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	SEGMENT BALANCE SHEET

Assets
Cash and Cash Equivalents	$2,143,057	(75,911)	—	1,043,192	—	$3,110,338	Cash and Short-term Investments
Investments	51,243,090	(33,109,089)	(1,299,091)	(5,039,278)	—	11,795,632	Investments
		—	—	1,777,544	—	1,777,544	Unrealized Carried Interest
		—	—	—	—	—	Corporate Real Estate
		—	—	330,344	—	330,344	Tax Assets
Other Assets	4,137,918	(2,227,327)	—	1,531,950	—	3,442,541	Other Assets
Total Assets	$57,524,065	(35,412,327)	(1,299,091)	(356,248)	—	$20,456,399

Liabilities and Equity
Debt Obligations	25,685,785	(21,624,137)	—	(948,517)	—	3,113,131	Debt Obligations - KKR (ex-KFN)
		—	—	948,517	—	948,517	Debt Obligations - KFN
		—	—	163,576	—	163,576	Tax Liabilities
Other Liabilities	3,556,217	(1,032,807)	(1,299,091)	(519,824)	—	704,495	Other Liabilities
Total Liabilities	29,242,002	(22,656,944)	(1,299,091)	(356,248)	—	4,929,719

Redeemable Noncontrolling Interests	—	—	—	—	—	—

Stockholders' Equity
Preferred Stock	482,554	—	—	(482,554)	—
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	9,392,924	271,665	—	(17,446)	5,355,692	15,002,835	Book Value
Noncontrolling Interests	18,406,585	(13,027,048)	—	—	(5,355,692)	23,845	Noncontrolling Interests
		—	—	500,000	—	500,000	Preferred Stock
Total Liabilities and Equity	$57,524,065	(35,412,327)	(1,299,091)	(356,248)	—	$20,456,399

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P.

As of December 31, 2018
(Amounts in thousands)
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	SEGMENT BALANCE SHEET

Assets
Cash and Cash Equivalents	$1,751,287	(88,852)	—	839,804	—	$2,502,239	Cash and Short-term Investments
Investments	44,907,982	(30,069,428)	(922,977)	(4,068,113)	—	9,847,464	Investments
		—	—	1,223,084	—	1,223,084	Unrealized Carried Interest
		—	—	161,225	—	161,225	Corporate Real Estate
		—	—	561,114	—	561,114	Tax Assets
Other Assets	4,084,106	(1,730,191)	—	938,595	—	3,292,510	Other Assets
Total Assets	$50,743,375	(31,888,471)	(922,977)	(344,291)	—	$17,587,636

Liabilities and Equity
Debt Obligations	22,341,192	(19,024,874)	—	(948,517)	—	2,367,801	Debt Obligations - KKR (ex-KFN)
		—	—	948,517	—	948,517	Debt Obligations - KFN
		—	—	174,395	—	174,395	Tax Liabilities
Other Liabilities	3,019,574	(986,930)	(922,977)	(518,686)	—	590,981	Other Liabilities
Total Liabilities	25,360,766	(20,011,804)	(922,977)	(344,291)	—	4,081,694

Redeemable Noncontrolling Interests	1,122,641	(1,122,641)	—	—	—

Stockholders' Equity
Preferred Stock	482,554	—	—	(482,554)	—
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	8,167,056	205,502	—	(17,446)	4,625,448	12,980,560	Book Value
Noncontrolling Interests	15,610,358	(10,959,528)	—	—	(4,625,448)	25,382	Noncontrolling Interests
		—	—	500,000	—	500,000	Preferred Stock
Total Liabilities and Equity	$50,743,375	(31,888,471)	(922,977)	(344,291)	—	$17,587,636

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER

The following table provides reconciliations of KKR's GAAP Shares of Class A Common Stock Outstanding to Adjusted Shares Eligible for Distribution and Outstanding Adjusted Shares:

	As of	As of
	June 30, 2019	December 31, 2018
GAAP Shares of Class A Common Stock Outstanding	545,623,520	534,857,237
Adjustments:
KKR Holdings Units (1)	296,961,596	299,081,239
Adjusted Shares Eligible for Distribution (2)	842,585,116	833,938,476

Unvested Shares of Class A Common Stock (3)	24,530,443	33,408,491

(1)	Class A common stock that may be issued by KKR & Co. Inc. upon exchange of units in KKR Holdings for Class A common stock.

(2)	Amounts exclude unvested equity awards granted under our Equity Incentive Plans.

(3)
Represents equity awards granted under our Equity Incentive Plans. The issuance of Class A common stock of KKR & Co. Inc. pursuant to awards under our Equity Incentive Plans dilutes KKR Class A common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. Excludes the award of 2,500,000 restricted stock units granted to each of our Co-Presidents/Co-Chief Operating Officers during 2017 that have not met their market-price based vesting condition as of June 30, 2019 or December 31, 2018. See Note 12 "Equity Based Compensation" to the financial statements included elsewhere in this report.

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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of June 30, 2019, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report.

As of June 30, 2019, no netting holes in excess of $50 million existed at our private equity funds. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. The following describes these sources of liquidity.

Revolving Credit Agreements, Senior Notes, KFN Debt Obligation, KFN Securities and Real Estate Financing

For a discussion of KKR's debt obligations, including our revolving credit agreements, senior notes, KFN debt obligations, KFN securities and corporate real estate financing, see Note 10 "Debt Obligations" to the audited financial statements included in our Annual Report and Note 10 "Debt Obligations" to the financial statements included elsewhere in this report.

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

KKR & Co. Inc. Share Repurchase Program

Under the terms of our share repurchase program, KKR is authorized to repurchase its Class A common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any Class A common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of Class A common stock, and the program may be suspended, extended, modified or discontinued at any time. As of June 30, 2019, $447 million was available under the repurchase program.

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

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 8% of a fund's total capital commitments at final closing; however, the size of our general partner commitment to certain funds pursuing newer strategies may exceed this range. The following table presents our uncalled commitments to our active investment funds as of June 30, 2019:

Uncalled Commitments
Private Markets	($ in thousands)
Core Investment Vehicles	$1,946,800
Americas Fund XII	471,400
Asian Fund III	423,800
European Fund V	400,000
Global Infrastructure III	291,700
Asia Real Estate Partners	250,000
Energy Income and Growth II	200,000
Health Care Strategic Growth	124,400
Real Estate Partners Americas II	123,600
Global Impact Fund	100,000
Real Estate Credit Opportunity Partners II	50,000
Next Generation Technology Growth	27,700
European Fund IV	17,700
Other Private Markets Vehicles	167,100
Total Private Markets Commitments	4,594,200

Public Markets
Special Situations Fund III	400,000
Special Situations Fund II	92,400
Lending Partners Europe II	56,000
Private Credit Opportunities Partners II	20,100
Lending Partners III	17,200
Lending Partners Europe	11,300
Other Public Markets Vehicles	116,100
Total Public Markets Commitments	713,100

Total Uncalled Commitments	$5,307,300
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets primarily in our Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets business line. As of June 30, 2019, these commitments amounted to $17.4 million and $735.2 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for our Capital Markets business line are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown occurring after June 30, 2019. Our capital markets business has an arrangement with a third party, which reduces our risk when underwriting certain debt transactions, and thus our unfunded commitments as of June 30, 2019 are reduced to reflect the amount to be funded by such third party. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

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
Tax Receivable Agreement
We may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings, which may result in an increase in our tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former principals who have exchanged KKR Holdings units for KKR Class A common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the agreement. As of June 30, 2019, an undiscounted payable of $119.9 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2019, approximately $35.8 million of cumulative cash payments have been made under the tax receivable agreement.
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
Dividends
A dividend of $0.125 per share of Class A common stock has been declared, which will be paid on August 20, 2019 to holders of record of Class A common stock as of the close of business on August 5, 2019.
A dividend of $0.421875 per share of Series A Preferred Stock has been declared and set aside for payment on September 16, 2019 to holders of record of Series A Preferred Stock as of the close of business on September 1, 2019. A dividend of $0.406250 per share of Series B Preferred Stock has been declared and set aside for payment on September 16, 2019 to holders of record of Series B Preferred Stock as of the close of business on September 1, 2019.
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
We classified 7.4% of total investments measured and reported at fair value as Level I at June 30, 2019.
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
We classified 36.8% of total investments measured and reported at fair value as Level II at June 30, 2019.
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
We classified 55.8% of total investments measured and reported at fair value as Level III at June 30, 2019. The valuation of our Level III investments at June 30, 2019 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.

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
Across the total Level III private equity investment portfolio (including core investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 2% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of June 30, 2019, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 39%, 47%, and 14%, respectively.
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
On a segment basis, our energy real asset investments in oil and gas-producing properties as of June 30, 2019 had a fair value of approximately $656 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in book value of $65.6 million. As of June 30, 2019, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that book value would have been approximately $114 million lower.
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
For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 5% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR's investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of June 30, 2019, less than 3% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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
As of June 30, 2019, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of June 30, 2019, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of June 30, 2019, investments which represented greater than 5% of total segment investments consisted of First Data Corporation and USI, Inc. valued at $1,579.6 million and $700.1 million, respectively. On July 29, 2019, shares of First Data Corporation were exchanged into shares of Fiserv, Inc. (NASDAQ: FISV) in connection with the closing of the merger transaction. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Fiserv, Inc. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Segment Balance Sheet" for additional information regarding our largest holdings on a segment basis.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There was no material change in our market risks during the three and six months ended June 30, 2019. For additional information, please refer to our Annual Report.
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
 As of the period ended June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the period ended June 30, 2019, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three or six months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Share Repurchases in the Second Quarter of 2019
Under the current repurchase program, KKR is authorized to repurchase its Class A common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any Class A common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of Class A common stock, and the program may be suspended, extended, modified or discontinued at any time.
In addition to the repurchases of Class A common stock described above, subsequent to May 3, 2018, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of Class A common stock. From October 27, 2015 through June 30, 2019, KKR has paid approximately $289 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of Class A common stock or its equivalent upon the vesting of equity awards representing 14.9 million shares of Class A common stock. Of these amounts, equity awards representing 11.0 million shares of Class A common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our Class A common stock during the second quarter of 2019. No shares of Class A common stock were repurchased during the second quarter of 2019 and equity awards representing 2,273,112 shares of Class A common stock were retired during the second quarter of 2019. From inception of the repurchase program through June 30, 2019, we have repurchased or retired a total of approximately 44.5 million shares of Class A common stock under the program at an average price of approximately $17.06 per share.

Issuer Purchases of Class A Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2019 to April 30, 2019)	—	$—	40,585,002	$446,605
Month #2 (May 1, 2019 to May 31, 2019)	—	$—	40,585,002	$446,605
Month #3 (June 1, 2019 to June 30, 2019)	—	$—	40,585,002	$446,605
Total through June 30, 2019	—

(1) Amounts have been reduced by retirements of equity awards occurring after May 3, 2018.

Unregistered Sale of Equity Securities
On April 9, 2019, KKR issued 3,500,000 shares of Class A common stock to CNL Fund Advisors Company ("CNL") in a private transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act. This issuance was in connection with KKR's acquisition of CNL's interest in the management contract of Corporate Capital Trust and Corporate Capital Trust II as part of the FS Investments Transaction, which was completed in the second quarter of 2018.

Other Equity Securities
During the second quarter of 2019, 1,683,689 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of shares of our Class A common stock. This resulted in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings. In August 2019, approximately 1.2 million KKR Group Partnership Units are expected to be exchanged by KKR Holdings into an equal number of shares of our Class A common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION
None.
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
10.1†
365-Day Revolving Credit Agreement, dated as of June 27, 2019, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., each of the Lenders (as defined therein), and Mizuho Bank, Ltd., as administrative agent.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and June 30, 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and June 30, 2018; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2019 and June 30, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.

†	Certain information contained in this agreement has been omitted because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.
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

KKR & CO. INC.

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer)

DATE:	August 2, 2019