Form 10-Q
period 2019-09-30
KKR & Co. Inc.
filed 2019-11-05
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2019, there were 550,457,689 shares of Class A common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarter Ended September 30, 2019

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

In this report, references to "KKR," "we," "us" and "our" refer to (i) KKR & Co. Inc. and its subsidiaries following the conversion from a Delaware limited partnership named KKR & Co. L.P. into a Delaware corporation named KKR & Co. Inc. on July 1, 2018 (the "Conversion") and (ii) KKR & Co. L.P. and its subsidiaries prior to the Conversion, in each case, except where the context requires otherwise. KKR & Co. L.P. became listed on the New York Stock Exchange ("NYSE") on July 15, 2010 under the symbol "KKR." KKR Management Holdings L.P., KKR Fund Holdings L.P. and KKR International Holdings L.P. are together referred to in this report as the "KKR Group Partnerships," which are in the process of being consolidated effective January 1, 2020 to simplify our organizational structure. Each KKR Group Partnership has an identical number of partner interests and, when held together, one Class A partner interest in each of the KKR Group Partnerships together represents one "KKR Group Partnership Unit."  In connection with the 6.75% Series A Preferred Stock ("Series A Preferred Stock") and 6.50% Series B Preferred Stock ("Series B Preferred Stock") of KKR & Co. Inc., the KKR Group Partnerships have outstanding preferred units with economic terms designed to mirror those of the Series A Preferred Stock and Series B Preferred Stock, respectively. References to our Class A common stock, Series A Preferred Stock or Series B Preferred Stock for periods prior to the Conversion mean the common units, Series A preferred units and Series B preferred units of KKR & Co. L.P., respectively.

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

References to "non-employee operating consultants" include employees of KKR Capstone, who are not employees of KKR. KKR Capstone refers to a group of entities that are owned and controlled by their senior management. KKR Capstone is not a subsidiary or affiliate of KKR. KKR Capstone operates under several consulting agreements with KKR and uses the "KKR" name under license from KKR. KKR expects to acquire KKR Capstone effective on or around January 1, 2020.

In this report, the term "GAAP" refers to accounting principles generally accepted in the United States of America.

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP, including after-tax distributable earnings, fee related earnings ("FRE") and book value. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These non-GAAP financial measures should not be considered as a substitute for, or superior to, similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation to GAAP Measures." This report also uses the terms assets under management ("AUM"), fee paying assets under management ("FPAUM"), capital invested and syndicated capital. You should note that our calculations of these and other operating metrics may differ from the calculations of other investment managers and, as a result, may not be comparable to similar metrics presented by other investment managers. These non-GAAP and operating metrics are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Non-GAAP and Other Operating and Performance Measures."

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share Data)

	September 30, 2019	December 31, 2018
Assets
Cash and Cash Equivalents	$2,686,985	$1,751,287
Cash and Cash Equivalents Held at Consolidated Entities	855,415	693,860
Restricted Cash and Cash Equivalents	83,170	196,365
Investments	50,844,657	44,907,982
Due from Affiliates	658,481	657,189
Other Assets	2,516,341	2,536,692
Total Assets	$57,645,049	$50,743,375

Liabilities and Equity
Debt Obligations	$25,281,202	$22,341,192
Due to Affiliates	267,137	275,584
Accounts Payable, Accrued Expenses and Other Liabilities	3,511,513	2,743,990
Total Liabilities	29,059,852	25,360,766

Commitments and Contingencies

Redeemable Noncontrolling Interests	—	1,122,641

Stockholders' Equity (1)
Series A and B Preferred Stock, $0.01 par value. 13,800,000 and 6,200,000 shares, respectively, issued and outstanding as of September 30, 2019 and December 31, 2018.	482,554	482,554
Class A Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 546,838,969 and 534,857,237 shares, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	5,468	5,349
Class B Common Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of September 30, 2019 and December 31, 2018.	—	—
Class C Common Stock, $0.01 par value. 499,999,999 shares authorized, 295,746,147 and 299,081,239 shares, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	2,958	2,991
Additional Paid-In Capital	8,332,039	8,106,408
Retained Earnings	1,345,828	91,953
Accumulated Other Comprehensive Income (Loss)	(51,093)	(39,645)
Total KKR & Co. Inc. Stockholders' Equity	10,117,754	8,649,610
Noncontrolling Interests	18,467,443	15,610,358
Total Equity	28,585,197	24,259,968
Total Liabilities and Equity	$57,645,049	$50,743,375

(1)	See Note 1 "Organization."

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (Continued)
(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs") as of September 30, 2019 and December 31, 2018. KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS") and (ii) certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR's general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR's beneficial interest therein and any income generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	September 30, 2019
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$653,180	$80,736	$733,916
Restricted Cash and Cash Equivalents	—	35,907	35,907
Investments	14,289,253	17,719,222	32,008,475
Due from Affiliates	—	12,852	12,852
Other Assets	147,167	323,434	470,601
Total Assets	$15,089,600	$18,172,151	$33,261,751

Liabilities
Debt Obligations	$13,857,099	$1,445,960	$15,303,059
Accounts Payable, Accrued Expenses and Other Liabilities	659,912	42,870	702,782
Total Liabilities	$14,517,011	$1,488,830	$16,005,841

	December 31, 2018
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$428,850	$176,264	$605,114
Restricted Cash and Cash Equivalents	—	174,057	174,057
Investments	14,733,423	15,585,629	30,319,052
Due from Affiliates	—	11,832	11,832
Other Assets	148,221	223,054	371,275
Total Assets	$15,310,494	$16,170,836	$31,481,330

Liabilities
Debt Obligations	$13,958,554	$1,392,987	$15,351,541
Accounts Payable, Accrued Expenses and Other Liabilities	579,408	126,333	705,741
Total Liabilities	$14,537,962	$1,519,320	$16,057,282

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Fees and Other	$416,217	$491,503	$1,308,206	$1,299,743
Capital Allocation-Based Income	374,268	638,163	1,849,623	1,274,149
Total Revenues	790,485	1,129,666	3,157,829	2,573,892

Expenses
Compensation and Benefits	427,527	560,434	1,581,056	1,331,070
Occupancy and Related Charges	14,894	15,250	46,777	44,787
General, Administrative and Other	177,112	164,406	529,278	475,884
Total Expenses	619,533	740,090	2,157,111	1,851,741

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	(4,590)	666,731	2,237,273	2,256,118
Dividend Income	147,989	38,245	187,744	137,653
Interest Income	344,140	339,393	1,068,378	989,354
Interest Expense	(268,747)	(211,081)	(782,601)	(634,521)
Total Investment Income (Loss)	218,792	833,288	2,710,794	2,748,604

Income (Loss) Before Taxes	389,744	1,222,864	3,711,512	3,470,755

Income Tax Expense (Benefit)	53,132	(129,405)	386,124	(50,804)

Net Income (Loss)	336,612	1,352,269	3,325,388	3,521,559
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	12,236	—	19,894
Net Income (Loss) Attributable to Noncontrolling Interests	87,058	691,494	1,843,781	1,985,961
Net Income (Loss) Attributable to KKR & Co. Inc.	249,554	648,539	1,481,607	1,515,704

Series A Preferred Stock Dividends	5,822	5,822	17,466	17,466
Series B Preferred Stock Dividends	2,519	2,519	7,557	7,557

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$241,213	$640,198	$1,456,584	$1,490,681

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock
Basic	$0.44	$1.22	$2.69	$2.94
Diluted	$0.43	$1.17	$2.63	$2.83
Weighted Average Shares of Class A Common Stock Outstanding
Basic	546,336,936	525,240,214	541,631,675	507,981,387
Diluted	559,532,065	545,672,953	554,786,356	528,466,390

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income (Loss)	$336,612	$1,352,269	$3,325,388	$3,521,559

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(21,047)	(34,075)	(20,720)	(57,988)

Comprehensive Income (Loss)	315,565	1,318,194	3,304,668	3,463,571

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	12,236	—	19,894
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	76,700	667,043	1,834,170	1,946,834

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$238,865	$638,915	$1,470,498	$1,496,843

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(Amounts in Thousands, Except Share Data)
The statement below represents KKR & Co. Inc. as a partnership prior to the Conversion for the six months ended June 30, 2018:

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2018	486,174,736	$6,722,863	$(19,481)	$6,703,382	$332,988	$149,566	$12,866,324	$20,052,260	$610,540
Net Income (Loss)		850,483		850,483	11,644	5,038	1,294,467	2,161,632	7,658
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(9,237)	(9,237)			(14,676)	(23,913)
Changes in Consolidation				—			370,307	370,307
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	32,722,098	507,470	(1,998)	505,472			(505,472)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other		6,448	17	6,465				6,465
Net Delivery of Common Units - Equity Incentive Plans	7,652,340	(53,439)		(53,439)				(53,439)
Equity-Based and Other Non-Cash Compensation		125,994		125,994			61,942	187,936
Unit Repurchases	(2,207,300)	(52,212)		(52,212)				(52,212)
Capital Contributions				—			2,410,722	2,410,722	349,451
Capital Distributions (1)		(167,078)		(167,078)	(11,644)	(5,038)	(1,550,955)	(1,734,715)	(5,502)
Balance at June 30, 2018	524,341,874	$7,940,529	$(30,699)	$7,909,830	$332,988	$149,566	$14,932,659	$23,325,043	$962,147

(1) $0.34 per common unit, $0.843750 per Series A preferred unit, and $0.812500 per Series B preferred unit.

See notes to financial statements.

KKR & CO. INC.
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) (Continued)
 (Amounts in Thousands, Except Share Data)

The statement below represents KKR & Co. Inc. as a corporation subsequent to the Conversion for the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
	Amounts	Shares
KKR & Co. L.P. Partners' Capital - Common Unitholders
Beginning of Period	$7,940,529	524,341,874
Reclassifications resulting from the Conversion	(7,940,529)	(524,341,874)
End of Period	—	—
Preferred Units
Beginning of Period	482,554	20,000,000
Reclassifications resulting from the Conversion	(482,554)	(20,000,000)
End of Period	—	—
Preferred Stock
Beginning of Period	—	—
Reclassifications resulting from the Conversion	482,554	20,000,000
End of Period	482,554	20,000,000
Class A Common Stock
Beginning of Period	—	—
Reclassifications resulting from the Conversion	5,243	524,341,874
Exchange of KKR Holdings Units	25	2,402,569
Repurchases of Class A Common Stock	(12)	(1,151,034)
End of Period	5,256	525,593,409
Class B Common Stock
Beginning of Period	—	—
Issuance of Class B Common Stock resulting from the Conversion	—	1
End of Period	—	1
Class C Common Stock
Beginning of Period	—	—
Issuance of Class C Common Stock resulting from the Conversion	3,041	304,107,762
Cancellation of Class C Common Stock	(10)	(1,000,769)
End of Period	3,031	303,106,993
Additional Paid-In Capital
Beginning of Period	—
Reclassifications resulting from the Conversion	7,932,245
Exchange of KKR Holdings Units	48,844
Tax Effects Resulting from Exchange of KKR Holdings Units and Other	(7,114)
Repurchases of Class A Common Stock	(28,438)
Equity-Based Compensation	59,801
End of Period	8,005,338
Retained Earnings
Beginning of Period	—
Net Income (Loss) Attributable to KKR & Co. Inc.	648,539
Preferred Stock Dividends ($0.421875 and $0.406250 per share of Series A Preferred Stock and Series B Preferred Stock, respectively)	(8,341)
Common Stock Dividends ($0.125 per share)	(89,162)
End of Period	551,036
Accumulated Other Comprehensive Income (Loss)
Beginning of Period	(30,699)
Foreign Currency Translation	(9,624)
Exchange of KKR Holdings Units	(145)
Tax Effects Resulting from Exchange of KKR Holdings Units	20
End of Period	(40,448)
Total KKR & Co. Inc. Stockholders' Equity	9,006,767
Noncontrolling Interests (See Note 15 "Equity")	16,062,569
Total Equity	$25,069,336

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Continued)
(Amounts in Thousands, Except Share Data)
The statements below represent KKR & Co. Inc. as a corporation subsequent to the Conversion for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Amounts	Shares	Amounts	Shares
Preferred Stock
Beginning of Period	$482,554	20,000,000	$482,554	20,000,000
End of Period	482,554	20,000,000	482,554	20,000,000
Class A Common Stock
Beginning of Period	5,456	545,623,520	5,349	534,857,237
Exchange of KKR Holdings Units	12	1,215,449	33	3,335,092
Repurchases of Class A Common Stock	—	—	(14)	(1,370,289)
Net Delivery of Class A Common Stock	—	—	65	6,516,929
Class A Common Stock Issued in Connection with the Purchase of an Investment	—	—	35	3,500,000
End of Period	5,468	546,838,969	5,468	546,838,969
Class B Common Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Class C Common Stock
Beginning of Period	2,970	296,961,596	2,991	299,081,239
Cancellation of Class C Common Stock	(12)	(1,215,449)	(33)	(3,335,092)
End of Period	2,958	295,746,147	2,958	295,746,147
Additional Paid-In Capital
Beginning of Period	8,252,018		8,106,408
Exchange of KKR Holdings Units	22,367		59,353
Tax Effects Resulting from Exchange of KKR Holdings Units and Other	3,259		7,776
Net Delivery of Class A Common Stock	—		(53,479)
Repurchases of Class A Common Stock	—		(28,552)
Equity-Based Compensation	54,395		157,891
Class A Common Stock Issued in Connection with the Purchase of an Investment	—		82,642
End of Period	8,332,039		8,332,039
Retained Earnings
Beginning of Period	1,172,754		91,953
Net Income (Loss) Attributable to KKR & Co. Inc.	249,554		1,481,607
Series A Preferred Stock Dividends ($0.421875 and $1.265625 per share for the three and nine months ended September 30, 2019, respectively)	(5,822)		(17,466)
Series B Preferred Stock Dividends ($0.406250 and $1.218750 per share for the three and nine months ended September 30, 2019, respectively)	(2,519)		(7,557)
Common Stock Dividends ($0.125 and $0.375 per share for the three and nine months ended September 30, 2019, respectively)	(68,139)		(202,709)
End of Period	1,345,828		1,345,828
Accumulated Other Comprehensive Income (Loss)
Beginning of Period	(40,274)		(39,645)
Foreign Currency Translation (net of tax)	(10,689)		(11,109)
Exchange of KKR Holdings Units	(130)		(339)
End of Period	(51,093)		(51,093)
Total KKR & Co. Inc. Stockholders' Equity	10,117,754		10,117,754
Noncontrolling Interests (See Note 15 "Equity")	18,467,443		18,467,443
Total Equity	$28,585,197		$28,585,197
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net Income (Loss)	$3,325,388	$3,521,559
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	225,320	263,230
Net Realized (Gains) Losses on Investments	(407,120)	(426,220)
Change in Unrealized (Gains) Losses on Investments	(1,830,153)	(1,829,898)
Capital Allocation-Based Income	(1,849,623)	(1,274,149)
Other Non-Cash Amounts	(16,662)	(29,739)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Consolidation and Other	(137,498)	—
Change in Due from / to Affiliates	(34,582)	(216,665)
Change in Other Assets	555,933	205,210
Change in Accounts Payable, Accrued Expenses and Other Liabilities	657,922	731,510
Investments Purchased	(25,617,969)	(26,806,751)
Proceeds from Investments	21,616,258	20,621,866
Net Cash Provided (Used) by Operating Activities	(3,512,786)	(5,240,047)

Investing Activities
Purchases of Fixed Assets	(160,579)	(69,954)
Development of Oil and Natural Gas Properties	(3,246)	—
Proceeds from Sale of Oil and Natural Gas Properties	—	26,630
Net Cash Provided (Used) by Investing Activities	(163,825)	(43,324)

Financing Activities
Preferred Stock Dividends	(25,023)	(25,023)
Common Stock Dividends	(202,709)	(256,240)
Distributions to Redeemable Noncontrolling Interests	—	(10,189)
Contributions from Redeemable Noncontrolling Interests	—	450,330
Distributions to Noncontrolling Interests	(2,350,628)	(2,191,227)
Contributions from Noncontrolling Interests	3,364,097	3,537,037
Net Delivery of Class A Common Stock (Equity Incentive Plans)	(53,414)	(53,439)
Repurchases of Class A Common Stock	(28,566)	(80,662)
Proceeds from Debt Obligations	10,993,685	11,429,320
Repayment of Debt Obligations	(6,976,084)	(7,893,904)
Financing Costs Paid	(41,308)	(36,572)
Net Cash Provided (Used) by Financing Activities	4,680,050	4,869,431

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19,381)	(26,820)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	984,058	(440,760)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	2,641,512	3,735,361
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,625,570	$3,294,601

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$764,975	$582,148
Payments for Income Taxes	$114,577	$48,891
Payments for Operating Lease Liabilities	$37,274	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$225,320	$273,274
Class A Common Stock Issued in Connection with the Purchase of an Investment	$82,677	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$(8,572)	$378,291
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other	$7,776	$(629)
Gain on Sale of Oil and Natural Gas Properties	$—	$15,224
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$9,672	$—

Change in Consolidation and Other
Investments	$(2,061,328)	$(3,054,090)
Due From Affiliates	$1,642	$—
Other Assets	$(19,703)	$(114,770)
Debt Obligations	$(1,046,515)	$(4,049,685)
Accounts Payable, Accrued Expenses and Other Liabilities	$(47,731)	$197,874
Noncontrolling Interests	$—	$370,307
Redeemable Noncontrolling Interests	$(1,122,641)	$—
Gain on Asset Contribution	$—	$312,644

	September 30, 2019	December 31, 2018
Reconciliation to the Condensed Consolidated Statements of Financial Condition
Cash and Cash Equivalents	$2,686,985	$1,751,287
Cash and Cash Equivalents Held at Consolidated Entities	855,415	693,860
Restricted Cash and Cash Equivalents	83,170	196,365
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,625,570	$2,641,512

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

On July 1, 2018, KKR & Co. L.P. converted from a Delaware limited partnership to a Delaware corporation named KKR & Co. Inc. (the "Conversion"). Because the Conversion became effective on July 1, 2018, the prior period amounts in the accompanying condensed consolidated financial statements for the six months ended June 30, 2018, reflect KKR as a limited partnership and not a corporation. In this report, references to KKR & Co. Inc. for periods prior to the Conversion mean KKR & Co. L.P., and references to KKR's Class A common stock, Series A Preferred Stock and Series B Preferred Stock for periods prior to the Conversion mean common units, Series A preferred units and Series B preferred units of KKR & Co. L.P., respectively, in each case, except where the context requires otherwise. As a result of the Conversion, the financial impact to the condensed consolidated financial statements contained herein consisted of (i) reclassifications from partnership equity accounts to equity accounts reflective of a corporation and (ii) a partial step-up in the tax basis of certain assets resulting in the recognition of a net income tax benefit.

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

KKR & Co. Inc. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, "KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc. As of September 30, 2019, KKR & Co. Inc. held approximately 64.9% of the KKR Group Partnership Units and KKR Holdings held approximately 35.1% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings exchange units in the KKR Group Partnerships for shares of Class A common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of Class A common stock of KKR & Co. Inc. The KKR Group Partnerships also have outstanding equity interests that provide for the carry pool and preferred units with economic terms that mirror the preferred stock issued by KKR & Co. Inc.

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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of September 30, 2019, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace"). KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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
Revenues
For the three and nine months ended September 30, 2019 and 2018, respectively, revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management Fees	$216,733	$188,866	$611,238	$547,765
Fee Credits	(57,470)	(73,904)	(252,809)	(137,804)
Transaction Fees	165,212	290,404	658,304	619,278
Monitoring Fees	27,546	20,176	79,621	63,125
Incentive Fees	—	—	—	14,038
Expense Reimbursements	34,356	38,212	121,157	108,999
Oil and Gas Revenue	11,264	12,635	36,714	40,995
Consulting Fees	18,576	15,114	53,981	43,347
Total Fees and Other	416,217	491,503	1,308,206	1,299,743

Carried Interest	335,219	543,750	1,581,045	1,097,673
General Partner Capital Interest	39,049	94,413	268,578	176,476
Total Capital Allocation-Based Income	374,268	638,163	1,849,623	1,274,149

Total Revenues	$790,485	$1,129,666	$3,157,829	$2,573,892

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
Effective on January 1, 2020
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which has subsequently been amended by ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. Available for sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. The guidance is effective for fiscal periods beginning after December 15, 2019. The guidance should be applied using a modified retrospective approach. KKR is currently evaluating the impact of this guidance on the financial statements.

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$84,903	$(30,416)	$54,487	$137,486	$434,651	$572,137
Credit (1)	27,297	(203,735)	(176,438)	11,306	(260,929)	(249,623)
Investments of Consolidated CFEs (1)	(6,874)	(94,137)	(101,011)	(1,132)	70,963	69,831
Real Assets (1)	25,760	(123,618)	(97,858)	52,683	42,865	95,548
Equity Method - Other (1)	(2,905)	126,165	123,260	14,765	111,482	126,247
Other Investments (1)	84,086	(158,591)	(74,505)	(12,750)	18,108	5,358
Foreign Exchange Forward Contracts and Options (2)	29,935	166,813	196,748	(26,862)	47,222	20,360
Securities Sold Short (2)	(10,465)	28,751	18,286	86,188	(9,901)	76,287
Other Derivatives (2)	—	(12,572)	(12,572)	(1,063)	2,704	1,641
Debt Obligations and Other (3)	(28,575)	93,588	65,013	(19,565)	(31,490)	(51,055)
Net Gains (Losses) From Investment Activities	$203,162	$(207,752)	$(4,590)	$241,056	$425,675	$666,731

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$177,969	$1,827,599	$2,005,568	$179,328	$1,089,947	$1,269,275
Credit (1)	(44,653)	(165,143)	(209,796)	(132,391)	(289,642)	(422,033)
Investments of Consolidated CFEs (1)	(20,545)	203,141	182,596	(79,184)	(13,954)	(93,138)
Real Assets (1)	72,404	(53,622)	18,782	76,033	248,375	324,408
Equity Method - Other (1)	64,445	368,510	432,955	(139,178)	465,246	326,068
Other Investments (1)	75,567	(221,603)	(146,036)	(330,850)	(3,394)	(334,244)
Foreign Exchange Forward Contracts and Options (2)	74,996	219,825	294,821	(66,795)	161,793	94,998
Securities Sold Short (2)	34,087	(36,065)	(1,978)	614,515	(51,232)	563,283
Other Derivatives (2)	1,465	(35,179)	(33,714)	2,579	5,740	8,319
Debt Obligations and Other (3)	(28,615)	(277,310)	(305,925)	302,163	217,019	519,182
Net Gains (Losses) From Investment Activities	$407,120	$1,830,153	$2,237,273	$426,220	$1,829,898	$2,256,118

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."

Notes to Financial Statements (Continued)

4. INVESTMENTS
Investments consist of the following:

	September 30, 2019	December 31, 2018
Private Equity	$10,149,898	$7,349,559
Credit	11,056,380	9,099,135
Investments of Consolidated CFEs	14,289,253	14,733,423
Real Assets	3,435,599	3,157,954
Equity Method - Other	4,431,753	4,212,874
Equity Method - Capital Allocation-Based Income	4,867,159	3,584,415
Other Investments	2,614,615	2,770,622
Total Investments	$50,844,657	$44,907,982

As of September 30, 2019 and December 31, 2018, there were no investments which represented greater than 5% of total investments. The majority of the securities underlying private equity investments represent equity securities.

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
Assets, at fair value:

	September 30, 2019
	Level I	Level II	Level III		Total
Private Equity	$2,440,791	$88,438	$7,620,669		$10,149,898
Credit	—	1,775,715	9,280,665		11,056,380
Investments of Consolidated CFEs	—	14,289,253	—		14,289,253
Real Assets	—	—	3,435,599		3,435,599
Equity Method - Other	200,316	46,614	1,449,970		1,696,900
Other Investments	442,735	—	2,171,880		2,614,615
Total Investments	3,083,842	16,200,020	23,958,783		43,242,645

Foreign Exchange Contracts and Options	—	356,314	—		356,314
Other Derivatives	—	1,484	27,028	(1)	28,512
Total Assets	$3,083,842	$16,557,818	$23,985,811		$43,627,471

	December 31, 2018
	Level I	Level II	Level III		Total
Private Equity	$1,156,977	$63,999	$6,128,583		$7,349,559
Credit	—	2,334,405	6,764,730		9,099,135
Investments of Consolidated CFEs	—	12,650,878	2,082,545		14,733,423
Real Assets	—	—	3,157,954		3,157,954
Equity Method - Other	245,225	43,943	1,503,022		1,792,190
Other Investments	480,192	173,844	2,116,586		2,770,622
Total Investments	1,882,394	15,267,069	21,753,420		38,902,883

Foreign Exchange Contracts and Options	—	177,264	—		177,264
Other Derivatives	—	3,879	37,116	(1)	40,995
Total Assets	$1,882,394	$15,448,212	$21,790,536		$39,121,142

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

Notes to Financial Statements (Continued)

Liabilities, at fair value:

	September 30, 2019
	Level I	Level II	Level III		Total
Securities Sold Short	$336,475	$—	$—		$336,475
Foreign Exchange Contracts and Options	—	4,046	—		4,046
Unfunded Revolver Commitments	—	—	77,909	(1)	77,909
Other Derivatives	—	41,604	17,200	(2)	58,804
Debt Obligations of Consolidated CFEs and Other	—	13,857,099	802,691		14,659,790
Total Liabilities	$336,475	$13,902,749	$897,800		$15,137,024

	December 31, 2018
	Level I	Level II	Level III		Total
Securities Sold Short	$344,124	$—	$—		$344,124
Foreign Exchange Contracts and Options	—	60,749	—		60,749
Unfunded Revolver Commitments	—	—	52,066	(1)	52,066
Other Derivatives	—	18,440	17,200	(2)	35,640
Debt Obligations of Consolidated CFEs and Other	—	12,081,771	1,876,783		13,958,554
Total Liabilities	$344,124	$12,160,960	$1,946,049		$14,451,133

(1)	These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

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

Notes to Financial Statements (Continued)

The following tables summarize changes in investments and debt obligations measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2019 and 2018, respectively:

	For the Three Months Ended September 30, 2019
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs and Other
Balance, Beg. of Period	$7,397,892	$7,844,862	$2,088,657	$3,246,055	$1,669,322	$2,295,334	$24,542,122	$1,922,303
Transfers In / (Out) Due to Changes in Consolidation	—	958,000	(2,015,130)	—	—	—	(1,057,130)	(1,046,515)
Transfers In	8,602	149,804	—	18,429	—	—	176,835	—
Transfers Out	—	—	—	—	(134,133)	(36,018)	(170,151)	—
Asset Purchases / Debt Issuances	75,979	811,891	—	408,852	5,409	148,376	1,450,507	—
Sales / Paydowns	(60,080)	(329,310)	—	(139,879)	(82,268)	(178,916)	(790,453)	—
Settlements	—	(2,047)	—	—	—	—	(2,047)	—
Net Realized Gains (Losses)	33	(1,539)	(2,759)	25,760	1,777	57,056	80,328	—
Net Unrealized Gains (Losses)	198,243	(142,160)	(70,768)	(123,618)	(10,137)	(113,952)	(262,392)	(73,097)
Change in Other Comprehensive Income	—	(8,836)	—	—	—	—	(8,836)	—
Balance, End of Period	$7,620,669	$9,280,665	$—	$3,435,599	$1,449,970	$2,171,880	$23,958,783	$802,691

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$198,243	$(141,880)	$—	$(95,843)	$(12,905)	$(83,556)	$(135,941)	$831

	For the Three Months Ended September 30, 2018
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs and Other
Balance, Beg. of Period	$5,072,722	$6,083,708	$1,104,514	$3,290,020	$1,253,565	$1,701,823	$18,506,352	$1,091,346
Transfers In / (Out) Due to Changes in Consolidation	—	—	—	—	—	—	—	—
Transfers In	—	154,255	—	—	—	8,710	162,965	—
Transfers Out	—	—	—	—	—	—	—	—
Asset Purchases / Debt Issuances	448,252	1,049,608	—	171,213	223,230	138,896	2,031,199	—
Sales / Paydowns	(11,851)	(518,495)	(2,706)	(277,369)	(80,624)	(136,801)	(1,027,846)	—
Settlements	—	15,026	—	—	—	—	15,026	(2,706)
Net Realized Gains (Losses)	5,297	(3,615)	—	52,753	15,439	43,686	113,560	—
Net Unrealized Gains (Losses)	409,808	(272,838)	(5,734)	42,865	(8,758)	(1,194)	164,149	(5,533)
Change in Other Comprehensive Income	—	(55,908)	—	—	—	—	(55,908)	—
Balance, End of Period	$5,924,228	$6,451,741	$1,096,074	$3,279,482	$1,402,852	$1,755,120	$19,909,497	$1,083,107

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$410,054	$(273,139)	$(5,734)	$69,555	$(1,092)	$50,199	$249,843	$(5,533)

Notes to Financial Statements (Continued)

	For the Nine Months Ended September 30, 2019
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs and Other
Balance, Beg. of Period	$6,128,583	$6,764,730	$2,082,545	$3,157,954	$1,503,022	$2,116,586	$21,753,420	$1,876,783
Transfers In / (Out) Due to Changes in Consolidation	—	956,402	(2,015,130)	—	—	(42,864)	(1,101,592)	(1,046,515)
Transfers In	16,558	149,804	—	18,429	26,520	—	211,311	—
Transfers Out	(491,723)	—	—	—	(134,133)	(36,018)	(661,874)	—
Asset Purchases / Debt Issuances	1,404,508	3,467,617	—	583,138	189,925	638,416	6,283,604	—
Sales / Paydowns	(309,199)	(1,893,162)	(62,334)	(342,704)	(227,773)	(339,566)	(3,174,738)	—
Settlements	—	35,294	—	—	—	—	35,294	(26,770)
Net Realized Gains (Losses)	83,264	(35,312)	(2,759)	72,404	12,455	58,360	188,412	—
Net Unrealized Gains (Losses)	788,678	(151,869)	(2,322)	(53,622)	79,954	(223,034)	437,785	(807)
Change in Other Comprehensive Income	—	(12,839)	—	—	—	—	(12,839)	—
Balance, End of Period	$7,620,669	$9,280,665	$—	$3,435,599	$1,449,970	$2,171,880	$23,958,783	$802,691

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$850,839	$(159,040)	$—	$(25,133)	$87,578	$(204,408)	$549,836	$2,345

	For the Nine Months Ended September 30, 2018
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs and Other
Balance, Beg. of Period	$2,172,290	$5,138,937	$5,353,090	$2,251,267	$1,076,709	$1,760,011	$17,752,304	$5,238,236
Transfers In / (Out) Due to Changes in Consolidation	928,217	—	(4,153,641)	—	—	—	(3,225,424)	(4,045,957)
Transfers In	—	154,255	—	—	—	8,710	162,965	—
Transfers Out	(52,568)	—	—	—	—	—	(52,568)	—
Asset Purchases / Debt Issuances	2,184,987	2,943,849	—	1,135,699	424,015	297,517	6,986,067	—
Sales / Paydowns	(142,067)	(1,322,619)	(28,533)	(413,992)	(119,733)	(280,715)	(2,307,659)	—
Settlements	—	(35,474)	—	—	—	—	(35,474)	(17,975)
Net Realized Gains (Losses)	41,687	6,550	13,000	39,116	(121,115)	20,755	(7)	—
Net Unrealized Gains (Losses)	791,682	(334,387)	(87,842)	267,392	142,976	(51,158)	728,663	(91,197)
Change in Other Comprehensive Income	—	(99,370)	—	—	—	—	(99,370)	—
Balance, End of Period	$5,924,228	$6,451,741	$1,096,074	$3,279,482	$1,402,852	$1,755,120	$19,909,497	$1,083,107

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$811,622	$(326,419)	$(87,842)	$264,630	$9,277	$(13,633)	$657,635	$(91,197)

Notes to Financial Statements (Continued)

Total realized and unrealized gains and losses recorded for Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations.
The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments and debt obligations that are measured and reported at fair value and categorized within Level III as of September 30, 2019:

	Fair Value September 30, 2019		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$7,620,669

Private Equity	$5,495,520		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.9%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	27.1%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	71.5%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	1.4%	0.0% - 90.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.6x	7.1x - 20.5x	Increase
				Enterprise Value/Forward EBITDA Multiple	15.0x	6.7x - 18.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	9.9%	6.7% - 15.5%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	12.6x	6.0x - 15.0x	Increase

Growth Equity	$2,125,149		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	11.4%	9.4% - 40.0%	Decrease
				Weight Ascribed to Market Comparables	30.3%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	5.0%	0.0% - 75.0%	(5)
				Weight Ascribed to Milestones	64.7%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	61.3%	40.0% - 80.0%	Increase
				Downside	12.9%	5.0% - 45.0%	Decrease
				Upside	25.8%	5.0% - 45.0%	Increase

Credit	$9,280,665		Yield Analysis	Yield	6.6%	3.5% - 44.3%	Decrease
				Net Leverage	4.9x	0.1x - 14.4x	Decrease
				EBITDA Multiple	10.4x	0.7x - 46.4x	Increase

Debt Obligations of Consolidated CFEs and Other	$802,691		Discounted cash flow	Yield	2.7%	2.5% - 3.9%	Decrease

Real Assets	$3,435,599	(9)

Energy	$1,646,755		Discounted cash flow	Weighted Average Cost of Capital	11.2%	8.3% - 16.7%	Decrease
				Average Price Per BOE (8)	$40.66	$35.90 - $42.50	Increase

Real Estate	$1,566,369		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	31.8%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	68.2%	0.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	5.9%	4.8% - 11.0%	Decrease
			Discounted cash flow	Unlevered Discount Rate	7.7%	4.8% - 18.0%	Decrease

Equity Method - Other	$1,449,970		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.1%	0.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	40.8%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	38.8%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	20.4%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.5x	7.1x - 20.9x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.8x	9.9x - 17.3x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	8.7%	5.5% - 13.7%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.6x	6.0x - 12.5x	Increase

Notes to Financial Statements (Continued)

	Fair Value September 30, 2019		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Other Investments	$2,171,880	(10)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.7%	0.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	26.6%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	41.1%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	31.9%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.8x	1.4x - 27.4x	Increase
				Enterprise Value/Forward EBITDA Multiple	10.7x	0.2x - 12.9x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	13.5%	7.0% - 28.9%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.5x	6.3x - 12.3x	Increase

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

(9)
Includes one Infrastructure investment for $222.5 million that was valued using a market comparables and discounted cash flow analysis; weights ascribed were 25% and 75%, respectively. The significant inputs used in the market comparables approach included the Forward EBITDA multiple 11.7x. The significant inputs used in the discounted cash flow approach included the weighted average cost of capital 6.6% and the enterprise value/LTM EBITDA exit multiple 10.0x.

(10)
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

Notes to Financial Statements (Continued)

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2019	December 31, 2018
Assets
Private Equity	$—	$2,977
Credit	7,135,179	4,950,819
Investments of Consolidated CFEs	14,289,253	14,733,423
Real Assets	280,117	310,399
Equity Method - Other	1,696,900	1,792,190
Other Investments	284,640	235,012
Total	$23,686,089	$22,024,820

Liabilities
Debt Obligations of Consolidated CFEs and Other	$14,659,790	$13,958,554
Total	$14,659,790	$13,958,554
The following table presents the net realized and net unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$—	$—	$—	$—	$37	$37
Credit	14,704	(141,285)	(126,581)	(2,772)	(119,019)	(121,791)
Investments of Consolidated CFEs	(6,874)	(94,137)	(101,011)	(1,132)	70,963	69,831
Real Assets	(93)	(11,772)	(11,865)	5,370	(5,114)	256
Equity Method - Other	1,654	26,279	27,933	15,062	18,696	33,758
Other Investments	7,242	(8,545)	(1,303)	(2,462)	(7,668)	(10,130)
Total	$16,633	$(229,460)	$(212,827)	$14,066	$(42,105)	$(28,039)

Liabilities
Debt Obligations of Consolidated CFEs and Other	$—	$68,604	$68,604	$(8,460)	$(55,338)	$(63,798)
Total	$—	$68,604	$68,604	$(8,460)	$(55,338)	$(63,798)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$—	$194	$194	$(4,907)	$5,390	$483
Credit	(51,836)	(136,786)	(188,622)	(155,879)	(137,806)	(293,685)
Investments of Consolidated CFEs	(20,545)	203,141	182,596	(79,184)	(13,954)	(93,138)
Real Assets	1,689	5,598	7,287	8,774	4,070	12,844
Equity Method - Other	12,332	64,236	76,568	(121,514)	177,385	55,871
Other Investments	8,216	2,674	10,890	(11,578)	(11,294)	(22,872)
Total	$(50,144)	$139,057	$88,913	$(364,288)	$23,791	$(340,497)

Liabilities
Debt Obligations of Consolidated CFEs and Other	$—	$(257,355)	$(257,355)	$5,172	$144,120	$149,292
Total	$—	$(257,355)	$(257,355)	$5,172	$144,120	$149,292

Notes to Financial Statements (Continued)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF CLASS A COMMON STOCK

For the three and nine months ended September 30, 2019 and 2018, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of Class A common stock were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$241,213	$640,198	$1,456,584	$1,490,681
Excess of carrying value over consideration transferred on redemption of KFN 7.375% Series A LLC Preferred Shares	—	—	—	3,102
Net Income (Loss) Available to KKR & Co. Inc. Class A Common Stockholders	$241,213	$640,198	$1,456,584	$1,493,783

Basic Net Income (Loss) Per Share of Class A Common Stock
Weighted Average Shares of Class A Common Stock Outstanding - Basic	546,336,936	525,240,214	541,631,675	507,981,387
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Basic	$0.44	$1.22	$2.69	$2.94

Diluted Net Income (Loss) Per Share of Class A Common Stock
Weighted Average Shares of Class A Common Stock Outstanding - Basic	546,336,936	525,240,214	541,631,675	507,981,387
Weighted Average Unvested Shares of Class A Common Stock and Other Exchangeable Securities	13,195,129	20,432,739	13,154,681	20,485,003
Weighted Average Shares of Class A Common Stock Outstanding - Diluted	559,532,065	545,672,953	554,786,356	528,466,390
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted	$0.43	$1.17	$2.63	$2.83

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
For the three and nine months ended September 30, 2019 and 2018, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted since the exchange of these units would not dilute KKR's respective ownership interests in the KKR Group Partnerships.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted Average KKR Holdings Units	296,248,180	303,531,232	297,624,035	319,080,563

Additionally, for the three and nine months ended September 30, 2019 and 2018, 5.0 million shares of KKR Class A common stock subject to a market price-based vesting condition were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted since the vesting conditions have not been satisfied. See Note 12 "Equity Based Compensation."

Notes to Financial Statements (Continued)

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	September 30, 2019	December 31, 2018
Unsettled Investment Sales (1)	$121,012	$101,789
Receivables	58,734	27,258
Due from Broker (2)	202,018	396,512
Oil & Gas Assets, net (3)	211,752	225,256
Deferred Tax Assets, net	252,733	538,161
Interest Receivable	194,301	241,547
Fixed Assets, net (4)	601,498	451,206
Foreign Exchange Contracts and Options (5)	356,314	177,264
Intangible Assets, net (6)	8,132	9,863
Goodwill (7)	83,500	83,500
Derivative Assets	28,512	40,995
Deposits	7,905	7,299
Prepaid Taxes	116,004	69,165
Prepaid Expenses	28,701	23,551
Operating Lease Right of Use Assets (8)	130,885	—
Deferred Financing Costs	12,614	13,871
Other	101,726	129,455
Total	$2,516,341	$2,536,692

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization amounted to $4.7 million and $4.3 million for the three months ended September 30, 2019 and 2018, respectively, and $24.7 million and $17.8 million for the nine months ended September 30, 2019 and 2018, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.

(4)
Net of accumulated depreciation and amortization of $127.9 million and $113.5 million as of September 30, 2019 and December 31, 2018, respectively. Depreciation and amortization expense of $4.3 million and $3.6 million for the three months ended September 30, 2019 and 2018, respectively, and $13.0 million and $11.1 million for the nine months ended September 30, 2019 and 2018, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.

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

(6)
Net of accumulated amortization of $63.5 million as of September 30, 2019 and December 31, 2018. Amortization expense of $0.4 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $7.0 million for the nine months ended September 30, 2019 and 2018, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.

(7)	As of September 30, 2019, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.

(8)
KKR’s non-cancelable operating leases consist of leases for office space around the world. KKR is the lessee under the terms of the operating leases. For the three and nine months ended September 30, 2019, the operating lease cost was $12.0 million and $35.7 million, respectively.

Notes to Financial Statements (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2019	December 31, 2018
Amounts Payable to Carry Pool (1)	$1,308,238	$922,977
Unsettled Investment Purchases (2)	570,869	541,165
Securities Sold Short (3)	336,475	344,124
Derivative Liabilities	58,804	35,640
Accrued Compensation and Benefits	478,770	107,887
Interest Payable	235,665	212,969
Foreign Exchange Contracts and Options (4)	4,046	60,749
Accounts Payable and Accrued Expenses	146,282	130,554
Taxes Payable	29,328	24,453
Uncertain Tax Positions	67,658	66,775
Unfunded Revolver Commitments	77,909	52,066
Operating Lease Liabilities (5)	135,073	—
Other Liabilities	62,396	244,631
Total	$3,511,513	$2,743,990

(1)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

(5)
KKR’s operating leases have remaining lease terms that range from approximately one year to 14 years, some of which include options to extend the leases for up to three years. As of September 30, 2019, the weighted average remaining lease term and weighted average discount rate were 4.52 years and 2.53%, respectively.

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
KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of September 30, 2019, KKR's commitments to these unconsolidated investment funds was $2.7 billion. KKR has not provided any financial support other than its obligated amount as of September 30, 2019.
As of September 30, 2019 and December 31, 2018, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	September 30, 2019	December 31, 2018
Investments	$4,867,159	$3,610,502
Due from (to) Affiliates, net	405,750	410,489
Maximum Exposure to Loss	$5,272,909	$4,020,991

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
KKR's borrowings consisted of the following:

	September 30, 2019				December 31, 2018
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	446,866	—	—		451,338	—	—
KCM Short-Term Credit Agreement	750,000	—	—		750,000	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (1)	—	—	—		—	498,975	523,500	(16)
KKR Issued 3.750% Notes Due 2029 (2)	—	493,804	527,780	(16)	—	—	—
KKR Issued 5.500% Notes Due 2043 (3)	—	492,090	615,050	(16)	—	491,836	508,615	(16)
KKR Issued 5.125% Notes Due 2044 (4)	—	991,014	1,180,470	(16)	—	990,740	974,320	(16)
KKR Issued 0.509% Notes Due 2023 (5)	—	234,205	235,551	(16)	—	226,895	227,298	(16)
KKR Issued 0.764% Notes Due 2025 (6)	—	46,426	47,544	(16)	—	44,923	45,161	(16)
KKR Issued 1.595% Notes Due 2038 (7)	—	95,782	103,547	(16)	—	92,817	94,568	(16)
KKR Issued 1.625% Notes Due 2029 (8)	—	704,792	757,666	(17)	—	—	—
KFN Issued 5.500% Notes Due 2032 (9)	—	493,932	506,214		—	493,568	496,359
KFN Issued 5.200% Notes Due 2033 (10)	—	118,381	118,149		—	118,291	115,582
KFN Issued 5.400% Notes Due 2033 (11)	—	68,751	70,252		—	68,683	68,780
KFN Issued Junior Subordinated Notes (12)	—	233,137	178,444		—	232,142	203,135
Other Debt Obligations:
Financing Facilities of Consolidated Funds and Other (13)	3,792,812	6,649,098	6,649,098		3,840,877	5,123,768	5,123,768
CLO Senior Secured Notes (14)	—	13,409,870	13,409,870		—	11,667,970	11,667,970
CLO Subordinated Notes (14)	—	447,229	447,229		—	413,801	413,801
CMBS Debt Obligations and Other (15)	—	802,691	802,691		—	1,876,783	1,876,783
	$5,989,678	$25,281,202	$25,649,555		$6,042,215	$22,341,192	$22,339,640

(1)
$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020. These senior notes were redeemed in full in July 2019. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $0.7 million as of December 31, 2018.

(2)
$500 million aggregate principal amount of 3.750% senior notes of KKR due 2029. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $4.8 million as of September 30, 2019.

(3)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $3.5 million and $3.6 million as of September 30, 2019 and December 31, 2018, respectively.

Notes to Financial Statements (Continued)

(4)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of (i) unamortized note discount (net of premium) and (ii) unamortized debt issuance costs of $7.8 million and $8.0 million as of September 30, 2019 and December 31, 2018, respectively.

(5)
¥25 billion (or $235.3 million) aggregate principal amount of 0.509% senior notes of KKR due 2023. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.0 million and $1.3 million as of September 30, 2019 and December 31, 2018, respectively. These senior notes are denominated in Japanese Yen ("JPY").

(6)
¥5.0 billion (or $47.1 million) aggregate principal amount of 0.764% senior notes of KKR due 2025. Borrowing outstanding is presented net of unamortized debt issuance costs of $0.6 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively. These senior notes are denominated in JPY.

(7)
¥10.3 billion (or $96.9 million) aggregate principal amount of 1.595% senior notes of KKR due 2038. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.1 million and $1.2 million as of September 30, 2019 and December 31, 2018, respectively. These senior notes are denominated in JPY.

(8)
€650 million (or $714.4 million) aggregate principal amount of 1.625% senior notes of KKR due 2029. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $6.5 million as of September 30, 2019. These senior notes are denominated in Euro.

(9)
KKR consolidates KFN and thus reports KFN's outstanding $500.0 million aggregate principal amount of 5.500% senior notes due 2032. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $4.1 million and $4.4 million as of September 30, 2019 and December 31, 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(10)
KKR consolidates KFN and thus reports KFN's outstanding $120.0 million aggregate principal amount of 5.200% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.6 million and $1.7 million as of September 30, 2019 and December 31, 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(11)
KKR consolidates KFN and thus reports KFN's outstanding $70.0 million aggregate principal amount of 5.400% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.2 million and $1.3 million as of September 30, 2019 and December 31, 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(12)
KKR consolidates KFN and thus reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 4.7% and 5.0% and the weighted average years to maturity is 17.0 years and 17.8 years as of September 30, 2019 and December 31, 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(13)
Amounts include (i) borrowings at consolidated investment funds relating to financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners, (ii) borrowings by certain majority-owned investment vehicles that are collateralized only by the investments and assets they own and (iii) a borrowing by a wholly-owned special purpose vehicle which is secured by corporate real estate that it acquired in May 2019. The weighted average interest rate is 4.3% and 4.6% as of September 30, 2019 and December 31, 2018, respectively. In addition, the weighted average years to maturity is 3.3 years and 3.3 years as of September 30, 2019 and December 31, 2018, respectively.

(14)	CLO debt obligations are carried at fair value and are classified as Level II within the fair value hierarchy. See Note 5 "Fair Value Measurements."

(15)
During the three months ended September 30, 2019, the controlling financial interest in the CMBS vehicle was sold. CMBS debt obligations are carried at fair value and are classified as Level III within the fair value hierarchy as of December 31, 2018. See Note 5 "Fair Value Measurements."

(16)	The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(17) The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.

Revolving Credit Facilities
KCM Credit Agreement
KKR Capital Markets maintains a revolving credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business, which provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. As of September 30, 2019 and December 31, 2018, no amounts were outstanding under the KCM Credit Agreement, however various letters of credit were outstanding in the amount of $53.1 million and $48.7 million, respectively, which reduce the overall borrowing capacity of the KCM Credit Agreement.
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

Notes to Financial Statements (Continued)

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

Notes Issuances and Redemptions

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

The 2029 Senior Notes bear interest at a rate of 1.625% per annum and will mature on May 22, 2029, unless earlier redeemed. Interest on the 2029 Senior Notes accrues from May 22, 2019 and is payable annually in arrears on May 22 of each year, commencing on May 22, 2020 and ending on the applicable maturity date. The 2029 Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance V. The 2029 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors. The guarantees are unsecured and unsubordinated obligations of the Guarantors.

The indenture, as supplemented by the first supplemental indenture, related to the 2029 Senior Notes includes covenants, including limitations on KKR Group Finance V's and the Guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2029 Senior Notes may declare the 2029 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2029 Senior Notes and any accrued and unpaid interest on the 2029 Senior Notes automatically become due and payable. Prior to February 22, 2029, KKR Group Finance V may redeem the 2029 Senior Notes at its option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2029 Senior Notes. On or after February 22, 2029, KKR Group Finance V may redeem the 2029 Senior Notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2029 Senior Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date of redemption. If a change of control repurchase event occurs, the 2029 Senior Notes are subject to repurchase by KKR Group Finance V at a repurchase price in cash equal to 101% of the aggregate principle amount of the 2029 Senior Notes repurchased plus any accrued and unpaid interest on the 2029 Senior Notes repurchased to, but not including, the date of repurchase. In the event of certain changes affecting taxation as provided in the 2029 Senior Notes, KKR Group Finance V may redeem the 2029 Senior Notes in whole but not in part, at any time at 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

KKR Issued 3.750% Senior Notes Due 2029
On July 1, 2019, KKR Group Finance Co. VI LLC ("KKR Group Finance VI"), an indirect subsidiary of KKR & Co. Inc., completed the offering of $500 million aggregate principal amount of its 3.750% Senior Notes due 2029 (the "KKR 3.750% Senior Notes"). The KKR 3.750% Senior Notes are guaranteed by the Guarantors.
The KKR 3.750% Senior Notes bear interest at a rate of 3.750% per annum and will mature on July 1, 2029, unless earlier redeemed. Interest on the KKR 3.750% Senior Notes accrues from July 1, 2019 and is payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2020 and ending on the maturity date. The KKR 3.750% Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance VI. The KKR 3.750% Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors. The guarantees are unsecured and unsubordinated obligations of the Guarantors.

Notes to Financial Statements (Continued)

The Indenture includes covenants, including limitations on KKR Group Finance VI’s and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The Indenture also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding KKR 3.750% Senior Notes may declare the KKR 3.750% Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the KKR 3.750% Senior Notes and any accrued and unpaid interest on the KKR 3.750% Senior Notes automatically become due and payable. Prior to April 1, 2029, all or a portion of the KKR 3.750% Senior Notes may be redeemed at KKR Group Finance VI’s option in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the KKR 3.750% Senior Notes. On or after April 1, 2029, KKR Group Finance VI may redeem the KKR 3.750% Senior Notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the KKR 3.750% Senior Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date of redemption. If a change of control repurchase event occurs, the KKR 3.750% Senior Notes are subject to repurchase by KKR Group Finance VI at a repurchase price in cash equal to 101% of the aggregate principal amount of the KKR 3.750% Senior Notes repurchased plus any accrued and unpaid interest on the KKR 3.750% Senior Notes repurchased to, but not including, the date of repurchase.

KKR Redeemed 6.375% Senior Notes Due 2020
On July 31, 2019, KKR Group Finance Co. LLC, an indirect subsidiary of KKR & Co. Inc., redeemed in full its $500 million aggregate principal amount of 6.375% Senior Notes due 2020 (the “2020 Senior Notes”) in accordance with the optional redemption provisions set forth in the indenture governing the 2020 Senior Notes. In connection with this redemption, KKR paid a make-whole premium of $22.8 million. This make-whole premium payment was recorded as a realized loss within Net Gains (Losses) from Investment Activities on the consolidated statements of operations.

Other Debt Obligations
Debt Obligations of Consolidated CFEs
As of September 30, 2019, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$13,409,870	3.2%	11.2
Subordinated Notes of Consolidated CLOs	447,229	(1)	11.4
	$13,857,099

(1)
The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of September 30, 2019, the fair value of the consolidated CFE assets was $15.1 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.
Debt Covenants
Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of September 30, 2019. KKR is in compliance with its debt covenants in all material respects as of September 30, 2019.

Notes to Financial Statements (Continued)

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

The effective tax rates were 13.6% and (10.6)% for the three months ended September 30, 2019 and 2018, respectively and 10.4% and (1.5)% for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties, and (ii) with respect to the nine months ended September 30, 2019, the tax benefit recognized as a result of the final determination of the amount of the partial step-up in tax basis as a result of the Conversion. For periods prior to the Conversion, the effective rate also differs from the statutory rate as a result of investment income of certain entities and net carried interest of certain general partners of KKR investment funds that were not subject to U.S. federal income taxes prior to the Conversion.
During the three and nine months ended September 30, 2019, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

Notes to Financial Statements (Continued)

12. EQUITY BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Equity Incentive Plans	$54,395	$59,801	$157,891	$185,795
KKR Holdings Principal Awards	22,539	25,495	69,008	81,972
Total (1)	$76,934	$85,296	$226,899	$267,767

(1)
Includes $0.6 million and $1.1 million of equity based compensation for the three and nine months ended September 30, 2019, respectively, and $3.0 million and $10.0 million of equity based compensation for the three and nine months ended September 30, 2018, respectively, related to employees of equity method investees. Such amounts are included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

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
The following table presents information regarding the discount for the lack of participation rights in the expected dividends by grant date:

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

Notes to Financial Statements (Continued)

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
As of September 30, 2019, there was approximately $7.3 million of estimated unrecognized compensation expense related to unvested Market Condition Awards and such awards did not meet their market-price based vesting condition.
As of September 30, 2019, there was approximately $268.1 million of total estimated unrecognized expense related to unvested awards, including Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2019	$42.0
2020	138.4
2021	65.6
2022	18.2
2023	2.3
2024	1.3
2025	0.3
Total	$268.1

Notes to Financial Statements (Continued)

A summary of the status of unvested awards granted under the Equity Incentive Plans, excluding Market Condition Awards as described above, from January 1, 2019 through September 30, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	33,400,183	$16.23
Granted	1,655,792	23.49
Vested	(8,791,759)	14.44
Forfeitures	(1,503,216)	17.09
Balance, September 30, 2019	24,761,000	$17.30

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.1 years.
A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plans is presented below:

Vesting Date	Shares
October 1, 2019	4,971,175
April 1, 2020	6,837,629
October 1, 2020	3,858,245
April 1, 2021	4,013,485
October 1, 2021	2,446,678
April 1, 2022	941,536
October 1, 2022	1,214,946
April 1, 2023	126,864
October 1, 2023	97,020
April 1, 2024	126,711
April 1, 2025	126,711
24,761,000

KKR Holdings Awards
KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into Class A common stock of KKR & Co. Inc. on a one-for-one basis. As of September 30, 2019 and 2018, KKR Holdings owned approximately 35.1% or 295,746,147 units and 36.6% or 303,106,993 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. All of the KKR Holdings units (except for less than 1.0% of the outstanding KKR Holdings units) have been granted as of September 30, 2019, and certain Holdings units remain subject to vesting.
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
As of September 30, 2019, there was approximately $176.9 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2019	$22.5
2020	82.9
2021	45.9
2022	25.6
Total	$176.9

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2019 through September 30, 2019 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	24,123,993	$14.42
Granted	—	—
Vested	(3,707,014)	12.43
Forfeitures	(1,192,500)	12.43
Balance, September 30, 2019	19,224,479	$14.93

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.5 years.
A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
October 1, 2019	2,455,000
April 1, 2020	124,479
May 1, 2020	3,185,000
October 1, 2020	2,940,000
May 1, 2021	3,185,000
October 1, 2021	3,425,000
October 1, 2022	3,910,000
19,224,479

Notes to Financial Statements (Continued)

13. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	September 30, 2019	December 31, 2018
Amounts due from portfolio companies	$108,180	$82,204
Amounts due from unconsolidated investment funds	547,396	568,211
Amounts due from related entities	2,905	6,774
Due from Affiliates	$658,481	$657,189
Due to Affiliates consists of:

	September 30, 2019	December 31, 2018
Amounts due to KKR Holdings in connection with the tax receivable agreement	$125,491	$117,862
Amounts due to unconsolidated investment funds	141,646	157,722
Due to Affiliates	$267,137	$275,584

14. SEGMENT REPORTING
KKR operates through one operating and reportable segment. This single reportable segment reflects how the chief operating decision makers allocate resources and assess performance under KKR's "one-firm approach," which includes operating collaboratively across business lines, with predominantly a single expense pool.
15. EQUITY
Share Repurchase Program
In the first quarter of 2019, KKR increased the available amount under its repurchase program to $500 million, which may be used for the repurchase of its shares of Class A common stock of KKR & Co. Inc. and retirement of equity awards issued pursuant to the Equity Incentive Plans. Under this repurchase program, shares of Class A common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of Class A common stock of KKR & Co. Inc., and the program may be suspended, extended, modified or discontinued at any time. During the nine months ended September 30, 2019, approximately 1.4 million shares of Class A common stock were repurchased pursuant to this program. There were no shares of Class A common stock repurchased pursuant to this program during the three months ended September 30, 2019. During the three and nine months ended September 30, 2018, approximately 1.1 million and 3.3 million shares of Class A common stock, respectively, were repurchased pursuant to this program. During the nine months ended September 30, 2019, equity awards representing approximately 2.3 million shares of Class A common stock were retired pursuant to this program. During the nine months ended September 30, 2018, equity awards representing approximately 2.6 million shares of Class A common stock were retired, but did not count against the amounts remaining under the program because it did not meet the program criteria at the time. There were no equity awards retired pursuant to this program during the three months ended September 30, 2019 and 2018.

Notes to Financial Statements (Continued)

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
The following tables present the calculation of total noncontrolling interests:

	Three Months Ended September 30, 2019
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$13,050,893	$5,355,692	$18,406,585
Net income (loss) attributable to noncontrolling interests (1)	(88,173)	175,231	87,058
Other comprehensive income (loss), net of tax (2)	(3,877)	(6,481)	(10,358)
Exchange of KKR Holdings Units to Class A Common Stock (3)	—	(22,237)	(22,237)
Equity-based and other non-cash compensation	—	22,539	22,539
Capital contributions	713,166	23	713,189
Capital distributions	(692,224)	(37,109)	(729,333)
Balance at the end of the period	$12,979,785	$5,487,658	$18,467,443

Notes to Financial Statements (Continued)

	Nine Months Ended September 30, 2019
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$10,984,910	$4,625,448	$15,610,358
Net income (loss) attributable to noncontrolling interests (1)	825,954	1,017,827	1,843,781
Other comprehensive income (loss), net of tax (2)	(2,966)	(6,645)	(9,611)
Exchange of KKR Holdings Units to Class A Common Stock (3)	—	(59,014)	(59,014)
Equity-based and other non-cash compensation	—	68,460	68,460
Capital contributions	3,362,478	1,619	3,364,097
Capital distributions	(2,190,591)	(160,037)	(2,350,628)
Balance at the end of the period	$12,979,785	$5,487,658	$18,467,443

	Three Months Ended September 30, 2018
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$10,112,152	$4,820,507	$14,932,659
Net income (loss) attributable to noncontrolling interests (1)	397,835	293,659	691,494
Other comprehensive income (loss), net of tax (2)	(17,186)	(7,265)	(24,451)
Exchange of KKR Holdings Units to Class A Common Stock and Other (3)	(32,567)	(16,146)	(48,713)
Equity-based and other non-cash compensation	—	25,537	25,537
Capital contributions	1,125,526	789	1,126,315
Capital distributions	(587,806)	(52,466)	(640,272)
Balance at the end of the period	$10,997,954	$5,064,615	$16,062,569

	Nine Months Ended September 30, 2018
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$8,072,849	$4,793,475	$12,866,324
Net income (loss) attributable to noncontrolling interests (1)	1,121,441	864,520	1,985,961
Other comprehensive income (loss), net of tax (2)	(25,451)	(13,676)	(39,127)
Exchange of KKR Holdings Units to Class A Common Stock and Other (3)	(52,585)	(501,600)	(554,185)
Equity-based and other non-cash compensation	—	87,479	87,479
Capital contributions	3,534,670	2,367	3,537,037
Capital distributions	(2,023,277)	(167,950)	(2,191,227)
Changes in consolidation	370,307	—	370,307
Balance at the end of the period	$10,997,954	$5,064,615	$16,062,569

(1)	Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(2)
With respect to noncontrolling interests held by KKR Holdings, calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

(3)
For the three and nine months ended September 30, 2019, calculated based on the proportion of KKR Holdings units exchanged for KKR & Co. Inc. Class A common stock. For the three and nine months ended September 30, 2018, calculated based on the proportion of KKR Holdings units and other exchangeable securities exchanged for KKR & Co. Inc. Class A common stock. The exchange agreement with KKR Holdings provides for the exchange of KKR Group Partnership Units held by KKR Holdings for KKR & Co. Inc. Class A common stock.

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

Notes to Financial Statements (Continued)

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
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$336,612	$1,352,269	$3,325,388	$3,521,559
(-) Net income (loss) attributable to Redeemable Noncontrolling Interests	—	12,236	—	19,894
(-) Net income (loss) attributable to Noncontrolling Interests in consolidated entities	(88,173)	397,835	825,954	1,121,441
(-) Preferred Stock Dividends	8,341	8,341	25,023	25,023
(+) Income tax expense (benefit) attributable to KKR & Co. Inc.	81,970	(131,912)	387,255	(84,947)
Net income (loss) attributable to KKR & Co. Inc. Class A Common Stockholders and KKR Holdings	$498,414	$801,945	$2,861,666	$2,270,254

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$175,231	$293,659	$1,017,827	$864,520

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
The following table presents the rollforward of Redeemable Noncontrolling Interests:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Balance at the beginning of the period	$—	$1,122,641
Changes in consolidation	—	(1,122,641)
Balance at the end of the period	$—	$—

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Balance at the beginning of the period	$962,147	$610,540
Net income (loss) attributable to Redeemable Noncontrolling Interests	12,236	19,894
Capital contributions	100,879	450,330
Capital distributions	(4,687)	(10,189)
Balance at the end of the period	$1,070,575	$1,070,575

Notes to Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES
Funding Commitments
As of September 30, 2019, KKR had unfunded commitments consisting of $5,276.6 million to its active investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets business line. As of September 30, 2019, these commitments amounted to $398.1 million and $689.6 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for KKR's Capital Markets business line are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown occurring after September 30, 2019. KKR's capital markets business has an arrangement with a third party, which reduces its risk when underwriting certain debt transactions, and thus our unfunded commitments as of September 30, 2019 are reduced to reflect the amount to be funded by such third party. In the case of purchases of investments or assets in KKR's Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
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
As of September 30, 2019, the approximate aggregate future lease payments, net of sublease income, required on the operating leases are as follows:

Remainder of 2019	$13,074
2020	51,647
2021	24,523
2022	20,503
2023	14,397
Thereafter	18,832
Total lease payments required	142,976
Less: Imputed Interest	(7,903)
Total operating lease liabilities	$135,073

As of September 30, 2019, KKR has an additional operating lease for office space that has not yet commenced with future lease payments of approximately £66.9 million (or $82.3 million) over a lease term of 15 years. This operating lease is denominated in Pound Sterling.

As of December 31, 2018, the approximate aggregate minimum future lease payments, net of sublease income, required on the operating leases were as follows:

2019	$50,649
2020 - 2021	69,263
2022 - 2023	29,687
2024 and thereafter	76,332
Total minimum payments required (1)	$225,931
(1) Table depicts aggregate minimum future lease payments under ASC 840.

Notes to Financial Statements (Continued)

Contingent Repayment Guarantees
The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of September 30, 2019, no carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their September 30, 2019 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $2.4 billion. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.
Indemnifications and Other Guarantees
KKR may incur contingent liabilities for claims that may be made against it in the future. KKR enters into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, KKR, certain of KKR's investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided non-recourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of KKR's corporate real estate and certain real estate investments and for certain investment vehicles that KKR manages. In addition, KKR has also provided credit support to certain of its subsidiaries' obligations in connection with a limited number of investment vehicles that KKR manages. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions, and KKR has also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of other investment vehicles. However, KKR is not a guarantor for any borrowings, credit facilities or debt securities of its Indian debt financing company. KKR has also provided credit support regarding repayment obligations to third-party lenders to certain of its employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and to a hedge fund partnership regarding the ownership of its business. KKR also may become liable for certain fees payable to sellers of businesses or assets if a transaction does not close, subject to certain conditions, if any, specified in the acquisition agreements for such businesses or assets. KKR's maximum exposure under these arrangements is currently unknown and KKR's liabilities for these matters would require a claim to be made against KKR in the future.
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

Notes to Financial Statements (Continued)

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
17. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.125 per share of Class A common stock of KKR & Co. Inc. was announced on October 29, 2019, and will be paid on November 26, 2019 to Class A common stockholders of record as of the close of business on November 11, 2019. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.
Preferred Stock Dividend
A dividend of $0.421875 per share of Series A Preferred Stock has been declared as announced on October 29, 2019 and set aside for payment on December 16, 2019 to holders of record of Series A Preferred Stock as of the close of business on December 1, 2019.
A dividend of $0.406250 per share of Series B Preferred Stock has been declared as announced on October 29, 2019 and set aside for payment on December 16, 2019 to holders of record of Series B Preferred Stock as of the close of business on December 1, 2019.
Investment in Marshall Wace

Due to the exercise of the final tranche of options agreed to between Marshall Wace and KKR, KKR expects to acquire an additional 5.0% interest in Marshall Wace in the fourth quarter of 2019. The acquisition is expected to be completed with a combination of cash and shares of Class A common stock.

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
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 360 private equity investments in portfolio companies with a total transaction value in excess of $630 billion as of September 30, 2019. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, hedge funds, capital markets, infrastructure, energy, real estate, growth equity and core investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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

Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating consultants, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of September 30, 2019, approximately 77% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.
Our Business Lines

Private Markets

Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity and core equity investments. We also manage and sponsor investment funds that invest capital in real assets, such as infrastructure, energy, and real estate. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., a SEC-registered investment adviser. As of September 30, 2019, Private Markets business line had $114.4 billion of AUM and FPAUM of $73.8 billion, consisting of $48.2 billion in private equity (including growth equity and core investments), $19.1 billion in real assets (including infrastructure, energy, and real estate) and $6.5 billion in other related strategies.

The table below presents information as of September 30, 2019, relating to our current private equity, growth equity, core investment, and real asset funds and other investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30, 2019.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest

Private Equity and Growth Equity Funds
Next Generation Technology Growth Fund II	(6)	(7)	$1,844.4	$1,844.4	8.1%	$—	$—	$—	$—	$—
European Fund V	3/2019	(7)	6,309.4	6,309.4	6.3%	—	—	—	—	—
Asian Fund III	4/2017	4/2023	9,000.0	5,126.1	5.6%	3,873.9	—	3,873.9	5,694.6	283.7
Americas Fund XII	1/2017	1/2023	13,500.0	7,490.4	5.8%	6,033.3	89.0	6,029.4	6,729.0	14.2
Health Care Strategic Growth Fund	12/2016	12/2021	1,331.0	1,103.5	11.3%	304.8	82.4	233.6	393.0	15.3
Next Generation Technology Growth Fund	3/2016	3/2021	658.9	93.7	22.5%	569.5	45.9	552.4	981.2	44.8
European Fund IV	12/2014	3/2019	3,506.9	236.8	5.7%	3,370.0	1,065.6	2,857.3	4,380.7	295.5
Asian Fund II	4/2013	4/2017	5,825.0	342.9	1.3%	6,495.2	3,689.9	4,526.0	6,828.6	462.5
North America Fund XI	9/2012	1/2017	8,718.4	573.1	2.9%	9,579.6	10,324.6	5,632.8	9,037.6	639.4
China Growth Fund (4)	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	794.5	535.7	483.4	—
European Fund III (4)	3/2008	3/2014	5,506.9	147.1	5.2%	5,359.8	10,374.7	459.1	515.5	15.6
Asian Fund (4)	7/2007	4/2013	3,983.3	—	2.5%	3,945.9	8,535.4	173.5	82.9	—
2006 Fund (4)	9/2006	9/2012	17,642.2	337.7	2.1%	17,304.5	30,273.3	3,539.2	6,104.4	505.1
European Fund II (4)	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,479.3	—	58.8	4.6
Millennium Fund (4)	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	14,123.1	—	6.1	1.3
Private Equity and Growth Equity Funds			90,587.2	23,605.1		69,597.3	87,877.7	28,412.9	41,295.8	2,282.0

Co-Investment Vehicles and Other	Various	Various	10,113.9	4,352.1	Various	6,001.7	4,426.2	4,021.6	5,655.8	493.3

Total Private Equity and Growth Equity Funds			100,701.1	27,957.2		75,599.0	92,303.9	32,434.5	46,951.6	2,775.3

Real Assets
Energy Income and Growth Fund II	6/2018	6/2021	994.2	766.7	20.1%	227.5	—	227.5	242.6	—
Energy Income and Growth Fund	9/2013	6/2018	1,974.2	59.3	12.9%	1,961.1	750.2	1,319.1	1,305.3	—
Natural Resources Fund (4)	Various	Various	887.4	0.9	Various	886.5	123.2	194.2	125.7	—
Global Energy Opportunities	Various	Various	914.1	255.9	Various	488.2	110.0	337.0	293.1	—
Global Infrastructure Investors	9/2011	10/2014	1,040.2	25.4	4.8%	1,047.6	1,298.5	377.9	551.9	19.8
Global Infrastructure Investors II	10/2014	6/2018	3,039.6	177.0	4.1%	3,093.7	545.0	2,744.5	3,507.9	87.8
Global Infrastructure Investors III	6/2018	6/2024	7,136.7	5,693.6	3.8%	1,456.0	13.0	1,433.4	1,458.8	—
Real Estate Partners Americas	5/2013	5/2017	1,229.1	348.0	16.3%	1,008.9	1,237.9	283.3	265.4	16.2
Real Estate Partners Americas II	5/2017	12/2020	1,921.2	1,141.7	7.8%	843.1	104.0	770.7	982.7	26.0
Real Estate Partners Europe	9/2015	6/2020	706.4	287.5	9.3%	490.7	118.1	418.7	497.3	13.8
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130.0	122.6	4.4%	1,007.4	113.1	1,007.4	1,014.5	7.9
Co-Investment Vehicles and Other	Various	Various	3,027.4	1,404.1	Various	1,623.3	762.0	1,620.1	1,807.2	4.8

Real Assets			$24,000.5	$10,282.7		$14,134.0	$5,175.0	$10,733.8	$12,052.4	$176.3

Other
Core Investment Vehicles	Various	Various	9,500.0	5,587.5	36.8%	3,912.5	—	3,912.5	5,200.5	72.9
Unallocated Commitments (5)			2,619.4	2,619.4	Various	—	—	—	—	—

Private Markets Total			$136,821.0	$46,446.8		$93,645.5	$97,478.9	$47,080.8	$64,204.5	$3,024.5

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on September 30, 2019, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital, with the limited partners' investment further reduced for any realized gains from which the general partner did not receive a carried interest.

(4)	The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.

(5)	"Unallocated Commitments" represent unallocated commitments from our strategic investor partnerships.

(6)	Upon end date of the predecessor fund.

(7)	Six years from first investment date.

The table below presents information as of September 30, 2019, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since September 30, 2019, or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	14,123.1	6.1	14,129.2	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,750.8	5,750.8	8,479.3	58.8	8,538.1	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,304.5	30,273.3	6,104.4	36,377.7	12.0%	9.4%	2.1
Asian Fund (2007)	3,983.3	3,945.9	8,535.4	82.9	8,618.3	18.8%	13.6%	2.2
European Fund III (2008) (2)	5,506.9	5,359.8	10,374.7	515.5	10,890.2	16.8%	11.7%	2.0
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	199.6	—	199.6	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010.0	1,010.0	794.5	483.4	1,277.9	6.9%	2.3%	1.3
Natural Resources Fund (2010)	887.4	886.5	123.2	125.7	248.9	(24.1)%	(26.0)%	0.3
Global Infrastructure Investors (2011) (2)	1,040.2	1,047.6	1,298.5	551.9	1,850.4	14.7%	12.7%	1.8
North America Fund XI (2012)	8,718.4	9,579.6	10,324.6	9,037.6	19,362.2	23.6%	18.7%	2.0
Asian Fund II (2013)	5,825.0	6,495.2	3,689.9	6,828.6	10,518.5	18.2%	13.6%	1.6
Real Estate Partners Americas (2013)	1,229.1	1,008.9	1,237.9	265.4	1,503.3	18.5%	13.5%	1.5
Energy Income and Growth Fund (2013)	1,974.2	1,961.1	750.2	1,305.3	2,055.5	1.7%	(0.9)%	1.0
Global Infrastructure Investors II (2014) (2)	3,039.6	3,093.7	545.0	3,507.9	4,052.9	13.4%	11.0%	1.3
European Fund IV (2015) (2)	3,506.9	3,370.0	1,065.6	4,380.7	5,446.3	25.1%	19.1%	1.6
Real Estate Partners Europe (2015) (2)	706.4	490.7	118.1	497.3	615.4	15.4%	9.4%	1.3
Next Generation Technology Growth Fund (2016)	658.9	569.5	45.9	981.2	1,027.1	41.6%	33.5%	1.8
Health Care Strategic Growth Fund (2016)	1,331.0	304.8	82.4	393.0	475.4	74.7%	33.4%	1.6
Americas Fund XII (2017)	13,500.0	6,033.3	89.0	6,729.0	6,818.0	12.6%	7.1%	1.1
Real Estate Credit Opportunity Partners (2017)	1,130.0	1,007.4	113.1	1,014.5	1,127.6	11.0%	8.9%	1.1
Core Investment Vehicles (2017)	9,500.0	3,912.5	—	5,200.5	5,200.5	21.0%	19.7%	1.3
Asian Fund III (2017)	9,000.0	3,873.9	—	5,694.6	5,694.6	61.0%	43.4%	1.5
Real Estate Partners Americas II (2017) (3)	1,921.2	843.1	—	982.7	982.7	—	—	—
Global Infrastructure Investors III (2018) (2)(3)	7,136.7	1,456.0	—	1,458.8	1,458.8	—	—	—
European Fund V (2019) (2)(3)	6,309.4	—	—	—	—	—	—	—
Energy Income and Growth Fund II (2019) (3)	994.2	227.5	—	242.6	242.6	—	—	—
Next Generation Technology Growth Fund II (2019) (3)	1,844.4	—	—	—	—	—	—	—
Subtotal - Included Funds	123,427.4	88,813.5	101,021.0	56,448.4	157,469.4	15.8%	11.8%	1.8

All Funds	$139,901.9	$105,288.0	$151,290.3	$56,448.4	$207,738.7	25.6%	18.8%	2.0

(1)
These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction").

(2)
The following table presents information regarding investment funds with euro-denominated commitments. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on September 30, 2019, in the case of unfunded commitments.

Private Markets Investment Funds	Commitment (€ in millions)
European Fund	€196.5
European Fund II	€2,597.5
European Fund III	€2,882.8
E2 Investors (Annex Fund)	€55.5
Global Infrastructure Investors	€30.0
Global Infrastructure Investors II	€243.8
European Fund IV	€1,626.1
Real Estate Partners Europe	€276.6
Global Infrastructure Investors III	€987.0
European Fund V	€2,075.2

(3)
The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to September 30, 2019. None of the Real Estate Partners Americas II, Global Infrastructure Investors III, European Fund V, Energy Income and Growth Fund II, or Next Generation Technology Growth Fund II has invested for at least 24 months as of September 30, 2019. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.

(4)
An investment is considered realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have either made their first investment more recently than 24 months prior to September 30, 2019 or have not had any realizations.

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

As of September 30, 2019, our Public Markets business line had $94.1 billion of AUM, comprised of $39.0 billion of assets managed in our leveraged credit strategies (which include $3.5 billion of assets managed in our opportunistic credit strategy and $1.9 billion of assets managed in our revolving credit strategy), $6.8 billion of assets managed in our special situations strategy, $23.7 billion of assets managed in our private credit strategies, $23.8 billion of assets managed through our hedge fund platform, and $0.8 billion of assets managed in other strategies. Our private credit strategies include $17.0 billion of assets managed in our direct lending strategy and $6.7 billion of assets managed in our private opportunistic credit strategy. Assets managed through our hedge fund platform represent KKR's pro rata portion of AUM of our hedge fund partnerships. Our BDC platform has approximately $16.4 billion in combined assets under management, which are reflected in the AUM of our leveraged credit strategies and alternative credit strategies above. We report all of the assets under management of the BDCs in our BDC platform.
Credit

Performance
We generally review our performance in our credit platform by investment strategy.

Our leveraged credit strategies principally invest through separately managed accounts, BDCs, CLOs and investment funds. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to September 30, 2019. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.65%	7.03%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	6.08%
Opportunistic Credit (3)	May 2008	11.83%	9.90%	BoAML HY Master II Index (3)	6.37%
Bank Loans	Apr 2011	5.12%	4.53%	S&P/LSTA Loan Index (4)	4.22%
High-Yield	Apr 2011	6.94%	6.35%	BoAML HY Master II Index (5)	6.28%
Bank Loans Conservative	Apr 2011	4.56%	3.97%	S&P/LSTA BB-B Loan Index (6)	4.24%
European Leveraged Loans (7)	Sep 2009	4.99%	4.47%	CS Inst West European Leveraged Loan Index (8)	4.43%
High-Yield Conservative	Apr 2011	6.43%	5.85%	BoAML HY BB-B Constrained (9)	6.30%
European Credit Opportunities (7)	Sept 2007	5.60%	4.66%	S&P European Leveraged Loans (All Loans) (10)	4.25%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

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

(11)	This strategy has not called any capital as of September 30, 2019. As a result, the gross and net return performance measures are not meaningful and are not included above.
Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to September 30, 2019. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Special Situations Fund	Dec 2012	$2,274.3	$2,273.0	$1,487.5	$1,115.7	$2,603.2	3.6%	1.6%	1.1	$—
Special Situations Fund II	Dec 2014	3,524.7	2,588.7	394.8	2,482.2	2,877.0	4.9%	2.7%	1.1	—
Mezzanine Partners	Mar 2010	1,022.8	913.9	1,070.9	294.2	1,365.1	12.7%	8.2%	1.5	56.8
Private Credit Opportunities Partners II	Dec 2015	2,245.1	1,313.9	50.1	1,425.9	1,476.0	11.5%	8.0%	1.1	18.3
Lending Partners	Dec 2011	460.2	405.3	443.4	49.7	493.1	5.7%	4.1%	1.2	—
Lending Partners II	Jun 2014	1,335.9	1,179.1	1,037.7	492.9	1,530.6	10.7%	8.5%	1.3	44.0
Lending Partners III	Apr 2017	1,497.8	502.0	63.7	538.2	601.9	N/A	N/A	N/A	7.9
Lending Partners Europe	Mar 2015	847.6	604.9	157.7	508.0	665.7	7.9%	4.8%	1.1	—
Other Alternative Credit Vehicles	Various	9,638.4	4,643.1	3,002.0	3,275.9	6,277.9	N/A	N/A	N/A	112.3
Unallocated Commitments (4)	Various	423.0	—	—	—	—	N/A	N/A	N/A	—
All Funds		$23,269.8	$14,423.9	$7,707.8	$10,182.7	$17,890.5				$239.3
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

Public Markets AUM and Vehicle Structures
The table below presents information as of September 30, 2019, based on the investment funds, vehicles or accounts offered by our Public Markets business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$21,216	$19,868	0.10% - 1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	14,612	14,612	0.40% - 0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	35,828	34,480

Alternative Credit: (3)
Special Situations	7,066	4,595	0.90% - 1.75% (4)	10.00 - 20.00%	7.00 - 12.00%	8-15 Years (2)
Private Credit	11,032	5,088	0.50% - 1.50%	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (2)
Total Alternative Credit	18,098	9,683

Hedge Funds (5)	23,756	18,633	0.50% - 2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	16,377	16,377	0.60%	8.00%	7.00%	Indefinite
Total	$94,059	$79,173

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
The chart below presents the holdings of our Principal Activities business line by asset class as of September 30, 2019.
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

As of September 30, 2019, key economic indicators of U.S. economic growth slowed down in the third quarter of 2019, and in October 2019, the U.S. Federal Reserve cut its benchmark interest rate for the third time this year by 25 basis points to a range of 1.5% to 1.75%. In the United States, real GDP growth was 1.9%, on a seasonally adjusted annualized basis, for the quarter ended September 30, 2019, compared to 2.0% for the quarter ended June 30, 2019; the U.S. unemployment rate was 3.5% as of September 30, 2019, slightly down from 3.7% as of June 30, 2019; the U.S. core consumer price index was 2.4% on a year-over-year basis as of September 30, 2019, slightly up from 2.1% on a year-over-year basis as of June 30, 2019; and the effective federal funds rate set by the U.S. Federal Reserve was 1.9% as of September 30, 2019, down compared to 2.4% as of June 30, 2019.
As of September 30, 2019, the European Union's economic growth remained steady, amid political uncertainty and global trade tensions. In the Euro Area, real GDP growth was 0.2%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended September 30, 2019, compared to 0.2%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended June 30, 2019; the Euro Area unemployment rate was 7.5% as of September 30, 2019, unchanged from 7.5% as of June 30, 2019; Euro Area core inflation was 1.0% on a year-over-year basis as of September 30, 2019, slightly down from 1.1% on a year-over-year basis as of June 30, 2019; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of September 30, 2019, unchanged from June 30, 2019.
As of September 30, 2019, Japanese economy continued its recovery, while showing some weakness in exports and industrial production due to slowdowns in global economies. China's economic growth slowed down further in the third quarter of 2019, as its domestic demand softened and the trade dispute with the United States continued. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.10% as of September 30, 2019, unchanged from June 30, 2019; and in China, reported real GDP was 1.5%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended September 30, 2019, compared to 1.6% in the quarter ended June 30, 2019.
These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. Other key issues include (i) political uncertainty caused by, among other things, populist political parties and economic nationalist sentiments, (ii) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, and austerity programs, (iii) volatility or downturn in stock and credit markets, (iv) an unexpected shift in the U.S. Federal Reserve's monetary policies and its impact on the markets and (v) technological advancements and innovations that may disrupt marketplaces and businesses. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" in our Annual Report.
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

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended September 30, 2019, global equity markets were positive, with the S&P 500 Index up 1.7% and the MSCI World Index up 0.7% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (the "VIX"), a measure of volatility, ended at 16.2 as of September 30, 2019, increasing from 15.1 as of June 30, 2019. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report.
Many of our investments are also in non-investment grade credit instruments, and our funds and our portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightening credit spreads are generally expected to lead to an increase, and widening credit spreads are generally expected to lead to a decrease, in the value of these credit investments, if not offset by hedging or other factors. In addition, the significant widening of credit spreads is also typically expected to negatively impact equity markets, which in turn would negatively impact our portfolio and us as noted above. During the quarter ended September 30, 2019, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) remained unchanged and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) contracted by 5 basis points. The non-investment grade credit indices were up during the quarter ended September 30, 2019, with the S&P/LSTA Leveraged Loan Index up 1.0% and the BofAML HY Master II Index up 1.2%. During the quarter ended September 30, 2019, 10-year government bond yields fell 34 basis points in the United States, fell 35 basis points in the United Kingdom, fell 24 basis points in Germany, fell 9 basis points in China and fell 6 basis points in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report.

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
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended September 30, 2019, the euro fell 4.2%, the British pound fell 3.2%, the Japanese yen fell 0.2%, and the Chinese renminbi fell 3.9%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk" in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended September 30, 2019, the long-term price of WTI crude oil decreased approximately 6%, and the long-term price of natural gas decreased approximately 4%. The long-term price of WTI crude oil decreased from approximately $53 per barrel to $50 per barrel, and the long-term price of natural gas decreased from approximately $2.62 per mcf to $2.51 per mcf as of June 30, 2019 and September 30, 2019, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In addition, because we hold certain energy assets, which had a fair value of $0.7 billion as of September 30, 2019 on our balance sheet, these price movements would have an amplified impact on our financial results, to the extent unhedged, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report.

Business Conditions
Our operating revenues consist of fees, performance income and investment income. Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation or income. Since 2010, we have expanded into strategies such as energy, infrastructure, real estate, growth equity, core, credit and, through hedge fund partnerships, hedge funds. In several of these strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Americas Fund XII, Asian Fund III, European Fund V, Real Estate Partners Americas II and Global Infrastructure Investors III funds exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship private equity funds or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" in our Annual Report.
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
Key Non-GAAP and Other Operating and Performance Measures
The key non-GAAP and other operating and performance measures that follow are used by management in making operational and resource deployment decisions as well as assessing the overall performance of KKR's businesses. They include certain financial measures that are calculated and presented using methodologies other than in accordance with GAAP. These non-GAAP measures, including after-tax distributable earnings, book value, operating assets, operating liabilities, operating revenues, operating expenses and distributable operating earnings, are presented prior to giving effect to the allocation of income (loss) between KKR & Co. Inc. and KKR Holdings L.P. and as such represent the business in total. In addition, these non-GAAP measures are presented without giving effect to the consolidation of the investment funds and CFEs that KKR manages as well as other consolidated entities that are not subsidiaries of KKR & Co. Inc.
We believe that providing these non-GAAP measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These non-GAAP measures should not be considered as a substitute for, or superior to, financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. These non-GAAP measures are presented in this report as KKR's operating results, which were previously referred to as KKR's segment results.
Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "—Reconciliations to GAAP Measures."
Adjusted Shares
Adjusted shares represents shares of Class A common stock of KKR & Co. Inc. outstanding under GAAP adjusted to include shares issuable upon exchange of all units of KKR Holdings L.P. and any other securities exchangeable into Class A common stock of KKR & Co. Inc. that are eligible to receive a dividend (which excludes equity awards issued under the Equity Incentive Plans). We believe providing adjusted shares is useful to stockholders as it provides insight into the calculation of amounts available for distribution as dividends on a per share basis. Weighted average adjusted shares is used in the calculation of after-tax distributable earnings per adjusted share and adjusted shares is used in the calculation of book value per adjusted share. Adjusted shares was previously referred to as "adjusted shares eligible for distribution."
After-tax Distributable Earnings
After-tax distributable earnings is a non-GAAP measure of KKR’s earnings excluding mark-to-market gains (losses) after interest expense, preferred dividends, noncontrolling interests and income taxes paid. It is defined as the amount of net realized earnings of KKR for a given reporting period, after deducting equity-based compensation and the impact of non-recurring items. KKR believes that after-tax distributable earnings is useful to stockholders as it aligns KKR’s net realization performance with the manner in which KKR receives its revenues and determines the compensation of its employees. After-tax distributable earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy. Equity based compensation expense is included in after-tax distributable earnings as a component of compensation expense in order to reflect the dilutive nature of these non-cash equity-based awards. Income taxes paid represents the implied amount of income taxes that would be paid assuming that all pre-tax distributable earnings were allocated to KKR & Co. Inc., which would occur following an exchange of all KKR Holdings units for Class A common stock of KKR & Co. Inc. Income taxes paid also includes amounts paid pursuant to the tax receivable agreement.
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
Book Value
Book value is a non-GAAP measure of the net assets of KKR and is used by management primarily in assessing the unrealized value of KKR’s operating assets after deducting for operating liabilities, noncontrolling interests and preferred stock. We believe this measure is useful to stockholders as it provides additional insight into the net assets of KKR excluding those net assets that are allocated to noncontrolling interest holders and to the holders of the Series A and Series B Preferred Stock. Following the Conversion, KKR's book value includes the net impact of KKR's tax assets and liabilities as prepared under GAAP.
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
Distributable Operating Earnings
Distributable operating earnings is a non-GAAP measure that represents after-tax distributable earnings before interest expense, preferred dividends, income (loss) attributable to noncontrolling interests and income taxes paid. We believe distributable operating earnings is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that we do not believe relate directly to KKR's operations.
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
Fee Related Earnings ("FRE")
Fee related earnings is a non-GAAP measure of earnings of KKR before performance income and investment income. KKR believes this measure may be useful to stockholders as it may provide additional insight into the profitability of KKR’s fee generating management companies and capital markets businesses. Fee related earnings is calculated as KKR’s total Fees and Other, Net, multiplied by KKR’s distributable operating margin. For purposes of the fee related earnings calculation, distributable operating margin is calculated as distributable operating earnings, before equity-based compensation, divided by total operating revenues.

Operating Assets
Operating assets is a non-GAAP measure that represents cash and short-term investments, investments, unrealized carried interest, tax assets, and other assets of KKR presented on a basis that deconsolidates (i) KKR's investment funds and collateralized financing entities that KKR manages and (ii) other consolidated entities that are not subsidiaries of KKR & Co. Inc. We believe this measure is useful to stockholders as it provides additional insight into the assets of KKR that are used to operate its business lines. As used in this definition, cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield.
Operating Expenses
Operating expenses is a non-GAAP measure that represents the expenses of KKR and is the sum of (i) compensation and benefits (excluding unrealized performance income compensation), (ii) occupancy and related charges and (iii) other operating expenses. KKR believes that operating expenses is useful to stockholders as it provides insight into the costs expended in connection with generating KKR's operating revenues.
Operating Liabilities
Operating liabilities is a non-GAAP measure that represents the debt obligations of KKR (including KFN), tax liabilities, and other liabilities of KKR presented on a basis that deconsolidates (i) KKR's investment funds and collateralized financing entities that KKR manages and (ii) other consolidated entities that are not subsidiaries of KKR & Co. Inc. We believe this measure is useful to stockholders as it provides additional insight into the liabilities of KKR excluding the liabilities that are allocated to noncontrolling interest holders and to the holders of the Series A and Series B Preferred Stock.
Operating Revenues
Operating revenues is a non-GAAP measure that represents the realized revenues (which excludes unrealized carried interest and unrealized net gains (losses)) generated by KKR and is the sum of (i) fees and other, net, (ii) realized performance income (loss) and (iii) realized investment income (loss). KKR believes that operating revenues is useful to stockholders as it provides insight into the realized revenue generated by KKR's business lines.
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

Unaudited Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our non-GAAP operating results in these periods, see "—Analysis of Non-GAAP Operating Results."

Three months ended September 30, 2019 compared to three months ended September 30, 2018

	Three Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Revenues
Fees and Other	$416,217	$491,503	$(75,286)
Capital Allocation-Based Income	374,268	638,163	(263,895)
Total Revenues	790,485	1,129,666	(339,181)

Expenses
Compensation and Benefits	427,527	560,434	(132,907)
Occupancy and Related Charges	14,894	15,250	(356)
General, Administrative and Other	177,112	164,406	12,706
Total Expenses	619,533	740,090	(120,557)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	(4,590)	666,731	(671,321)
Dividend Income	147,989	38,245	109,744
Interest Income	344,140	339,393	4,747
Interest Expense	(268,747)	(211,081)	(57,666)
Total Investment Income (Loss)	218,792	833,288	(614,496)

Income (Loss) Before Taxes	389,744	1,222,864	(833,120)

Income Tax Expense (Benefit)	53,132	(129,405)	182,537

Net Income (Loss)	336,612	1,352,269	(1,015,657)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	12,236	(12,236)
Net Income (Loss) Attributable to Noncontrolling Interests	87,058	691,494	(604,436)
Net Income (Loss) Attributable to KKR & Co. Inc.	249,554	648,539	(398,985)

Series A Preferred Stock Dividends	5,822	5,822	—
Series B Preferred Stock Dividends	2,519	2,519	—

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$241,213	$640,198	$(398,985)

Revenues

For the three months ended September 30, 2019 and 2018, revenues consisted of the following:

	Three Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Management Fees	$216,733	$188,866	$27,867
Fee Credits	(57,470)	(73,904)	16,434
Transaction Fees	165,212	290,404	(125,192)
Monitoring Fees	27,546	20,176	7,370
Incentive Fees	—	—	—
Expense Reimbursements	34,356	38,212	(3,856)
Oil and Gas Revenue	11,264	12,635	(1,371)
Consulting Fees	18,576	15,114	3,462
Total Fees and Other	416,217	491,503	(75,286)

Carried Interest	335,219	543,750	(208,531)
General Partner Capital Interest	39,049	94,413	(55,364)
Total Capital Allocation-Based Income	374,268	638,163	(263,895)

Total Revenues	$790,485	$1,129,666	$(339,181)

Total Fees and Other for the three months ended September 30, 2019 decreased compared to the three months ended September 30, 2018 primarily as a result of a decrease in transaction fees in our Capital Markets business line and transaction fees in our Private Markets business line, partially offset by a corresponding decrease in fee credits. Partially offsetting these decreases was an increase in management fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Non-GAAP Operating Results—Operating Revenues."

The increase in management fees during the three months ended September 30, 2019 compared to the prior period was primarily due to new management fees earned from our European Fund V which entered its investment period subsequent to the third quarter of 2018 and new capital raised in leveraged credit strategies. This net increase was partially offset by decreases due to management fees calculated based on lower levels of invested capital as a result of realizations primarily in our European Fund IV, North America Fund XI, and 2006 Fund.

Fee credits decreased overall as a net result of a lower level of transaction fees in our Private Markets business line, partially offset by a higher level of transaction fees in our Public Markets business line. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. Transaction fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

The decrease in carried interest and general partner capital interest during the three months ended September 30, 2019 was due primarily to a lower level of net appreciation in the value of our private equity portfolio as compared to the three months ended September 30, 2018.

Compensation and Benefits Expenses

The decrease in compensation and benefits expenses during the three months ended September 30, 2019 compared to the prior period was primarily due to (i) a lower level of carried interest compensation resulting from a lower level of appreciation in the value of our private equity portfolio, (ii) a decrease in cash compensation and benefits and (iii) lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

General, Administrative and Other Expenses

The increase in general, administrative and other expenses during the three months ended September 30, 2019 compared to the prior period was primarily due to an increase in capital raising costs in connection with new funds as well as a higher level of expenses that are creditable to our investment funds in the current period, including in particular a higher level of broken-deal expenses. This increase was partially offset by a lower level of reimbursable expenses.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	September 30, 2019	September 30, 2018
	($ in thousands)
Private Equity	$54,487	$572,137
Credit	(176,438)	(249,623)
Investments of Consolidated CFEs	(101,011)	69,831
Real Assets	(97,858)	95,548
Equity Method - Other	123,260	126,247
Other Investments	(74,505)	5,358
Debt Obligations and Other	65,013	(51,055)
Other Net Gains (Losses) from Investment Activities	202,462	98,288
Net Gains (Losses) from Investment Activities	$(4,590)	$666,731

Net Gains (Losses) from Investment Activities for the three months ended September 30, 2019
The net gains from investment activities for the three months ended September 30, 2019 were comprised of net realized gains of $203.2 million and net unrealized losses of $(207.8) million.
Investment gains and losses relating to investments in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income as described above. For a discussion and analysis of the primary investment gains or losses relating to individual investments in our unconsolidated funds, see also "—Analysis of Non-GAAP Operating Results—Operating Revenues."
Realized Gains and Losses from Investment Activities
For the three months ended September 30, 2019, net realized gains related primarily to realized gains on (i) the sales of assets in our consolidated special situations funds, (ii) the sale of our investment in Trainline PLC (LSE: TRN), and (iii) the sale of real estate investments held through certain consolidated entities.
Unrealized Losses from Investment Activities
For the three months ended September 30, 2019, unrealized losses were driven primarily by (i) mark-to-market losses in our growth equity investments held by KKR and certain consolidated entities, the most significant of which was BridgeBio Pharma, Inc. (NASDAQ: BBIO), (ii) reversal of previously recognized unrealized gains resulting from the sale of assets in our consolidated special situations funds, (iii) mark-to-market losses in our energy investments held through certain consolidated entities and (iv) mark-to-market losses on investments held at our India debt financing company. For more details regarding investments held at our India debt financing company, see "—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures."
Unrealized Gains from Investment Activities
Partially offsetting the unrealized losses above were unrealized gains relating to (i) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were USI, Inc. (financial services sector), Exact Group B.V. (technology sector), and The Bay Clubs Company, LLC (hotels/leisure sector), (ii) mark-to-market gains on our investment in Fiserv, Inc. (NASDAQ: FISV), which is held in our funds and as a co-investment by KKR, and (iii) mark-to-market gains on real estate investments held through certain consolidated entities.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Non-GAAP Operating Results."
Net Gains (Losses) from Investment Activities for the three months ended September 30, 2018
The net gains from investment activities for the three months ended September 30, 2018 were comprised of net realized gains of $241.1 million and net unrealized gains of $425.7 million.
Realized Gains and Losses from Investment Activities
For the three months ended September 30, 2018, net realized gains related primarily to realized gains on (i) the partial sale of our investment in First Data Corporation (renamed Fiserv, Inc. in connection with the merger transaction with Fiserv, Inc.) which is held as a co-investment by KKR, (ii) the sale of assets in our consolidated special situations funds and (iii) the sale of real estate investments held through certain consolidated entities.
Unrealized Gains from Investment Activities
For the three months ended September 30, 2018, unrealized gains were driven primarily by (i) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were USI, Inc., Heartland Dental LLC (health care sector) and PetVet Care Centers, LLC (health care sector), (ii) mark-to-market gains on our investment in First Data Corporation which is held as a co-investment by KKR, (iii) mark-to-market gains in our growth equity investments held by KKR and through certain consolidated entities, and (iv) mark-to-market gains on investments in our energy portfolio held through certain consolidated entities.
Unrealized Losses from Investment Activities
Partially offsetting the unrealized gains above were unrealized losses relating to (i) mark-to-market losses on alternative credit assets held in our consolidated special situations funds, our investment in Preferred Sands, Inc. (manufacturing sector) held as a co-investment by KKR, our investment in Housing Development Finance Corporation Ltd. (BSE: HDFC) held as an investment by KKR and on investments held at our India debt financing company and (ii) the reversal of previously recognized unrealized gains relating to the partial sale of First Data Corporation, assets sold in our consolidated special situations funds and the sale of real estate investments held through certain consolidated entities.

For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Non-GAAP Operating Results."
Dividend Income

During the three months ended September 30, 2019, the most significant dividends received included $99.4 million from our investment in Fiserv, Inc. which is held as a co-investment by KKR, $7.3 million from our consolidated real estate funds and $6.7 million from our consolidated energy funds. During the three months ended September 30, 2018, the most significant dividends received included $12.8 million from our consolidated energy funds and $12.5 million from our consolidated real estate funds. Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Non-GAAP Operating Results—Operating Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Income

The increase in interest income during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a higher level of interest earned related to (i) the closing of seven additional CLOs subsequent to the three months ended September 30, 2018 and (ii) an increase in the amount of capital deployed in investments held by KKR Real Estate Finance Trust Inc. ("KREF"), a NYSE-listed real estate investment trust ("REIT"), which is consolidated. These increases were partially offset by a decrease in interest income on (i) investments held at our India debt finance company as a result of an increase in non-performing loans (see "—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures") and (ii) interest income from our consolidated special situations funds, primarily related to corporate restructurings in certain underlying investments that resulted in KKR receiving non-interest bearing securities for those investments subsequent to September 30, 2018. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Non-GAAP Operating Results—Operating Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Expense

The increase in interest expense during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to the impact of (i) the closing of seven additional CLOs subsequent to the three months ended September 30, 2018, (ii) increased borrowings under KREF's lending facilities used to finance investments in commercial loans as compared to the prior period and (iii) the issuance of Euro denominated senior notes in the second quarter of 2019. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Operating Results—Operating Expenses—Interest Expense."

Income (Loss) Before Taxes

The decrease in income (loss) before taxes during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was due primarily to a lower level of net gains from investment activities, and to a lesser extent, a lower level of capital allocation-based income and fees and other, net, partially offset by a lower level of compensation and benefits expenses and a higher level of dividend income, in each case as described above.

Income Taxes

For the three months ended September 30, 2019 net income tax expense was $53.1 million compared to a net income tax benefit of $129.4 million for the prior period. The income tax benefit in the prior period was primarily the result of tax benefits recorded on the date of Conversion. Prior to the Conversion, KKR & Co. L.P.’s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR & Co. Inc. is subject to U.S. corporate income taxes, which has resulted in, and we believe will continue to result in, an overall higher income tax expense when compared to periods prior to the Conversion. Our effective tax rate under GAAP for the three months ended September 30, 2019 was 13.63%. For a discussion of factors that impacted KKR's tax provision, see Note 11 "Income Taxes" to the financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2019 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnerships as well as third-party limited partner interests in those investment funds that we consolidate. The decrease from the prior period is due primarily to (i) net losses recorded for the three months ended September 30, 2019 by certain consolidated fund entities that are attributable to third party limited partners, (ii) lower amounts attributable to KKR Holdings in connection with a lower level of income recognized for the three months ended September 30, 2019 and (iii) a reduction in KKR Holdings' ownership percentage in the KKR Group Partnerships as compared to the prior period.

Net Income (Loss) Attributable to KKR & Co. Inc.

The decrease in net income (loss) attributable to KKR & Co. Inc. for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a lower level of net gains from investment activities, and to a lesser extent, a lower level of capital-allocation based income, and higher income tax expense as compared to the prior period, partially offset by a decrease in income attributable to noncontrolling interests, and to a lesser extent, a lower level of compensation and benefits expenses, and a higher level of dividend income as compared to the prior period.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Revenues
Fees and Other	$1,308,206	$1,299,743	$8,463
Capital Allocation-Based Income	1,849,623	1,274,149	575,474
Total Revenues	3,157,829	2,573,892	583,937

Expenses
Compensation and Benefits	1,581,056	1,331,070	249,986
Occupancy and Related Charges	46,777	44,787	1,990
General, Administrative and Other	529,278	475,884	53,394
Total Expenses	2,157,111	1,851,741	305,370

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	2,237,273	2,256,118	(18,845)
Dividend Income	187,744	137,653	50,091
Interest Income	1,068,378	989,354	79,024
Interest Expense	(782,601)	(634,521)	(148,080)
Total Investment Income (Loss)	2,710,794	2,748,604	(37,810)

Income (Loss) Before Taxes	3,711,512	3,470,755	240,757

Income Tax (Benefit)	386,124	(50,804)	436,928

Net Income (Loss)	3,325,388	3,521,559	(196,171)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	19,894	(19,894)
Net Income (Loss) Attributable to Noncontrolling Interests	1,843,781	1,985,961	(142,180)
Net Income (Loss) Attributable to KKR & Co. Inc.	1,481,607	1,515,704	(34,097)

Series A Preferred Stock Dividends	17,466	17,466	—
Series B Preferred Stock Dividends	7,557	7,557	—

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$1,456,584	$1,490,681	$(34,097)

Revenues

For the nine months ended September 30, 2019 and 2018, revenues consisted of the following:

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Management Fees	$611,238	$547,765	$63,473
Fee Credits	(252,809)	(137,804)	(115,005)
Transaction Fees	658,304	619,278	39,026
Monitoring Fees	79,621	63,125	16,496
Incentive Fees	—	14,038	(14,038)
Expense Reimbursements	121,157	108,999	12,158
Oil and Gas Revenue	36,714	40,995	(4,281)
Consulting Fees	53,981	43,347	10,634
Total Fees and Other	1,308,206	1,299,743	8,463

Carried Interest	1,581,045	1,097,673	483,372
General Partner Capital Interest	268,578	176,476	92,102
Total Capital Allocation-Based Income	1,849,623	1,274,149	575,474

Total Revenues	$3,157,829	$2,573,892	$583,937

Total Fees and Other for the nine months ended September 30, 2019 increased compared to the nine months ended September 30, 2018 primarily as a result of an increase in transaction fees, largely offset by a corresponding increase in fee credits, management fees and expense reimbursements.

Transaction fees increased overall primarily from a higher level of transaction fees earned in our Private Markets business line, and to a lesser extent, our Public Markets business line. Partially offsetting these increases was a decrease in fees earned in our Capital Markets business line.

The increase in fee credits was due primarily to the increase in transaction and monitoring fees. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. Transaction fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

For a more detailed discussion of the factors that affected our transaction and monitoring fees during the period, see "—Analysis of Non-GAAP Operating Results—Operating Revenues."

The increase in management fees during the nine months ended September 30, 2019 compared to the prior period was due primarily to management fees earned from our European Fund V which entered its investment period subsequent to the third quarter of 2018 and Global Infrastructure Investors III Fund which entered its investment period during the third quarter of 2018. Partially offsetting this increase was a decrease in management fees and incentive fees related to our BDC platform as a result of the FS Investments Transaction that closed in the second quarter of 2018. KKR reports its investment in FS/KKR Advisor using the equity method of accounting, and as such, KKR reflects its allocation of the net income of this entity as investment income. Accordingly, the management fees and incentive fees of the BDCs that had been reported in fees and other revenues prior to the closing of the FS Investments Transaction are now reflected on a net basis as part of our allocation of the net income of this entity within investment income. This decreased our reported gross management fees and incentive fees when compared to the prior period.

The increase in carried interest and general partner capital interest during the nine months ended September 30, 2019 compared to the prior period was due primarily to a higher level of net appreciation in the value of our private equity investment portfolio as compared to the nine months ended September 30, 2018.

Compensation and Benefits Expenses

The increase in compensation and benefits expenses during the nine months ended September 30, 2019 compared to the prior period was primarily due to an increase in carried interest compensation resulting from a higher level of appreciation in the value of our private equity portfolio as compared to the prior period and to a lesser extent higher cash compensation. This increase was partially offset by lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

General, Administrative and Other Expenses

The increase in general, administrative and other expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to (i) a higher level of expenses that are creditable to our investment funds in the current period, in particular a higher level of broken-deal expenses and (ii) a higher level of expenses related to capital raising efforts. These increases were partially offset by a lower level of financing costs incurred related to debt at new consolidated CLOs compared to the prior period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Nine Months Ended
	September 30, 2019	September 30, 2018
	($ in thousands)
Private Equity	$2,005,568	$1,269,275
Credit	(209,796)	(422,033)
Investments of Consolidated CFEs	182,596	(93,138)
Real Assets	18,782	324,408
Equity Method - Other	432,955	326,068
Other Investments	(146,036)	(334,244)
Debt Obligations and Other	(305,925)	519,182
Other Net Gains (Losses) from Investment Activities	259,129	666,600
Net Gains (Losses) from Investment Activities	$2,237,273	$2,256,118

Net Gains (Losses) from Investment Activities for the nine months ended September 30, 2019
The net gains from investment activities for the nine months ended September 30, 2019 were comprised of net realized gains of $407.1 million and net unrealized gains of $1,830.2 million.
Investment gains and losses relating to investments in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income as described above. For a discussion and analysis of the primary investment gains or losses relating to individual investments in our unconsolidated funds, see also "—Analysis of Non-GAAP Operating Results—Operating Revenues."
Realized Gains and Losses from Investment Activities
For the nine months ended September 30, 2019, net realized gains related primarily to realized gains on (i) the sales of assets in our consolidated special situations funds, (ii) the sale of our investment in Trainline PLC, and (iii) the sale of our investment in Sedgwick Claims Management Services, Inc. (financial services sector). Partially offsetting these realized gains were realized losses, the most significant of which related to the sale of DoubleDutch, Inc. (technology sector).
Unrealized Gains from Investment Activities
For the nine months ended September 30, 2019, unrealized gains were driven primarily by (i) mark-to-market gains on our investment in Fiserv, Inc., which is held in our funds and as a co-investment by KKR, (ii) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were PetVet Care Centers, LLC, Heartland Dental,

LLC, and USI, Inc. and, (iii) mark-to-market gains on our growth equity investments held by KKR and certain consolidated entities, the most significant of which was BridgeBio Pharma, Inc.
Unrealized Losses from Investment Activities
Partially offsetting the unrealized gains above were unrealized losses relating to (i) mark-to-market losses in our energy investments held through certain consolidated entities, (ii) mark-to-market losses on investments held at our India debt financing company, and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above. For more details regarding investments held at our India debt financing company, see "—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures."
For a more detailed discussion of other factors that affected KKR's realized investment income and losses, see "—Analysis of Non-GAAP Operating Results."
Net Gains (Losses) from Investment Activities for the nine months ended September 30, 2018
The net gains from investment activities for the nine months ended September 30, 2018 were comprised of net realized gains of $426.2 million and net unrealized gains of $1,829.9 million.
Realized Gains and Losses from Investment Activities
For the nine months ended September 30, 2018, realized gains related primarily to realized gains on (i) the FS Investments Transaction, (ii) the sale of assets in our consolidated special situations funds, (iii) the partial sale of our investment in First Data Corporation which is held as a co-investment by KKR, (iv) the sale of real estate investments held through certain consolidated entities, (v) the sale of energy investments held through certain consolidated entities and (vi) the sale of our investment in Next Issue Media LLC (technology sector) which was held by KKR.
Partially offsetting these realized gains were realized losses primarily relating to the write-off of Trinity Holdings LLC (energy sector) and certain CLOs during the nine months ended September 30, 2018.
Unrealized Gains from Investment Activities
For the nine months ended September 30, 2018, unrealized gains were driven primarily by (i) mark-to-market gains on our co-investments held by KKR, the most significant of which was First Data Corporation, (ii) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were USI, Inc., PetVet Care Centers, LLC, and Heartland Dental LLC, (iii) the reversal of previously recognized unrealized losses related to the write-off of Trinity Holdings LLC and certain CLOs as described above, (iv) mark-to-market gains in our growth equity investments held by KKR and certain consolidated entities and (v) mark-to-market gains on investments in our energy portfolio held through certain consolidated funds.
Unrealized Losses from Investment Activities
Partially offsetting the unrealized gains above were unrealized losses relating to (i) the reversal of previously recognized unrealized gains relating to the partial sale of First Data Corporation, assets sold in our consolidated special situations funds and the sale of real estate investments held through certain consolidated entities and (ii) mark-to-market losses on our investment in Preferred Sands, Inc. held by KKR, investments held at our India debt financing company, and our investment in Housing Development Finance Corporation Ltd. which is held as an investment by KKR.
For a discussion of other factors that affected KKR's investment income, see "—Analysis of Non-GAAP Operating Results."
Dividend Income
During the nine months ended September 30, 2019, the most significant dividends received included $99.4 million from our investment in Fiserv, Inc. which is held as a co-investment by KKR, $23.0 million from our consolidated real estate funds, $12.6 million from our consolidated special situations funds, and $12.3 million from our consolidated energy funds. During the nine months ended September 30, 2018, the most significant dividends received included $43.4 million from our consolidated energy funds, $34.0 million from our consolidated special situations funds, and $26.2 million from our consolidated real estate funds. Significant dividends from portfolio companies or consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Non-GAAP Operating Results—Operating Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Income

The increase in interest income during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a higher level of interest earned related to (i) the closing of seven additional consolidated CLOs subsequent to September 30, 2018, (ii) an increase in consolidated credit funds earning interest and (iii) an increase in the amount of capital deployed in investments held by KREF, which is consolidated, as compared to the prior period. Partially offsetting this increase is a decrease in interest income related to (i) interest income from our consolidated special situations funds, primarily related to corporate restructurings in certain underlying investments that resulted in KKR receiving non-interest bearing securities for those investments subsequent to September 30, 2018 and (ii) investments held at our India debt finance company as a result of an increase in non-performing loans (see "—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures"). For a discussion of other factors that affected KKR's interest income, see "—Analysis of Non-GAAP Operating Results—Operating Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Expense

The increase in interest expense during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to (i) the impact of the closing of seven additional consolidated CLOs subsequent to September 30, 2018, (ii) increased borrowings from asset backed financing vehicles managed by KKR and (iii) the issuance of Euro denominated senior notes in the second quarter of 2019. These increases were partially offset by a decrease in interest expense incurred at our consolidated credit funds. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Operating Results—Operating Expenses—Interest Expense."

Income (Loss) Before Taxes

The increase in income (loss) before taxes for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due primarily to a higher level of capital allocation-based income, and to a lesser extent, increased interest and dividend income, partially offset by a higher level of compensation and benefits and interest expense.

Income Taxes

For the nine months ended September 30, 2019 income tax expense was $386.1 million compared to a net income tax benefit of $50.8 million for the prior period. The income tax benefit in the prior period was primarily the result of tax benefits recorded on the date of Conversion. Prior to the Conversion, KKR & Co. L.P.'s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR & Co. Inc. is subject to U.S. corporate income taxes, which has resulted in, and we believe will continue to result in, an overall higher income tax expense when compared to periods prior to the Conversion. Our effective tax rate under GAAP for the nine months ended September 30, 2019 was 10.40%. For a discussion of factors that impacted KKR's tax provision, see Note 11 "Income Taxes" to the financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2019 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnerships as well as third-party limited partner interests in those investment funds that we consolidate. The decrease from the prior period is due primarily to a lower level of income recorded by certain consolidated fund entities that is attributable to third party limited partners and to a lesser extent, a reduction in KKR Holdings' ownership percentage in the KKR Group Partnerships as compared to the prior period. Partially offsetting this decrease is an increase in amounts attributable to KKR Holdings in connection with a higher level of income recognized for the nine months ended September 30, 2019 as compared to the prior period.
Net Income (Loss) Attributable to KKR & Co. Inc.
The decrease in net income (loss) attributable to KKR & Co. Inc. for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to income tax expense in the current period as compared to an overall tax benefit in the prior period, and to a lesser extent, increased compensation and benefits and interest expense. Partially offsetting this decrease was an increase in capital allocation-based income, and to a lesser extent, a decrease in income attributable to noncontrolling interests in the current period as compared to the prior period.
Consolidated Statements of Financial Condition

The following table provides the Consolidated Statements of Financial Condition on a GAAP basis as of September 30, 2019 and December 31, 2018.

(Amounts in thousands, except per share amounts)
	As of	As of
	September 30, 2019	December 31, 2018

Assets
Cash and Cash Equivalents	$2,686,985	$1,751,287
Investments	50,844,657	44,907,982
Other Assets	4,113,407	4,084,106
Total Assets	57,645,049	50,743,375

Liabilities and Equity
Debt Obligations	25,281,202	22,341,192
Other Liabilities	3,778,650	3,019,574
Total Liabilities	29,059,852	25,360,766

Redeemable Noncontrolling Interests	—	1,122,641

Stockholders' Equity
Preferred Stock	482,554	482,554
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	9,635,200	8,167,056
Noncontrolling Interests	18,467,443	15,610,358
Total Equity	28,585,197	24,259,968
Total Liabilities and Equity	$57,645,049	$50,743,375

KKR & Co. Inc. Stockholders' Equity Per Outstanding Share of Class A Common Stock	$17.62	$15.27

KKR & Co. Inc. Stockholders’ Equity - Common Stockholders per Outstanding Share of Class A common stock was $17.62 as of September 30, 2019, up from $15.27 as of December 31, 2018. The increase was primarily attributable to net appreciation in the value of our investment portfolio that is attributable to KKR & Co. Inc. net of dividends to Class A common stockholders.

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(3.5) billion and $(5.2) billion during the nine months ended September 30, 2019 and 2018, respectively. These amounts primarily included: (i) proceeds from investments net of investments purchased of $(4.0) billion and $(6.2) billion during the nine months ended September 30, 2019 and 2018, respectively; (ii) net realized gains (losses) on investments of $407.1 million and $426.2 million during the nine months ended September 30, 2019 and 2018, respectively; (iii) change in unrealized gains (losses) on investments of $1,830.2 million and $1,829.9 million during the nine months ended September 30, 2019 and 2018, respectively; and (iv) capital allocation-based income of $1,849.6 million and $1,274.1 million during the nine months ended September 30, 2019 and 2018, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(163.8) million and $(43.3) million during the nine months ended September 30, 2019 and 2018, respectively. Our investing activities included: (i) the purchase of fixed assets of $(160.6) million and $(70.0) million during the nine months ended September 30, 2019 and 2018, respectively; (ii) development of oil and natural gas properties of $(3.2) million for the nine months ended September 30, 2019; and (iii) proceeds from sale of oil and natural gas properties of $26.6 million for the nine months ended September 30, 2018.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $4.7 billion and $4.9 billion during the nine months ended September 30, 2019 and 2018, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling and redeemable noncontrolling interests of $1.0 billion and $1.3 billion during the nine months ended September 30, 2019 and 2018, respectively; (ii) proceeds received net of repayment of debt obligations of $4.0 billion and $3.5 billion during the nine months ended September 30, 2019 and 2018, respectively; (iii) common stock dividends of $(202.7) million and $(256.2) million during the nine months ended September 30, 2019 and 2018, respectively; (iv) net delivery of Class A common stock of $(53.4) million for the nine months ended September 30, 2019 and 2018; (v) repurchases of Class A common stock of $(28.6) million and $(80.7) million during the nine months ended September 30, 2019 and 2018, respectively; and (vi) preferred stock dividends of $(25.0) million during the nine months ended September 30, 2019 and 2018.

Analysis of Non-GAAP Operating Results

The following is a discussion of the results of our business on a non-GAAP basis for the three and nine months ended September 30, 2019 and 2018. You should read this discussion in conjunction with the information included under "—Basis of Accounting—Key Non-GAAP and Other Operating and Performance Measures" and the financial statements and related notes included elsewhere in this report.

The following tables set forth information regarding KKR's operating results and certain key operating metrics as of and for the three months ended September 30, 2019 and 2018.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

OPERATING REVENUES

	Three Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Operating Revenues
Fees and Other, Net
Management Fees	$314,793	$276,595	$38,198
Transaction Fees	164,892	289,030	(124,138)
Monitoring Fees	27,546	20,176	7,370
Fee Credits	(61,308)	(82,187)	20,879
Total Fees and Other, Net	445,923	503,614	(57,691)

Realized Performance Income (Loss)
Carried Interest	296,344	414,609	(118,265)
Incentive Fees	11,184	18,001	(6,817)
Total Realized Performance Income (Loss)	307,528	432,610	(125,082)

Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	26,529	181,026	(154,497)
Interest Income and Dividends	183,705	61,717	121,988
Total Realized Investment Income (Loss)	210,234	242,743	(32,509)

Total Operating Revenues	$963,685	$1,178,967	$(215,282)

OPERATING EXPENSES

	Three Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Operating Expenses
Compensation and Benefits (2)	$385,237	$469,107	$(83,870)
Occupancy and Related Charges	14,141	14,571	(430)
Other Operating Expenses	77,532	73,402	4,130
Total Operating Expenses	$476,910	$557,080	$(80,170)

AFTER-TAX DISTRIBUTABLE EARNINGS

	Three Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
After-tax Distributable Earnings
(+) Total Operating Revenues	$963,685	$1,178,967	$(215,282)
(-) Total Operating Expenses	476,910	557,080	(80,170)
(=) Total Distributable Operating Earnings	486,775	621,887	(135,112)
(-) Interest Expense	48,326	44,696	3,630
(-) Preferred Dividends	8,341	8,341	—
(-) Income (Loss) Attributable to Noncontrolling Interests	881	2,272	(1,391)
(-) Income Taxes Paid	40,429	69,880	(29,451)
After-tax Distributable Earnings	$388,798	$496,698	$(107,900)

(1)	Excludes a non-recurring $22.8 million make-whole premium associated with KKR’s redemption of its 2020 Senior Notes for the three months ended September 30, 2019.

(2)	Includes equity-based compensation of $54.4 million and $59.8 million for the three months ended September 30, 2019 and 2018, respectively.

Operating Revenues

The following sections discuss revenues for each of our business lines on a disaggregated basis for the three months ended September 30, 2019 and 2018.

Private Markets Operating Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Private Markets business line for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$202,632	$176,071	$26,561
Transaction Fees	63,580	93,866	(30,286)
Monitoring Fees	27,546	20,176	7,370
Fee Credits	(44,625)	(73,571)	28,946
Total Fees and Other, Net	249,133	216,542	32,591

Realized Performance Income (Loss)
Carried Interest	281,494	404,709	(123,215)
Incentive Fees	—	—	—
Total Realized Performance Income (Loss)	$281,494	$404,709	$(123,215)

Fees and Other, Net

The increase for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily due to an increase in management fees and monitoring fees, partially offset by a decrease in transaction fees, net of fee credits.

The increase in management fees was primarily due to management fees earned from our European Fund V and Energy Income and Growth Fund II. European Fund V entered its investment periods subsequent to the third quarter of 2018. This net increase was partially offset by decreases due to management fees calculated based on lower levels of invested capital as a result of realizations primarily in our European Fund IV, North America Fund XI, and 2006 Fund.

Recurring monitoring fees increased $7.3 million, which was primarily the result of an increase in the size of monitoring fees earned. For the three months ended September 30, 2019, we had 52 portfolio companies that were paying an average monitoring fee of $0.5 million compared with 55 portfolio companies that were paying an average monitoring fee of $0.4 million for the three months ended September 30, 2018. There were no termination payments for the three months ended September 30, 2019 and 2018. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the IPO and other realization activity in our private equity portfolio, and they are expected to continue to be smaller in size and number compared to prior periods.

The decrease in transaction fees was primarily attributable to a decrease in the size of transaction fees earned. During the three months ended September 30, 2019, there were 20 transaction fee-generating investments that paid an average fee of $3.2 million compared to 17 transaction fee-generating investments that paid an average fee of $5.5 million during the three months ended September 30, 2018. For the three months ended September 30, 2019, approximately 54% of these transaction fees were paid from companies located in Europe, 34% were paid by companies located in North America, and 12% were paid from companies in the Asia-Pacific region. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The decrease in fee credits is due primarily to a lower level of transaction fees which are shared with fund investors.

Realized Performance Income

The following table presents realized carried interest by investment vehicle for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
	($ in thousands)
North America Fund XI	$96,910	$158,452
2006 Fund	78,475	99,304
Asian Fund II	56,633	29,575
European Fund IV	32,138	—
Co-Investment Vehicles and Other	12,876	8,946
Real Estate Partners Americas	3,703	4,935
China Growth Fund	759	6,895
European Fund III	—	86,117
Global Infrastructure Investors	—	16,653
European Fund II	—	1,720
Millennium Fund	—	(7,888)
Total Realized Carried Interest (1)	$281,494	$404,709

(1)	The above table excludes any funds for which there was no realized carried interest during either of the periods presented.

Realized carried interest for the three months ended September 30, 2019 consisted primarily of dividends received from our investment in Fiserv, Inc., and realized gains from the final sales of PRA Health Sciences, Inc. (NASDAQ: PRAH) and National Vision Holdings, Inc. (NASDAQ: EYE), and the partial sale of Trainline PLC.

Realized carried interest for the three months ended September 30, 2018 consisted primarily of realized gains from the sale of Mehiläinen (health care sector) and partial sales of National Vision Holdings, Inc. and PRA Health Sciences, Inc.

Public Markets Operating Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Public Markets business line for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$112,161	$100,524	$11,637
Transaction Fees	17,313	8,666	8,647
Fee Credits	(16,683)	(8,616)	(8,067)
Total Fees and Other, Net	112,791	100,574	12,217

Realized Performance Income (Loss)
Carried Interest	14,850	9,900	4,950
Incentive Fees	11,184	18,001	(6,817)
Total Realized Performance Income (Loss)	$26,034	$27,901	$(1,867)
Fees and Other, Net
The increase for the three months ended September 30, 2019 compared to the prior period was primarily due to an increase in management fees and transaction fees, net of associated fee credits.

The increase in management fees was primarily due to an increase in fees earned from our other alternative credit strategies, leveraged credit strategies, and CLOs, primarily as a result of greater overall FPAUM.
The increase in transaction fees was primarily attributable to an increase in the average size of transaction fees earned during the period.
Realized Performance Income
The net decrease for the three months ended September 30, 2019 compared to the prior period was primarily attributable to lower incentive fees received from BDCs advised by FS/KKR Advisor and hedge fund partnerships, partially offset by higher realized carried interest earned in certain of our alternative credit strategy funds. In the fourth quarter of 2019, we expect to receive incentives fees from our hedge fund partnership, Marshall Wace, of approximately $7 million.
Capital Markets Operating Revenues

The following table presents Transaction Fees in the Capital Markets business line for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Transaction Fees	$83,999	$186,498	$(102,499)

Transaction fees decreased due primarily to a decrease in both the size and number of capital markets transactions for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Overall, we completed 48 capital markets transactions for the three months ended September 30, 2019, of which 9 represented equity offerings and 39 represented debt offerings, as compared to 56 transactions for the three months ended September 30, 2018, of which 12 represented equity offerings and 44 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes. Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the three months ended September 30, 2019, approximately 25% of our transaction fees were earned from unaffiliated third parties as compared to approximately 10% for the three months ended September 30, 2018. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the three months ended September 30, 2019, approximately 43% of our transaction fees were generated outside of North America as compared to approximately 44% for the three months ended September 30, 2018. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate management or monitoring fees.

Principal Activities Operating Revenues

The following table presents Realized Investment Income in the Principal Activities business line for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses)	$26,529	$181,026	$(154,497)
Interest Income and Dividends	183,705	61,717	121,988
Total Realized Investment Income (Loss)	$210,234	$242,743	$(32,509)

Realized Investment Income
The decrease is primarily due to a decreased level of net realized gains, partially offset by an increase in interest income and dividends during the three months ended September 30, 2019 compared to the prior period.
For the three months ended September 30, 2019, net realized gains were comprised of gains primarily from the sale of Private Markets investments including the sales or partial sales of PRA Health Sciences, Inc., Trainline PLC, and National Vision Holdings, Inc., and from the sale of certain investments in our special situations funds. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on Santanol Pty Ltd. (forestry sector).
For the three months ended September 30, 2018, net realized gains were comprised of gains primarily from the sale of Private Markets investments including the partial sales of our investments in First Data Corporation, PRA Health Sciences, Inc., and National Vision Holdings, Inc. and the sale of Mehiläinen.
For the three months ended September 30, 2019, interest income and dividends were comprised of (i) $117.0 million of dividend income from our investment in Fiserv, Inc. and $34.8 million of dividend income from distributions received primarily through our real estate investments including our investment in KREF and (ii) $31.9 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our cash balances and investments held at our India debt finance company which included a reversal of interest income on certain investments as a result of an increase in non-performing loans (see "—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures").
For the three months ended September 30, 2018, interest income and dividends were comprised of (i) $39.7 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our India debt financing company and our cash balances and (ii) $22.0 million of dividend income from distributions received primarily through our energy investments and real estate investments including our investment in KREF.
Subsequent to September 30, 2019, we completed, or expect to complete sales, partial sales or secondary sales with respect to certain private equity portfolio companies and other investments as well as other realization activities such as the receipt of dividends and interest income across our broader portfolio. These realization activities, if and when completed, are expected to result in realized performance income and realized investment income of approximately $925 million in the fourth quarter of 2019 and early 2020, of which approximately $375 million of such amount is expected to be realized in the fourth quarter of 2019. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions; there can be no assurance if or when any of these transactions will be completed.
Operating Expenses
Compensation and Benefits

The decrease for the three months ended September 30, 2019 compared to the prior period was due primarily to lower compensation recorded in connection with lower total operating revenues and lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The increase for the three months ended September 30, 2019 compared to the prior period is primarily due to a higher level of expenses that are creditable to our investment funds, in particular a higher level of broken-deal expenses, as well as a higher level of professional fees and other administrative costs in connection with the growth of the firm. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period. In the fourth quarter of 2019, we expect to incur expenses of approximately $20 million related to the launch of an investment trust to be listed on the Australian stock exchange.

Other Components of After-tax Distributable Earnings
Interest Expense
For the three months ended September 30, 2019 and 2018, interest expense relates primarily to the senior notes outstanding for KKR and KFN. The increase in interest expense for the three months ended September 30, 2019 compared to the prior period is due primarily to the issuance of Euro denominated senior notes in the second quarter of 2019.
Income Taxes Paid
The decrease in income taxes paid is primarily due to a lower level of total distributable operating earnings.
After-tax Distributable Earnings

The decrease in after-tax distributable earnings for the three months ended September 30, 2019 compared to the prior period was due primarily to a lower level of realized performance income, transaction fees, and realized investment income. These decreases were partially offset by an increase in management fees and decrease in compensation and benefits expense in the current period compared to the prior period.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of September 30, 2019 and June 30, 2019:

	As of
	September 30, 2019	June 30, 2019	Change
	($ in thousands)
Assets Under Management	$208,427,000	$205,659,100	$2,767,900
Fee Paying Assets Under Management	$152,997,400	$151,523,600	$1,473,800
Uncalled Commitments	$56,605,200	$56,478,700	$126,500

The following table presents one of our key performance metrics for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$5,043,800	$7,075,800	$(2,032,000)

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from June 30, 2019 to September 30, 2019:

($ in thousands)
June 30, 2019	$112,039,300
New Capital Raised	3,169,900
Distributions and Other	(2,326,500)
Change in Value	1,485,800
September 30, 2019	$114,368,500

AUM for the Private Markets business line was $114.4 billion at September 30, 2019, an increase of $2.4 billion, compared to $112.0 billion at June 30, 2019.

The increase was primarily attributable to (i) new capital raised primarily in our Next Generation Technology Growth Fund II, European Fund V, and Real Estate Credit Opportunities Fund II and (ii) to a lesser extent, an increase in the value of our Private Markets portfolio. These increases were partially offset by distributions to Private Markets fund investors primarily as a result of realizations, most notably in our North America Fund XI, Asian Fund II, and 2006 Fund.

The increase in the value of our Private Markets portfolio was driven primarily by net gains of $0.7 billion in our 2006 Fund, $0.4 billion in Asian Fund III and $0.3 billion in our core investment vehicles.

For the three months ended September 30, 2019, the value of our private equity investment portfolio increased 2.7%. This was comprised of a 3.1% increase in shares prices of various publicly held or publicly indexed investments and a 2.6% increase in value of our privately held investments.

The most significant increases in share prices of various publicly held or publicly indexed investments were increases in Fiserv, Inc., Sonos, Inc. (NASDAQ: SONO), and Laureate Education, Inc. (NASDAQ: LAUR). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were decreases in Gardner Denver Holdings, Inc. (NYSE: GDI), BrightView Holdings, Inc. (NYSE: BV), and Fujian Sunner Development Co. Ltd. (SZ: 002299).

The most significant increases in value of our privately held investments related to KCF Technologies Co. Ltd. (industrial sector), Internet Brands, Inc. (technology sector), and Kokusai Electric Corporation (manufacturing sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Envision Healthcare Corporation (healthcare sector), our energy income and growth portfolio, and A-Gas Limited (services sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables, and with respect to KCF Technologies Co. Ltd. and Kokusai Electric Corporation, increases in valuation reflecting agreements to exit these investments. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

For the three months ended September 30, 2018, the value of our private equity investment portfolio increased 7.2%. This was comprised of a 7.4% increase in value of our privately held investments and a 7.0% increase in the share prices of various publicly held or publicly indexed investments.

The most significant increases in value of our privately held investments related to Sedgwick Claims Management Services, Inc., Kokusai Electric Corporation, and Privilege Underwriters, Inc. (financial services sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Latitude Financial Services Limited (financial services sector), Upfield (consumer products sector) and United Group B.V (telecom sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Sedgwick Claims Management Services, Inc., a valuation that reflects an agreement to sell this investment, (ii) an increase in the value of market comparables, or (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to changes in foreign exchange rates.

The most significant increases in share prices of various publicly held or publicly indexed investments were increases in First Data Corporation, Focus Financial Partners Inc. (NASDAQ: FOCS) (which completed an IPO in the third quarter of 2018) and National Vision Holdings, Inc. These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were decreases in BrightView Holdings, Inc., Qingdao Haier Co., Ltd. (SSE: 600690) and Bharti Infratel Limited (BSE: 534816).

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

Public Markets
The following table reflects the changes in our Public Markets AUM from June 30, 2019 to September 30, 2019:

($ in thousands)
June 30, 2019	$93,619,800
New Capital Raised	1,863,200
Distributions	(413,000)
Redemptions	(1,080,800)
Change in Value	69,300
September 30, 2019	$94,058,500
AUM in our Public Markets business line totaled $94.1 billion at September 30, 2019, an increase of $0.5 billion compared to $93.6 billion at June 30, 2019. The increases due to new capital raised were related to multiple strategies, most notably $0.5 billion in both our CLOs and our hedge fund partnerships, $0.4 in other leveraged credit strategies, and $0.2 billion in our alternative credit strategies. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, including our hedge fund partnerships and certain alternative credit strategies.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from June 30, 2019 to September 30, 2019:

($ in thousands)
June 30, 2019	$73,347,400
New Capital Raised	1,448,400
Distributions and Other	(972,200)
Change in Value	500
September 30, 2019	$73,824,100

FPAUM in our Private Markets business line was $73.8 billion at September 30, 2019, an increase of $0.5 billion, compared to $73.3 billion at June 30, 2019.

The increase was primarily attributable to new capital raised of $0.6 billion in our private equity separately managed accounts and $0.5 billion in European Fund V. These increases were partially offset by distributions relating to realizations of $0.2 billion in each of our Asian Fund II and Asian Fund and $0.1 billion in each of our North America Fund XI and 2006 Fund.

Uncalled capital commitments from Private Markets investment funds from which KKR is currently not earning management fees amounted to approximately $12.5 billion at September 30, 2019, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Public Markets
The following table reflects the changes in our Public Markets FPAUM from June 30, 2019 to September 30, 2019:

($ in thousands)
June 30, 2019	$78,176,200
New Capital Raised	2,145,900
Distributions	(130,900)
Redemptions	(977,000)
Change in Value	(40,900)
September 30, 2019	$79,173,300

FPAUM in our Public Markets business line was $79.2 billion at September 30, 2019, an increase of $1.0 billion, compared to FPAUM of $78.2 billion at June 30, 2019. The increases due to new capital raised were related to multiple strategies, most notably $0.6 billion in various alternative credit strategies, $0.5 billion in both our CLOs and our hedge fund partnerships, and $0.4 billion in certain leveraged credit strategies. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, most notably our hedge fund partnerships and certain alternative credit strategies.

Uncalled capital commitments from Public Markets investment funds from which KKR is currently not earning management fees amounted to approximately $7.1 billion at September 30, 2019. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Uncalled Commitments

Private Markets

As of September 30, 2019, our Private Markets business line had $46.6 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $46.3 billion as of June 30, 2019. The net increase is due primarily to new capital raised, which was partially offset by capital called from fund investors to make investments, during the period. See "—Analysis of Non-GAAP Operating Results—Other Operating and Performance Measures—Assets Under Management—Private Markets" for a detailed discussion on new capital raised for the three months ended September 30, 2019.

Public Markets

As of September 30, 2019, our Public Markets business line had $10.0 billion of uncalled capital commitments that could be called for investments in new transactions, as compared to $10.2 billion of uncalled capital commitments as of June 30, 2019. The net decrease was primarily attributable to capital invested across various alternative credit strategies, partially offset by new capital raised in our alternative credit strategies.

Capital Invested and Syndicated Capital
Private Markets Capital Invested
For the three months ended September 30, 2019, Private Markets had $2.4 billion of capital invested as compared to $3.9 billion for the three months ended September 30, 2018. The decrease was driven primarily by a $1.0 billion decrease in capital invested in our private equity strategies (including core investments and growth equity) and a $0.5 billion decrease in capital invested in our real asset strategies. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the three months ended September 30, 2019, 51% of capital deployed in private equity, which includes core and growth equity investments, was in transactions in Europe, 38% was in North America, and 11% was in the Asia-Pacific region.

Public Markets Capital Invested
For the three months ended September 30, 2019, Public Markets had $2.0 billion of capital invested as compared to $1.6 billion for the three months ended September 30, 2018. The increase was primarily due to a higher level of capital deployed in our direct lending strategy and private opportunistic credit strategies, partially offset by a lower level of capital deployed in our special situations strategy.
Capital Markets Syndicated Capital
For the three months ended September 30, 2019, Capital Markets syndicated $0.7 billion of capital as compared to $1.6 billion for the three months ended September 30, 2018. The decrease was primarily due to a decrease in the size and number of syndication transactions in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Overall, we completed four syndication transactions for the three months ended September 30, 2019 as compared to five syndications for the three months ended September 30, 2018. The size and frequency of syndication transactions depend in large part on market conditions and other factors that are unpredictable and outside our control, which may negatively impact the fees generated by our capital markets business from syndication transactions.

The following tables set forth information regarding KKR's operating results and certain key operating metrics as of and for the nine months ended September 30, 2019 and 2018.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

OPERATING REVENUES

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Operating Revenues
Fees and Other, Net
Management Fees	$910,105	$789,630	$120,475
Transaction Fees	655,421	609,800	45,621
Monitoring Fees	79,621	63,100	16,521
Fee Credits	(274,278)	(178,982)	(95,296)
Total Fees and Other, Net	1,370,869	1,283,548	87,321

Realized Performance Income (Loss)
Carried Interest	838,608	959,253	(120,645)
Incentive Fees	52,485	52,059	426
Total Realized Performance Income (Loss)	891,093	1,011,312	(120,219)

Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	146,334	286,381	(140,047)
Interest Income and Dividends	312,969	205,522	107,447
Total Realized Investment Income (Loss)	459,303	491,903	(32,600)

Total Operating Revenues	$2,721,265	$2,786,763	$(65,498)

OPERATING EXPENSES

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Operating Expenses
Compensation and Benefits (2)	$1,088,552	$1,138,149	$(49,597)
Occupancy and Related Charges	44,586	42,819	1,767
Other Operating Expenses (3)	235,285	194,868	40,417
Total Operating Expenses	$1,368,423	$1,375,836	$(7,413)

AFTER-TAX DISTRIBUTABLE EARNINGS

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
After-tax Distributable Earnings
(+) Total Operating Revenues	$2,721,265	$2,786,763	$(65,498)
(-) Total Operating Expenses	1,368,423	1,375,836	(7,413)
(=) Total Distributable Operating Earnings	1,352,842	1,410,927	(58,085)
(-) Interest Expense	139,315	140,362	(1,047)
(-) Preferred Dividends	25,023	25,023	—
(-) Income (Loss) Attributable to Noncontrolling Interests	3,104	4,557	(1,453)
(-) Income Taxes Paid	155,237	103,868	51,369
After-tax Distributable Earnings	$1,030,163	$1,137,117	$(106,954)

(1)
Excludes a non-recurring $22.8 million make-whole premium associated with KKR’s refinancing of its 2020 Senior Notes for the nine months ended September 30, 2019. Given the extraordinary nature of the Conversion, the non-GAAP financial results for the nine months ended September 30, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter of 2018 in advance of the Conversion.

(2)	Includes equity-based compensation of $157.9 million and $185.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

(3)	For the nine months ended September 30, 2018, excludes approximately $11.5 million of non-recurring costs in connection with the Conversion.

Operating Revenues

The following sections discuss revenues for each of our business lines on a disaggregated basis for the nine months ended September 30, 2019 and 2018.

Private Markets Operating Revenues

The following table presents Fees and Other, Net and Realized Performance Income in the Private Markets business line for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$578,494	$490,556	$87,938
Transaction Fees	298,893	189,122	109,771
Monitoring Fees	79,621	63,100	16,521
Fee Credits	(224,546)	(158,163)	(66,383)
Total Fees and Other, Net	732,462	584,615	147,847

Realized Performance Income (Loss)
Carried Interest	813,858	949,353	(135,495)
Incentive Fees	1,485	—	1,485
Total Realized Performance Income (Loss)	$815,343	$949,353	$(134,010)

Fees and Other, Net

The increase for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to an increase in transaction fees, partially offset by a corresponding increase in fee credits, and an increase in management fees.

The increase in transaction fees was primarily attributable to an increase in the size and number of transaction fee-generating investments. During the nine months ended September 30, 2019, there were 46 transaction fee-generating investments that paid an average fee of $6.5 million compared to 32 transaction fee-generating investments that paid an average fee of $5.9 million during the nine months ended September 30, 2018. For the nine months ended September 30, 2019, approximately 34% of these transaction fees were paid by companies located in North America, 33% were paid from companies located in the Asia-Pacific region, and 33% were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The increase in fee credits is due primarily to a higher level of transaction fees which are shared with fund investors.

The increase in management fees was primarily due to (i) management fees earned from our Global Infrastructure Investors III Fund which entered its investment period subsequent to of the second quarter of 2018, (ii) management fees earned from our European Fund V which entered its investment period at the end of the first quarter of 2019 and (iii) increased capital invested in our core investment strategy, for which fees are earned on invested capital. This net increase was partially offset by decreases due to lower management fees calculated based on lower levels of invested capital as a result of realizations primarily in our North America Fund XI, 2006 Fund and European Fund IV.

Realized Performance Income

The following table presents realized carried interest by investment vehicle for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019	September 30, 2018
	($ in thousands)
North America Fund XI	$341,602	$366,017
Asian Fund II	117,418	67,124
2006 Fund	107,186	267,461
European Fund IV	92,731	—
Co-Investment Vehicles and Other	61,529	17,637
European Fund III	58,505	98,110
Core Investment Vehicles	14,449	—
Asian Fund	10,912	28,991
Real Estate Partners Americas	6,488	8,830
China Growth Fund	3,038	11,759
Millennium Fund	—	64,613
Global Infrastructure Investors	—	16,653
European Fund II	—	2,158
Total Realized Carried Interest (1)	$813,858	$949,353

(1)	The above table excludes any funds for which there was no realized carried interest during either of the periods presented.

Realized carried interest for the nine months ended September 30, 2019 consisted primarily of realized gains from the sale of Sedgwick Claims Management Services, Inc., and the partial sale of Trainline PLC and dividends received from our investment in Fiserv, Inc.

Realized carried interest for the nine months ended September 30, 2018 consisted primarily of the partial sales of realized gains from National Vision Holdings, Inc. and GoDaddy Inc. (NYSE: GDDY), and the sale of Mehiläinen.

Public Markets Operating Revenues
The following table presents Fees and Other, Net and Realized Performance Income in the Public Markets business line for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$331,611	$299,074	$32,537
Transaction Fees	53,241	21,897	31,344
Fee Credits	(49,732)	(20,819)	(28,913)
Total Fees and Other, Net	335,120	300,152	34,968

Realized Performance Income (Loss)
Carried Interest	24,750	9,900	14,850
Incentive Fees	51,000	52,059	(1,059)
Total Realized Performance Income (Loss)	$75,750	$61,959	$13,791
Fees and Other, Net
The increase for the nine months ended September 30, 2019 was primarily due to an increase in management fees and transaction fees partially offset by an increase in associated fee credits.

The increase in management fees was primarily due to (i) an increase in fees earned from BDCs advised by FS/KKR Advisor due to a full year of fees in this strategic partnership in 2019 and (ii) increased fees from our CLOs and leveraged credit strategies as a result of greater overall FPAUM. On a non-GAAP basis, KKR's pro rata income from our BDC platform, which is an equity method investment, is included in management fees and incentive fees. On a GAAP basis, such amounts are included in net gains from investment activities.
The increase in transaction fees was primarily attributable to an increase in both the average size and number of transaction fee-generating investments during the period.
Realized Performance Income
The increase for the nine months ended September 30, 2019 compared to the prior period was primarily attributable to realized carried interest earned in three of our alternative credit strategy funds as compared to one during the nine months ended September 30, 2018.
Capital Markets Operating Revenues
The following table presents Transaction Fees in the Capital Markets business line for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Transaction Fees	$303,287	$398,781	$(95,494)
Transaction fees decreased due primarily to a decrease in the size of capital markets transactions and to a lesser extent the number of transactions for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Overall, we completed 151 capital markets transactions for the nine months ended September 30, 2019, of which 24 represented equity offerings and 127 represented debt offerings, as compared to 154 transactions for the nine months ended September 30, 2018, of which 23 represented equity offerings and 131 represented debt offerings. Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the nine months ended September 30, 2019, approximately 24% of our transaction fees were earned from unaffiliated third parties as compared to approximately 19% for the nine months ended September 30, 2018. Our transaction fees are comprised of fees earned from North America, Europe and Asia-Pacific. For the nine months ended September 30, 2019, approximately 56% of our transaction fees were generated outside of North America as compared to approximately 34% for the nine months ended September 30, 2018. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our Capital Markets business line does not generate management or monitoring fees.
Principal Activities Operating Revenues
The following table presents Realized Investment Income in the Principal Activities business line for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	$146,334	$286,381	$(140,047)
Interest Income and Dividends	312,969	205,522	107,447
Total Realized Investment Income (Loss)	$459,303	$491,903	$(32,600)

(1)
Excludes a non-recurring $22.8 million make-whole premium associated with KKR’s refinancing of its 2020 Senior Notes for the nine months ended September 30, 2019. Given the extraordinary nature of the Conversion, the non-GAAP financial results for the nine months ended September 30, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

Realized Investment Income
The decrease in net realized investment income for the nine months ended September 30, 2019 compared to the prior period is primarily due to a decreased level of net realized gains partially offset by an increase in interest income and dividends during for the nine months ended September 30, 2019 compared to the prior period.
For the nine months ended September 30, 2019, net realized gains were comprised primarily of gains from the sale of our investment in GEG German Estate Group AG (financial services sector), the sales or partial sales of our investments in Trainline PLC and Sedgwick Claims Management Services, Inc., and the sale of certain investments in our special situations funds. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on the sale of DoubleDutch, Inc.
For the nine months ended September 30, 2018, net realized gains were comprised primarily of gains from the sale of Private Markets investments including the sales or partial sales of our investments in First Data Corporation, Next Issue Media LLC, Mehiläinen, and National Vision Holdings, Inc., as well as the sale of our alternative credit investment in Amedisys, Inc. (NASDAQ: AMED).
For the nine months ended September 30, 2019, interest income and dividends were comprised of (i) $120.3 million of interest income which consists primarily of interest that is received from our Public Markets investments, including CLOs and other credit investments and, to a lesser extent, our Capital Markets business and our cash balances, (ii) $117.0 million dividend income from our investment in Fiserv, Inc., and $75.7 million of dividend income from distributions received primarily through our real assets investments, including our real estate investment in KREF and our energy investments, as well as certain of our credit investments.
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
Operating Expenses

Compensation and Benefits

The decrease for the nine months ended September 30, 2019 compared to the prior period was due primarily to lower compensation recorded in connection with lower total operating revenues and by lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The increase for the nine months ended September 30, 2019 compared to the prior period is primarily due to a higher level of expenses that are creditable to our investment funds, in particular a higher level of broken-deal expenses, as well as a higher level of professional fees and other administrative costs in connection with the growth of the firm. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Other Components of After-tax Distributable Earnings

Interest Expense

For the nine months ended September 30, 2019 and 2018 interest expense relates primarily to the senior notes outstanding for KKR and KFN. The decrease in interest expense for the nine months ended September 30, 2019 compared to the prior period is due primarily to the redemption of preferred shares at KFN in the first quarter of 2018 and a lower level of borrowings in our Capital Markets business line. The redemption of the 2020 Senior Notes in the third quarter of 2019 resulted in decreased borrowings, partially offset by the issuance of Euro denominated senior notes in the second quarter of 2019 and the issuance of U.S. dollar denominated senior notes in the third quarter of 2019.

Income Taxes Paid
The increase in income taxes paid is primarily due to a higher level of income that is subject to corporate taxes following the Conversion. Prior to the Conversion, KKR's investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR is subject to U.S. corporate income taxes which has resulted in, and we believe will continue to result in, an overall higher income taxes paid when compared to periods prior to the Conversion. As a result of the Conversion, KKR recognized a partial step-up in the tax bases of certain assets that will be recovered as those assets are sold or the bases are amortized. This generally results in a lower level of taxable gains upon realization of carried interest and investment income for those assets that existed on the date of the Conversion. Over time as these assets with higher tax bases are realized, we expect that our income taxes paid and non-GAAP effective tax rate will increase. The pace of such increase is not currently known and is dependent on a variety of factors including the pace at which the assets with higher tax bases are realized and the mix of all assets realized in any given period. Therefore, we cannot predict what the increase, if any, in income taxes paid will be quarter-over-quarter or year-over-year.
After-tax Distributable Earnings

The decrease in after-tax distributable earnings for the nine months ended September 30, 2019 compared to the prior period was due primarily to a lower level of realized performance income and realized investment income. These decreases were partially offset by an increase in management fees.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018	Change
	($ in thousands)
Assets Under Management	$208,427,000	$194,720,400	$13,706,600
Fee Paying Assets Under Management	$152,997,400	$141,007,700	$11,989,700
Uncalled Commitments	$56,605,200	$57,959,000	$(1,353,800)

The following table presents one of our key performance metrics for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$18,222,900	$16,189,100	$2,033,800

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2018 to September 30, 2019:

($ in thousands)
December 31, 2018	$103,396,500
New Capital Raised	8,221,200
Distributions and Other	(7,136,300)
Change in Value	9,887,100
September 30, 2019	$114,368,500

AUM for the Private Markets business line was $114.4 billion at September 30, 2019, an increase of $11.0 billion, compared to $103.4 billion at December 31, 2018.

The increase was primarily attributable to (i) an increase in the value of our Private Markets portfolio and (ii) to a lesser extent, new capital raised primarily in our private equity separately managed accounts, Next Generation Technology Growth Fund II, European Fund V, Real Estate Credit Opportunity Partners II Fund, and Asia Real Estate Partners. These increases were partially offset by distributions to Private Markets fund investors primarily as a result of realizations, most notably in our North America Fund XI, Asian Fund II, European Fund III, and European Fund IV.
The increase in the value of our Private Markets portfolio was driven primarily by net gains of $2.5 billion in our 2006 Fund, $1.5 billion in our Asian Fund III, $1.2 billion in North America Fund XI, $1.1 billion in our Asian Fund II, and $0.7 billion in European Fund IV.
For the nine months ended September 30, 2019, the value of our private equity investment portfolio increased 20.4%. This was comprised of a 45.5% increase in share prices of various publicly held or publicly indexed investments and a 13.2% increase in value of our privately held investments.
The most significant increases in share prices of various publicly held or publicly indexed investments were increases in Fiserv, Inc., Trainline PLC, Gardner Denver Holdings, Inc., and BrightView Holdings Inc. These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were decreases in Coffee Day Resorts Private Limited (NSE: CCD), Tarena International, Inc. (NASDAQ: TEDU), and Focus Financial Partners, LLC.
The most significant increases in value of our privately held investments related to increases in KCF Technologies Co. Ltd., Kokusai Electric Corporation, AppLovin Corporation (technology sector), and Internet Brands, Inc. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Envision Healthcare Corporation, our energy income and growth portfolio, and Academy Ltd (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables, and with respect to KCF Technologies Co. Ltd. and Kokusai Electric Corporation, increases in valuation reflecting agreements to exit these investments. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.
For the nine months ended September 30, 2018, the value of our private equity investment portfolio increased 13.3%. This was comprised of a 15.0% increase in the value of our privately held investments and a 9.9% increase in the value of various publicly held or publicly indexed investments.
The most significant increases in value of our privately held investments related to increases in Sedgwick Claims Management Services, Inc., Internet Brands, Inc., and Ultimate Fighting Championship Ltd. (media sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Arbor Pharmaceuticals, Inc. (health care sector), Westbrick Energy Ltd. (energy sector), and Sundrop Farms Holding Limited (agriculture sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Sedgwick Claims Management Services, Inc., a valuation that reflects an agreement to sell this investment, (ii) an increase in the value of market comparables, or (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook or (ii) a decrease in the value of market comparables.
The most significant increases in share prices of various publicly held or publicly indexed investments were increases in First Data Corporation, GoDaddy Inc. and Focus Financial Partners Inc. (which completed an IPO in the third quarter of 2018). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were decreases in Gardner Denver Holdings, Inc., Bharti Infratel Limited, and Qingdao Haier Co., Ltd.
Public Markets
The following table reflects the changes in our Public Markets AUM from December 31, 2018 to September 30, 2019:

($ in thousands)
December 31, 2018	$91,323,900
New Capital Raised	9,617,700
Distributions	(1,662,600)
Redemptions	(6,219,400)
Change in Value	998,900
September 30, 2019	$94,058,500

AUM in our Public Markets business line totaled $94.1 billion at September 30, 2019, an increase of $2.8 billion compared to AUM of $91.3 billion at December 31, 2018. The increases due to new capital raised were related to multiple strategies, most notably $2.3 billion in certain leveraged credit strategies, $2.1 billion in our alternative credit strategies, and $1.9 billion in each of our hedge fund partnerships and our CLOs. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily from our hedge fund partnerships, certain leveraged credit strategies, and our alternative credit strategies. The increase in value was driven primarily by net increases in value of our hedge fund partnerships and certain leveraged credit strategies.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2018 to September 30, 2019:

($ in thousands)
December 31, 2018	$66,830,000
New Capital Raised	10,042,900
Distributions and Other	(2,804,600)
Net Changes in Fee Base of Certain Funds	(320,800)
Change in Value	76,600
September 30, 2019	$73,824,100

FPAUM in our Private Markets business line was $73.8 billion at September 30, 2019, an increase of $7.0 billion, compared to $66.8 billion at December 31, 2018.

The increase was primarily attributable to new capital raised of $5.5 billion in European Fund V, $2.3 billion in private equity separately managed accounts, and $0.6 billion of capital invested in our core investment vehicles. These increases were partially offset by (i) distributions primarily relating to realizations of $0.6 billion in North America Fund XI, $0.5 billion in Asian Fund II, and $0.4 billion in Asian Fund, and (ii) $0.3 billion of net changes in the fee base of our European Fund IV as a result of this fund entering its post-investment period during which it earns fees on invested rather than committed capital.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from December 31, 2018 to September 30, 2019:

($ in thousands)
December 31, 2018	$74,177,700
New Capital Raised	10,046,300
Distributions	(1,899,100)
Redemptions	(3,801,400)
Change in Value	649,800
September 30, 2019	$79,173,300

FPAUM in our Public Markets business line was $79.2 billion at September 30, 2019, an increase of $5.0 billion compared to FPAUM of $74.2 billion at December 31, 2018. The increases due to new capital raised were related to multiple strategies, most notably $2.4 billion in both our alternative credit strategies and certain leveraged credit strategies, and $1.9 billion in each of our hedge fund partnerships and our CLOs. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily from our hedge fund partnerships, our alternative credit strategies, and certain leveraged credit strategies. The increase in value related primarily to increases at our hedge fund partnerships and various leveraged credit strategies.

Uncalled Commitments
Private Markets
As of September 30, 2019, our Private Markets business line had $46.6 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $48.2 billion as of December 31, 2018. The net decrease is due primarily to capital called from fund investors to make investments during the period, partially offset by new capital raised in various Private Markets investing strategies, and our private equity separately managed accounts.
Public Markets
As of September 30, 2019, our Public Markets business line had $10.0 billion of uncalled capital commitments that could be called for investments in new transactions as compared to $9.8 billion as of December 31, 2018. The net increase is due to new capital raised primarily in our alternative credit strategies, partially offset by capital called from fund investors to make investments during the period.
Capital Invested and Syndicated Capital
Private Markets Capital Invested
For the nine months ended September 30, 2019, Private Markets had $9.6 billion of capital invested as compared to $8.9 billion for the nine months ended September 30, 2018. The increase was driven primarily by a $1.1 billion increase in capital invested in our private equity platform (including core investments and growth equity), partially offset by a $0.3 billion decrease in capital invested in our real assets platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods. During the nine months ended September 30, 2019, 36% of capital deployed in private equity, which includes core and growth equity investments, was in transactions in the Asia-Pacific region, 36% was in Europe and 28% was in North America.
Public Markets Capital Invested
For the nine months ended September 30, 2019, Public Markets had $6.0 billion of capital invested as compared to $5.0 billion for the nine months ended September 30, 2018. The increase was primarily due to a higher level of capital deployed in our private opportunistic credit and revolving credit strategies, partially offset by a lower level of capital deployed in our special situations strategy.
Capital Markets Syndicated Capital
For the nine months ended September 30, 2019, Capital Markets syndicated $2.6 billion of capital as compared to $2.3 billion for the nine months ended September 30, 2018. The increase was primarily due to an increase in the number of syndication transactions in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Overall, we completed 19 syndication transactions for the nine months ended September 30, 2019 as compared to 13 syndications for the nine months ended September 30, 2018. The size and frequency of syndication transactions depend in large part on market conditions and other factors that are unpredictable and outside our control, which may negatively impact the fees generated by our capital markets business from syndication transactions.

Non-GAAP Balance Sheet Measures
The following tables present information with respect to our operating assets, operating liabilities, and book value as of September 30, 2019 and December 31, 2018:

OPERATING ASSETS

	As of
	September 30, 2019	December 31, 2018
	($ in thousands)
Operating Assets
Cash and Short-term Investments	$3,856,836	$2,502,239
Investments	11,544,873	9,847,464
Net Unrealized Carried Interest (1)	1,783,751	1,223,084
Tax Assets	268,405	561,114
Other Assets (2)	3,482,767	3,453,735
Total Operating Assets	$20,936,632	$17,587,636

OPERATING LIABILITIES

	As of
	September 30, 2019	December 31, 2018
	($ in thousands)
Operating Liabilities
Debt Obligations - KKR (ex-KFN)	$3,093,638	$2,367,801
Debt Obligations - KFN	948,517	948,517
Tax Liabilities	169,197	174,395
Other Liabilities	847,591	590,981
Total Operating Liabilities	$5,058,943	$4,081,694

BOOK VALUE

	As of
	September 30, 2019	December 31, 2018
	($ in thousands)
Book Value
(+) Total Operating Assets	$20,936,632	$17,587,636
(-) Total Operating Liabilities	5,058,943	4,081,694
(-) Noncontrolling Interests	24,274	25,382
(-) Preferred Stock	500,000	500,000
Book Value	$15,353,415	$12,980,560

Book Value Per Adjusted Share	$18.22	$15.57
Adjusted Shares	842,585,116	833,938,476

(1)	The following table provides net unrealized carried interest by business line:

	As of
	September 30, 2019	December 31, 2018
Private Markets Business Line	$1,643,009	$1,083,163
Public Markets Business Line	140,742	139,921
Total	$1,783,751	$1,223,084

(2)	Other Assets include KKR's ownership interest in FS/KKR Advisor, LLC and minority ownership interests in hedge fund partnerships.
Book Value Per Adjusted Share
Book value per adjusted share increased 17.0% from December 31, 2018. This increase was due primarily to a broad-based increase in the value of KKR's investment portfolio, including investments held by KKR as well as investments held through investment funds, such as KKR's private equity funds, where KKR is entitled to earn carried interest. For the nine months ended September 30, 2019, the value of KKR's balance sheet portfolio, on a non-GAAP basis, increased 17.9% and KKR's overall private equity portfolio increased 20.4%. The increase in KKR's balance sheet portfolio and net unrealized carried interest was primarily due to mark-to-market gains in our portfolio companies. For a further discussion, see "—Unaudited

Consolidated Results of Operations—Unrealized Gains from Investment Activities" and "—Unaudited Consolidated Results of Operations—Unrealized Losses from Investment Activities." For a discussion of the changes in KKR's private equity portfolio, see "—Analysis of Non-GAAP Operating Results—Other Operating and Performance Measures—AUM." The increase in book value per adjusted share was also due to approximately $1.0 billion of after-tax distributable earnings, partially offset by the payment of dividends during the nine months ended September 30, 2019. For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Operating Results."

The following table presents the holdings of our operating assets by asset class as of September 30, 2019. To the extent investments in our operating assets are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs. For example, during the third quarter of 2019, the India credit markets experienced a downturn, which resulted in the recognition of net unrealized losses in our credit investment portfolio at our India debt finance company of approximately $110 million. As of September 30, 2019, the cumulative unrealized losses on credit investments held at our India debt finance company amounted to approximately $155 million. KKR owns approximately 51% of our India debt finance company and accordingly, 51% of these amounts have been reflected in Other Investments in the table below. If the value of our investments do not change prior to realization, these write-downs would result in future realized investment losses of approximately $79 million based on valuations as of September 30, 2019, which would reduce after-tax Distributable Earnings in future periods.

	As of September 30, 2019
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Funds / SMAs	$3,133,860	$4,356,401	37.8%
Private Equity Co-Investments and Other Equity	2,045,555	3,119,234	27.0%
Private Equity Total	5,179,415	7,475,635	64.8%

Energy	680,615	674,947	5.8%
Real Estate	792,496	842,446	7.3%
Infrastructure	465,805	576,196	5.0%
Real Assets Total	1,938,916	2,093,589	18.1%

Special Situations	572,751	481,965	4.2%
Direct Lending	172,104	170,003	1.5%
Alternative Credit Total	744,855	651,968	5.7%
CLOs	760,522	654,195	5.7%
Other Credit	120,424	109,632	0.9%
Credit Total	1,625,801	1,415,795	12.3%

Other	895,434	559,854	4.8%

Total Investments	$9,639,566	$11,544,873	100.0%

	September 30, 2019
Significant Investments: (2)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
Fiserv, Inc. (NASDAQ: FISV)	$794,978	$1,708,997	14.8%
USI, Inc.	500,111	750,157	6.5%
Heartland Dental LLC	302,255	392,931	3.4%
PetVet Care Centers, LLC	243,188	364,782	3.2%
KKR Real Estate Finance Trust Inc. (NYSE: KREF)	325,000	317,363	2.7%
Total Significant Investments	2,165,532	3,534,230	30.6%

Other Investments	7,474,034	8,010,643	69.4%
Total Investments	$9,639,566	$11,544,873	100.0%

(1)
Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority ownership of subsidiaries that operate KKR's asset management and other businesses, including the general partner interests of KKR's investment funds.

(2)
The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their fair values as of September 30, 2019. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

Reconciliations to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in according with GAAP to KKR's non-GAAP information for the three and nine months ended September 30, 2019 and 2018:
Revenues

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ in thousands)
Total GAAP Revenues	$790,485	$1,129,666	$3,157,829	$2,573,892
(+) Management Fees - Consolidated Funds and Other	108,922	104,356	348,467	270,383
(-) Fee Credits - Consolidated Funds	3,838	8,283	21,469	41,178
(-) Capital Allocation-Based Income (GAAP)	374,268	638,163	1,849,623	1,274,149
(+) Realized Carried Interest	296,344	414,609	838,608	959,253
(+) Realized Investment Income (Loss)	210,234	242,743	459,303	491,903
(-) Revenue Earned by Other Consolidated Entities	29,838	27,749	90,693	84,342
(-) Expense Reimbursements	34,356	38,212	121,157	108,999
Total Operating Revenues	$963,685	$1,178,967	$2,721,265	$2,786,763
Expenses

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ in thousands)
Total GAAP Expenses	$619,533	$740,090	$2,157,111	$1,851,741
(-) Equity-based and Other Compensation - KKR Holdings L.P.	22,539	25,327	69,085	87,269
(-) Unrealized Performance Income Compensation	9,281	57,407	379,181	81,376
(-) Amortization of Intangibles	383	681	1,301	7,028
(-) Reimbursable Expenses	38,515	43,382	140,241	125,787
(-) Operating Expenses relating to Other Consolidated Entities	38,233	37,845	139,248	135,268
(-) Non-recurring Costs (1)	—	—	—	11,501
(+) Other	(33,672)	(18,368)	(59,632)	(27,676)
Total Operating Expenses	$476,910	$557,080	$1,368,423	$1,375,836

(1)	For the nine months ended September 30, 2018, represents non-recurring costs in connection with the conversion.

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$241,213	$640,198	$1,456,584	$1,490,681
(+) Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	175,231	293,659	1,017,827	864,520
(+) Equity-based and Other Compensation - KKR Holdings L.P.	22,539	25,537	68,460	87,479
(+) Amortization of Intangibles and Other, net	49,659	60,948	131,192	58,014
(+) Non-recurring Costs (1)	22,839	—	22,839	11,501
(+) Realized Losses on Certain Investments (2)	—	—	—	729,425
(-) Unrealized Carried Interest	13,695	130,420	924,626	182,130
(-) Net Unrealized Gains (Losses)	130,972	251,346	1,352,181	1,849,077
(+) Unrealized Performance Income Compensation	9,281	57,407	379,181	81,376
(+) Income Tax Expense (Benefit)	53,132	(129,405)	386,124	(50,804)
(-) Income Taxes Paid	40,429	69,880	155,237	103,868
After-tax Distributable Earnings	$388,798	$496,698	$1,030,163	$1,137,117

(1)
For the three and nine months ended September 30, 2019, represents a non-recurring $22.8 million make-whole premium associated with KKR’s refinancing of its 2020 Senior Notes. For the nine months ended September 30, 2018, represents non-recurring costs in connection with the Conversion.

(2)	Represents losses on certain investments which were realized in the second quarter in advance of the Conversion.
The following tables provide reconciliations of certain of KKR's GAAP Consolidated Statements of Financial Condition measures to our non-GAAP Balance Sheet measures as of September 30, 2019 and December 31, 2018.
Assets

	As of
	September 30, 2019	December 31, 2018
Total GAAP Assets	$57,645,049	$50,743,375
(-) Impact of Consolidation of Funds and Other Entities	35,062,874	31,888,471
(-) Carry Pool Reclassification	1,308,238	922,977
(-) Other Reclassifications	337,305	344,291
Total Operating Assets	$20,936,632	$17,587,636
Liabilities

	As of
	September 30, 2019	December 31, 2018
Total GAAP Liabilities	$29,059,852	$25,360,766
(-) Impact of Consolidation of Funds and Other Entities	22,355,366	20,011,804
(-) Carry Pool Reclassification	1,308,238	922,977
(-) Other Reclassifications	337,305	344,291
Total Operating Liabilities	$5,058,943	$4,081,694

KKR & Co. Inc. Stockholders' Equity - Common Stockholders

	As of
	September 30, 2019	December 31, 2018
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	$9,635,200	$8,167,056
(+) Impact of Consolidation of Funds and Other Entities	248,003	205,502
(-) Other Reclassifications	17,446	17,446
(+) Noncontrolling Interests Held by KKR Holdings L.P.	5,487,658	4,625,448
Book Value	$15,353,415	$12,980,560

The following table provides reconciliations of KKR's GAAP Shares of Class A Common Stock Outstanding to Adjusted Shares:

	As of
	September 30, 2019	December 31, 2018
GAAP Shares of Class A Common Stock Outstanding	546,838,969	534,857,237
Adjustments:
KKR Holdings Units (1)	295,746,147	299,081,239
Adjusted Shares (2)	842,585,116	833,938,476

Unvested Shares of Class A Common Stock (3)	24,767,187	33,408,491

(1)	Class A common stock that may be issued by KKR & Co. Inc. upon exchange of units in KKR Holdings for Class A common stock.

(2)	Amounts exclude unvested equity awards granted under our Equity Incentive Plans.

(3)
Represents equity awards granted under our Equity Incentive Plans. The issuance of Class A common stock of KKR & Co. Inc. pursuant to awards under our Equity Incentive Plans dilutes KKR Class A common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. Excludes the award of 2,500,000 restricted stock units granted to each of our Co-Presidents/Co-Chief Operating Officers during 2017 that have not met their market-price based vesting condition as of September 30, 2019 or December 31, 2018. See Note 12 "Equity Based Compensation" to the financial statements included elsewhere in this report.

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends), as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products, and other growth initiatives, including acquisitions of other investments, assets, and businesses; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our stockholders and holders of our Series A and Series B Preferred Stock; and (vii) paying borrowings, interest payments, and repayments under credit agreements, our senior notes, and other borrowing arrangements. See "—Liquidity—Liquidity Needs—Dividends."

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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of September 30, 2019, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report.

As of September 30, 2019, netting holes in excess of $50 million existed at two of our private equity funds, which were 2006 Fund and Asian Fund, which had netting holes of approximately $110 million and $55 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

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

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to:

•
continue to grow our business lines, including seeding new strategies, funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies, pay the costs related to fundraising and launching of new strategies, and otherwise supporting investment vehicles which we sponsor;

•
warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, vehicles, accounts or CLOs pending the contribution of committed capital by the investors in such vehicles, and advancing capital to them for operational or other needs;

•	service debt obligations including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses and contingencies, including litigation matters;

•	pay corporate income taxes following the Conversion;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	pay cash dividends in accordance with our dividend policy for our Class A common stock or the terms of our preferred stock;

•	underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;

•	make future purchase price payments in connection with our proprietary investments, such as our hedge fund partnership with Marshall Wace, to the extent not paid by newly issued Class A common stock;

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

KKR & Co. Inc. Share Repurchase Program

Under the terms of our share repurchase program, KKR is authorized to repurchase its Class A common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any Class A common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of Class A common stock, and the program may be suspended, extended, modified or discontinued at any time. As of September 30, 2019, $447 million was available under the repurchase program.

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

Capital Commitments
The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 8% of a fund's total capital commitments at final closing; however, the size of our general partner commitment to certain funds pursuing newer strategies may exceed this range. The following table presents our uncalled commitments to our active investment funds as of September 30, 2019:

Uncalled Commitments
Private Markets	($ in thousands)
Core Investment Vehicles	$1,972,000
Americas Fund XII	437,500
European Fund V	400,000
Asian Fund III	366,200
Global Infrastructure III	266,500
Asia Real Estate Partners	250,000
Energy Income and Growth II	154,200
Next Generation Technology Growth II	150,000
Health Care Strategic Growth	124,400
Real Estate Partners Americas II	109,800
Global Impact Fund	100,000
Real Estate Credit Opportunity Partners II	50,000
Next Generation Technology Growth	21,000
European Fund IV	13,000
Other Private Markets Vehicles	159,400
Total Private Markets Commitments	4,574,000

Public Markets
Special Situations Fund III	400,000
Special Situations Fund II	83,900
Lending Partners Europe II	56,000
Private Credit Opportunities Partners II	20,100
Lending Partners III	17,200
Lending Partners Europe	11,300
Other Public Markets Vehicles	114,100
Total Public Markets Commitments	702,600

Total Uncalled Commitments	$5,276,600
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets primarily in our Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets business line. As of September 30, 2019, these commitments amounted to $398.1 million and $689.6 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for our Capital Markets business line are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown occurring after September 30, 2019. Our capital markets business has an arrangement with a third party, which reduces our risk when underwriting certain debt transactions, and thus our unfunded commitments as of September 30, 2019 are reduced to reflect the amount to be funded by such third party. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

Investment in Marshall Wace
Due to the exercise of the final tranche of options agreed to between Marshall Wace and KKR, KKR expects to acquire an additional 5.0% interest in Marshall Wace in the fourth quarter of 2019. The acquisition is expected to be completed with a combination of cash and shares of Class A common stock.
Tax Receivable Agreement
We may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings, which may result in an increase in our tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former principals who have exchanged KKR Holdings units for KKR Class A common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the agreement. As of September 30, 2019, an undiscounted payable of $125.5 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of September 30, 2019, approximately $35.8 million of cumulative cash payments have been made under the tax receivable agreement.
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
Dividends
A dividend of $0.125 per share of Class A common stock has been declared, which will be paid on November 26, 2019 to holders of record of Class A common stock as of the close of business on November 11, 2019.
A dividend of $0.421875 per share of Series A Preferred Stock has been declared and set aside for payment on December 16, 2019 to holders of record of Series A Preferred Stock as of the close of business on December 1, 2019. A dividend of $0.406250 per share of Series B Preferred Stock has been declared and set aside for payment on December 16, 2019 to holders of record of Series B Preferred Stock as of the close of business on December 1, 2019.
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
We classified 7.1% of total investments measured and reported at fair value as Level I at September 30, 2019.
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
We classified 37.5% of total investments measured and reported at fair value as Level II at September 30, 2019.
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
We classified 55.4% of total investments measured and reported at fair value as Level III at September 30, 2019. The valuation of our Level III investments at September 30, 2019 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.

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
Across the total Level III private equity investment portfolio (including core investments), and including investments in both consolidated and unconsolidated investment funds, approximately 57% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 2% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of September 30, 2019, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 38%, 47%, and 15%, respectively.
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
For GAAP purposes, where KKR holds energy investments consisting of working interests in oil and gas-producing properties directly and not through an investment fund, such working interests are consolidated based on the proportion of the working interests held by us. Accordingly, we reflect the assets, liabilities, revenues, expenses, investment income and cash flows of the consolidated working interests on a gross basis and changes in the value of these energy investments are not reflected as unrealized gains and losses in the consolidated statements of operations. Accordingly, a change in fair value for these investments does not result in a decrease in net gains (losses) from investment activities, but may result in an impairment charge reflected in general, administrative and other expenses. For non-GAAP purposes, these directly held working interests are treated as investments and changes in value are reflected in our operating results as unrealized gains and losses.
On a non-GAAP basis, our energy real asset investments in oil and gas-producing properties as of September 30, 2019 had a fair value of approximately $675 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in book value of $67.5 million. As of September 30, 2019, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that book value would have been approximately $115 million lower.
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
For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 5% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR's investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of September 30, 2019, less than 2% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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
As of September 30, 2019, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of September 30, 2019, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of September 30, 2019, investments which represented greater than 5% of total non-GAAP investments consisted of Fiserv, Inc. and USI, Inc. valued at $1,709.0 million and $750.2 million, respectively. On July 29, 2019, shares of First Data Corporation were exchanged into shares of Fiserv, Inc. in connection with the closing of the merger transaction. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Fiserv, Inc. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There was no material change in our market risks during the three and nine months ended September 30, 2019. For additional information, please refer to our Annual Report.
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
 As of the period ended September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the period ended September 30, 2019, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three or nine months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Share Repurchases in the Third Quarter of 2019
Under the current repurchase program, KKR is authorized to repurchase its Class A common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any Class A common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of Class A common stock, and the program may be suspended, extended, modified or discontinued at any time.
In addition to the repurchases of Class A common stock described above, subsequent to May 3, 2018, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of Class A common stock. From October 27, 2015 through September 30, 2019, KKR has paid approximately $289 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of Class A common stock or its equivalent upon the vesting of equity awards representing 14.9 million shares of Class A common stock. Of these amounts, equity awards representing 11.0 million shares of Class A common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our Class A common stock during the third quarter of 2019. No shares of Class A common stock were repurchased during the third quarter of 2019 and no equity awards were retired during the third quarter of 2019. From inception of the repurchase program through September 30, 2019, we have repurchased or retired a total of approximately 44.5 million shares of Class A common stock under the program at an average price of approximately $17.06 per share.

Issuer Purchases of Class A Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2019 to July 31, 2019)	—	$—	40,585,002	$446,605
Month #2 (August 1, 2019 to August 31, 2019)	—	$—	40,585,002	$446,605
Month #3 (September 1, 2019 to September 30, 2019)	—	$—	40,585,002	$446,605
Total through September 30, 2019	—

(1) Amounts have been reduced by retirements of equity awards occurring after May 3, 2018.

Other Equity Securities
During the third quarter of 2019, 1,215,449 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of shares of our Class A common stock. This resulted in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings. In November 2019, approximately 5.4 million KKR Group Partnership Units are expected to be exchanged by KKR Holdings into an equal number of shares of our Class A common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS.
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of KKR & Co. Inc. (incorporated herein by reference to Exhibit 3.2 KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).
3.2	Bylaws of KKR & Co. Inc. (incorporated herein by reference to Exhibit 3.3 of KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).
10.1	Independent Director Compensation Program.
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and September 30, 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and September 30, 2018; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2019 and September 30, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

KKR & CO. INC.

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer)

DATE:	November 5, 2019