Form 10-K
period 2019-12-31
KKR & Co. Inc.
filed 2020-02-18
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Class A common stock of the registrant held by non-affiliates as of June 30, 2019, was approximately $13.1 billion. As of February 10, 2020, the registrant had 558,046,130 shares of Class A common stock, 1 share of Class B common stock and 290,381,345 shares of Class C common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

KKR & CO. INC.

FORM 10-K

For the Year Ended December 31, 2019

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

In this report, references to "KKR," "we," "us" and "our" refer to (i) KKR & Co. Inc. and its subsidiaries following the conversion from a Delaware limited partnership named KKR & Co. L.P. into a Delaware corporation named KKR & Co. Inc. on July 1, 2018 (the "Conversion") and (ii) KKR & Co. L.P. and its subsidiaries prior to the Conversion, in each case, except where the context requires otherwise. KKR & Co. L.P. became listed on the New York Stock Exchange ("NYSE") on July 15, 2010 under the symbol "KKR." On January 1, 2020, KKR completed an internal reorganization (the "Reorganization"), which was undertaken to, among other purposes, simplify KKR's internal structure following the Conversion. In the Reorganization, (i) KKR Management Holdings L.P. and KKR International Holdings L.P., which were former intermediate holdings companies for KKR's business, were combined with another intermediate holding company, KKR Fund Holdings L.P., which changed its name to KKR Group Partnership L.P. ("KKR Group Partnership") and became the sole intermediate holding company for KKR's business, (ii) the issuers of each series of KKR’s outstanding senior notes were contributed to KKR Group Partnership and the guarantees by KKR International Holdings L.P. and KKR Management Holdings L.P. under the senior notes were automatically and unconditionally released and discharged pursuant to the terms of the indentures governing such senior notes, with KKR Group Partnership remaining as a guarantor and (iii) the ownership interests of certain operating subsidiaries of KKR Group Partnership were reorganized. In connection with the 6.75% Series A Preferred Stock ("Series A Preferred Stock") and 6.50% Series B Preferred Stock ("Series B Preferred Stock") of KKR & Co. Inc., KKR Group Partnership has series of preferred units issued and outstanding with economic terms designed to mirror those of the Series A Preferred Stock and Series B Preferred Stock, respectively.

References to our Class A common stock, Series A Preferred Stock or Series B Preferred Stock for periods prior to the Conversion mean the common units, Series A preferred units and Series B preferred units of KKR & Co. L.P., respectively. References to "KKR Group Partnerships" for periods prior to the Reorganization mean KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, and references to "KKR Group Partnership" for periods following the Reorganization mean KKR Group Partnership L.P. References to a "KKR Group Partnership Unit" mean (i) one Class A partner interest in each of KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, for periods prior to the Reorganization and (ii) one Class A partner interest in KKR Group Partnership for periods following the Reorganization. References to the "Class B Stockholder" are to KKR Management LLP, the holder of the sole share of our Class B common stock, which converted from a limited liability company named KKR Management LLC to a limited liability partnership in the Reorganization.

Contemporaneously with the Reorganization, KKR acquired KKR Capstone Americas LLC and its affiliates ("KKR Capstone") on January 1, 2020. References to "non-employee operating consultants" for periods prior to the acquisition include employees of KKR Capstone, who were not employees of KKR during such periods. Prior to the acquisition, KKR Capstone was owned and controlled by its senior management and was not a subsidiary or affiliate of KKR.

Unless otherwise indicated, references to equity interests in KKR's business, or to percentage interests in KKR's business, reflect the aggregate equity interests in KKR Group Partnership and are net of amounts that have been allocated to our principals and other employees and non-employee operating consultants in respect of the carried interest from KKR's business as part of our "carry pool" and certain minority interests. References to "principals" are to our senior employees who hold interests in KKR's business through KKR Holdings L.P. ("KKR Holdings") or another KKR entity, and references to our "senior principals" are to our senior employees who hold interests in the Class B Stockholder.

In this report, the term "GAAP" refers to accounting principles generally accepted in the United States of America.

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP, including after-tax distributable earnings, fee related earnings ("FRE") and book value. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These non-GAAP financial measures should not be considered as a substitute for, or superior to, similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliations to GAAP Measures." This report also uses the terms assets under management ("AUM"), fee paying assets under management ("FPAUM"), capital invested and syndicated capital. You should note that our calculations of these and other operating metrics may differ from the calculations of other investment managers and, as a result, may not be comparable to similar metrics presented by other investment managers. These non-GAAP and operating metrics are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Non-GAAP and Other Operating and Performance Measures."

References to our "funds" or our "vehicles" refer to investment funds, vehicles and accounts advised, sponsored or managed by one or more subsidiaries of KKR, including collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS") vehicles, unless the context requires otherwise. They do not include investment funds, vehicles or accounts of any hedge fund or other manager with which we have formed a strategic partnership where we have acquired an ownership interest.

Unless otherwise indicated, references in this report to our fully exchanged and diluted Class A common stock outstanding, or to our Class A common stock outstanding on a fully exchanged and diluted basis, reflect (i) actual shares of Class A common stock outstanding, (ii) shares of Class A common stock into which KKR Group Partnership Units held by KKR Holdings are exchangeable pursuant to the terms of the exchange agreement described in this report, (iii) shares of Class A common stock issuable in respect of exchangeable equity securities issued in connection with the acquisition of Avoca Capital ("Avoca"), all of which have been exchanged as of December 31, 2018, and (iv) Class A common stock issuable pursuant to any equity awards actually granted from the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") or the KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, our "Equity Incentive Plans"). Our fully exchanged and diluted Class A common stock outstanding does not include shares of Class A common stock available for issuance pursuant to the Equity Incentive Plans for which equity awards have not yet been granted.

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
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 360 private equity investments in portfolio companies with a total transaction value in excess of $630 billion as of December 31, 2019. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, capital markets, infrastructure, energy, real estate, growth equity and core investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of December 31, 2019, approximately 77% of our FPAUM are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.
Our Firm
With offices around the world, we have established ourselves as a leading global investment firm. We have multilingual and multicultural investment teams with local market knowledge and significant business, investment and operational experience in the countries in which we invest. We believe that our global capabilities and "one-firm" philosophy have helped us to raise capital, capture a greater number of investment opportunities, and assist our portfolio companies in their increasing reliance on global markets and sourcing, while enabling us to diversify our operations.
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
Since our inception, one of our fundamental philosophies has been to align the interests of the firm and our principals with the interests of our fund investors, portfolio companies and other stakeholders. We achieve this by putting our own capital behind our ideas. As of December 31, 2019, we and our employees and other personnel have approximately $18.6 billion invested in or committed to our own funds and portfolio companies, including $10.6 billion funded from our balance sheet, $5.2 billion of additional commitments from our balance sheet to investment funds, $2.0 billion funded from personal investments and $0.8 billion of additional commitments from personal investments.
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

Private Markets

Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity and core investments. We also manage and sponsor investment funds that invest capital in real assets, such as infrastructure, energy and real estate. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of December 31, 2019, our Private Markets business line had $119.3 billion of AUM, consisting of $78.9 billion in private equity (including growth equity and core investments), $27.7 billion in real assets (including infrastructure, energy and real estate) and $12.7 billion in other related strategies.

Private Markets
Assets Under Management (1)
($ in billions)

(1)
For the years 2006 through 2008, AUM are presented pro forma for the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) ("KPE") on October 1, 2009 (the "KPE Transaction"), and therefore exclude the net asset value of KPE and its former commitments to our investment funds. In 2015, our definition of AUM was amended to include capital commitments for which we are eligible to receive fees or carried interest upon deployment of capital and our pro rata portion of the AUM managed by strategic partners in which we hold an ownership interest. AUM for all prior periods have been adjusted to include such changes.

The table below presents information as of December 31, 2019, relating to our current private equity, growth equity, core investment and real asset funds and other investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December 31, 2019.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity and Growth Equity Funds
Americas Fund XII	1/2017	1/2023	$13,500.0	$7,061.9	5.8%	$6,461.8	$89.0	$6,458.0	$7,476.4	$99.4
North America Fund XI	9/2012	1/2017	8,718.4	573.1	2.9%	9,579.6	10,334.2	5,632.8	9,782.4	779.1
2006 Fund (4)	9/2006	9/2012	17,642.2	247.4	2.1%	17,304.5	30,478.7	3,528.7	6,491.9	583.0
Millennium Fund (4)	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	14,123.1	—	6.1	1.3
European Fund V	3/2019	7/2025	6,277.7	6,277.7	1.8%	—	—	—	—	—
European Fund IV	12/2014	3/2019	3,507.2	239.9	5.7%	3,372.9	1,968.6	2,522.5	4,175.9	320.4
European Fund III (4)	3/2008	3/2014	5,507.1	147.3	5.2%	5,359.8	10,447.8	419.5	416.8	3.3
European Fund II (4)	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,507.4	—	34.3	(0.2)
Asian Fund III	4/2017	4/2023	9,000.0	5,011.8	5.6%	4,208.8	486.4	4,166.3	5,677.7	270.6
Asian Fund II	4/2013	4/2017	5,825.0	342.9	1.3%	6,495.2	3,907.4	4,413.1	6,499.1	430.7
Asian Fund (4)	7/2007	4/2013	3,983.3	—	2.5%	3,945.9	8,535.4	173.5	52.6	(22.4)
China Growth Fund (4)	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	805.5	524.7	461.8	(13.6)
Next Generation Technology Growth Fund II	12/2019	12/2025	2,033.3	2,033.3	7.4%	—	—	—	—	—
Next Generation Technology Growth Fund	3/2016	12/2019	658.9	33.8	22.5%	630.6	45.9	613.5	1,060.1	46.4
Health Care Strategic Growth Fund	12/2016	12/2021	1,331.0	1,047.9	11.3%	360.4	82.4	289.3	560.7	31.5
Global Impact Fund	2/2019	2/2025	1,129.3	1,129.3	8.9%	—	—	—	—	—
Private Equity and Growth Equity Funds			91,874.2	24,146.3		70,480.3	89,811.8	28,741.9	42,695.8	2,529.5

Co-Investment Vehicles and Other	Various	Various	9,157.3	2,853.6	Various	6,556.8	4,802.5	4,434.8	6,062.0	477.3

Total Private Equity and Growth Equity Funds			101,031.5	26,999.9		77,037.1	94,614.3	33,176.7	48,757.8	3,006.8

Core Investment Vehicles	Various	Various	9,500.0	5,010.3	36.8%	4,489.7	—	4,489.7	6,196.8	101.0

Real Assets
Energy Income and Growth Fund II	6/2018	6/2021	994.2	581.4	20.1%	416.3	3.4	413.1	427.7	—
Energy Income and Growth Fund	9/2013	6/2018	1,974.2	59.3	12.9%	1,963.4	769.1	1,300.5	1,205.2	—
Natural Resources Fund (4)	Various	Various	887.4	0.9	Various	886.5	123.2	194.2	95.3	—
Global Energy Opportunities	Various	Various	914.1	242.6	Various	501.1	122.9	343.2	279.8	—
Global Infrastructure Investors III	6/2018	6/2024	7,140.6	5,088.7	3.8%	2,081.4	29.5	2,049.1	2,081.9	—
Global Infrastructure Investors II	10/2014	6/2018	3,039.6	177.2	4.1%	3,093.7	593.4	2,744.5	3,562.5	97.3
Global Infrastructure Investors	9/2011	10/2014	1,040.2	25.4	4.8%	1,047.6	1,316.2	377.9	867.5	54.8
Asia Pacific Infrastructure Investors	(5)	(6)	1,439.6	1,439.6	13.9%	—	—	—	—	—
Real Estate Partners Americas II	5/2017	12/2020	1,921.2	964.5	7.8%	1,068.6	181.3	945.2	1,202.9	35.1
Real Estate Partners Americas	5/2013	5/2017	1,229.1	148.2	16.3%	1,010.7	1,268.6	266.3	249.0	17.3
Real Estate Partners Europe	9/2015	12/2019	706.7	274.6	9.3%	504.0	124.8	431.7	544.6	24.4
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130.0	122.2	4.4%	1,007.8	136.8	1,007.8	1,050.4	10.7
Co-Investment Vehicles and Other	Various	Various	5,023.8	3,209.6	Various	1,814.2	801.3	1,810.5	2,088.3	4.0

Real Assets			27,440.7	12,334.2		15,395.3	5,470.5	11,884.0	13,655.1	243.6

Other
Unallocated Commitments (7)			2,333.9	2,333.9	Various	—	—	—	—	—

Private Markets Total			$140,306.1	$46,678.3		$96,922.1	$100,084.8	$49,550.4	$68,609.7	$3,351.4

(1)
The start date represents the date on which the general partner of the applicable fund commenced investment of the fund's capital or the date of the first closing. The end date represents the earlier of (i) the date on which the general partner of the applicable fund was or will be required by the fund's governing agreement to cease making new investments on behalf of the fund, unless extended by a vote of the fund investors and (ii) the date on which the last new investment was made.

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on December 31, 2019, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital, with the limited partners' investment further reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

(4)	The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.

(5)	Upon first investment of the fund.

(6)	Six years from first investment date.

(7)	"Unallocated Commitments" represent unallocated commitments from our strategic investor partnerships.

Performance

We take a long-term approach to Private Markets investing and measure the success of our investments over a period of years rather than months. Given the duration of these investments, the firm focuses on realized multiples of invested capital and internal rates of return ("IRRs") when deploying capital in these transactions. We have nearly doubled the value of capital that we have invested in our Private Markets investment funds, turning $107.8 billion of capital into $213.8 billion of value from our inception in 1976 to December 31, 2019.
Amount Invested and Total Value for
Private Markets Investment Funds
As of December 31, 2019
From our inception in 1976 through December 31, 2019, our investment funds with at least 24 months of investment activity generated a cumulative gross IRR of 25.6%, compared to the 11.8% and 9.1% gross IRR achieved by the S&P 500 Index and MSCI World Index, respectively, over the same period, despite the cyclical and sometimes challenging environments in which we have operated. The S&P 500 Index and MSCI World Index are unmanaged indices and such returns assume reinvestment of distributions and do not reflect any fees or expenses. Our past performance, however, may not be representative of performance in any period other than the period discussed above and is not a guarantee of future results. For example, as of March 31, 2009, the date of the lowest aggregate valuation of our private equity funds during the 2008 and 2009 market downturn, the investments in certain of our private equity funds at the time were marked down to 67% of original cost. For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition" and "Risk Factors—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or our balance sheet investments, of our future results or the performance of our common stock."
The tables below present information as of December 31, 2019, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since December 31, 2019, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	14,123.1	6.1	14,129.2	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,750.8	5,750.8	8,507.4	34.3	8,541.7	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,304.5	30,478.7	6,491.9	36,970.6	12.1%	9.5%	2.1
Asian Fund (2007)	3,983.3	3,945.9	8,535.4	52.6	8,588.0	18.8%	13.5%	2.2
European Fund III (2008) (2)	5,507.1	5,359.8	10,447.8	416.8	10,864.6	16.7%	11.6%	2.0
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	199.6	—	199.6	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010.0	1,010.0	805.5	461.8	1,267.3	6.5%	2.2%	1.3
Natural Resources Fund (2010)	887.4	886.5	123.2	95.3	218.5	(26.4)%	(28.4)%	0.2
Global Infrastructure Investors (2011) (2)	1,040.2	1,047.6	1,316.2	867.5	2,183.7	17.8%	15.8%	2.1
North America Fund XI (2012)	8,718.4	9,579.6	10,334.2	9,782.4	20,116.6	23.9%	19.1%	2.1
Asian Fund II (2013)	5,825.0	6,495.2	3,907.4	6,499.1	10,406.5	16.9%	12.5%	1.6
Real Estate Partners Americas (2013)	1,229.1	1,010.7	1,268.6	249.0	1,517.6	18.5%	13.6%	1.5
Energy Income and Growth Fund (2013)	1,974.2	1,963.4	769.1	1,205.2	1,974.3	0.2%	(2.4)%	1.0
Global Infrastructure Investors II (2014) (2)	3,039.6	3,093.7	593.4	3,562.5	4,155.9	13.3%	11.0%	1.3
European Fund IV (2015) (2)	3,507.2	3,372.9	1,968.6	4,175.9	6,144.5	28.8%	22.4%	1.8
Real Estate Partners Europe (2015) (2)	706.7	504.0	124.8	544.6	669.4	17.5%	10.9%	1.3
Next Generation Technology Growth Fund (2016)	658.9	630.6	45.9	1,060.1	1,106.0	37.0%	29.8%	1.8
Health Care Strategic Growth Fund (2016)	1,331.0	360.4	82.4	560.7	643.1	87.8%	48.0%	1.8
Americas Fund XII (2017)	13,500.0	6,461.8	89.0	7,476.4	7,565.4	14.0%	8.1%	1.2
Real Estate Credit Opportunity Partners (2017)	1,130.0	1,007.8	136.8	1,050.4	1,187.2	11.3%	9.0%	1.2
Core Investment Vehicles (2017)	9,500.0	4,489.7	—	6,196.8	6,196.8	22.9%	21.4%	1.4
Asian Fund III (2017)	9,000.0	4,208.8	486.4	5,677.7	6,164.1	48.2%	34.1%	1.5
Real Estate Partners Americas II (2017)	1,921.2	1,068.6	181.3	1,202.9	1,384.2	34.9%	27.0%	1.3
Global Infrastructure Investors III (2018) (2) (3)	7,140.6	2,081.4	29.5	2,081.9	2,111.4	—	—	—
European Fund V (2019) (2) (3)	6,277.7	—	—	—	—	—	—	—
Energy Income and Growth Fund II (2019) (3)	994.2	416.3	3.4	427.7	431.1	—	—	—
Next Generation Technology Growth Fund II (2019) (3)	2,033.3	—	—	—	—	—	—	—
Global Impact Fund (2019) (3)	1,129.3	—	—	—	—	—	—	—
Asia Pacific Infrastructure Investors (2019) (3)	1,439.6	—	—	—	—	—	—	—
Subtotal - Included Funds	126,158.2	91,331.2	103,315.4	60,179.6	163,495.0	16.0%	12.0%	1.8

All Funds	$142,632.7	$107,805.7	$153,584.7	$60,179.6	$213,764.3	25.6%	18.8%	2.0

(1)	These funds were not contributed to KKR as part of the KPE Transaction.

(2)
Commitment amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on December 31, 2019, in the case of unfunded commitments. The following table presents information regarding investment funds with euro-denominated commitments.

Private Markets Investment Funds	Commitment (€ in millions)
European Fund	€196.5
European Fund II	€2,597.5
European Fund III	€2,882.8
E2 Investors (Annex Fund)	€55.5
Global Infrastructure Investors	€30.0
Global Infrastructure Investors II	€243.8
European Fund IV	€1,626.1
Real Estate Partners Europe	€276.6
Global Infrastructure Investors III	€987.0
European Fund V	€2,144.2

(3)
The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to December 31, 2019. None of the Global Infrastructure Investors III, European Fund V, Energy Income and Growth Fund II, Next Generation Technology Growth Fund II, Global Impact Fund or Asia Pacific Infrastructure Investors has invested for at least 24 months as of December 31, 2019. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.

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
Private Equity
We are a world leader in private equity, having raised 26 private equity funds (including growth equity), as indicated in the table above, with approximately $111.6 billion of capital commitments through December 31, 2019. We invest in industry-leading franchises and attract world-class management teams. Our investment approach leverages our capital base, sourcing advantage, global network and industry knowledge. It also leverages a sizable team of operating professionals, as well as senior advisors and other advisors, many of whom are former chief executive officers and leaders of the business community.
Our traditional private equity investment strategy typically seeks to engage primarily in management buyouts, build-ups, or other investments with a view to acquire a controlling or significant influence. Building upon our four decades of private equity investing experience, we have sourced a number of smaller growth equity investment opportunities, and we expanded our business by launching dedicated growth equity funds in 2016 and 2019 that pursue growth equity investment opportunities in the technology, media and telecommunications ("TMT") sector, primarily in the United States, Canada, Europe and Israel. In 2016, we launched another dedicated growth equity fund to pursue growth equity investment opportunities in the health care sector, primarily in the United States and Europe. As of December 31, 2019, we have received $4.0 billion of capital commitments to our TMT and health care growth equity strategies.
We further expanded on our private equity business by making our first core investment in 2017. Through our core investments strategy, we target investments that have a longer holding period and a lower risk profile, which may not be suitable for our traditional private equity funds. See "—Core Investments Strategy."

Portfolio
The following chart presents information concerning the remaining value of traditional private equity funds by geography through December 31, 2019. We believe that this data illustrates the benefits of our business approach and our ability to source and invest in deals in multiple geographies.
As of December 31, 2019, our traditional private equity portfolio consisted of 106 companies with approximately $165 billion of annual revenues. These companies are headquartered in 19 countries and operate in 20 general industries, which take advantage of our broad and deep industry and operating expertise. Many of these companies are leading franchises with global operations, strong management teams and attractive growth prospects, which we believe will provide benefits through a broad range of business conditions.
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
Due Diligence and the Investment Decision
When an investment team determines that an investment proposal is worth consideration, the proposal is formally presented to the applicable regional investment committee and the due diligence process commences, if appropriate. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and to prepare a framework that may be used from the date of an acquisition to drive operational improvement and value creation. When conducting due diligence, investment teams evaluate a number of important business, financial, tax, accounting, environmental, social, governance, legal and regulatory issues in order to determine whether an investment is suitable. While the due diligence process differs depending on the type of investment we make, generally, in connection with the private equity due diligence process, investment professionals spend significant amounts of time meeting with a company's management and operating personnel, visiting plants and facilities, and where appropriate, speaking with other stakeholders interested in and impacted by the investment in order to understand the opportunities and risks associated with the proposed investment. Our investment professionals may also use the services of outside accountants, consultants, lawyers, investment banks and industry experts as appropriate to assist them in this process. Investment committees or portfolio managers, as applicable, monitor our due diligence practices and approve an investment before it is made.
Building Successful and Competitive Businesses
Portfolio management committees are responsible for working with our investment professionals from the date on which a private equity investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored. When investing in a private equity portfolio company, we partner with management teams to execute on our investment thesis, and we rigorously track performance through regular monitoring of detailed operational and financial metrics as well as appropriate environmental, social and governance issues. We have developed a global network of experienced managers and operating professionals who assist the private equity portfolio companies in making operational improvements and achieving growth. We augment these resources with operational guidance from operating professionals at KKR Capstone, senior advisors, other advisors and investment teams, and with "100-Day Plans" that focus the firm's efforts and drive our strategies. We seek to emphasize efficient capital management, top-line growth, R&D spending, geographical expansion, cost optimization and investment for the long-term.
Realizing Investments
We have developed substantial expertise for realizing private equity investments. From our inception through December 31, 2019, the firm has generated approximately $149.0 billion of cash proceeds from the sale of our private equity portfolio companies in initial public offerings and secondary offerings, dividends, and sales to strategic and financial buyers. When exiting private equity investments, our objective is to structure the exit in a manner that optimizes returns for fund investors and, in the case of publicly traded companies, minimizes the impact that the exit has on the trading price of the company's securities. We believe that our ability to successfully realize investments is attributable in part to the strength and discipline of our portfolio management committees and capital markets business, as well as the firm's longstanding relationships with corporate buyers and members of the investment banking and investing communities.
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
Each private equity fund's general partner is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund's investments. Our private equity funds since 2012 generally have a performance hurdle which requires that we return 7%, compounded annually, to limited partners in the fund prior to receiving our 20% share of net profits realized by limited partners. Such performance hurdles are subject to a catch-up allocation to the general partner after the hurdle has been reached. Our earlier private equity funds do not include a performance hurdle. The timing of receipt of carried interest in respect of investments of our private equity funds is dictated by the terms of the partnership agreements that govern such funds, and is distributed to the general partner of a private equity fund only after all of the following are met: (i) a realization event has occurred (e.g. sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Liquidity" for a discussion of netting holes. Net realized profit or loss is not netted between or among funds. In addition, the agreements governing our private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to fund investors at the end of the life of the fund. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Recognition of Carried Interest in the Statement of Operations" and "Risk Factors—The 'clawback' provision in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors."
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
We also enter into monitoring agreements with our portfolio companies pursuant to which we receive periodic monitoring fees in exchange for providing them with management, consulting and other services, and we typically receive transaction fees for providing portfolio companies with financial, advisory and other services in connection with specific transactions. Monitoring agreements may provide for a termination payment following an initial public offering or change of control, if certain criteria are satisfied. In some cases, we may be entitled to other fees that are paid by an investment target upon closing a transaction or when a potential investment is not consummated. Since 2014, our private equity fund agreements typically require us to share 100% of any monitoring, transaction and other fees that are allocable to a fund (after reduction for expenses incurred allocable to a fund from unconsummated transactions) with fund investors.
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
Because private equity fund investors typically are unwilling to invest their capital in a fund unless the fund's manager also invests its own capital in the fund's investments, our private equity fund documents generally require the general partners of the funds to make minimum capital commitments to the funds. The amounts of these commitments, which are negotiated by fund investors, generally range from 2% to 8% of a fund's total capital commitments at final closing, but may be greater for certain funds (i) where we are pursuing newer strategies, (ii) where third party investor demand is limited, and (iii) where a larger commitment is consistent with the asset allocation strategy our balance sheet is pursuing. When investments are made, the general partner contributes capital to the fund based on its fund commitment percentage and acquires a capital interest in the investment that is not subject to a carried interest or management fees.

Real Assets
Energy
Our energy platform aims to deliver current returns to fund investors through distributions generated by producing and selling oil and natural gas reserves and capital appreciation. The goal is to provide fund investors with exposure to commodity prices and optionality associated with future drilling and production. Our energy platform targets real asset investment opportunities across the upstream and midstream segments of the oil and gas industry. We have acquired and operated oil and natural gas properties in mature basins located primarily in the United States. In acquiring these properties, which are typically considered to be non-core by their sellers, we seek to generate value through optimizing production, reducing operating costs, and optimizing commercial and marketing arrangements. In addition, we have completed investments in oil and gas drilling development transactions with operating companies and have also acquired mineral and royalty interests. We work closely with external teams of technical and operational experts to assist in the selection, evaluation and operation of investments. We invest in these energy strategies primarily through KKR's energy funds. As of December 31, 2019, we have received $3.9 billion of capital commitments to our energy funds and $1.0 billion of capital commitments to this strategy through separately managed accounts.
Infrastructure
Our infrastructure platform seeks to achieve returns including current income through the acquisition and operational improvement of assets important to the functioning of the economy. We believe that the global infrastructure market provides an opportunity for the firm's private investment, operational improvement capabilities and stakeholder engagement. Through this platform we have made investments in power and utilities, midstream, alternative energy, transportation, asset leasing, water and wastewater, and telecommunications infrastructure. As of December 31, 2019, we had received $12.7 billion of capital commitments to our infrastructure funds, and $1.9 billion of capital commitments to this strategy through separately managed accounts and co-investment vehicles.
Real Estate
Our real estate equity platform targets real estate investment opportunities globally, across the United States, Western Europe and Asia-Pacific. Our equity investments include direct investments in real property, debt, special situations transactions and businesses with significant real estate holdings that can benefit from KKR's involvement and operational expertise. We seek to partner with real estate owners, lenders, operators, and developers to provide flexible capital to respond to transaction specific needs, including the outright purchase or financing of existing assets or companies and the funding of future development or acquisition opportunities. Through this strategy, we have made real estate equity investments in residential and commercial assets. We have also established an investment platform with a strategic partner to invest in commercial real estate in the United States. As of December 31, 2019, we have received $5.5 billion of capital commitments through our real estate equity investment funds.
Our real estate credit platform provides capital solutions for real estate transactions with a focus on commercial mortgage-backed securities, whole loans and subordinated debt. As of December 31, 2019, we managed approximately $3.3 billion of assets in our real estate credit strategy, which include KKR Real Estate Finance Trust Inc. ("KREF"), a NYSE-listed real estate investment trust ("REIT"), and $2.0 billion of capital commitments through our real estate credit funds focused on the risk retention tranches of CMBS transactions.

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
Core Investments Strategy
Our core investments strategy targets investments with a longer holding period and a lower risk profile than our traditional private equity or, in certain cases, our real asset investments. The holding periods in core investments are generally longer than 15 years. In 2017, we established core investment vehicles with $6.0 billion of capital commitments from fund investors and $3.5 billion of capital commitments from KKR's balance sheet, through which we aim to make core investments in private equity and real asset opportunities globally.

Public Markets

Through our Public Markets business line, we operate our combined credit and hedge funds platforms. Our credit business invests capital in (i) leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations and private credit strategies such as direct lending and private opportunistic credit (or mezzanine) investment strategies. The funds, CLOs, separately managed accounts, investment companies registered under the Investment Company Act of 1940 (the "Investment Company Act"), including business development companies ("BDCs"), and alternative investment funds ("AIFs") in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland ("CBI"), and FS/KKR Advisor, LLC ("FS/KKR Advisor"), which is a strategic BDC partnership with Franklin Square Holdings, L.P. ("FS Investments"). Our Public Markets business line also includes our hedge funds platform, which consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "hedge fund partnerships"). Our hedge fund partnerships offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds and credit hedge funds.
We intend to continue to grow the Public Markets business line by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

On April 9, 2018, we completed the transaction (the "FS Investments Transaction") to form FS/KKR Advisor to provide investment advisory services to two BDCs previously advised and sub-advised by KKR Credit Advisors (US) LLC, and four BDCs previously advised by FS Investments. We own a 50% interest in FS/KKR Advisor. In December 2018, one of the BDCs previously advised by KKR Credit Advisors (US) LLC and one of the BDCs previously advised by FS Investments merged to create FS KKR Capital Corp., a BDC listed on the NYSE and advised by FS/KKR Advisor. In December 2019, the other four non-traded BDCs were merged to create FS KKR Capital Corp. II, which is advised by FS/KKR Advisor. As of December 31, 2019, our BDC platform had approximately $16.5 billion in combined AUM. We report all of the AUM of the BDCs in our AUM.

The following chart presents the growth in the AUM of our Public Markets business line from the commencement of its operations in August 2004 through December 31, 2019.

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

Our leveraged credit strategies principally invest through separately managed accounts, BDCs, CLOs and investment funds. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to December 31, 2019. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.70%	7.09%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	6.13%
Opportunistic Credit (3)	May 2008	11.85%	9.93%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	6.42%
Bank Loans	Apr 2011	5.24%	4.64%	S&P/LSTA Loan Index (4)	4.30%
High-Yield	Apr 2011	7.12%	6.54%	BoAML HY Master II Index (5)	6.40%
Bank Loans Conservative	Apr 2011	4.66%	4.07%	S&P/LSTA BB-B Loan Index (6)	4.34%
European Leveraged Loans (7)	Sep 2009	4.92%	4.40%	CS Inst West European Leveraged Loan Index (8)	4.41%
High-Yield Conservative	Apr 2011	6.51%	5.94%	BoAML HY BB-B Constrained (9)	6.42%
European Credit Opportunities (7)	Sept 2007	5.54%	4.60%	S&P European Leveraged Loans (All Loans) (10)	4.23%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

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

(11)	This strategy has not called any capital as of December 31, 2019. As a result, the gross and net return performance measures are not meaningful and are not included above.

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to December 31, 2019. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Special Situations Fund II	Dec 2014	$3,524.7	$2,655.3	$497.8	$2,448.6	$2,946.4	4.5%	2.4%	1.1	$—
Special Situations Fund	Dec 2012	2,274.3	2,273.0	1,527.3	1,049.5	2,576.8	3.2%	1.2%	1.1	—
Mezzanine Partners	Mar 2010	1,022.8	920.1	1,070.9	305.8	1,376.7	12.6%	8.2%	1.5	57.6
Private Credit Opportunities Partners II	Dec 2015	2,245.1	1,419.3	76.6	1,532.9	1,609.5	10.9%	8.0%	1.1	19.5
Lending Partners III	Apr 2017	1,497.8	657.0	81.9	703.8	785.7	19.8%	16.2%	1.2	9.8
Lending Partners II	Jun 2014	1,335.9	1,179.1	1,090.1	435.7	1,525.8	10.3%	8.2%	1.3	43.1
Lending Partners	Dec 2011	460.2	405.3	445.7	46.2	491.9	5.6%	4.0%	1.2	—
Lending Partners Europe	Mar 2015	847.6	604.9	178.6	499.4	678.0	7.3%	4.3%	1.1	—
Other Alternative Credit Vehicles	Various	10,738.3	4,813.7	3,180.6	3,391.3	6,571.9	N/A	N/A	N/A	124.8
Unallocated Commitments (4)	Various	285.6	—	—	—	—	N/A	N/A	N/A	—
All Funds		$24,232.3	$14,927.7	$8,149.5	$10,413.2	$18,562.7				$254.8
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
We also serve as the registered investment adviser or sub-adviser to registered investment companies. The management fees we are paid for managing registered investment companies are generally subject to contractual rights that require their board of directors to provide prior notice in order to terminate our investment management services. Following the FS Investments Transaction in April 2018, FS/KKR Advisor serves as the investment adviser to the BDCs in our BDC platform.
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

Hedge Funds
Our hedge fund platform consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake. This includes a 39.6% interest in Marshall Wace LLP (together with its affiliates, "Marshall Wace"), a global alternative investment manager specializing in long/short equity products, and a 24.9% interest in BlackGold Capital Management L.P. ("BlackGold"), a credit-oriented investment manager focused on energy and hard asset investments. We also own a 39.9% interest in, and are entitled to receive certain other payments from, PAAMCO Prisma Holdings, LLC ("PAAMCO Prisma"), an investment manager focused on liquid alternative investment solutions, including hedge fund-of-fund portfolios.
Public Markets AUM and Vehicle Structures
As of December 31, 2019, our Public Markets business line had $99.1 billion of AUM, comprised of $41.1 billion of assets managed in our leveraged credit strategies (which include $4.7 billion of assets managed in our opportunistic credit strategy and $2.0 billion of assets managed in our revolving credit strategy), $6.6 billion of assets managed in our special situations strategy, $24.5 billion of assets managed in our private credit strategies, $26.1 billion of assets managed through our hedge fund platform, and $0.8 billion of assets managed in other strategies. Our private credit strategies include $17.9 billion of assets managed in our direct lending strategy and $6.6 billion of assets managed in our private opportunistic credit strategy. Our BDC platform has approximately $16.5 billion in combined assets under management, all of which are reflected in the AUM of our leveraged credit strategies and alternative credit strategies above. We report all of the assets under management of the BDCs in our BDC platform. We report only a pro rata portion of the AUM of our strategic partnerships with third-party hedge fund managers based on KKR's percentage ownership in them.

The table below presents information as of December 31, 2019, based on the investment funds, vehicles or accounts offered by our Public Markets business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$22,802	$21,199	0.10%-1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	15,311	15,311	0.40%-0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	38,113	36,510

Alternative Credit: (3)
Special Situations	6,847	4,646	0.90%-1.75% (4)	10.00-20.00%	7.00-12.00%	8-15 Years (2)
Private Credit	11,578	5,729	0.50%-1.50%	10.00-20.00%	5.00-8.00%	8-15 Years (2)
Total Alternative Credit	18,425	10,375

Hedge Funds (5)	26,082	20,947	0.50%-2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	16,460	16,460	0.60%	8.00%	7.00%	Indefinite
Total	$99,080	$84,292

(1)
Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share up to 20% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds and vehicles to regain prior losses before any performance fee is earned.

(2)
Duration of capital is measured from inception. Inception dates for CLOs were between 2013 and 2019 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2019.

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

Fundraising and Composition of Fund Investors
We have a Client & Partner Group that is responsible for raising capital for us globally across all products, expanding our client relationships across asset classes and across types of fund investors, developing products to meet our clients' needs, and servicing existing fund investors and products. We also provide fundraising services to certain third-party fund managers in our hedge fund partnerships. As of December 31, 2019, we had over 90 executives and professionals dedicated to our Client & Partner Group.
As of December 31, 2019, we had approximately 1,040 investors in funds across all our strategies, which reflect the addition of 75 investors during the year. On average, a fund investor is invested in approximately two of our strategies as of December 31, 2019. The following charts detail our investor base by type and geography as of December 31, 2019.
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

The chart below presents the holdings of our Principal Activities business line by asset class as of December 31, 2019.

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

Employees, Consultants and Advisors
As of December 31, 2019, we employed 1,384 people worldwide:

Investment Professionals	480
Other Professionals	624
Support Staff	280
Total Employees(1)	1,384

(1)	Does not include 69 operating consultants of KKR Capstone and other consultants who provide services to us or our funds. KKR acquired KKR Capstone on January 1, 2020. See "—KKR Capstone" below.

Investment Professionals
Our 480 investment professionals come from diverse backgrounds in private equity, real assets, credit and other asset classes and include executives with operations, strategic consulting, risk management, liability management and finance experience. As a group, these professionals provide us with a strong global team for identifying attractive investment opportunities, creating value and generating superior returns.
Other Professionals
Our 624 other professionals come from diverse backgrounds in capital markets, economics, capital raising, client services, public affairs, finance, tax, legal, compliance, human resources, and information technology. As a group, these professionals provide us with a strong team for overseeing investments and performing capital markets activities, servicing our existing fund investors and creating relationships with new fund investors globally. Additionally, a majority of these other professionals are responsible for supporting the global infrastructure of KKR.
KKR Capstone
We have developed an institutionalized process for creating value in investments. As part of our effort, we utilize a team of 69 operating professionals at KKR Capstone, who work exclusively with our investment professionals and portfolio company management teams or our designees. With professionals in North America, Europe and the Asia-Pacific, KKR Capstone provides additional expertise for assessing investment opportunities and assisting managers of portfolio companies in defining strategic priorities and implementing operational changes. During the initial phases of an investment, KKR Capstone's work seeks to implement our thesis for value creation. These operating professionals may assist portfolio companies in addressing top-line growth, cost optimization and efficient capital allocation and in developing operating and financial metrics. Over time, this work shifts to identifying challenges and taking advantage of business opportunities that arise during the life of an investment. On January 1, 2020, KKR acquired KKR Capstone.
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

Organizational Structure

The following simplified diagram illustrates our organizational structure as of February 10, 2020, unless otherwise noted. Certain entities depicted below may be held through intervening entities not shown in the diagram.

(1)	KKR Management LLP is the sole holder of Class B common stock of KKR & Co. Inc. KKR Management LLP is owned by senior KKR employees.

(2)
KKR Holdings is the holding vehicle through which certain of our current and former employees and other persons indirectly own their interest in KKR. KKR Group Partnership Units that are held by KKR Holdings are exchangeable for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and compliance with applicable vesting and transfer restrictions. As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle KKR Holdings to participate in the management of our business and affairs. As of January 1, 2020, KKR Holdings had approximately a 34.2% interest in our business indirectly through its limited partner interests in KKR Group Partnership. KKR Holdings also holds Class C common stock that entitles it to cast a number of votes equal to the number of KKR Group Partnership Units that it holds, with respect to the limited matters upon which our Class A common stockholders are entitled to vote.

(3)
On January 1, 2020, KKR completed the Reorganization, in which KKR Management Holdings L.P. and KKR International Holdings L.P., which were formerly intermediate holding companies for KKR's business, were combined with another intermediate holding company, KKR Fund Holdings L.P., which changed its name to KKR Group Partnership L.P. and became the sole intermediate holding company for KKR's business.

(4)
Includes Kohlberg Kravis Roberts & Co. L.P., the SEC-registered investment adviser, which in turn is the parent company of KKR's other management and capital markets subsidiaries, including KKR Credit Advisors (US) LLC, KKR Credit Advisors (Ireland) Unlimited Company, KKR Alternative Investment Management Unlimited Company and KKR Capital Markets Holdings L.P., the holding company for KKR Capital Markets LLC. Kohlberg Kravis Roberts & Co. L.P. is also the parent company of KKR Capstone Holdings LLC, the holding company for KKR Capstone entities.

(5)
40% of the carried interest earned from our investment funds, and, beginning with the quarter ended September 30, 2016, 40% of the management fees that would have been subject to a management fee refund for investment funds that have a preferred return, are allocated to a carry pool, from which carried interest is allocable to our current and former employees and other persons associated with KKR. Beginning with the quarter ended September 30, 2017, 43% of carried interest generated by certain then-current and future funds is allocated to the carry pool instead of 40% of carried interest. For impacted funds, the incremental 3% replaces the amount of certain management fee refunds that would have been calculated for those funds as performance income compensation. No carried interest has been allocated with respect to co-investments acquired from KPE in the KPE Transaction. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures Under GAAP—Expenses—Compensation and Benefits."

(6)	Includes KKR Financial Holdings LLC and KKR Group Finance Co. Holdings Limited, which in turn owns the issuers of KKR's outstanding senior notes.

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

Ireland
We have a number of subsidiaries which are authorized and regulated by the Central Bank of Ireland, or CBI. The CBI is responsible for, among other things, regulating and supervising firms that provide financial services in Ireland, including broker-dealers and investment firms. The CBI also develops and maintains regulatory policies for Ireland's financial services sector. The CBI has the authority to approve applications from financial services providers in Ireland, monitor compliance with its standards, and take enforcement action for non-compliance. Violation of the CBI's requirements may result in administrative sanctions; investigations; refusal, revocation or cancellation of authorization or registrations; criminal prosecution; and/or reports to other agencies.
KKR Alternative Investment Management Unlimited Company, KKR Credit Advisors (Ireland) Unlimited Company and KKR Capital Markets (Ireland) Limited Company are regulated by the CBI. KKR Alternative Investment Management Unlimited Company is an authorized EU alternative investment manager permitted to conduct portfolio management, risk management and certain administrative activities. KKR Credit Advisors (Ireland) Unlimited Company is authorized to carry out a number of regulated activities including receiving and transmitting orders, portfolio management and providing investment advice. KKR Capital Markets (Ireland) Limited Company is authorized to engage in a number of regulated activities regulated under Markets in Financial Instruments Directive, known as "MiFID," including dealing as principal or agent, making arrangements in relation to certain types of specified investments, and arranging the safeguarding and administration of assets. KKR Capital Markets (Ireland) Limited also benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area.
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
KKR Capital Markets Limited has permission to engage in a number of regulated activities regulated under FSMA, including dealing as principal or agent and arranging deals in relation to certain types of specified investments and arranging the safeguarding and administration of assets. KKR Capital Markets Limited also currently benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area and Gibraltar. Although this benefit is expected to cease upon the scheduled expiration of the Brexit transitional period on December 31, 2020, KKR Capital Markets (Ireland) Limited will continue to benefit from passporting rights. Kohlberg Kravis Roberts & Co. Partners LLP has permission to engage in a number of regulated activities including advising on and arranging deals relating to corporate finance business in relation to certain types of specified investments. KKR Credit Advisors (EMEA) LLP has permission to engage in a number of regulated activities including managing, advising on and arranging deals in relation to certain types of specified investments.
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
In Canada, KKR Capital Markets LLC is also registered as an international dealer under the Securities Act (Ontario). This registration permits us to trade in non-Canadian equity and debt securities with certain types of investors located in Ontario, Canada.
In Japan, KKR Capital Markets Japan Ltd. is registered as a Type I and Type II Financial Instruments Business Operator (broker-dealer) under the Financial Instruments and Exchange Act of Japan, and a money lender under the Money Lending Business Act of Japan.

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
Our business and the businesses of the companies in which we invest are materially affected by financial markets and economic conditions or events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). For example, the turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financial institutions, and had a material adverse effect on our businesses and the businesses of the companies in which we invest. Similarly, the imposition of tariffs in 2019 have weighed on the global economy, and although an initial trade deal was reached in January 2020 between the two countries, ongoing trade disputes could create uncertainty and volatility in the market that can adversely affect our business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment" for a discussion of recent developments in market and business conditions that may affect our business.
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
During periods of difficult market or economic conditions or slowdowns (which may occur across one or more industries, sectors or geographies), companies or assets in which we have invested may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. These companies may also have difficulty in expanding their businesses and operations or be unable to meet their debt service obligations or pay other expenses as they become due, including amounts payable to us. Negative financial results in our funds' portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our operating results and cash flow. To the extent the operating performance of such portfolio companies (as well as valuation multiples) deteriorate or do not improve, our funds may sell those assets at values that are less than we projected or even at a loss, thereby significantly affecting those funds' performance and consequently our operating results and cash flow and resulting in lower or no carried interest being paid to us. Adverse conditions may also increase the risk of default with respect to private equity, credit and other investments that we manage or the abandonment or foreclosure of our real asset investments. Even if economic and market conditions do improve broadly, adverse conditions in particular sectors may also cause our performance to suffer. Finally, low interest rates related to monetary stimulus, economic stagnation or deflation may negatively impact expected returns on all types of investments as the demand for relatively higher return assets increases and the supply decreases.
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
In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses that we may have contracted to purchase. Similarly, certain of the strategies pursued with our balance sheet assets rely on the use of leverage, including the issuance of CLOs, and other secured and unsecured borrowings. Our ability to generate returns on these assets would be reduced to the extent that changes in market conditions, including an increase by the U.S. Federal Reserve of its benchmark interest rate, cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed. Similarly, our portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that conditions in the credit markets impair the ability of our portfolio companies to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, the operating performance of those portfolio companies may be negatively impacted, which could impair the value of our investment in those portfolio companies and lead to a decrease in the investment income earned by us. In some cases, the inability of our portfolio companies to refinance or extend maturities may result in the inability of those companies to repay debt at maturity or pay interests when due, and may cause the companies to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would also likely impair the value of our investment and lead to a decrease in investment income earned by us.
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

A substantial portion of the long-term indebtedness incurred by us, our investment funds and our portfolio companies bears interest at fluctuating interest rates, primarily based on the London interbank offered rate ("LIBOR"). In July 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that LIBOR in its current form will likely cease to exist after 2021, and instead, a new method of calculating LIBOR or an alternative reference rate will be established. For example, the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate ("SOFR") as its recommended alternative reference rate, which measures the cost of borrowing cash overnight collateralized by U.S. Treasury securities. However, it is unknown whether SOFR or any other alternative reference rates will attain market acceptance as replacements for LIBOR, and various industry organizations are still developing workable transition mechanisms. As such, it is not possible to predict all potential effects of these changes on U.S. and global credit markets. While agreements governing our corporate revolving credit facility and our capital markets revolving credit facilities either mature before the end of 2021 or contain a "fallback" provision providing for alternative rate calculations in the event LIBOR is unavailable, we, our investment funds and our portfolio companies have other LIBOR-based debt instruments and related hedging arrangements that are likely to require amending or restructuring, which may be difficult, costly and time consuming. In addition, from time to time our funds invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own, and may impact the availability and cost of hedging instruments and borrowings, including potentially, an increase to our and our funds' interest expense and cost of capital. Any increased costs or reduced profits as a result of the foregoing may adversely affect our liquidity, results of operations and financial condition.

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
These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2019, we have approximately $5.2 billion of remaining unfunded capital commitments to our investment funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. We have also used our balance sheet to provide credit support to our general partner's obligations to our funds, to provide certain guarantees in commercial real estate financing transactions and to support certain transactions by our funds.
In addition, as of December 31, 2019, we had $27.0 billion of indebtedness outstanding under our credit facilities and debt securities on a GAAP basis and $4.0 billion of indebtedness outstanding under our credit facilities and debt securities on a non-GAAP basis, and $2.3 billion of cash and cash equivalents on a GAAP basis and $2.8 billion of cash and short-term investments on a non-GAAP basis. The non-GAAP based measures exclude the assets and liabilities of our investment funds, CLOs and CMBS, and other consolidated entities that are not subsidiaries of KKR & Co. Inc., but include debt obligations of KKR Financial Holdings LLC ("KFN"), which as of December 31, 2019, consisted of $948.5 million, which do not provide for recourse to KKR beyond the assets of KFN. Our $1.0 billion corporate revolving credit facility is scheduled to mature in 2023. Depending on market conditions, we may not be able to refinance or renew all or part of these senior notes or our corporate revolving credit facility, or find alternate sources of financing (including issuing equity), on commercially reasonable terms or at all. Furthermore, the incurrence of additional debt by us or our subsidiaries in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing.
In addition, the underwriting commitments for our capital markets business may require significant cash obligations, and these commitments may also put pressure on our liquidity. The holding company for our capital markets business has entered into a credit agreement that provides for revolving borrowings of up to $500 million, which can only be used in connection with our capital markets business, including placing and underwriting securities offerings, and a 364-day revolving credit agreement that provides for revolving borrowings of up to $750 million, which can only be used to facilitate the settlement of debt transaction syndicated by our capital markets business. To the extent we commit to buy and sell an issue of securities in firm commitment underwritings or otherwise, we may be required to borrow under these revolving credit facilities to fund such obligations, which, depending on the size and timing of the obligations, may limit our ability to enter into other underwriting arrangements or similar activities, service existing debt obligations or otherwise grow our business. Further, these facilities are scheduled to mature in 2021 and 2020, respectively, and depending on the market conditions, we may not be able to refinance or renew them on commercially reasonable terms or at all. Regulatory net capital requirements may also limit the ability of our broker-dealer subsidiaries to participate in underwriting or other transactions or to allocate our capital more efficiently across our businesses.
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
The partnership documents governing our carry-paying funds, including funds relating to private equity, growth equity, infrastructure, energy, real estate, special situations, private credit opportunities, direct lending, revolving credit and core investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. We would continue to be subject to the clawback obligation even if carry has been distributed to current or former employees or other personnel through our carry pool, and we would be required to seek other sources of liquidity to fund such an obligation if such carry is not returned to us by them. As of December 31, 2019, $36.9 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2019 fair values. Had the investments in such carry-paying funds been liquidated at zero value, the clawback obligation would have been approximately $2.5 billion.
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
Our earnings are highly variable from quarter to quarter due to the volatility of investment returns of most of our funds, other investment vehicles and our balance sheet assets and the transaction and other fees earned from our businesses. We recognize earnings on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds and for certain of our recent funds, when a performance hurdle is achieved. During times of market volatility the fair value of our funds and our balance sheet assets are more variable, and as publicly traded equity securities currently represent a significant proportion of the assets of many of our funds and balance sheet assets, volatility in the equity markets may have a significant impact on our reported results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements" for a discussion of the impact of equity markets on the value of private equity investments. A decline in realized or unrealized gains, a failure to achieve a performance hurdle or an increase in realized or unrealized losses, would adversely affect our net income.
Fee income, which we recognize when contractually earned, can vary due to fluctuations in AUM, the number of investment transactions made by our funds, the number of portfolio companies we manage, the fee provisions contained in our funds and other investment products and transactions by our capital markets business. In any particular quarter, fee income may vary significantly due to the variances in size and frequency of monitoring fees (including termination payments), transaction fees or fees received by our capital markets business. Our total management, monitoring and transaction fees (net of fee credits) for the years ended December 31, 2019, 2018 and 2017 were $1,504.6 million, $1,569.1 million and $1,309.0 million, respectively, on a GAAP basis, and $1,861.5 million, $1,853.9 million and $1,502.0 million, respectively, on a non-GAAP basis. We may create new funds or investment products or vary the terms of our funds or investment products (for example our funds now include performance hurdles), which may alter the composition or mix of our income from time to time. In particular, in our private equity and other funds raised since 2014, we credit all monitoring and transaction fees generated by the fund's investments against fund management fees, which resulted in a decrease of our monitoring and transaction fee income.

We may also experience fluctuations in our results from quarter to quarter, including our revenue and net income, due to a number of other factors, including changes in the values of our funds' investments, changes in the amount of distributions or interest earned in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general market and economic conditions. In addition, our earnings and cash flows are dependent in part on the performance of KFN, a specialty finance company that we acquired in 2014, and are subject to the risks to KFN's businesses as described elsewhere in the report. Although KFN is a subsidiary of KKR, KFN has its own indebtedness outstanding. The terms of its indebtedness impose limitations on KFN's current and future operations and may restrict its ability to make distributions to KKR. For the years ended December 31, 2019, 2018 and 2017, our net income attributable to KKR & Co. Inc. Class A Common Stockholders was $1,971.7 million, $1,097.7 million and $984.9 million, respectively, and our after-tax distributable earnings was $1,405.3 million, $1,597.2 million and $1,355.6 million, respectively. Such fluctuations may lead to variability in the value of interests in our business and cause our results for a particular period not to be indicative of our performance in future periods. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the value of interests in our business.
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
In addition, the Dodd Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), under what has become known as the "Volcker Rule," broadly prohibits depository institution holding companies (including foreign banks with U.S. branches, agencies or commercial lending companies and certain insurance companies), insured depository institutions and their subsidiaries and controlled affiliates, or "banking entities," from investing in "covered funds," including third-party private equity funds like ours. As a result, banking entities, subject to certain limited exemptions, had to conform their existing covered fund investments and relationships to the Volcker Rule, and are limited in their ability to undertake new contractual commitments to private equity funds like ours. In addition to federal law, changes in state and local law may limit investment activities of state pension plans and insurance companies.
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
Certain institutional investors have also publicly criticized certain fund fee and expense structures, including monitoring fees and transaction fees. We have received and expect to continue to receive requests from a variety of fund investors and groups representing such investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. The SEC has focused on certain fund fees and expenses, including whether such fees and expenses were appropriately disclosed to fund limited partners, and such focus may lead to increased publicity that could cause fund investors to further resist our receipt of certain fees and expense reimbursements. In our flagship private equity funds, we have increased the percentage of transaction and monitoring fees that are credited against fund management fees to 100% of the amount of the transaction and monitoring fees attributable to that fund.
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
We compete as an investment manager for both fund investors and investment opportunities. The investment management business is highly fragmented, with our competitors consisting primarily of sponsors of public and private investment funds, real estate development companies, BDCs, investment banks, commercial finance companies and operating companies acting as strategic buyers of businesses. We believe that competition for fund investors is based primarily on:

•	investment performance;

•	investor liquidity and willingness to invest;

•	investor perception of investment managers' drive, focus and alignment of interest;

•	business reputation;

•	the duration of relationships with fund investors;

•	the quality of services provided to fund investors;

•	pricing;

•	fund terms (including fees);

•	the relative attractiveness of the types of investments that have been or will be made; and

•	consideration for environmental, social and governance issues.
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
We are subject to increasing focus by our fund investors, our stockholders and regulators on environmental, social and governance ("ESG") matters.
Our fund investors, stockholders, regulators and other stakeholders are increasingly focused on ESG matters. Certain fund investors, including public pension funds, have considered our record of socially responsible investing and other ESG factors in determining whether to invest in our funds. Similarly, certain of our stockholders, particularly institutional investors, use third-party benchmarks or scores to measure our ESG practices, and decide whether to invest in our common stock or engage with us to require changes to our practices. If our ESG practices do not meet the standards set by these fund investors or stockholders, they may choose not to invest in our funds or exclude our common stock from their investments, and we may face reputational challenges by other stakeholders. The occurrence of any of the foregoing could have a material adverse impact on new fundraises and negatively affect the price of our stock. In addition, there has also been an increased regulatory focus on ESG-related practices by investment managers. The SEC has examined the methodology used by ESG funds for determining socially responsible investments and EU legislators are expected to adopt new rules to standardize the definition of environmentally sustainable investing. If regulators disagree with the procedures or standards we use for ESG investing, or new regulation or legislation, if adopted, requires a methodology of measuring or disclosing ESG impact that is different from our current practice, our business and reputation could be adversely affected.
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

In addition, tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. For example, the Tax Cuts and Jobs Act, which was enacted in December 2017 and amended various aspects of U.S. federal income tax legislation (the "2017 Tax Act"), has resulted in various changes to U.S. tax laws, including meaningful reduction to the U.S. federal corporate income tax rate and a partial limitation on the deductibility of business interest expense, which could have a material effect on our business operations and our funds' investment activities. These and other changes from the 2017 Tax Act, including the changes to the carryback and carryforward of net operating losses, U.S. taxation on earnings from international business operations and certain modifications to the Section 162(m) of the Code, could also have a significant effect on the business of our portfolio companies. In December 2019, the Internal Revenue Service (the "IRS") released proposed regulations under Section 162(m), which addressed changes made by the 2017 Tax Act and, among other things, extended the coverage of Section 162(m) to include compensation paid by a partnership for services performed for it by a covered employee of a corporation that is a partner in the partnership. The proposed regulations, if they become effective in their current form, could meaningfully reduce the amount of tax deductions available to us. Additionally, foreign and state and local governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to foreign and state and local taxation and materially affect our financial position and results of operations.
The U.S. Congress, the Organization for Economic Co-operation and Development (the "OECD") and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies, such as KKR. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting ("BEPS") project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures, including measures covering treaty abuse (including an anti-abuse "principal purpose" test that would deny treaty benefits to the extent that obtaining such benefit was one of the principal purposes of any arrangement or transaction that resulted directly or indirectly in such benefit), the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. If implemented, these and other proposals could result in a loss of tax treaty benefits and increased taxes on income from our investments. In addition, the OECD is working on a "BEPS 2.0" initiative, which is aimed at (1) shifting taxing rights to the jurisdiction of the consumer and (2) ensuring all companies pay a global minimum tax. New rules could be recommended by the end of 2020 and if implemented could have a significant impact on KKR, its portfolio companies and its investment structures. The timing and scope of any provisions currently are subject to significant uncertainty.
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
Many of our employees hold interests in our business through KKR Holdings. These individuals historically received financial benefits from our business in the form of distributions and amounts funded by KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. While all of our employees receive base salaries from us, annual cash bonuses for certain employees were historically borne by KKR Holdings from its cash reserves based upon distributions on a portion of KKR Group Partnership Units held by KKR Holdings. However, substantially all units in KKR Holdings have been allocated to certain employees, and upon their vesting, distributions on vested units would belong to such unitholders and not be available to fund annual cash bonuses. In addition, under its dividend policy, KKR intends to make equal quarterly dividends to holders of its Class A common stock in a fixed amount per share per quarter. In 2019, no annual cash bonuses were borne by KKR Holdings. Although KKR Holdings may fund a portion of the cash bonus payments from its cash reserves, if any, in future periods, we likely will continue to utilize our own funds for most, if not all, of the cash bonus payments. In that event, either our profit margins or our employee retention or both may be adversely impacted. There can be no assurance that the carry pool will have sufficient cash available to continue to make such cash payments in the future and fluctuations from the distributions generated from the carry pool, if not offset by funds from other sources, including other performance-based income, could render our compensation less attractive. In any of these circumstances, a higher percentage of our revenue would be paid out in the form of cash compensation, which could have a material adverse impact on our profit margins. Currently 40% or 43%, as applicable, of the carried interest earned from our investment funds is allocated to our carry pool. We are not permitted under our certificate of incorporation to increase the percentage of carried interest allocable to the carry pool without the consent of a majority of our independent directors.
We have granted equity awards from our Equity Incentive Plans and expect to grant equity awards from our 2019 Equity Incentive Plan, which has caused and will cause dilution. If we increase the use of equity awards in the future, expense associated with equity-based compensation may increase materially. For example, in connection with compensation in 2019, we allocated equity awards relating to 4.7 million shares of Class A common stock under our Equity Incentive Plans, and no KKR Holdings units were granted. KKR Holdings awards granted, if any, come from outstanding but previously unallocated units of KKR Holdings, and consequently these grants do not increase the number of KKR Holdings units outstanding or outstanding shares of KKR Class A common stock on a fully-diluted basis. The value of our Class A common stock may drop in value or be volatile, which may make our equity less attractive to our employees.
In July 2015, the SEC proposed rules, as mandated by the Dodd-Frank Act, requiring companies to develop and enforce recovery policies that in the event of an accounting restatement, "claw back" from current and former executive officers incentive-based compensation they would not have received based on the restatement. In April and May 2016, the SEC also issued for public comment revised proposed rules designed to prohibit certain incentive-based compensation arrangements deemed to encourage inappropriate risk taking by covered financial institutions by providing "excessive" compensation, fees or benefits or that could lead to material losses. Although the SEC has not adopted the proposed rules to date, the clawback proposal was included in the SEC's 2019 fall short-term rule making agenda. Depending on the outcome of the rule making process, the application of these rules to us could require us to substantially revise our compensation strategy, increase our compensation and other costs, and materially and adversely affect our ability to recruit and retain qualified employees. In addition, less carried interest from the carry pool may be allocated to certain of our employees, which may result in less cash payments to such employees. To the extent our equity incentive or carry pool programs are not effective, we may be limited in our ability to attract, retain and motivate talented employees and other key personnel and we may need to increase the level of cash compensation that we pay.
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
We rely heavily on our financial, accounting and other data processing systems and on the systems of third parties who provide services to us. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. For example, we face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our Public Markets business line is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Our and our third-party service providers' information systems and technology may not continue to be able to accommodate our growth, may not be suitable for new products and strategies and may be subject to security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our business. We are also dependent on an increasingly concentrated group of third-party vendors that we do not control for hosting solutions and technologies. A disaster or a disruption in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, or directly affecting our principal offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. Furthermore, most of our administrative personnel and our information system and technology infrastructure are located in our New York City office. Any disruption in the operation of, or inability to access, our New York City office could have a significant impact on our business, and such risk of disruption or inaccessibility could be heightened during our planned move of our New York City office in 2020.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. We face various security threats on a regular basis, including ongoing cyber-security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact. We may be exposed to a more significant risk if these acts are taken by state actors. We and our employees have been and expect to continue to be the target of fraudulent calls and emails, and the subject of impersonations and fraudulent requests for money, and other forms of activities. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cyber-security has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cyber-security and protection of personal information, including the General Data Protection Regulation in the European Union that became effective in May 2018 and the California Consumer Privacy Act that became effective in January 2020. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees' or our fund investors' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees', our fund investors', our counterparties' or third parties' operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we experience a cyber-security incident and fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures. Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems, legal services, technology, administration, tax and compliance matters. These third-party service providers could also experience any of the above cyber-security threats, fraudulent activities or security breaches, and as a result, unauthorized individuals could improperly gain access to our confidential data. Any interruption or deterioration in the performance of these third parties or cyber-security incidents involving these third parties could impair the quality of our and our funds' operations and could impact our reputation and materially and adversely affect our businesses and limit our ability to grow.
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

•	the possibility of diversion of management's time and attention from our core business;

•	the possibility of disruption of our ongoing business;

•	the failure to realize the anticipated benefits from an acquired business or strategic partnership in a timely manner, if at all;

•	combining, integrating or developing operational and management systems and controls including an acquired business's internal controls and procedures;

•	integration of the businesses including the employees of an acquired business;

•	potential increase in concentration of the investors in our funds;

•	disagreements with joint venture partners or other stakeholders in our hedge fund partnerships and our strategic partnerships;

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
Our growth strategy is based, in part, on the expansion of our platform through selective investment in, and development or acquisition of, businesses, products and investment strategies complementary to our business. The expansion into new products and geographies has demanded greater management attention and dedication of resources to manage the increasing complexity of operations and regulatory compliance. For example, we developed and completed several structured transactions in which KKR provides subordinated or equity financing and third party investors provide senior financing to an investment vehicle that invests in our funds. In addition to the increased operational complexity and cost that arise from the structure and bespoke terms of these transactions, because of the subordinated nature of KKR's interests, we are at risk of losing all of our capital committed to these transactions ahead of any third party if the vehicle's investments do not perform as expected.
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
We have also entered into strategic investor partnerships and established separately managed accounts, which lack the scale of our traditional funds and are more costly to administer. The prevalence of these accounts may also present conflicts and introduce complexity in the deployment of capital. The offering of investment products to retail investors, including any funds registered under the Investment Company Act, BDCs and KREF, may result in increased compliance and litigation costs. We may also incur significant charges in connection with such investments, which ultimately may result in significant losses and costs. Such losses could adversely impact our business, results of operations and financial condition, as well as harm our professional reputation.
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
We generally have a larger balance sheet than many of our competitors, and consequently, the performance of these balance sheet assets has a greater impact on our results of operations. In particular, during a period when our balance sheet assets are concentrated in a limited number of investments, results from a small number of investments can have a significant impact on our balance sheet performance. Our success in deploying our balance sheet assets and generating returns on this capital will depend, among other things, on the availability of suitable opportunities after giving priority in investment opportunities to our advised investment funds, the level of competition from other companies that may have greater financial resources and our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities. To the extent we are unsuccessful in deploying our balance sheet assets, our business and financial results may suffer. In addition, our balance sheet assets have been a significant source of capital for new strategies and products. To the extent that such strategies or products are not successful or our balance sheet assets cease to provide adequate liquidity, we would realize losses on our balance sheet investments or become limited in our ability to seed new businesses or support our existing business as effectively as contemplated. For example, we developed and completed several structured transactions in which our balance sheet provides subordinated or equity financing and third party investors provide senior financing to an investment vehicle that invests in our funds. In addition to the increased operational complexity and cost that arise from the structure and bespoke terms of these transactions, because of the subordinated nature of KKR's interests, we are at risk of losing all of our interests in these transactions ahead of any third party if the investments do not perform as expected. As of December 31, 2019, total balance sheet investments made by KKR in these structured transactions were approximately $620 million. See "—We may not be successful in executing upon or managing the complexities of new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition."
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
In recent years, the private equity industry has come under increased regulatory and news media scrutiny with governmental officials and regulators, including the SEC, focusing on the private equity industry's fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, particularly co-investment opportunities, and disclosures to fund investors. The SEC's recent focus areas included, among others, the acceleration of monitoring fees, the allocation of broken-deal expenses, the disclosure, use and compensation of operating partners or consultants, outside business activities of firm principals and employees, group purchasing arrangements, disclosure of affiliated service providers, general conflicts of interest disclosures, electronic messaging, cyber-security, data privacy and protection, foreign bribery and corruption, and policies covering insider trading, business continuity and transition planning. The SEC is continuing its pursuit of these or other focus areas. The SEC's 2020 examination priorities specifically identified private fund managers as a priority and, in particular, highlighted its focus on managers that have a greater impact on retail investors, controls with respect to the misuse of material non-public information, and conflicts of interest including missing or inadequate disclosure of fees and expenses and the use of affiliated service providers for clients. Any actions by the SEC or other regulators against us or other investment managers can cause changes in business practices that could materially and adversely affect our business, results of operations and financial condition.
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
Financial Stability Oversight Council (the "FSOC"). Established under the Dodd-Frank Act, the FSOC is an inter-agency body charged with, among other things, designating systemically important nonbank financial companies for heightened prudential supervision and making recommendations regarding the imposition of enhanced regulatory standards regarding capital, leverage, conflicts and other requirements for financial firms deemed to pose a systemic threat to U.S. financial stability. On December 4, 2019, the FSOC finalized interpretive guidance on non-bank financial company designations that prioritizes an "activities-based" approach to identify, assess, and address potential risks to U.S. financial stability and reserves entity-specific designations for instances when a potential risk cannot be adequately addressed through an activities-based approach. Pursuant to guidance, which became effective on January 29, 2020, the FSOC applies a two-step activities-based approach to identify and address risks to financial stability from certain activities, products or practices. If the FSOC identifies a product, activity, or practice that could pose a risk to financial stability, it will, during the first step, evaluate the extent to which certain characteristics could "amplify" risks to financial stability. These characteristics include asset valuation risk or credit risk; leverage arising from debt, derivatives, off-balance sheet obligations, and other arrangements; liquidity risk or maturity mismatch; counterparty risk; transparency of financial markets; and operational risks. If the FSOC identifies a potential risk to financial stability, it will progress to step two, during which it would work with relevant financial regulators to seek the implementation of actions to address the identified potential risk and coordinate among member agencies to ensure the risk is addressed. There currently is little precedent or guidance specifically addressing the FSOC's approach or methodology to evaluating and identifying activities that could pose a risk to financial stability. It is possible that the FSOC could identify one or more of our product lines, activities, or practices as a potential risk to U.S. financial stability and, along with other regulators, could take the actions described above to address such risk, which may result in additional compliance costs. If the FSOC finds that the regulators' efforts have not adequately addressed the potential risk or if the potential threat arises "outside the jurisdiction or authority" of financial regulatory agencies and the potential risk could be addressed by an FSOC designation, the FSOC may designate a nonbank financial company systemically important. If the FSOC were to designate us as a systemically important nonbank financial company, we would become subject to supervision by the U.S. Federal Reserve and a heightened degree of regulation, including more stringent standards relating to capital, leverage, liquidity, risk management, resolution planning, credit exposure reporting and concentration limits, restrictions on acquisitions, and annual stress testing by the U.S. Federal Reserve. There can be no assurance that nonbank financial firms such as us will not become subject to the aforementioned restrictions or other requirements for financial firms deemed to be systemically important to the financial stability of the U.S. economy.
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
Regulation of Swaps. The Commodity Futures Trading Commission (the "CFTC") administers a comprehensive regulatory framework for swaps that was largely adopted under Title VII of the Dodd-Frank Act. As a result:

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

•
The CFTC's swap rules also impose regulatory requirements on the trading of swaps, including requirements that most swaps be executed on an exchange or "swap execution facility" and cleared through a central clearing house. Although these requirements presently apply only to certain classes of interest rate swaps and credit default swaps, the CFTC may mandate central execution and clearing with respect to additional classes of swaps in the future.

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

•
The proposed CFTC rulemaking to expand position limits or apply aggregation rules to additional derivative instruments could also limit or restrict the ability of our funds to use, trade or invest in futures and swaps and increase the cost of engaging in these transactions. The Dodd-Frank Act also authorizes the SEC to establish position limits on security-based swaps, which rules could have a similar impact on our business.

•
The SEC, CFTC and banking regulators have adopted rules regarding margin and capital requirements for most uncleared or "over-the-counter" swaps. These rules generally require swap dealers and major swap participants to collect and post a minimum amount of margin when trading with other covered entities and financial end-users. These requirements could increase the cost of trading in the derivative markets, which could in turn make it more expensive and difficult, and in certain cases impractical, for us or our funds to enter into swaps and other derivatives in the normal course of our business and reduce the effectiveness of the funds' and our investment strategies. These rules could also adversely impact liquidity in derivatives markets, which could expose our funds and us to greater risks and reduce hedging opportunities in connection with their trading activities.

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
The Markets in Financial Instruments Directive ("MiFID II") and related regulation ("MiFIR"), which began applying to our European operations from January 2018, introduced a number of new requirements for providing investment services and trading financial instruments in regards to transaction reporting, transparency, market infrastructure, securities and derivatives trading, and conduct of business rules, including new harmonized rules for authorization of EU branches of third-country firms seeking to provide certain investment services in the European Union. The application of MiFID II and MiFIR have increased regulatory burdens on a number of our subsidiaries, which could result in increased costs, and any failure to comply with the requirements, even in areas where there is legal uncertainty, could result in enforcement action, including, but not limited to, fines.
In July 2016, the Market Abuse Regulation ("MAR") became effective. Under MAR, certain of our European subsidiaries are required to, among other things, implement systems and controls regarding inside information, follow record keeping and other prescribed procedures for market soundings, and provide conflicts of interest and other relevant disclosure when providing investment recommendations. These requirements increased the regulatory and compliance burden for a number of our European subsidiaries, which will result in increased costs, and any failure to comply with the requirements could result in enforcement action, including, but not limited to, fines. Any expansion in the scope of MAR, including to extend its applicability to certain foreign exchange contracts as proposed by the European Securities and Markets Authority, likely will increase the regulatory burden on our European operations and increase costs to our business.

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
The regulation on OTC Derivatives, Central Counterparties and Trade Repositories (also known as the European Market Infrastructure Regulation, or "EMIR") applies to derivatives transactions in which one of the parties is established in the European Union, and may in some circumstances apply to transactions between two non-EU counterparties where these contracts have a direct, substantial and foreseeable effect within the European Union. Recent amendments to EMIR expanded the scope of the regulation to classify all AIFs, including UK, EU and non-EEA AIFs, managed by an AIFM as financial counterparties subject to the regulation. EMIR requires reporting of derivative trades, central clearing of standardized over-the-counter derivative contracts, and monitoring and mitigating of operational risks associated with derivative trades. Implementing EMIR increases the cost of trading in the commodities and derivative markets, which could in turn make it more expensive and difficult for us or our funds to enter into swaps and other derivatives in the normal course of our business. Moreover, these increased regulatory responsibilities and increased costs could reduce trading levels in the commodities and derivative markets by a number of market participants, which could in turn adversely impact liquidity in the markets and expose our funds to greater risks in connection with their trading activities.
A number of other EU financial regulatory initiatives have the potential to materially and adversely affect our business. For example, the new Securitisation Regulation that became effective in 2019 established requirements for, among other things, due diligence, risk retention and disclosure regarding certain of our European investments, subsidiaries and CLOs. Also, future acquisitions by KKR or our funds could lead to application of the European Union's Financial Conglomerates Directive, which establishes a prudential regime for financial conglomerates to address perceived risks associated with large cross-sector businesses, and could increase the costs of investing in insurance companies, investment firms and banks located in the European Union. Other EU financial regulatory initiatives such as the Short Selling Regulation, which limits naked short selling of sovereign bonds and stocks, the Bank Recovery and Resolution Directive, which established a recovery and resolution framework for EU credit institutions and investment firms, and a new regulation on reporting and transparency of securities financing transactions, which requires all such transactions to be reported to trade repositories, places additional reporting requirements on investment managers and introduces prior risk disclosures and written consent before assets are rehypothecated, may all impact the complexity and cost of conducting our business in the European Union. Finally, the European Union has adopted, and may in the future adopt, additional risk retention and due diligence requirements in respect of various types of EU-regulated investors that, among other things, restrict investors from taking positions in securitization, increase the capital costs of originator, sponsor or original lender of a securitization, and require retaining a larger net economic interest in the securitization, which may adversely affect the profitability of us, our funds or our CLOs and the leveraged loan market generally. The implementation of these new requirements could increase our and our funds' or CLOs' costs and the complexity of managing our business and could result in fines if we or any of our funds or CLOs were deemed to have violated any of the new regulations.
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
Brexit. On January 31, 2020, the United Kingdom exited the European Union. The related withdrawal agreement ("EUWA") provides for the implementation of a transitional period through December 31, 2020. During the transition period, our subsidiaries located in the European Union and the United Kingdom will have largely the same rights as they currently have, including in relation to the exercise of passporting rights. However, the EUWA does not detail the terms of the future relationship between the European Union and the United Kingdom following the cessation of the transitional period. The nature and extent of the future relationship is currently subject to negotiation and remain unclear. The United Kingdom may leave the European Union without any agreement as to the terms of their future relationship. The resulting legal and regulatory uncertainty in this regard may impact our business in a number of ways, not all of which are currently readily apparent, with the materiality of any risks dependent in large part on actions to be taken by the United Kingdom and the European Union. This uncertainty may adversely affect our ability to source investments and the value of our investments that are located in the United Kingdom, or those that conduct business in or derive revenues from, the United Kingdom. Following the cessation of the transitional period, our subsidiaries that are authorized and regulated by the FCA may no longer be able to avail themselves of passporting rights to provide services in other EU Member States, while our CBI-authorized alternative investment fund manager may no longer benefit from the EU marketing passport to market products to investors in the United Kingdom. While we have sought to take protective measures to allow us to continue to conduct our business in both the United Kingdom and the European Union, Brexit may increase our cost of raising capital, underwriting and distributing securities and conducting business generally, including the cost of complying with two regimes, and interfere with our ability to market our products and provide our services. Changes in regulation may also impair our ability to recruit, retain and motivate new employees and retain key employees.
Other Financial Markets Regulation. Certain requirements imposed by regulators, as well as certain legislation and proposed legislation, are designed primarily to ensure the integrity of the financial markets or other objectives and are not designed to protect our stockholders. These laws and regulations often serve to limit our activities. In addition to many of the regulations and proposed regulations described above under "—Recent and Potential Regulatory Changes in the United States" and "—EU-Wide Regulations," U.S. federal bank regulatory agencies and the European Central Bank have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage, although in the United States, the status of this guidance is uncertain as the U.S. Government Accountability Office determined, in October 2017, that the guidance is subject to review under the Congressional Review Act. If applied by the U.S. federal bank regulatory agencies in its current form, such guidance would limit the amount or availability of debt financing available to borrowers and may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer.
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
In June 2019, the SEC approved a rule that requires a broker-dealer, or a natural person who is an associated person of a broker-dealer, to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities, without placing the financial or other interest of the broker, dealer or natural person who is an associated person of a broker-dealer making the recommendation ahead of the interest of the retail customer ("Regulation Best Interest"). The term "retail customer" is defined as a natural person who uses such a recommendation primarily for personal, family or household purposes, without reference to investor sophistication or net worth. The "best interest" standard would be satisfied through compliance with certain disclosure, duty of care, conflict of interest mitigation and compliance obligations. As adopted and when fully in force, compliance with Regulation Best Interest will impose additional costs to us, in particular with respect to our product offerings and investment platforms that include retail investors.

In July 2019, a Senate bill titled Stop Wall Street Looting Act was introduced that aims to regulate certain business practices by private funds, which the bill defines as companies or partnerships relying on Section 3(c)(1) or 3(c)(7) of the Investment Company Act (except venture capital funds), that directly, or through an affiliate, act as a "control person" by acquiring at least 20% of voting securities of a portfolio company. The bill, among others, requires such private funds to be jointly and severally liable for debt and other obligations of a portfolio company; prohibits portfolio companies from paying dividends within 24 months of their acquisition by a private fund; imposes 100% tax on any monitoring fee or transaction fee paid by portfolio companies to a private fund; applies an ordinary income tax rate, instead of a capital gains tax rate, on carried interest; and requires an annual SEC disclosure of certain information about a private fund and its portfolio companies. If the bill became law, our business would be materially adversely impacted, and we would be required to change various operational and investment practices, which would be costly, time-consuming and disruptive.

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
State and federal regulators and other governmental entities have authority to bring administrative enforcement actions or litigation to enforce compliance with applicable lending or consumer protection laws, with remedies that can include fines and monetary penalties, restitution of borrowers, injunctions to conform to law, or limitation or revocation of licenses and other remedies and penalties. In addition, lenders and servicers may be subject to litigation brought by or on behalf of borrowers for violations of laws or unfair or deceptive practices. If we enter into transactions that subject us to these risks, failure to conform to applicable regulatory and legal requirements could be costly and have a detrimental impact on certain of our funds and ultimately on us.
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
In addition, we or certain of our investment funds could potentially be held liable under U.S. Employee Retirement Income Security Act of 1974 ("ERISA") for the pension obligations of one or more of our portfolio companies if we or the investment fund were determined to be a "trade or business" under ERISA and deemed part of the same "controlled group" as the portfolio company under such rules, and the pension obligations of any particular portfolio company could be material. On March 28, 2016, a Federal District Court judge in Massachusetts ruled that two private equity funds affiliated with Sun Capital were jointly and severally responsible for unfunded pension liabilities of a Sun Capital portfolio company. While neither fund held more than an 80% ownership interest of the portfolio company, the percentage required under existing regulations to find liability, the court found the funds had formed a partnership-in-fact conducting a trade or business and that as a result each fund was jointly and severally liable for the portfolio company's unfunded pension liabilities. While a federal appellate court only upheld certain aspects of the District Court holding, if the rationale of the District Court decision were to be applied by other courts, we or certain of our investment funds could be held liable under ERISA for certain pension obligations of portfolio companies. In addition, if the rationale of this decision were expanded to apply also for U.S. federal income tax purposes, then certain of our investors could be subject to increased U.S. income tax liability or filing obligations in certain contexts. Similar laws that could be applied with similar results also exist outside of the United States.
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
Because of our ownership interest in portfolio companies, attention on our portfolio companies can also result in attention on us. For example, heightened governmental scrutiny of the healthcare and educational industries has resulted in requests by a Congressional committee and members of Congress for information from us about our investments in portfolio companies that operate in these industries. Congressional scrutiny and other similar inquiries by governmental bodies may damage our reputation and may also result in potential legislation designed to further regulate portfolio companies or the industries in which they operate, which may materially and adversely affect our portfolio companies' businesses, which in turn could decrease the value of our investments.
Complex regulations may limit our ability to raise capital, increase the costs of our capital raising activities and may subject us to penalties.
We regularly rely on exemptions in the United States from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and ERISA in conducting our investment management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to additional restrictive and costly registration requirements, regulatory action or third-party claims and our business could be materially and adversely affected. For example, in raising new funds, we typically rely on private placement exemptions from registration under the Securities Act, including Rule 506 of Regulation D. However, Rule 506 becomes unavailable to issuers (including our funds) if the issuer or any of its "covered persons" (certain officers and directors and also certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the issuer) has been the subject of a "disqualifying event," which includes a variety of criminal, regulatory and civil matters (so-called "bad actor" disqualification). If our funds or any of the covered persons associated with our funds are subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new funds, and, therefore, could materially and adversely affect our business, results of operations and financial condition. In addition, if certain of our employees or any potential significant investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation or make it more difficult to raise new funds. See "—Risks Related to Our Organizational Structure—If we were deemed to be an 'investment company' subject to regulation under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business."
We are and will become further subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform to include retail investors. For example, funds in our Public Markets business line are registered under the Investment Company Act as investment companies. These funds and KKR Credit Advisors (US) LLC, which currently serves as their investment adviser, are subject to the Investment Company Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. In 2018, we completed our transaction to form FS/KKR Advisor, a strategic BDC partnership with FS Investments, to provide investment advisory services to BDCs previously advised by us and FS Investments. BDCs are subject to certain restrictions and prohibitions under the Investment Company Act. If any of the BDCs advised by FS/KKR Advisor fails to meet the requirements for a BDC, it may be regulated as a closed-end investment company under the Investment Company Act and become subject to substantially more regulatory restrictions, which could limit its operating flexibility and in turn result in decreased profitability for FS/KKR Advisor. As our business expands we may be required to make additional registrations under the Investment Company Act or similar laws, including in jurisdictions outside the United States. As an example, in 2019, we raised an Australian listed investment trust, which is listed on the Australian Securities Exchange and subject to the regulation of the Australian Securities and Investments Commission. Compliance with these and other U.S. and non-U.S. rules will increase our compliance costs and create potential for additional liabilities and penalties, which would divert management's attention from our business and investments.

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
The activities of our businesses, including the investment decisions we make and the activities of our employees in connection with our portfolio companies, may subject us and them to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of our funds, holders of our or our portfolio companies' debt or equity, and a variety of other potential litigants. See Item 8. Financial Statements and Supplementary Data—Note 16 "Commitments and Contingencies—Litigation." For example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities of our funds and actions taken by the officers and directors (some of whom may be KKR employees) of portfolio companies, such as lawsuits by other shareholders of our public portfolio companies or holders of debt instruments of companies in which our funds have significant investments. We are also exposed to risks of litigation, investigation or negative publicity in the event of any transactions that are alleged not to have been properly considered and approved under applicable law.
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
Furthermore, the current rise of populist political movements has generated and may continue to generate a growing negative public sentiment toward globalization, free trade, capitalism and financial institutions, which could lead to heightened scrutiny and criticisms of our business and our investments. In addition, public discourse and Congressional inquiries in the 2020 U.S. presidential election have elevated the level of focus put on us, our industry and companies in which our funds are invested. See "—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business—Portfolio Company Legal and Regulatory Environment." The risk of reputational harm is elevated by the prevalence of Internet and social media usage and the increased public focus on behaviors and externalities of business activities, including those affecting stakeholder interests and environmental, social and governance considerations. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain fund investors and qualified professionals and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
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
In addition, investment adviser subsidiaries of KKR externally manage a number of publicly traded permanent capital vehicles, including KREF (a REIT listed on the NYSE), KKR Income Opportunities Fund (a closed-end management investment company) and KKR Credit Income Fund (an Australian listed investment trust). FS KKR Capital Corp. (a BDC listed on the NYSE) and FS KKR Capital Corp. II (a BDC) are advised by FS/KKR Advisor, in which we own a 50% interest.

We plan to enter into new investment management agreements with other publicly traded permanent capital vehicles in the future. Publicly traded permanent capital vehicles allow us to invest in longer-term strategies and secure stable fee streams, while providing liquidity to such vehicle's equity investors. However, these vehicles are subject to the heightened regulatory requirements applicable to public companies, including compliance with the laws and regulations of the SEC, the Exchange Act, the Sarbanes-Oxley Act of 2002 and the national securities exchanges on which their securities are listed, among others. These requirements will place increased demands on senior employees, require administrative, operational and accounting resources, and incur significant expenses. Failure to comply with these requirements could result in a civil lawsuit, regulatory penalties, enforcement actions, or potentially lead to suspension of trading or de-listing from an exchange. Furthermore, if the shareholders of these vehicles were to be dissatisfied with the investment performance or disagree with investment strategies employed by us, they may seek to cause the board of directors of the relevant vehicle to terminate the investment management agreement with us or change the terms of such agreement in a manner that is less favorable to us. As publicly traded entities, these permanent capital vehicles also face additional litigation risk, including class actions and other shareholder lawsuits, which would distract senior employees, including investment professionals.
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
KKR Capital Markets LLC and our other broker-dealer subsidiaries may act as an underwriter, syndicator or placement agent in securities offerings and, through affiliated entities, loan syndications. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness we purchased or placed as an underwriter, syndicator or placement agent at the anticipated price levels or at all. As an underwriter, syndicator or placement agent, we also may be subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings our broker-dealer subsidiaries underwrite, syndicate or place. In certain situations, our broker-dealer subsidiaries may have liabilities arising from transactions in which our investment fund may participate as a purchaser or a seller of securities, which could constitute a conflict of interest or subject us to damages or reputational harm. See "—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business—Other Regulations of the Financial Markets."
We are subject to risks in using third-party service providers, including prime brokers, custodians, administrators and other agents.
Certain of our investment funds, finance vehicles and our principal trading activities depend on the services of third-party service providers, including prime brokers, custodians, administrators and other agents, to carry out administrative or other services, including valuations, securities transactions, tax preparation and government filings. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our fund investors to reputational damage, penalties or losses. We may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers.

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

•
the future performance of our funds will be affected by macroeconomic factors, including negative factors arising from disruptions in the global financial markets or tensions in global trade, which may not have been prevalent in the periods relevant to the historical return data included in this report;

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
There are no readily ascertainable market prices for a substantial majority of illiquid investments of our investment funds, our finance vehicles or other assets on our balance sheet. When determining fair values of investments, we use the last reported market price as of the statement of financial condition date for investments that have readily observable market prices. When an investment does not have a readily available market price, the fair value of the investment represents the value, as determined by us in good faith, at which the investment could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. There is no single standard for determining fair value in good faith and in many cases fair value is best expressed as a range of fair values from which a single estimate may be derived. When making fair value determinations for our private equity investments, we typically use a market multiples approach that considers a specified financial measure (such as EBITDA) and/or a discounted cash flow analysis. Real asset investments in infrastructure, energy and real estate are valued using one or more of the discounted cash flow analysis, market comparables analysis and direct income capitalization, which in each case incorporates significant assumptions and judgments, and in certain cases, utilizes the services of independent valuation firms. Credit investments are valued using values obtained from dealers or market makers, and where these values are not available, credit investments are valued by us based on ranges of valuations determined by an independent valuation firm.
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
Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition.
Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition. For example:

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

•
Political developments, natural disasters, war or threat of war, terrorist attacks, public health crises and other events outside of our control can, and periodically do, materially and adversely impact our portfolio companies and other investments around the world. Our investment strategies target opportunities globally, across North America, Europe, Asia-Pacific and the Middle East. Political instability and extremism, civil unrest and anti-government protests in any region where we have material business operations or investments can, and periodically does, have an adverse impact on our and our portfolio companies’ business results, reputation or license to operate. In addition, occurrence of war or hostilities involving a country in which we have investments or where our portfolio companies operate could adversely affect the operations and valuations of our portfolio companies and investments in such country. Natural disasters, such as extreme weather events, climate change, earthquakes, tsunamis or floods, can also have an adverse impact on certain of our portfolio companies and investments, especially our real asset investments and portfolio companies that rely on physical factories, plants or stores located in the affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses or properties that focus on tourism or recreational travel. Public health crises, pandemics and epidemics, such as those caused by new strains of viruses such as H5N1 (avian flu), severe acute respiratory syndrome (SARS) and, most recently, the novel coronavirus (COVID-19), are also expected to increase as international travel continues to rise, and also directly and indirectly impact us and our portfolio companies in material respects by threatening our and their employees' well-being and morale, interrupting business activities, supply chains and transactional activities, disrupting travel, and negatively impacting the economies of the affected countries or regions.

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
Among the sectors particularly challenged by downturns in the global credit markets (such as the global financial crisis in 2008 and 2009) are the CLO and leveraged finance markets. We have significant exposure to these markets through our CLO subsidiaries, which we principally acquired in the acquisitions of KFN and Avoca. As of December 31, 2019, we indirectly hold below investment grade corporate loans and securities with a $14.9 billion estimated fair market value through our CLO subsidiaries. Each of these subsidiaries is a special purpose company that issued to us and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, our CLO holdings are deeply subordinated, representing the CLO subsidiary's substantial leverage, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to holders or investors that rank more senior to us in right of payment. These loans and bonds also generally involve a higher degree of risk than investment grade rated debt, including the risks described in the paragraphs above. Our CLO subsidiaries have historically experienced an increase in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral during downturns in credit markets. The CLOs' portfolio profile tests set limits on the amount of discounted obligations a CLO can hold. During any time that a CLO issuer exceeds such a limit, the ability of the CLO's manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In such circumstances, CLOs may fail certain over-collateralization tests, which would cause diversions of cash flows away from us as holders of the more junior CLO, which may impact our cash flows. The ability of the CLOs to make interest payments to the holders of the senior notes of those structures is highly dependent upon the performance of the CLO collateral. If the collateral in those structures were to experience a significant decrease in cash flow due to an increased default level, payment of all principal and interest outstanding may be accelerated as a result of an event of default or by holders of the senior notes. There can be no assurance that market conditions giving rise to these types of consequences will not occur, re-occur, subsist or become more acute in the future. Because our CLO structures involve complex collateral and other arrangements, the documentation for such structures is complex, is subject to differing interpretations and involves legal risk. These CLOs have served as long-term, non-recourse financing for debt investments and as a way to reduce refinancing risk, reduce maturity risk and secure a fixed cost of funds over an underlying market interest rate. An inability to continue to utilize CLOs or other similar financing vehicles successfully could limit our ability to fund future investments, grow our business or fully execute our business strategy and our results of operations may be materially and adversely affected.
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
Many of our funds and our balance sheet may hold investments in securities that are not publicly traded. In many cases, our funds or we may be prohibited by contract or by applicable securities laws from selling such securities at many points in time. Our funds or we will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available, and then only at such times when we do not possess material nonpublic information. The ability of many of our funds or us to dispose of investments is heavily dependent on the capital markets and in particular the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is made. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing our investment returns to risks of downward movement in market prices during the intended disposition period. Moreover, because the investment strategy of many of our funds, particularly our private equity funds, often entails having representation on our funds' public portfolio company boards, our funds may be restricted in their ability to effect such sales during certain time periods. In addition, market conditions and regulatory environment can also delay our funds' ability to exit and realize value from their investments. For example, rising interest rates and challenging credit markets may make it difficult for potential buyers to raise sufficient capital to purchase our funds' investments. Government policies regarding certain regulations, such as antitrust law, or restrictions on foreign investment in certain of our funds' portfolio companies or assets can also limit our funds' exit opportunities. The recently enacted Foreign Investment Risk Review Modernization Act ("FIRRMA") and related regulations significantly expanded the types of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States ("CFIUS"). Under FIRRMA, CFIUS has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to exit from certain investments. As many of our funds have a finite term, we could also be forced to dispose of investments sooner than otherwise desirable. Accordingly, under certain conditions, our funds may be forced to either sell their investments at lower prices than they had expected to realize or defer sales that they had planned to make, potentially for a considerable period of time. Moreover, we may determine that we may be required to sell our balance sheet assets alongside our funds' investments at such times. We have made and expect to continue to make significant capital investments in our current and future funds and other strategies. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments.
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
Certain of our funds and CLOs, and our firm through our balance sheet, invest in high-yield, below investment grade or unrated debt, including corporate loans and bonds, each of which generally involves a higher degree of risk than investment grade rated debt, and may be less liquid. Issuers of high yield, below investment grade or unrated debt may be highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. As a result, high yield, below investment grade or unrated debt is often less liquid than investment grade rated debt. Also, investments may be made in loans and other forms of debt that are not marketable securities and therefore are not liquid. In the absence of appropriate hedging measures, changes in interest rates generally will also cause the value of fixed rate debt investments to vary inversely to such changes. The obligor of a debt security or instrument may not be able or willing to pay interest or to repay principal when due in accordance with the terms of the associated agreement and collateral may not be available or sufficient to cover such liabilities. Commercial bank lenders and other creditors may be able to contest payments to the holders of other debt obligations of the same obligor in the event of default under their commercial bank loan agreements. Sub-participation interests in syndicated debt may be subject to certain additional risks as a result of having no direct contractual relationship with underlying borrowers. Debt securities and instruments may be rated below investment grade by recognized rating agencies or unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer's failure to make timely interest and principal payments.
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
We and our funds hold investments that include debt instruments and equity securities of companies that we do not control, and such investments may comprise an increasing part of our business. Such instruments and securities may be acquired by our funds through trading activities or through purchases of securities from the issuer or we may purchase such instruments and securities on a principal basis. In addition, our funds may acquire minority equity interests, particularly when making private equity investments in Asia, making growth equity investments or sponsoring investments as part of an investor consortium or through many of our credit funds. Our funds may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. We and our funds, including our newer private equity funds, have made certain minority investments in publicly traded companies.
We have also made minority investments in companies including hedge fund managers on our balance sheet. For example, we have investments in Marshall Wace, BlackGold and PAAMCO Prisma. We also have investments in real estate managers like Drawbridge Realty.
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
Many of our funds invest or have the flexibility to invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds. For example, as of December 31, 2019, approximately 51% of the capital invested in those funds was attributable to non-U.S. investments. Investing in companies that are based or have significant operations in countries outside of the United States and, in particular, in emerging markets such as China and India, Eastern Europe, South and Southeast Asia, Latin America and Africa, involves risks and considerations that are not typically associated with investments in companies established in the United States. These risks may include the following:

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
As a result of the complexity of and lack of clear laws, precedent or authority with respect to the application of various income tax laws to our structures, the application of rules governing how transactions and structures should be reported is also subject to differing interpretations. In particular, certain jurisdictions have either proposed or adopted rules that seek to limit the amount of interest that may be deductible where the lender and the borrower are related parties (or where third-party borrowings have been guaranteed by a related party) and in some cases, without regard to whether the lender is a related party, or may seek to interpret existing rules in a more restrictive manner. In addition, the tax authorities of certain countries have sought to disallow tax deductions for transaction and certain other costs at the portfolio company level either on the basis that the entity claiming the deduction does not benefit from the costs incurred or on other grounds. These measures will most likely adversely affect portfolio companies in those jurisdictions in which our investment funds have investments, and limit the benefits of additional investments in those countries. Our business is also subject to the risk that similar measures might be introduced in other countries in which our investment funds currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest. See "—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition."
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
Similarly, our balance sheet has significant exposures to certain issuers, industries or asset classes. Because we hold interests in some of our portfolio companies both through our balance sheet investments in our private equity funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us as compared to other portfolio companies. In these circumstances, as was the case with energy investments beginning in late 2014 through and into 2018, losses may have an even greater impact on our results of operations and financial condition, as we would directly bear the full extent of such losses. Our balance sheet also has significant exposures to a small group of companies, with our investment in Fiserv, Inc. (NASDAQ: FISV) representing approximately 14.1% and our top five investments representing approximately 30.5% of our balance sheet's total investments as of December 31, 2019. As a result, our investment income is subject to greater volatility depending on such companies' operating results and other idiosyncratic factors specific to such companies, and in the case of publicly traded companies, our operating results would be impacted by volatility in the public markets generally and in the stock price of such companies. See "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures" for information on significant investments held on our balance sheet.
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
A portion of assets invested in our funds in the Public Markets business line are managed through separately managed accounts or entities structured for investment by one investor or related investors whereby we earn management and incentive fees, and we intend to continue to seek additional separately managed account or single entity mandates. The investment management agreements we enter into in connection with managing separately managed accounts or entities on behalf of certain clients may be terminated by such clients on as little as 30 days' prior written notice, or less in certain prescribed circumstances. In addition, we provide sub-advisory services to other investment advisors and managers. Such investment advisors and managers could terminate our sub-advisory agreements on as little as 30 days' prior written notice. In the case of any such terminations, the management and incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a material adverse impact on our revenues.
In addition, certain funds in our Public Markets business line are registered under the Investment Company Act as management investment companies. These funds and KKR Credit Advisors (US) LLC, which serves as their investment adviser, are subject to the Investment Company Act and the rules thereunder. One of these funds is a NYSE-listed closed-end fund. BDCs in our BDC platform are also registered under the Investment Company Act, including FS KKR Capital Corp., a BDC listed on the NYSE. In addition, the management fees we and our strategic BDC partnership receive for managing registered investment companies and BDCs will generally be subject to contractual rights the company's board of directors or the investment adviser has to terminate KKR's or our strategic BDC partnership's management of an account on as short as 60 days' prior notice. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.

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

To the extent the financial condition of Marshall Wace, PAAMCO Prisma or other third-party hedge fund managers with which we have hedge fund partnerships is adversely affected by these risks, our revenues, AUM and FPAUM may also decline.

Risks Related to Our Common Stock
Our founders' significant voting power limits the ability of holders of our Class A common stock to influence our business.

Holders of our Class A common stock are entitled to vote pursuant to Delaware law with respect to:

•
Any amendment of our certificate of incorporation to change the par value of our Class A common stock or the powers, preferences or special rights of our Class A common stock in a way that would affect our Class A common stock adversely;

•A conversion of the legal entity form of KKR & Co. Inc.; and

•A transfer, domestication or continuance of KKR & Co. Inc. to a foreign jurisdiction.

In addition, our certificate of incorporation provides voting rights to holders of our Class A common stock on the following additional matters:

•A sale, exchange or disposition of all or substantially all of our assets;

•A merger, consolidation or other business combination;

•An increase in the number of authorized shares of Class B common stock; and

•	Certain amendments to our certificate of incorporation that would have a material adverse effect on our Class A common stock relative to the other classes of our stock.

Furthermore, holders of our Class A common stock have the right to vote on the adoption of a new equity compensation plan any material amendment to an existing equity compensation plan, and an issuance of common stock if, based on the number of shares or the voting power outstanding before such issuance, more than 1% of our common stock is issued to our affiliates and other related parties or more than 20% of our common stock is issued in any transaction, subject to certain limited exemptions. In January 2019, holders of our Class A common stock, together with the holders of our Class C common stock, voted on the adoption of our 2019 Equity Incentive Plan.

In general, any matters that are subject to a vote of the holders of our Class A common stock will require the approval of a majority in voting power of all our Class A common stock and Class C common stock, voting together as a single class. As a result, KKR Holdings, the holder of our Class C common stock, will vote together with the holders of our Class A common stock. As of February 10, 2020, there were 558,046,130 shares of Class A common stock and 290,381,345 shares of Class C common stock issued and outstanding, giving holders of Class A common stock 65.8% and KKR Holdings 34.2% of the total combined voting power on matters for which they are entitled to vote together as a single class. Because Messrs. Kravis and Roberts, when acting together, jointly control the vote of the shares of our Class C common stock held by KKR Holdings,

Messrs. Kravis and Roberts are expected to be able to substantially influence the outcome of any matter submitted to a vote of the Class A common stock. In addition, Messrs. Kravis and Roberts, when acting together, jointly control the vote of the Class B common stock held by KKR Management LLP. The vote of the Class B common stock will determine the outcome of all matters that are not listed above as being subject to a vote by the Class A common stock.

Our certificate of incorporation and bylaws contain additional provisions affecting the holders of our Class A common stock, including limitations on the calling of meetings of the stockholders and procedures for submitting proposals for business to be considered at meetings of the stockholders. In addition, any person that beneficially acquires 20% or more of any class of stock then outstanding without the consent of our board of directors (other than KKR Management LLP or KKR Holdings L.P., which are jointly controlled by our founders) is unable to vote such stock on any matter submitted to such stockholders.

For a more detailed description of our Class A common stock, Class B common stock and Class Common stock, see "Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934," which is filed as an exhibit to this report.

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

We are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of holders of our Class A common stock is required. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements will not be generally available to holders of our Class A common stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the Class B Stockholder, then we will similarly not provide any of this information to the holders of our Class A common stock. In addition, we will generally not be subject to the "say-on-pay" and "say-on-frequency" provisions of the Dodd-Frank Act. As a result, our stockholders will not have an opportunity to provide a non-binding vote on the compensation of our named executive officers. Moreover, holders of our Class A common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they generally submit stockholder proposals under Rule 14a-8 of the Exchange Act.

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

In addition, we have agreed to indemnify the Class B Stockholder and its affiliates and any member, partner, Tax Matters Partner (as defined in U.S. Internal Revenue Code of 1986, as amended (the "Code"), as in effect prior to 2018), Partnership Representative (as defined in the Code), officer, director, employee agent, fiduciary or trustee of any of KKR or its subsidiaries, KKR Group Partnership, the Class B Stockholder or any of our or the Class B Stockholder’s affiliates and certain other specified persons (collectively, "Indemnitees"), to the fullest extent permitted by law, against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts incurred by any Indemnitee. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the Indemnitee acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings.

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
The market price of our Class A common stock could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of Class A common stock in the future at a time and at a price that we deem appropriate. As of February 10, 2020, we have 558,046,130 shares of Class A common stock outstanding, which amount excludes shares beneficially owned by KKR Holdings in the form of KKR Group Partnership Units discussed below and shares available for future issuance under our 2019 Equity Incentive Plan.
As of February 10, 2020, KKR Holdings owns 290,381,345 KKR Group Partnership Units that may be exchanged, on a quarterly basis, for our shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The market price of our Class A common stock could decline as a result of the exchange or the perception that an exchange may occur of a large number of KKR Group Partnership Units for shares of our Class A common stock. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell shares of our Class A common stock in the future at a time and at a price that they deem appropriate.
In addition, we will continue to issue additional shares of Class A common stock pursuant to our 2019 Equity Incentive Plans, and such issuances may increase in the future as equity awards granted by KKR Holdings decrease. See "Risks Related to Our Business—If we cannot retain and motivate our employees and other key personnel and recruit, retain and motivate new employees and other key personnel, our business, results of operations and financial condition could be materially and adversely affected." As of January 1, 2020, 123,295,864 shares of Class A common stock were available for issuance in respect of outstanding awards and the grant of future awards, representing 15% of the aggregate number of shares of Class A common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries) outstanding (together, "Diluted Class A Shares") at the close of business on December 31, 2019, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Under the 2019 Equity Incentive Plan, on the first day of each fiscal year, the number of shares of Class A common stock available for issuance of future awards under our New Equity Incentive Plan will be adjusted upwards to 15% of the aggregate number of Diluted Class A Shares outstanding at the close of business on the last day of the immediately preceding fiscal year, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. In addition, previously issued awards that were canceled or are canceled in the future, or in certain cases, withheld in respect of tax withholding obligations, are or will become available for further grant under the terms of our 2019 Equity Incentive Plan. See "Executive Compensation—KKR & Co. Inc. Equity Incentive Plan." In the past, we have issued and sold KKR & Co. Inc. Class A common stock to generate cash proceeds to pay withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to our Equity Incentive Plans or the amount of cash delivered in respect of awards granted pursuant to our Equity Incentive Plans that are settled in cash instead of Class A common stock. We may issue and sell shares of our Class A common stock in the future for similar purposes.

We have used and in the future may continue to use Class A common stock as consideration in acquisitions and strategic investments. For example, in connection with KKR's acquisition of KFN, we issued the equivalent of approximately 104.3 million shares of our Class A common stock, in connection with KKR's acquisition of Avoca, we issued the equivalent of approximately 4.9 million shares of our Class A common stock and in connection with KKR's initial acquisition and subsequent increase in ownership of Marshall Wace, we issued the equivalent of approximately 23.0 million shares of our Class A common stock. In addition, in connection with other investments, we may make certain future contingent payments in the form of Class A common stock. If our valuations of these transactions are not accurate or if the value of these acquisitions and investments is not realized, the value of our Class A common stock as well as our dividend per share of Class A common stock may decline.

Our issuance of preferred stock may cause the price of our Class A common stock to decline, which may negatively impact our Class A common stockholders.

Our board of directors is authorized to issue series of shares of preferred stock without any action on the part of our stockholders and, with respect to each such series, fix, without stockholder approval (except as may be required by our certificate of incorporation or any certificate of designation relating to any outstanding series of preferred stock), the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of preferred stock and the number of shares of such series. Any series of preferred stock we may issue in the future will rank senior to all of our Class A common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding-up. If we issue cumulative preferred stock in the future that has preference over our Class A common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Class A common stockholders in the limited instances in which they have the right to vote, the market price of our Class A common stock could decrease. Similarly, the limited partnership agreement of the KKR Group Partnership authorize the general partner of the KKR Group Partnership to issue an unlimited number of additional securities of the KKR Group Partnership with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the KKR Group Partnerships Units, and which may be exchangeable for KKR Group Partnership Units. For example, in March and June of 2016, KKR issued 13,800,000 Series A preferred units (which have subsequently been converted to shares of Series A Preferred Stock) and 6,200,000 Series B preferred units (which have subsequently been converted to shares of Series B Preferred Stock), respectively, and in connection with such issuances, the KKR Group Partnerships issued preferred units with economic terms designed to mirror KKR's respective preferred units.

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

Our founders, who also serve as our Co-Chairmen and Co-Chief Executive Officers, jointly control the Class B Stockholder when acting together. As a result, conflicts of interest may arise among the Class B Stockholder and its controlling persons, on the one hand, and us and the holders of our Class A common stock, on the other hand.

The Class B Stockholder has the ability to generally control our business and affairs through its ownership of the sole share of Class B common stock, the Class B Stockholder's ability to appoint our board of directors, and provisions under our certificate of incorporation requiring Class B Stockholder approval for certain corporate actions (in addition to approval by our board of directors). See "—Certain actions by our board of directors require the approval of the Class B Stockholder, which is controlled by our senior employees." If the holders of our Class A common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.

Further, through its ability to elect our board of directors, the Class B Stockholder has the ability to indirectly influence the determination of the amount and timing of the KKR Group Partnership’s investments and dispositions, cash expenditures, including those relating to compensation, indebtedness, issuances of additional partner interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of KKR Group Partnership Units.

In addition, conflicts may arise relating to the selection, structuring and disposition of investments and other transactions, declaring dividends and other distributions and other matters due to the fact that our senior principals indirectly hold KKR Group Partnership Units through KKR Holdings, which is a pass-through entity that is not subject to corporate income taxation.

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

•	the adoption by us of a shareholder rights plan;

•	the amendment of our certificate of incorporation, certain provisions of our bylaws relating to our board of directors and officers or the operating agreement of the KKR Group Partnership;

•	the exchange or disposition of all or substantially all of our assets or the assets of the KKR Group Partnership;

•	the merger, sale or other combination of our company or the KKR Group Partnership with or into any other person;

•	the transfer, mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the assets of the KKR Group Partnership;

•	the appointment or removal of our Chief Executive Officer or a Co-Chief Executive Officer;

•
the termination of our employment of any of our officers or the officers of any of our subsidiaries or the termination of the association of a partner with any of our subsidiaries, in each case, without cause;

•	the liquidation or dissolution of us or the KKR Group Partnership; and

•
the withdrawal, removal or substitution of any person as the general partner of the KKR Group Partnership or the transfer of beneficial ownership of all or any part of a general partner interest in the KKR Group Partnership to any person other than a wholly-owned subsidiary.

The Class B Stockholder may transfer its interest in the sole share of Class B Common Stock which could materially alter our operations.
The Class B Stockholder may transfer the sole outstanding share of our Class B common stock held by it to a third party upon receipt of approval to do so by our board of directors and satisfaction of certain other requirements, and without the consent of the holders of our Class A common stock and Class C common stock. Further, the partners of the Class B Stockholder may sell or transfer all or part of their partnership interests in the Class B Stockholder at any time without KKR's approval. A new holder of our Class B common stock or new controlling partners of the Class B Stockholder may appoint directors to our board of directors who have a different philosophy and/or investment objectives from those of our current directors. A new holder of our Class B common stock, new controlling partners of the Class B Stockholder and/or the directors they appoint to our board of directors could also have a different philosophy for the management of our business, including the hiring and compensation of our investment professionals. If any of the foregoing were to occur, we could experience difficulty in forming new funds and other investment vehicles and in making new investments, and the value of our existing investments, our business, our results of operations and our financial condition could materially suffer.

We intend to pay periodic dividends to the holders of our Class A common stock and preferred stock, but our ability to do so may be limited by our holding company structure and contractual restrictions.
We intend to pay cash dividends on a quarterly basis. We are a holding company and have no material assets other than the KKR Group Partnership Units that we hold through a wholly-owned subsidiary and have no independent means of generating income. Accordingly, we intend to cause the KKR Group Partnership to make distributions on the KKR Group Partnership Units, including KKR Group Partnership Units that we directly or indirectly hold, in order to provide us with sufficient amounts to fund dividends we may declare. If the KKR Group Partnership makes such distributions, other holders of KKR Group Partnership Units, including KKR Holdings, will be entitled to receive equivalent distributions pro rata based on their KKR Group Partnership Units.
The declaration and payment of dividends to our Class A common stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. The declaration and payment of dividends is subject to legal, contractual and regulatory restrictions on the payment of dividends by us or our subsidiaries, including restrictions contained in our debt agreements, the terms of our certificate of incorporation, and such other factors as the board of directors considers relevant including, among others: our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements. Under Section 170 of the Delaware General Corporation Law ("DGCL"), our board of directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. However, dividends may not be declared out of net profits if our capital, computed in accordance with DGCL, shall have been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Furthermore, by paying cash dividends rather than investing that cash in our businesses, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
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
We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our Class A common stock for KKR Group Partnership Units and related transactions, and the timing and value of these tax attributes differ from those of our restricted stock units.
We are required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. Certain of these exchanges are expected to result in an increase in our share of the tax basis of the tangible and intangible assets of the KKR Group Partnership, primarily attributable to a portion of the goodwill inherent in our business that would not otherwise have been available. This increase in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings or to current and former principals who have exchanged KKR Holdings units for shares of Class A common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax that we realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings we actually realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. These payment obligations are obligations of KKR & Co. Inc. and certain of its intermediate holding companies and not of the KKR Group Partnership. Our 2019 Equity Incentive Plan provides for the issuance of restricted holdings units that are not related to KKR Holdings. While the tax receivable agreement does not apply to restricted holdings units issued under our 2019 Equity Incentive Plan (and therefore we will receive 100% of any tax benefits arising from the exchange of restricted holdings units for shares of Class A common stock), any tax benefits we realize from KKR Holdings units or restricted holdings units would be deferred until such units are exchanged for shares of our Class A common stock. The timing of the tax benefit is different with respect to our restricted stock units, where we realize any tax benefit at the time of vesting, which is generally earlier than the time of exchange of KKR Holdings units or restricted holdings units. As a result, the actual increase in tax basis and the amount of tax savings in any given year will vary depending upon a number of factors, including the timing of exchanges, the number of units exchanged, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our taxable income. We expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnership, the payments that we may be required to make to KKR Holdings or transferees of its KKR Group Partnership Units under the tax receivable agreement will be substantial.
We recorded $131.3 million in our consolidated statements of financial condition as of December 31, 2019, representing the estimated aggregate future payment amount, on an undiscounted basis, under the tax receivable agreement as of such date for previously exchanged KKR Holdings units. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Other Liquidity Needs—Contractual Obligations, Commitments and Contingencies." As of December 31, 2019, 290.4 million KKR Holdings units (the "Remaining KKR Holdings Units") remained available for exchange into shares of our Class A common stock. The present value of our aggregate cash tax savings is highly dependent on the assumed discount rate used for its calculation. Assuming (i) all of the Remaining KKR Holdings Units had been exchanged for shares of our Class A common stock on December 31, 2019, (ii) all such exchanges were taxable to the exchanging unitholders, (iii) the market value of our Class A common stock was $29.17 per share (which was the closing price on December 31, 2019), and (iv) our effective tax rate, for federal, state and local income tax combined, was 23.25%, we estimate that the present value of our aggregate cash tax savings over the next 15 years attributable to such hypothetical exchange of the Remaining KKR Holdings Units would have been approximately $825 million assuming a 7% per annum discount rate and approximately $559 million assuming a 15% per annum discount rate. Using the assumptions above, we estimate our payments under the tax receivable agreement to KKR Holdings and current and former principals attributable to such hypothetical exchange of the Remaining KKR Holdings Units would be 85% of the foregoing amounts, or $701 million using a 7% discount rate and $475 million using a 15% discount rate. The estimates above also assume that we would have taxable income sufficient to fully utilize the deductions arising from the increase in tax basis and any interest imputed with respect to our payment obligations under the tax receivable agreement, and that there would be no future changes to federal, state or local income tax rates. The assumptions and estimates described above are for illustrative purposes only. These estimates are not intended to be a projection of any future financial results, and the actual increases in tax basis and any payments under the tax receivable agreement resulting from any exchanges of KKR Holdings units that occur in the future are expected to vary materially from these estimates. Moreover, the method for calculating the estimated aggregate future payment amount recorded in our financial statements differs in material respects from the assumptions used to calculate the present value of our aggregate cash tax savings over the next 15 years attributable to the hypothetical exchange of all Remaining KKR Holding Units. For example, no discount rate has been applied to the estimated aggregate future payment amount for previously exchanged KKR Holdings units.
We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise. In particular, our obligations under the tax receivable agreement would be effectively accelerated in the event of an early termination of the tax receivable agreement by us or in the event of certain mergers, asset sales and other forms of business combinations or other changes of control. In these situations, we would be required to pay an early termination payment based upon the net present value of all tax benefits that would be required to be paid by us to KKR Holdings and current and former principals who have exchanged KKR Holdings units. The method used to calculate the early termination payment is prescribed in the tax receivable agreement and the assumptions used for this purpose, including an applicable discount rate, which currently is LIBOR (as defined) plus 1% (LIBOR plus 1% was 2.76250% as of December 31, 2019), differ in material respects from the assumptions used to calculate the estimated present value of our aggregate cash tax savings for the hypothetical exchange of all Remaining KKR Holdings Units or the estimated payment amount for previously exchanged KKR Holdings units that is recorded in our financial statements. Accordingly, as of December 31, 2019, the amount of early termination payment would have been significantly larger than the present value of the estimated payments under the tax receivable agreement described above. At the time of the filing of this Annual Report, we have no intention to exercise the early termination right.
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
With regard to the provision described in the second bullet point above, we have no material assets other than our equity interests in subsidiaries, which in turn have no material assets other than equity interests, directly or indirectly, in the KKR Group Partnership. Through these interests, we indirectly are the sole general partner of the KKR Group Partnership and indirectly are vested with all management and control over the KKR Group Partnership. We do not believe our equity interests in our subsidiaries are investment securities, and we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities. Accordingly, based on our determination, less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. However, our subsidiaries have a significant number of investment securities, and we expect to make investments in other investment securities from time to time. We monitor these holdings regularly to confirm our continued compliance with the 40% test described in the second bullet point above. The need to comply with this 40% test may cause us to restrict our business and subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, sell investment securities, including on unfavorable terms, acquire assets or businesses that could change the nature of our business or potentially take other actions that may be viewed as adverse by the holders of our Class A common stock, in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act.
The Investment Company Act and the rules and regulations thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules and regulations thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause us to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, would make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us, including the KKR Group Partnership, and KKR Holdings, and materially and adversely affect our business, results of operations and financial condition. In addition, we may be required to limit the amount of investments that we make as a principal, potentially divest of our investments or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.

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
In 2011, the SEC published an advance notice of proposed rulemaking regarding Rule 3a-7 under the Investment Company Act and a concept release seeking information on Section 3(c)(5)(C) of the Investment Company Act, two provisions with which KKR's subsidiaries, including KFN, must comply under the 40% test described above. Among the issues for which the SEC has requested comment is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC is also seeking information about the nature of entities that invest in mortgages and mortgage-related pools and how the SEC staff's interpretive positions in connection with Section 3(c)(5)(C) affect these entities. Although no further action has been taken by the SEC, any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit KKR's ability, or the ability of any of its subsidiaries, including KFN, to pursue its current or future operating strategies, which could have a material adverse effect on us.
We may from time to time undertake internal reorganizations that may adversely impact our business and results of operations.

On July 1, 2018, we converted from a Delaware limited partnership to a Delaware corporation, and on January 1, 2020, we completed an internal reorganization to, among other changes, combine KKR Management Holdings L.P. and KKR International Holdings L.P., which were former intermediate holdings companies for KKR's business, with another intermediate holding company, KKR Fund Holdings L.P., which changed its name to KKR Group Partnership L.P. From time to time, we may undertake other internal reorganizations or make other changes in an effort to simplify our organizational structure, streamline our operations, increase our stockholder base or for other operational reasons. These reorganizations or changes could be disruptive to our business, result in significant expense, require regulatory approvals, and may not be successful in achieving its objectives or fail to result in the intended or expected benefits, any of which could adversely impact our business and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York. We also lease space for our other offices in North America, Europe, Asia and Australia. We consider these facilities to be suitable and adequate for the management and operations of our business.

In May 2019, we took delivery of office space at 30 Hudson Yards in New York, New York to serve as our principal executive offices in late 2020.

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

The number of holders of record of our Class A common stock as of February 10, 2020 was 24. This does not include the number of stockholders that hold shares in "street-name" through banks or broker-dealers.

Dividend Policy

Under our current dividend policy for Class A common stock, we expect to pay our Class A common stockholders an annualized dividend of $0.54 per share of Class A common stock, equal to a quarterly dividend of $0.135 per share of Class A common stock, beginning with any dividend announced with respect to the first quarter of 2020. On January 31, 2020, we declared a regular dividend of $0.125 per share of Class A common stock under our prior dividend policy for the quarter ended December 31, 2019.

Because we make our investment in our business through a holding company structure and the applicable holding companies do not own any material cash-generating assets other than their direct and indirect holdings in KKR Group Partnership Units, dividends are expected to be funded in the following manner:

•
First, the KKR Group Partnership will make distributions to holders of KKR Group Partnership Units, including the holding companies through which we invest, in proportion to their percentage interests in the KKR Group Partnerships;

•	Second, the holding companies through which we invest will distribute to us the amount of any distributions that they receive from the KKR Group Partnership, after deducting any applicable taxes; and

•
Third, we will distribute to holders of our Class A common stock, Series A Preferred Stock and Series B Preferred Stock the amount of dividends declared by our board of directors from the distributions that we receive from our holding companies through which we invest.

The limited partnership agreement of the KKR Group Partnership provides for cash distributions, which are referred to as "tax distributions," to the partners of the partnership if we determine that the taxable income of the partnership will give rise to taxable income for its partners, including indirectly KKR Holdings. The KKR Group Partnership may make tax distributions in the future, from time to time, to provide distributions to pay for the U.S. or non-U.S. tax liabilities of the partners of KKR Holdings.

The declaration and payment of any dividends to holders of our Class A common stock, Series A Preferred Stock or Series B Preferred Stock are subject to the discretion of our board of directors, which may change our dividend policy at any time or from time to time, and the terms of our certificate of incorporation. There can be no assurance that dividends will be made as intended or at all or that any particular dividend policy will be maintained. When KKR & Co. Inc. receives distributions from the KKR Group Partnership (the holding company of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnership. Furthermore, the declaration and payment of distributions and dividends is subject to legal, contractual and regulatory restrictions on the payment of dividends and distributions by us or our subsidiaries, including restrictions contained in our debt agreements, the terms of our preferred stock, and such other factors as the board of directors considers relevant including, among others: our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Cash." In addition, under Section 170 of the DGCL, our board of directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Class A Common Stock Repurchases in the Fourth Quarter of 2019

Under our current repurchase program, KKR is authorized to repurchase its Class A common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any Class A common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of Class A common stock, and the program may be suspended, extended, modified or discontinued at any time.

In addition to the repurchases of Class A common stock described above, subsequent to May 3, 2018, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of Class A common stock. From October 27, 2015 through December 31, 2019, KKR has paid approximately $327 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of Class A common stock or its equivalent upon the vesting of equity awards representing 16.3 million shares of Class A common stock. Of these amounts, equity awards representing 11.0 million shares of Class A common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.

The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our Class A common stock during the fourth quarter of 2019. 1,489,163 shares of Class A common stock were repurchased during the fourth quarter of 2019 and 1,396,907 equity awards were retired during the fourth quarter of 2019. From inception of the repurchase program through December 31, 2019, we have repurchased or retired a total of approximately 47.4 million shares of Class A common stock under the program at an average price of approximately $17.73 per share.

Issuer Purchases of Class A common stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2019 to October 31, 2019)	—	$—	40,585,002	$446,605
Month #2 (November 1, 2019 to November 30, 2019)	—	$—	40,585,002	$446,605
Month #3 (December 1, 2019 to December 31, 2019)	1,489,163	$29.25	42,074,165	$365,540
	1,489,163

(1) Amounts have been reduced by retirements of equity awards occurring after May 3, 2018.

Unregistered Sale of Equity Securities

On November 22, 2019, KKR acquired an additional 5.0% interest in Marshall Wace after the exercise of the final remaining options agreed to between Marshall Wace and KKR. As partial consideration, KKR issued 5,674,251 shares of Class A common stock to affiliates of Marshall Wace in a private transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act. For a further discussion of the transaction, see Item 8. Financial Statements and Supplementary Data—Note 4 "Investments—Equity Method."

Other Equity Securities
During the fourth quarter of 2019, 5,364,802 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of shares of our Class A common stock. This resulted in an increase in our ownership of the KKR Group

Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings. On February 12, 2020, approximately 3.9 million KKR Group Partnership Units were exchanged by KKR Holdings into an equal number of shares of our Class A common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. We derived the selected historical consolidated financial data as of December 31, 2019 and 2018 and for the years ending December 31, 2019, 2018 and 2017 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical consolidated financial data as of December 31, 2017, 2016, and 2015 and for the years ended December 31, 2016 and 2015 from our audited consolidated financial statements, which are not included in this report. You should read the following data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report.

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

Prior to January 1, 2018, to the extent an investment fund was not consolidated, KKR accounted for carried interest within Revenues separately from its general partner capital interest, which was included within Investment Income (Loss) in the consolidated statements of operations. Effective January 1, 2018, the carried interest component of the general partner interest and the capital interest KKR holds in its investment funds as the general partner are accounted for as a single unit of account and reported within Revenues in the consolidated statements of operations. This change in accounting principle has been applied on a full retrospective basis. See Item 8. Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements included elsewhere in this report.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(all dollars are in thousands, except share and per share data)
Statements of Operations Data:
Total Revenues	$4,220,900	$2,395,836	$3,557,280	$2,040,018	$1,043,768
Total Expenses	2,908,431	2,089,477	2,336,692	1,695,474	1,871,225
Total Investment Income (Loss)	3,855,821	1,950,489	1,563,780	630,681	6,169,125
Income (Loss) Before Taxes	5,168,290	2,256,848	2,784,368	975,225	5,341,668
Income Tax Expense (Benefit)	528,750	(194,098)	224,326	24,561	66,636
Net Income (Loss)	4,639,540	2,450,946	2,560,042	950,664	5,275,032
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	(37,352)	73,972	(8,476)	(4,512)
Net Income (Loss) Attributable to Noncontrolling Interests	2,634,491	1,357,235	1,467,765	649,833	4,791,062
Net Income (Loss) Attributable to KKR & Co. Inc.	2,005,049	1,131,063	1,018,305	309,307	488,482
Series A Preferred Stock Dividends	23,288	23,288	23,288	17,337	—
Series B Preferred Stock Dividends	10,076	10,076	10,076	4,898	—
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$1,971,685	$1,097,699	$984,941	$287,072	$488,482

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock
Basic	$3.62	$2.14	$2.10	$0.64	$1.09
Diluted	$3.54	$2.06	$1.95	$0.59	$1.01
Weighted Average Shares of Class A Common Stock Outstanding
Basic	545,096,999	514,102,571	468,282,642	448,905,126	448,884,185
Diluted	557,687,512	533,707,039	506,288.971	483,431,048	482,699,194

	As of December 31,
	2019	2018	2017	2016	2015
	(all dollars are in thousands)
Statements of Financial Condition Data:
Total Assets	$60,899,319	$50,743,375	$45,834,719	$39,002,897	$71,042,339
Total Liabilities	$30,396,945	$25,360,766	$25,171,919	$21,884,814	$21,574,754
Redeemable Noncontrolling Interests	$—	$1,122,641	$610,540	$632,348	$188,629
Noncontrolling Interests	$19,694,884	$15,610,358	$12,866,324	$10,545,902	$43,731,774
Total KKR & Co. Inc. Stockholders' Equity (1)	$10,807,490	$8,649,610	$7,185,936	$5,939,833	$5,547,182

(1)
Total KKR & Co. Inc. stockholders' equity (including Series A and B preferred stock) reflects only the portion of equity attributable to KKR & Co. Inc. (65.9% interest in the KKR Group Partnerships as of December 31, 2019) and differs from book value reported on a non-GAAP basis primarily as a result of the exclusion of the allocations of equity to KKR Holdings. KKR Holdings' 34.1% interest in the KKR Group Partnerships as of December 31, 2019 is reflected as noncontrolling interests and is not included in total KKR & Co. Inc. stockholders' equity. For periods prior to December 31, 2018, equity attributable to KKR & Co. Inc. differs from book value reported on a non-GAAP basis primarily as a result of the exclusion of the equity impact of KKR Management Holdings Corp. and allocations of equity to KKR Holdings.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements of KKR & Co. Inc., together with its consolidated subsidiaries, and the related notes included elsewhere in this report. The historical consolidated financial data discussed below reflects the historical results and financial position of KKR and do not reflect the Reorganization or the acquisition of KKR Capstone on January 1, 2020. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-looking Statements" and "Risk Factors." Actual results may differ materially from those contained in any forward-looking statements.
Overview of Business

For a discussion about our business lines and our firm, see Item 1. "Business."

Business Environment
Economic and Market Conditions
Economic Conditions. As a global investment firm, we are affected by financial and economic conditions globally. Global and regional economic conditions have substantial impact on our financial condition and results of operations, impacting the values of the investments we make, our ability to exit these investments profitably, our ability to raise capital from investors, and our ability to make new investments. Financial and economic conditions in the United States, European Union, Japan, China, and other major economies are significant contributors to the global economy.

In 2019, the U.S. economy grew at a solid pace, although the growth rate slowed compared to 2018 amid the U.S.-China trade dispute and a decelerating global economy. After cutting its benchmark interest rate three times in the second half of 2019, the U.S. Federal Reserve left the rate unchanged in December 2019 and signaled that rates would remain on hold in 2020. In the United States, real GDP growth is 2.3% for the full year ended December 31, 2019, compared to 2.9% in the prior year; the U.S. unemployment rate was 3.5% as of December 31, 2019, down from 3.9% as of December 31, 2018; U.S. core consumer price index was 2.3% on a year-over-year basis as of December 31, 2019, slightly up from 2.2% on a year-over-year basis as of December 31, 2018; and the effective federal funds rate set by the U.S. Federal Reserve was 1.6% as of December 31, 2019, down from 2.4% as of December 31, 2019.
In 2019, the European Union's economic growth slowed down, with fourth quarter growth stalling almost to zero, and the economies of France and Italy contracting in the quarter. In the Euro Area, real GDP growth is estimated to be 1.2% for the year ended December 31, 2019 down from 1.9% in the prior year; the Euro Area unemployment rate was 7.4% as of December 31, 2019, down from 7.8% as of December 31, 2018; Euro Area core inflation was 1.3% on a year-over-year basis as of December 31, 2019, up from 0.9% as of December 31, 2018; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of December 31, 2019, unchanged from December 31, 2018.
In 2019, Japanese economic growth slowed down in the second half of the year, with fourth quarter GDP expected to have contracted. China's economic growth in 2019 recorded one of the slowest rates of growth in recent years, although it was in line with the official target range provided by the Chinese government earlier in the year. Both Japan and China suffered from the U.S.-China trade tensions and soft global demand. The recent outbreak of coronavirus (COVID-19) in the region has added pressure to the economic outlook for both countries. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of December 31, 2019, unchanged from December 31, 2018; and in China, reported real GDP is estimated to be 6.1% in the year ended December 31, 2019, below the 6.7% reported for the year ended December 31, 2018.
These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. Other key issues include (i) political uncertainty caused by, among other things, populist political parties, economic nationalist sentiments, anti-government protests and the 2020 U.S. Presidential election, (ii) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, and austerity programs, (iii) volatility or downturn in stock and credit markets, (iv) the potential impact and duration of the recent outbreak of the novel coronavirus, (v) any unexpected shift in the U.S. Federal Reserve's monetary policies and its impact on the markets and (vi) technological advancements and innovations that may disrupt marketplaces and businesses. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition."
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

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the year ended December 31, 2019, global equity markets were positive, with the S&P 500 Index up 31.5% and the MSCI World Index up 28.4% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (the "VIX"), a measure of volatility, ended at 13.8 as of December 31, 2019, decreasing from 25.4 as of December 31, 2018. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies."
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

During the year ended December 31, 2019, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) contracted by 58 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) contracted by 173 basis points. The non-investment grade credit indices were up during the year ended December 31, 2019, with the S&P/LSTA Leveraged Loan Index up 8.6% and the BofAML HY Master II Index up 14.4%. During the year ended December 31, 2019, 10-year government bond yields fell 77 basis points in the United States, fell 46 basis points in the United Kingdom, fell 43 basis points in Germany, fell 16 basis points in China, and fell 1 basis point in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition."

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
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the year ended December 31, 2019, the euro fell 2.2%, the British pound strengthened 3.9%, the Japanese yen rose 1.0%, and the Chinese renminbi fell 1.2%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "—Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk."

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the year ended December 31, 2019, the long-term price of WTI crude oil increased approximately 3%, and the long-term price of natural gas decreased approximately 7%. The long-term price of WTI crude oil increased from approximately $50 per barrel to $52 per barrel, and the long-term price of natural gas decreased from approximately $2.60 per mcf to $2.42 per mcf as of December 31, 2018 and December 31, 2019, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In addition, because we hold certain energy assets, which had a fair value of $0.7 billion as of December 31, 2019 on our balance sheet, these price movements would have an amplified impact on our financial results, to the extent unhedged, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly."

Spot prices for crude oil and natural gas have declined since December 31, 2019, while the impact to longer-term prices of crude oil and natural gas has been less pronounced. We expect these price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given those commodity prices are an input in our valuation models. However, we expect the impact of the decline will be mitigated by the existence of near-term commodity price hedges, which make long-term oil and natural gas prices a more significant driver of fair value than spot prices. As of December 31, 2019, energy strategies make up approximately 1% of our assets under management and 5% of our balance sheet assets.

Business Conditions
Our operating revenues consist of fees, performance income and investment income. Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation or income. Since 2010, we have expanded into strategies such as energy, infrastructure, real estate, growth equity, core, credit and, through hedge fund partnerships, hedge funds. In several of these strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Americas Fund XII, Asian Fund III, European Fund V, Real Estate Partners Americas II, Global Infrastructure Investors III and Next Generation Technology Growth Fund II exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship private equity funds or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business."
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

Key Financial Measures Under GAAP

Revenues

Fees and Other

Fees and other consist primarily of (i) management and incentive fees from providing investment management services to unconsolidated funds, CLOs, other vehicles, and separately managed accounts; (ii) transaction fees earned in connection with successful investment transactions and from capital markets activities; (iii) monitoring fees from providing services to portfolio companies; (iv) expense reimbursements from certain investment funds and portfolio companies; (v) revenue earned by oil and gas entities that are consolidated; and (vi) consulting fees earned by consolidated entities that employ non-employee operating consultants. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

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
All employees and employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability, and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, in the past cash bonuses that are paid to certain employees have been borne by KKR Holdings. These bonuses have historically been funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because employees are not entitled to receive distributions on units that are unvested, any amounts allocated to employees in excess of an employee's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are currently recorded based on the amount of cash expected to be paid by KKR Holdings. Because KKR makes only fixed quarterly dividends, the distributions made on KKR Group Partnership Units underlying any unvested KKR Holdings units are generally insufficient to fund annual cash bonus compensation to the same extent as in periods prior to the fourth quarter of 2015. In addition, substantially all remaining units in KKR Holdings have been allocated and, while subject to a 5 year vesting period, will become fully vested by 2021, thus decreasing the amount of distributions received by KKR Holdings that are available for annual cash bonus compensation. We, therefore, expect to pay all or substantially all of the cash bonus payments from KKR's cash from operations and the carry pool, although, from time to time, KKR Holdings may contribute to the cash bonus payments in the future. For the year ending December 31, 2019, no cash bonuses were contributed by KKR Holdings. See "Risks Related to Our Business—If we cannot retain and motivate our principals and other key personnel and recruit, retain and motivate new principals and other key personnel, our business, results and financial condition could be adversely affected" in our Annual Report regarding the adequacy of such distributions to fund future discretionary cash bonuses.

KKR uses several methods, which are designed to yield comparable results, to allocate carried interest and other performance income compensation. With respect to KKR's investment funds that provide for carried interest without a preferred return, KKR allocates 40% of the carried interest received from such funds to its carry pool for employees and non-employee operating consultants. Beginning with the quarter ended September 30, 2016, for investment funds that provide for carried interest with a preferred return and have accrued carried interest as of June 30, 2016, KKR also includes 40% of the management fees that would have been subject to a management fee refund as performance income compensation. Because of the different ways management fees are refunded in preferred return and non-preferred return funds that provide for carried interest, this calculation of 40% of the portion of the management fees subject to refund for funds that have a preferred return is designed to allocate to compensation an amount comparable to the amount that would have been allocated to the carry pool had the fund not had a preferred return. Beginning with the quarter ended September 30, 2017, for certain then-current and future carry generating funds with a preferred return and no or minimal accrued carried interest as of June 30, 2017, KKR allocates 43% of the carried interest to the carry pool instead of 40% of carried interest. For impacted funds, the incremental 3% replaces the allocation of management fee refunds that would have been calculated for those funds and is designed, based on a historical financial analysis of certain investment funds, to allocate an amount for preferred return funds that is comparable to the management fee refunds that would have been allocated as performance income compensation for those funds. The percentage of carried interest, management fee refunds, and incentive fees allocable to the carry pool or as performance income compensation is subject to change from time to time. For a discussion of how management fees are refunded for preferred return funds and non-preferred funds see "—Fair Value Measurements—Recognition of Carried Interest in the Statement of Operations."

General, Administrative and Other

General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges, expenses (including impairment charges) incurred by oil and gas entities that are consolidated, costs incurred in connection with pursuing potential investments that do not result in completed transactions ("broken-deal expenses"), and other general operating expenses. A portion of these general administrative and other expenses, in particular broken-deal expenses, are borne by fund investors.
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
For a further discussion of our income tax policies and further information about the impact of the Conversion, see Item 8. Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies" and Note 11 "Income Taxes."
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
Assets Under Management ("AUM")
Assets under management represent the assets managed or advised by KKR from which KKR is entitled to receive fees or a carried interest (either currently or upon deployment of capital), general partner capital, and assets managed or advised by our strategic BDC partnership and the hedge fund and other managers in which KKR holds an ownership interest. We believe this measure is useful to stockholders as it provides additional insight into the capital raising activities of KKR and its hedge fund and other managers and the overall activity in their investment funds and other managed capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or carried interest; (iii) the fair value of investments in KKR's co-investment vehicles; (iv) the par value of outstanding CLOs (excluding CLOs wholly owned by KKR); (v) KKR's pro rata portion of the AUM of hedge fund and other managers in which KKR holds an ownership interest; (vi) all AUM of the strategic BDC partnership with FS Investments; and (vii) the fair value of other assets managed by KKR. The pro rata portion of the AUM of hedge fund and other managers is calculated based on KKR’s percentage ownership interest in such entities multiplied by such entity’s respective AUM. KKR's definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.
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

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the years ended December 31, 2019 and 2018. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our non-GAAP operating results in these periods, see "—Analysis of Non-GAAP Operating Results." For a discussion comparing our consolidated results of operations for the years ended December 31, 2018 and 2017, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 15, 2019.

Year ended December 31, 2019 compared to year ended December 31, 2018

	Year Ended
	December 31, 2019	December 31, 2018	Change
	($ in thousands)
Revenues
Fees and Other	$1,790,475	$1,841,326	$(50,851)
Capital Allocation-Based Income	2,430,425	554,510	1,875,915
Total Revenues	4,220,900	2,395,836	1,825,064

Expenses
Compensation and Benefits	2,116,890	1,374,363	742,527
Occupancy and Related Charges	62,728	59,706	3,022
General, Administrative and Other	728,813	655,408	73,405
Total Expenses	2,908,431	2,089,477	818,954

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	3,161,884	1,254,832	1,907,052
Dividend Income	318,972	175,154	143,818
Interest Income	1,418,516	1,396,532	21,984
Interest Expense	(1,043,551)	(876,029)	(167,522)
Total Investment Income (Loss)	3,855,821	1,950,489	1,905,332

Income (Loss) Before Taxes	5,168,290	2,256,848	2,911,442

Income Tax Expense (Benefit)	528,750	(194,098)	722,848

Net Income (Loss)	4,639,540	2,450,946	2,188,594
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	(37,352)	37,352
Net Income (Loss) Attributable to Noncontrolling Interests	2,634,491	1,357,235	1,277,256
Net Income (Loss) Attributable to KKR & Co. Inc.	2,005,049	1,131,063	873,986

Series A Preferred Stock Dividends	23,288	23,288	—
Series B Preferred Stock Dividends	10,076	10,076	—

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$1,971,685	$1,097,699	$873,986

Revenues

For the years ended December 31, 2019 and 2018, revenues consisted of the following:

	Year Ended
	December 31, 2019	December 31, 2018	Change
	($ in thousands)
Management Fees	$824,903	$724,558	$100,345
Fee Credits	(340,900)	(231,943)	(108,957)
Transaction Fees	914,329	988,954	(74,625)
Monitoring Fees	106,289	87,545	18,744
Incentive Fees	—	14,038	(14,038)
Expense Reimbursements	169,415	146,989	22,426
Oil and Gas Revenue	47,153	51,465	(4,312)
Consulting Fees	69,286	59,720	9,566
Total Fees and Other	1,790,475	1,841,326	(50,851)

Carried Interest	2,041,847	441,529	1,600,318
General Partner Capital Interest	388,578	112,981	275,597
Total Capital Allocation-Based Income	2,430,425	554,510	1,875,915

Total Revenues	$4,220,900	$2,395,836	$1,825,064

Total Fees and Other for the year ended December 31, 2019 decreased compared to the year ended December 31, 2018 primarily as a result of an increase in fee credits and a decrease in transaction fees and incentive fees. Partially offsetting these decreases was an increase in management fees.

Transaction fees decreased overall primarily from a lower level of transaction fees earned in our Capital Markets business line. Partially offsetting these decreases was an increase in transaction fees earned in our Private Markets business line, and to a lesser extent, our Public Markets business line.

The increase in fee credits was due primarily to the increase in transaction fees earned in our Private Markets business line, and to a lesser extent, our Public Markets business line.

Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. Transaction fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our Capital Markets business line are not shared with fund investors. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

For a more detailed discussion of the factors that affected our transaction and monitoring fees during the period, see "—Analysis of Non-GAAP Operating Results—Operating Revenues."

The increase in management fees during the year ended December 31, 2019 compared to the prior period was due primarily to management fees earned from our European Fund V which entered its investment period in 2019 and Global Infrastructure Investors III Fund which entered its investment period during the third quarter of 2018. Partially offsetting this increase was a decrease in management fees and incentive fees related to our BDC platform as a result of the FS Investments Transaction that closed in the second quarter of 2018. KKR reports its investment in FS/KKR Advisor using the equity method of accounting, and as such, KKR reflects its allocation of the net income of this entity as investment income. Accordingly, the management fees and incentive fees of the BDCs that had been reported in fees and other revenues prior to the closing of the FS Investments Transaction are now reflected on a net basis as part of our allocation of the net income of this entity within investment income. This decreased our reported gross management fees and incentive fees when compared to the prior period.

The increase in carried interest and general partner capital interest during the year ended December 31, 2019 compared to the prior period was due primarily to a higher level of net appreciation in the value of our private equity investment portfolio as compared to the year ended December 31, 2018.

Compensation and Benefits Expenses

The increase in compensation and benefits expenses during the year ended December 31, 2019 compared to the prior period was primarily due to an increase in carried interest compensation resulting from a higher level of unrealized appreciation in the value of our private equity portfolio as compared to the prior period. This increase was partially offset by lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

General, Administrative and Other Expenses

The increase in general, administrative and other expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to (i) a higher level of expenses that were credited to our investment funds, in particular a higher level of broken-deal expenses and (ii) a higher level of expenses related to capital raising efforts, in particular approximately $20 million of issuance costs incurred in connection with the launch of a closed-end fund that closed in the fourth quarter of 2019. These increases were partially offset by a lower level of financing costs incurred related to debt at consolidated CLOs compared to the prior period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Year Ended
	December 31, 2019	December 31, 2018
	($ in thousands)
Private Equity	$3,110,951	$893,384
Credit	(242,995)	(774,524)
Investments of Consolidated CFEs	213,038	(536,050)
Real Assets	(34,545)	160,884
Equity Method - Other	611,160	335,036
Other Investments	(186,860)	(673,618)
Debt Obligations and Other	(435,071)	909,171
Other Net Gains (Losses) from Investment Activities	126,206	940,549
Net Gains (Losses) from Investment Activities	$3,161,884	$1,254,832

Net Gains (Losses) from Investment Activities for the year ended December 31, 2019
The net gains from investment activities for the year ended December 31, 2019 were comprised of net realized gains of $497.3 million and net unrealized gains of $2,664.5 million.
Investment gains and losses relating to investments in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income as described above. For a discussion and analysis of the primary investment gains or losses relating to individual investments in our unconsolidated funds, see "—Analysis of Non-GAAP Operating Results—Operating Revenues."
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2019, net realized gains related primarily to realized gains on (i) the sale of our investment in Trainline PLC (LSE: TRN), (ii) the sales of assets in our consolidated real estate funds, (iii) the sale of our investment in Sedgwick Claims Management Services, Inc. (financial services sector) and (iv) the sales of assets in our consolidated special situations funds. Partially offsetting these realized gains were realized losses, the most significant of which related to the sale of investments held by our consolidated CLOs and the sale of our investment in DoubleDutch, Inc. (technology sector).

Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2019, unrealized gains were driven primarily by (i) mark-to-market gains on the growth equity investments held by KKR and certain consolidated entities, the most significant of which was BridgeBio Pharma, Inc. (NASDAQ: BBIO), (ii) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were PetVet Care Centers, LLC (health care sector), Heartland Dental, LLC (health care sector), and USI, Inc. (financial services sector) and (iii) mark-to-market gains on our investment in Fiserv, Inc., which is held in our funds and as a balance sheet co-investment by KKR.
Partially offsetting the unrealized gains above were unrealized losses relating to (i) mark-to-market losses in our energy investments held through certain consolidated entities, (ii) mark-to-market losses on investments held at our consolidated special situations funds, (iii) mark-to-market losses on investments held at our India debt financing company and (iv) the reversal of previously recognized unrealized gains relating to the realization activity described above. For more details regarding investments held at our India debt financing company, see "—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures."
Net Gains (Losses) from Investment Activities for the year ended December 31, 2018
The net gains from investment activities for the year ended December 31, 2018 were comprised of net realized gains of $534.7 million and net unrealized gains of $720.2 million.
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2018, realized gains related primarily to (i) the sale of assets in our consolidated special situations funds, (ii) the FS Investments Transaction, (iii) the sale of our equity interest in Nephila Capital Ltd. ("Nephila"), (iv) the sale of real estate investments held through certain consolidated entities, and (v) the partial sale of our investment in First Data Corporation (which was merged with Fiserv, Inc.) in the third quarter of 2018 which was held in part as a direct co-investment by KKR.
Partially offsetting these realized gains were realized losses primarily relating (i) the write-off of Trinity Holdings LLC (energy sector) and certain CLOs during the year ended December 31, 2018 and (ii) the partial write-off of our investment in Preferred Proppants, LLC (manufacturing sector) which is held directly by KKR and in our consolidated special situations funds.
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2018, unrealized gains were driven primarily by (i) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were USI, Inc., PetVet Care Centers, LLC, and Heartland Dental LLC, (ii) mark-to-market gains in our growth equity investments held directly by KKR and certain consolidated entities, (iii) an increase in our allocation of the net income of our hedge fund partnerships and BDC platform, (iv) the reversal of previously recognized unrealized losses related to the write-off of Trinity Holdings LLC and certain CLOs and the partial write-off of Preferred Proppants, LLC as described above, and (v) mark-to-market gains on investments in our energy portfolio held through certain consolidated funds.
Partially offsetting the unrealized gains above were unrealized losses relating to (i) the reversal of previously recognized unrealized gains relating to assets sold in our consolidated special situations funds, the partial sale of First Data Corporation in the third quarter of 2018 which was held as a direct co-investment by KKR and the sale of real estate investments held through certain consolidated entities and (ii) mark-to-market losses on certain investments held in our consolidated special situations funds and investments held at our India debt financing company.
Dividend Income
During the year ended December 31, 2019, the most significant dividends received included $195.3 million from our investment in Fiserv, Inc., part of which is held as a balance sheet co-investment by KKR, $36.0 million from our consolidated real estate funds, $29.1 million from our consolidated special situations funds, $14.1 million from infrastructure investments held by KKR and $12.7 million from our consolidated energy funds. During the year ended December 31, 2018, the most significant dividends received included $52.7 million from our consolidated energy funds, $34.7 million from our consolidated special situations funds, and $32.4 million from our consolidated real estate funds. Significant dividends from portfolio companies or consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Non-GAAP Operating Results—Operating Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Income

The increase in interest income during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a higher level of interest earned related to (i) the closing of five additional consolidated CLOs subsequent to December 31, 2018 and (ii) an increase in the amount of capital deployed in investments held by KKR Real Estate Finance Trust Inc. ("KREF"), a NYSE-listed real estate investment trust ("REIT"), which is consolidated, as compared to the prior period. Partially offsetting this increase is a decrease in interest income related to (i) interest income from our consolidated special situations funds, primarily related to corporate restructurings in certain underlying investments that resulted in KKR receiving non-interest bearing securities for those investments subsequent to December 31, 2018 and (ii) investments held at our India debt finance company as a result of an increase in non-performing loans (see "—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures"). For a discussion of other factors that affected KKR's interest income, see "—Analysis of Non-GAAP Operating Results—Operating Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Expense

The increase in interest expense during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to (i) the impact of the closing of five additional consolidated CLOs subsequent to December 31, 2018, (ii) the issuance of euro denominated senior notes in the second quarter of 2019 and (iii) increased borrowings from consolidated asset backed financing vehicles managed by KKR. These increases were partially offset by a decrease in interest expense associated with the redemption of our 6.375% Senior Notes due 2020 (the "2020 Senior Notes") during the year ended December 31, 2019. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Operating Results—Operating Expenses—Interest Expense."

Income (Loss) Before Taxes

The increase in income (loss) before taxes for the year ended December 31, 2019 compared to the year ended December 31, 2018 was due primarily to a higher level of net gains from investment activities and capital allocation-based income, and to a lesser extent, increased dividend income, partially offset by a higher level of compensation and benefits and interest expense.

Income Taxes

For the year ended December 31, 2019, income tax expense was $528.8 million compared to a net income tax benefit of $194.1 million for the prior period. The income tax benefit in the prior period was primarily the result of tax benefits recorded on the date of Conversion. Prior to the Conversion, KKR & Co. L.P.'s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR & Co. Inc. is subject to U.S. corporate income taxes, which has resulted in, and we believe will continue to result in, an overall higher income tax expense when compared to periods prior to the Conversion. Our effective tax rate under GAAP for the year ended December 31, 2019 was 10.23%. For a discussion of factors that impacted KKR's tax provision, see Item 8. Financial Statements and Supplementary Data—Note 11 "Income Taxes."

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the year ended December 31, 2019 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnerships as well as third-party limited partner interests in those investment funds that we consolidate. The increase from the prior period is due primarily to an increase in amounts attributable to KKR Holdings, and to a lesser extent, to an increase in income recorded by certain consolidated fund entities that is attributable to third party limited partners as a result of a higher level of income having been recognized for the year ended December 31, 2019 compared to the prior period. Partially offsetting this increase is a decrease in the amount attributable to noncontrolling interests as a result of the reduction in KKR Holdings' ownership percentage in the KKR Group Partnerships as compared to the prior period.

Net Income (Loss) Attributable to KKR & Co. Inc.
The increase in net income (loss) attributable to KKR & Co. Inc. for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to an increase in net gains from investment activities and capital allocation-based income, and to a lesser extent, an increase in dividend income in the current period as compared to the prior period. Partially offsetting this increase were decreases primarily related to an increase in income attributable to noncontrolling interests, and to a lesser extent, (i) increased compensation and benefits expenses, (ii) an income tax expense in the current period as compared to an overall tax benefit in the prior period, and (iii) increased interest expense.
Consolidated Statements of Financial Condition

The following table provides the Consolidated Statements of Financial Condition on a GAAP basis as of December 31, 2019 and December 31, 2018.

(Amounts in thousands, except per share amounts)
	As of	As of
	December 31, 2019	December 31, 2018

Assets
Cash and Cash Equivalents	$2,346,713	$1,751,287
Investments	54,936,268	44,907,982
Other Assets	3,616,338	4,084,106
Total Assets	$60,899,319	$50,743,375

Liabilities and Equity
Debt Obligations	$27,013,284	$22,341,192
Other Liabilities	3,383,661	3,019,574
Total Liabilities	30,396,945	25,360,766

Redeemable Noncontrolling Interests	—	1,122,641

Stockholders' Equity
Preferred Stock	482,554	482,554
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	10,324,936	8,167,056
Noncontrolling Interests	19,694,884	15,610,358
Total Equity	30,502,374	24,259,968
Total Liabilities and Equity	$60,899,319	$50,743,375

KKR & Co. Inc. Stockholders' Equity Per Outstanding Share of Class A Common Stock	$18.44	$15.27

KKR & Co. Inc. Stockholders’ Equity - Common Stockholders per Outstanding Share of Class A common stock was $18.44 as of December 31, 2019, up from $15.27 as of December 31, 2018. The increase was primarily attributable to net appreciation in the value of our investment portfolio that is attributable to KKR & Co. Inc. net of dividends to Class A common stockholders.

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(5.7) billion and $(7.6) billion during the years ended December 31, 2019 and 2018, respectively. These amounts primarily included: (i) proceeds from investments net of investments purchased of $(6.0) billion and $(8.5) billion during the years ended December 31, 2019 and 2018, respectively; (ii) net realized gains (losses) on investments of $497.3 million and $534.7 million during the years ended December 31, 2019 and 2018, respectively; (iii) change in unrealized gains (losses) on investments of $2.7 billion and $0.7 billion during the years ended December 31, 2019 and 2018, respectively; and (iv) capital allocation-based income of $2.4 billion and $0.6 billion during the years ended December 31, 2019 and 2018, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(207.4) million and $(78.6) million during the years ended December 31, 2019 and 2018, respectively. Our investing activities included: (i) the purchase of fixed assets of $(194.6) million and $(102.7) million during the years ended December 31, 2019 and 2018, respectively; (ii) development of oil and natural gas properties of $(12.8) million and $(2.6) million for the years ended December 31, 2019 and 2018, respectively; and (iii) proceeds from sale of oil and natural gas properties of $26.6 million for the year ended December 31, 2018.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $6.5 billion and $6.6 billion during the years ended December 31, 2019 and 2018, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling and redeemable noncontrolling interests of $1.5 billion and $1.9 billion during the years ended December 31, 2019 and 2018, respectively; (ii) proceeds received net of repayment of debt obligations of $5.5 billion and $5.4 billion during the years ended December 31, 2019 and 2018, respectively; (iii) common stock dividends of $(271.5) million and $(322.3) million during the years ended December 31, 2019 and 2018, respectively; (iv) net delivery of Class A common stock of $(91.0) million and $(98.8) million for the years ended December 31, 2019 and 2018, respectively; (v) repurchases of Class A common stock of $(72.1) million and $(173.1) million during the years ended December 31, 2019 and 2018, respectively; and (vi) preferred stock dividends of $(33.4) million during each of the years ended December 31, 2019 and 2018.

Analysis of Non-GAAP Operating Results

The following is a discussion of the results of our business on a non-GAAP basis for the years ended December 31, 2019 and 2018. You should read this discussion in conjunction with the information included under "—Basis of Accounting—Key Non-GAAP and Other Operating and Performance Measures" and the financial statements and related notes included elsewhere in this report. For a discussion comparing the results of our business on a non-GAAP basis for the years ended December 31, 2018 and 2017, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 15, 2019. Certain non-GAAP measures that are presented in this report as KKR's operating results, such as operating assets, operating liabilities, operating revenues, operating expenses and distributable operating earnings, were previously referred to as segment results in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following tables set forth information regarding KKR's operating results and certain key operating metrics as of and for the years ended December 31, 2019 and 2018.

Year ended December 31, 2019 compared to year ended December 31, 2018

OPERATING REVENUES

	Year Ended
	December 31, 2019	December 31, 2018	Change
	($ in thousands)
Operating Revenues
Fees and Other, Net
Management Fees	$1,227,236	$1,069,074	$158,162
Transaction Fees	910,932	977,485	(66,553)
Monitoring Fees	106,289	87,520	18,769
Fee Credits	(382,940)	(280,136)	(102,804)
Total Fees and Other, Net	1,861,517	1,853,943	7,574

Realized Performance Income (Loss)
Carried Interest	1,070,788	1,218,647	(147,859)
Incentive Fees	65,256	138,330	(73,074)
Total Realized Performance Income (Loss)	1,136,044	1,356,977	(220,933)

Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	189,858	365,324	(175,466)
Interest Income and Dividends	495,915	286,468	209,447
Total Realized Investment Income (Loss)	685,773	651,792	33,981

Total Operating Revenues	$3,683,334	$3,862,712	$(179,378)

OPERATING EXPENSES

	Year Ended
	December 31, 2019	December 31, 2018	Change
	($ in thousands)
Operating Expenses
Compensation and Benefits (2)	$1,446,292	$1,533,431	$(87,139)
Occupancy and Related Charges	58,888	57,022	1,866
Other Operating Expenses (3)	343,418	293,621	49,797
Total Operating Expenses	$1,848,598	$1,884,074	$(35,476)

AFTER-TAX DISTRIBUTABLE EARNINGS

	Year Ended
	December 31, 2019	December 31, 2018	Change
	($ in thousands)
After-tax Distributable Earnings
(+) Total Operating Revenues	$3,683,334	$3,862,712	$(179,378)
(-) Total Operating Expenses	1,848,598	1,884,074	(35,476)
(=) Total Distributable Operating Earnings	1,834,736	1,978,638	(143,902)
(-) Interest Expense	183,682	187,379	(3,697)
(-) Preferred Dividends	33,364	33,364	—
(-) Income (Loss) Attributable to Noncontrolling Interests	4,907	8,807	(3,900)
(-) Income Taxes Paid	207,479	151,848	55,631
After-tax Distributable Earnings	$1,405,304	$1,597,240	$(191,936)

(1)
Excludes a non-recurring $22.8 million make-whole premium associated with KKR’s retirement of its 2020 Senior Notes during the year ended December 31, 2019. Given the extraordinary nature of the Conversion, the non-GAAP financial results for the year ended December 31, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter of 2018 in advance of the Conversion.

(2)	Includes equity-based compensation of $207.8 million and $242.8 million for the years ended December 31, 2019 and December 31, 2018, respectively.

(3)
For the year ended December 31, 2019, other operating expenses include approximately $20 million of issuance costs incurred in connection with the launch of a closed-end fund that closed in the fourth quarter. For the year ended December 31, 2018, excludes approximately $11.5 million of non-recurring costs in connection with the Conversion.

Operating Revenues

The following sections discuss revenues for each of our business lines on a disaggregated basis for the years ended December 31, 2019 and 2018.

Private Markets Operating Revenues

The following table presents Fees and Other, Net and Realized Performance Income in the Private Markets business line for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31, 2019	December 31, 2018	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$780,254	$665,026	$115,228
Transaction Fees	421,494	303,902	117,592
Monitoring Fees	106,289	87,520	18,769
Fee Credits	(307,716)	(239,441)	(68,275)
Total Fees and Other, Net	1,000,321	817,007	183,314

Realized Performance Income (Loss)
Carried Interest	1,046,038	1,208,747	(162,709)
Incentive Fees	2,316	1,041	1,275
Total Realized Performance Income (Loss)	$1,048,354	$1,209,788	$(161,434)

Fees and Other, Net

The increase for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to an increase in transaction fees, partially offset by a corresponding increase in fee credits, and an increase in management fees.

The increase in transaction fees was primarily attributable to an increase in the number of transaction fee-generating investments. During the year ended December 31, 2019, there were 59 transaction fee-generating investments that paid an average fee of $7.1 million compared to 41 transaction fee-generating investments that paid an average fee of $7.4 million during the year ended December 31, 2018. For the year ended December 31, 2019, approximately 36% of these transaction fees were paid by companies located in the Asia-Pacific region, 35% were paid from companies in Europe, and 29% were paid by companies located in North America. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The increase in fee credits is due primarily to a higher level of transaction fees which are shared with fund investors.

The increase in management fees was primarily due to (i) management fees earned from our European Fund V which entered its investment period in 2019, (ii) a full year of management fees earned from our Global Infrastructure Investors III Fund in 2019 which entered its investment period subsequent to the second quarter of 2018, (iii) management fees earned from our Global Impact Fund which entered its investment period during 2019, and (iv) increased capital invested in our core investment strategy, for which fees are earned on invested capital. This net increase was partially offset by decreases due to lower management fees calculated based on lower levels of invested capital as a result of realizations primarily in our North America Fund XI, 2006 Fund and European Fund IV.

Realized Performance Income

The following table presents realized carried interest by investment vehicle for the year ended December 31, 2019 and 2018:

	Year Ended
	December 31, 2019	December 31, 2018
	($ in thousands)
North America Fund XI	$341,602	$471,291
European Fund IV	221,222	—
2006 Fund	143,692	297,173
Asian Fund II	126,039	92,011
Co-Investment Vehicles and Other	70,179	19,192
European Fund III	65,700	192,715
Asian Fund III	36,707	—
Core Investment Vehicles	14,449	—
Asian Fund	10,913	28,991
Real Estate Partners Americas	7,439	12,189
European Fund II	5,058	2,159
China Growth Fund	3,038	11,759
Millennium Fund	—	64,614
Global Infrastructure Investors	—	16,653
Total Realized Carried Interest (1)	$1,046,038	$1,208,747

(1)	The above table excludes any funds for which there was no realized carried interest during both of the periods presented.

Realized carried interest for the year ended December 31, 2019 consisted primarily of realized gains from the sales of Sedgwick Claims Management Services, Inc. and Trainline PLC and dividends received from our investment in Fiserv, Inc.

Realized carried interest for the year ended December 31, 2018 consisted primarily of realized gains from the partial sales of National Vision Holdings (NASDAQ: EYE), Inc., GoDaddy Inc. (NYSE: GDDY), and Gardner Denver Holdings, Inc. (NYSE: GDI).

Public Markets Operating Revenues
The following table presents Fees and Other, Net and Realized Performance Income in the Public Markets business line for the year ended December 31, 2019 and 2018:

	Year Ended
	December 31, 2019	December 31, 2018	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$446,982	$404,048	$42,934
Transaction Fees	79,383	42,531	36,852
Fee Credits	(75,224)	(40,695)	(34,529)
Total Fees and Other, Net	451,141	405,884	45,257

Realized Performance Income (Loss)
Carried Interest	24,750	9,900	14,850
Incentive Fees	62,940	137,289	(74,349)
Total Realized Performance Income (Loss)	$87,690	$147,189	$(59,499)

Fees and Other, Net
The increase for the year ended December 31, 2019 was primarily due to an increase in management fees and transaction fees partially offset by an increase in associated fee credits.
The increase in management fees was primarily due to (i) increased fees from our CLOs and leveraged credit strategies as a result of greater overall FPAUM and (ii) an increase in fees earned from BDCs advised by FS/KKR Advisor due to a full year of fees from this strategic partnership in 2019. On a non-GAAP basis, KKR's pro rata income from our BDC platform, which is an equity method investment, is included in management fees and incentive fees. On a GAAP basis, such amounts are included in net gains from investment activities.
The increase in transaction fees was primarily attributable to an increase in both the average size and number of transaction fee-generating investments during the period. During the year ended December 31, 2019, there were 45 transaction fee-generating investments that paid an average fee of $1.8 million compared to 37 transaction fee-generating investments that paid an average fee of $1.1 million during the year ended December 31, 2018.
Realized Performance Income
The decrease for the year ended December 31, 2019 compared to the prior period was primarily attributable to a lower level of incentive fees earned in our hedge fund partnerships as a result of less favorable performance as compared to prior year, partially offset by an increased level of realized carried interest earned in three of our alternative credit strategy funds as compared to one fund during the year ended December 31, 2018.
Capital Markets Operating Revenues
The following table presents Transaction Fees in the Capital Markets business line for the year ended December 31, 2019 and 2018:

	Year Ended
	December 31, 2019	December 31, 2018	Change
	($ in thousands)
Transaction Fees	$410,055	$631,052	$(220,997)
Transaction fees decreased due primarily to a decrease in the size of capital markets transactions and to a lesser extent the number of transactions for the year ended December 31, 2019, compared to the year ended December 31, 2018. Overall, we completed 192 capital markets transactions for the year ended December 31, 2019, of which 28 represented equity offerings and 164 represented debt offerings, as compared to 204 transactions for the year ended December 31, 2018, of which 28 represented equity offerings and 176 represented debt offerings. Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the year ended December 31, 2019, approximately 23% of our transaction fees were earned from unaffiliated third parties as compared to approximately 18% for the year ended December 31, 2018. Our transaction fees are comprised of fees earned from North America, Europe and Asia-Pacific. For the year ended December 31, 2019, approximately 61% of our transaction fees were generated outside of North America as compared to approximately 30% for the year ended December 31, 2018. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our Capital Markets business line does not generate management or monitoring fees.
Principal Activities Operating Revenues
The following table presents Realized Investment Income in the Principal Activities business line for the year ended December 31, 2019 and 2018:

	Year Ended
	December 31, 2019	December 31, 2018	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses) (1)	$189,858	$365,324	$(175,466)
Interest Income and Dividends	495,915	286,468	209,447
Total Realized Investment Income (Loss)	$685,773	$651,792	$33,981

(1)
Excludes a non-recurring $22.8 million make-whole premium associated with KKR’s retirement of its 2020 Senior Notes during the year ended December 31, 2019. Given the extraordinary nature of the Conversion, the non-GAAP financial results for the year ended December 31, 2018 exclude approximately $729.4 million of losses on certain investments which were realized in the second quarter in advance of the Conversion.

Realized Investment Income
The increase in net realized investment income for the year ended December 31, 2019 compared to the prior period is primarily due to an increase in dividends, partially offset by a decreased level of net realized gains for the year ended December 31, 2019, compared to the prior period. Dividend income was higher for the year ended December 31, 2019 compared to 2018 primarily due to dividends received in connection with our investment in Fiserv, Inc. The amount of realized investment income (loss) depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
For the year ended December 31, 2019, interest income and dividends were comprised of (i) $195.3 million of dividend income from our investment in Fiserv, Inc., (ii) $141.4 million of dividend income from distributions received primarily through our real assets investments, including our real estate investment in KREF and our energy investments, as well as certain of our credit and private equity investments, and (iii) $159.2 million of interest income which consists primarily of interest that is received from our Public Markets investments, including CLOs and other credit investments, our cash balances, and, to a lesser extent, our Capital Markets business.
For the year ended December 31, 2018, interest income and dividends were comprised of (i) $174.4 million of interest income which consists primarily of interest that is received from our Public Markets investments, including CLOs and other credit investments and, to a lesser extent, our Capital Markets business and our cash balances and (ii) $112.1 million of dividend income from distributions received primarily through our real assets investments, including our real estate investment in KREF and our energy investments, as well as our credit and energy investments.
For the year ended December 31, 2019, net realized gains were comprised primarily of gains from the sale of our investments in Trainline PLC, GEG German Estate Group AG (financial services sector), and Sedgwick Claims Management Services, Inc., and the sale of certain investments in our special situations funds. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on the sale of our investment in DoubleDutch, Inc.
For the year ended December 31, 2018, net realized gains were comprised primarily of gains from the sale of Private Markets investments including the sales or partial sales of our investments in First Data Corporation, Next Issue Media LLC (technology sector), and National Vision Holdings, Inc., as well as the sale of our equity interest in Nephila and the sale of our alternative credit investment in Amedisys, Inc. (NASDAQ: AMED). Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on Preferred Proppants, LLC. Given the extraordinary nature of the Conversion, the non-GAAP financial results for the year ended December 31, 2018 exclude approximately $729.4 million of realized losses on certain investments, primarily credit and energy investments, which were realized in the second quarter of 2018 in advance of the Conversion.
Subsequent to December 31, 2019, we completed, or expect to complete sales, partial sales or secondary sales with respect to certain private equity portfolio companies and other investments as well as other realization activities such as the receipt of dividends and interest income across our broader portfolio. These realization activities, if and when completed, are expected to result in realized performance income and realized investment income of approximately $700 million in the first half of 2020. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions; there can be no assurance if or when any of these transactions will be completed.
Operating Expenses

Compensation and Benefits

The decrease for the year ended December 31, 2019 compared to the prior period was due primarily to lower compensation recorded in connection with lower total operating revenues and lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The increase for the year ended December 31, 2019 compared to the prior period is primarily due to a higher level of expenses that are creditable to our investment funds, in particular a higher level of broken-deal expenses, as well as a higher level of professional fees in connection with the growth of the firm. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period. Additionally, for the year ended December 31, 2019, other operating expenses include approximately $20 million of issuance costs incurred in connection with the launch of a closed-end fund that closed in the fourth quarter.

Other Components of After-tax Distributable Earnings

Interest Expense

For the year ended December 31, 2019 and 2018, interest expense relates primarily to the senior notes outstanding for KKR and KFN. The decrease in interest expense for the year ended December 31, 2019 compared to the prior period is due primarily to (i) the redemption of our $500 million aggregate principal amount of the 2020 Senior Notes in the third quarter of 2019, (ii) the redemption of preferred shares at KFN in the first quarter of 2018, and (iii) a lower level of borrowings in our Capital Markets business line. These decreases were partially offset by the issuance of $500 million aggregate principal amount of 3.750% Senior Notes due 2029, which bear interest at a lower rate than that of the 2020 Senior Notes, and the issuance of the €650 million aggregate principal amount of 1.625% Senior Notes due 2029 in the second quarter of 2019.
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
After-tax Distributable Earnings

The decrease in after-tax distributable earnings for the year ended December 31, 2019 compared to the prior period was due primarily to a lower level of realized performance income partially offset by an increase in management fees.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of December 31, 2019 and December 31, 2018:

	As of
	December 31, 2019	December 31, 2018	Change
	($ in thousands)
Assets Under Management	$218,355,100	$194,720,400	$23,634,700
Fee Paying Assets Under Management	$161,209,800	$141,007,700	$20,202,100
Uncalled Commitments	$56,920,600	$57,959,000	$(1,038,400)

The following table presents one of our key performance metrics for the year ended December 31, 2019 and 2018:

	Year Ended
	December 31, 2019	December 31, 2018	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$28,055,900	$26,493,900	$1,562,000

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2018 to December 31, 2019:

($ in thousands)
December 31, 2018	$103,396,500
New Capital Raised	12,097,800
Distributions and Other	(9,978,500)
Change in Value	13,758,900
December 31, 2019	$119,274,700

AUM for the Private Markets business line was $119.3 billion at December 31, 2019, an increase of $15.9 billion, compared to $103.4 billion at December 31, 2018.

The increase was primarily attributable to (i) an increase in the value of our Private Markets portfolio and (ii) to a lesser extent new capital raised primarily in our Next Generation Technology Growth Fund II, Asia Pacific Infrastructure Investors, European Fund V, private equity separately managed accounts, Real Estate Credit Opportunity Partners II Fund, and Asia Real Estate Partners. These increases were partially offset by distributions to Private Markets fund investors primarily as a result of realizations, most notably in our North America Fund XI, European Fund IV, Asian Fund II, 2006 Fund, and European Fund III.
The increase in the value of our Private Markets portfolio was driven primarily by net gains of $3.1 billion in our 2006 Fund, $1.9 billion in our North America Fund XI, $1.6 billion in our Asian Fund III, $1.4 billion in our European Fund IV, $1.2 billion in our core investment vehicles, and $1.0 billion in Asian Fund II.
For the year ended December 31, 2019, the value of our private equity investment portfolio increased 27.0%. This was comprised of a 60.7% increase in share prices of various publicly held or publicly indexed investments and a 16.7% increase in value of our privately held investments.
The most significant increases in share prices of various publicly held or publicly indexed investments were increases in Fiserv, Inc., Gardner Denver Holdings, Inc., and BrightView Holdings Inc. (NYSE: BV). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were decreases in Coffee Day Resorts Private Limited (NSE: CCD), RigNet, Inc. (NASDAQ: RNET), and Tarena International, Inc. (NASDAQ: TEDU).
The most significant increases in value of our privately held investments related to increases in KCF Technologies Co. Ltd. (industrial sector), Kokusai Electric Corporation (manufacturing sector), AppLovin Corporation (technology sector), and Internet Brands, Inc. (technology sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to oil and gas assets held in our energy income and growth portfolio, Envision Healthcare Corporation (health care sector), and Academy Ltd. (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, and (iii) with respect to KCF Technologies Co. Ltd. and Kokusai Electric Corporation, increases in valuation reflecting agreements to exit these investments. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.
For the year ended December 31, 2018, the value of our private equity investment portfolio increased 5.1%. This was comprised of a 12.3% increase in the value of our privately held investments and a 7.9% decrease in the value of various publicly held or publicly indexed investments.
The most significant increases in value of our privately held investments related to increases in Sedgwick Claims Management Services, Inc., Internet Brands, Inc., and Cognita Schools Ltd (education sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Arbor Pharmaceuticals, Inc. (health care sector), Resource Environmental Solutions, LLC (energy sector), and Mandala Energy Ltd. (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Sedgwick Claims Management Services, Inc. and Cognita Schools Ltd, a valuation that reflects an agreement to exit these investments, (ii) an increase in the value of market comparables, and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook or (ii) a decrease in the value of market comparables.
The most significant decreases in share prices of various publicly held or publicly indexed investments were decreases in Gardner Denver Holdings, Inc., BrightView Holdings, Inc., and National Vision Holdings, Inc. These decreases were partially offset by increases in share prices of various publicly held investments, the most significant of which were gains in First Data Corporation, GoDaddy Inc., and PT Japfa Comfeed Indonesia Tbk. (IDX: JPFA).
Public Markets
The following table reflects the changes in our Public Markets AUM from December 31, 2018 to December 31, 2019:

($ in thousands)
December 31, 2018	$91,323,900
New Capital Raised	13,419,600
Impact of Other Transactions	2,172,900
Distributions	(1,951,300)
Redemptions	(7,657,300)
Change in Value	1,772,600
December 31, 2019	$99,080,400

AUM in our Public Markets business line totaled $99.1 billion at December 31, 2019, an increase of $7.8 billion compared to AUM of $91.3 billion at December 31, 2018. The increases due to new capital raised were related to multiple strategies, most notably $3.5 billion in certain leveraged credit strategies, $2.9 billion in our alternative credit strategies, $2.8 billion in our hedge fund partnerships, and $2.4 billion in CLOs. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily from our hedge fund partnerships, certain leveraged credit strategies, and our alternative credit strategies. The increase in value was driven primarily by net increases in value of our hedge fund partnerships, certain leveraged credit strategies, partially offset by decreases at our BDCs. The "Impact of Other Transactions" represents a $2.2 billion increase in our pro rata portion of AUM managed by Marshall Wace in connection with the acquisition of an additional 5% interest in Marshall Wace.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2018 to December 31, 2019:

($ in thousands)
December 31, 2018	$66,830,000
New Capital Raised	14,076,800
Distributions and Other	(3,641,900)
Net Changes in Fee Base of Certain Funds	(561,300)
Change in Value	214,500
December 31, 2019	$76,918,100

FPAUM in our Private Markets business line was $76.9 billion at December 31, 2019, an increase of $10.1 billion, compared to $66.8 billion at December 31, 2018.

The increase was primarily attributable to new capital raised of $5.7 billion in European Fund V, $2.1 billion in private equity separately managed accounts, $1.9 billion in Next Generation Technology Growth Fund II, and $1.1 billion of capital invested by our core investment vehicles. These increases were partially offset by distributions primarily relating to realizations of $0.6 billion in each of North America Fund XI, European Fund IV, and Asian Fund II, and $0.4 billion in Asian Fund.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from December 31, 2018 to December 31, 2019:

($ in thousands)
December 31, 2018	$74,177,700
New Capital Raised	13,878,500
Impact of Other Transactions	2,172,900
Distributions	(2,089,100)
Redemptions	(5,159,100)
Change in Value	1,310,800
December 31, 2019	$84,291,700

FPAUM in our Public Markets business line was $84.3 billion at December 31, 2019, an increase of $10.1 billion compared to FPAUM of $74.2 billion at December 31, 2018. The increases due to new capital raised were related to multiple strategies, most notably $3.5 billion in both our alternative credit strategies and certain leveraged credit strategies, $2.8 billion in our hedge fund partnerships, and $2.4 billion in CLOs. Partially offsetting these increases were redemptions and distributions from certain investment vehicles across multiple strategies, primarily from our hedge fund partnerships, certain leveraged credit strategies, and our alternative credit strategies. The increase in value was related primarily to increases at our hedge fund partnerships and various leveraged credit strategies, partially offset by decreases at our BDCs. The "Impact of Other Transactions" represents a $2.2 billion increase in our pro rata portion of FPAUM managed by Marshall Wace in connection with the acquisition of an additional 5% interest in Marshall Wace.

Uncalled Commitments
Private Markets
As of December 31, 2019, our Private Markets business line had $46.8 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $48.2 billion as of December 31, 2018. The net decrease is due primarily to capital called from fund investors to make investments during the period, partially offset by new capital raised in various Private Markets investing strategies, and our private equity separately managed accounts.
Public Markets
As of December 31, 2019, our Public Markets business line had $10.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $9.8 billion as of December 31, 2018. The net increase is due to new capital raised primarily in our alternative credit strategies, partially offset by capital called from fund investors to make investments during the period.
Capital Invested and Syndicated Capital
Private Markets Capital Invested
For the year ended December 31, 2019, Private Markets had $14.1 billion of capital invested as compared to $13.2 billion for the year ended December 31, 2018. The increase was driven primarily by a $1.0 billion increase in capital invested in our private equity platform (including core investments and growth equity), partially offset by a $0.1 billion decrease in capital invested in our real assets platforms. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods. During the year ended December 31, 2019, 43% of capital deployed in private equity, which includes core and growth equity investments, was in transactions in the Asia-Pacific region, 35% was in Europe and 22% was in North America.

Public Markets Capital Invested
For the year ended December 31, 2019, Public Markets had $10.1 billion of capital invested as compared to $6.9 billion for the year ended December 31, 2018. The increase was primarily due to a higher level of capital deployed in our direct lending and private opportunistic credit strategies, partially offset by a lower level of capital deployed in our special situations strategy. During the year ended December 31, 2019, 67% of capital deployed was in transactions in North America, 25% was in Europe, and 8% was in the Asia-Pacific region.
Capital Markets Syndicated Capital
For the year ended December 31, 2019, Capital Markets syndicated $3.9 billion of capital as compared to $6.3 billion for the year ended December 31, 2018. The decrease was primarily due to a decrease in the size of syndication transactions in the year ended December 31, 2019 as compared to the year ended December 31, 2018. Overall, we completed 21 syndication transactions for the year ended December 31, 2019 as compared to 16 syndications for the year ended December 31, 2018. The size and frequency of syndication transactions depend in large part on market conditions and other factors that are unpredictable and outside our control, which may negatively impact the fees generated by our capital markets business from syndication transactions.

Non-GAAP Balance Sheet Measures
The following tables present information with respect to our operating assets, operating liabilities, and book value as of December 31, 2019 and December 31, 2018:

OPERATING ASSETS

	As of
	December 31, 2019	December 31, 2018
	($ in thousands)
Operating Assets
Cash and Short-term Investments	$2,783,905	$2,502,239
Investments	13,026,387	9,847,464
Net Unrealized Carried Interest (1)	1,982,251	1,223,084
Tax Assets	111,719	561,114
Other Assets (2)	3,716,189	3,453,735
Total Operating Assets	$21,620,451	$17,587,636

OPERATING LIABILITIES

	As of
	December 31, 2019	December 31, 2018
	($ in thousands)
Operating Liabilities
Debt Obligations - KKR (ex-KFN)	$3,097,460	$2,367,801
Debt Obligations - KFN	948,517	948,517
Tax Liabilities	169,997	174,395
Other Liabilities	514,236	590,981
Total Operating Liabilities	$4,730,210	$4,081,694

BOOK VALUE

	As of
	December 31, 2019	December 31, 2018
	($ in thousands)
Book Value
(+) Total Operating Assets	$21,620,451	$17,587,636
(-) Total Operating Liabilities	4,730,210	4,081,694
(-) Noncontrolling Interests	26,291	25,382
(-) Preferred Stock	500,000	500,000
Book Value	$16,363,950	$12,980,560

Book Value Per Adjusted Share	$19.24	$15.57
Adjusted Shares	850,388,924	833,938,476

(1)	The following table provides net unrealized carried interest by business line:

	As of
	December 31, 2019	December 31, 2018
Private Markets Business Line	$1,832,581	$1,083,163
Public Markets Business Line	149,670	139,921
Total	$1,982,251	$1,223,084

(2)	Other Assets include KKR's ownership interest in FS/KKR Advisor, LLC and minority ownership interests in hedge fund partnerships.
Book Value Per Adjusted Share
Book value per adjusted share increased 23.6% from December 31, 2018. This increase was due primarily to a broad-based increase in the value of KKR's investment portfolio, including investments held by KKR as well as investments held through investment funds, such as KKR's private equity funds, where KKR is entitled to earn carried interest. For the year ended December 31, 2019, the value of KKR's balance sheet portfolio, on a non-GAAP basis, increased 25.2% and KKR's overall private equity portfolio increased 27.0%. The increase in KKR's balance sheet portfolio and net unrealized carried interest was primarily due to mark-to-market gains in our portfolio companies. For a further discussion, see "—Consolidated Results of

Operations—Unrealized Gains and Losses from Investment Activities." For a discussion of the changes in KKR's private equity portfolio, see "—Analysis of Non-GAAP Operating Results—Other Operating and Performance Measures—AUM." The increase in book value per adjusted share was also due to approximately $1.4 billion of after-tax distributable earnings, partially offset by the payment of dividends during the year ended December 31, 2019. For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Operating Results."
Investment in Marshall Wace
On November 22, 2019, KKR acquired an additional 5.0% interest in Marshall Wace after the exercise of an option agreed to between Marshall Wace and KKR, bringing KKR's total ownership of Marshall Wace to 39.6%, after giving effect to certain equity dilution. KKR's interest in Marshall Wace is accounted for using the equity-method of accounting and is not carried at fair value. If KKR had paid the same price for the 34.6% of Marshall Wace acquired prior to November 22, 2019 as we paid for the 5.0% acquired on November 22, 2019, the implied carrying value for KKR's 39.6% interest in Marshall Wace would have been approximately $460 million higher than its current carrying value.

The following table presents the holdings of our operating assets by asset class as of December 31, 2019. To the extent investments in our operating assets are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs. For example, during 2019 we recognized net unrealized losses in our credit investment portfolio at our India debt finance company. As of December 31, 2019, KKR’s 51% interest in our India debt finance company had a cost basis of approximately $198 million, comprised of invested capital of $100 million plus reinvested earnings. If the value of our 51% investment is ultimately realized at the current carrying value of $110 million, future realized investment losses of approximately $88 million would be recognized based on valuations as of December 31, 2019, which would reduce after-tax Distributable Earnings in future periods.

	As of December 31, 2019
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Funds / SMAs	$3,442,169	$4,914,559	37.7%
Private Equity Co-Investments and Other Equity	2,176,113	3,641,702	28.0%
Private Equity Total	5,618,282	8,556,261	65.7%

Energy	778,898	714,635	5.5%
Real Estate	979,818	1,076,838	8.3%
Infrastructure	495,237	614,093	4.7%
Real Assets Total	2,253,953	2,405,566	18.5%

Special Situations	596,344	464,519	3.6%
Direct Lending	176,378	179,028	1.4%
Alternative Credit Total	772,722	643,547	4.9%
CLOs	769,006	646,597	5.0%
Other Credit	70,424	60,135	0.5%
Credit Total	1,612,152	1,350,279	10.4%

Other	1,094,349	714,281	5.4%

Total Investments	$10,578,736	$13,026,387	100.0%

	December 31, 2019
Significant Investments: (2)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
Fiserv, Inc. (NASDAQ: FISV)	$794,978	$1,837,682	14.1%
USI, Inc.	500,111	800,168	6.1%
BridgeBio Pharma, Inc. (NASDAQ: BBIO)	75,835	513,989	3.9%
Heartland Dental LLC	302,255	423,157	3.2%
PetVet Care Centers, LLC	243,188	413,420	3.2%
Total Significant Investments	1,916,367	3,988,416	30.5%

Other Investments	8,662,369	9,037,971	69.5%
Total Investments	$10,578,736	$13,026,387	100.0%

(1)
Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority ownership of subsidiaries that operate KKR's asset management and other businesses, including the general partner interests of KKR's investment funds.

(2)
The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their fair values as of December 31, 2019. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

Reconciliations to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in according with GAAP to KKR's non-GAAP information for the year ended December 31, 2019 and 2018:
Revenues

	Year Ended
	December 31, 2019	December 31, 2018
	($ in thousands)
Total GAAP Revenues	$4,220,900	$2,395,836
(+) Management Fees - Consolidated Funds and Other	464,190	457,314
(-) Fee Credits - Consolidated Funds	42,041	48,193
(-) Capital Allocation-Based Income (GAAP)	2,430,425	554,510
(+) Realized Carried Interest	1,070,788	1,218,647
(+) Realized Investment Income (Loss)	685,773	651,792
(-) Revenue Earned by Other Consolidated Entities	116,435	111,185
(-) Expense Reimbursements	169,416	146,989
Total Operating Revenues	$3,683,334	$3,862,712
Expenses

	Year Ended
	December 31, 2019	December 31, 2018
	($ in thousands)
Total GAAP Expenses	$2,908,431	$2,089,477
(-) Equity-based and Other Compensation - KKR Holdings L.P.	91,921	100,182
(-) Unrealized Performance Income Compensation	520,033	(295,794)
(-) Amortization of Intangibles	1,674	7,700
(-) Reimbursable Expenses	196,694	176,126
(-) Operating Expenses relating to Other Consolidated Entities	187,056	179,818
(-) Non-recurring Costs (1)	—	11,501
(+) Other	(62,455)	(25,870)
Total Operating Expenses	$1,848,598	$1,884,074

(1)	For the year ended December 30, 2018, represents non-recurring costs in connection with the Conversion.

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders

	Year Ended
	December 31, 2019	December 31, 2018
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$1,971,685	$1,097,699
(+) Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	1,369,671	561,052
(+) Equity-based and Other Compensation - KKR Holdings L.P.	91,296	100,632
(+) Amortization of Intangibles and Other, net	226,422	26,116
(+) Non-recurring Costs (1)	22,839	11,501
(+) Realized Losses on Certain Investments (2)	—	729,425
(-) Unrealized Carried Interest	1,263,046	(756,467)
(-) Net Unrealized Gains (Losses)	1,854,867	1,043,912
(+) Unrealized Performance Income Compensation	520,033	(295,794)
(+) Income Tax Expense (Benefit)	528,750	(194,098)
(-) Income Taxes Paid	207,479	151,848
After-tax Distributable Earnings	$1,405,304	$1,597,240

(1)
For the year ended December 31, 2019, represents a non-recurring make-whole premium associated with KKR’s refinancing of its 2020 Senior Notes. For the year ended December 31, 2018, represents non-recurring costs in connection with the Conversion.

(2)	Represents losses on certain investments which were realized in the second quarter in advance of the Conversion.
The following tables provide reconciliations of certain of KKR's GAAP Consolidated Statements of Financial Condition measures to our non-GAAP Balance Sheet measures as of December 31, 2019 and December 31, 2018.
Assets

	As of
	December 31, 2019	December 31, 2018
Total GAAP Assets	$60,899,319	$50,743,375
(-) Impact of Consolidation of Funds and Other Entities	37,453,629	31,888,471
(-) Carry Pool Reclassification	1,448,879	922,977
(-) Other Reclassifications	376,360	344,291
Total Operating Assets	$21,620,451	$17,587,636
Liabilities

	As of
	December 31, 2019	December 31, 2018
Total GAAP Liabilities	$30,396,945	$25,360,766
(-) Impact of Consolidation of Funds and Other Entities	23,841,496	20,011,804
(-) Carry Pool Reclassification	1,448,879	922,977
(-) Other Reclassifications	376,360	344,291
Total Operating Liabilities	$4,730,210	$4,081,694

KKR & Co. Inc. Stockholders' Equity - Common Stockholders

	As of
	December 31, 2019	December 31, 2018
KKR & Co. Inc. Stockholders' Equity - Common Stockholders	$10,324,936	$8,167,056
(+) Impact of Consolidation of Funds and Other Entities	327,826	205,502
(-) Other Reclassifications	17,446	17,446
(+) Noncontrolling Interests Held by KKR Holdings L.P.	5,728,634	4,625,448
Book Value	$16,363,950	$12,980,560

The following table provides reconciliations of KKR's GAAP Shares of Class A Common Stock Outstanding to Adjusted Shares:

	As of
	December 31, 2019		December 31, 2018
GAAP Shares of Class A Common Stock Outstanding	560,007,579	(1)	534,857,237
Adjustments:
KKR Holdings Units (2)	290,381,345		299,081,239
Adjusted Shares (3)	850,388,924		833,938,476

Unvested Shares of Class A Common Stock (4)	22,712,604		33,408,491

(1)	Includes 5.7 million shares of Class A common stock issued to affiliates of Marshall Wace LLP as partial consideration for an additional 5% interest acquired by KKR on November 22, 2019.

(2)	Class A common stock that may be issued by KKR & Co. Inc. upon exchange of units in KKR Holdings for Class A common stock.

(3)	Amounts exclude unvested equity awards granted under our Equity Incentive Plans.

(4)
Represents equity awards granted under our Equity Incentive Plans. The issuance of Class A common stock of KKR & Co. Inc. pursuant to awards under our Equity Incentive Plans dilutes KKR Class A common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. Excludes the award of 2,500,000 restricted stock units granted to each of our Co-Presidents/Co-Chief Operating Officers during 2017 that have not met their market-price based vesting condition as of December 31, 2019 or December 31, 2018. See Item 8. Financial Statements and Supplementary Data—Note 12 "Equity Based Compensation."

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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of December 31, 2019, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities."

As of December 31, 2019, netting holes in excess of $50 million existed at three of our private equity funds, which were Americas Fund XII, 2006 Fund, and Asian Fund, which had netting holes of approximately $272 million, $107 million, and $84 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. The following describes these sources of liquidity.

Revolving Credit Agreements, Senior Notes, KFN Debt Obligation, KFN Securities and Real Estate Financing

For a discussion of KKR's debt obligations, including our revolving credit agreements, senior notes, KFN debt obligations, KFN securities and corporate real estate financing, see Item 8. Financial Statements and Supplementary Data—Note 10 "Debt Obligations."

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

•	service debt obligations including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses and contingencies, including litigation matters;

•	pay corporate income taxes and other taxes;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	pay cash dividends in accordance with our dividend policy for our Class A common stock or the terms of our preferred stock;

•	underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;

•
acquire other assets for our Principal Activities business line, including other businesses, investments and assets, some of which may be required to satisfy regulatory requirements for our capital markets business or risk retention requirements for CLOs (to the extent it continues to apply); and

•	repurchase KKR's Class A common stock or retire equity awards pursuant to the share repurchase program or other securities issued by KKR.

KKR & Co. Inc. Share Repurchase Program

Under the terms of our share repurchase program, KKR is authorized to repurchase its Class A common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any Class A common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of Class A common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive Class A common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of Class A common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of December 31, 2019, $366 million was available under the repurchase program.

See Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Capital Commitments
The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which generally range from 2% to 8% of a fund's total capital commitments at final closing, but may be greater for certain funds (i) where we are pursuing newer strategies, (ii) where third party investor demand is limited, and (iii) where a larger commitment is consistent with the asset allocation strategy our balance sheet is pursuing. The following table presents our uncalled commitments to our active investment funds as of December 31, 2019:

Uncalled Commitments
Private Markets	($ in thousands)
Core Investment Vehicles	$1,694,500
Americas Fund XII	412,500
Asian Fund III	358,600
Asia Real Estate Partners	250,000
Global Infrastructure III	237,400
Asia Infrastructure	200,000
European Fund V	164,300
Real Estate Partners Europe II	150,000
Next Generation Technology Growth II	150,000
Health Care Strategic Growth	118,100
Energy Income and Growth II	116,900
Global Impact Fund	100,000
Real Estate Partners Americas II	92,700
Real Estate Credit Opportunity Partners II	50,000
Other Private Markets Vehicles	456,500
Total Private Markets Commitments	4,551,500

Public Markets
Special Situations Fund III	400,000
Special Situations Fund II	77,900
Lending Partners Europe II	56,000
Private Credit Opportunities Partners II	17,600
Lending Partners III	14,500
Lending Partners Europe	11,300
Other Public Markets Vehicles	112,400
Total Public Markets Commitments	689,700

Total Uncalled Commitments	$5,241,200
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets primarily in our Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets business line. As of December 31, 2019, these commitments amounted to $0.8 million and $1,089.4 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for our Capital Markets business line are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown. Our capital markets business has an arrangement with a third party, which reduces our risk when underwriting certain debt transactions, and thus our unfunded commitments as of December 31, 2019 are reduced to reflect the amount to be funded by such third party. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.

On January 14, 2020, KKR committed to invest up to an additional $150 million in KKR India Financial Services to support KKR’s alternative credit business in India.

Tax Receivable Agreement
We may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings, which may result in an increase in our tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former principals who have exchanged KKR Holdings units for KKR Class A common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the agreement. As of December 31, 2019, an undiscounted payable of $131.3 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of December 31, 2019, approximately $35.8 million of cumulative cash payments have been made under the tax receivable agreement.
Following the Conversion, we expect the amount of future payments under the tax receivable agreement to be materially higher than it would have been had we not converted to a corporation. In addition, our obligations under the tax receivable agreement would be effectively accelerated in the event of an early termination of the tax receivable agreement by us or in the event of certain mergers, asset sales and other forms of business combinations or other changes of control. See "Risk Factors—Risks Related to Our Organization—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our Class A common stock for KKR Group Partnership Units and related transactions, and the timing and value of these tax attributes differ from those of our restricted stock units."
Dividends
A dividend of $0.125 per share of Class A common stock has been declared for the quarter ended December 31, 2019, which will be paid on February 25, 2020 to holders of record of Class A common stock as of the close of business on February 10, 2020.
A dividend of $0.421875 per share of Series A Preferred Stock has been declared and set aside for payment on March 16, 2020 to holders of record of Series A Preferred Stock as of the close of business on March 1, 2020. A dividend of $0.406250 per share of Series B Preferred Stock has been declared and set aside for payment on March 16, 2020 to holders of record of Series B Preferred Stock as of the close of business on March 1, 2020.
When KKR & Co. Inc. receives distributions from the KKR Group Partnerships (the holding companies of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships.
The declaration and payment of dividends to our Class A common stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. Our current dividend policy is to pay dividends to holders of our Class A common stock in an annual aggregate amount of $0.54 per share (or a quarterly dividend of $0.135 per share) beginning with any dividend to be announced with respect to the results for the first quarter of 2020, subject to the discretion of our board of directors based on a number of factors, including KKR’s future financial performance and other considerations that the board deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our Class A common stock will be maintained. Furthermore, the declaration and payment of distributions by the KKR Group Partnerships and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements and the terms of the preferred stock of the KKR Group Partnerships.
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

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2019 excluding consolidated funds and CFEs with a reconciliation of such amounts to the anticipated future cash payments of KKR including consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$5,241.2	$—	$—	$—	$5,241.2
Debt payment obligations (2)	—	—	229.3	3,816.7	4,046.0
Interest obligations on debt payment obligations (3)	206.4	322.5	320.5	2,069.3	2,918.7
Underwriting commitments (4)	796.4	—	—	—	796.4
Lending commitments (5)	293.0	—	—	—	293.0
Purchase commitments (6)	0.8	—	—	—	0.8
Lease obligations	52.8	45.7	19.0	14.8	132.3
Total Contractual Obligations of KKR	6,590.6	368.2	568.8	5,900.8	13,428.4
(+) Uncalled commitments of consolidated funds (7)	11,412.1	—	—	—	11,412.1
(+) Debt payment obligations of consolidated funds, CFEs and Other (8)	1,053.4	3,357.6	1,676.5	16,528.2	22,615.7
(+) Corporate real estate borrowings (9)	—	490.0	—	—	490.0
(+) Interest obligations of consolidated funds, CFEs and Other (10)	831.3	1,271.7	1,028.7	2,661.4	5,793.1
(+) Purchase commitments of consolidated funds (11)	616.4	—	—	—	616.4
Total Consolidated Contractual Obligations	$20,503.8	$5,487.5	$3,274.0	$25,090.4	$54,355.7

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

(2)
Amounts include: (i) $727.9 million aggregate principal amount of 1.625% Senior Notes due 2029 issued by KKR Group Finance Co. V LLC (denominated in euro), $500 million aggregate principal amount of 3.750% Senior Notes due 2029 issued by KKR Group Finance Co. VI LLC, $500 million aggregate principal amount of 5.500% Senior Notes due 2043 issued by KKR Group Finance Co. II LLC and $1,000 million aggregate principal amount of 5.125% Senior Notes due 2044 issued by KKR Group Finance Co. III LLC, gross of unamortized discount; (ii) $369.7 million aggregate principal amount of 0.509% Senior Notes due 2023, 0.764% Senior Notes due 2025 and 1.595% Senior Notes due 2038 issued by KKR Group Finance Co. IV LLC (denominated in Japanese Yen); (iii) $500 million aggregate principal amount of 5.500% Senior Notes due 2032 issued by KFN, gross of unamortized discount; (iv) $120 million aggregate principal amount of 5.200% Senior Notes due 2033 issued by KFN; (v) $70.0 million aggregate principal amount of 5.400% Senior Notes due 2033 issued by KFN; and (vi) $258.5 million aggregate principal amount of junior subordinated notes issued by KFN, gross of unamortized discount. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)
These interest obligations on debt represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2019 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2019, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

(8)
Amounts include (i) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $6.9 billion, (ii) debt securities issued by our consolidated CLOs of $14.7 billion and (iii) borrowings collateralized by specific investments and other assets held directly by majority-owned investment vehicles of $1.0 billion. Debt securities issued by consolidated CLO entities are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(9)	Represents a debt obligation in connection with the ownership of KKR office space.

(10)
The interest obligations on debt of our CFEs and other borrowings represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2019 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2019, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(11)	Represents commitments of consolidated funds to fund the purchase of various investments.

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. See "—Liquidity Needs—Tax Receivable Agreement" in this report and "Risk Factors—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our Class A common stock for KKR Group Partnership Units and related transactions, and the timing and value of these tax attributes differ from those of our restricted stock units."

The commitment table above excludes KKR's commitment to invest up to an additional $150 million in KKR India Financial Services to support KKR’s alternative credit business in India.

We may incur contingent liabilities for claims that may be made against us in the future. We enter into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of our investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that we have made. KKR has also provided certain guarantees for fraud, willful misconduct, bankruptcy and other customary wrongful acts in connection with the financing of KKR's corporate real estate and certain investment vehicles. KKR has also (i) provided credit support regarding repayment obligations to third-party lenders to certain of its employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and (ii) provided credit support to one of our hedge fund partnerships. We have also indemnified employees and non-employees against potential liabilities, in connection with their service as described under "Item 13. Certain Relationships and Related Transactions, and Director Independence-Indemnification of Directors, Officers and Others" in our Annual Report. In addition, we have also provided credit support to certain of our subsidiaries' obligations in connection with certain investment vehicles or partnerships that we manage. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions, and we have also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of certain investment vehicles. Our maximum exposure under these arrangements is currently unknown as our liabilities for these matters would require a claim to be made against us in the future.

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
We classified 4.4% of total investments measured and reported at fair value as Level I at December 31, 2019.
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
We classified 38.9% of total investments measured and reported at fair value as Level II at December 31, 2019.
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
We classified 56.7% of total investments measured and reported at fair value as Level III at December 31, 2019. The valuation of our Level III investments at December 31, 2019 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core investments), and including investments in both consolidated and unconsolidated investment funds, approximately 58% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 2% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of December 31, 2019, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 39%, 46%, and 15%, respectively.
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
For GAAP purposes, where KKR holds energy investments consisting of working interests in oil and gas properties directly and not through an investment fund, such working interests are consolidated based on the proportion of the working interests held by us. Accordingly, we reflect the assets, liabilities, revenues, expenses, investment income and cash flows of the consolidated working interests on a gross basis and changes in the value of these energy investments are not reflected as unrealized gains and losses in the consolidated statements of operations. Accordingly, a change in fair value for these investments does not result in a decrease in net gains (losses) from investment activities, but may result in an impairment charge reflected in general, administrative and other expenses. For non-GAAP purposes, these directly held working interests are treated as investments and changes in value are reflected in our operating results as unrealized gains and losses.
On a non-GAAP basis, our energy real asset investments in oil and gas properties as of December 31, 2019 had a fair value of approximately $715 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in book value of $71.5 million. As of December 31, 2019, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that book value would have been approximately $77 million lower.
These hypothetical declines relate only to book value. There would be no current impact on KKR's unrealized carried interest since all of the investment funds which hold these types of energy investments have investment values that are either below their cost or not currently accruing carried interest. Additionally, there would be no impact on fees since fees earned from investment funds which hold investments in oil and gas properties are based on either committed capital or capital invested.
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
For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR's investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of December 31, 2019, less than 5% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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
As of December 31, 2019, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of December 31, 2019, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of December 31, 2019, investments which represented greater than 5% of total non-GAAP investments consisted of Fiserv, Inc. and USI, Inc. valued at $1,837.7 million and $800.2 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Fiserv, Inc. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.
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
Prior to 2012, most of our historical private equity funds that provide for carried interest do not have a preferred return. For these funds, the management company is required to refund up to 20% of any management fees earned from its limited partners in the event that the fund recognizes carried interest. At such time as the fund recognizes carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, a liability due to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the management fees earned. The refunds to the limited partners are paid, and liabilities relieved, at such time that the underlying investment is sold and the associated carried interest is realized. In the event that a fund's carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the earned management fees, such management fees would be retained and not returned to the funds' limited partners.
Most of our investment funds that provide for carried interest and were launched after 2012, however, have a preferred return. In this case, the management company does not refund the management fees earned from the limited partners of the fund as described above. Instead, the management fee is effectively returned to the limited partners through a reduction of the realized gain on which carried interest is calculated. To calculate the carried interest, KKR calculates whether a preferred return has been achieved based on an amount that includes all of the management fees paid by the limited partners as well as the other capital contributions and expenses paid by them to date. To the extent the fund has exceeded the preferred return at the time of a realization event, and subject to any other conditions for the payment of carried interest like netting holes, carried interest is distributed to the general partner. Until the preferred return is achieved, no carried interest is recorded. Thereafter, the general partner is entitled to a catch up allocation such that the general partner's carried interest is paid in respect of all of the fund's net gains, including the net gains used to pay the preferred return, until the general partner has received the full percentage amount of carried interest that the general partner is entitled to under the terms of the fund. In general, investment funds that entitle the management company to receive an incentive fee have a preferred return and are calculated on a similar basis that takes into account management fees paid.
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

The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate in order to provide a reader with an indication of the directional impact that a hypothetical adverse movement in certain risks would have on net income attributable to KKR & Co. Inc. In all cases, these directional impacts are presented after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings. As of December 31, 2019, KKR & Co. Inc. and KKR Holdings held interests in our business of 65.9% and 34.1%, respectively. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.

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

Management of General Business Risk

KKR has an investment management and distribution committee comprised of senior employees across our business lines, and includes our Co-Presidents/Co-Chief Operating Officers and Chief Financial Officer. The investment management and distribution committee focuses on coordinating investment and distribution activities across the firm. KKR has a risk and operations committee comprised of senior employees from across our business operations, and includes our Co-Presidents/Co-Chief Operating Officers, Chief Financial Officer, General Counsel, and Chief Compliance Officer. The risk and operations committee focuses on KKR's operations and enterprise risk management.

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

Changes in Fair Value

The majority of our investments are reported at fair value. Net changes in the fair value of investments impact the net gains (losses) from investment activities in our consolidated statements of operations. Based on investments held as of December 31, 2019, we estimate that an immediate 10% decrease in the fair value of investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR & Co. Inc. would generally be significantly less than the amount described above, given that a significant portion of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments and to a lesser extent our management fees. Because of this, the quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. Inc. before income taxes. The actual impact to individual line items within the consolidated statements of operations would differ from the amounts shown below as a result of (i) the inclusion of amounts attributable to KKR Holdings in individual line items within the consolidated statement of operations, (ii) the elimination of management fees and carried interest as a result of the consolidation of certain investment funds and CFEs, and (iii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of certain investment funds and CFEs.

Based on the fair value of investments as of December 31, 2019, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2020 from reductions in the following items, if not offset by other factors:

	Management Fees		Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest
	($ in thousands)
10% Decline in Fair Value of Investments (1)	$20,399	(2)	$399,043	(3)	$858,439	(3)

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

Management Fees

Our management fees in our Private Markets business line are generally calculated based on the amount of capital committed or invested by a fund, as described under "Business—Our Business Lines—Private Markets." Accordingly, movements in the fair value of investments do not significantly affect the amount of fees we may charge in Private Markets funds. Management fees in our infrastructure funds are calculated based on NAV of the fund and, in some cases, we additionally earn management fees on the fund's remaining commitment.

In the case of our Public Markets business line, management fees are often calculated based on the average NAV of the fund for that particular period, although certain funds in our Public Markets business line have management fees based on the amount of capital invested. In the case of our CLO vehicles, management fees are calculated based on the collateral of the vehicle. The collateral is based on the par value of the investments and cash on hand.

To the extent that management fees are calculated based on the NAV of the fund's investments, the amount of fees that we may charge will increase or decrease in direct proportion to the effect of changes in the fair value of the fund's investments. The proportion of our management fees that are based on NAV depends on the number and type of funds in existence. For the year ended December 31, 2019, the fund management fees that were recognized based on the NAV of the applicable funds was approximately 25%.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated as of December 31, 2019 (i.e. an increase in the value of the U.S. dollar against these foreign currencies) would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2020 from reductions in the following items, net of the impact of foreign exchange hedging strategies, if not offset by other factors:

	Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest
	($ in thousands)
10% Decline in Foreign Currencies Against the U.S. Dollar (1)	$66,688	(2)	$102,098	(2)

(1)
An immediate, hypothetical 10% decline in exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated would only marginally impact our ability to earn incentive fees since the majority of our funds in which we are entitled to earn incentive fees are denominated in U.S. dollars. Additionally, the impact on our management fees that are denominated in non-U.S. dollar currencies considering the impact of foreign exchange hedging strategies employed would not be expected to be material.

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

Interest Expense

We and certain consolidated funds, including CLOs, have debt obligations that include revolving credit agreements, certain investment financing arrangements and debt securities issued by CLO vehicles that accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our consolidated funds, including CLOs, would have to make. With respect to consolidated funds and CLOs, the impact on net income attributable to KKR & Co. Inc. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense would not be expected to be material since a substantial portion of this increase would be attributable to noncontrolling interests. With respect to debt obligations held by KKR and not in the consolidated funds or CLOs, as of December 31, 2019, KKR had debt obligations outstanding with an aggregate principal amount of approximately $258.5 million that accrues interest at a variable rate. Our policy is to reduce these risks by employing hedging techniques, including using interest rate swaps. The impact on net income attributable to KKR & Co. Inc. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense, net of the impact of interest rate hedging strategies, would not be expected to be material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of KKR & Co. Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial condition of KKR & Co. Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value-Level III Investments-Refer to Notes 2, 4, and 5 to the financial statements
Critical Audit Matter Description
The Company and the funds it sponsors and manages have investments reported at fair value. The fair values of certain investments are determined based on unobservable pricing inputs (“Level III Investments”). These investments have limited observable market activity and the inputs used in the determination of fair value require significant management judgment or estimation.
In addition, the Company recognizes carried interest from investment funds based on cumulative fund performance to date. At the end of each reporting period, the Company calculates the carried interest that would be due to the Company for each investment fund, pursuant to the fund agreements. Certain of the funds’ investments contain unobservable inputs that are classified as Level III in the fair value hierarchy. The change in the fair value of the underlying Level III Investments held by the funds is a significant input into the determination of carried interest for each reporting period. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest. Accrued but unpaid carried interest as of the reporting date is reflected in investments in the consolidated statements of financial condition.
We identified the Level III Investments as a critical audit matter because of the unobservable pricing inputs management used to estimate fair value, and changes in the fair value of these investments directly impacts the amount of unrealized carried interest the Company accrues for the period as well as unrealized investment income recorded during the period.
Performing audit procedures to evaluate the appropriateness of these inputs required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant investment valuation expertise.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the unobservable pricing inputs used by management to estimate the fair values of Level III Investments included the following, among others:

•	We involved more senior, more experienced audit team members to perform audit procedures.

•	We tested the design, implementation, and operating effectiveness of controls over the determination of the fair value of Level III Investments.

•	With the assistance of fair value specialists, we evaluated management’s process for Level III valuation, including their determination of the unobservable pricing inputs used to estimate fair value.

•	We assessed the consistency by which management applied its process.

•
We evaluated the Company’s historical ability to accurately estimate fair value of Level III Investments by comparing previous estimates of fair value to market transactions, subsequent to December 31, 2019, where appropriate.

/s/ Deloitte & Touche LLP
New York, New York
February 14, 2020

We have served as the Company's auditor since 2006.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2019	December 31, 2018
Assets
Cash and Cash Equivalents	$2,346,713	$1,751,287
Cash and Cash Equivalents Held at Consolidated Entities	816,441	693,860
Restricted Cash and Cash Equivalents	74,262	196,365
Investments	54,936,268	44,907,982
Due from Affiliates	717,399	657,189
Other Assets	2,008,236	2,536,692
Total Assets	$60,899,319	$50,743,375

Liabilities and Equity
Debt Obligations	$27,013,284	$22,341,192
Due to Affiliates	286,098	275,584
Accounts Payable, Accrued Expenses and Other Liabilities	3,097,563	2,743,990
Total Liabilities	30,396,945	25,360,766

Commitments and Contingencies

Redeemable Noncontrolling Interests	—	1,122,641

Stockholders' Equity
Series A and B Preferred Stock, $0.01 par value. 13,800,000 and 6,200,000 shares, respectively, issued and outstanding as of December 31, 2019 and 2018.	482,554	482,554
Class A Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 560,007,579 and 534,857,237 shares, issued and outstanding as of December 31, 2019 and 2018, respectively.	5,600	5,349
Class B Common Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of December 31, 2019 and 2018.	—	—
Class C Common Stock, $0.01 par value. 499,999,999 shares authorized, 290,381,345 and 299,081,239 shares, issued and outstanding as of December 31, 2019 and 2018, respectively.	2,904	2,991
Additional Paid-In Capital	8,565,919	8,106,408
Retained Earnings	1,792,152	91,953
Accumulated Other Comprehensive Income (Loss)	(41,639)	(39,645)
Total KKR & Co. Inc. Stockholders' Equity	10,807,490	8,649,610
Noncontrolling Interests	19,694,884	15,610,358
Total Equity	30,502,374	24,259,968
Total Liabilities and Equity	$60,899,319	$50,743,375

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS") and (ii) certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR's general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR's beneficial interest therein and any income generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	December 31, 2019
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$634,029	$112,122	$746,151
Restricted Cash and Cash Equivalents	—	34,849	34,849
Investments	14,948,237	20,851,587	35,799,824
Due from Affiliates	—	9,678	9,678
Other Assets	100,221	178,892	279,113
Total Assets	$15,682,487	$21,187,128	$36,869,615

Liabilities
Debt Obligations	$14,658,137	$2,481,937	$17,140,074
Accounts Payable, Accrued Expenses and Other Liabilities	513,057	109,575	622,632
Total Liabilities	$15,171,194	$2,591,512	$17,762,706

	December 31, 2018
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$428,850	$176,264	$605,114
Restricted Cash and Cash Equivalents	—	174,057	174,057
Investments	14,733,423	15,585,629	30,319,052
Due from Affiliates	—	11,832	11,832
Other Assets	148,221	223,054	371,275
Total Assets	$15,310,494	$16,170,836	$31,481,330

Liabilities
Debt Obligations	$13,958,554	$1,392,987	$15,351,541
Accounts Payable, Accrued Expenses and Other Liabilities	579,408	126,333	705,741
Total Liabilities	$14,537,962	$1,519,320	$16,057,282

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

	For the Years Ended December 31,
	2019	2018	2017
Revenues
Fees and Other	$1,790,475	$1,841,326	$1,541,604
Capital Allocation-Based Income	2,430,425	554,510	2,015,676
Total Revenues	4,220,900	2,395,836	3,557,280

Expenses
Compensation and Benefits	2,116,890	1,374,363	1,695,490
Occupancy and Related Charges	62,728	59,706	58,722
General, Administrative and Other	728,813	655,408	582,480
Total Expenses	2,908,431	2,089,477	2,336,692

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	3,161,884	1,254,832	928,144
Dividend Income	318,972	175,154	202,115
Interest Income	1,418,516	1,396,532	1,242,419
Interest Expense	(1,043,551)	(876,029)	(808,898)
Total Investment Income (Loss)	3,855,821	1,950,489	1,563,780

Income (Loss) Before Taxes	5,168,290	2,256,848	2,784,368

Income Tax Expense (Benefit)	528,750	(194,098)	224,326

Net Income (Loss)	4,639,540	2,450,946	2,560,042
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	(37,352)	73,972
Net Income (Loss) Attributable to Noncontrolling Interests	2,634,491	1,357,235	1,467,765
Net Income (Loss) Attributable to KKR & Co. Inc.	2,005,049	1,131,063	1,018,305

Series A Preferred Stock Dividends	23,288	23,288	23,288
Series B Preferred Stock Dividends	10,076	10,076	10,076

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$1,971,685	$1,097,699	$984,941

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock
Basic	$3.62	$2.14	$2.10
Diluted	$3.54	$2.06	$1.95
Weighted Average Shares of Class A Common Stock Outstanding
Basic	545,096,999	514,102,571	468,282,642
Diluted	557,687,512	533,707,039	506,288,971

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net Income (Loss)	$4,639,540	$2,450,946	$2,560,042

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(3,398)	(48,764)	54,654

Comprehensive Income (Loss)	4,636,142	2,402,182	2,614,696

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	(37,352)	73,972
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,632,151	1,326,164	1,498,861

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$2,003,991	$1,113,370	$1,041,863

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in Thousands, Except Share and Per Share Data)
The statements below for the year ended December 31, 2017 and the six months ended June 30, 2018 represent KKR & Co. Inc. as a partnership prior to the Conversion:

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2017	452,380,335	$5,506,375	$(49,096)	$5,457,279	$332,988	$149,566	$10,545,902	$16,485,735	$632,348
Net Income (Loss)		984,941		984,941	23,288	10,076	1,467,765	2,486,070	73,972
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			23,558	23,558			31,096	54,654
Changes in Consolidation				—			(1,682)	(1,682)	(315,057)
Transfer of interest under common control and Other (see Note 15 "Equity")		16,139	7,359	23,498			(23,498)	—
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	20,086,963	291,040	(1,979)	289,061			(289,061)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other		(3,469)	677	(2,792)				(2,792)
Net Delivery of Common Units - Equity Incentive Plans	8,979,472	(58,679)		(58,679)				(58,679)
Equity-Based and Other Non-Cash Compensation		204,308		204,308			141,727	346,035
Common Units Issued in Connection with the Purchase of an Investment	4,727,966	94,181		94,181				94,181
Capital Contributions				—			3,119,917	3,119,917	220,167
Capital Distributions (1)		(311,973)		(311,973)	(23,288)	(10,076)	(2,125,842)	(2,471,179)	(890)
Balance at December 31, 2017	486,174,736	$6,722,863	$(19,481)	$6,703,382	$332,988	$149,566	$12,866,324	$20,052,260	$610,540

Net Income (Loss)		850,483		850,483	11,644	5,038	1,294,467	2,161,632	7,658
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(9,237)	(9,237)			(14,676)	(23,913)
Changes in Consolidation				—			370,307	370,307
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	32,722,098	507,470	(1,998)	505,472			(505,472)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other		6,448	17	6,465				6,465
Net Delivery of Common Units - Equity Incentive Plans	7,652,340	(53,439)		(53,439)				(53,439)
Equity-Based and Other Non-Cash Compensation		125,994		125,994			61,942	187,936
Unit Repurchases	(2,207,300)	(52,212)		(52,212)				(52,212)
Capital Contributions				—			2,410,722	2,410,722	349,451
Capital Distributions (2)		(167,078)		(167,078)	(11,644)	(5,038)	(1,550,955)	(1,734,715)	(5,502)
Balance at June 30, 2018	524,341,874	$7,940,529	$(30,699)	$7,909,830	$332,988	$149,566	$14,932,659	$23,325,043	$962,147

(1)	$0.67 per common unit, $1.687500 per Series A preferred unit, and $1.625000 per Series B preferred unit.

(2)	$0.34 per common unit, $0.843750 per Series A preferred unit, and $0.812500 per Series B preferred unit.

See notes to financial statements.

KKR & CO. INC.
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
 (Amounts in Thousands, Except Share and Per Share Data)
The statement below represents KKR & Co. Inc. as a corporation subsequent to the Conversion for the six months ended December 31, 2018:

	Six Months Ended December 31, 2018
	Amounts	Shares
KKR & Co. L.P. Partners' Capital - Common Unitholders
Beginning of Period	$7,940,529	524,341,874
Reclassifications resulting from the Conversion	(7,940,529)	(524,341,874)
End of Period	—	—
Preferred Units
Beginning of Period	482,554	20,000,000
Reclassifications resulting from the Conversion	(482,554)	(20,000,000)
End of Period	—	—
Preferred Stock
Beginning of Period	—	—
Reclassifications resulting from the Conversion	482,554	20,000,000
End of Period	482,554	20,000,000
Class A Common Stock
Beginning of Period	—	—
Reclassifications resulting from the Conversion	5,243	524,341,874
Exchange of KKR Holdings Units	65	6,428,323
Net Delivery of Class A Common Stock	42	4,181,402
Repurchases of Class A Common Stock	(53)	(5,333,251)
Class A Common Stock Issued in Connection with the Purchase of an Investment	52	5,238,889
End of Period	5,349	534,857,237
Class B Common Stock
Beginning of Period	—	—
Issuance of Class B Common Stock resulting from the Conversion	—	1
End of Period	—	1
Class C Common Stock
Beginning of Period	—	—
Issuance of Class C Common Stock resulting from the Conversion	3,041	304,107,762
Cancellation of Class C Common Stock	(50)	(5,026,523)
End of Period	2,991	299,081,239
Additional Paid-In Capital
Beginning of Period	—
Reclassifications resulting from the Conversion	7,932,245
Exchange of KKR Holdings Units	114,958
Tax Effects Resulting from Exchange of KKR Holdings Units and Other	(11,359)
Net Delivery of Class A Common Stock	(45,399)
Repurchases of Class A Common Stock	(120,877)
Equity-Based Compensation	116,817
Equity Issued in Connection with the Purchase of an Investment	120,023
End of Period	8,106,408
Retained Earnings
Beginning of Period	—
Net Income (Loss) Attributable to KKR & Co. Inc.	263,898
Series A Preferred Stock Dividends ($0.843750 per share)	(11,644)
Series B Preferred Stock Dividends ($0.812500 per share)	(5,038)
Common Stock Dividends ($0.295 per share)	(155,263)
End of Period	91,953
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(30,699)
Foreign Currency Translation	(8,395)
Exchange of KKR Holdings Units	(551)
End of Period	(39,645)
Total KKR & Co. Inc. Stockholders' Equity	8,649,610
Noncontrolling Interests (See Note 15 "Equity")	15,610,358
Total Equity	$24,259,968

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Amounts in Thousands, Except Share and Per Share Data)
The statement below represents KKR & Co. Inc. for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Amounts	Shares
Preferred Stock
Beginning of Period	$482,554	20,000,000
End of Period	482,554	20,000,000
Class A Common Stock
Beginning of Period	5,349	534,857,237
Exchange of KKR Holdings Units	87	8,699,894
Net Delivery of Class A Common Stock	101	10,135,649
Repurchases of Class A Common Stock	(29)	(2,859,452)
Class A Common Stock Issued in Connection with the Purchase of Investments	92	9,174,251
End of Period	5,600	560,007,579
Class B Common Stock
Beginning of Period	—	1
End of Period	—	1
Class C Common Stock
Beginning of Period	2,991	299,081,239
Cancellation of Class C Common Stock	(87)	(8,699,894)
End of Period	2,904	290,381,345
Additional Paid-In Capital
Beginning of Period	8,106,408
Exchange of KKR Holdings Units	162,761
Tax Effects Resulting from Exchange of KKR Holdings Units and Other	4,190
Net Delivery of Class A Common Stock	(91,067)
Repurchases of Class A Common Stock	(72,095)
Equity-Based Compensation	207,789
Class A Common Stock Issued in Connection with the Purchase of Investments	247,933
End of Period	8,565,919
Retained Earnings
Beginning of Period	91,953
Net Income (Loss) Attributable to KKR & Co. Inc.	2,005,049
Series A Preferred Stock Dividends ($1.687500 per share)	(23,288)
Series B Preferred Stock Dividends ($1.625000 per share)	(10,076)
Common Stock Dividends ($0.50 per share)	(271,486)
End of Period	1,792,152
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(39,645)
Foreign Currency Translation	(1,058)
Exchange of KKR Holdings Units	(936)
End of Period	(41,639)
Total KKR & Co. Inc. Stockholders' Equity	10,807,490
Noncontrolling Interests (See Note 15 "Equity")	19,694,884
Total Equity	$30,502,374
See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	For the Years Ended December 31,
	2019	2018	2017
Operating Activities
Net Income (Loss)	$4,639,540	$2,450,946	$2,560,042
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	297,708	331,708	334,820
Net Realized (Gains) Losses on Investments	(497,346)	(534,652)	(38,316)
Change in Unrealized (Gains) Losses on Investments	(2,664,538)	(720,180)	(889,828)
Capital Allocation-Based Income	(2,430,425)	(554,510)	(2,015,676)
Other Non-Cash Amounts	(45,250)	(23,211)	(51,129)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Consolidation and Other	(137,498)	45,914	1,831
Change in Due from / to Affiliates	(82,508)	(201,196)	(285,562)
Change in Other Assets	954,554	24,226	86,545
Change in Accounts Payable, Accrued Expenses and Other Liabilities	327,431	93,536	1,581,967
Investments Purchased	(36,678,379)	(35,663,033)	(39,616,120)
Proceeds from Investments	30,634,556	27,143,977	34,799,260
Net Cash Provided (Used) by Operating Activities	(5,682,155)	(7,606,475)	(3,532,166)

Investing Activities
Purchases of Fixed Assets	(194,569)	(102,664)	(97,070)
Development of Oil and Natural Gas Properties	(12,793)	(2,563)	(1,052)
Proceeds from Sale of Oil and Natural Gas Properties	—	26,630	—
Net Cash Provided (Used) by Investing Activities	(207,362)	(78,597)	(98,122)

Financing Activities
Preferred Stock Dividends	(33,364)	(33,364)	(33,364)
Common Stock Dividends	(271,486)	(322,341)	(311,973)
Distributions to Redeemable Noncontrolling Interests	—	(16,100)	(890)
Contributions from Redeemable Noncontrolling Interests	—	565,553	220,167
Distributions to Noncontrolling Interests	(3,169,975)	(3,015,655)	(2,125,842)
Contributions from Noncontrolling Interests	4,669,756	4,359,615	3,116,722
Net Delivery of Class A Common Stock (Equity Incentive Plans)	(90,966)	(98,796)	(58,679)
Repurchases of Class A Common Stock	(72,124)	(173,142)	—
Proceeds from Debt Obligations	14,811,703	17,117,987	11,657,948
Repayment of Debt Obligations	(9,310,771)	(11,712,014)	(9,514,558)
Financing Costs Paid	(47,784)	(55,812)	(9,448)
Net Cash Provided (Used) by Financing Activities	6,484,989	6,615,931	2,940,083

Effect of exchange rate changes on cash, cash equivalents and restricted cash	432	(24,708)	79,751

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	595,904	(1,093,849)	(610,454)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	2,641,512	3,735,361	4,345,815
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,237,416	$2,641,512	$3,735,361

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in Thousands)

	For the Years Ended December 31,
	2019	2018	2017
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$1,032,818	$788,220	$773,882
Payments for Income Taxes	$129,929	$148,141	$55,216
Payments for Operating Lease Liabilities	$50,574	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$299,087	$343,443	$346,035
Class A Common Stock Issued in Connection with the Purchase of an Investment	$248,025	$120,075	$94,181
Non-Cash Distributions to Noncontrolling Interests	$—	$—	$3,195
Debt Obligations - Net Gains (Losses), Translation and Other	$(262,512)	$779,529	$(512,745)
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and Other	$4,190	$(4,833)	$(2,792)
Gain on Sale of Oil and Natural Gas Properties	$—	$15,224	$—
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$10,669	$—	$—

Change in Consolidation and Other
Investments	$(2,038,205)	$(2,251,865)	$(75,827)
Due From Affiliates	$1,642	$—	$15,379
Other Assets	$(19,703)	$(94,853)	$(298,097)
Debt Obligations	$(1,046,515)	$(3,427,070)	$46,809
Due to Affiliates	$—	$8,857	$5,021
Accounts Payable, Accrued Expenses and Other Liabilities	$(47,731)	$198,270	$(114,309)
Noncontrolling Interests	$23,123	$593,172	$(1,682)
Redeemable Noncontrolling Interests	$(1,122,641)	$—	$(315,057)
Gain on Asset Contribution	$—	$312,644	$—

	December 31, 2019	December 31, 2018	December 31, 2017
Reconciliation to the Consolidated Statements of Financial Condition
Cash and Cash Equivalents	$2,346,713	$1,751,287	$1,876,687
Cash and Cash Equivalents Held at Consolidated Entities	816,441	693,860	1,802,372
Restricted Cash and Cash Equivalents	74,262	196,365	56,302
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,237,416	$2,641,512	$3,735,361

See notes to financial statements.

KKR & CO. INC.
NOTES TO FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)

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

On July 1, 2018, KKR & Co. L.P. converted from a Delaware limited partnership to a Delaware corporation named KKR & Co. Inc. (the "Conversion"). Because the Conversion became effective on July 1, 2018, the prior period amounts in the accompanying consolidated financial statements for the six months ended June 30, 2018 and for the year ended December 31, 2017 reflect KKR as a limited partnership and not a corporation. In this report, references to KKR & Co. Inc. for periods prior to the Conversion mean KKR & Co. L.P., and references to KKR's Class A common stock, Series A Preferred Stock and Series B Preferred Stock for periods prior to the Conversion mean common units, Series A preferred units and Series B preferred units of KKR & Co. L.P., respectively, in each case, except where the context requires otherwise. As a result of the Conversion, the financial impact to the consolidated financial statements contained herein consisted of (i) reclassifications from partnership equity accounts to equity accounts reflective of a corporation and (ii) a partial step-up in the tax basis of certain assets resulting in the recognition of a net income tax benefit.

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

KKR & Co. Inc. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, "KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc. As of December 31, 2019, KKR & Co. Inc. held approximately 65.9% of the KKR Group Partnership Units and KKR Holdings held approximately 34.1% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings exchange units in the KKR Group Partnerships for shares of Class A common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of Class A common stock of KKR & Co. Inc. The KKR Group Partnerships also have outstanding equity interests that provide for the carry pool and preferred units with economic terms that mirror the preferred stock issued by KKR & Co. Inc.

The following table presents the effect of changes in the ownership interest in the KKR Group Partnerships on KKR:

	For the Years Ended December 31,
	2019	2018	2017
Net income (loss) attributable to KKR & Co. Inc.	$2,005,049	$1,131,063	$1,018,305
Transfers from noncontrolling interests:
Exchange of KKR Group Partnership shares held by KKR Holdings L.P.(1)	161,270	570,898	247,946
Change from net income (loss) attributable to KKR & Co. Inc. and transfers from noncontrolling interests held by KKR Holdings	$2,166,319	$1,701,961	$1,266,251

(1)
Increase in KKR's stockholders' equity for exchange of 8,699,894, 36,890,095, and 17,786,064 KKR Group Partnerships units for the years ended December 31, 2019, 2018, and 2017, respectively, held by KKR Holdings L.P., inclusive of deferred taxes.

Reorganization and Acquisition of KKR Capstone

On January 1, 2020, KKR completed an internal reorganization (the "Reorganization"), in which (i) Management Holdings and International Holdings were combined with Fund Holdings, which changed its name to KKR Group Partnership L.P. ("KKR Group Partnership") and became the sole intermediate holding company for KKR's business, (ii) the issuers of each

Notes to Financial Statements (Continued)

series of KKR’s outstanding senior notes were contributed to KKR Group Partnership and the guarantees by International Holdings and Management Holdings under the senior notes were automatically and unconditionally released and discharged pursuant to the terms of the indentures governing such senior notes, with KKR Group Partnership remaining as a guarantor, and (iii) the ownership interests of certain operating subsidiaries of KKR Group Partnership were reorganized. References to "KKR Group Partnerships" for periods prior to the Reorganization mean Fund Holdings, Management Holdings and International Holdings, collectively, and references to "KKR Group Partnership" for periods following the Reorganization mean KKR Group Partnership L.P. References to a "KKR Group Partnership Unit" mean (i) one Class A partner interest in each of Fund Holdings, Management Holdings and International Holdings, collectively, for periods prior to the Reorganization and (ii) one Class A partner interest in KKR Group Partnership for periods following the Reorganization.

Contemporaneously with the Reorganization, KKR acquired KKR Capstone Americas LLC and its affiliates ("KKR Capstone") on January 1, 2020. KKR Capstone was consolidated prior to January 1, 2020 and consequently, this transaction will be accounted for as an equity transaction in the first quarter of 2020.

The consolidated financial statements and the accompanying notes do not reflect the Reorganization or the acquisition of KKR Capstone on January 1, 2020.
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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

Investments
Investments consist primarily of private equity, credit, investments of consolidated CFEs, real assets, equity method and other investments. Investments denominated in currencies other than the entity's functional currency are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected in the consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4 "Investments."
The following describes the types of securities held within each investment class.
Private Equity - Consists primarily of equity investments in operating businesses, including growth equity investments.
Credit - Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), originated, distressed and opportunistic credit, real estate mortgage loans, and interests in unconsolidated CLOs.
Investments of Consolidated CFEs - Consists primarily of (i) investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans) held directly by the consolidated CLOs and (ii) investments in originated, fixed-rate real estate mortgage loans held directly by the consolidated CMBS vehicles.
Real Assets - Consists primarily of investments in (i) energy related assets, principally oil and natural gas properties, (ii) infrastructure assets, and (iii) real estate, principally residential and commercial real estate assets and businesses.
Equity Method - Other - Consists primarily of (i) certain direct interests in operating companies in which KKR is deemed to exert significant influence under GAAP and (ii) certain interests in partnerships and joint ventures that hold private equity and real assets investments.
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
Investments held by Consolidated Investment Funds
The consolidated investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments, including portfolio companies that are majority-owned and controlled by KKR's investment funds, at fair value. KKR has retained this specialized accounting for the consolidated investment funds in consolidation. Accordingly, the unrealized gains and losses resulting from changes in fair value of the investments and other financial instruments held by the consolidated investment funds are reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations.
Certain energy investments are made through consolidated investment funds, including investments in working and royalty interests in oil and natural gas properties as well as investments in operating companies that operate in the energy industry. Since these investments are held through consolidated investment funds, such investments are reflected at fair value as of the end of the reporting period.
Investments in operating companies that are held through KKR's consolidated investment funds are generally classified within private equity investments and investments in working and royalty interests in oil and natural gas properties are generally classified as real asset investments.

Notes to Financial Statements (Continued)

Energy Investments held by KKR
KKR directly holds certain working and royalty interests in oil and natural gas properties that are not held through investment funds. Oil and natural gas activities are accounted for under the successful efforts method of accounting and such working interests are consolidated based on the proportion of the working interests held by KKR. Accordingly, KKR reflects its proportionate share of these interests on a gross basis and changes in the value of these interests are not reflected as unrealized gains and losses in the consolidated statements of operations.
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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of December 31, 2019, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace").
KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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
Level II Valuation Methodologies
Credit Investments: These financial instruments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an instrument. Ask prices represent the lowest price that KKR and others are willing to accept for an instrument. For financial instruments whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR's policy is generally to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR's best estimate of fair value.
Investments and Debt Obligations of Consolidated CLO Vehicles: Investments of consolidated CLO vehicles are reported within Investments of Consolidated CFEs and are valued using the same valuation methodology as described above for credit investments. Under ASU 2014-13, KKR measures CLO debt obligations on the basis of the fair value of the financial assets of the CLO.
Securities Indexed to Publicly-Listed Securities: These securities are typically valued using standard convertible security pricing models. The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed. To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company's other outstanding debt securities would be utilized in the valuation. To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities. In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded. The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.
Equity Securities: The valuation of certain equity securities is based on an observable price for an identical security adjusted for the effect of a restriction or leverage that collateralized the equity securities.

Notes to Financial Statements (Continued)

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
Real Asset Investments: Real asset investments in infrastructure, energy and real estate are valued using one or a combination of the discounted cash flow analysis, market comparables analysis and direct income capitalization, which in each case incorporates significant assumptions and judgments.
Infrastructure investments are generally valued using the discounted cash flow analysis. Key inputs used in this methodology can include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as exit EBITDA multiples.

Notes to Financial Statements (Continued)

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
Real Estate Mortgage Loans: Real estate mortgage loans are illiquid, structured investments that are specific to the property and its operating performance. KKR engages an independent valuation firm to estimate the fair value of each loan. KKR reviews the quarterly loan valuation estimates provided by the independent valuation firm. These loans are generally valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and estimated property value. In the event that KKR's estimate of fair value differs from the fair value estimate provided by the independent valuation firm, KKR ultimately relies solely upon the valuation prepared by the investment personnel of KKR.
Other Investments: With respect to other investments including equity method investments for which the fair value election has been made, KKR generally employs the same valuation methodologies as described above for private equity and real assets investments when valuing these other investments.
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

Notes to Financial Statements (Continued)

Revenues
For the years ended December 31, 2019, 2018, and 2017 respectively, revenues consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
Management Fees	$824,903	$724,558	$700,245
Fee Credits	(340,900)	(231,943)	(257,401)
Transaction Fees	914,329	988,954	783,952
Monitoring Fees	106,289	87,545	82,238
Incentive Fees	—	14,038	4,601
Expense Reimbursements	169,415	146,989	121,927
Oil and Gas Revenue	47,153	51,465	63,460
Consulting Fees	69,286	59,720	42,582
Total Fees and Other	1,790,475	1,841,326	1,541,604

Carried Interest	2,041,847	441,529	1,740,661
General Partner Capital Interest	388,578	112,981	275,015
Total Capital Allocation-Based Income	2,430,425	554,510	2,015,676

Total Revenues	$4,220,900	$2,395,836	$3,557,280

Fees and Other
Fees and Other, as detailed above, are accounted for as contracts with customers. Under ASC 606, Revenue from Contracts with Customers ("ASC 606"), KKR is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) KKR satisfies its performance obligation. In determining the transaction price, KKR has included variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

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

Notes to Financial Statements (Continued)

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
Management fees earned from private equity funds generally range from 1.0% to 2.0% of committed capital during the fund's investment period and are generally 0.75% to 1.25% of invested capital after the expiration of the fund's investment period with subsequent reductions over time. Typically, an investment period is defined as a period of up to six years. The actual length of the investment period is often shorter due to the earlier deployment of committed capital.
Management fees earned from real asset funds generally range from 0.75% to 1.5% and are generally based on the investment fund's average net asset value, capital commitments, or invested capital.
Management fees earned from alternative and liquid credit funds generally range from 0.10% to 1.75%. Such rates may be based on the investment fund's average net asset value, gross assets or invested capital.
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
Transaction Fees
KKR (i) arranges debt and equity financing, places and underwrites securities offerings, and provides other types of capital markets services for companies seeking financing in its Capital Markets business line and (ii) provides advisory services in connection with successful Private Markets and Public Markets business line portfolio company investment transactions, in each case, in exchange for a transaction fee. Transaction fees are separately negotiated for each transaction and are generally based on (i) for Capital Markets business line transactions, a percentage of the overall transaction size and (ii) for Private Markets and Public Markets business line transactions, a percentage of either total enterprise value of an investment or a

Notes to Financial Statements (Continued)

percentage of the aggregate price paid for an investment. After the contract is established, there are no significant judgments made when determining the transaction price.
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
Incentive Fees
KKR provides investment management services to certain investment funds, CLOs and other vehicles in exchange for a management fee as discussed above and, in some cases an incentive fee when KKR is not entitled to a carried interest. Incentive fee rates generally range from 5% to 20% of investment gains. Incentive fees are considered a form of variable consideration as these fees are subject to reversal, and therefore the recognition of such fees is deferred until the end of each fund's measurement period when the performance-based incentive fees become fixed and determinable. Incentive fees are generally paid within 90 days of the end of the investment vehicles' measurement period. After the contract is established, there are no significant judgments made when determining the transaction price.
Incentive fees earned from KKR's consolidated investment funds, CLOs, and other vehicles are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds, CLOs, and other vehicles is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not impact the net income (loss) attributable to KKR or KKR stockholders' equity.
Expense Reimbursements
Providing investment management services to investment funds and monitoring KKR’s portfolio companies require KKR to arrange for services on behalf of them. In those situations where KKR is acting as an agent on behalf of its investment funds or portfolio companies, it presents the cost of services on a net basis as a reduction of Revenues. In all other situations, KKR is primarily responsible for fulfilling the services and is therefore acting as a principal for those arrangements for accounting purposes. As a result, the expense and related reimbursement associated with those services is presented on a gross basis. Costs incurred are classified within Expenses and reimbursements of such costs are classified as Expense Reimbursements within Revenues on the consolidated statements of operations. After the contract is established, there are no significant judgments made when determining the transaction price.
Oil and Gas Revenue
KKR directly holds certain working and royalty interests in oil and natural gas properties that are not held through investment funds. Oil and gas revenue is recognized when the performance obligation is satisfied, which occurs at the point in time when control of the product transfers to the customer. Performance obligations are typically satisfied through the monthly delivery of production. Revenue is recognized based on KKR's proportionate share of production from non-operated properties as marketed by the operator. After the contract is established, there are no significant judgments made when determining the transaction price.
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
KKR earns management fees, incentive fees and capital allocation-based income from investment funds, CLOs, and other vehicles whose primary focus is making investments in specified geographical locations and earns transaction, monitoring, and consulting fees from portfolio companies located in varying geographies. For the years ended December 31, 2019, 2018, and 2017, over 10% of consolidated revenues were earned in the United States. For the year ended December 31, 2019, 55.8%, 21.5% and 22.7% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia, respectively. For the year ended December 31, 2018, 62.4%, 24.7% and 12.9% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia, respectively. For the year ended December 31, 2017, 64.5%, 21.1% and 14.4% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle or where the portfolio company is headquartered. Oil and gas revenue is included within Americas since all KKR’s oil and natural gas properties are located in the United States.

For the year ended December 31, 2019, revenues from two of KKR’s flagship funds represented approximately $1.1 billion of total consolidated revenues. For the year ended December 31, 2018, none of KKR's flagship funds contributed more than 10% of KKR's total consolidated revenues. For the year ended December 31, 2017, revenues from one of KKR’s flagship funds represented approximately $0.9 billion of total consolidated revenues.

Additionally, KKR’s fixed assets are predominantly located in the United States.

Compensation and Benefits
Compensation and Benefits expense includes (i) cash compensation consisting of salaries, bonuses, and benefits, (ii) equity based compensation consisting of charges associated with the vesting of equity-based awards (see Note 12 "Equity Based Compensation") and (iii) carry pool allocations.
All KKR employees and employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as Compensation and Benefits expense in the consolidated statements of operations. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, certain cash bonuses that are paid to certain of KKR's principals can be borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because KKR principals are

Notes to Financial Statements (Continued)

not entitled to receive distributions on units that are unvested, any amounts allocated to principals in excess of a principal's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges, if any, are currently recorded based on the amount of cash expected to be paid by KKR Holdings.
Carry Pool Allocation
With respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR allocates to its employees and employees of certain consolidated entities a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates 40% or 43%, as applicable, of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit‑sharing arrangements in Accounts Payable, Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and recorded as compensation expense.
Profit Sharing Plan
KKR provides certain profit sharing programs for KKR employees and other eligible personnel. In particular, KKR provides a 401(k) plan for eligible employees in the United States. For certain professionals who are participants in the 401(k) plan, KKR may, in its discretion, contribute an amount after the end of the plan year. For the years ended December 31, 2019, 2018 and 2017, KKR incurred expenses of $10.2 million, $9.5 million and $8.2 million, respectively, in connection with the 401(k) plan and other profit sharing programs.
General, Administrative and Other
General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges, expenses (including impairment charges) incurred by oil and gas entities that are consolidated, broken-deal expenses, placement fees and other general operating expenses. A portion of these general administrative and other expenses, in particular broken-deal expenses, are borne by fund investors.
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
Prior to the Conversion, KKR & Co. L.P.’s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all net income earned by KKR & Co. Inc. is subject to U.S. corporate income taxes.

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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
Effective on January 1, 2020
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which has subsequently been amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, and ASU No. 2019-11. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. Available for sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. The guidance is effective for fiscal periods beginning after December 15, 2019. The guidance should be applied using a modified retrospective approach. KKR is currently evaluating the impact of this guidance on the financial statements.

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
Effective on January 1, 2021
Simplifying the Accounting for Income Taxes
On December 18, 2019, the FASB issued ASU No. 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU, among other changes, (i) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and (ii) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The guidance is effective for fiscal periods beginning after December 15, 2020. KKR is currently evaluating the impact of this guidance on the financial statements.

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
The following table summarizes total Net Gains (Losses) from Investment Activities for the years ended December 31, 2019, 2018 and 2017, respectively:

	For the Year Ended December 31, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$261,920	$2,849,031	$3,110,951
Credit (1)	(92,114)	(150,881)	(242,995)
Investments of Consolidated CFEs (1)	(57,230)	270,268	213,038
Real Assets (1)	93,848	(128,393)	(34,545)
Equity Method - Other (1)	70,385	540,775	611,160
Other Investments (1)	53,688	(240,548)	(186,860)
Foreign Exchange Forward Contracts and Options (2)	161,175	20,309	181,484
Securities Sold Short (2)	54,707	(53,483)	1,224
Other Derivatives (2)	(19,584)	(36,918)	(56,502)
Debt Obligations and Other (3)	(29,449)	(405,622)	(435,071)
Net Gains (Losses) From Investment Activities	$497,346	$2,664,538	$3,161,884

	For the Year Ended December 31, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$184,784	$708,600	$893,384
Credit (1)	(354,090)	(420,434)	(774,524)
Investments of Consolidated CFEs (1)	(83,719)	(452,331)	(536,050)
Real Assets (1)	92,885	67,999	160,884
Equity Method - Other (1)	(3,991)	339,027	335,036
Other Investments (1)	(239,081)	(434,537)	(673,618)
Foreign Exchange Forward Contracts and Options (2)	(90,625)	266,938	176,313
Securities Sold Short (2)	750,007	26,465	776,472
Other Derivatives (2)	(13,273)	1,037	(12,236)
Debt Obligations and Other (3)	291,755	617,416	909,171
Net Gains (Losses) From Investment Activities	$534,652	$720,180	$1,254,832

	For the Year Ended December 31, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$223,568	$338,720	$562,288
Credit (1)	(470,487)	423,603	(46,884)
Investments of Consolidated CFEs (1)	(97,129)	352	(96,777)
Real Assets (1)	(18,722)	218,728	200,006
Equity Method - Other (1)	34,190	95,968	130,158
Other Investments (1)	(796,348)	65,516	(730,832)
Foreign Exchange Forward Contracts and Options (2)	(31,772)	(342,849)	(374,621)
Securities Sold Short (2)	1,116,325	97,811	1,214,136
Other Derivatives (2)	(7,129)	(23,687)	(30,816)
Debt Obligations and Other (3)	85,820	15,666	101,486
Net Gains (Losses) From Investment Activities	$38,316	$889,828	$928,144

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."

Notes to Financial Statements (Continued)

4. INVESTMENTS
Investments consist of the following:

	December 31, 2019	December 31, 2018
Private Equity	$12,923,600	$7,349,559
Credit	10,538,139	9,099,135
Investments of Consolidated CFEs	14,948,237	14,733,423
Real Assets	3,567,944	3,157,954
Equity Method - Other	4,846,949	4,212,874
Equity Method - Capital Allocation-Based Income	5,329,368	3,584,415
Other Investments	2,782,031	2,770,622
Total Investments	$54,936,268	$44,907,982

As of December 31, 2019 and December 31, 2018, there were no investments which represented greater than 5% of total investments. The majority of the securities underlying private equity investments represent equity securities.

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

On each of November 30, 2017 and 2018 and November 22, 2019, KKR acquired an additional 5.0% interest in Marshall Wace after the exercise of the options agreed to between Marshall Wace and KKR, bringing KKR's total ownership of Marshall Wace to 39.6%, after giving effect to certain equity dilution. These acquisitions in 2017, 2018 and 2019 were funded through a combination of cash and 4,727,966, 5,238,889 and 5,674,251 shares of Class A common stock, respectively.

KKR's investment in Marshall Wace is accounted for using the equity method of accounting.

Summarized Financial Information

KKR evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the U.S. Securities and Exchange Commission (the "SEC"). As of and for the years ended December 31, 2019, 2018, and 2017, no individual equity method investment held by KKR met the significance criteria. As such, KKR is not required to present separate financial statements for any of its equity method investments.

The following table shows summarized financial information relating to the statements of financial condition for all of KKR's equity method investments assuming 100% ownership as of December, 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Total Assets	$112,688,482	$93,577,773
Total Liabilities	$22,622,609	$21,296,194
Total Equity	$90,065,873	$72,281,579

Notes to Financial Statements (Continued)

The following table shows summarized financial information relating to the statements of operations for all of KKR's equity method investments assuming 100% ownership for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
Investment Related Revenues	$2,552,266	$1,679,950	$1,167,038
Other Revenues	5,132,796	5,304,634	3,002,987
Investment Related Expenses	1,385,870	1,258,782	482,336
Other Expenses	4,066,713	3,602,612	2,392,965
Net Realized and Unrealized Gain/(Loss) from Investments	10,532,988	1,818,861	9,217,912
Net Income (Loss)	$12,765,467	$3,942,051	$10,512,636

5. FAIR VALUE MEASUREMENTS
The following tables summarize the valuation of assets and liabilities measured and reported at fair value by the fair value hierarchy. Investments classified as Equity Method - Other, for which the fair value option has not been elected, and Equity Method - Capital Allocation-Based Income have been excluded from the tables below.
Assets, at fair value:

	December 31, 2019
	Level I	Level II	Level III		Total
Private Equity	$1,393,654	$1,658,264	$9,871,682		$12,923,600
Credit	—	1,320,380	9,217,759		10,538,139
Investments of Consolidated CFEs	—	14,948,237	—		14,948,237
Real Assets	—	—	3,567,944		3,567,944
Equity Method - Other	228,999	49,511	1,656,045		1,934,555
Other Investments	431,084	196,192	2,154,755		2,782,031
Total Investments	2,053,737	18,172,584	26,468,185		46,694,506

Foreign Exchange Contracts and Options	—	188,572	—		188,572
Other Derivatives	—	1,333	21,806	(1)	23,139
Total Assets	$2,053,737	$18,362,489	$26,489,991		$46,906,217

Notes to Financial Statements (Continued)

	December 31, 2018
	Level I	Level II	Level III		Total
Private Equity	$1,156,977	$63,999	$6,128,583		$7,349,559
Credit	—	2,334,405	6,764,730		9,099,135
Investments of Consolidated CFEs	—	12,650,878	2,082,545		14,733,423
Real Assets	—	—	3,157,954		3,157,954
Equity Method - Other	245,225	43,943	1,503,022		1,792,190
Other Investments	480,192	173,844	2,116,586		2,770,622
Total Investments	1,882,394	15,267,069	21,753,420		38,902,883

Foreign Exchange Contracts and Options	—	177,264	—		177,264
Other Derivatives	—	3,879	37,116	(1)	40,995
Total Assets	$1,882,394	$15,448,212	$21,790,536		$39,121,142

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

Liabilities, at fair value:

	December 31, 2019
	Level I	Level II	Level III		Total
Securities Sold Short	$251,223	$—	$—		$251,223
Foreign Exchange Contracts and Options	—	39,364	—		39,364
Unfunded Revolver Commitments	—	—	75,842	(1)	75,842
Other Derivatives	—	34,174	—		34,174
Debt Obligations of Consolidated CFEs	—	14,658,137	—		14,658,137
Total Liabilities	$251,223	$14,731,675	$75,842		$15,058,740

	December 31, 2018
	Level I	Level II	Level III		Total
Securities Sold Short	$344,124	$—	$—		$344,124
Foreign Exchange Contracts and Options	—	60,749	—		60,749
Unfunded Revolver Commitments	—	—	52,066	(1)	52,066
Other Derivatives	—	18,440	17,200	(2)	35,640
Debt Obligations of Consolidated CFEs	—	12,081,771	1,876,783		13,958,554
Total Liabilities	$344,124	$12,160,960	$1,946,049		$14,451,133

(1)	These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

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

Notes to Financial Statements (Continued)

The following tables summarize changes in investments and debt obligations measured and reported at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2019 and 2018, respectively:

	For the Year Ended December 31, 2019
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$6,128,583	$6,764,730	$2,082,545	$3,157,954	$1,503,022	$2,116,586	$21,753,420	$1,876,783
Transfers In / (Out) Due to Changes in Consolidation	23,123	956,402	(2,015,130)	—	—	(42,864)	(1,078,469)	(1,849,206)
Transfers In	26,045	149,804	—	18,429	26,520	—	220,798	—
Transfers Out	(491,723)	(10,248)	—	—	(143,620)	(36,018)	(681,609)	—
Asset Purchases / Debt Issuances	3,179,376	4,600,626	—	927,477	414,393	829,992	9,951,864	—
Sales / Paydowns	(353,684)	(3,032,887)	(62,334)	(501,371)	(303,196)	(516,346)	(4,769,818)	—
Settlements	—	39,424	—	—	—	—	39,424	(26,770)
Net Realized Gains (Losses)	114,812	(55,948)	(2,759)	93,848	17,496	52,757	220,206	—
Net Unrealized Gains (Losses)	1,245,150	(177,954)	(2,322)	(128,393)	141,430	(249,352)	828,559	(807)
Change in Other Comprehensive Income	—	(16,190)	—	—	—	—	(16,190)	—
Balance, End of Period	$9,871,682	$9,217,759	$—	$3,567,944	$1,656,045	$2,154,755	$26,468,185	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$1,316,857	$(208,744)	$—	$(90,583)	$149,519	$(230,726)	$936,323	$—

	For the Year Ended December 31, 2018
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$2,172,290	$5,138,937	$5,353,090	$2,251,267	$1,076,709	$1,760,011	$17,752,304	$5,238,236
Transfers In / (Out) Due to Changes in Consolidation	928,217	770,677	(4,153,641)	—	—	1,065	(2,453,682)	(4,045,957)
Transfers In	—	154,255	1,000,000	—	—	38,782	1,193,037	—
Transfers Out	(52,568)	(1,030,072)	—	—	—	—	(1,082,640)	—
Asset Purchases / Debt Issuances	2,383,277	4,265,569	—	1,309,390	657,332	814,407	9,429,975	800,350
Sales / Paydowns	(142,067)	(1,932,299)	(31,280)	(545,686)	(141,806)	(350,484)	(3,143,622)	—
Settlements	—	(1,350)	—	—	—	—	(1,350)	(20,722)
Net Realized Gains (Losses)	41,614	(236,595)	13,000	55,966	(149,825)	20,745	(255,095)	—
Net Unrealized Gains (Losses)	797,820	(294,417)	(98,624)	87,017	60,612	(167,940)	384,468	(95,124)
Change in Other Comprehensive Income	—	(69,975)	—	—	—	—	(69,975)	—
Balance, End of Period	$6,128,583	$6,764,730	$2,082,545	$3,157,954	$1,503,022	$2,116,586	$21,753,420	$1,876,783

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$808,637	$(197,159)	$(98,624)	$68,215	$(86,009)	$(120,413)	$374,647	$(95,124)

Notes to Financial Statements (Continued)

Total realized and unrealized gains and losses recorded for Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations.
The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments that are measured and reported at fair value and categorized within Level III as of December 31, 2019:

	Fair Value December 31, 2019		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$9,871,682

Private Equity	$7,608,566		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.7%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	25.2%	0.0% - 75.0%	(4)
				Weight Ascribed to Discounted Cash Flow	60.0%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	14.8%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.7x	8.0x - 26.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	15.0x	8.7x - 23.9x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	9.5%	6.7% - 15.4%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	12.7x	6.0x - 15.0x	Increase

Growth Equity	$2,263,116		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	11.7%	10.0% - 40.0%	Decrease
				Weight Ascribed to Market Comparables	37.6%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	0.4%	0.0% - 37.5%	(5)
				Weight Ascribed to Milestones	62.0%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	60.8%	40.0% - 70.0%	Increase
				Downside	14.0%	5.0% - 45.0%	Decrease
				Upside	25.2%	5.0% - 45.0%	Increase

Credit	$9,217,759		Yield Analysis	Yield	6.3%	5.3% - 25.2%	Decrease
				Net Leverage	5.5x	1.2x - 14.1x	Decrease
				EBITDA Multiple	10.5x	0.2x - 27.4x	Increase

Real Assets	$3,567,944	(9)

Energy	$1,686,783		Discounted cash flow	Weighted Average Cost of Capital	11.6%	8.5% - 17.6%	Decrease
				Average Price Per BOE (8)	$38.73	$35.21 - $40.70	Increase

Real Estate	$1,671,221		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	33.9%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	66.1%	0.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	5.9%	4.9% - 11.0%	Decrease
			Discounted cash flow	Unlevered Discount Rate	7.6%	4.9% - 18.0%	Decrease

Equity Method - Other	$1,656,045		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.2%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	37.4%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	37.9%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	24.7%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.3x	8.0x - 17.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.3x	10.2x - 14.4x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	8.8%	5.6% - 13.1%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.5x	6.0x - 12.5x	Increase

Other Investments	$2,154,755	(10)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.5%	0.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	29.6%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	41.0%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	29.4%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.6x	1.8x - 27.4x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.3x	0.2x - 13.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	14.9%	7.7% - 43.8%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.7x	3.7x - 12.7x	Increase

Notes to Financial Statements (Continued)

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

(8)
The total energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent ("BOE"), is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 89% liquids and 11% natural gas.

(9)
Includes one Infrastructure investment for $209.9 million that was valued using a market comparables and discounted cash flow analysis; weights ascribed were 25% and 75%, respectively. The significant inputs used in the market comparables approach included the Forward EBITDA multiple 11.7x. The significant inputs used in the discounted cash flow approach included the weighted average cost of capital 7.0% and the enterprise value/LTM EBITDA exit multiple 10.0x.

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

Notes to Financial Statements (Continued)

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31, 2019	December 31, 2018
Assets
Private Equity	$—	$2,977
Credit	6,451,765	4,950,819
Investments of Consolidated CFEs	14,948,237	14,733,423
Real Assets	222,488	310,399
Equity Method - Other	1,934,555	1,792,190
Other Investments	395,637	235,012
Total	$23,952,682	$22,024,820

Liabilities
Debt Obligations of Consolidated CFEs	$14,658,137	$13,958,554
Total	$14,658,137	$13,958,554
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected for the years ended December 31, 2019, 2018 and 2017, respectively:

	For the Year Ended December 31, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$—	$194	$194
Credit	(67,279)	(203,666)	(270,945)
Investments of Consolidated CFEs	(57,230)	270,268	213,038
Real Assets	737	(2,038)	(1,301)
Equity Method - Other	17,373	157,291	174,664
Other Investments	2,652	(24,130)	(21,478)
Total	$(103,747)	$197,919	$94,172

Liabilities
Debt Obligations of Consolidated CFEs	$(2,368)	$(362,783)	$(365,151)
Total	$(2,368)	$(362,783)	$(365,151)

	For the Year Ended December 31, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$(4,907)	$5,355	$448
Credit	(245,737)	(148,150)	(393,887)
Investments of Consolidated CFEs	(83,719)	(452,331)	(536,050)
Real Assets	11,184	(11,446)	(262)
Equity Method - Other	(150,225)	16,916	(133,309)
Other Investments	(13,838)	(19,468)	(33,306)
Total	$(487,242)	$(609,124)	$(1,096,366)

Liabilities
Debt Obligations of Consolidated CFEs	$4,371	$521,101	$525,472
Total	$4,371	$521,101	$525,472

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2017
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$(1,386)	$38,791	$37,405
Credit	(464,512)	78,282	(386,230)
Investments of Consolidated CFEs	(97,129)	352	(96,777)
Real Assets	13,112	44,136	57,248
Equity Method - Other	18,883	(2,635)	16,248
Other	(32,217)	24,923	(7,294)
Total	$(563,249)	$183,849	$(379,400)

Liabilities
Debt Obligations of Consolidated CFEs	$83,146	$11,768	$94,914
Total	$83,146	$11,768	$94,914

Notes to Financial Statements (Continued)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF CLASS A COMMON STOCK

For the years ended December 31, 2019, 2018, and 2017, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of Class A common stock were calculated as follows:

	For the Years Ended December 31,
	2019	2018	2017
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$1,971,685	$1,097,699	$984,941
Excess of carrying value over consideration transferred on redemption of KFN 7.375% Series A LLC Preferred Shares	—	3,102	—
Net Income (Loss) Available to KKR & Co. Inc. Class A Common Stockholders	$1,971,685	$1,100,801	$984,941

Basic Net Income (Loss) Per Share of Class A Common Stock
Weighted Average Shares of Class A Common Stock Outstanding - Basic	545,096,999	514,102,571	468,282,642
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Basic	$3.62	$2.14	$2.10

Diluted Net Income (Loss) Per Share of Class A Common Stock
Weighted Average Shares of Class A Common Stock Outstanding - Basic	545,096,999	514,102,571	468,282,642
Weighted Average Unvested Shares of Class A Common Stock and Other Exchangeable Securities	12,590,513	19,604,468	38,006,329
Weighted Average Shares of Class A Common Stock Outstanding - Diluted	557,687,512	533,707,039	506,288,971
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted	$3.54	$2.06	$1.95
Weighted Average Shares of Class A Common Stock Outstanding - Diluted primarily includes unvested equity awards that have been granted under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") and the KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, the "Equity Incentive Plans"), as well as exchangeable equity securities issued in connection with the acquisition of Avoca. Vesting or exchanges of these equity interests dilute KKR & Co. Inc. and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR Group Partnerships.
For the years ended December 31, 2019, 2018, and 2017, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted since the exchange of these units would not dilute KKR's respective ownership interests in the KKR Group Partnerships.

	For the Years Ended December 31,
	2019	2018	2017
Weighted Average KKR Holdings Units	296,445,196	314,458,757	344,422,095

Additionally, for the years ended December 31, 2019, 2018 and 2017, 5.0 million shares of KKR Class A common stock subject to a market price-based vesting condition were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted since the vesting conditions have not been satisfied. See Note 12 "Equity Based Compensation."

Notes to Financial Statements (Continued)

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	December 31, 2019	December 31, 2018
Unsettled Investment Sales (1)	$86,033	$101,789
Receivables	26,893	27,258
Due from Broker (2)	65,154	396,512
Oil & Gas Assets, net (3)	215,243	225,256
Deferred Tax Assets, net	158,574	538,161
Interest Receivable	156,026	241,547
Fixed Assets, net (4)	633,025	451,206
Foreign Exchange Contracts and Options (5)	188,572	177,264
Goodwill (6)	83,500	83,500
Derivative Assets	23,139	40,995
Prepaid Taxes	84,462	69,165
Prepaid Expenses	14,596	23,551
Operating Lease Right of Use Assets (7)	121,101	—
Deferred Financing Costs	12,374	13,871
Other	139,544	146,617
Total	$2,008,236	$2,536,692

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization of $31.4 million, $22.3 million and $24.7 million for the years ended December 31, 2019, 2018, and 2017, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.

(4)
Net of accumulated depreciation and amortization of $132.7 million and $113.5 million as of December 31, 2019 and 2018, respectively. Depreciation and amortization expense of $17.7 million, $15.0 million and $15.3 million for the years ended December 31, 2019, 2018, and 2017, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.

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

(6)	As of December 31, 2019, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.

(7)
KKR’s non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. For the year ended December 31, 2019, the operating lease cost was $48.0 million.

Notes to Financial Statements (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2019	December 31, 2018
Amounts Payable to Carry Pool (1)	$1,448,879	$922,977
Unsettled Investment Purchases (2)	481,337	541,165
Securities Sold Short (3)	251,223	344,124
Derivative Liabilities	34,174	35,640
Accrued Compensation and Benefits	131,719	107,887
Interest Payable	234,165	212,969
Foreign Exchange Contracts and Options (4)	39,364	60,749
Accounts Payable and Accrued Expenses	118,454	130,554
Taxes Payable	32,682	24,453
Uncertain Tax Positions	65,716	66,775
Unfunded Revolver Commitments	75,842	52,066
Operating Lease Liabilities (5)	125,086	—
Other Liabilities	58,922	244,631
Total	$3,097,563	$2,743,990

(1)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

(5)
KKR’s operating leases have remaining lease terms that range from approximately one year to 14 years, some of which include options to extend the leases for up to three years. As of December 31, 2019, the weighted average remaining lease term and weighted average discount rate were 4.46 years and 2.53%, respectively.

Notes to Financial Statements (Continued)

9. VARIABLE INTEREST ENTITIES
Consolidated VIEs
KKR consolidates certain VIEs in which it is determined that KKR is the primary beneficiary as described in Note 2 "Summary of Significant Accounting Policies". The consolidated VIEs are predominately CFEs and certain investment funds sponsored by KKR.
The primary purpose of these VIEs is to provide strategy specific investment opportunities to earn investment gains, current income or both in exchange for management and performance based fees or carried interest. KKR's investment strategies differ for these VIEs; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR does not provide performance guarantees and has no other financial obligation to provide funding to these consolidated VIEs, beyond amounts previously committed, if any.
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR.
KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of December 31, 2019, KKR's commitments to these unconsolidated investment funds was $2.9 billion. KKR has not provided any financial support other than its obligated amount as of December 31, 2019.
As of December 31, 2019 and 2018, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	December 31, 2019	December 31, 2018
Investments	$5,329,368	$3,610,502
Due from (to) Affiliates, net	439,374	410,489
Maximum Exposure to Loss	$5,768,742	$4,020,991

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
In certain other cases, KKR has majority-owned consolidated investment vehicles that make investments and purchase other assets with borrowings that are collateralized only by the investments and assets they own.
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
KKR's borrowings consisted of the following:

	December 31, 2019				December 31, 2018
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	444,904	—	—		451,338	—	—
KCM Short-Term Credit Agreement	750,000	—	—		750,000	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (1)	—	—	—		—	498,975	523,500	(13)
KKR Issued 3.750% Notes Due 2029 (2)	—	493,962	533,505	(13)	—	—	—
KKR Issued 5.500% Notes Due 2043 (3)	—	492,175	613,415	(13)	—	491,836	508,615	(13)
KKR Issued 5.125% Notes Due 2044 (4)	—	991,106	1,186,670	(13)	—	990,740	974,320	(13)
KKR Issued 0.509% Notes Due 2023 (5)	—	228,280	228,026	(13)	—	226,895	227,298	(13)
KKR Issued 0.764% Notes Due 2025 (6)	—	45,255	45,856	(13)	—	44,923	45,161	(13)
KKR Issued 1.595% Notes Due 2038 (7)	—	93,325	98,524	(13)	—	92,817	94,568	(13)
KKR Issued 1.625% Notes Due 2029 (8)	—	718,478	758,903	(14)	—	—	—
KFN Issued 5.500% Notes Due 2032 (9)	—	494,054	504,807		—	493,568	496,359
KFN Issued 5.200% Notes Due 2033 (10)	—	118,411	117,834		—	118,291	115,582
KFN Issued 5.400% Notes Due 2033 (11)	—	68,774	70,059		—	68,683	68,780
KFN Issued Junior Subordinated Notes (12)	—	233,473	185,485		—	232,142	203,135
	2,194,904	3,977,293	4,343,084		2,201,338	3,258,870	3,257,318

Other Debt Obligations	3,865,495	23,035,991	23,035,991		3,840,877	19,082,322	19,082,322

	$6,060,399	$27,013,284	$27,379,075		$6,042,215	$22,341,192	$22,339,640

(1)
$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020. These senior notes were redeemed in full in July 2019. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $0.7 million as of December 31, 2018.

(2)
$500 million aggregate principal amount of 3.750% senior notes of KKR due 2029. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $4.7 million as of December 31, 2019.

(3)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $3.4 million and $3.6 million as of December 31, 2019 and 2018, respectively.

(4)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of (i) unamortized note discount (net of premium) and (ii) unamortized debt issuance costs of $7.7 million and $8.0 million as of December 31, 2019 and 2018, respectively.

Notes to Financial Statements (Continued)

(5)
¥25 billion (or $229.3 million) aggregate principal amount of 0.509% senior notes of KKR due 2023. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.0 million and $1.3 million as of December 31, 2019 and 2018, respectively. These senior notes are denominated in Japanese Yen ("JPY").

(6)
¥5.0 billion (or $45.9 million) aggregate principal amount of 0.764% senior notes of KKR due 2025. Borrowing outstanding is presented net of unamortized debt issuance costs of $0.6 million and $0.7 million as of December 31, 2019 and 2018, respectively. These senior notes are denominated in JPY.

(7)
¥10.3 billion (or $94.5 million) aggregate principal amount of 1.595% senior notes of KKR due 2038. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.1 million and $1.2 million as of December 31, 2019 and 2018, respectively. These senior notes are denominated in JPY.

(8)
€650 million (or $727.9 million) aggregate principal amount of 1.625% senior notes of KKR due 2029. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $6.3 million as of December 31, 2019. These senior notes are denominated in euro.

(9)
KKR consolidates KFN and thus reports KFN's outstanding $500.0 million aggregate principal amount of 5.500% senior notes due 2032. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $4.0 million and $4.4 million as of December 31, 2019 and 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(10)
KKR consolidates KFN and thus reports KFN's outstanding $120.0 million aggregate principal amount of 5.200% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.6 million and $1.7 million as of December 31, 2019 and 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(11)
KKR consolidates KFN and thus reports KFN's outstanding $70.0 million aggregate principal amount of 5.400% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.2 million and $1.3 million as of December 31, 2019 and 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(12)
KKR consolidates KFN and thus reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 4.4% and 5.0% and the weighted average years to maturity is 16.8 years and 17.8 years as of December 31, 2019 and 2018, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(13)	The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.

(14)	The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.

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

Notes to Financial Statements (Continued)

KCM Credit Agreement
KKR Capital Markets maintains a revolving credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business, which provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit.
On March 30, 2016, the KCM Credit Agreement was amended and restated to extend the maturity date from March 30, 2017 to March 30, 2021. If a borrowing is made on the KCM Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the loan is a Eurocurrency loan, it will be based on LIBOR plus the applicable margin which ranges initially between 1.25% and 2.50%, depending on the amount and nature of the loan. If the loan is an ABR Loan, it will be based on the prime rate plus the applicable margin which ranges initially between 0.25% and 1.50% depending on the amount and nature of the loan. Borrowings under this facility may only be used for KKR's capital markets business, and its only obligors are entities involved in KKR's capital markets business, and its liabilities are non-recourse to other parts of KKR's business. A facility fee ranging between 0.20% and 0.40% is also payable on the entire facility amount.

As of December 31, 2019 and 2018, no amounts were outstanding under the KCM Credit Agreement, however various letters of credit were outstanding in the amount of $55.1 million and $48.7 million, respectively, which reduce the overall borrowing capacity of the KCM Credit Agreement.
KCM Short-Term Credit Agreement
On June 27, 2019, KKR Capital Markets Holdings L.P. and certain other capital market subsidiaries of KKR & Co. Inc. (collectively, the “KCM Borrowers”) entered into a 364-day revolving credit agreement (the “KCM Revolver Agreement”) with the same financial institution that provides the KCM Credit Agreement, as administrative agent. The KCM Revolver Agreement provides for revolving borrowings of up to $750 million, expires on June 26, 2020, and ranks pari passu with the existing $500 million credit facility provided by them for KKR's capital markets business. The prior 364-day revolving credit agreement, dated as of June 28, 2018, expired according to its terms on June 27, 2019. Borrowings under the KCM Revolver Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR’s capital markets business. Obligations under the KCM Revolver Agreement are limited to the KCM Borrowers, which are solely entities involved in KKR’s capital markets business, and liabilities under the KCM Revolver Agreement are non-recourse to other parts of KKR.
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

Notes to Financial Statements (Continued)

KKR Issued 5.500% Notes Due 2043
On February 1, 2013, KKR Group Finance Co. II LLC, an indirect subsidiary of KKR & Co. Inc., issued $500 million aggregate principal amount of 5.50% Senior Notes due 2043 (the "2043 Senior Notes"). The 2043 Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance Co. II LLC and will mature on February 1, 2043, unless earlier redeemed or repurchased. The 2043 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. Inc. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.
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
KKR Issued 5.125% Notes Due 2044
On May 29, 2014, KKR Group Finance Co. III LLC, an indirect subsidiary of KKR & Co. Inc., issued $500 million aggregate principal amount of 5.125% Senior Notes due 2044 (the "2044 Senior Notes"). The 2044 Senior Notes are unsecured and unsubordinated obligations of the issuer and will mature on June 1, 2044, unless earlier redeemed or repurchased. The 2044 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. Inc. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.
The 2044 Senior Notes bear interest at a rate of 5.125% per annum, accruing from May 29, 2014. Interest is payable semi‑annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2014.
On March 18, 2015, KKR Group Finance Co. III LLC issued an additional $500 million aggregate principal amount of its 2044 Senior Notes. The 2044 Notes issued in March 2015 form a single series with the 2044 Notes issued in May 2014, and the terms are identical to each other except for the issue date, issue price, the first payment date, June 1, 2015, and the date from which interest begins to accrue for the 2044 Notes issued in March 2015.
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

Notes to Financial Statements (Continued)

KKR Issued 0.509% Senior Notes Due 2023, 0.764% Senior Notes Due 2025, and 1.595% Senior Notes Due 2038
On March 23, 2018, KKR Group Finance Co. IV LLC, an indirect subsidiary of KKR & Co. Inc., issued ¥40.3 billion aggregate principal amount of its (i) ¥25.0 billion 0.509% Senior Notes due 2023 (the "2023 Notes"), (ii) ¥5.0 billion 0.764% Senior Notes due 2025 (the "2025 Notes") and (iii) ¥10.3 billion 1.595% Senior Notes due 2038 (the "2038 Notes" and, together with the 2023 Notes and the 2025 Notes, the "JPY Notes"). The JPY Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. Inc. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the Guarantors.

The 2023 Notes bear interest at a rate of 0.509% per annum and will mature on March 23, 2023 unless earlier redeemed. The 2025 Notes bear interest at a rate of 0.764% per annum and will mature on March 21, 2025 unless earlier redeemed. The 2038 Notes bear interest at a rate of 1.595% per annum and will mature on March 23, 2038 unless earlier redeemed. Interest on the JPY Notes accrues from March 23, 2018 and is payable semiannually in arrears on March 23 and September 23 of each year, commencing on September 23, 2018 and ending on the applicable maturity date. The JPY Notes are unsecured and unsubordinated obligations of the issuer.

The indenture, as supplemented by the first supplemental indenture, related to the JPY Notes includes covenants, including limitations on the issuer's and the guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding JPY Notes may declare the JPY Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the JPY Notes and any accrued and unpaid interest on the JPY Notes automatically become due and payable. The issuer may redeem the JPY Notes at its option, in whole but not in part, at a redemption price equal to 100% of the principal amount of the JPY Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date fixed for redemption, at any time, in the event of certain changes affecting taxation as provided in the JPY Indenture.

KKR Issued 1.625% Senior Notes Due 2029
On May 22, 2019, KKR Group Finance Co. V LLC, an indirect subsidiary of KKR & Co. Inc., issued €650 million aggregate principal amount of its 1.625% Senior Notes due 2029 (the "2029 Senior Notes"). The 2029 Senior Notes are guaranteed by KKR & Co. Inc. and the KKR Group Partnership.

The 2029 Senior Notes bear interest at a rate of 1.625% per annum and will mature on May 22, 2029, unless earlier redeemed. Interest on the 2029 Senior Notes accrues from May 22, 2019 and is payable annually in arrears on May 22 of each year, commencing on May 22, 2020 and ending on the applicable maturity date. The 2029 Senior Notes are unsecured and unsubordinated obligations of the issuer. The 2029 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors. The guarantees are unsecured and unsubordinated obligations of the Guarantors.

The indenture, as supplemented by the first supplemental indenture, related to the 2029 Senior Notes includes covenants, including limitations on the issuer's and the Guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2029 Senior Notes may declare the 2029 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2029 Senior Notes and any accrued and unpaid interest on the 2029 Senior Notes automatically become due and payable. Prior to February 22, 2029, the issuer may redeem the 2029 Senior Notes at its option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2029 Senior Notes. On or after February 22, 2029, the issuer may redeem the 2029 Senior Notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2029 Senior Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date of redemption. If a change of control repurchase event occurs, the 2029 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principle amount of the 2029 Senior Notes repurchased plus any accrued and unpaid interest on the 2029 Senior Notes repurchased to, but not including, the date of repurchase. In the event of certain changes affecting taxation as provided in the 2029 Senior Notes, the issuer may redeem the 2029 Senior Notes in whole but not in part, at any time at 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Notes to Financial Statements (Continued)

KKR Issued 3.750% Senior Notes Due 2029
On July 1, 2019, KKR Group Finance Co. VI LLC, an indirect subsidiary of KKR & Co. Inc., issued $500 million aggregate principal amount of its 3.750% Senior Notes due 2029 (the "KKR 3.750% Senior Notes"). The KKR 3.750% Senior Notes are guaranteed by the Guarantors.
The KKR 3.750% Senior Notes bear interest at a rate of 3.750% per annum and will mature on July 1, 2029, unless earlier redeemed. Interest on the KKR 3.750% Senior Notes accrues from July 1, 2019 and is payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2020 and ending on the maturity date. The KKR 3.750% Senior Notes are unsecured and unsubordinated obligations of the issuer. The KKR 3.750% Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors. The guarantees are unsecured and unsubordinated obligations of the Guarantors.
The Indenture includes covenants, including limitations on the issuer's and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The Indenture also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding KKR 3.750% Senior Notes may declare the KKR 3.750% Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the KKR 3.750% Senior Notes and any accrued and unpaid interest on the KKR 3.750% Senior Notes automatically become due and payable. Prior to April 1, 2029, all or a portion of the KKR 3.750% Senior Notes may be redeemed at the issuer’s option in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the KKR 3.750% Senior Notes. On or after April 1, 2029, the issuer may redeem the KKR 3.750% Senior Notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the KKR 3.750% Senior Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date of redemption. If a change of control repurchase event occurs, the KKR 3.750% Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the KKR 3.750% Senior Notes repurchased plus any accrued and unpaid interest on the KKR 3.750% Senior Notes repurchased to, but not including, the date of repurchase.

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

Notes to Financial Statements (Continued)

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
KFN Issued 5.400% Notes Due 2033

On May 23, 2018, KFN issued $70.0 million aggregate principal amount of 5.400% Senior Notes due 2033 (the "KFN 5.400% Senior Notes"). The KFN 5.400% Senior Notes are unsecured and unsubordinated obligations of KFN, which do not provide for recourse to KKR beyond the assets of KFN. The KFN 5.400% Senior Notes are not guaranteed by KKR & Co. Inc. or the KKR Group Partnerships. The KFN 5.400% Senior Notes will mature on May 23, 2033, unless earlier redeemed or repurchased. The KFN 5.400%Senior Notes bear interest at a rate of 5.400% per annum, accruing from May 23, 2018. Interest is payable semi-annually in arrears on May 23 and November 23 of each year.

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

Notes to Financial Statements (Continued)

KFN Issued Junior Subordinated Notes
KFN established six 30-year trusts between 2006 and 2007 for the sole purpose of issuing trust preferred securities. These trusts issued preferred securities to unaffiliated investors and common securities to KFN. The combined proceeds were invested by the trusts in junior subordinated notes issued by KFN. The junior subordinated notes are the sole assets of the trusts and mature between 2036 and 2037. Interest is payable on the junior subordinated notes quarterly and based on the associated trust ranges from between LIBOR plus 2.25% and LIBOR plus 2.65%. KFN may redeem the junior subordinated notes, in whole or in part, at any time, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.

Other Debt Obligations
As of December 31, 2019, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other	$3,865,495	$8,377,854	$8,377,854	4.0%	4.4
Debt Obligations of Consolidated CLOs	—	14,658,137	14,658,137	(1)	11.0
	$3,865,495	$23,035,991	$23,035,991

(1)
The senior notes of the consolidated CLOs had a weighted average interest rate of 3.0%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

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

In certain other cases, investments and other assets held directly by majority-owned consolidated investment vehicles have been funded with borrowings that are collateralized by the investments and assets they own. These borrowings are non-recourse to KKR beyond the investments and assets serving as collateral. Such borrowings have varying maturities and generally bear interest at fixed rates.

Debt Obligations of Consolidated CLOs
Debt obligations of consolidated CLOs consist of debt securities to third-party investors issued by the consolidated CLOs. CLO debt obligations are carried at fair value and are classified as Level II within the fair value hierarchy. See Note 5 "Fair Value Measurements."

Debt Obligations of Consolidated CMBS
During the year ended December 31, 2019, the controlling financial interest in a CMBS vehicle was sold by KKR resulting in the deconsolidation of that CMBS vehicle. For the year ended December 31, 2018, CMBS debt obligations are carried at fair value and are classified as Level III within the fair value hierarchy. See Note 5 "Fair Value Measurements."

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of December 31, 2019, the fair value of the consolidated CFE assets was $15.7 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

Notes to Financial Statements (Continued)

Debt Covenants
Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of December 31, 2019. KKR is in compliance with its debt covenants in all material respects as of December 31, 2019.

Scheduled principal payments for debt obligations at December 31, 2019 are as follows:
	Revolving Credit Facilities	Notes Issued	Other Debt Obligations	Total
2020	$—	$—	$1,053,418	$1,053,418
2021	—	—	2,458,087	2,458,087
2022	—	—	1,389,542	1,389,542
2023	—	229,250	1,408,859	1,638,109
2024	—	—	267,616	267,616
Thereafter	—	3,816,727	16,528,211	20,344,938
	$—	$4,045,977	$23,105,733	$27,151,710

Notes to Financial Statements (Continued)

11. INCOME TAXES
The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2019	2018	2017
Current
Federal Income Tax	$56,046	$105,245	$(34,611)
State and Local Income Tax	10,925	16,997	5,229
Foreign Income Tax (1)	38,238	41,716	79,371
Subtotal	105,209	163,958	49,989
Deferred
Federal Income Tax	428,110	(300,536)	178,449
State and Local Income Tax	49,148	(52,240)	(424)
Foreign Income Tax (1)	(53,717)	(5,280)	(3,688)
Subtotal	423,541	(358,056)	174,337
Total Income Taxes	$528,750	$(194,098)	$224,326

(1)
The foreign income tax provision was calculated on $126.0 million, $141.0 million, and $171.6 million of pre-tax income generated in foreign jurisdictions in the years 2019, 2018, and 2017, respectively.

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
Prior to the Conversion on July 1, 2018, KKR & Co. L.P.’s investment income and carried interest generally were not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by KKR & Co. Inc. is subject to U.S. corporate income taxes, which we believe will result in an overall higher income tax expense (or benefit) when compared to periods prior to the Conversion.

The Conversion resulted in KKR obtaining a partial step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. KKR's overall tax provision is based on, among other things, the amount of such partial step-up in tax basis that is derived from an analysis of the basis of its former unitholders in their ownership of KKR common units at June 30, 2018. On the date of the Conversion, based on the information available to KKR at that time, KKR recorded an estimated net tax benefit and estimated net deferred tax asset of $257.1 million relating to this partial step-up in tax basis. Upon analysis of the basis of KKR's former unitholders in their ownership of KKR common units at June 30, 2018, based on the additional information made available to KKR after December 31, 2018, the final determination of the amount of partial step-up in tax basis resulted in an additional tax benefit of approximately $45.0 million during 2019.

Notes to Financial Statements (Continued)

The following table reconciles the U.S. Federal Statutory Tax Rate to the Effective Income Tax Rate:

	For the Years Ended December 31,
	2019	2018	2017
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%	35.00%
Income not attributable to KKR & Co. Inc. (1)	(10.57)%	(20.13)%	(38.64)%
Foreign Income Taxes	(0.28)%	1.66%	2.62%
State and Local Income Taxes	0.85%	(0.16)%	0.05%
Compensation Charges Borne by KKR Holdings	2.75%	1.69%	6.29%
Conversion Benefit	(0.90)%	(11.19)%	—%
Change in Valuation Allowance	—%	(0.53)%	—%
Impact of the 2017 Tax Act	—%	—%	3.52%
Other	(2.62)%	(0.94)%	(0.78)%
Effective Income Tax Rate	10.23%	(8.60)%	8.06%

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

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31, 2019	December 31, 2018
Deferred Tax Assets
Fund Management Fee Credits & Refunds	$65,168	$60,740
Equity Based Compensation	28,731	21,949
KKR Holdings Unit Exchanges (1)	152,759	127,275
Depreciation and Amortization (2)	300,851	293,481
Operating Lease Deferred Liability	19,152	—
Investment Basis Differences / Net Unrealized Gains & Losses (2)	—	16,613
Net Operating Loss Carryforwards	13,381	3,607
Other	11,732	14,496
Total Deferred Tax Assets before Valuation Allowance	591,774	538,161
Valuation Allowance	—	—
Total Deferred Tax Assets	591,774	538,161
Deferred Tax Liabilities
Investment Basis Differences / Net Unrealized Gains & Losses (2)	414,048	—
Operating Lease Right-of-Use Asset	19,152	—
Total Deferred Tax Liabilities	433,200	—
Total Deferred Taxes, Net	$158,574	$538,161

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

Future realization of the above deferred tax assets is dependent on KKR generating sufficient taxable income within the period of time that the tax benefits are expected to reverse. KKR considers projections of taxable income in evaluating its ability to utilize those deferred tax assets. In projecting its taxable income, KKR begins with historical results and incorporates assumptions concerning the amount and timing of future pretax operating income. Those assumptions require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business. KKR has determined that it is

Notes to Financial Statements (Continued)

more likely than not that all deferred tax assets will be realized and that a valuation allowance is not needed as of December 31, 2019 and 2018.
As of December 31, 2019, KKR has a cumulative state and local NOL carryforward of $162.2 million that will begin to expire in 2036. KKR has elected to treat taxes paid in foreign jurisdictions as a deduction in lieu of a Foreign Tax Credit (“FTC”), because of U.S. federal limitations on FTC utilization.
Tax Contingencies
KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2019, tax returns of KKR and its predecessor entities for the years 2016 through 2018 for U.S. federal purposes and 2011 through 2018 for state and local tax purposes are open under general statute of limitations provisions and therefore subject to examination.
At December 31, 2019, 2018 and 2017, KKR's unrecognized tax benefits relating to uncertain tax positions, excluding related interest and penalties, consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
Unrecognized Tax Benefits, beginning of period	$53,598	$48,170	$43,996
Gross increases in tax positions in prior periods	—	—	—
Gross decreases in tax positions in prior periods	(2,443)	—	—
Gross increases in tax positions in current period	4,107	5,542	4,406
Lapse of statute of limitations	(1,890)	(114)	(232)
Unrecognized Tax Benefits, end of period	$53,372	$53,598	$48,170

If the above tax benefits were recognized it would reduce the effective income tax rate. KKR believes that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date.
The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expenses and Other Liabilities. KKR recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits, KKR had a net reversal of accrued penalties of $(0.4) million and interest of $(0.4) million during 2019 and in total, as of December 31, 2019, recognized a liability for penalties of $2.2 million and interest of $10.2 million. During 2018, penalties of $0.3 million and interest of $2.6 million were accrued and in total, as of December 31, 2018, recognized a liability for penalties of $2.6 million and interest of $10.6 million.

Notes to Financial Statements (Continued)

12. EQUITY BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation for the years ended December 31, 2019, 2018 and 2017, respectively.

	For the Years Ended December 31,
	2019	2018	2017
Equity Incentive Plans	$207,789	$242,811	$204,308
KKR Holdings Principal Awards	91,123	104,625	143,204
Total (1)	$298,912	$347,436	$347,512

(1)
Includes $1.4 million, $11.7 million and $11.2 million of equity based compensation for the years ended December 31, 2019, 2018, and 2017 respectively, related to employees of equity method investees. Such amounts are included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

Equity Incentive Plans
On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR will not make any further grants under the 2010 Equity Incentive Plan, and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity-based awards. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. There are no significant differences in the expense recognition between the 2010 Equity Incentive Plan and the 2019 Equity Incentive Plan.
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
The following table presents information regarding the discount for the lack of participation rights in the expected dividends by grant date:

Date of Grant	Discount per share (1)
January 1, 2016 to December 31, 2016	$0.64
January 1, 2017 to December 31, 2017	$0.68
January 1, 2018 to June 30, 2018	$0.68
July 1, 2018 to December 31, 2019	$0.50

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

In addition, the grant date fair value assumes that holders of the Market Condition Awards will not participate in dividends until such awards have met their vesting requirements. Compensation expense is recognized over the Derived Vesting Period, which was estimated to be 3 years from the date of grant, on a straight-line basis. As of December 31, 2019, there was approximately $5.6 million of estimated unrecognized compensation expense related to unvested Market Condition Awards and such awards did not meet their market-price based vesting condition.
As of December 31, 2019, there was approximately $295.9 million of total estimated unrecognized expense related to unvested awards, including Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2020	$162.8
2021	86.4
2022	36.9
2023	7.8
2024	1.7
2025	0.3
Total	$295.9

Notes to Financial Statements (Continued)

A summary of the status of unvested awards granted under the Equity Incentive Plans, excluding Market Condition Awards as described above, from January 1, 2019 through December 31, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	33,400,183	$16.23
Granted	4,742,836	25.98
Vested	(13,816,158)	15.79
Forfeitures	(1,629,216)	17.23
Balance, December 31, 2019	22,697,645	$18.46

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.2 years.
A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plans is presented below:

Vesting Date	Shares
April 1, 2020	6,897,566
October 1, 2020	4,161,077
April 1, 2021	4,765,284
October 1, 2021	2,611,618
April 1, 2022	1,665,568
October 1, 2022	1,309,649
April 1, 2023	841,805
October 1, 2023	130,649
April 1, 2024	182,585
October 1, 2024	5,133
April 1, 2025	126,711
22,697,645

KKR Holdings Awards
KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into Class A common stock of KKR & Co. Inc. on a one-for-one basis. As of December 31, 2019 and 2018, KKR Holdings owned approximately 34.1% or 290,381,345 units and 35.9% or 299,081,239 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. All of the KKR Holdings units (except for less than 1.0% of the outstanding KKR Holdings units) have been granted as of December 31, 2019, and certain Holdings units remain subject to vesting.
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
As of December 31, 2019, there was approximately $153.3 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2020	$82.0
2021	45.7
2022	25.6
Total	$153.3

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2019 through December 31, 2019 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	24,123,993	$14.42
Granted	—	—
Vested	(6,162,014)	14.86
Forfeitures	(1,392,500)	12.25
Balance, December 31, 2019	16,569,479	$14.43

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.5 years.
A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
April 1, 2020	124,479
May 1, 2020	3,085,000
October 1, 2020	2,940,000
May 1, 2021	3,085,000
October 1, 2021	3,425,000
October 1, 2022	3,910,000
16,569,479

Notes to Financial Statements (Continued)

13. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	December 31, 2019	December 31, 2018
Amounts due from portfolio companies	$120,391	$82,204
Amounts due from unconsolidated investment funds	594,184	568,211
Amounts due from related entities	2,824	6,774
Due from Affiliates	$717,399	$657,189
Due to Affiliates consists of:

	December 31, 2019	December 31, 2018
Amounts due to KKR Holdings in connection with the tax receivable agreement	$131,288	$117,862
Amounts due to unconsolidated investment funds	154,810	157,722
Due to Affiliates	$286,098	$275,584

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

Effective July 1, 2018, we amended the tax receivable agreement to reflect the Conversion. The amendment also provides that, in the event the maximum U.S. federal corporate income tax rate is increased to a rate higher than 21.0% within the five-year period following the Conversion, for exchanges pursuant to the exchange agreement that take place within that five-year period (other than exchanges following the death of an individual), payments of cash tax savings realized as a result of such exchanges shall be calculated by applying a U.S. federal corporate income tax rate not to exceed 21.0%. The amendment also clarifies that the tax benefit payments with respect to exchanges completed at any time prior to the Conversion will be

Notes to Financial Statements (Continued)

calculated without taking into account the step-up in tax basis in our underlying assets that we generated in 2018 as a result of the Conversion.

For the year ended December 31, 2019, cash payments that have been made under the tax receivable agreement were $11.8 million. For the years ended December 31, 2018 and 2017, no cash payments have been made under the tax receivable agreement. KKR expects its intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of December 31, 2019, $6.3 million of cumulative income tax savings have been realized.

Discretionary Investments

Certain of KKR's current and former employees and other qualifying personnel are permitted to invest, and have invested, their own capital in KKR's funds, in side-by-side investments with these funds and the firm, as well as in funds managed by its strategic manager partnerships. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or the firm, except that the side-by-side investments do not subject the investor to management fees or a carried interest. The cash contributed by these individuals aggregated $433.0 million, $415.0 million, and $505.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Aircraft and Other Services
Certain of the senior employees own aircraft that KKR uses for business purposes in the ordinary course of its operations. These senior employees paid for the purchase of these aircraft with personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $3.8 million, $3.6 million, and $3.9 million for the use of these aircraft for the years ended December 31, 2019, 2018 and 2017, respectively.
Facilities
Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior employees who are not executive officers of KKR, are partners in a real-estate based partnership that maintains an ownership interest in KKR's Menlo Park location. Payments made to this partnership were $8.1 million, $7.9 million, and $7.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
14. SEGMENT REPORTING
KKR operates through one operating and reportable segment. This single reportable segment reflects how the chief operating decision makers allocate resources and assess performance under KKR's "one-firm approach," which includes operating collaboratively across business lines, with predominantly a single expense pool.
15. EQUITY
Stockholders' Equity
Class A, Class B and Class C Common Stock
Class A common stock is entitled to vote as provided by our certificate of incorporation, Delaware law and the rules of the NYSE. Class B common stock is entitled to vote on any other matter that is submitted to a vote of the stockholders. For matters on which our Class A common stock is entitled to vote, so long as the ratio at which KKR Group Partnership Units are exchangeable for Class A common stock remains on a one-for-one basis, Class C common stock will vote together with Class A common stock as a single class and on an equivalent basis unless required otherwise by Delaware law, except Class C common stock will vote separately as a class on any amendment to the certificate of incorporation that changes certain terms, rights or preferences of Class C common stock.

The holder of Class B common stock and holders of Class C common stock do not have any economic rights to receive dividends or receive distributions upon the dissolution, liquidation or winding up of KKR. Class A common stock, Class B common stock and Class C common stock are not entitled to preemptive rights, and, except in the case of impermissible transfers of the Class B common stock, which would result in KKR’s redemption of such Class B common stock, are not subject to conversion, redemption or sinking fund provisions.

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

Share Repurchase Program
In the first quarter of 2019, KKR increased the available amount under its repurchase program to $500 million, which may be used for the repurchase of its shares of Class A common stock of KKR & Co. Inc. and retirement of equity awards granted pursuant to the Equity Incentive Plans. Under this repurchase program, shares of Class A common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of Class A common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive Class A common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of Class A common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time.
The following table presents KKR & Co. Inc. Class A common stock that has been repurchased or equity awards retired under the repurchase program:

	For the Years Ended December 31,
	2019	2018	2017
Shares of Class A common stock repurchased	2,859,452	7,540,551	—
Equity Awards for Class A common stock retired (1)	3,670,019	1,675,306	—

(1)	Amounts exclude retirements of equity awards prior to May 3, 2018, the date on which retirements of equity awards became included under the repurchase program.

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
The following tables present the calculation of total noncontrolling interests:

	For the Year Ended December 31, 2019
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$10,984,910	$4,625,448	$15,610,358
Net income (loss) attributable to noncontrolling interests (1)	1,264,820	1,369,671	2,634,491
Other comprehensive income (loss), net of tax (2)	(1,803)	(537)	(2,340)
Exchange of KKR Holdings Units to Class A Common Stock (3)	—	(161,825)	(161,825)
Equity-based and other non-cash compensation	—	91,297	91,297
Capital contributions	4,668,114	1,642	4,669,756
Capital distributions	(2,972,914)	(197,062)	(3,169,976)
Changes in consolidation	23,123	—	23,123
Balance at the end of the period	$13,966,250	$5,728,634	$19,694,884

	For the Year Ended December 31, 2018
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$8,072,849	$4,793,475	$12,866,324
Net income (loss) attributable to noncontrolling interests (1)	796,183	561,052	1,357,235
Other comprehensive income (loss), net of tax (2)	(18,512)	(12,559)	(31,071)
Exchange of KKR Holdings Units to Class A Common Stock and Other (3)	(52,585)	(567,309)	(619,894)
Equity-based and other non-cash compensation	—	100,632	100,632
Capital contributions	4,357,219	2,396	4,359,615
Capital distributions	(2,763,416)	(252,239)	(3,015,655)
Changes in consolidation	593,172	—	593,172
Balance at the end of the period	$10,984,910	$4,625,448	$15,610,358

	For the Year Ended December 31, 2017
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$6,252,565	$4,293,337	$10,545,902
Net income (loss) attributable to noncontrolling interests (1)	676,744	791,021	1,467,765
Other comprehensive income (loss), net of tax (2)	9,192	21,904	31,096
Exchange of KKR Holdings Units to Class A Common Stock and Other (3)	(50,120)	(238,941)	(289,061)
Equity-based and other non-cash compensation	—	141,727	141,727
Capital contributions	3,116,889	3,028	3,119,917
Capital distributions	(1,890,232)	(235,610)	(2,125,842)
Changes in consolidation	(1,682)	—	(1,682)
Transfers of interests under common control and Other	(40,507)	17,009	(23,498)
Balance at the end of the period	$8,072,849	$4,793,475	$12,866,324

Notes to Financial Statements (Continued)

(1)	Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(2)
With respect to noncontrolling interests held by KKR Holdings, calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

(3)
For the year ended December 31, 2019, calculated based on the proportion of KKR Holdings units exchanged for KKR & Co. Inc. Class A common stock. For the years ended December 31, 2018 and 2017, calculated based on the proportion of KKR Holdings units and other exchangeable securities exchanged for KKR & Co. Inc. Class A common stock. The exchange agreement with KKR Holdings provides for the exchange of KKR Group Partnership Units held by KKR Holdings for KKR & Co. Inc. Class A common stock.

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
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	For the Years Ended December 31,
	2019	2018	2017
Net income (loss)	$4,639,540	$2,450,946	$2,560,042
(-) Net income (loss) attributable to Redeemable Noncontrolling Interests	—	(37,352)	73,972
(-) Net income (loss) attributable to Noncontrolling Interests in consolidated entities	1,264,820	796,183	676,744
(-) Preferred Stock Dividends	33,364	33,364	33,364
(+) Income tax expense (benefit) attributable to KKR & Co. Inc.	539,466	(229,232)	150,812
(-) Gain from remeasurement of tax receivable agreement liability attributable to KKR & Co. Inc.(1)	—	—	67,221
Net income (loss) attributable to KKR & Co. Inc. Class A Common Stockholders and KKR Holdings	$3,880,822	$1,429,519	$1,859,553

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$1,369,671	$561,052	$791,021

(1)	Represents the impacts of the remeasurement of the tax receivable agreement which arises from changes in the associated deferred tax balance, including the impacts related to the 2017 Tax Act.
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

Notes to Financial Statements (Continued)

The following table presents the rollforward of Redeemable Noncontrolling Interests:

	For the Years Ended December 31,
	2019	2018	2017
Balance at the beginning of the period	$1,122,641	$610,540	$632,348
Net income (loss) attributable to Redeemable Noncontrolling Interests	—	(37,352)	73,972
Capital contributions	—	565,553	220,167
Capital distributions	—	(16,100)	(890)
Changes in consolidation	(1,122,641)	—	(315,057)
Balance at the end of the period	$—	$1,122,641	$610,540

16. COMMITMENTS AND CONTINGENCIES
Funding Commitments
As of December 31, 2019, KKR had unfunded commitments consisting of $5,241.2 million to its active investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets business line. As of December 31, 2019, these commitments amounted to $0.8 million and $1,089.4 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. The unfunded commitments shown for KKR's Capital Markets business line are shown without reflecting arrangements that may reduce the actual amount of contractual commitments shown. KKR's capital markets business has an arrangement with a third party, which reduces its risk when underwriting certain debt transactions, and thus our unfunded commitments as of December 31, 2019 are reduced to reflect the amount to be funded by such third party. In the case of purchases of investments or assets in KKR's Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
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
As of December 31, 2019, the approximate aggregate future lease payments required on the operating leases are as follows:

2020	$52,811
2021	24,954
2022	20,720
2023	14,570
2024	4,491
Thereafter	14,762
Total lease payments required	132,308
Less: Imputed Interest	(7,222)
Total operating lease liabilities	$125,086

As of December 31, 2019, KKR has an additional operating lease for office space that has not yet commenced with future lease payments of approximately £66.9 million (or $88.9 million) over a lease term of 15 years. This operating lease is denominated in Pound Sterling.

Notes to Financial Statements (Continued)

Contingent Repayment Guarantees
The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of December 31, 2019, $36.9 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2019 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $2.5 billion. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.
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
In December 2017, KKR & Co. L.P. and its Co-Chief Executive Officers were named as defendants in a lawsuit pending in Kentucky state court alleging, among other things, the violation of fiduciary and other duties in connection with certain separately managed accounts that Prisma Capital Partners LP, a former subsidiary of KKR, manages for the Kentucky Retirement Systems. Also named as defendants in the lawsuit are certain current and former trustees and officers of the Kentucky Retirement Systems, Prisma Capital Partners LP, and various other service providers to the Kentucky Retirement Systems and their related persons. KKR and other defendants’ motions to dismiss were denied by the trial court in November 2018, but in April 2019 the Kentucky Court of Appeals vacated the trial court's opinion and order denying the motions to dismiss the case for lack of standing. The decision of the Court of Appeals has been appealed by plaintiffs to the Supreme Court of Kentucky, whose decision is pending.
KKR currently is and expects to continue to become, from time to time, subject to examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to the SEC,

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended,
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Statement of Operations Data:
Total Revenues	$1,187,480	$1,179,864	$790,485	$1,063,071
Total Expenses	728,767	808,811	619,533	751,320
Total Investment Income (Loss)	1,335,926	1,156,076	218,792	1,145,027
Income (Loss) Before Taxes	1,794,639	1,527,129	389,744	1,456,778
Income Tax Expense / (Benefit)	167,593	165,399	53,132	142,626
Net Income (Loss)	1,627,046	1,361,730	336,612	1,314,152
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	—	—	—
Net Income (Loss) Attributable to Noncontrolling Interests	917,727	838,996	87,058	790,710
Net Income (Loss) Attributable to KKR & Co. Inc.	709,319	522,734	249,554	523,442
Series A Preferred Stock Dividends	5,822	5,822	5,822	5,822
Series B Preferred Stock Dividends	2,519	2,519	2,519	2,519
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$700,978	$514,393	$241,213	$515,101
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock
Basic	$1.31	$0.94	$0.44	$0.93
Diluted	$1.27	$0.93	$0.43	$0.91
Weighted Average Shares of Class A Common Stock Outstanding
Basic	533,892,474	544,528,863	546,336,936	555,379,973
Diluted	550,046,440	554,643,810	559,532,065	566,277,984

	For the Three Months Ended,
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Statement of Operations Data:
Total Revenues	$472,606	$971,620	$1,129,666	$(178,056)
Total Expenses	436,601	675,050	740,090	237,736
Total Investment Income (Loss)	584,530	1,330,786	833,288	(798,115)
Income (Loss) Before Taxes	620,535	1,627,356	1,222,864	(1,213,907)
Income Tax Expense / (Benefit)	17,641	60,960	(129,405)	(143,294)
Net Income (Loss)	602,894	1,566,396	1,352,269	(1,070,613)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	25,674	(18,016)	12,236	(57,246)
Net Income (Loss) Attributable to Noncontrolling Interests	398,777	895,690	691,494	(628,726)
Net Income (Loss) Attributable to KKR & Co. Inc.	178,443	688,722	648,539	(384,641)
Series A Preferred Stock Dividends	5,822	5,822	5,822	5,822
Series B Preferred Stock Dividends	2,519	2,519	2,519	2,519
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$170,102	$680,381	$640,198	$(392,982)
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock
Basic	$0.36	$1.33	$1.22	$(0.74)
Diluted	$0.32	$1.24	$1.17	$(0.74)
Weighted Average Shares of Class A Common Stock Outstanding
Basic	487,704,838	510,586,631	525,240,214	532,266,521
Diluted	535,918,274	548,745,498	545,672,953	532,266,521

Notes to Financial Statements (Continued)

18. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.125 per share of Class A common stock of KKR & Co. Inc. was announced on January 31, 2020, and will be paid on February 25, 2020 to Class A common stockholders of record as of the close of business on February 10, 2020. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnership.
Preferred Stock Dividend
A dividend of $0.421875 per share of Series A Preferred Stock has been declared as announced on January 31, 2020 and set aside for payment on March 16, 2020 to holders of record of Series A Preferred Stock as of the close of business on March 1, 2020.
A dividend of $0.406250 per share of Series B Preferred Stock has been declared as announced on January 31, 2020 and set aside for payment on March 16, 2020 to holders of record of Series B Preferred Stock as of the close of business on March 1, 2020.

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

 We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued its attestation report on our internal control over financial reporting, which is included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B. OTHER INFORMATION
Restricted Holdings Units
On February 13, 2020, we adopted a new form of equity award under the 2019 Equity Incentive Plan called restricted holdings units. Restricted holdings units will be granted under the 2019 Equity Incentive Plan, and the number of shares of Class A common stock in respect of such awards is subject to the overall limitation on the number of shares of Class A common stock that may be awarded under the 2019 Equity Incentive Plan. The form of restricted holdings units was approved by a committee of independent directors of our Board of Directors. In general, restricted holdings units are subject to vesting conditions. Following vesting, certain restricted holdings units may also be subject to additional restrictions, including transfer restrictions or minimum retained ownership requirements.
Restricted holdings units provide the holder the ability, after vesting and the satisfaction of certain other conditions, to exchange them for KKR Group Partnership Units and then for shares of Class A Common Stock on a one-for-one basis (or at the discretion of KKR, cash in an amount equal to the fair market value of the shares of Class A common stock that would otherwise be deliverable in such exchange). There is no tax receivable agreement in place for such exchange of restricted holdings units granted under the 2019 Equity Incentive Plan, and therefore KKR will receive 100% of any tax benefits arising from the exchange of restricted holdings units granted under that plan.
Prior to vesting, restricted holdings units will not be entitled to any distributions. As of the date of this report, no restricted holdings units have been issued.
Annual Meeting of Stockholders
KKR will hold its 2020 annual meeting of stockholders (the "Annual Meeting") at 9:00 a.m., Eastern Time, on Wednesday, April 22, 2020, at the offices of Simpson Thacher & Bartlett LLP, 425 Lexington Avenue, New York, New York 10017. The close of business on March 16, 2020 has been set as the record date for the Annual Meeting (the "Record Date"). Stockholders as of the close of business on the Record Date may attend the Annual Meeting if they bring valid government-issued photo identification and proof of stock ownership.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table presents certain information concerning our board of directors and executive officers.

Name	Age	Position(s)
Henry R. Kravis	76	Co-Chief Executive Officer, Co-Chairman and Director
George R. Roberts	76	Co-Chief Executive Officer, Co-Chairman and Director
Joseph Y. Bae	48	Co-President, Co-Chief Operating Officer and Director
Scott C. Nuttall	47	Co-President, Co-Chief Operating Officer and Director
Mary N. Dillon	58	Director
David C. Drummond	56	Director
Joseph A. Grundfest	68	Director
John B. Hess	65	Director
Xavier B. Niel	62	Director
Patricia F. Russo	67	Director
Thomas M. Schoewe	67	Director
Robert W. Scully	70	Director
Robert H. Lewin	40	Chief Financial Officer
David J. Sorkin	60	General Counsel and Secretary

Henry R. Kravis co-founded KKR in 1976 and is our Co-Chairman and Co-Chief Executive Officer. He is actively involved in managing the firm and serves on each of the regional Private Equity Investment Committees. Mr. Kravis serves as a director, chairman emeritus, or trustee of several cultural, professional, and educational institutions, including The Business Council (former chairman), Claremont McKenna College, Columbia Business School (co-chairman), Mount Sinai Hospital, the Partnership for New York City (former chairman), the Partnership Fund for New York City (founder), Rockefeller University (vice chairman), Sponsors for Educational Opportunity (chairman), ICONIQ Capital, LLC and the Tsinghua School of Economics and Management in China. He earned a B.A. from Claremont McKenna College in 1967 and an M.B.A. from Columbia Business School in 1969. Mr. Kravis has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our co-founder and Co-Chief Executive Officer, Mr. Kravis has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Kravis and Mr. Roberts are first cousins.

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

Scott C. Nuttall joined KKR in 1996 and is our Co-President and Co-Chief Operating Officer. Mr. Nuttall has been a member of the board of directors since July 16, 2017. Prior to July 2017, when he was promoted to his current position, he was the head of KKR's global capital and asset management group, where he was responsible for overseeing KKR's Public Markets and distribution businesses, which include credit, capital markets, hedge funds and its Client and Partner Group. Mr. Nuttall also serves on KKR's balance sheet committee and the firm's Inclusion and Diversity Council. He is currently a member of the board of directors of Fiserv, Inc. Prior to joining KKR, he was with the Blackstone Group where he was involved in numerous merchant banking and merger and acquisition transactions. He received a B.S., summa cum laude, from the University of Pennsylvania. He has served on the board of various non-profit institutions with a particular focus on education, most recently as co-chairman of Teach for America - New York. Mr. Nuttall's intimate knowledge of KKR's business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to the board of directors.

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

David C. Drummond has been a member of the board of directors since March 14, 2014. Mr. Drummond has served as the senior vice president, corporate development of Alphabet Inc. (and its predecessor Google Inc.) since January 2006, as its chief legal officer since December 2006 and as its secretary since 2002, each until his retirement in January 2020. Previously, he served as Google Inc.'s vice president, corporate development and general counsel since February 2002 to December 2005. Prior to joining Google Inc., from July 1999 to February 2002, Mr. Drummond served as chief financial officer of SmartForce, an educational software applications company. Prior to that, Mr. Drummond was a partner at the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Drummond holds a Juris Doctor degree from Stanford Law School and a Bachelor of Arts degree in history from Santa Clara University. Mr. Drummond provides significant value to the oversight and development of our business through his management and leadership roles at a publicly-traded global technology business and his insight into legal developments affecting global enterprises.

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

Patricia F. Russo has been a member of the board of directors since April 15, 2011. Ms. Russo served as chief executive officer of Alcatel-Lucent from 2006 to 2008. Prior to the merger of Alcatel and Lucent in 2006, she served as chairman of Lucent Technologies, Inc. from 2003 to 2006, and as president and chief executive officer from 2002 to 2006. Before rejoining Lucent in 2002, Ms. Russo was president and chief operating officer of Eastman Kodak Company from March 2001 to December 2001. She has served as the chairman of Hewlett Packard Enterprise Company since 2015, and as a director of Merck & Co., Inc. since 2009 and General Motors Company since 2009. Prior to its merger with Merck in 2009, Ms. Russo served as a director of Schering-Plough since 1995, and she served as a director of Hewlett Packard Company from 2011 to November 2015. From November 2016 to May 2018, Ms. Russo also served on the board of Arconic Inc., which separated from Alcoa Inc., where Ms. Russo served as a director from 2008 to November 2016. She graduated from Georgetown University with a bachelor's degree in political science and history, and obtained an Advanced Management Degree from Harvard Business School's Advanced Management Program. Ms. Russo's management and leadership experience as chief executive officer of complex global companies as well as her experience with corporate strategy, mergers and acquisitions, and sales and marketing brings important expertise to the oversight and development of our business. Ms. Russo also brings extensive experience in corporate governance as a member of boards and board committees of other public companies.

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

Robert H. Lewin joined KKR in 2004 and is our Chief Financial Officer. Since joining KKR, Mr. Lewin held a number of positions, including as an investor in private equity, co-leading the firm's credit and capital markets businesses, serving as Treasurer and Head of Corporate Development and most recently as Head of Human Capital & Strategic Talent. From 2006

through 2010, Mr. Lewin resided in Hong Kong, helping to launch KKR's Asia business. Mr. Lewin has a Bachelor of Science from the University of Pennsylvania. He currently serves on the board of Answer the Call, a non-profit organization.

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

Because the Class B Stockholder has more than 50% of the voting power for the election of our directors, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these standards, a "controlled company" may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. We currently utilize the second and third of these exemptions. See "Risk Factors—Risks Related to Our Common Stock—As a 'controlled company,' we qualify for some exemptions from the corporate governance and other requirements of the NYSE." While we are exempt from NYSE rules relating to board independence, we intend to maintain a board of directors that consists of at least a majority of directors who are independent under NYSE rules. In the event that we cease to be a "controlled company" and our shares of Class A common stock continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.

In addition, the board has considered transactions and relationships between KKR and the companies and organizations on whose boards or other similar governing bodies where our independent directors also serve or where our independent directors serve as executive officers, including investments made by such companies in the portfolio companies in which KKR or its funds are invested, and certain personal investments made by our independent directors in companies in which certain of our executive officers have also invested. It was determined that none of these transactions or relationships adversely impacted the independence of our independent directors.

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

Conflicts Committee

The conflicts committee consists of Mses. Dillon and Russo and Messrs. Drummond, Schoewe and Scully (Chairman). The conflicts committee is responsible for reviewing specific matters that the board of directors believes may involve a conflict of interest and for enforcing our rights under any of the exchange agreement, the tax receivable agreement, the limited partnership agreement of any KKR Group Partnership, our certificate of incorporation or our bylaws (collectively, the "covered agreements") against KKR Holdings and certain of its subsidiaries and designees, a general partner or limited partner of KKR Holdings, or a person who holds a partnership or equity interest in the foregoing entities. The conflicts committee is also authorized to take any action pursuant to any authority or rights granted to such committee under any covered agreement or with respect to any amendment, supplement, modification or waiver to any such agreement that would purport to modify such authority or rights. In addition, the conflicts committee shall approve any amendment to any of the covered agreements that in the reasonable judgment of our board of directors is or will result in a conflict of interest. The conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us and not a breach of any duties that may be owed to our stockholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under "Certain Relationships and Related Transactions, and Director Independence—Statement of Policy Regarding Transactions with Related Persons," and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards under our corporate governance guidelines as required for service on the conflicts committee in accordance with its charter.

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

We refer to our two Co-Chief Executive Officers (Henry Kravis and George Roberts), our two Co-Presidents/Co-Chief Operating Officers (Joseph Bae and Scott Nuttall), our former Chief Financial Officer (William Janetschek) and our General Counsel (David Sorkin) as our "named executive officers." Mr. Janetschek retired from his position as of December 31, 2019. We believe that the elements of compensation discussed below for our named executive officers serve these primary objectives. We are not required to conduct say-on-pay or say-on-frequency votes under the Dodd-Frank Act. However, we intend periodically to review the elements of our compensation, and we may make changes to the compensation structure relating to one or more named executive officers based on the outcome of such reviews from time to time.

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

KKR Holdings, from time to time, receives distributions that are made on KKR Group Partnership Units that are held by it. To the extent such distributions are received on KKR Group Partnership Units that underlie any KKR Holdings units that have satisfied their respective vesting requirements, if any, at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions will be allocated and further distributed to the named executive officers as and when received. To the extent that such distributions are made on KKR Group Partnership Units underlying any KKR Holdings units that have not satisfied all vesting requirements at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions may be allocated or otherwise applied in such amounts and in such manner as our Co-Chief Executive Officers, acting through the general partner of KKR Holdings, may determine. See "—Compensation Elements—Year-End

Bonus Compensation" for a description of these grants. As of February 10, 2020, approximately 3.2 million KKR Holdings units remain unallocated.

In 2019, our named executive officers received distributions on KKR Holdings units, including distributions relating to tax liabilities, as well as dividends on shares of Class A common stock they own, and because these distributions and dividends are not considered to be compensation, they have not been reported in the Summary Compensation Table.

Compensation Elements

Base Salary

For 2019, each of our named executive officers was paid an annual salary of $300,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Chief Executive Officers determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers. We are responsible for funding this base salary.

Year-End Bonus Compensation

Our Co-Chief Executive Officers did not receive any year-end bonus compensation in 2019. They have decided at this time not to receive any bonus from us or from KKR Holdings in excess of distributions payable with respect to their KKR Holdings units. Instead, they have decided that year-end bonus payments for 2019 should be made to our other employees in order to motivate and retain them for the benefit of the firm. See "—Other Compensation" below for certain incidental benefits provided by the firm.

In 2019, our Co-Presidents/Co-Chief Operating Officers and General Counsel were awarded additional year-end cash compensation as bonus payments that were determined by our Co-Chief Executive Officers. Our Co-Chief Executive Officers made their subjective determinations by assessing our overall performance and the contributions that our Co-Presidents/Co-Chief Operating Officers and General Counsel made to our development and success, as a firm, during the year. Certain factors that were considered when determining the size of their bonus payments include (i) their respective contributions and accomplishments in 2019 in terms of driving commercial results for the firm, leading and managing people, and living the firm's values; (ii) their respective performance and contributions relative to other senior employees at the firm; (iii) their respective performance and contributions in 2019 as compared to the prior year; and (iv) the overall financial performance of the firm in 2019 as compared to the prior year based on certain financial measures considered by management, including but not limited to after-tax distributable earnings. More specifically, in assessing Mr. Bae and Mr. Nuttall's contributions, our Co-Chief Executive Officers considered their services as Co-Presidents/Co-Chief Operating Officers and their day-to-day management of the firm's operations, as well as their joint leadership roles in executing and implementing KKR's strategy in its global private equity, real assets, credit, capital markets and capital raising businesses together with its corporate development and balance sheet initiatives. In assessing Mr. Sorkin's contributions, they considered his leadership and oversight of our global legal, compliance, enterprise risk and internal audit functions and his role with respect to the strategic initiatives undertaken by the firm. The size of the cash bonus payments to the named executive officers (other than Messrs. Kravis, Roberts and Janetschek who received none) were lower compared to the prior year, reflecting the firm's financial performance in 2019, in particular with respect to a year-over-year decrease in operating revenues, and an increase in the number of employees compared to 2018. No equity-based bonus compensation was granted to the named executive officers as part of their 2019 year-end bonus compensation, because it was decided that our senior principals would generally not receive any year-end equity-based bonus for 2019. In making these determinations, our Co-Chief Executive Officers consulted with certain of our senior employees and, with respect to the determinations for our General Counsel, considered the recommendations by our Co-Presidents/Co-Chief Operating Officers. We believe that the discretion permitted to our Co-Chief Executive Officers permits them to award bonus compensation in an amount they determine to be necessary to motivate and retain these named executive officers.

The cash bonus amounts paid to our Co-Presidents/Co-Chief Operating Officers and our General Counsel for 2019 are reflected in the Bonus column of the 2019 Summary Compensation Table below. Although no deferred equity bonus or additional equity compensation awards were made to our named executive officers in connection with 2019 year-end bonus compensation, these equity awards may become a component of our annual year-end bonus determination for our named executive officers in the future.

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

The carried interest allocated to the carry pool is maintained and administered by KKR Associates Holdings L.P., which, similar to KKR Holdings, is not a subsidiary of ours. Allocations of carried interest, including any reserved carried interest, are determined by our Co-Chief Executive Officers acting through the general partner of KKR Associates Holdings L.P.

Carried interest, if any, from the carry pool in respect of any particular investment or fund is only paid in cash after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. To the extent any "clawback" obligation is triggered, carried interest previously distributed by the fund would have to be returned to such fund, thereby reducing the named executive officer's overall compensation for any such year. A portion of certain carried interest payable is generally not distributed to the recipient and is instead held in escrow in the recipient's name in order to enhance the recipient's ability to satisfy any future clawback obligation. Because the amount of carried interest payable is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those funds and the named executive officers, and thus benefits our stockholders. In addition, several of our competitors use participation in carried interest as an important incentive, and we believe that we must do the same in order to attract and retain the most qualified personnel.

Participation in our carry pool for our employees, including our named executive officers, is subject only to service-based vesting with certain exceptions, including additional vesting upon death, disability or certain retirement events. In general, the vesting for carry pool allocations is annual over a four-year period (other than for our Co-Chief Executive Officers). Vesting serves as an employment retention mechanism and enhances the alignment of interests between a participant in our carry pool and the firm as well as the limited partners in our investment funds. Due to their status as co-founders of our firm, our Co-Chief Executive Officers are typically completely vested in their carry pool allocations upon grant.

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

Minimum Retained Ownership

While employed by us, unless waived in whole or in part, each of our named executive officers is required to hold at least 25% of the cumulative amount of KKR Holdings units that have satisfied the vesting conditions during the duration of his employment with the firm. In addition, unless waived in whole or in part, each of our named executive officers may be required, on a grant by grant basis, to hold shares of Class A common stock equivalents of 15% of the cumulative restricted stock units granted under our Equity Incentive Plans that have satisfied the applicable vesting condition during the duration of his employment with the firm.

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

Summary Compensation Table

The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2017, 2018 and 2019.

In 2017, 2018 and 2019, our named executive officers received distributions based on their vested KKR Holdings units or dividends on shares of Class A common stock they hold. Because these distributions and dividends are not considered to be compensation, they are not reflected as compensation in the table below. There are certain contractual arrangements we entered into with KKR Holdings at the time of the KPE Transaction in October 2009 and thereafter, including a tax receivable agreement, which relate to payments to our named executive officers that are not compensatory and are described in "Certain Relationships and Related Transactions, and Director Independence."

Carried interest distributions to our named executive officers in respect of the carry pool for the years ended December 31, 2017, 2018 and 2019 are reflected in the All Other Compensation column in the 2019 Summary Compensation Table below.

2019 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (2)	All Other Compensation ($) (3)		Total ($)
Henry R. Kravis	2019	300,000	—		—	39,822,617	(4)	40,122,617
Co-Chief Executive Officer	2018	300,000	—		—	56,217,088		56,517,088
	2017	300,000	—		44,650,000	68,484,271		113,434,271

George R. Roberts	2019	300,000	—		—	39,865,377	(5)	40,165,377
Co-Chief Executive Officer	2018	300,000	—		—	56,233,435		56,533,435
	2017	300,000	—		44,650,000	68,761,704		113,711,704

Joseph Y. Bae	2019	300,000	8,300,000		—	26,372,589	(6)	34,972,589
Co-President and Co-Chief Operating Officer	2018	300,000	9,000,000		5,872,442	21,168,222		36,340,664
	2017	300,000	7,385,000		121,302,000	14,919,102		143,906,102

Scott C. Nuttall	2019	300,000	8,300,000		—	26,612,129	(7)	35,212,129
Co-President and Co-Chief Operating Officer	2018	300,000	9,000,000		5,872,442	21,491,798		36,664,240
	2017	300,000	7,385,000		121,302,000	15,364,186		144,351,186

William J. Janetschek	2019	300,000	—		—	1,951,426	(8)	2,251,426
Former Chief Financial Officer	2018	300,000	2,950,000		1,257,647	9,378,133		13,885,780
	2017	300,000	2,747,500	(1)	967,419	6,655,362		10,670,281

David J. Sorkin	2019	300,000	2,800,000		—	3,361,433	(9)	6,461,433
General Counsel	2018	300,000	2,950,000		1,257,647	4,607,770		9,115,417
	2017	300,000	2,747,500	(1)	967,419	3,389,709		7,404,628

(1)
Represents distributions received by KKR Holdings with respect to unvested KKR Holdings units that have been distributed to the named executive officer as bonus. The discretionary bonus payments in 2017 were made by KKR Holdings and accordingly were not economically borne by us.

(2)
Stock awards reflected in the table above for each year presented represent the value of the restricted stock units and KKR Holdings units granted in such reporting period. For the fiscal years ended December 31, 2017 and 2018, restricted stock units presented in such reporting periods relate to the equity portion of the prior year's year-end bonus compensation and in each case reflect the grant date fair value of restricted stock units. For the fiscal year ended December 31, 2017, amounts relating to KKR Holdings units represent the original grant date fair value of KKR Holdings units. Fair value of the restricted stock units and KKR Holdings units granted to our named executive officers and the incremental fair value relating to the modification of the KKR Holdings units are calculated in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation ("ASC Topic 718"). See Note 12 "Equity Based Compensation" to our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values (or incremental fair values) calculated under ASC Topic 718, and may not correspond to the actual value that will be recognized by our named executive officers.

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

(4)
Consists of $39,182,711 in cash payments of carried interest from the carry pool during 2019; $40,000 in fees for Mr. Kravis's service as a KKR-designated director on the board of directors of First Data Corporation prior to its merger with Fiserv, Inc., a KKR portfolio company, during 2019; $150,195 related to Mr. Kravis's use of a car and driver during 2019; $399,711 related to certain personnel who administer personal matters for Mr. Kravis during 2019; $25,000 related to financial planning services fees; and $25,000 related to tax preparation fees. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Kravis. Because we do not separately track personnel expenses based on whether they are incurred for business or for personal reasons, 100% of the preceding costs have been reported for Mr. Kravis.

(5)
Consists of $39,182,711 in cash payments of carried interest from the carry pool during 2019; $192,808 related to Mr. Roberts's use of a car and driver during 2019; $439,858 related to certain personnel who administer personal matters for Mr. Roberts during 2019; $25,000 related to financial planning services fees; and $25,000 related to tax preparation fees. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Roberts. Because we do not separately track personnel expenses based on whether they are incurred for business or personal reasons, 100% of the preceding costs have been reported for Mr. Roberts.

(6)	Consists of $26,322,589 in cash payments of carried interest from the carry pool during 2019; $25,000 related to financial planning services fees; and $25,000 related to tax preparation fees.

(7)
Consists of $26,522,129 in cash payments of carried interest from the carry pool during 2019; $40,000 in fees for Mr. Nuttall's service as a KKR-designated director on the board of directors of First Data Corporation prior to its merger with Fiserv, Inc., a KKR portfolio company, during 2019; $25,000 related to financial planning services fees; and $25,000 related to tax preparation fees.

(8)	Consists of $1,926,426 in cash payments of carried interest from the carry pool during 2019 and $25,000 related to tax preparation fees.

(9)	Consists of $3,311,433 in cash payments of carried interest from the carry pool during 2019; $25,000 related to financial planning services fees; and $25,000 related to tax preparation fees.

Narrative Disclosure to Summary Compensation Table and Grants of Plan‑Based Awards
Terms of KKR Holdings Units
In general, KKR Holdings units vest over a three- to five-year period from their grant date, subject to continued service through each vesting date. Following this service-based vesting, certain KKR Holdings units may also be subject to transfer restrictions and/or minimum retained ownership requirements. Unvested KKR Holdings units are not entitled to receive any distributions that are declared and received on the underlying KKR Group Partnership Units. As of February 10, 2020, 270,941,316 outstanding KKR Holdings units have vested, constituting 93% of the KKR Holdings units outstanding. See "—KKR Holdings."

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
Because KKR Holdings is a partnership, all of the 290,381,345 KKR Holdings units have been legally allocated, but the allocation of 2,870,550 of these units has not been communicated to each respective principal as of December 31, 2019. The units whose allocation has not been communicated are subject to performance-based vesting conditions, which include: (i) whether the principal is in good standing and has adhered to our policies and rules; (ii) performance of assigned tasks and duties in an effective, efficient and diligent manner; (iii) contribution and commitment to the growth, development and profitability of KKR and our business; (iv) contribution and commitment to our management and general administration; (v) contribution and commitment to the culture, business principles, reputation and morale of KKR as a whole and the team or teams to which the principal has been assigned; and (vi) contribution and commitment to our recruiting, business development, public image and marketing efforts and the professional development of our personnel. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its principals. It is anticipated that additional service‑based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. We applied the guidance of ASC Topic 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, we considered (1) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (2) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved and (3) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance‑based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance‑based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients' individual performance.
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
The terms of the KKR Holdings units described above are distinct from equity awards issuable under our Equity Incentive Plans, which are described below.
Terms of Restricted Stock Units
Restricted stock units are equity awards issuable under our 2019 Equity Incentive Plan, which after vesting, may be settled for shares of our Class A common stock on a one-for-one basis (or an amount of cash equal to the fair market value of such shares).
In general, restricted stock units are subject to a service-based vesting condition and vest in equal annual installments over a multi‑year period (generally three to five years) from a specified date, subject to the recipient's continued employment with us. Following this service-based vesting, certain restricted stock unit grant agreements may also subject the shares of Class A common stock delivered upon settlement of such restricted stock units to transfer restrictions and/or minimum retained ownership requirements. Unvested restricted stock units granted under our Equity Incentive Plans are not entitled to receive dividends. Certain restricted stock unit grant agreements may also contain additional vesting requirements.
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
Terms of Restricted Holdings Units
In February 2020, KKR adopted restricted holdings units, a new form of equity award, under the 2019 Equity Incentive Plan. For a description of terms and conditions of the restricted holdings units, see "Part II. Item 9B. Other Information." Grants of restricted holdings units to KKR's named executive officers are subject to further approval by KKR's board of directors. KKR's independent directors are ineligible to receive restricted holdings units. As of the date of this report, no restricted holdings units have been issued.
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
The restricted periods for our Co‑Chief Executive Officers expire two years from termination for both the prohibitions on competition with us and the prohibitions on the solicitations of our clients and employees. In cases where the Co-Chief Executive Officer is terminated involuntarily and for reasons not constituting cause, such periods are reduced to one year from termination. The restricted periods for our other named executive officers expire (1) in the case of the prohibitions on competition with us, 12 months from termination and (2) in the case of the prohibitions on the solicitation of our clients and employees, 15 months from termination. These agreements also require that we, and our named executive officers, provide advance notice prior to termination of employment.
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

Outstanding Equity Awards at 2019 Fiscal Year‑End
The following table sets forth information concerning unvested restricted stock units and KKR Holdings units for each of the named executive officers as of December 31, 2019.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)
Henry R. Kravis	1,500,000 (2)	$43,755,000
George R. Roberts	1,500,000 (2)	$43,755,000
Joseph Y. Bae	8,040,228 (3)	$234,533,451
Scott C. Nuttall	8,146,240 (4)	$237,625,821
William J. Janetschek	283,328 (5)	$8,264,678
David J. Sorkin	283,328 (6)	$8,264,678

(1)	These amounts are based on the closing market price of our Class A common stock on the last trading day of the year ended December 31, 2019, of $29.17 per share.

(2)	Includes 1,500,000 KKR Holdings units granted to each of Messrs. Kravis and Roberts on November 2, 2017, which will vest in three equal annual installments, beginning on October 1, 2020.

(3)
Includes (i) 67,033 KKR Holdings units granted on December 30, 2016, which will vest on April 1, 2020; (ii) 520,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2020 and May 1, 2021; (iii) 3,637,500 KKR Holdings units granted on November 2, 2017, which will vest on October 1 of each year as follows: 27% in 2020, 33% in 2021 and 40% in 2022; (iv) 3,625,000 restricted stock units granted on November 2, 2017, of which (a) 1,125,000 units will vest on October 1 of each year as follows: 27% in 2020, 33% in 2021 and 40% in 2022 and (b) 2,500,000 units will vest upon the market price of our Class A common stock reaching and maintaining a market price of $40.00 per share for a period of ten consecutive trading days on or prior to December 31, 2022; and (v) 190,695 restricted stock units granted on February 21, 2018, which will vest in equal installments on April 1, 2020 and April 1, 2021.

(4)
Includes (i) 53,045 KKR Holdings units granted on December 30, 2016, which will vest on April 1, 2020; (ii) 640,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2020 and May 1, 2021; (iii) 3,637,500 KKR Holdings units granted on November 2, 2017, which will vest on October 1 of each year as follows: 27% in 2020, 33% in 2021 and 40% in 2022; (iv) 3,625,000 restricted stock units granted on November 2, 2017, of which (a) 1,125,000 units will vest on October 1 of each year as follows: 27% in 2020, 33% in 2021 and 40% in 2022 and (b) 2,500,000 units will vest upon the market price of our Class A common stock reaching and maintaining a market price of $40.00 per share for a period of ten consecutive trading days on or prior to December 31, 2022; and (v) 190,695 restricted stock units granted on February 21, 2018, which will vest in equal installments on April 1, 2020 and April 1, 2021.

(5)
Includes (i) 220,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2020 and May 1, 2021; (ii) 22,488 restricted stock units granted on February 21, 2017, which will vest on April 1, 2020; and (iii) 40,840 restricted stock units granted on February 21, 2018, which will vest in equal installments on April 1, 2020 and April 1, 2021.

(6)
Includes (i) 220,000 KKR Holdings units granted on February 25, 2016, which will vest in equal installments on May 1, 2020 and May 1, 2021; (ii) 22,488 restricted stock units granted on February 21, 2017, which will vest on April 1, 2020; and (iii) 40,840 restricted stock units granted on February 21, 2018, which will vest in equal installments on April 1, 2020 and April 1, 2021.

Option Exercises and Stock Vested in 2019
The following table sets forth information concerning the vesting of KKR Holdings units and restricted stock units held by each of our named executive officers during the year ended December 31, 2019.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Henry R. Kravis	500,000	$13,030,000
George R. Roberts	500,000	$13,030,000
Joseph Y. Bae	1,427,476	$36,415,921
Scott C. Nuttall	1,469,541	$37,461,549
William J. Janetschek	172,150	$4,210,080
David J. Sorkin	172,840	$4,226,729

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
Pension Benefits for 2019
We provided no pension benefits during the fiscal year ended December 31, 2019.
Nonqualified Deferred Compensation for 2019
We provided no defined contribution plan for the deferral of compensation on a basis that is not tax‑qualified during the fiscal year ended December 31, 2019.
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
Upon death or permanent disability, a holder of KKR Holdings units or restricted stock units becomes immediately vested in all unvested KKR Holdings units and restricted stock units, respectively, which become permitted to be exchanged after the scheduled vesting dates or will be settled on the scheduled vesting dates, respectively. In addition, upon a change in control of KKR, a holder of KKR Holdings units and restricted stock units becomes immediately vested in all unvested KKR Holdings units and restricted stock units, respectively, which become permitted to be exchanged after the scheduled vesting dates or will be settled on the scheduled vesting dates, respectively. The values of unvested KKR Holdings units and restricted stock units held by the named executive officers as of December 31, 2019 are set forth above in "Outstanding Equity Awards at 2019 Fiscal Year-End."

Upon termination of employment, vesting generally ceases for carried interest allocations. In addition, carried interest allocations become immediately vested upon death or permanent disability.
Pay Ratio Disclosure
For the fiscal year ended December 31, 2019:

•	the median of the annual total compensation of all employees of our company (other than Messrs. Kravis and Roberts, who are our Co-Chief Executive Officers) was $277,500;

•	the annual total compensation of Messrs. Kravis and Roberts were $40,122,617 and $40,165,377, respectively; and

•	the ratio of the annual total compensation of our Co-Chief Executive Officers to the median of the annual total compensation of all other employees was 145 to 1.

To identify the median employee for the purpose of providing the information above, we examined the compensation of all our employees (other than our Co-Chief Executive Officers) as of December 31, 2019 using, based on our payroll records, a consistently applied compensation measure consisting of such employees' annual salary, annual cash bonus, actual overtime, carried interest payouts and equity granted. Employees on unpaid leave of absence, employees who gave notice of departure and were not part of the regular year-end compensation process, and any employee who joined us in connection with an acquisition consummated during the year (there was none in 2019) were excluded from the calculation. Compensation of employees who were employed for less than the full year of 2019 were annualized, if they were part of the regular year-end compensation process. We reviewed all compensation in U.S. dollars, using the relevant exchange rate for any compensation paid in other currencies. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our principal executive officers as set forth in "—Summary Compensation Table—2019 Summary Compensation Table." As noted in “—Compensation Elements—Year-end Bonus Compensation," Messrs. Kravis and Roberts did not receive any year-end bonus compensation in 2019, and the distributions and dividends payable with respect to their vested KKR Holdings units and shares of Class A common stock they hold are not considered compensation and accordingly are not included in the pay ratio calculation above.

Director Compensation
We limit compensation for service on our board of directors to the independent directors. Each independent director receives (1) an annual cash retainer of $90,000, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and an additional annual cash retainer of $25,000 (in addition to the annual cash retainer as a member of the audit committee) if such independent director serves as the chairman of the audit committee, and (4) an additional annual cash retainer of $10,000 if such independent director is a member of the conflicts committee and an additional annual cash retainer of $15,000 (in addition to the annual cash retainer as a member of the conflicts committee) if such independent director serves as the chairman of the conflicts committee. Cash retainers are pro-rated if, during the fiscal year, a director joins or resigns from the board of directors, a director joins or resigns from a committee or the amount of a retainer is increased or decreased. In addition, on October 30, 2019, 5,205 restricted stock units were granted to each independent director pursuant to our 2019 Equity Incentive Plan.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Mary N. Dillon	92,833	147,406	240,239
David C. Drummond	92,833	147,406	240,239
Joseph A. Grundfest	140,000	147,406	287,406
John B. Hess	90,000	147,406	237,406
Xavier B. Niel	90,000	147,406	237,406
Patricia F. Russo	92,833	147,406	240,239
Thomas M. Schoewe	117,833	147,406	265,239
Robert W. Scully	137,083	147,406	284,489

(1)
Represents the aggregate grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2019 as calculated in accordance with ASC Topic 718. See Note 12 "Equity Based Compensation" to our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

The following table details grants of restricted stock units to each independent director in the year ended December 31, 2019. The table includes the grant date and grant date fair value of 2019 restricted stock units and the aggregate number of unvested restricted stock units as of December 31, 2019 owned by each independent director who served as a director during the year ended December 31, 2019:

Name	Grant Date (1)	Stock Awards (#)	Grant Date Fair Value ($) (2)	Total Number of Unvested Restricted Equity Awards on December 31, 2019 (#)
Mary N. Dillon	10/30/2019	5,205	147,406	5,205
David C. Drummond	10/30/2019	5,205	147,406	5,205
Joseph A. Grundfest	10/30/2019	5,205	147,406	5,205
John B. Hess	10/30/2019	5,205	147,406	5,205
Xavier B. Niel	10/30/2019	5,205	147,406	5,205
Patricia F. Russo	10/30/2019	5,205	147,406	5,205
Thomas M. Schoewe	10/30/2019	5,205	147,406	5,205
Robert W. Scully	10/30/2019	5,205	147,406	5,205

(1)	The restricted stock units were granted on October 30, 2019 and will vest on October 1, 2020, subject to the grantee's continued service through the vesting date.

(2)
This column represents the grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2019 as calculated in accordance with ASC Topic 718. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

KKR & Co. Inc. Equity Incentive Plan
In connection with the Conversion, we amended and restated the KKR & Co. L.P. 2010 Equity Incentive Plan by adopting the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan, which we refer to as our 2010 Equity Incentive Plan. In addition, on March 29, 2019, the KKR & Co. Inc. 2019 Equity Incentive Plan, which we refer to as our 2019 Equity Incentive Plan, became effective. Following the effectiveness of our 2019 Equity Incentive Plan, we do not make any further grants under our 2010 Equity Incentive Plan, and our 2019 Equity Incentive Plan became our only plan for providing new equity-based awards. Our 2019 Equity Incentive Plan has a term of 10 years from the effective date. Outstanding awards under our 2010 Equity Incentive Plan remain outstanding, unchanged and subject to the terms of our 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms.
Administration
Our board of directors or a committee or subcommittee thereof administers or will administer, as applicable, our Equity Incentive Plans (the "Administrator"). The Administrator has the authority to make all decisions, determinations and interpretations with respect to the administration of our Equity Incentive Plans, including determining who will receive awards thereunder, the number of shares of Class A common stock underlying the awards and the terms and conditions of the awards, and is permitted, subject to applicable law, to delegate all or any part of its responsibilities and powers to any employee or employees selected by it in accordance with the terms of the plan. The board of directors authorized its executive committee (consisting of Messrs. Kravis and Roberts) to act as the Administrator under each plan, provided that (i) the Executive Committee is not authorized to make grants with respect to the executive officers without approval of the board of directors and (ii) the board of directors reserved the power and authority to act as the Administrator and to modify the power and authority of the Executive Committee under each plan.
Class A Common Stock Subject to the Plan
As of January 1, 2020, 123,295,864 shares of Class A common stock were available for issuance in respect of outstanding awards and the grant of future awards, representing 15% of the aggregate number of aggregate number of the shares of Class A common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries) (which is referred to as "Diluted Class A Shares" in this report) outstanding at the close of business on December 31, 2019, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Under the 2019 Equity Incentive Plan, the aggregate number of shares of Class A common stock available under the plan will be increased, on the first day of each fiscal year, by a number of shares of Class A common stock equal to the positive difference, if any, between (x) 15% of the number of Diluted Class A Shares outstanding at the close of business on the last day of the immediately preceding fiscal year minus (y) the number of shares of Class A common stock available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our 2019 Equity Incentive Plan as of the last day of such year, unless the Administrator in its sole discretion should decide to increase the number of shares of Class A common stock available under the plan by a lesser amount on any such date. As a result, on the first day of each fiscal year, the number of shares of Class A common stock available for issuance of future awards under our 2019 Equity Incentive Plan will be adjusted upwards to 15% of the number of Diluted Class A Shares outstanding at the close of business on the last day of the immediately preceding fiscal year, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Therefore, we expect that the number of shares of Class A common stock available for issuance of future awards under our 2019 Equity Incentive Plan will increase at the beginning of each fiscal year compared to the end of the immediately preceding fiscal year if, during the immediately preceding year, there has been (i) any increase in the aggregate number of shares of Class A common stock and KKR Group Partnership Units outstanding or (ii) any delivery of underlying shares upon vesting of outstanding equity awards under our 2019 Equity Incentive Plan.

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

Options and Stock Appreciation Rights

The Administrator may award non-qualified stock options and stock appreciation rights. Options and stock appreciation rights granted under our Equity Incentive Plans will become vested and exercisable at such times and upon such terms and conditions as may be determined by the Administrator at the time of grant, but no option or stock appreciation right will be exercisable for a period of more than ten years after it is granted. The exercise price per share will be determined by the Administrator, provided that options and stock appreciation rights granted to participants who are U.S. taxpayers will not be granted with an exercise price less than 100% of the fair market value per share of the Class A common stock on the date of grant. To the extent permitted by the Administrator, the exercise price of an option may be paid in cash or its equivalent, in shares of Class A common stock having a fair market value equal to the aggregate exercise price and satisfying such other requirements as may be imposed by the Administrator, partly in cash and partly in shares of Class A common stock or net settlement in shares of Class A common stock. As determined by the Administrator, stock appreciation rights may be settled in shares of Class A common stock, cash or any combination thereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Class A common stock and KKR Group Partnership Units that are, together with shares of our Class C common stock, exchangeable for shares of our Class A common stock by:

•	each person known to us to beneficially own more than 5% of any class of our outstanding voting securities based on our review of filings with the SEC;

•	each of our directors, persons chosen to become a director and named executive officers; and

•	our directors and named executive officers as a group.
The numbers of shares of Class A common stock and KKR Group Partnership Units and shares of Class C common stock outstanding and the percentage of beneficial ownership are based on 558,046,130 shares of Class A common stock issued and outstanding and 290,381,345 KKR Group Partnership Units that, together with shares of our Class C common stock, are exchangeable for shares of our Class A common stock as of February 10, 2020. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of February 10, 2020. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

	Class A Common Stock Beneficially Owned (1)		KKR Group Partnership Units and Class C Common Stock Beneficially Owned (1)(2)		Percentage of Combined Class A and Class C Beneficial
Name (3)	Number	Percent	Number	Percent	Ownership (4)
KKR Holdings (5)	2,677	*	290,381,345	100.0%	34.2%
ValueAct Capital MFB Holdings, L.P. (6)	48,100,000	8.6%	—	—	5.7
The Vanguard Group Inc. (7)	47,846,307	8.6	—	—	5.6
Vulcan Value Partners, LLC (8)	30,115,654	5.4	—	—	3.6
Henry R. Kravis (5)(9)(10)	14,965,126	2.7	290,381,345	100.0	36.0
George R. Roberts (5)(9)(10)	12,858,598	2.3	290,381,345	100.0	35.7
Joseph Y. Bae (11)	1,463,122	*	8,839,897	3.0	1.2
Scott C. Nuttall (11)	1,641,410	*	12,053,794	4.2	1.6
Mary N. Dillon	7,020	*	—	—	*
David C. Drummond	38,878	*	—	—	*
Joseph A. Grundfest	73,494	*	—	—	*
John B. Hess	147,094	*	—	—	*
Xavier B. Niel	9,908	*	—	—	*
Patricia F. Russo	66,494	*	—	—	*
Thomas M. Schoewe	74,094	*	—	—	*
Robert W. Scully	128,494	*	—	—	*
William J. Janetschek (11)	80,895	*	3,130,000	1.1	*
David J. Sorkin (11)	42,908	*	3,203,593	1.1	*
Directors and executive officers as a group (14 persons)	26,927,691	4.8%	290,381,345	100.0%	37.4%

*	Less than 1.0%.

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

(3)
The address of each director and executive officer, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019. The address of Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(4)
This column assumes the exchange of KKR Group Partnership Units and Class C common stock into shares of Class A common stock and a number of outstanding shares of Class A common stock calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act.

(5)
KKR Holdings owns, beneficially or of record, an aggregate of 2,677 shares of Class A common stock and 290,381,345 exchangeable KKR Group Partnership Units and shares of Class C common stock. Our principals hold interests in KKR Holdings that will entitle them to participate in the value of the KKR Group Partnership Units held by KKR Holdings. KKR Holdings is a limited partnership that is controlled by KKR Holdings GP Limited, its sole general partner, which has investment control over all KKR Group Partnership Units, shares of Class C common stock and shares of Class A common stock held by KKR Holdings and voting control over all shares of Class A common stock and Class C common stock held by KKR Holdings. Messrs. Kravis and Roberts, by virtue of their rights under the organizational documents of KKR Holdings GP Limited (the general partner of KKR Holdings), may be deemed to share dispositive and/or voting power with respect to the KKR Group Partnership Units, shares of Class A common stock and shares of Class C common stock held by KKR Holdings. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except to the extent of his own pecuniary interest therein. Mr. Kravis disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 72,814,740 KKR Group Partnership Units in which he and certain related entities he controls have a pecuniary interest. Mr. Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 80,277,805 KKR Group Partnership Units in which he and certain related entities he controls have a pecuniary interest. The address of KKR Holdings is 9 West 57th Street, Suite 4200, New York, New York 10019.

(6)
Based on a Schedule 13D/A filed with the SEC on September 17, 2019, shares of Class A common stock reported as beneficially owned by ValueAct Capital MFB Holdings, L.P. are also reported as indirectly beneficially owned by (i) ValueAct Capital Master Fund, L.P. as sole limited partner of ValueAct Capital MFB Holdings, L.P., (ii) VA Partners I, LLC as general partner of ValueAct Capital MFB Holdings, L.P. and ValueAct Capital Master Fund, L.P., (iii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital Master Fund, L.P., (iv) ValueAct Capital Management, LLC as general partner of ValueAct Capital Management, L.P., (v) ValueAct Holdings, L.P. as the sole owner of the limited partnership interests of ValueAct Capital Management, L.P. and the membership interests of ValueAct Capital Management, LLC and as the majority owner of the membership interests of VA Partners I, LLC and (vi) ValueAct Holdings GP, LLC as general partner of ValueAct Holdings, L.P. ValueAct Capital MFB Holdings, L.P. is reported as having shared power to vote or to direct the vote, and shared power to dispose or direct the disposition of, such shares of Class A common stock, with VA Partners I, LLC, ValueAct Capital Master Fund, L.P., ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P. and ValueAct Holdings GP, LLC. The address of these beneficial owners is One Letterman Drive, Building D, Fourth Floor, San Francisco, California 94129.

(7)
Based on a Schedule 13G/A filed with the SEC on February 12, 2020, as of December 31, 2019, The Vanguard Group reports it is the beneficial owner of 47,846,307 shares of Class A common stock, with sole voting power over 284,349 shares of Class A common stock, sole dispositive power over 47,489,330 shares of Class A common stock, shared voting power over 128,522 shares of Class A common stock and shared dispositive power over 356,977 shares of Class A common stock. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(8)
Based on a Schedule 13G filed with the SEC on February 14, 2020, as of December 31, 2019, Vulcan Value Partners, LLC and C.T. Fitzpatrick may be deemed to beneficially own and have the sole voting power over 29,682,559 shares of Class A common stock and sole dispositive power over 30,115,654 shares of Class A common stock. The address of these beneficial owners is Three Protective Center, 2801 Highway 280 South, Suite 300, Birmingham, Alabama 35223. Mr. Fitzpatrick and/or members of his immediate family own 397,347 shares of Class A common stock for his or their own accounts, in a managed account over which Vulcan Value Partners, LLC serves as the investment adviser. Vulcan Value Partners, LLC exercises voting and dispositive power over such account.

(9)
KKR MIF Fund Holdings L.P. owns, beneficially or of record, an aggregate of 1,028,156 shares of Class A common stock. The sole general partner of KKR MIF Fund Holdings L.P. is KKR MIF Carry Holdings L.P. The sole general partner of KKR MIF Carry Holdings L.P. is KKR MIF Carry Limited. Each of KKR MIF Carry Holdings L.P. (as the sole general partner of KKR MIF Fund Holdings L.P.); KKR MIF Carry Limited (as the sole general partner of KKR MIF Carry Holdings L.P.); KKR Index Fund Investments L.P. (as the sole shareholder of KKR MIF Carry Limited); KKR IFI GP L.P. (as the sole general partner of KKR Index Fund Investments L.P.); KKR IFI Limited (as the sole general partner of KKR IFI GP L.P.); KKR Group Partnership L.P. (as the sole shareholder of KKR IFI Limited); KKR Group Holdings Corp. (as the general partner of KKR Group Partnership L.P.); KKR & Co. Inc. (as the sole shareholder of KKR Group Holdings Corp.); and KKR Management LLP (as the Class B common stockholder of KKR & Co. Inc.) may be deemed to be the beneficial owner of the securities. Messrs. Kravis and Roberts are the founding partners of KKR Management LLP and may be deemed to share dispositive power with respect to the shares of Class A common stock held by KKR MIF Fund Holdings L.P. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities.

(10)
KKR Reference Fund Investments L.P. owns, beneficially or of record, an aggregate of 3,639,010 shares of Class A common stock. The sole general partner of KKR Reference Fund Investments L.P. is KKR IFI GP L.P. Each of KKR IFI GP L.P. (as the sole general partner of KKR Reference Fund Investments L.P.); KKR IFI Limited (as the sole general partner of KKR IFI GP L.P.); KKR Group Partnership L.P. (as the sole shareholder of KKR IFI Limited); KKR Group Holdings Corp. (as the general partner of KKR Group Partnership L.P.); KKR & Co. Inc. (as the sole shareholder of KKR Group Holdings Corp.); and KKR Management LLP (as the Class B common stockholder of KKR & Co. Inc.) may be deemed to be the beneficial owner of the securities. Messrs. Kravis and Roberts are the founding partners of KKR Management LLP and may be deemed to share dispositive power with respect to the shares of Class A common stock held by KKR MIF Fund Holdings L.P. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities

(11)
The shares of Class A common stock above for Messrs. Bae, Nuttall, Janetschek and Sorkin include 95,348, 95,348, 42,908 and 42,908 restricted stock units, respectively, that will vest within 60 days of February 10, 2020.

Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under our Equity Incentive Plans as of December 31, 2019.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (2)
Equity Compensation Plans Approved by Security Holders	4,262,474	—	120,508,317
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,262,474	—	120,508,317

(1)	Reflects the aggregate number of restricted stock units granted under our Equity Incentive Plans and outstanding as of December 31, 2019.

(2)
The aggregate number of shares of Class A common stock available under our 2019 Equity Incentive Plan is increased, on the first day of each fiscal year, by a number of shares of Class A common stock equal to the positive difference, if any, between (x) 15% of the number of Diluted Class A Shares outstanding at the close of business on the last day of the immediately preceding fiscal year minus (y) the number of shares of Class A common stock available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our 2019 Equity Incentive Plan as of the last day of such year, unless the Administrator in its sole discretion should decide to increase the number of shares of Class A common stock available under the plan by a lesser amount on any such date. We have filed registration statements on Form S-8 under the Securities Act to register shares of Class A common stock covered by our Equity Incentive Plans. Accordingly, upon issuance pursuant to our Equity Incentive Plans, these shares of Class A common stock will be available for sale in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following description is a summary of the material terms of the agreements described below, and does not contain all of the information that you may find useful. For additional information, you should read the copies of our exchange agreement, our registration rights agreement, our tax receivable agreement and the limited partnership agreement of the KKR Group Partnership, all of which have been incorporated by reference as exhibits to this report.

Exchange Agreement

We have entered into an exchange agreement with KKR Holdings, the entity through which certain of our employees, including Messrs. Kravis, Roberts, Bae, Nuttall, Lewin and Sorkin, hold their KKR Group Partnership Units. Pursuant to the exchange agreement, KKR Holdings or certain transferees of its KKR Group Partnership Units may, on a quarterly basis (subject to the terms of the exchange agreement), exchange KKR Group Partnership Units held by them (together with corresponding shares of Class C common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. At the election of certain of our intermediate holding companies that are partners of the KKR Group Partnerships, the intermediate holding companies may settle exchanges of KKR Group Partnership Units with cash in an amount equal to the fair market value of the shares of Class A common stock that would otherwise be deliverable in such exchanges. To the extent that KKR Group Partnership Units held by KKR Holdings or its transferees are exchanged for shares of our Class A common stock, our interests in the KKR Group Partnerships will be correspondingly increased. Any shares of Class A common stock received upon such exchange will be subject to any restrictions that were applicable to the exchanged KKR Group Partnership Units, including any applicable transfer restrictions. During the year ended December 31, 2019, 8,699,894 KKR Group Partnership Units were exchanged for shares of our Class A common stock pursuant to this agreement.

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

Registration Rights Agreement

In connection with our NYSE listing, we entered into a registration rights agreement with KKR Holdings pursuant to which we granted KKR Holdings, its affiliates and transferees of its KKR Group Partnership Units the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our Class A common stock (and other securities convertible into or exchangeable or exercisable for shares of our Class A common stock) held or acquired by them. Under the registration rights agreement, holders of registration rights will have the right to request us to register shares of our Class A common stock received upon the exchange of their KKR Holdings units and the sale of such shares and also have the right to require us to make available shelf registration statements permitting sales of shares of Class A common stock into the market from time to time over an extended period. In addition, holders of registration rights will have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other holders of registration rights or initiated by us. On October 1, 2010, the registration statement we filed pursuant to this agreement was declared effective, and related post-effective amendments were declared effective on April 14, 2011, September 21, 2011 and July 10, 2018. As of December 31, 2019, 290,381,345 shares of Class A common stock remain unissued under that registration statement.

Tax Receivable Agreement

We are required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. The KKR Group Partnerships have each made an election under Section 754 of the Code that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for shares of Class A common stock occurs, which may result in an increase in our tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in our share of the tax basis of the tangible and intangible assets of the KKR Group Partnership, primarily attributable to a portion of the goodwill inherent in our business that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

These payment obligations are obligations of KKR & Co. Inc. and certain of its intermediate holding companies and not of the KKR Group Partnership. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of our tax returns, which may result in a timing difference between the tax savings received by KKR and the cash payments made to the exchanging holders of KKR Group Partnership Units. There is no tax receivable agreement in place for any exchange of KKR Group Partnership Units underlying restricted holdings units granted under the 2019 Equity Incentive Plan, and therefore we will receive 100% of any tax benefits arising from such exchange.
For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the KKR Group Partnership as a result of the exchanges of KKR Group Partnership Units and had we not entered into the tax receivable agreement. The term of the tax receivable agreement continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.

Effective July 1, 2018, we amended the tax receivable agreement to reflect the Conversion. The amendment also provides that, in the event the maximum U.S. federal corporate income tax rate is increased to a rate higher than 21.0% within the five-year period following the Conversion, for exchanges pursuant to the exchange agreement that take place within that five-year period (other than exchanges following the death of an individual), payments of cash tax savings realized as a result of such exchanges shall be calculated by applying a U.S. federal corporate income tax rate not to exceed 21.0%. The amendment also clarifies that the tax benefit payments with respect to exchanges completed at any time prior to the Conversion will be calculated without taking into account the step-up in tax basis in our underlying assets that we generated in 2018 as a result of the Conversion.

Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including:

•
the timing of exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the KKR Group Partnership Units, which will depend on the fair market value of the depreciable or amortizable assets of the KKR Group Partnership at the time of the transaction;

•
the price of our Class A common stock at the time of the exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of the KKR Group Partnership is directly proportional to the price of our Class A common stock at the time of the exchange; and

•
the amount of tax, if any, we are required to pay aside from any tax benefit from the exchanges, and the timing of any such payment—if we do not have taxable income aside from any tax benefit from the exchanges, we will not be required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been actually realized.

We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnership, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon our principals' continued ownership of us and are required to be made within 125 days of the filing of our tax returns. For the year ended December 31, 2019, no payments were made to our principals, including our executive officers, or KKR Holdings. The independent directors of our board of directors are not eligible to receive payments under the tax receivable agreement.

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

        Decisions made by our senior principals in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes of control, may influence the timing and amount of payments that are received by an exchanging or selling holder of partner interests in the KKR Group Partnership under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase a principals' tax liability without giving rise to any rights of a principal to receive payments under the tax receivable agreement.

        Payments under the tax receivable agreement will be based upon the tax reporting positions that we will determine. We are not aware of any issue that would cause the IRS to challenge a tax basis increase. However, neither KKR Holdings nor its transferees will reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase, or the tax benefits we claim arising from such increase, is successfully challenged by the IRS. As a result, in certain circumstances payments to KKR Holdings or its transferees under the tax receivable agreement could be in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income. See Item 1A. "Risk Factors—Risks Related to Our Organizational Structure—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our Class A common stock for KKR Group Partnership Units and related transactions, and the timing and value of these tax attributes differ from those of our restricted stock units."

KKR Group Partnership Agreement

We indirectly control the general partner of the KKR Group Partnership and, through the KKR Group Partnership and its subsidiaries, the KKR business.

Pursuant to the limited partnership agreement of the KKR Group Partnership, we, as the controlling general partner of the KKR Group Partnership, have the indirect right to determine when distributions will be made to the holders of KKR Group Partnership Units and the amount of any such distributions.

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

The limited partnership agreement of the KKR Group Partnership provides for tax distributions to the holders of KKR Group Partnership Units if the general partner of the KKR Group Partnership determine that distributions from the KKR Group Partnership would otherwise be insufficient to cover the tax liabilities of a holder of a KKR Group Partnership Unit. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the relevant partnership allocable to a holder of a KKR Group Partnership Unit multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income).

The limited partnership agreement of the KKR Group Partnership authorizes the general partner of the KKR Group Partnership to issue an unlimited number of additional securities of the KKR Group Partnership with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the KKR Group Partnerships Units, and which may be exchangeable for KKR Group Partnership Units.

Firm Use of Private Aircraft

Certain of our senior employees, including Messrs. Kravis and Roberts, own aircraft that we use for business purposes in the ordinary course of our operations. These senior employees paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. We incurred $3.8 million for the use of these aircraft during the year ended December 31, 2019, of which substantially all was paid to entities collectively controlled by Messrs. Kravis and Roberts.

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

In addition, certain of our current and former employees and certain other qualifying personnel are permitted to invest, and have invested, their own capital in our funds, in side-by-side investments with our funds and the firm, as well as in funds managed by our hedge fund partnerships. Side-by-side investments are investments generally made on the same terms and conditions as those available to the applicable fund or the firm and, they, together with their investments in our funds or the funds managed by our hedge fund partnerships, are not generally subject to management fees or a carried interest. The cash invested by our current and former employees and certain other qualifying personnel and their investment vehicles aggregated to $433 million for the year ended December 31, 2019, of which $46.6 million, $92.1 million, $22.7 million, $10.4 million, $4.0 million, $2.7 million and $1.3 million was invested by Messrs. Kravis, Roberts, Bae, Nuttall, Janetschek, Lewin and Sorkin and their investment vehicles, respectively. These investments are not included in the accompanying consolidated financial statements. In addition, our funds invested $3.0 million in 2019 from the commitments of certain investment vehicles associated with Mr. Hess. Such investments associated with Mr. Hess were made on the same terms and conditions as for other fund investors including management fees and/or a carried interest applicable to the relevant fund.

Indemnification of Directors, Officers and Others

Under our certificate of incorporation, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: (a) the Class B Stockholder; (b) KKR Management LLC in its capacity as the former general partner of KKR & Co. L.P. (the "Former Managing Partner"); (c) any person who is or was an affiliate of the Class B Stockholder or the Former Managing Partner; (d) any person who is or was a member, partner, Tax Matters Partner (as defined in the Code, as in effect prior to 2018), Partnership Representative (as defined in the Code), officer, director, employee, agent, fiduciary or trustee of us or our subsidiaries, the KKR Group Partnership, the Class B Stockholder or any Former Managing Partner or any affiliate of us or our subsidiaries, the Class B Stockholder or the Former Managing Partner; (e) any person who is or was serving at our request or any Former Managing Partner or any affiliate of us or any Former Managing Partner as an officer, director, employee, member, partner, Tax Matters Partner, Partnership Representative, agent, fiduciary or trustee of another person (provided that a person shall not be an indemnitee by reason of providing, on a fee-for-services basis or similar arms-length compensatory basis, agency, advisory, consulting, trustee, fiduciary or custodial services); or (f) any person designated by us as an indemnitee as permitted by applicable law.

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

In addition, we have entered into indemnification agreements with KKR Management LLP, which formerly was KKR Management LLC, and each of our directors. Each indemnification agreement provides that the indemnitee, subject to the limitations set forth in each indemnification agreement, will be indemnified and held harmless by us on an after-tax basis from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising from any and all threatened, pending or completed claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, and whether formal or informal and including appeals, in which the indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as an indemnitee or by reason of any action alleged to have been taken or omitted in such capacity, whether arising from alleged acts or omissions to act occurring on, before or after the date of such indemnification agreement. Each indemnification agreement provides that the indemnitee shall not be indemnified and held harmless if there has been a final and non-appealable judgment entered by an arbitral tribunal or court of competent jurisdiction determining that, in respect of the matter for which the indemnitee is seeking indemnification pursuant to the indemnification agreement, the indemnitee acted in bad faith or engaged in fraud or willful misconduct.

Guarantee of Contingent Obligations to Fund Partners; Indemnification

The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of December 31, 2019, $36.9 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2019 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $2.5 billion. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

Facilities

Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior employees who are not executive officers of the Company, are partners in a real-estate based partnership that maintains an ownership interest in our Menlo Park location. Payments made from us to this partnership aggregated $8.1 million for the year ended December 31, 2019.

Confidentiality and Restrictive Covenant Agreements

Our employees have entered into confidentiality and restrictive covenant agreements that include prohibitions on our employees competing with us or soliciting clients or employees of our firm during a restricted period following their departure from the firm. For further information on these agreements, see "Executive Compensation—Narrative Disclosure to Summary

Compensation Table and Grants of Plan-Based Awards in 2019—Terms of Confidentiality and Restrictive Covenant Agreements."

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited or their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2019 and 2018.

	For the Year Ended December 31, 2019
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$27,849	(1)	$—
Audit-Related Fees	$10,746	(2)	$7,704	(4)
Tax Fees	$42,807	(3)	$7,965	(4)
All Other Fees	$79		$—

	For the Year Ended December 31, 2018
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$27,283	(1)	$—
Audit-Related Fees	$12,943	(2)	$22,774	(4)
Tax Fees	$43,688	(3)	$9,401	(4)
All Other Fees	$—		$—

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

(3)
Tax Fees consisted of fees for services rendered for tax compliance, planning and advisory services as well as tax fees for merger, acquisition, and investment structuring services for strategic acquisitions or investments in target companies for in-process transactions and transactions not completed.

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

1.         Financial Statements

See Item 8 above.

2.         Financial Statement Schedules:

See Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2019, 2018 and 2017 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

3.         Exhibits:

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 of KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

3.1	Certificate of Incorporation of KKR & Co. Inc. (incorporated herein by reference to Exhibit 3.2 KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

3.2	Bylaws of KKR & Co. Inc. (incorporated herein by reference to Exhibit 3.3 of KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Form of 6.75% Series A Preferred Stock Certificate (included in Exhibit 2.1 to the KKR & Co. Inc. Quarter Report on Form 10-Q filed on May 8, 2018).

4.3	Form of 6.50% Series B Preferred Stock Certificate (included in Exhibit 2.1 to the KKR & Co. Inc. Quarter Report on Form 10-Q filed on May 8, 2018).

4.4
Indenture dated as of February 1, 2013 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 1, 2013).

4.5
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

4.8
Indenture dated as of May 29, 2014 among KKR Group Finance Co. III LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 29, 2014).

4.9
First Supplemental Indenture dated as of May 29, 2014 among KKR Group Finance Co. III LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 29, 2014).

4.10
Second Supplemental Indenture dated as of August 5, 2014 among KKR Group Finance Co. III LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 7, 2014).

4.11	Form of 5.125% Senior Note due 2044 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 29, 2014).

4.12
Indenture dated as of March 23, 2018 among KKR Group Finance Co. IV LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.13
First Supplemental Indenture dated as of March 23, 2018 among KKR Group Finance Co. IV LLC, KKR & Co.  L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.14	Form of 0.509% Senior Note due 2023 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.15	Form of 0.764% Senior Note due 2025 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.16	Form of 1.595% Senior Notes due 2038 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.17
Indenture dated as of May 22, 2019 among KKR Group Finance Co. V LLC, KKR & Co. Inc., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 22, 2019).

4.18
First Supplemental Indenture dated as of May 22, 2019 among KKR Group Finance Co. V LLC, KKR & Co. Inc., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 22, 2019).

4.19	Form of 1.625% Senior Note due 2029 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 22, 2019).

4.20
Indenture dated as of July 1, 2019 among KKR Group Finance Co. VI LLC, KKR & Co. Inc., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 1, 2019).

4.21
First Supplemental Indenture dated as of July 1, 2019 among KKR Group Finance Co. VI LLC, KKR & Co.  Inc., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 1, 2019).

4.22	Form of 3.750% Senior Note due 2029 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 1, 2019).

4.23
Indenture, dated as of November 15, 2011, between the KKR Financial Holdings LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on November 15, 2011).

4.24
Indenture, dated as of March 30, 2017, between KKR Financial Holdings LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).

4.25
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

4.27		Form of 5.50% Senior Note due 2032 of KKR Financial Holdings LLC (included in Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).

10.1
Third Amended and Restated Limited Partnership Agreement of KKR Group Partnership L.P. dated January 1, 2020 (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on January 2, 2020).

10.2
Registration Rights Agreement dated July 14, 2010, by and among KKR & Co. L.P., KKR Holdings L.P. and the persons from time to time party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 20, 2010).

10.3	*	Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the KKR & Co. Inc. Post-Effective Amendment No. 1 to Form S-8 filed on July 2, 2018).

10.4	*	KKR & Co. Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Appendix A to the KKR & Co. Inc. definitive proxy statement filed on December 14, 2018).

10.5
Tax Receivable Agreement, dated as of July 14, 2010, among KKR Holdings L.P., KKR Management Holdings Corp., KKR & Co. L.P., KKR Management Holdings, L.P., and other persons who executed a joinder thereto (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 20, 2010).

10.6
Amendment to Tax Receivable Agreement, dated as of May 3, 2018, among KKR Holdings L.P., KKR Management Holdings Corp., KKR & Co. L.P., KKR Management Holdings L.P. and KKR Group Holdings Corp. (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.7
Third Amended and Restated Exchange Agreement, dated as of January 1, 2020, among KKR Group Partnership L.P., KKR Holdings L.P. KKR & Co. Inc. and KKR Group Holdings Corp. (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Current Report on Form 8-K filed on January 2, 2020).

10.8
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

10.9	†
364-Day Revolving Credit Agreement, dated as of June 27, 2019, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., each of the Lenders (as defined therein), and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 2, 2019).

10.10	††
First Amendment, dated as of June 29, 2017, to Second Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 30, 2016, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., the Majority Lenders (as defined therein), and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 4, 2017).

10.11
Second Amendment, dated as of November 14, 2018, to the Second Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 30, 2016, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., the Majority Lenders (as defined therein), and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.14 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 15, 2019).

10.12	*	Form of Indemnification Agreement for Directors of KKR & Co. Inc. (incorporated by reference to Exhibit 10.7 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.13
Indemnification Agreement, dated as of May 3, 2018, between KKR & Co. L.P. and KKR Management LLP, formerly KKR Management LLC (incorporated by reference to Exhibit 10.6 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.14	*	Independent Director Compensation Program (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on November 5, 2019).

10.15	*
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

10.18	*	Form of Grant Certificate (Executive Officers) (incorporated by reference to Exhibit 10.19 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 24, 2017).

10.19	*	Form of Grant Certificate (Executive Officers) (incorporated by reference to Exhibit 10.23 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 23, 2018).

10.20	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (Market Price Vesting) (incorporated by reference to Exhibit 10.24 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 23, 2018).

10.21	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (Service Vesting) (incorporated by reference to Exhibit 10.25 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 23, 2018).

10.22	*
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

10.24	*	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Directors) (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Quarterly Report on For m10-Q filed on May 3, 2019).

10.25	*	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Executive Officers) (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Quarterly Report on For m10-Q filed on May 3, 2019).

10.26	*	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Directors).

10.27	*	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Executive Officers).

10.28	*	Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers).

10.29	*	Form of Compensation Agreement for 2019 (Executive Officers).

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm Relating to the Financial Statements of KKR & Co. Inc.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Statements of Financial Condition as of December 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to the Consolidated Financial Statements.

104		Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

†	Certain information contained in this agreement has been omitted because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

††
Certain information contained in this agreement has been omitted in accordance with a request for confidential treatment that the registrant has submitted to the SEC. Omitted information has been filed separately with the SEC.

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

SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Valuation Allowance for Deferred Tax Assets

(in thousands)

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Year Ended:

December 31, 2017	$9,768	$2,104	$—		$11,872
December 31, 2018	$11,872	$—	$11,872	(1)	$—
December 31, 2019	$—	$—	$—		$—

(1) The valuation allowance related to a deferred tax asset for foreign tax credit carryovers is no longer applicable because KKR elected to deduct its foreign tax credit carryovers in lieu of taking a tax credit.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 14, 2020
KKR & CO. INC.

/s/ ROBERT H. LEWIN
		Name:	Robert H. Lewin
		Title:	Chief Financial Officer
Pursuant to the requirements of the Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated below.

Signature	Title	Date

/s/ HENRY R. KRAVIS	Co-Chairman and Co-Chief Executive Officer	February 14, 2020
Henry R. Kravis	(principal executive officer)

/s/ GEORGE R. ROBERTS	Co-Chairman and Co-Chief Executive Officer	February 14, 2020
George R. Roberts	(principal executive officer)

/s/ JOSEPH Y. BAE	Director, Co-President and Co-Chief Operating	February 14, 2020
Joseph Y. Bae	Officer

/s/ SCOTT C. NUTTALL	Director, Co-President and Co-Chief Operating	February 14, 2020
Scott C. Nuttall	Officer

/s/ MARY N. DILLON	Director	February 14, 2020
Mary N. Dillon

/s/ DAVID C. DRUMMOND	Director	February 14, 2020
David C. Drummond

/s/ JOSEPH A. GRUNDFEST	Director	February 14, 2020
Joseph A. Grundfest

/s/ JOHN. B. HESS	Director	February 14, 2020
John. B. Hess

/s/ XAVIER B. NIEL	Director	February 14, 2020
Xavier B. Niel

/s/ PATRICK F. RUSSO	Director	February 14, 2020
Patricia F. Russo

/s/ THOMAS M. SCHOEWE	Director	February 14, 2020
Thomas M. Schoewe

/s/ ROBERT W. SCULLY	Director	February 14, 2020
Robert W. Scully

/s/ ROBERT H. LEWIN	Chief Financial Officer (principal financial and accounting officer)	February 14, 2020
Robert H. Lewin