Form 10-Q
period 2020-03-31
KKR & Co. Inc.
filed 2020-05-11
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2020, there were 558,642,093 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarter Ended March 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of dividends on common or preferred stock of KKR, the timing, manner and volume of repurchases of common stock pursuant to a repurchase program, and the expected synergies and benefits from acquisitions, reorganizations or strategic partnerships, may constitute forward-looking statements. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report"). These factors should be read in conjunction with the other cautionary statements that are included in this report, our Annual Report and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

In this report, references to "KKR," "we," "us" and "our" refer to KKR & Co. Inc. and its subsidiaries. On January 1, 2020, KKR completed an internal reorganization (the "Reorganization"), which was undertaken to, among other purposes, simplify KKR's internal structure. In the Reorganization, (i) KKR Management Holdings L.P. and KKR International Holdings L.P., which were former intermediate holdings companies for KKR's business, were combined with another intermediate holding company, KKR Fund Holdings L.P., which changed its name to KKR Group Partnership L.P. ("KKR Group Partnership") and became the sole intermediate holding company for KKR's business, (ii) the issuers of each series of KKR’s outstanding senior notes were contributed to KKR Group Partnership and the guarantees by KKR International Holdings L.P. and KKR Management Holdings L.P. under the senior notes were automatically and unconditionally released and discharged pursuant to the terms of the indentures governing such senior notes, with KKR Group Partnership remaining as a guarantor, and (iii) the ownership interests of certain operating subsidiaries of KKR Group Partnership were reorganized. In connection with the 6.75% Series A Preferred Stock ("Series A Preferred Stock") and 6.50% Series B Preferred Stock ("Series B Preferred Stock") of KKR & Co. Inc., KKR Group Partnership has series of preferred units issued and outstanding with economic terms designed to mirror those of the Series A Preferred Stock and Series B Preferred Stock, respectively. Effective May 8, 2020, Class A common stock of KKR & Co. Inc. was renamed as common stock, and Class B common stock and Class C common stock of KKR & Co. Inc. were reclassified into Series I preferred stock and Series II preferred stock, respectively. KKR & Co. Inc. has one class of common stock authorized and outstanding.

References to "KKR Group Partnerships" for periods prior to the Reorganization mean KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, and references to "KKR Group Partnership" for periods following the Reorganization mean KKR Group Partnership L.P. References to a "KKR Group Partnership Unit" mean (i) one Class A partner interest in each of KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, for periods prior to the Reorganization and (ii) one Class A partner interest in KKR Group Partnership for periods following the Reorganization. References to the "Series I Preferred Stockholder" are to KKR Management LLP, the holder of the sole share of our Series I preferred stock, which converted from a limited liability company named KKR Management LLC to a limited liability partnership in the Reorganization.

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

Unless otherwise indicated, references to equity interests in KKR's business, or to percentage interests in KKR's business, reflect the aggregate equity interests in KKR Group Partnership and are net of amounts that have been allocated to our principals and other employees in respect of the carried interest from KKR's business as part of our "carry pool" and certain minority interests. References to "principals" are to our senior employees who hold interests in KKR's business through KKR

Holdings L.P. ("KKR Holdings") or another KKR entity, and references to our "senior principals" are to our senior employees who hold interests in the Series I Preferred Stockholder.

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

Unless otherwise indicated, references in this report to our fully exchanged and diluted common stock outstanding, or to our common stock outstanding on a fully exchanged and diluted basis, reflect (i) actual shares of common stock outstanding and (ii) shares of common stock into which KKR Group Partnership Units held by KKR Holdings are exchangeable pursuant to the terms of the exchange agreement described in our Annual Report and (iii) shares of common stock issuable pursuant to any equity awards actually granted from the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") or the KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, our "Equity Incentive Plans"). Our fully exchanged and diluted common stock outstanding does not include shares of common stock available for issuance pursuant to the Equity Incentive Plans for which equity awards have not yet been granted.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2020	December 31, 2019
Assets
Cash and Cash Equivalents	$1,982,292	$2,346,713
Cash and Cash Equivalents Held at Consolidated Entities	1,171,245	816,441
Restricted Cash and Cash Equivalents	116,506	74,262
Investments	48,601,127	54,936,268
Due from Affiliates	852,484	717,399
Other Assets	2,877,421	2,008,236
Total Assets	$55,601,075	$60,899,319

Liabilities and Equity
Debt Obligations	$26,265,381	$27,013,284
Due to Affiliates	261,720	286,098
Accounts Payable, Accrued Expenses and Other Liabilities	2,483,944	3,097,563
Total Liabilities	29,011,045	30,396,945

Commitments and Contingencies

Stockholders' Equity
Series A and B Preferred Stock, $0.01 par value. 13,800,000 and 6,200,000 shares, respectively, issued and outstanding as of March 31, 2020 and December 31, 2019.	482,554	482,554
Class A Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 553,701,980 and 560,007,579 shares, issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	5,537	5,600
Class B Common Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of March 31, 2020 and December 31, 2019.	—	—
Class C Common Stock, $0.01 par value. 499,999,999 shares authorized, 286,477,271 and 290,381,345 shares, issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	2,865	2,904
Additional Paid-In Capital	8,456,154	8,565,919
Retained Earnings	433,546	1,792,152
Accumulated Other Comprehensive Income (Loss)	(54,694)	(41,639)
Total KKR & Co. Inc. Stockholders' Equity	9,325,962	10,807,490
Noncontrolling Interests	17,264,068	19,694,884
Total Equity	26,590,030	30,502,374
Total Liabilities and Equity	$55,601,075	$60,899,319

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

	March 31, 2020
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$539,573	$258,537	$798,110
Restricted Cash and Cash Equivalents	—	49,313	49,313
Investments	13,327,186	18,364,713	31,691,899
Other Assets	154,026	305,566	459,592
Total Assets	$14,020,785	$18,978,129	$32,998,914

Liabilities
Debt Obligations	$13,130,703	$2,078,750	$15,209,453
Accounts Payable, Accrued Expenses and Other Liabilities	629,381	132,553	761,934
Total Liabilities	$13,760,084	$2,211,303	$15,971,387

	December 31, 2019
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$634,029	$112,122	$746,151
Restricted Cash and Cash Equivalents	—	34,849	34,849
Investments	14,948,237	20,851,587	35,799,824
Due from Affiliates	—	9,678	9,678
Other Assets	100,221	178,892	279,113
Total Assets	$15,682,487	$21,187,128	$36,869,615

Liabilities
Debt Obligations	$14,658,137	$2,481,937	$17,140,074
Accounts Payable, Accrued Expenses and Other Liabilities	513,057	109,575	622,632
Total Liabilities	$15,171,194	$2,591,512	$17,762,706

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2020	2019
Revenues
Fees and Other	$380,572	$372,548
Capital Allocation-Based Income (Loss)	(1,382,077)	814,932
Total Revenues	(1,001,505)	1,187,480

Expenses
Compensation and Benefits	(262,137)	544,562
Occupancy and Related Charges	16,322	14,690
General, Administrative and Other	149,123	169,515
Total Expenses	(96,692)	728,767

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	(3,944,504)	1,203,878
Dividend Income	168,699	22,625
Interest Income	353,455	358,511
Interest Expense	(261,469)	(249,088)
Total Investment Income (Loss)	(3,683,819)	1,335,926

Income (Loss) Before Taxes	(4,588,632)	1,794,639

Income Tax Expense (Benefit)	(360,679)	167,593

Net Income (Loss)	(4,227,953)	1,627,046
Net Income (Loss) Attributable to Noncontrolling Interests	(2,947,429)	917,727
Net Income (Loss) Attributable to KKR & Co. Inc.	(1,280,524)	709,319

Series A Preferred Stock Dividends	5,822	5,822
Series B Preferred Stock Dividends	2,519	2,519

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$(1,288,865)	$700,978

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock
Basic	$(2.31)	$1.31
Diluted	$(2.31)	$1.27
Weighted Average Shares of Class A Common Stock Outstanding
Basic	559,149,821	533,892,474
Diluted	559,149,821	550,046,440

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2020	2019
Net Income (Loss)	$(4,227,953)	$1,627,046

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(26,732)	2,366

Comprehensive Income (Loss)	(4,254,685)	1,629,412

Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(2,961,543)	920,359

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$(1,293,142)	$709,053

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2020		2019
	Amounts	Shares	Amounts	Shares
Preferred Stock
Beginning of Period	482,554	20,000,000	482,554	20,000,000
End of Period	482,554	20,000,000	482,554	20,000,000
Class A Common Stock
Beginning of Period	5,600	560,007,579	5,349	534,857,237
Exchange of KKR Holdings Units	39	3,904,074	4	435,954
Repurchases of Class A Common Stock	(102)	(10,209,673)	(14)	(1,370,289)
End of Period	5,537	553,701,980	5,339	533,922,902
Class B Common Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Class C Common Stock
Beginning of Period	2,904	290,381,345	2,991	299,081,239
Cancellation of Class C Common Stock	(39)	(3,904,074)	(4)	(435,954)
End of Period	2,865	286,477,271	2,987	298,645,285
Additional Paid-In Capital
Beginning of Period	8,565,919		8,106,408
Exchange of KKR Holdings Units	72,331		7,137
Tax Effects - Exchange of KKR Holdings Units and Other	(1,426)		5,255
Repurchases of Class A Common Stock	(246,058)		(28,552)
Equity-Based Compensation	51,003		54,885
Transfer of Interests Under Common Control (See Note 1 "Organization")	14,385		—
End of Period	8,456,154		8,145,133
Retained Earnings
Beginning of Period	1,792,152		91,953
Net Income (Loss) Attributable to KKR & Co. Inc.	(1,280,524)		709,319
Series A Preferred Stock Dividends ($0.421875 per share)	(5,822)		(5,822)
Series B Preferred Stock Dividends ($0.406250 per share)	(2,519)		(2,519)
Common Stock Dividends ($0.125 per share)	(69,741)		(66,619)
End of Period	433,546		726,312
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(41,639)		(39,645)
Foreign Currency Translation	(12,618)		(266)
Exchange of KKR Holdings Units	(437)		(43)
End of Period	(54,694)		(39,954)
Total KKR & Co. Inc. Stockholders' Equity	9,325,962		9,322,371
Noncontrolling Interests (See Note 15 "Equity")	17,264,068		16,885,470
Total Equity	$26,590,030		$26,207,841
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net Income (Loss)	$(4,227,953)	$1,627,046
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	71,379	78,268
Net Realized (Gains) Losses on Investments	(63,375)	(129,781)
Change in Unrealized (Gains) Losses on Investments	4,007,879	(1,074,097)
Capital Allocation-Based (Income) Loss	1,382,077	(814,932)
Other Non-Cash Amounts	(9,857)	(12,111)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Consolidation and Other	—	(137,498)
Change in Due from / to Affiliates	(183,129)	(100,529)
Change in Other Assets	(323,040)	68,077
Change in Accounts Payable, Accrued Expenses and Other Liabilities	(766,087)	381,421
Investments Purchased	(8,312,849)	(5,301,227)
Proceeds from Investments	7,018,549	5,571,641
Net Cash Provided (Used) by Operating Activities	(1,406,406)	156,278

Investing Activities
Purchases of Fixed Assets	(41,371)	(19,455)
Development of Oil and Natural Gas Properties	(4,073)	(451)
Net Cash Provided (Used) by Investing Activities	(45,444)	(19,906)

Financing Activities
Preferred Stock Dividends	(8,341)	(8,341)
Common Stock Dividends	(69,741)	(66,619)
Distributions to Noncontrolling Interests	(524,656)	(856,086)
Contributions from Noncontrolling Interests	1,120,966	1,194,815
Repurchases of Class A Common Stock	(246,160)	(28,566)
Proceeds from Debt Obligations	3,792,041	1,581,043
Repayment of Debt Obligations	(2,543,694)	(1,806,203)
Financing Costs Paid	(10,198)	(2,795)
Net Cash Provided (Used) by Financing Activities	1,510,217	7,248

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25,740)	1,636

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	32,627	145,256
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	3,237,416	2,641,512
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,270,043	$2,786,768

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$288,916	$240,889
Payments for Income Taxes	$24,836	$8,901
Payments for Operating Lease Liabilities	$13,243	$12,291

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$71,699	$78,003
Debt Obligations - Net Gains (Losses), Translation and Other	$1,989,846	$(148,312)
Tax Effects - Exchange of KKR Holdings L.P. Units and Other	$(1,426)	$5,255
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$2,700	$—

Change in Consolidation and Other
Investments	$—	$(1,014,813)
Due From Affiliates	$—	$1,642
Other Assets	$—	$(19,703)
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$(47,731)
Redeemable Noncontrolling Interests	$—	$(1,122,641)

	March 31, 2020	December 31, 2019
Reconciliation to the Condensed Consolidated Statements of Financial Condition
Cash and Cash Equivalents	$1,982,292	$2,346,713
Cash and Cash Equivalents Held at Consolidated Entities	1,171,245	816,441
Restricted Cash and Cash Equivalents	116,506	74,262
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,270,043	$3,237,416

See notes to financial statements.

KKR & CO. INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)

1. ORGANIZATION

KKR & Co. Inc. (NYSE: KKR), through its subsidiaries (collectively, "KKR"), is a leading global investment firm that manages multiple alternative asset classes including private equity, energy, infrastructure, real estate and credit, with strategic partners that manage hedge funds. KKR aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR's portfolio companies. KKR invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

KKR & Co. Inc. is the parent company of KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner units in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc. As of March 31, 2020, KKR & Co. Inc. held approximately 65.9% of the KKR Group Partnership Units and KKR Holdings held approximately 34.1% of the KKR Group Partnership Units. The percentage ownership in KKR Group Partnership will continue to change as KKR Holdings exchange its KKR Group Partnership Units for shares of Class A common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of Class A common stock of KKR & Co. Inc. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool and preferred units with economic terms that mirror the Series A and Series B preferred stock issued by KKR & Co. Inc.

Reorganization and Acquisition of KKR Capstone

On January 1, 2020, KKR completed an internal reorganization (the "Reorganization"), in which (i) KKR Management Holdings L.P. ("Management Holdings") and KKR International Holdings L.P. ("International Holdings") were combined with KKR Fund Holdings L.P. ("Fund Holdings"), which changed its name to KKR Group Partnership L.P. and became the sole intermediate holding company for KKR's business, (ii) the issuers of each series of KKR’s outstanding senior notes were contributed to KKR Group Partnership and the guarantees by International Holdings and Management Holdings under the senior notes were automatically and unconditionally released and discharged pursuant to the terms of the indentures governing such senior notes, with KKR Group Partnership remaining as a guarantor, and (iii) the ownership interests of certain operating subsidiaries of KKR Group Partnership were reorganized. References to "KKR Group Partnerships" for periods prior to the Reorganization mean Fund Holdings, Management Holdings and International Holdings, collectively, and references to "KKR Group Partnership" for periods following the Reorganization mean KKR Group Partnership L.P. References to a "KKR Group Partnership Unit" mean (i) one Class A partner interest in each of Fund Holdings, Management Holdings and International Holdings, collectively, for periods prior to the Reorganization and (ii) one Class A partner interest in KKR Group Partnership for periods following the Reorganization.

Contemporaneously with the Reorganization, KKR acquired KKR Capstone Americas LLC and its affiliates ("KKR Capstone") on January 1, 2020. KKR Capstone was consolidated prior to January 1, 2020 and consequently, this transaction was accounted for as an equity transaction. This transaction resulted in an increase to the KKR Group Partnership equity. Accordingly, both KKR's equity and noncontrolling interests held by KKR Holdings increased for their proportionate share of the KKR Capstone equity based on their ownership in KKR Group Partnership on January 1, 2020.

Notes to Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements of KKR & Co. Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the "financial statements"), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements included in KKR's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the "SEC") on February 18, 2020, and the financial statements should be read in conjunction with the audited financial statements included therein. Additionally, in the accompanying financial statements, the condensed consolidated statements of financial condition are referred to hereafter as the "consolidated statements of financial condition"; the condensed consolidated statements of operations are referred to hereafter as the "consolidated statements of operations";  the condensed consolidated statements of comprehensive income (loss) are referred to hereafter as the "consolidated statements of comprehensive income (loss)"; the condensed consolidated statements of changes in equity are referred to hereafter as the "consolidated statements of changes in equity"; and the condensed consolidated statements of cash flows are referred to hereafter as the "consolidated statements of cash flows."
KKR consolidates the financial results of KKR Group Partnership and its consolidated entities, which include the accounts of KKR's investment management and capital markets companies, the general partners of certain unconsolidated investment funds, general partners of consolidated investment funds and their respective consolidated investment funds and certain other entities including CFEs. References in the accompanying financial statements to "principals" are to KKR's senior employees who hold interests in KKR's business through KKR Holdings.
All intercompany transactions and balances have been eliminated.
COVID-19 and Global Economic and Market Conditions
The outbreak of a novel strain of coronavirus ("COVID-19") continues to impact the United States and other countries throughout the world. In March 2020, the World Health Organization declared COVID-19 to be a pandemic and the United States declared a national emergency due to the outbreak. In connection with these declarations, various governments around the world have instituted measures to slow the transmissions of COVID-19, which substantially restrict individual and business activities. These measures include, for example, closures of non-essential businesses, limitations of crowd size, stay-at-home orders, quarantines, heightened border controls and limitations on travel. Governments in the United States and around the world have responded with fiscal and monetary stimuli that aim to provide emergency assistance to individuals and businesses negatively impacted by COVID-19. The outbreak of COVID-19 and the actions taken in response have had far reaching impact on the U.S. and global economies, contributing to significant volatility in the financial markets, resulting in a general decline in equity prices (including our common stock) and lower interest rates, and causing furloughs and layoffs in the labor market.
Given the ongoing nature of the outbreak, at this time we cannot reasonably predict the magnitude of the ultimate impact that COVID-19 will have on KKR’s business, financial performance and operating results. We believe COVID-19's adverse impact on KKR’s business, financial performance and operating results will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic's impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19; and the negative impact on our fund investors, vendors and other business partners that may indirectly adversely affect KKR.

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

Notes to Financial Statements (Continued)

Principles of Consolidation
The types of entities KKR assesses for consolidation include (i) subsidiaries, including management companies, broker-dealers and general partners of investment funds that KKR manages, (ii) entities that have all the attributes of an investment company, like investment funds, (iii) CFEs and (iv) other entities. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain

Notes to Financial Statements (Continued)

cases may lag the date of KKR's financial statements by no more than three calendar months. As of March 31, 2020, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace").
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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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
Energy investments are generally valued using a discounted cash flow approach, and where applicable, a market approach using comparable companies and transactions. Key inputs used in our valuations include (i) the weighted average cost of capital, (ii) future commodity prices, as quoted on indices, and long-term commodity price forecasts, and (iii) the asset’s future operating performance.
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
There is inherent uncertainty involved in the valuation of Level III investments and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. Furthermore, the recent market volatility caused by COVID-19 and the uncertainty surrounding its full impact have amplified the possibility that our future valuations may materially change from those reflected as of March 31, 2020.

Notes to Financial Statements (Continued)

Revenues

For the three months ended March 31, 2020 and 2019, respectively, revenues consisted of the following:

	Three Months Ended March 31,
	2020	2019
Management Fees	$222,689	$188,408
Fee Credits	(35,387)	(103,477)
Transaction Fees	98,996	188,203
Monitoring Fees	31,149	25,651
Incentive Fees	668	—
Expense Reimbursements	28,224	44,060
Oil and Gas Revenue	13,315	13,175
Consulting Fees	20,918	16,528
Total Fees and Other	380,572	372,548

Carried Interest	(1,210,925)	694,383
General Partner Capital Interest	(171,152)	120,549
Total Capital Allocation-Based Income (Loss)	(1,382,077)	814,932

Total Revenues	$(1,001,505)	$1,187,480

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
Consulting Fees
KKR provides consulting and other services to portfolio companies and other companies in exchange for a consulting fee. Consulting fees are separately negotiated with each portfolio company for which services are provided. After the contract is established, there are no significant judgments made when determining the transaction price.
Capital Allocation-Based Income (Loss)
Capital allocation-based income (loss) is earned from those arrangements where KKR has a general partner capital interest and is entitled to a disproportionate allocation of investment income (referred to hereafter as "carried interest"). KKR accounts for its general partner interests in capital allocation-based arrangements as financial instruments under ASC 323, Investments - Equity Method and Joint Ventures ("ASC 323") since the general partner has significant governance rights in the investment funds in which it invests, which demonstrates significant influence. In accordance with ASC 323, KKR records equity method income based on the proportionate share of the income of the investment fund, including carried interest, assuming the investment fund was liquidated as of each reporting date pursuant to each investment fund's governing agreements. Accordingly, these general partner interests are accounted for outside of the scope of ASC 606. Other arrangements surrounding contractual incentive fees through an advisory contract are separate and distinct and accounted for in accordance with ASC 606. In these incentive fee arrangements, accounted for in accordance with ASC 606, KKR’s economics in the entity do not involve an allocation of capital. See "Incentive Fees" above.
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

Notes to Financial Statements (Continued)

Compensation and Benefits
Compensation and Benefits expense includes (i) cash compensation consisting of salaries, bonuses, and benefits, (ii) equity based compensation consisting of charges associated with the vesting of equity-based awards (see Note 12 "Equity Based Compensation") and (iii) carry pool allocations.
All KKR employees receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as Compensation and Benefits expense in the consolidated statements of operations. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, certain cash bonuses that are paid to certain of KKR's principals can be borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because KKR principals are not entitled to receive distributions on units that are unvested, any amounts allocated to principals in excess of a principal's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges, if any, are currently recorded based on the amount of cash expected to be paid by KKR Holdings.
Carry Pool Allocation
With respect to KKR's funds that provide for carried interest, KKR allocates to its employees a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR allocates 40% or 43%, depending on the fund's vintage, of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit‑sharing arrangements in Accounts Payable, Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and recorded as compensation expense. Upon a reversal of carried interest income, the related carry pool allocation, if any, is also reversed. Accordingly, such compensation expense is subject to both positive and negative adjustments.
Profit Sharing Plan
KKR provides certain profit sharing programs for KKR employees. In particular, KKR provides a 401(k) plan for eligible employees in the United States. For certain professionals who are participants in the 401(k) plan, KKR may, in its discretion, contribute an amount after the end of the plan year.
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

Notes to Financial Statements (Continued)

Income Taxes
KKR & Co. Inc. is a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal, state and local corporate income taxes at the entity level on KKR’s share of net taxable income. In addition, KKR Group Partnership and certain of its subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in certain non-U.S. jurisdictions. These entities, in some cases, are subject to U.S. state or local income taxes or non-U.S. income taxes.
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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

Recently Issued Accounting Pronouncements
Adopted in 2020
Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which has subsequently been amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, and ASU No. 2019-11. The amended guidance requires a company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Prior to ASU 2016-13, GAAP required an "incurred loss" methodology that delayed recognition until it was probable a loss had been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected and the income statement will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period.

This guidance has been adopted as of January 1, 2020. Financial instruments measured at fair value are not within the scope of this guidance. Consequently, the adoption of ASU 2016-13 did not result in a cumulative-effect adjustment in retained earnings and did not have a material impact to KKR.

Goodwill
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairments by eliminating the second step from the goodwill impairment test. The ASU requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit's carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. The ASU also (i) clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment and (ii) clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance has been adopted as of January 1, 2020 and this guidance will impact KKR's accounting for any future goodwill impairments.
Implementation Costs Incurred in a Cloud Computing Arrangement
In August 2018, the FASB issued ASU No. 2018-15, which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. The ASU aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This guidance has been adopted as of January 1, 2020, on a prospective basis, and the impact to KKR was not material.
Effective on January 1, 2021 and Thereafter
Simplifying the Accounting for Income Taxes
On December 18, 2019, the FASB issued ASU No. 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU, among other changes, (i) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and (ii) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The guidance is effective for fiscal periods beginning after December 15, 2020. KKR is currently evaluating the impact of this guidance on the financial statements.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
On March 12, 2020, the FASB issued ASU No. 2020-04, which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The temporary optional expedients and exceptions can be elected through December 31, 2022. For the quarter ended March 31, 2020, KKR has not elected to apply the temporary optional expedients and exceptions and will be reevaluating the application each quarter.

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$—	$(1,282,404)	$(1,282,404)	$68,568	$919,625	$988,193
Credit (1)	(40,697)	(905,607)	(946,304)	(17,876)	8,669	(9,207)
Investments of Consolidated CFEs (1)	(40,852)	(2,112,541)	(2,153,393)	(10,530)	233,357	222,827
Real Assets (1)	53,363	(851,015)	(797,652)	29,547	89,581	119,128
Equity Method - Other (1)	4,405	(445,023)	(440,618)	20,133	156,906	177,039
Other Investments (1)	(11,453)	(667,719)	(679,172)	1,450	(30,361)	(28,911)
Foreign Exchange Forward Contracts and Options (2)	83,239	331,051	414,290	25,454	54,789	80,243
Securities Sold Short (2)	14,655	21,523	36,178	14,426	(80,772)	(66,346)
Other Derivatives (2)	(226)	811	585	1,465	(13,405)	(11,940)
Debt Obligations and Other (3)	941	1,903,045	1,903,986	(2,856)	(264,292)	(267,148)
Net Gains (Losses) From Investment Activities	$63,375	$(4,007,879)	$(3,944,504)	$129,781	$1,074,097	$1,203,878

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."

4. INVESTMENTS
Investments consist of the following:

	March 31, 2020	December 31, 2019
Private Equity	$11,790,896	$12,923,600
Credit	10,616,260	10,538,139
Investments of Consolidated CFEs	13,327,186	14,948,237
Real Assets	2,727,991	3,567,944
Equity Method - Other	4,438,206	4,846,949
Equity Method - Capital Allocation-Based Income	3,608,812	5,329,368
Other Investments	2,091,776	2,782,031
Total Investments	$48,601,127	$54,936,268

As of March 31, 2020 and December 31, 2019, there were no investments which represented greater than 5% of total investments. The majority of the securities underlying private equity investments represent equity securities.

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
Assets, at fair value:

	March 31, 2020
	Level I	Level II	Level III		Total
Private Equity	$1,159,820	$1,281,628	$9,349,448		$11,790,896
Credit	—	1,611,295	9,004,965		10,616,260
Investments of Consolidated CFEs	—	13,327,186	—		13,327,186
Real Assets	—	—	2,727,991		2,727,991
Equity Method - Other	134,562	47,784	1,352,346		1,534,692
Other Investments	210,971	203,188	1,677,617		2,091,776
Total Investments	1,505,353	16,471,081	24,112,367		42,088,801

Foreign Exchange Contracts and Options	—	518,901	—		518,901
Other Derivatives	—	3,243	44,368	(1)	47,611
Total Assets	$1,505,353	$16,993,225	$24,156,735		$42,655,313

	December 31, 2019
	Level I	Level II	Level III		Total
Private Equity	$1,393,654	$1,658,264	$9,871,682		$12,923,600
Credit	—	1,320,380	9,217,759		10,538,139
Investments of Consolidated CFEs	—	14,948,237	—		14,948,237
Real Assets	—	—	3,567,944		3,567,944
Equity Method - Other	228,999	49,511	1,656,045		1,934,555
Other Investments	431,084	196,192	2,154,755		2,782,031
Total Investments	2,053,737	18,172,584	26,468,185		46,694,506

Foreign Exchange Contracts and Options	—	188,572	—		188,572
Other Derivatives	—	1,333	21,806	(1)	23,139
Total Assets	$2,053,737	$18,362,489	$26,489,991		$46,906,217

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

Notes to Financial Statements (Continued)

Liabilities, at fair value:

	March 31, 2020
	Level I	Level II	Level III		Total
Securities Sold Short	$115,984	$—	$—		$115,984
Foreign Exchange Contracts and Options	—	20,258	—		20,258
Unfunded Revolver Commitments	—	—	70,597	(1)	70,597
Other Derivatives	—	60,460	—		60,460
Debt Obligations of Consolidated CFEs	—	13,130,703	—		13,130,703
Total Liabilities	$115,984	$13,211,421	$70,597		$13,398,002

	December 31, 2019
	Level I	Level II	Level III		Total
Securities Sold Short	$251,223	$—	$—		$251,223
Foreign Exchange Contracts and Options	—	39,364	—		39,364
Unfunded Revolver Commitments	—	—	75,842	(1)	75,842
Other Derivatives	—	34,174	—		34,174
Debt Obligations of Consolidated CFEs	—	14,658,137	—		14,658,137
Total Liabilities	$251,223	$14,731,675	$75,842		$15,058,740

(1)	These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

The following tables summarize changes in investments and debt obligations measured and reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31, 2020
	Level III Investments
	Private Equity	Credit	Real Assets	Equity Method - Other	Other Investments	Total
Balance, Beg. of Period	$9,871,682	$9,217,759	$3,567,944	$1,656,045	$2,154,755	$26,468,185
Transfers In / (Out) Due to Changes in Consolidation	—	—	—	—	—	—
Transfers In	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	—
Asset Purchases / Debt Issuances	114,099	1,227,138	168,640	2,098	87,224	1,599,199
Sales / Paydowns	—	(620,645)	(210,941)	—	(26,782)	(858,368)
Settlements	—	(39,473)	—	—	—	(39,473)
Net Realized Gains (Losses)	—	(20,450)	53,363	—	(9,057)	23,856
Net Unrealized Gains (Losses)	(636,333)	(737,333)	(851,015)	(305,797)	(528,523)	(3,059,001)
Change in Other Comprehensive Income	—	(22,031)	—	—	—	(22,031)
Balance, End of Period	$9,349,448	$9,004,965	$2,727,991	$1,352,346	$1,677,617	$24,112,367

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$(636,333)	$(750,837)	$(844,905)	$(305,797)	$(528,523)	$(3,066,395)

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2019
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$6,128,583	$6,764,730	$2,082,545	$3,157,954	$1,503,022	$2,116,586	$21,753,420	$1,876,783
Transfers In / (Out) Due to Changes in Consolidation	—	(1,598)	—	—	—	(42,864)	(44,462)	—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	(56,029)	—	—	—	—	—	(56,029)	—
Asset Purchases / Debt Issuances	409,621	811,957	—	67,302	137,909	95,135	1,521,924	—
Sales / Paydowns	(99,603)	(1,028,063)	(38,295)	(130,571)	(41,126)	(27,433)	(1,365,091)	—
Settlements	—	20,815	—	—	—	—	20,815	(2,731)
Net Realized Gains (Losses)	68,568	(15,198)	—	29,547	11,626	2,121	96,664	—
Net Unrealized Gains (Losses)	380,406	(24,806)	39,485	89,581	38,748	(79,595)	443,819	40,519
Change in Other Comprehensive Income	—	2,642	—	—	—	—	2,642	—
Balance, End of Period	$6,831,546	$6,530,479	$2,083,735	$3,213,813	$1,650,179	$2,063,950	$22,373,702	$1,914,571

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$442,672	$(31,282)	$39,485	$92,900	$49,140	$(79,347)	$513,568	$40,519

Notes to Financial Statements (Continued)

Total realized and unrealized gains and losses recorded for Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations.
The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments that are measured and reported at fair value and categorized within Level III as of March 31, 2020:

	Fair Value March 31, 2020		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$9,349,448

Private Equity	$7,190,415		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.7%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	29.0%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	68.8%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	2.2%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.6x	5.5x - 20.6x	Increase
				Enterprise Value/Forward EBITDA Multiple	13.8x	5.0x - 23.4x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	9.7%	6.2% - 15.9%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	12.6x	6.0x - 15.0x	Increase

Growth Equity	$2,159,033		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	14.0%	10.0% - 40.0%	Decrease
				Weight Ascribed to Market Comparables	39.3%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	0.2%	0.0% - 50.0%	(5)
				Weight Ascribed to Milestones	60.5%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	60.6%	33.3% - 70.0%	Increase
				Downside	13.6%	5.0% - 45.0%	Decrease
				Upside	25.8%	5.0% - 45.0%	Increase

Credit	$9,004,965		Yield Analysis	Yield	5.9%	4.8% - 32.5%	Decrease
				Net Leverage	5.5x	0.6x - 14.9x	Decrease
				EBITDA Multiple	9.6x	0.1x - 24.0x	Increase

Real Assets	$2,727,991	(9)

Energy	$1,083,195		Discounted cash flow	Weighted Average Cost of Capital	11.8%	9.3% - 15.3%	Decrease
				Average Price Per BOE (8)	$33.66	$21.08 - $37.51	Increase

Real Estate	$1,477,470		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	30.1%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	69.9%	0.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	5.8%	4.3% - 7.9%	Decrease
			Discounted cash flow	Unlevered Discount Rate	7.6%	4.9% - 18.0%	Decrease

Equity Method - Other	$1,352,346		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.1%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	46.6%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	45.0%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	8.4%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.1x	5.5x - 18.8x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.2x	5.0x - 23.4x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	8.7%	5.5% - 14.3%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.9x	6.0x - 18.0x	Increase

Other Investments	$1,677,617	(10)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	7.6%	0.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	30.8%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	39.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	29.5%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	9.2x	1.2x - 24.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.2x	3.7x - 11.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	13.6%	7.8% - 37.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.1x	7.1x - 11.0x	Increase

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

(9)
Includes one Infrastructure investment for $167.3 million that was valued using a market comparables and discounted cash flow analysis; weights ascribed were 25% and 75%, respectively. The significant inputs used in the market comparables approach included the Forward EBITDA multiple 9.9x. The significant inputs used in the discounted cash flow approach included the weighted average cost of capital 8.8% and the enterprise value/LTM EBITDA exit multiple 10.0x.

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

Notes to Financial Statements (Continued)

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2020	December 31, 2019
Assets
Private Equity	$—	$—
Credit	6,951,370	6,451,765
Investments of Consolidated CFEs	13,327,186	14,948,237
Real Assets	181,257	222,488
Equity Method - Other	1,534,692	1,934,555
Other Investments	380,744	395,637
Total	$22,375,249	$23,952,682

Liabilities
Debt Obligations of Consolidated CFEs	$13,130,703	$14,658,137
Total	$13,130,703	$14,658,137
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$—	$—	$—	$—	$194	$194
Credit	(25,855)	(188,408)	(214,263)	(23,153)	20,942	(2,211)
Investments of Consolidated CFEs	(40,852)	(2,112,541)	(2,153,393)	(10,530)	233,357	222,827
Real Assets	—	(46,098)	(46,098)	703	2,436	3,139
Equity Method - Other	—	(412,218)	(412,218)	11,626	17,084	28,710
Other Investments	(5,934)	(6,117)	(12,051)	1,794	3,987	5,781
Total	$(72,641)	$(2,765,382)	$(2,838,023)	$(19,560)	$278,000	$258,440

Liabilities
Debt Obligations of Consolidated CFEs	$—	$1,904,492	$1,904,492	$—	$(252,281)	$(252,281)
Total	$—	$1,904,492	$1,904,492	$—	$(252,281)	$(252,281)

Notes to Financial Statements (Continued)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF CLASS A COMMON STOCK

For the three months ended March 31, 2020 and 2019, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of Class A common stock were calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$(1,288,865)	$700,978

Basic Net Income (Loss) Per Share of Class A Common Stock
Weighted Average Shares of Class A Common Stock Outstanding - Basic	559,149,821	533,892,474
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Basic	$(2.31)	$1.31

Diluted Net Income (Loss) Per Share of Class A Common Stock
Weighted Average Shares of Class A Common Stock Outstanding - Basic	559,149,821	533,892,474
Weighted Average Unvested Shares of Class A Common Stock	—	16,153,966
Weighted Average Shares of Class A Common Stock Outstanding - Diluted	559,149,821	550,046,440
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted	$(2.31)	$1.27
Weighted Average Shares of Class A Common Stock Outstanding - Diluted primarily includes unvested equity awards that have been granted under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") and the KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, the "Equity Incentive Plans"). Vesting of these equity interests dilute KKR & Co. Inc. and KKR Holdings pro rata in accordance with their respective ownership interests in KKR Group Partnership.
For the three months ended March 31, 2020, unvested shares of Class A common stock are excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock because inclusion of such unvested shares of Class A common stock would be anti-dilutive having the effect of decreasing the loss per share of Class A common stock.
For the three months ended March 31, 2020 and 2019, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted since the exchange of these units would not dilute KKR's respective ownership interests in KKR Group Partnership.

	Three Months Ended March 31,
	2020	2019
Weighted Average KKR Holdings Units	288,322,053	298,858,418

Additionally, for the three months ended March 31, 2020 and 2019, 5.0 million shares of KKR Class A common stock subject to a market price-based vesting condition were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Class A Common Stock - Diluted since the vesting conditions have not been satisfied. See Note 12 "Equity Based Compensation."

Notes to Financial Statements (Continued)

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	March 31, 2020	December 31, 2019
Unsettled Investment Sales (1)	$116,886	$86,033
Receivables	38,820	26,893
Due from Broker (2)	97,863	65,154
Oil & Gas Assets, net (3)	210,542	215,243
Deferred Tax Assets, net	582,039	158,574
Interest Receivable	152,369	156,026
Fixed Assets, net (4)	670,641	633,025
Foreign Exchange Contracts and Options (5)	518,901	188,572
Goodwill (6)	83,500	83,500
Derivative Assets	47,611	23,139
Prepaid Taxes	56,589	84,462
Prepaid Expenses	17,832	14,596
Operating Lease Right of Use Assets (7)	110,438	121,101
Deferred Financing Costs	14,506	12,374
Other	158,884	139,544
Total	$2,877,421	$2,008,236

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization of $6.9 million and $13.8 million for the three months ended March 31, 2020 and 2019, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.

(4)
Net of accumulated depreciation and amortization of $137.0 million and $132.7 million as of March 31, 2020 and December 31, 2019, respectively. Depreciation and amortization expense of $4.8 million and $4.4 million for the three months ended March 31, 2020 and 2019, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.

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

(6)	As of March 31, 2020, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.

(7)
KKR’s non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. For the three months ended March 31, 2020 and 2019, the operating lease cost was $12.8 million and $11.8 million, respectively.

Notes to Financial Statements (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2020	December 31, 2019
Amounts Payable to Carry Pool (1)	$773,151	$1,448,879
Unsettled Investment Purchases (2)	659,361	481,337
Securities Sold Short (3)	115,984	251,223
Derivative Liabilities	60,460	34,174
Accrued Compensation and Benefits	210,294	131,719
Interest Payable	210,868	234,165
Foreign Exchange Contracts and Options (4)	20,258	39,364
Accounts Payable and Accrued Expenses	108,813	118,454
Taxes Payable	16,374	32,682
Uncertain Tax Positions	66,423	65,716
Unfunded Revolver Commitments	70,597	75,842
Operating Lease Liabilities (5)	113,680	125,086
Other Liabilities	57,681	58,922
Total	$2,483,944	$3,097,563

(1)	Represents the amount of carried interest payable to current and former KKR employees with respect to KKR's active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

(5)
KKR’s operating leases have remaining lease terms that range from approximately one year to 13 years, some of which include options to extend the leases for up to three years. The weighted average remaining lease terms were 4.61 years and 4.46 years as of March 31, 2020 and December 31, 2019, respectively. The weighted average discount rates were 2.50% and 2.53% as of March 31, 2020 and December 31, 2019, respectively.

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
KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of March 31, 2020, KKR's commitments to these unconsolidated investment funds was $3.9 billion. KKR has not provided any financial support other than its obligated amount as of March 31, 2020.
As of March 31, 2020 and December 31, 2019, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	March 31, 2020	December 31, 2019
Investments	$3,608,812	$5,329,368
Due from (to) Affiliates, net	615,316	439,374
Maximum Exposure to Loss	$4,224,128	$5,768,742

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
KKR's borrowings consisted of the following:

	March 31, 2020				December 31, 2019
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	451,310	—	—		444,904	—	—
KCM 364-Day Revolving Credit Agreement	750,000	—	—		750,000	—	—
Notes Issued:
KKR Issued 5.500% Notes Due 2043 (1)	—	492,259	547,315	(13)	—	492,175	613,415	(13)
KKR Issued 5.125% Notes Due 2044 (2)	—	991,197	1,062,850	(13)	—	991,106	1,186,670	(13)
KKR Issued 0.509% Notes Due 2023 (3)	—	230,856	230,765	(13)	—	228,280	228,026	(13)
KKR Issued 0.764% Notes Due 2025 (4)	—	45,783	46,467	(13)	—	45,255	45,856	(13)
KKR Issued 1.595% Notes Due 2038 (5)	—	94,371	101,174	(13)	—	93,325	98,524	(13)
KKR Issued 1.625% Notes Due 2029 (6)	—	709,563	684,035	(14)	—	718,478	758,903	(14)
KKR Issued 3.750% Notes Due 2029 (7)	—	494,121	507,705	(13)	—	493,962	533,505	(13)
KKR Issued 3.625% Notes Due 2050 (8)	—	491,921	414,935	(13)	—	—	—
KFN Issued 5.500% Notes Due 2032 (9)	—	494,175	489,490		—	494,054	504,807
KFN Issued 5.200% Notes Due 2033 (10)	—	118,442	114,100		—	118,411	117,834
KFN Issued 5.400% Notes Due 2033 (11)	—	68,797	67,791		—	68,774	70,059
KFN Issued Junior Subordinated Notes (12)	—	233,805	149,586		—	233,473	185,485
	2,201,310	4,465,290	4,416,213		2,194,904	3,977,293	4,343,084

Other Debt Obligations	3,925,654	21,800,091	21,765,582		3,865,495	23,035,991	23,035,991

	$6,126,964	$26,265,381	$26,181,795		$6,060,399	$27,013,284	$27,379,075

(1)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $3.4 million and $3.4 million as of March 31, 2020 and December 31, 2019, respectively.

(2)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of (i) unamortized note discount (net of premium) and (ii) unamortized debt issuance costs of $7.6 million and $7.7 million as of March 31, 2020 and December 31, 2019, respectively.

(3)
¥25 billion (or $231.8 million) aggregate principal amount of 0.509% senior notes of KKR due 2023. Borrowing outstanding is presented net of unamortized debt issuance costs of $0.9 million and $1.0 million as of March 31, 2020 and December 31, 2019, respectively. These senior notes are denominated in Japanese Yen ("JPY").

Notes to Financial Statements (Continued)

(4)
¥5.0 billion (or $46.4 million) aggregate principal amount of 0.764% senior notes of KKR due 2025. Borrowing outstanding is presented net of unamortized debt issuance costs of $0.6 million and $0.6 million as of March 31, 2020 and December 31, 2019, respectively. These senior notes are denominated in JPY.

(5)
¥10.3 billion (or $95.5 million) aggregate principal amount of 1.595% senior notes of KKR due 2038. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.1 million and $1.1 million as of March 31, 2020 and December 31, 2019, respectively. These senior notes are denominated in JPY.

(6)
€650 million (or $718.7 million) aggregate principal amount of 1.625% senior notes of KKR due 2029. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $6.1 million and $6.3 million as of March 31, 2020 and December 31, 2019, respectively. These senior notes are denominated in euro.

(7)
$500 million aggregate principal amount of 3.750% senior notes of KKR due 2029. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $4.6 million and $4.7 million as of March 31, 2020 and December 31, 2019, respectively

(8)
$500 million aggregate principal amount of 3.625% senior notes of KKR due 2050. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $5.5 million as of March 31, 2020.

(9)
KKR consolidates KFN and thus reports KFN's outstanding $500.0 million aggregate principal amount of 5.500% senior notes due 2032. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $4.0 million and $4.0 million as of March 31, 2020 and December 31, 2019, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(10)
KKR consolidates KFN and thus reports KFN's outstanding $120.0 million aggregate principal amount of 5.200% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.6 million and $1.6 million as of March 31, 2020 and December 31, 2019, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(11)
KKR consolidates KFN and thus reports KFN's outstanding $70.0 million aggregate principal amount of 5.400% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.2 million and $1.2 million as of March 31, 2020 and December 31, 2019, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(12)
KKR consolidates KFN and thus reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 4.2% and 4.4% and the weighted average years to maturity is 16.5 years and 16.8 years as of March 31, 2020 and December 31, 2019, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(13)	The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.

(14)	The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.

Revolving Credit Facilities
KCM Credit Agreement
On March 20, 2020, KKR Capital Markets Holdings L.P. and certain other capital market subsidiaries (collectively, the “KCM Borrowers”) of KKR & Co. Inc. entered into a third amended and restated 5-year revolving credit agreement (the “KCM Credit Agreement”) with a major financial institution, as administrative agent, and the lenders party thereto. The KCM Credit Agreement provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit, expires on March 20, 2025 and ranks pari passu with the existing $750 million 364-day revolving credit facility provided by them for KKR’s capital markets business. The prior second amended and restated 5-year revolving credit agreement, dated as of March 30, 2016, between the KCM Borrowers, the administrative agent, and the lenders party thereto, was terminated according to its terms on March 20, 2020 and replaced by the KCM Credit Agreement.
If a borrowing is made on the KCM Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the loan is a Eurocurrency loan, it will be based on LIBOR plus the applicable margin which ranges initially between 1.75% and 3.00%, depending on the amount and nature of the loan. If the loan is an ABR Loan, it will be based on the prime rate plus the applicable margin which ranges initially between 0.75% and 2.00% depending on the amount and nature of the loan. Borrowings under this facility may only be used for KKR’s capital markets business, and its only obligors are entities involved in KKR’s capital markets business, and its liabilities are non-recourse to other parts of KKR.

As of March 31, 2020, no amounts were outstanding under the KCM Credit Agreement; however various letters of credit were outstanding in the amount of $48.7 million, which reduce the overall borrowing capacity of the KCM Credit Agreement.
The KCM Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including a financial covenant providing for a maximum debt to equity ratio for the KCM Borrowers. The KCM Borrowers’ obligations under the KCM Credit Agreement are secured by certain assets of the KCM Borrowers, including a pledge of equity interests of certain subsidiaries of the KCM Borrowers.

Notes to Financial Statements (Continued)

KCM Short-Term Credit Agreement

On April 10, 2020, the KCM Borrowers entered into a 364-day revolving credit agreement (the "KCM Short-Term Credit Agreement”) with a major financial institution, as administrative agent, and the lenders party thereto. The KCM Short-Term Credit Agreement provides for revolving borrowings of up to $750 million, expires on April 9, 2021, and ranks pari passu with the existing KCM Credit Agreement provided by them for KKR's capital markets business. The prior 364-day revolving credit agreement, dated as of June 27, 2019, between the KCM Borrowers and a major financial institution, as administrative agent, and the lenders party thereto, was terminated according to its terms on April 10, 2020 and replaced by the KCM Revolver Agreement.

If a borrowing is made under the KCM Short-Term Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the borrowing is a Eurocurrency loan, it will be based on a LIBOR rate plus an applicable margin ranging between 1.50% and 2.75%, depending on the duration of the loan. If the borrowing is an ABR loan, it will be based on a base rate plus an applicable margin ranging between 0.50% and 1.75%, depending on the duration of the loan. Borrowings under the KCM Short-Term Credit Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR's capital markets business. Obligations under the KCM Short-Term Credit Agreement are limited to the KCM Borrowers, which are solely entities involved in KKR's capital markets business, and liabilities under the KCM Short-Term Credit Agreement are non-recourse to other parts of KKR.

The KCM Short-Term Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including a financial covenant providing for a maximum debt to equity ratio for the KCM Borrowers. The KCM Borrowers' obligations under the KCM Short-Term Credit Agreement are secured by certain assets of the KCM Borrowers, including a pledge of equity interests of certain subsidiaries of the KCM Borrowers.

Notes Issuance

KKR Issued 3.625% Senior Notes Due 2050
On February 25, 2020, KKR Group Finance Co. VII LLC, an indirect subsidiary of KKR & Co. Inc., issued $500 million aggregate principal amount of its 3.625% Senior Notes due 2050 (the "2050 Senior Notes"). The 2050 Senior Notes are guaranteed by KKR & Co. Inc. and KKR Group Partnership.

The 2050 Senior Notes bear interest at a rate of 3.625% per annum and will mature on February 25, 2050, unless earlier redeemed. Interest on the 2050 Senior Notes accrues from February 25, 2020 and is payable semi-annually in arrears on February 25 and August 25 of each year, commencing on August 25, 2020 and ending on the applicable maturity date. The 2050 Senior Notes are unsecured and unsubordinated obligations of the issuer. The 2050 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the guarantors. The guarantees are unsecured and unsubordinated obligations of the guarantors.

The indenture, as supplemented by the first supplemental indenture, related to the 2050 Senior Notes includes covenants, including limitations on the issuer's and the guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2050 Senior Notes may declare the 2050 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2050 Senior Notes and any accrued and unpaid interest on the 2050 Senior Notes automatically become due and payable. Prior to August 25, 2049, the issuer may redeem the 2050 Senior Notes at its option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2050 Senior Notes. On or after August 25, 2049, the issuer may redeem the 2050 Senior Notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2050 Senior Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date of redemption. If a change of control repurchase event occurs, the 2050 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2050 Senior Notes repurchased plus any accrued and unpaid interest on the 2050 Senior Notes repurchased to, but not including, the date of repurchase.

Notes to Financial Statements (Continued)

KKR Issued additional 3.750% Senior Notes Due 2029

On April 21, 2020, KKR Group Finance Co. VI LLC, an indirect subsidiary of KKR & Co. Inc., issued an additional $250 million aggregate principal amount of its 3.750% Senior Notes due 2029 (the "New 3.750% Senior Notes"). The New 3.750% Senior Notes are guaranteed by KKR & Co. Inc. and KKR Group Partnership. The New 3.750% Senior Notes constitute an issuance of additional notes under the indenture governing the notes. The New 3.750% Senior Notes have substantially the same terms as, and are treated as a single series with, the existing $500 million aggregate principal amount of 3.750% Senior Notes issued on July 1, 2019.

Other Debt Obligations
As of March 31, 2020, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other	$3,925,654	$8,669,388	$8,634,879	3.3%	4.1
Debt Obligations of Consolidated CLOs	—	13,130,703	13,130,703	(1)	10.8
	$3,925,654	$21,800,091	$21,765,582

(1)
The senior notes of the consolidated CLOs had a weighted average interest rate of 2.8%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of March 31, 2020, the fair value of the consolidated CFE assets was $14.0 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.
Debt Covenants
Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of March 31, 2020. KKR is in compliance with its debt covenants in all material respects as of March 31, 2020.

11. INCOME TAXES
KKR & Co. Inc. is a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal, state and local corporate income taxes at the entity level on KKR’s share of net taxable income. In addition, KKR Group Partnership and certain of its subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in certain non-U.S. jurisdictions. These entities, in some cases, are subject to U.S. state or local income taxes or non-U.S. income taxes.
The effective tax rates were 7.9% and 9.3% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate differs from the statutory rate primarily because a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties.
During the three months ended March 31, 2020, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, it did not have a material impact on KKR's tax provision for the current period.

Notes to Financial Statements (Continued)

12. EQUITY BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020	2019
Equity Incentive Plans	$51,003	$54,885
KKR Holdings Principal Awards	20,576	23,666
Total (1)	$71,579	$78,551

(1)
Includes $0.3 million and $(0.3) million of equity based compensation for the three months ended March 31, 2020 and 2019, respectively, related to employees of equity method investees. Such amounts are included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

Equity Incentive Plans
Under the 2019 Equity Incentive Plan, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. Class A common stock. The total number of shares of Class A common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of Class A common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. Vested awards under the Equity Incentive Plans dilute KKR & Co. Inc. common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in KKR Group Partnership.
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
The following table presents information regarding the discount for the lack of participation rights in the expected dividends by grant date:

Date of Grant	Discount per share (1)
January 1, 2016 to December 31, 2016	$0.64
January 1, 2017 to December 31, 2017	$0.68
January 1, 2018 to June 30, 2018	$0.68
July 1, 2018 to December 31, 2019	$0.50
January 1, 2020 to Present	$0.54

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

In addition, the grant date fair value assumes that holders of the Market Condition Awards will not participate in dividends until such awards have met their vesting requirements. Compensation expense is recognized over the Derived Vesting Period, which was estimated to be 3 years from the date of grant, on a straight-line basis. As of March 31, 2020, there was approximately $4.0 million of estimated unrecognized compensation expense related to unvested Market Condition Awards and such awards did not meet their market-price based vesting condition.
As of March 31, 2020, there was approximately $246.7 million of total estimated unrecognized expense related to unvested awards, including Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2020	$111.7
2021	86.3
2022	38.3
2023	8.4
2024	1.7
2025	0.3
Total	$246.7

A summary of the status of unvested awards granted under the Equity Incentive Plans, excluding Market Condition Awards as described above, from January 1, 2020 through March 31, 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	22,697,645	$18.46
Granted	68,419	28.55
Vested	(23,187)	15.17
Forfeitures	(194,274)	17.81
Balance, March 31, 2020	22,548,603	$18.50

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.0 years.

Notes to Financial Statements (Continued)

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plans is presented below:

Vesting Date	Shares
April 1, 2020	6,790,406
October 1, 2020	4,135,013
April 1, 2021	4,728,893
October 1, 2021	2,625,837
April 1, 2022	1,659,089
October 1, 2022	1,325,461
April 1, 2023	838,826
October 1, 2023	130,649
April 1, 2024	182,585
October 1, 2024	5,133
April 1, 2025	126,711
22,548,603

KKR Holdings Awards
KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into Class A common stock of KKR & Co. Inc. on a one-for-one basis. As of March 31, 2020 and 2019, KKR Holdings owned approximately 34.1% or 286,477,271 units and 35.9% or 298,645,285 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. All of the KKR Holdings units (except for less than 1.2% of the outstanding KKR Holdings units) have been granted as of March 31, 2020, and certain Holdings units remain subject to vesting.
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
The awards described above were granted from outstanding but previously unallocated units of KKR Holdings, and consequently these grants did not increase the number of KKR Holdings units outstanding or outstanding KKR & Co. Inc. Class A common stock on a fully-diluted basis. If and when vested, these awards will not dilute KKR's respective ownership interests in KKR Group Partnership.
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
As of March 31, 2020, there was approximately $129.3 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2020	$58.5
2021	45.1
2022	25.7
Total	$129.3

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2020 through March 31, 2020 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	16,569,479	$14.43
Granted	—	—
Vested	—	—
Forfeitures	(360,000)	11.19
Balance, March 31, 2020	16,209,479	$14.51

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.2 years.
A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
April 1, 2020	124,479
May 1, 2020	2,905,000
October 1, 2020	2,940,000
May 1, 2021	2,905,000
October 1, 2021	3,425,000
October 1, 2022	3,910,000
16,209,479

Notes to Financial Statements (Continued)

13. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	March 31, 2020	December 31, 2019
Amounts due from portfolio companies	$119,786	$120,391
Amounts due from unconsolidated investment funds	731,965	594,184
Amounts due from related entities	733	2,824
Due from Affiliates	$852,484	$717,399
Due to Affiliates consists of:

	March 31, 2020	December 31, 2019
Amounts due to KKR Holdings - tax receivable agreement	$145,071	$131,288
Amounts due to unconsolidated investment funds	116,649	154,810
Due to Affiliates	$261,720	$286,098

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
See Note 17. "Subsequent Events."

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
In connection with the issuance of the Series A Preferred Stock and Series B Preferred Stock, KKR Group Partnership issued for the benefit of KKR & Co. Inc. corresponding series of preferred units with economic terms that mirror those of the Series A Preferred Stock and Series B Preferred Stock, as applicable.

Notes to Financial Statements (Continued)

Share Repurchase Program
KKR has increased the total available amount under its repurchase program to $500 million, which may be used for the repurchase of shares of Class A common stock of KKR & Co. Inc. and retirement of equity awards granted pursuant to the Equity Incentive Plans. Under this repurchase program, shares of Class A common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of Class A common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive Class A common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of Class A common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time.
The following table presents KKR & Co. Inc. Class A common stock that has been repurchased or equity awards retired under the repurchase program:

	Three Months Ended March 31,
	2020	2019
Shares of Class A common stock repurchased	10,209,673	1,370,289
Equity Awards for Class A common stock retired	—	—

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

Notes to Financial Statements (Continued)

Noncontrolling Interests held by KKR Holdings
Noncontrolling interests held by KKR Holdings include economic interests held by principals indirectly in KKR Group Partnership Units. Such principals receive financial benefits from KKR's business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. These financial benefits are not paid by KKR & Co. Inc. and are borne by KKR Holdings.
The following tables present the calculation of total noncontrolling interests:

	Three Months Ended March 31, 2020
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$13,966,250	$5,728,634	$19,694,884
Net income (loss) attributable to noncontrolling interests (1)	(2,095,235)	(852,194)	(2,947,429)
Other comprehensive income (loss), net of tax (2)	(6,602)	(7,512)	(14,114)
Exchange of KKR Holdings Units to Class A Common Stock (3)	—	(71,894)	(71,894)
Equity-based and other non-cash compensation	—	20,696	20,696
Capital contributions	1,120,943	23	1,120,966
Capital distributions	(484,609)	(40,047)	(524,656)
Transfer of interests under common control (4)	(21,830)	7,445	(14,385)
Balance at the end of the period	$12,478,917	$4,785,151	$17,264,068

	Three Months Ended March 31, 2019
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$10,984,910	$4,625,448	$15,610,358
Net income (loss) attributable to noncontrolling interests (1)	436,359	481,368	917,727
Other comprehensive income (loss), net of tax (2)	2,511	121	2,632
Exchange of KKR Holdings Units to Class A Common Stock(3)	—	(7,094)	(7,094)
Equity-based and other non-cash compensation	—	23,118	23,118
Capital contributions	1,194,792	23	1,194,815
Capital distributions	(812,144)	(43,942)	(856,086)
Balance at the end of the period	$11,806,428	$5,079,042	$16,885,470

(1)	Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests held by KKR Holdings.

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

(4)
KKR acquired KKR Capstone on January 1, 2020. KKR Capstone was consolidated prior to January 1, 2020 and consequently, this transaction was accounted for as an equity transaction. This transaction resulted in an increase to the KKR Group Partnership equity. Accordingly, both KKR's equity and noncontrolling interests held by KKR Holdings increased for their proportionate share of the KKR Capstone equity based on their ownership in KKR Group Partnership on January 1, 2020.

Net income (loss) attributable to each of KKR & Co. Inc. Class A common stockholders and KKR Holdings, with the exception of certain tax assets and liabilities that are directly allocable to KKR & Co. Inc., is attributed based on the percentage of the weighted average KKR Group Partnership Units directly or indirectly held by KKR & Co. Inc. and KKR Holdings, each of which directly or indirectly holds equity of KKR Group Partnership. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings, (ii) the periodic exchange of KKR Holdings units for KKR & Co. Inc. Class A common stock pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the Equity Incentive Plans, equity allocations shown in the consolidated statement of changes in equity differ from their respective pro rata ownership interests in KKR's net assets.

Notes to Financial Statements (Continued)

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(4,227,953)	$1,627,046
(-) Net income (loss) attributable to Noncontrolling Interests in consolidated entities	(2,095,235)	436,359
(-) Preferred Stock Dividends	8,341	8,341
(+) Income tax expense (benefit) attributable to KKR & Co. Inc.	(363,836)	158,962
Net income (loss) attributable to KKR & Co. Inc. Class A Common Stockholders and KKR Holdings	$(2,504,895)	$1,341,308

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$(852,194)	$481,368

16. COMMITMENTS AND CONTINGENCIES
Funding Commitments
As of March 31, 2020, KKR had unfunded commitments consisting of $6,235.5 million to its active investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets business line. As of March 31, 2020, these commitments amounted to $200.0 million and $570.8 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has an arrangement with a third party, which reduces its risk when underwriting certain debt transactions, and thus our unfunded commitments as of March 31, 2020 have been reduced to reflect the amount to be funded by such third party. In the case of purchases of investments or assets in KKR's Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
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

Contingent Repayment Guarantees
The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of March 31, 2020, approximately $155 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their March 31, 2020 fair values. Of this amount, approximately $62 million is the obligation of certain current and former KKR employees, and approximately $93 million is the obligation of KKR. If the investments in all of our funds were to be liquidated at zero value, the clawback obligation would be approximately $2.4 billion. Of this amount, approximately $1.0 billion would be the obligation of certain current and former KKR employees, and approximately $1.4 billion would be the obligation of KKR. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair

Notes to Financial Statements (Continued)

values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.
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

Notes to Financial Statements (Continued)

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

17. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.135 per share of Class A common stock of KKR & Co. Inc. was announced on May 6, 2020, and will be paid on June 2, 2020 to Class A common stockholders of record as of the close of business on May 18, 2020. KKR Holdings will receive its pro rata share of the distribution from KKR Group Partnership.
Preferred Stock Dividend
A dividend of $0.421875 per share of Series A Preferred Stock has been declared as announced on May 6, 2020 and set aside for payment on June 15, 2020 to holders of record of Series A Preferred Stock as of the close of business on June 1, 2020.
A dividend of $0.406250 per share of Series B Preferred Stock has been declared as announced on May 6, 2020 and set aside for payment on June 15, 2020 to holders of record of Series B Preferred Stock as of the close of business on June 1, 2020.
Amendment and Restatement of Certificate of Incorporation
Effective May 8, 2020 (the "Effective Date"), KKR & Co. Inc. amended and restated its Certificate of Incorporation to, among other changes, rename its Class A common stock as common stock and reclassify its Class B common stock and Class C common stock into Series I preferred stock and Series II preferred stock, respectively. Common stock, Series I preferred stock and Series II preferred stock have the same rights and powers that Class A common stock, Class B common stock and Class C common stock had, respectively, prior to the Effective Date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. Inc., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 18, 2020 (our "Annual Report"), including the audited consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-looking Statements," "Business Environment" and "Risk Factors" in this report, our Annual Report, and our other filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements.

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
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 360 private equity investments in portfolio companies with a total transaction value in excess of $630 billion as of March 31, 2020. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, capital markets, infrastructure, energy, real estate, growth equity and core investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of March 31, 2020, approximately 77% of our capital is committed for an average of 8 years or more, providing us with significant flexibility to increase the value of the investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.
Our Business Lines

Private Markets

Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity and core investments. We also manage and sponsor investment funds that invest capital in real assets, such as infrastructure, energy and real estate. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of March 31, 2020, our Private Markets business line had $114.1 billion of AUM, consisting of $73.5 billion in private equity (including growth equity, core, and impact investments), $28.4 billion in real assets (including infrastructure, energy, and real estate) and $12.2 billion in other related strategies.

The table below presents information as of March 31, 2020, relating to our current private equity, growth equity, core investment and real asset funds and other investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect additional capital raised, acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2020.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest

Private Equity and Growth Equity Funds
Americas Fund XII	1/2017	1/2023	$13,500.0	$7,061.9	5.8%	$6,461.8	$89.0	$6,373.6	$7,066.4	$0.5
North America Fund XI	9/2012	1/2017	8,718.4	576.3	2.9%	9,579.6	11,299.6	5,303.6	7,470.0	407.9
2006 Fund (4)	9/2006	9/2012	17,642.2	247.4	2.1%	17,304.5	31,003.8	3,285.8	4,643.9	269.1
Millennium Fund (4)	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	14,123.1	—	6.1	1.3
European Fund V	3/2019	7/2025	6,030.3	5,584.6	1.9%	717.9	—	717.9	465.4	—
European Fund IV	12/2014	3/2019	3,508.6	241.3	5.7%	3,372.9	1,968.6	2,472.7	3,658.4	218.4
European Fund III (4)	3/2008	3/2014	5,508.0	148.2	5.2%	5,359.8	10,463.6	396.9	235.3	(29.1)
European Fund II (4)	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,507.4	—	34.3	(0.2)
Asian Fund III	4/2017	4/2023	9,000.0	4,928.2	5.6%	4,292.3	985.4	3,996.8	5,051.8	183.5
Asian Fund II	4/2013	4/2017	5,825.0	315.8	1.3%	6,522.4	4,051.2	4,345.1	5,466.4	228.2
Asian Fund (4)	7/2007	4/2013	3,983.3	—	2.5%	3,945.9	8,535.4	173.5	190.4	4.5
China Growth Fund (4)	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	805.5	549.1	450.8	(16.2)
Next Generation Technology Growth Fund II	12/2019	12/2025	2,088.3	2,088.3	7.2%	—	—	—	—	—
Next Generation Technology Growth Fund	3/2016	12/2019	658.9	10.5	22.5%	653.9	45.9	603.3	979.7	34.9
Health Care Strategic Growth Fund	12/2016	12/2021	1,331.0	906.2	11.3%	503.9	82.4	415.3	692.6	28.7
Global Impact Fund	2/2019	2/2025	1,242.2	1,156.5	8.1%	85.7	—	85.7	62.5	—
Private Equity and Growth Equity Funds			91,797.0	23,265.2		71,561.4	91,960.9	28,719.3	36,474.0	1,331.5

Co-Investment Vehicles and Other	Various	Various	11,760.1	5,134.1	Various	6,802.5	4,852.1	4,455.6	5,414.8	298.0

Total Private Equity and Growth Equity Funds			103,557.1	28,399.3		78,363.9	96,813.0	33,174.9	41,888.8	1,629.5

Core Investment Vehicles	Various	Various	9,745.0	5,045.1	35.9%	4,699.9	—	4,699.9	6,271.2	43.3

Real Assets
Energy Income and Growth Fund II	6/2018	6/2021	994.2	587.6	20.1%	416.3	9.6	407.1	356.1	—
Energy Income and Growth Fund	9/2013	6/2018	1,974.2	59.3	12.9%	1,963.4	781.9	1,287.7	726.1	—
Natural Resources Fund (4)	Various	Various	887.4	0.9	Various	886.5	123.2	194.2	41.1	—
Global Energy Opportunities	Various	Various	914.1	188.4	Various	501.3	128.2	338.0	193.8	—
Global Infrastructure Investors III	6/2018	6/2024	7,148.7	4,576.9	3.8%	2,623.4	51.5	2,584.8	2,501.7
Global Infrastructure Investors II	10/2014	6/2018	3,039.8	158.2	4.1%	3,117.7	847.1	2,554.9	3,979.6	139.8
Global Infrastructure Investors	9/2011	10/2014	1,040.2	25.4	4.8%	1,047.6	1,364.9	319.9	824.2	55.2
Asia Pacific Infrastructure Investors	1/2020	1/2026	1,759.5	1,759.5	14.2%	—	—	—	—	—
Real Estate Partners Americas II	5/2017	12/2020	1,921.2	915.5	7.8%	1,164.7	342.5	993.7	1,116.7	31.5
Real Estate Partners Americas	5/2013	5/2017	1,229.1	148.2	16.3%	1,010.7	1,351.4	222.1	127.6	5.0
Real Estate Partners Europe	9/2015	12/2019	707.9	231.8	9.3%	548.0	146.1	475.3	543.2	10.6
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130.0	122.2	4.4%	1,007.8	161.9	1,007.8	964.3	—
Property Partners Americas	12/2019	(5)	1,512.5	1,317.2	33.1%	195.3	—	195.3	196.8	—
Co-Investment Vehicles and Other	Various	Various	4,893.7	3,268.8	Various	1,624.9	831.3	1,621.2	1,838.8	0.7

Real Assets			29,152.5	13,359.9		16,107.6	6,139.6	12,202.0	13,410.0	242.8

Other
Unallocated Commitments (6)			1,985.8	1,985.8	Various	—	—	—	—	—

Private Markets Total			$144,440.4	$48,790.1		$99,171.4	$102,952.6	$50,076.8	$61,570.0	$1,915.6

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on March 31, 2020, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital, with the limited partners' investment further reduced for any realized gains from which the general partner did not receive a carried interest.

(4)	The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.

(5)	Open ended fund.

(6)	"Unallocated Commitments" represent unallocated commitments from our strategic investor partnerships.

The table below presents information as of March 31, 2020, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since March 31, 2020, or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	14,123.1	6.1	14,129.2	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,750.8	5,750.8	8,507.4	34.3	8,541.7	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,304.5	31,003.8	4,643.9	35,647.7	11.7%	9.1%	2.1
Asian Fund (2007)	3,983.3	3,945.9	8,535.4	190.4	8,725.8	18.9%	13.7%	2.2
European Fund III (2008) (2)	5,508.0	5,359.8	10,463.6	235.3	10,698.9	16.5%	11.4%	2.0
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	199.6	—	199.6	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010.0	1,010.0	805.5	450.8	1,256.3	6.2%	2.0%	1.2
Natural Resources Fund (2010)	887.4	886.5	123.2	41.1	164.3	(33.8)%	(36.4)%	0.2
Global Infrastructure Investors (2011) (2)	1,040.2	1,047.6	1,364.9	824.2	2,189.1	17.5%	15.5%	2.1
North America Fund XI (2012)	8,718.4	9,579.6	11,299.6	7,470.0	18,769.6	21.5%	16.9%	2.0
Asian Fund II (2013)	5,825.0	6,522.4	4,051.2	5,466.4	9,517.6	13.2%	9.4%	1.5
Real Estate Partners Americas (2013)	1,229.1	1,010.7	1,351.4	127.6	1,479.0	17.4%	12.6%	1.5
Energy Income and Growth Fund (2013)	1,974.2	1,963.4	781.9	726.1	1,508.0	(9.5)%	(12.4)%	0.8
Global Infrastructure Investors II (2014) (2)	3,039.8	3,117.7	847.1	3,979.6	4,826.7	18.3%	15.6%	1.5
European Fund IV (2015) (2)	3,508.6	3,372.9	1,968.6	3,658.4	5,627.0	23.0%	17.5%	1.7
Real Estate Partners Europe (2015) (2)	707.9	548.0	146.1	543.2	689.3	13.6%	8.8%	1.3
Next Generation Technology Growth Fund (2016)	658.9	653.9	45.9	979.7	1,025.6	26.4%	20.6%	1.6
Health Care Strategic Growth Fund (2016)	1,331.0	503.9	82.4	692.6	775.0	64.8%	34.5%	1.5
Americas Fund XII (2017)	13,500.0	6,461.8	89.0	7,066.4	7,155.4	7.3%	3.2%	1.1
Real Estate Credit Opportunity Partners (2017)	1,130.0	1,007.8	161.9	964.3	1,126.2	6.6%	5.4%	1.1
Core Investment Vehicles (2017)	9,745.0	4,699.9	—	6,271.2	6,271.2	18.0%	16.9%	1.3
Asian Fund III (2017)	9,000.0	4,292.3	985.4	5,051.8	6,037.2	34.5%	23.7%	1.4
Real Estate Partners Americas II (2017)	1,921.2	1,164.7	342.5	1,116.7	1,459.2	25.4%	19.1%	1.3
Global Infrastructure Investors III (2018) (2)(3)	7,148.7	2,623.4	—	2,501.7	2,501.7	—	—	—
European Fund V (2019) (2)(3)	6,030.3	717.9	—	465.4	465.4	—	—	—
Energy Income and Growth Fund II (2019) (3)	994.2	416.3	—	356.1	356.1	—	—	—
Next Generation Technology Growth Fund II (2019) (3)	2,088.3	—	—	—	—	—	—	—
Global Impact Fund (2019) (3)	1,242.2	85.7	—	62.5	62.5	—	—	—
Asia Pacific Infrastructure Investors (2019) (3)	1,759.5	—	—	—	—	—	—	—
Property Partners Americas (2019) (3)	1,512.5	195.3	—	196.8	196.8	—	—	—
Subtotal - Included Funds	128,167.9	93,523.9	106,037.2	54,122.6	160,159.8	15.4%	11.4%	1.7

All Funds	$144,642.4	$109,998.4	$156,306.5	$54,122.6	$210,429.1	25.6%	18.7%	2.0

(1)
These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction").

(2)
The following table presents information regarding investment funds with euro-denominated commitments. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on March 31, 2020, in the case of unfunded commitments.

Private Markets Investment Funds	Commitment (€ in millions)
European Fund	€196.5
European Fund II	€2,597.5
European Fund III	€2,882.8
E2 Investors (Annex Fund)	€55.5
Global Infrastructure Investors	€30.0
Global Infrastructure Investors II	€243.8
European Fund IV	€1,626.1
Real Estate Partners Europe	€276.6
Global Infrastructure Investors III	€987.0
European Fund V	€2,144.2

(3)
The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to March 31, 2020. None of the Global Infrastructure Investors III, European Fund V, Energy Income and Growth Fund II, Next Generation Technology Growth Fund II, Global Impact Fund, Asia Pacific Infrastructure Investors, or Property Partners Americas has invested for at least 24 months as of March 31, 2020. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.

(4)
An investment is considered realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have either made their first investment more recently than 24 months prior to March 31, 2020 or have not had any realizations.

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

Public Markets

Through our Public Markets business line, we operate our combined credit and hedge funds platforms. Our credit business invests capital in (i) leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations and private credit strategies such as direct lending and private opportunistic credit (or mezzanine) investment strategies. The funds, CLOs, separately managed accounts, investment companies registered under the Investment Company Act of 1940 (the "Investment Company Act") and alternative investment funds ("AIFs") in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, and KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland ("CBI"). Our business development company ("BDC") platform consists of BDCs advised by FS/KKR Advisor, LLC ("FS/KKR Advisor"), which is an investment adviser jointly owned by KKR and Franklin Square Holdings, L.P. ("FS Investments") following the completion of our strategic partnership with FS Investments on April 9, 2018. Our Public Markets business line also includes our hedge funds platform, which consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "hedge fund partnerships"). Our hedge fund partnerships offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds and credit hedge funds.
We intend to continue to grow the Public Markets business line by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

As of March 31, 2020, our Public Markets business line had $93.0 billion of AUM, comprised of $37.9 billion of assets managed in our leveraged credit strategies (which include $4.3 billion of assets managed in our opportunistic credit strategy and $1.8 billion of assets managed in our revolving credit strategy), $5.1 billion of assets managed in our special situations strategy, $23.9 billion of assets managed in our private credit strategies, $25.3 billion of assets managed through our hedge fund platform, and $0.8 billion of assets managed in other strategies. Our private credit strategies include $17.5 billion of assets managed in our direct lending strategy and $6.4 billion of assets managed in our private opportunistic credit strategy. Our BDC platform has approximately $15.3 billion in combined assets under management, which are reflected in the AUM of our leveraged credit strategies and alternative credit strategies above. We report all of the assets under management of the BDCs in our BDC platform. We report only a pro rata portion of the AUM in our strategic partnership with third-party hedge fund managers based on KKR's percentage ownership in them.
Credit

Performance
We generally review our performance in our credit business by investment strategy.

Our leveraged credit strategies principally invest through separately managed accounts, BDCs, CLOs and investment funds. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to March 31, 2020. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	6.38%	5.77%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	4.74%
Opportunistic Credit (3)	May 2008	10.00%	8.15%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.04%
Bank Loans	Apr 2011	3.50%	2.92%	S&P/LSTA Loan Index (4)	2.57%
High-Yield	Apr 2011	5.68%	5.10%	BoAML HY Master II Index (5)	4.57%
Bank Loans Conservative	Apr 2011	3.15%	2.57%	S&P/LSTA BB-B Loan Index (6)	2.63%
European Leveraged Loans (7)	Sep 2009	3.47%	2.96%	CS Inst West European Leveraged Loan Index (8)	2.82%
High-Yield Conservative	Apr 2011	5.32%	4.75%	BoAML HY BB-B Constrained (9)	4.62%
European Credit Opportunities (7)	Sept 2007	2.45%	1.53%	S&P European Leveraged Loans (All Loans) (10)	2.80%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

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

(11)	This strategy has not called any capital as of March 31, 2020. As a result, the gross and net return performance measures are not meaningful and are not included above.
Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to March 31, 2020. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Special Situations Fund II	Dec 2014	$3,524.7	$2,746.3	$588.8	$1,872.8	$2,461.6	(4.3)%	(6.6)%	0.9	$—
Special Situations Fund	Dec 2012	2,274.3	2,273.0	1,552.4	619.8	2,172.2	(1.2)%	(3.4)%	1.0	—
Mezzanine Partners	Mar 2010	1,022.8	920.1	1,081.8	194.4	1,276.2	10.7%	7.5%	1.4	(20.0)
Private Credit Opportunities Partners II	Dec 2015	2,245.1	1,590.8	118.5	1,540.9	1,659.4	3.7%	2.0%	1.0	—
Lending Partners III	Apr 2017	1,497.8	657.0	108.9	641.8	750.7	11.9%	9.5%	1.1	7.1
Lending Partners II	Jun 2014	1,335.9	1,179.1	1,100.7	258.1	1,358.8	5.8%	4.7%	1.2	—
Lending Partners	Dec 2011	460.2	405.3	450.7	24.2	474.9	4.7%	3.0%	1.2	—
Lending Partners Europe	Mar 2015	847.6	604.9	178.6	387.5	566.1	(2.0)%	(5.0)%	0.9	—
Other Alternative Credit Vehicles	Various	10,571.2	5,189.0	3,282.5	3,011.5	6,294.0	N/A	N/A	N/A	17.8
Unallocated Commitments (4)	Various	285.6	—	—	—	—	N/A	N/A	N/A	—
All Funds		$24,065.2	$15,565.5	$8,462.9	$8,551.0	$17,013.9				$4.9
(1)    Recycled capital is excluded from the amounts invested and realized.
(2)    These credit funds utilize third-party financing facilities to provide liquidity to such funds, and in such event, IRRs are calculated from the time capital contributions are due from fund investors to the time fund investors receive a related distribution from the fund. The use of such financing facilities generally decreases the amount of invested capital that would otherwise be used to calculate IRRs, which tends to increase IRRs when fair value grows over time and decrease IRRs when fair value decreases over time. IRRs measure the aggregate annual compounded returns generated by a fund's investments over a holding period and are calculated taking into account recycled capital. Net IRRs presented are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees. Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees.
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

Public Markets AUM and Vehicle Structures
The table below presents information as of March 31, 2020, based on the investment funds, vehicles or accounts offered by our Public Markets business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$20,764	$19,576	0.10% - 1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	15,618	15,618	0.40% - 0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	36,382	35,194

Alternative Credit: (3)
Special Situations	5,381	4,737	0.90% - 1.75% (4)	10.00 - 20.00%	7.00 - 12.00%	8-15 Years (2)
Private Credit	10,568	5,997	0.50% - 1.50%	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (2)
Total Alternative Credit	15,949	10,734

Hedge Funds (5)	25,347	20,276	0.50% - 2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	15,286	15,286	0.60%	8.00%	7.00%	Indefinite
Total	$92,964	$81,490

(1)
Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share up to 20% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds and vehicles to regain prior losses before any performance fee is earned.

(2)
Duration of capital is measured from inception. Inception dates for CLOs were between 2013 and 2020 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2020.

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
The chart below presents the holdings of our Principal Activities business line by asset class as of March 31, 2020:
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

Business Environment
Economic and Market Conditions
Impact of COVID-19

The outbreak of a novel strain of coronavirus ("COVID-19") continues to impact the United States and other countries throughout the world. In March 2020, the World Health Organization declared COVID-19 to be a pandemic and the United States declared a national emergency due to the outbreak. In connection with these declarations, various governments around the world have instituted measures to slow the transmissions of COVID-19, which substantially restrict individual and business activities. These measures include, for example, closures of non-essential businesses, limitations of crowd size, stay-at-home orders, quarantines, heightened border controls and limitations on travel. Governments in the United States and around the world have responded with fiscal and monetary stimuli that aim to provide emergency assistance to individuals and businesses negatively impacted by COVID-19. The outbreak of COVID-19 and the actions taken in response have had far reaching impact on the U.S. and global economies, contributing to significant volatility in the financial markets, resulting in a general decline in equity prices (including our common stock) and lower interest rates, and causing furloughs and layoffs in the labor market.
We are monitoring developments relating to the global spread of COVID-19 and continuing to assess the potential for adverse impact on our business, including the investment funds we manage and the portfolio companies owned by us and our funds. In addition, we have implemented various initiatives intended to reduce the impact of COVID-19, such as employees working remotely from home, while also seeking to maintain business continuity.
The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, financial performance and operating results for the quarterly periods and full fiscal year of 2020 and possibly beyond, and may be material and affect us in ways that we cannot foresee at this time. Many of the adverse ways in which COVID-19 may impact us have already materialized and adversely affected (or started to materialize and to adversely affect) our stock price, our portfolio valuations, and the operations of our business and the businesses of our portfolio companies, as well as the businesses of entities of which we or our funds are creditors, and our and their other counterparties, including suppliers and customers. These risks may, in the future, become even more significant than is currently the case or than is currently anticipated. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

•
Difficult market and economic conditions may adversely impact the valuations of our and our funds’ investments, particularly if the value of an investment is determined in whole or in part by reference to public equity markets. As points of reference, the S&P 500 Index declined 20% and MSCI World, Europe and Asia Pacific indices declined 21%, 24% and 19%, respectively, in the first quarter of 2020. With respect to credit markets, the S&P/LSTA Leveraged Loan Index and BAML US High Yield Index were each down 13% in the first quarter of 2020. Valuations of our and our funds’ investments are generally correlated to the performance of the relevant equity and debt markets.

Valuations of many of our investments as of March 31, 2020 were lower compared to December 31, 2019, driven primarily by actual and expected revenue declines and decreases in value of our publicly traded portfolio companies and of comparable companies in the case of our privately held portfolio companies, in each case, primarily arising out of the COVID-19 pandemic. These valuation declines had an adverse impact on the overall value of our investment portfolio as of March 31, 2020, as well as a corresponding impact on our book value per share, accrued carried interest and assets under management. Some of the factors that drove these declines, particularly period over period revenue declines, are continuing in the second quarter and may continue for substantially longer periods of time;

•
COVID-19 significantly increases the challenges associated with business planning, strategy, execution, portfolio management, fundraising, and other aspects of our business operations, the operation of our portfolio companies' businesses, and the operation of entities to whom we or our funds have loaned money or otherwise do business through supply or customer relationships. None of us, our portfolio companies or our and their respective counterparties, vendors, or advisors have previously faced a situation that we view as comparable to the current COVID-19 crisis, which, among other factors, involves a major simultaneous supply and demand shock to global, regional and national economies and significant outsize effects on particular business sectors. The future trajectory of the COVID-19 crisis is subject to a complex interplay of epidemiological, technological, social, psychological, economic and political factors that are generally beyond our ability to forecast or control. In this environment, historical comparisons may be of little or no value, while the risk and uncertainty associated with a large number of business decisions is materially increased.

•
Limitation on travel and social distancing requirements implemented in response to COVID-19 challenge our ability to market new or successor funds as anticipated prior to COVID-19, potentially resulting in reduced or delayed revenues. In addition, fund investors may become restricted by their asset allocation policies to invest in new or successor funds that we provide, because these policies often restrict the amount that they are permitted to invest in alternative assets like the strategies of our investment funds in light of the recent decline in public equity markets. Further, the COVID-19 crisis may cause fund investors to change their investment strategies in manners that we cannot now foresee, and that may additionally and negatively affect our ability to raise funds from traditional or other sources;

•
While the market dislocation caused by COVID-19 would expect to present attractive investment opportunities, due to increased volatility in the financial markets, we may not be able to complete those investments;

•
If the impact of COVID-19 continues, we and our funds may have more limited opportunities to successfully exit existing investments, due to, among other reasons, lower valuations, decreased revenues and earnings, lack of potential buyers with financial resources to pursue an acquisition, or limited or no ability to conduct initial public offerings in equity capital markets, resulting in a reduced ability to realize value from such investments;

•
Our portfolio companies are facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding, which may result in potential impairment of our or our funds’ equity investments. Changes in the debt financing markets are impacting, or, if the volatility in financial market continues, may in the future impact, the ability of our portfolio companies to meet their respective financial obligations. We and our funds may experience similar difficulties, and certain funds have been subject to margin calls when the value of securities that collateralize their margin loan decreased substantially;

•
Borrowers of loans, notes and other credit instruments in our credit funds’ portfolio are more likely to be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds are more likely not to be able to pay rents in a timely manner or at all, resulting in a decrease in value of our funds’ credit and real estate investments and lower than expected return. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 could lead to lower interest income for our credit funds;

•
Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment, hospitality, senior living, energy and retail industries. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our funds’ investments. For a discussion of the pandemic's impact on our energy investments, see "—Commodity Markets";

•
COVID-19 may generate workplace, consumer, insurance, contract and other forms of litigation that exposes us, our portfolio companies, suppliers, customers, debtors and other counterparties to risks and claims of a magnitude and nature that we cannot now anticipate;

•
An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments are less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and

•
COVID-19 presents a significant threat to our employees’ well-being and morale. While we have implemented a business continuity plan to protect the health of our employees and have contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and we may experience potential loss of productivity or a delay in the roll out of certain strategic plans.

Given the ongoing nature of the outbreak, at this time we cannot reasonably predict the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. Economic downturn caused by COVID-19 may be prolonged and extend beyond the timeframe of the pandemic itself. We believe COVID-19’s adverse impact on our business, financial performance and operating results will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic's impact on the

U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19; and the negative impact on our fund investors, vendors and other business partners that may indirectly adversely affect us.
See "Item 1A. Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition." in our Annual Report. The impact of COVID-19 may also exacerbate the other risks discussed in our Annual Report.
Economic Conditions. As a global investment firm, we are affected by financial and economic conditions globally. Global and regional economic conditions, including those caused by the COVID-19 pandemic, have substantial impact on our financial condition and results of operations, impacting the values of the investments we make, our ability to exit these investments profitably, our ability to raise capital from investors, and our ability to make new investments. Financial and economic conditions in the United States, European Union, Japan, China, and other major economies are significant contributors to the global economy.

As of March 31, 2020, the U.S. economy experienced a sudden, significant downturn as a result of COVID-19, with key economic indicators reflecting its adverse impact. The U.S. Federal Reserve, in response to the pandemic, cut its benchmark interest rate to near zero, and deployed lending programs, bond purchasing programs and other measures to provide liquidity and support to markets and businesses. In the United States, the government's first estimate of real GDP contracted 4.8%, on a seasonally adjusted annualized basis, for the quarter ended March 31, 2020, compared to growth of 2.1% for the quarter ended December 31, 2019; the U.S. unemployment rate was 4.4% as of March 31, 2020, up from 3.5% as of December 31, 2019; the U.S. core consumer price index was 2.1% on a year-over-year basis as of March 31, 2020, down from 2.3% on a year-over-year basis as of December 31, 2019; and the effective federal funds rate set by the U.S. Federal Reserve was 0.1% as of March 31, 2020, down from 1.6% as of December 31, 2019. The first U.S. real GDP estimate was an advance estimate based on available survey results, and could be revised lower based on more complete data later in May 2020. Similarly, the size and speed of the U.S. unemployment rate due to COVID-19 are likely not fully depicted in the March 31, 2020 data; in April, the unemployment rate rose to 14.7%.
As of March 31, 2020, the European Union's economy suffered a sharp downturn due to COVID-19, as several of its largest member states were severely affected by the pandemic. In response to COVID-19, the European Central Bank announced an emergency asset purchase program, collateral easing measures and other temporary measures to support the European economy. In the Euro Area, real GDP contracted 3.8%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended March 31, 2020, compared to a growth of 0.1%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended December 31, 2019; the Euro Area unemployment rate was 7.4% as of March 31, 2020, up from 7.3% as of December 31, 2019; Euro Area core inflation was 1.0% on a year-over-year basis as of March 31, 2020, down from 1.3% on a year-over-year basis as of December 31, 2019; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of March 31, 2020, unchanged from December 31, 2019.
As of March 31, 2020, Japan appeared to have avoided the worst of the COVID-19 pandemic in the Asian region, but since then, the reported number of cases started to climb significantly, leading to a declaration of national emergency on April 7, 2020. The Japanese economy contracted by 7.1% on a seasonally adjusted annualized basis in the three months ended December 2019, and COVID-19 is expected to induce further contraction in Japan's economy. In China, the negative impact of COVID-19 was significant in the quarter ended March 31, 2020, with China's GDP contracting in the quarter and the government expected to lower its official economic growth target for 2020. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of March 31, 2020, unchanged from December 31, 2019; and in China, reported real GDP was -9.8%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended March 31, 2020, compared to 1.5% in the quarter ended December 31, 2019.
These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. Other key issues include (i) political uncertainty caused by, among other things, populist political parties, economic nationalist sentiments, anti-government protests and the 2020 U.S. Presidential election, as well as geopolitical uncertainty such as U.S.-China relations, (ii) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, and austerity programs, (iii) volatility or downturn in stock and credit markets, (iv) any unexpected shift in the central banks' monetary policies and their impact on the markets, (v) technological advancements and innovations that may disrupt marketplaces and businesses, and (vi) further developments regarding COVID-19 as discussed above. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" in our Annual Report.
Equity and Credit Markets. Global equity and credit markets have a substantial effect on our financial condition and results of operations. In general, a climate of reasonable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns, which also impacts our ability to generate incentive fees and carried interest. Periods of volatility and dislocation in the capital markets, such as the present, raise substantial risks, but also can present us with opportunities to invest at reduced valuations that position us for future growth and investment returns. Low interest rates related to monetary stimulus and economic stagnation may negatively impact expected returns on all types of investments. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies have caused, and may further cause, the default risk of these countries to increase, and this could impact the operations or value of our investments that operate in these regions. Areas that have ongoing central bank quantitative easing campaigns and comparatively low interest rates relative to the United States could potentially experience further currency volatility and weakness relative to the U.S. dollar.

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended March 31, 2020, global equity markets were negative, with the S&P 500 Index down 20% and the MSCI World Index down 21% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (the "VIX"), a measure of volatility, ended at 53.5 as of March 31, 2020, increasing from 13.8 as of December 31, 2019. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report and see also "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report.
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

During the quarter ended March 31, 2020, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widened by 204 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) widened by 517 basis points. The non-investment grade credit indices were down during the quarter ended March 31, 2020, with the S&P/LSTA Leveraged Loan Index and the BAML US High Yield Index both down 13%. During the quarter ended March 31, 2020, 10-year government bond yields fell 125 basis points in the United States, fell 47 basis points in the United Kingdom, fell 29 basis points in Germany, fell 56 basis points in China, and rose 3 basis point in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report.

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
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended March 31, 2020, the euro fell 1.6%, the British pound fell 6.3%, the Japanese yen rose 1.0%, and the Chinese renminbi fell 1.7%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk" in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended March 31, 2020, the 3-year forward price of WTI crude oil decreased approximately 20%, and the 3-year forward price of natural gas decreased approximately 0.4%. The 3-year forward price of WTI crude oil decreased from approximately $52 per barrel to $41 per barrel, and the 3-year forward price of natural gas decreased from approximately $2.42 per mcf to $2.41 per mcf as of December 31, 2019 and March 31, 2020, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In addition, because we hold certain energy real asset investments, which had a fair value of $0.5 billion as of March 31, 2020 on our balance sheet, these price movements would have an amplified impact on our financial results, to the extent unhedged, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" in our Annual Report and see also "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report.

Due in large part to the COVID-19 pandemic, oil prices significantly declined after March 31, 2020, with the price of certain short-dated WTI futures contracts dropping below zero in late April. Although certain oil producers are taking measures to decrease output, if demand stays depressed and the shortage of storage capabilities continue, significant volatility in oil prices is expected to continue. While the impact to longer-term prices of crude oil and natural gas has been less pronounced, we expect negative price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given those commodity prices are an input in our valuation models. However, we expect the impact of the decline will be mitigated by the existence of our near-term commodity price hedges, which make long-term oil and natural gas prices a more significant driver of the valuation of our energy investments than spot prices. As of March 31, 2020, energy strategies make up approximately 1% of our assets under management, 2% of our total GAAP assets and 3% of our operating assets.

Business Conditions
Our operating revenues consist of fees, performance income and investment income. Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.

Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation or income. Since 2010, we have expanded into strategies such as real assets, credit, core, impact and, through hedge fund partnerships, hedge funds. In several of these strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Americas Fund XII, Asian Fund III, European Fund V, Real Estate Partners Americas II, Global Infrastructure Investors III and Next Generation Technology Growth Fund II exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship private equity funds or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" in our Annual Report
Our ability to successfully deploy capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital available to us and participate in capital markets transactions. Greater competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Additionally, because we seek to make investments that have an ability to achieve our targeted returns while taking on a reasonable level of risk, we may experience periods of reduced investment activity. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. Reduced levels of transaction activity also tends to result in reduced potential future investment gains, lower transaction fees and lower fees for our Capital Markets business line, which may earn fees in the syndication of equity or debt.
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

Basis of Accounting

We consolidate the financial results of KKR Group Partnership and their consolidated entities, which include the accounts of our investment management and capital markets companies, the general partners of unconsolidated funds and vehicles, general partners of certain funds that are consolidated and their respective consolidated funds and certain other entities including certain CLOs and CMBS. We refer to CLOs and CMBS as collateralized financing entities ("CFEs").

When an entity is consolidated, we reflect the accounts of the consolidated entity, including its assets, liabilities, revenues, expenses, investment income, cash flows and other amounts, on a gross basis. While the consolidation of a consolidated fund or entity does not have an effect on the amounts of Net Income Attributable to KKR or KKR's stockholders' capital that KKR reports, the consolidation does significantly impact the financial statement presentation under GAAP. This is due to the fact that the accounts of the consolidated entities are reflected on a gross basis while the allocable share of those amounts that are attributable to third parties are reflected as single line items. The single line items in which the accounts attributable to third parties are recorded are presented as noncontrolling interests on the consolidated statements of financial condition and net income (loss) attributable to noncontrolling interests on the consolidated statements of operations.

For a further discussion of our consolidation policies, see Note 2 "Summary of Significant Accounting Policies" to the financial statements included elsewhere in this report.

Key Financial Measures Under GAAP

Revenues

Fees and Other

Fees and other consist primarily of (i) management and incentive fees from providing investment management services to unconsolidated funds, CLOs, other vehicles, and separately managed accounts; (ii) transaction fees earned in connection with successful investment transactions and from capital markets activities; (iii) monitoring fees from providing services to portfolio companies; (iv) expense reimbursements from certain investment funds and portfolio companies; (v) revenue earned by oil and gas entities that are consolidated; and (vi) consulting fees. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

Capital Allocation-Based Income (Loss)
Capital allocation-based income (loss) is earned from those arrangements whereby KKR serves as general partner and includes income from KKR's capital interest as well as "carried interest" which entitles KKR to a disproportionate allocation of investment income from investment funds' limited partners.
For a further discussion of our revenue policies, see Note 2 "Summary of Significant Accounting Policies" to the financial statements included elsewhere in this report.
Expenses
Compensation and Benefits
Compensation and benefits expense includes (i) cash compensation consisting of salaries, bonuses, and benefits, (ii) equity-based compensation consisting of charges associated with the vesting of equity-based awards and (iii) carry pool allocations. The amounts allocated to the carry pool are accounted for as compensatory profit-sharing arrangements and recorded as compensation and benefits expenses.
All employees receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability, and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, in the past cash bonuses that are paid to certain employees have been borne by KKR Holdings. These bonuses have historically been funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because employees are not entitled to receive distributions on units that are unvested, any amounts allocated to employees in excess of an employee's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are currently recorded based on the amount of cash expected to be paid by KKR Holdings. Because KKR makes only fixed quarterly dividends, the distributions made on KKR Group Partnership Units underlying any unvested KKR Holdings units are generally insufficient to fund annual cash bonus compensation to the same extent as in periods prior to the fourth quarter of 2015. In addition, substantially all remaining units in KKR Holdings have been allocated and, while subject to a 5 year vesting period, will become fully vested by 2021, thus decreasing the amount of distributions received by KKR Holdings that are available for annual cash bonus compensation. We, therefore, expect to pay all or substantially all of the cash bonus payments from KKR's cash from operations and the carry pool, although, from time to time, KKR Holdings may contribute to the cash bonus payments in the future. See "Risk Factors—Risks Related to Our Business—If we cannot retain and motivate our principals and other key personnel and recruit, retain and motivate new principals and other key personnel, our business, results and financial condition could be adversely affected" in our Annual Report regarding the adequacy of such distributions to fund future discretionary cash bonuses.

KKR uses several methods, which are designed to yield comparable results, to allocate carried interest. With respect to KKR's funds that provide for carried interest, KKR allocates 40% or 43%, depending on the fund's vintage, of the carry it earns from these funds and vehicles to its carry pool. Upon a reversal of carried interest income, the related carry pool allocation, if any, is also reversed. Accordingly, such compensation expense is subject to both positive and negative adjustments. The percentage of carried interest allocable to the carry pool is subject to change from time to time. See "—Fair Value

Measurements—Recognition of Carried Interest in the Statement of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures Under GAAP—Expenses—Compensation and Benefits" in our Annual Report.

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

Interest Income

Interest income consists primarily of interest that is received on our credit instruments in which we and our consolidated funds and other entities invest as well as interest on our cash and other investments.

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

Income Taxes

KKR & Co. Inc. is a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal, state and local corporate income taxes at the entity level on KKR’s share of net taxable income.  In addition, KKR Group Partnership and certain of its subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in certain non-U.S. jurisdictions.  These entities, in some cases, are subject to U.S. state or local income taxes or non-U.S. income taxes.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties. We review our tax positions quarterly and adjust our tax balances as new information becomes available.
For a further discussion of our income tax policies, see Note 2 "Summary of Significant Accounting Policies" and Note 11 "Income Taxes" to the financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests primarily represents the ownership interests that certain third parties hold in entities that are consolidated in the financial statements as well as the ownership interests in KKR Group Partnership that are held by KKR Holdings. The allocable share of income and expense attributable to these interests is accounted for as net income (loss) attributable to noncontrolling interests. Given the consolidation of certain of our investment funds and the significant ownership interests in KKR Group Partnership held by KKR Holdings, we expect a portion of net income (loss) will continue to be attributed to noncontrolling interests in our business.
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
Adjusted Shares
Adjusted shares represents shares of common stock of KKR & Co. Inc. outstanding under GAAP adjusted to include shares issuable upon exchange of all units of KKR Holdings L.P. We believe providing adjusted shares is useful to stockholders as it provides insight into the calculation of amounts available for distribution as dividends on a per adjusted share basis. Weighted average adjusted shares is used in the calculation of after-tax distributable earnings per adjusted share and adjusted shares is used in the calculation of book value per adjusted share.
After-tax Distributable Earnings
After-tax distributable earnings is a non-GAAP performance measure of KKR’s earnings excluding mark-to-market gains (losses) after interest expense, preferred dividends, noncontrolling interests and income taxes paid. It is used by management to assess the net realized earnings of KKR for a given reporting period, after deducting equity-based compensation under the Equity Incentive Plans and adjusting to exclude the impact of nonrecurring items, if any. KKR believes that after-tax distributable earnings is useful to stockholders as it aligns KKR’s net realization performance with the manner in which KKR receives its revenues and determines the compensation of its employees. After-tax distributable earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy. Equity-based compensation expense is included in after-tax distributable earnings as a component of compensation expense in order to reflect the dilutive nature of these non-cash equity-based awards. Income taxes paid represents the implied amount of income taxes that would be paid assuming that all pre-tax distributable earnings were allocated to KKR & Co. Inc., which would occur following an exchange of all KKR Holdings units for shares of common stock of KKR & Co. Inc. Income taxes paid also includes amounts paid pursuant to the tax receivable agreement.
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
Book Value
Book value is a non-GAAP performance measure of the net assets of KKR and is used by management primarily in assessing the unrealized value of KKR’s operating assets after deducting for operating liabilities, noncontrolling interests and preferred stock. We believe this measure is useful to stockholders as it provides additional insight into the net assets of KKR excluding those net assets that are allocated to noncontrolling interest holders and to the holders of the Series A and Series B Preferred Stock. KKR's book value includes the net impact of KKR's tax assets and liabilities as prepared under GAAP.
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
Distributable Operating Earnings
Distributable operating earnings is a non-GAAP performance measure that represents after-tax distributable earnings before interest expense, preferred dividends, income (loss) attributable to noncontrolling interests and income taxes paid. We believe distributable operating earnings is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that we do not believe relate directly to KKR's operations.
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
Fee Related Earnings ("FRE")
Fee related earnings is a non-GAAP supplemental performance measure of earnings of KKR before performance income and investment income. KKR believes this measure may be useful to stockholders as it may provide additional insight into the profitability of KKR’s fee generating management companies and capital markets businesses. Fee related earnings is calculated as KKR’s total Fees and Other, Net, multiplied by KKR’s distributable operating margin. For purposes of the fee related earnings calculation, distributable operating margin is calculated as distributable operating earnings, before equity-based compensation, divided by total operating revenues.
Operating Assets
Operating assets is a non-GAAP performance measure that represents cash and short-term investments, investments, net unrealized carried interest, tax assets, and other assets of KKR presented on a basis that deconsolidates (i) KKR's investment funds and collateralized financing entities that KKR manages and (ii) other consolidated entities that are not subsidiaries of KKR & Co. Inc. We believe this measure is useful to stockholders as it provides additional insight into the assets of KKR that are used to operate its business lines. As used in this definition, cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield.
Operating Expenses
Operating expenses is a non-GAAP performance measure that represents the expenses of KKR and is the sum of (i) compensation and benefits (excluding unrealized performance income compensation), (ii) occupancy and related charges and (iii) other operating expenses. KKR believes that operating expenses is useful to stockholders as it provides insight into the costs expended in connection with generating KKR's operating revenues.
Operating Liabilities
Operating liabilities is a non-GAAP performance measure that represents the debt obligations of KKR (including KFN), tax liabilities, and other liabilities of KKR presented on a basis that deconsolidates (i) KKR's investment funds and collateralized financing entities that KKR manages and (ii) other consolidated entities that are not subsidiaries of KKR & Co. Inc. We believe this measure is useful to stockholders as it provides additional insight into the liabilities of KKR excluding the liabilities that are allocated to noncontrolling interest holders and to the holders of the Series A and Series B Preferred Stock.
Operating Revenues
Operating revenues is a non-GAAP performance measure that represents the realized revenues (which excludes unrealized carried interest and unrealized net gains (losses)) generated by KKR and is the sum of (i) fees and other, net, (ii) realized performance income (loss) and (iii) realized investment income (loss). KKR believes that operating revenues is useful to stockholders as it provides insight into the realized revenue generated by KKR's business lines.
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

Uncalled Commitments
Uncalled commitments is the aggregate amount of unfunded capital commitments that KKR’s investment funds and carry-paying co-investment vehicles have received from partners to contribute capital to fund future investments. We believe this measure is useful to stockholders as it provides additional insight into the amount of capital that is available to KKR’s investment funds to make future investments. Uncalled commitments are not reduced for investments completed using fund-level investment financing arrangements.

Unaudited Consolidated Results of Operations (GAAP Basis)

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2020 and 2019. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our non-GAAP operating results in these periods, see "—Analysis of Non-GAAP Operating Results." See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
	($ in thousands)
Revenues
Fees and Other	$380,572	$372,548	$8,024
Capital Allocation-Based Income (Loss)	(1,382,077)	814,932	(2,197,009)
Total Revenues	(1,001,505)	1,187,480	(2,188,985)

Expenses
Compensation and Benefits	(262,137)	544,562	(806,699)
Occupancy and Related Charges	16,322	14,690	1,632
General, Administrative and Other	149,123	169,515	(20,392)
Total Expenses	(96,692)	728,767	(825,459)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	(3,944,504)	1,203,878	(5,148,382)
Dividend Income	168,699	22,625	146,074
Interest Income	353,455	358,511	(5,056)
Interest Expense	(261,469)	(249,088)	(12,381)
Total Investment Income (Loss)	(3,683,819)	1,335,926	(5,019,745)

Income (Loss) Before Taxes	(4,588,632)	1,794,639	(6,383,271)

Income Tax Expense (Benefit)	(360,679)	167,593	(528,272)

Net Income (Loss)	(4,227,953)	1,627,046	(5,854,999)
Net Income (Loss) Attributable to Noncontrolling Interests	(2,947,429)	917,727	(3,865,156)
Net Income (Loss) Attributable to KKR & Co. Inc.	(1,280,524)	709,319	(1,989,843)

Series A Preferred Stock Dividends	5,822	5,822	—
Series B Preferred Stock Dividends	2,519	2,519	—

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$(1,288,865)	$700,978	$(1,989,843)

Revenues

For the three months ended March 31, 2020 and 2019, revenues consisted of the following:

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
	($ in thousands)
Management Fees	$222,689	$188,408	$34,281
Fee Credits	(35,387)	(103,477)	68,090
Transaction Fees	98,996	188,203	(89,207)
Monitoring Fees	31,149	25,651	5,498
Incentive Fees	668	—	668
Expense Reimbursements	28,224	44,060	(15,836)
Oil and Gas Revenue	13,315	13,175	140
Consulting Fees	20,918	16,528	4,390
Total Fees and Other	380,572	372,548	8,024

Carried Interest	(1,210,925)	694,383	(1,905,308)
General Partner Capital Interest	(171,152)	120,549	(291,701)
Total Capital Allocation-Based Income (Loss)	(1,382,077)	814,932	(2,197,009)

Total Revenues	$(1,001,505)	$1,187,480	$(2,188,985)

Total Fees and Other for the three months ended March 31, 2020 increased compared to the three months ended March 31, 2019 primarily as a result of an increase in management fees and a decrease in fee credits, partially offset by a decrease in transaction fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Non-GAAP Operating Results—Operating Revenues."

The increase in management fees was primarily due to management fees earned from our European Fund V and Global Impact Fund as a result of new capital raised, and an increase relating to Next Generation Technology Growth Fund II, which entered its investment period in the fourth quarter of 2019. This net increase was partially offset by decreases due to management fees calculated based on lower levels of invested capital as a result of realizations primarily in our European Fund IV and 2006 Fund.

Fee credits decreased compared to the prior period as a net result of a lower level of transaction fees in our Private Markets and Public Markets business lines. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. Transaction fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

The decrease in carried interest and general partner capital interest during the three months ended March 31, 2020 compared to the prior period was due primarily to net depreciation in the value of our investment portfolio as compared to the three months ended March 31, 2019 primarily resulting from the impacts of COVID-19 on the economic outlook and financial markets.

Compensation and Benefits Expenses

The decrease in compensation and benefits expenses during the three months ended March 31, 2020 compared to the prior period was primarily due to (i) a reversal of previously recognized accrued carried interest compensation resulting from a depreciation in the value of our investment portfolio and (ii) lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding, partially offset by an increase in cash compensation and benefits.

General, Administrative and Other Expenses

The decrease in general, administrative and other expenses during the three months ended March 31, 2020 compared to the prior period was primarily due to (i) a lower level of expenses reimbursable by investment funds and (ii) a decrease in the expenses incurred by oil and gas entities that are consolidated.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	March 31, 2020	March 31, 2019
	($ in thousands)
Private Equity	$(1,282,404)	$988,193
Credit	(946,304)	(9,207)
Investments of Consolidated CFEs	(2,153,393)	222,827
Real Assets	(797,652)	119,128
Equity Method - Other	(440,618)	177,039
Other Investments	(679,172)	(28,911)
Debt Obligations and Other	1,903,986	(267,148)
Other Net Gains (Losses) from Investment Activities	451,053	1,957
Net Gains (Losses) from Investment Activities	$(3,944,504)	$1,203,878

Net Gains (Losses) from Investment Activities for the three months ended March 31, 2020
The net losses from investment activities for the three months ended March 31, 2020 were comprised of net realized gains of $63.4 million and net unrealized losses of $(4,007.9) million.
Investment gains and losses relating to investments in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above. For a discussion and analysis of the primary investment gains or losses relating to individual investments in our unconsolidated funds, see "—Analysis of Non-GAAP Operating Results—Operating Revenues."
Realized Gains and Losses from Investment Activities
For the three months ended March 31, 2020, net realized gains related primarily to realized gains on (i) the sale of real estate investments held through certain consolidated entities and (ii) the settlement of foreign currency derivatives in our consolidated credit funds, partially offset by realized losses primarily on (i) realization on assets held through our consolidated credit funds and (ii) realization of certain investments held through consolidated CLOs.
Unrealized Losses from Investment Activities
For the three months ended March 31, 2020, unrealized losses were driven primarily by (i) mark-to-market losses in our private equity investments held by KKR and certain consolidated entities, the most significant of which was Fiserv, Inc. (NASDAQ: FISV) and (ii) mark-to-market losses in our credit investments held through certain consolidated entities.
Unrealized Gains from Investment Activities
Partially offsetting the unrealized losses above were unrealized gains relating to (i) mark-to-market gains in portfolio companies in our healthcare strategies, the most significant of which was Blue Sprig Pediatrics Inc. (health care sector), (ii) mark-to-market gains in a portfolio company in our core investment strategy, Exact Group B.V. (technology sector), and (iii) mark-to-market gains on some real estate investments held through certain consolidated entities.
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
Unrealized Gains from Investment Activities
For the three months ended March 31, 2019, unrealized gains were driven primarily by (i) mark-to-market gains on our investment in First Data Corporation (renamed Fiserv, Inc. in connection with the merger transaction with Fiserv, Inc.) which is held as a co-investment by KKR, (ii) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were PetVet Care Centers, LLC (health care sector), Heartland Dental, LLC (health care sector), and The Bay Clubs Company, LLC (hotels/leisure sector), and (iii) mark to market gains on our growth equity investments held by KKR and certain consolidated entities. Certain of our investment funds also hold an investment in First Data Corporation; these funds are not consolidated and as such, unrealized gains and losses relating to these funds' investments are not reflected in net gains (losses) from investment activities.
Unrealized Losses from Investment Activities
Partially offsetting the unrealized gains above were unrealized losses relating to (i) mark-to-market losses on alternative credit assets held in our consolidated special situations funds and our investment in Mr. Cooper Group Inc. (NASDAQ: COOP) and (ii) the reversal of previously recognized unrealized gains relating to the realization activity described above

For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Non-GAAP Operating Results."
Dividend Income

During the three months ended March 31, 2020, the most significant dividends received included $80.9 million from our consolidated real estate funds and $62.5 million from our investment in Fiserv, Inc. During the three months ended March 31, 2019, the most significant dividends received included $14.7 million from our consolidated real estate funds and real estate investments held directly by KKR, $4.5 million from our consolidated special situations funds and $2.4 million from our consolidated energy funds. Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Non-GAAP Operating Results—Operating Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Income

The decrease in interest income during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a lower level of interest income earned from our consolidated special situations funds. This decrease was partially offset by (i) the impact of closing four additional consolidated CLOs subsequent to March 31, 2019 and (ii) an increase in interest income from our consolidated direct lending funds, primarily related to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Non-GAAP Operating Results—Operating Revenues—Principal Activities Revenues—Realized Investment Income."

Interest Expense

The increase in interest expense during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the impact of (i) the issuance of senior notes subsequent to March 31, 2019, (ii) the impact of the closing of four additional consolidated CLOs subsequent to March 31, 2019, and (iii) increased borrowings from consolidated asset backed financing vehicles. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Operating Results—Operating Expenses—Interest Expense."

Income (Loss) Before Taxes

The loss before taxes during the three months ended March 31, 2020 was due primarily to net losses from investment activities, and to a lesser extent, a reversal of previously recognized carried interest. These losses were partially offset by a reversal of previously recognized carried interest compensation and an increase in dividend income, in each case as described above.

Income Tax Expense (Benefit)

For the three months ended March 31, 2020, net income tax benefit was $360.7 million compared to a net income tax expense of $167.6 million for the prior period. In the current period, a deferred tax benefit was generated primarily by the net unrealized losses on our investment portfolio. Our effective tax rate under GAAP for the three months ended March 31, 2020 was 7.9%. For a discussion of factors that impacted KKR's tax provision, see Note 11 "Income Taxes" to the financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests for the three months ended March 31, 2020 relates primarily to net losses attributable to KKR Holdings representing its ownership interests in KKR Group Partnership as well as third-party limited partner interests in those investment funds that we consolidate. The net loss attributable to noncontrolling interests was due primarily to net losses from investment activities recorded for the three months ended March 31, 2020, as described above.

Net Income (Loss) Attributable to KKR & Co. Inc.

The net loss attributable to KKR & Co. Inc. for the three months ended March 31, 2020 was primarily due to net losses from investment activities, and to a lesser extent, a reversal of previously recognized carried interest. These losses were partially offset by (i) a reversal of previously recognized carried interest compensation, (ii) an income tax benefit recognized primarily due to the impact of the net depreciation in our investment portfolio and (iii) a higher level of dividend income as compared to the prior period.

Consolidated Statements of Financial Condition (GAAP Basis)

The following table provides the Consolidated Statements of Financial Condition on a GAAP basis as of March 31, 2020 and December 31, 2019.

(Amounts in thousands, except per share amounts)
	As of	As of
	March 31, 2020	December 31, 2019

Assets
Cash and Cash Equivalents	$1,982,292	$2,346,713
Investments	48,601,127	54,936,268
Other Assets	5,017,656	3,616,338
Total Assets	$55,601,075	$60,899,319

Liabilities and Equity
Debt Obligations	$26,265,381	$27,013,284
Other Liabilities	2,745,664	3,383,661
Total Liabilities	29,011,045	30,396,945

Stockholders' Equity
KKR & Co. Inc. Stockholders' Equity - Preferred Stock	482,554	482,554
KKR & Co. Inc. Stockholders' Equity - Common Stock	8,843,408	10,324,936
Noncontrolling Interests	17,264,068	19,694,884
Total Equity	26,590,030	30,502,374
Total Liabilities and Equity	$55,601,075	$60,899,319

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Class A Common Stock	$15.97	$18.44

KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Class A common stock was $15.97 as of March 31, 2020, down from $18.44 as of December 31, 2019. The decrease was primarily attributable to the depreciation in the value of our investment portfolio that is attributable to KKR & Co. Inc. and to a lesser extent dividends to Class A common stockholders.

Consolidated Statements of Cash Flows (GAAP Basis)

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(1.4) billion and $0.2 billion during the three months ended March 31, 2020 and 2019, respectively. These amounts primarily included: (i) proceeds from investments net of investments purchased of $(1.3) billion and $0.3 billion during the three months ended March 31, 2020 and 2019, respectively; (ii) net realized gains (losses) on investments of $63.4 million and $129.8 million during the three months ended March 31, 2020 and 2019, respectively; (iii) change in unrealized gains (losses) on investments of (4.0) billion and $1.1 billion during the three months ended March 31, 2020 and 2019, respectively; and (iv) capital allocation-based income (loss) of (1.4) billion and $0.8 billion during the three months ended March 31, 2020 and 2019, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(45.4) million and $(19.9) million during the three months ended March 31, 2020 and 2019, respectively. Our investing activities included: (i) the purchase of fixed assets of $(41.4) million and $(19.5) million during the three months ended March 31, 2020 and 2019, respectively and (ii) development of oil and natural gas properties of $(4.1) million and $(0.5) million for the three months ended March 31, 2020 and 2019, respectively.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $1.5 billion and $7.2 million during the three months ended March 31, 2020 and 2019, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling interests of $0.6 billion and $0.3 billion during the three months ended March 31, 2020 and 2019, respectively; (ii) proceeds received net of repayment of debt obligations of $1.2 billion and $(0.2) billion during the three months ended March 31, 2020 and 2019, respectively; (iii) common stock dividends of $(69.7) million and $(66.6) million during the three months ended March 31, 2020 and 2019, respectively; (iv) repurchases of Class A common stock of $(246.2) million and $(28.6) million during the three months ended March 31, 2020 and 2019, respectively; and (v) preferred stock dividends of $(8.3) million during each of the three months ended March 31, 2020 and 2019.

Analysis of Non-GAAP Operating Results

The following is a discussion of the results of our business on a non-GAAP basis for the three months ended March 31, 2020 and 2019. You should read this discussion in conjunction with the information included under "—Basis of Accounting—Key Non-GAAP and Other Operating and Performance Measures" and the financial statements and related notes included elsewhere in this report. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The following tables set forth information regarding KKR's operating results and certain key operating metrics as of and for the three months ended March 31, 2020 and 2019:

OPERATING REVENUES

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
	($ in thousands)
Operating Revenues
Fees and Other, Net
Management Fees	$331,758	$292,296	$39,462
Transaction Fees	98,420	186,727	(88,307)
Monitoring Fees	31,149	25,651	5,498
Fee Credits	(35,614)	(107,416)	71,802
Total Fees and Other, Net	425,713	397,258	28,455

Realized Performance Income (Loss)
Carried Interest	361,331	330,345	30,986
Incentive Fees	10,957	19,537	(8,580)
Total Realized Performance Income (Loss)	372,288	349,882	22,406

Realized Investment Income (Loss)
Net Realized Gains (Losses)	6,670	44,712	(38,042)
Interest Income and Dividends	138,494	58,207	80,287
Total Realized Investment Income (Loss)	145,164	102,919	42,245

Total Operating Revenues	$943,165	$850,059	$93,106

OPERATING EXPENSES

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
	($ in thousands)
Operating Expenses
Compensation and Benefits (1)	$377,230	$340,286	$36,944
Occupancy and Related Charges	14,114	13,957	157
Other Operating Expenses	79,628	74,910	4,718
Total Operating Expenses	$470,972	$429,153	$41,819

AFTER-TAX DISTRIBUTABLE EARNINGS

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
	($ in thousands)
After-tax Distributable Earnings
(+) Total Operating Revenues	$943,165	$850,059	$93,106
(-) Total Operating Expenses	470,972	429,153	41,819
(=) Total Distributable Operating Earnings	472,193	420,906	51,287
(-) Interest Expense	47,434	44,130	3,304
(-) Preferred Dividends	8,341	8,341	—
(-) Income (Loss) Attributable to Noncontrolling Interests	1,089	359	730
(-) Income Taxes Paid	60,035	53,993	6,042
After-tax Distributable Earnings	$355,294	$314,083	$41,211

(1)	Includes equity-based compensation of $51.0 million and $54.9 million for the three months ended March 31, 2020 and 2019, respectively.

Operating Revenues

The following sections discuss operating revenues for each of our business lines on a disaggregated basis for the three months ended March 31, 2020 and 2019.

Private Markets Operating Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Private Markets business line for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$217,260	$183,221	$34,039
Transaction Fees	16,868	99,017	(82,149)
Monitoring Fees	31,149	25,651	5,498
Fee Credits	(15,479)	(82,342)	66,863
Total Fees and Other, Net	249,798	225,547	24,251

Realized Performance Income (Loss)
Carried Interest	325,691	330,345	(4,654)
Incentive Fees	1,137	675	462
Total Realized Performance Income (Loss)	$326,828	$331,020	$(4,192)

Fees and Other, Net

The increase for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to an increase in management fees and monitoring fees, partially offset by a decrease in transaction fees, net of associated fee credits.

The increase in management fees was primarily due to management fees earned from our European Fund V and Global Impact Fund as a result of new capital raised, and an increase relating to Next Generation Technology Growth Fund II which entered its investment period in the fourth quarter of 2019. This net increase was partially offset by decreases due to management fees calculated based on lower levels of invested capital as a result of realizations primarily in our European Fund IV and 2006 Fund.

Recurring monitoring fees increased $5.5 million, which was primarily the result of an increase in the number of monitoring fees earned. For the three months ended March 31, 2020, we had 57 portfolio companies that were paying an average monitoring fee of $0.5 million compared with 56 portfolio companies that were paying an average monitoring fee of $0.5 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, we received a termination payment of $2.7 million in connection with the initial public offering of Calisen PLC (LSE: CLSN LN). There were no termination payments for the three months ended March 31, 2019. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the initial public offering and other realization activity in our private equity portfolio, and they are expected to continue to be smaller in size and number compared to prior periods.

The decrease in transaction fees was primarily attributable to a decrease in the size and number of transaction fees earned. During the three months ended March 31, 2020, there were 11 transaction fee-generating investments that paid an average fee of $1.5 million compared to 15 transaction fee-generating investments that paid an average fee of $6.6 million during the three months ended March 31, 2019. For the three months ended March 31, 2020, approximately 79% of these transaction fees were paid by companies located in North America, 12% were paid from companies in the Asia-Pacific region, and 9% of these transaction fees were paid from companies located in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The decrease in fee credits is due primarily to a lower level of transaction fees which are shared with fund investors.

Realized Performance Income

The following table presents realized carried interest by investment vehicle for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
North America Fund XI	$122,395	$186,710
Core Investment Vehicles	57,484	14,449
2006 Fund	53,693	28,647
Asian Fund III	46,347	—
Asian Fund II	20,485	—
Global Infrastructure Investors II	20,310	—
Real Estate Partners Americas	4,977	2,785
European Fund III	—	58,505
Co-Investment Vehicles and Other	—	38,337
Asian Fund	—	912
Total Realized Carried Interest (1)	$325,691	$330,345

(1)	The above table excludes any funds for which there was no realized carried interest during both of the periods presented.

Realized carried interest for the three months ended March 31, 2020 consisted primarily of realized gains from the final strategic sales of Privilege Underwriters, Inc. (financial services sector) and KCF Technologies Inc. (industrial sector), realized performance income from our core investment vehicles, and dividends received from our investment in Fiserv, Inc.

Realized carried interest for the three months ended March 31, 2019 consisted primarily of realized gains from the sale of Sedgwick Claims Management Services, Inc. and the partial sales of United Group B.V. (telecom sector) and GoDaddy Inc. (NYSE:GDDY).

Public Markets Operating Revenues

The following table presents Fees and Other, Net, and Realized Performance Income in the Public Markets business line for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$114,498	$109,075	$5,423
Transaction Fees	21,369	27,456	(6,087)
Fee Credits	(20,135)	(25,074)	4,939
Total Fees and Other, Net	115,732	111,457	4,275

Realized Performance Income (Loss)
Carried Interest	35,640	—	35,640
Incentive Fees	9,820	18,862	(9,042)
Total Realized Performance Income (Loss)	$45,460	$18,862	$26,598
Fees and Other, Net
The increase for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase in management fees, partially offset by a decrease in transaction fees, net of associated fee credits.

The increase in management fees was primarily due to an increase in fees earned from our CLOs and other alternative credit strategies, primarily as a result of greater overall FPAUM.
The decrease in transaction fees was primarily attributable to a decrease in the average size of transaction fees earned during the period. During the three months ended March 31, 2020, there were 11 transaction fee generating investments that paid an average fee of $1.9 million, compared to 11 transaction fee generating investments that paid an average fee of $2.5 million during the three months ended March 31, 2019.
Realized Performance Income
The net increase for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to realized carried interest earned in certain of our alternative credit strategy funds, partially offset by lower incentive fees received from BDCs advised by FS/KKR Advisor.
Capital Markets Operating Revenues

The following table presents Transaction Fees in the Capital Markets business line for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
	($ in thousands)
Transaction Fees	$60,183	$60,254	$(71)

Transaction fees remained relatively flat for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Overall, we completed 43 capital markets transactions for the three months ended March 31, 2020, of which 3 represented equity offerings and 40 represented debt offerings, as compared to 41 transactions for the three months ended March 31, 2019, of which 6 represented equity offerings and 35 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes. Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the three months ended March 31, 2020, approximately 49% of our transaction fees were earned from unaffiliated third parties as compared to approximately 56% for the three months ended March 31, 2019. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the three months ended March 31, 2020, approximately 29% of our transaction fees were generated outside of North America as compared to approximately 30% for the three months ended March 31, 2019. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate management or monitoring fees.

Principal Activities Operating Revenues

The following table presents Realized Investment Income in the Principal Activities business line for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses)	$6,670	$44,712	$(38,042)
Interest Income and Dividends	138,494	58,207	80,287
Total Realized Investment Income (Loss)	$145,164	$102,919	$42,245

Realized Investment Income
The increase is primarily due to an increase in interest income and dividends, partially offset by a decreased level of net realized gains during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
For the three months ended March 31, 2020, interest income and dividends were comprised of (i) $62.5 million of dividend income from our investment in Fiserv, Inc. and $38.9 million of dividend income from distributions received primarily through our real estate investments including our investment in KKR Real Estate Finance Trust Inc. ("KREF"), a NYSE-listed real estate investment trust, and (ii) $37.1 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our cash balances and investments held at our India debt finance company. See "—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures."
For the three months ended March 31, 2019, interest income and dividends were comprised of (i) $42.3 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent investments held at our India debt financing company and our cash balances and (ii) $15.9 million of dividend income from distributions received primarily through our energy investments and real estate investments including our investment in KREF.
For the three months ended March 31, 2020, net realized gains were comprised of gains primarily from the sale of our Private Markets investments including the final sales of KCF Technologies, Inc. and Privilege Underwriters, Inc. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on the sale of our investment in General Healthcare Group (healthcare sector).
For the three months ended March 31, 2019, net realized gains were comprised of gains primarily from the sale of our Private Markets investments including the sale of our investments in Sedgwick Claims Management Services, Inc., United Group B.V. and Cylance, Inc. (technology sector).
Subsequent to March 31, 2020, we completed, or signed and expect to complete, sales, partial sales or secondary sales with respect to certain private equity portfolio companies and other investments that, if and when completed, are expected to result in realized performance income and realized investment income in excess of $400 million. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including but not limited to regulatory approvals; there can be no assurance if or when any of these transactions will be completed.
On January 1, 2020, KKR Capstone was acquired by KKR and became a wholly-owned subsidiary of KKR. For GAAP purposes, KKR Capstone was consolidated prior to January 1, 2020 and as such the fees and expenses attributable to KKR Capstone were included in KKR's consolidated revenues and expenses. Additionally, prior to January 1, 2020, KKR excluded the results of KKR Capstone from KKR's non-GAAP financial measures since KKR presents these financial measures prior to giving effect to the consolidation of certain entities that are not legal subsidiaries of KKR.
Following this acquisition, KKR's after-tax distributable earnings includes the net income (loss) from KKR Capstone within realized investment income (loss). For the quarter ended March 31, 2020, total fees attributable to KKR Capstone were $20.9 million and total expenses attributable to KKR Capstone were $17.8 million. For KKR Capstone-related adjustments in reconciling operating revenues and operating expenses to GAAP revenues and expenses, respectively, see "—Non-GAAP Balance Sheet Measures—Reconciliations to GAAP Measures".
Operating Expenses
Compensation and Benefits

The increase for the three months ended March 31, 2020 compared to the prior period was due primarily to higher compensation recorded in connection with higher total operating revenues, partially offset by lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The increase for the three months ended March 31, 2020 compared to the prior period is primarily due to a higher level of professional fees and other administrative costs in connection with the growth of the firm, as well as a higher level of expenses that are creditable to our investment funds, in particular a higher level of broken-deal expenses. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.
Other Components of After-tax Distributable Earnings
Interest Expense
For the three months ended March 31, 2020 and 2019, interest expense relates primarily to the senior notes outstanding for KKR and KFN. The increase in interest expense for the three months ended March 31, 2020 compared to the prior period is due primarily to (i) the issuance of $500 million aggregate principal amount of 3.750% Senior Notes due 2029, the issuance of the €650 million aggregate principal amount of 1.625% Senior Notes due 2029, and the issuance of the $500 million aggregate principal amount of 3.625% Senior Notes due 2050, subsequent to March 31, 2019 and (ii) a higher level of borrowings in our Capital Markets business line. These increases were partially offset by the redemption of our $500 million aggregate principal amount of 6.375% Senior Notes due 2020 in the third quarter of 2019.
Income Taxes Paid
The increase in income taxes paid is primarily due to a higher level of total distributable operating earnings.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the three months ended March 31, 2020 compared to the prior period was due primarily to a higher level of realized investment income, management fees, and realized performance income. These increases were partially offset by an increase in compensation and benefits expense and a decrease in transaction fees, net of associated fee credits, in the current period compared to the prior period.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019	Change
	($ in thousands)
Assets Under Management	$207,076,900	$218,355,100	$(11,278,200)
Fee Paying Assets Under Management	$159,056,200	$161,209,800	$(2,153,600)
Uncalled Commitments	$58,194,100	$56,920,600	$1,273,500

The following table presents one of our key performance metrics for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$5,162,100	$5,825,000	$(662,900)

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2019 to March 31, 2020:

($ in thousands)
December 31, 2019	$119,274,700
New Capital Raised	4,182,000
Distributions and Other	(2,895,700)
Change in Value	(6,449,000)
March 31, 2020	$114,112,000

AUM for the Private Markets business line was $114.1 billion at March 31, 2020, a decrease of $5.2 billion, compared to $119.3 billion at December 31, 2019.

The decrease was primarily attributable to a decrease in the value of our Private Markets portfolio and to a lesser extent, distributions to Private Markets fund investors, primarily as a result of realizations, most notably in North America Fund XI, 2006 Fund, Asian Fund III and Global Infrastructure Investors II. These decreases were partially offset by new capital raised primarily in Asian Fund IV, Property Partners Americas, Asia Pacific Infrastructure Investors and Real Estate Partners Europe II.
The decrease in the value of our Private Markets portfolio was driven primarily by net losses of $1.3 billion in both North America Fund XI and 2006 Fund, $0.9 billion in Asian Fund II and $0.5 billion in Energy Income and Growth Fund. Partially offsetting these net losses were net gains of $0.6 billion in Global Infrastructure Investors II.

For the three months ended March 31, 2020, the value of our private equity investment portfolio decreased 12.1%. This was comprised of an 8.2% decrease in value of our privately held investments and a 23.5% decrease in share prices of various publicly held or publicly indexed investments. Additionally, our infrastructure investment portfolio, which is comprised predominately of privately held investments, increased 6.4%. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The most significant decreases in value of our privately held investments related to Magneti Marelli S.p.A. (industrial sector), Envision Healthcare (healthcare sector) and Travelopia (services sector). These decreases in value on our privately held investments were partially offset by increases in value relating primarily to Deutsche Glasfaser (telecom sector), AppLovin Corporation (technology sector) and AlphaTheta Corporation (technology sector). The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced from the impact of COVID-19 on the economic outlook and overall market environment. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance, and with respect to Deutsche Glasfaser and AlphaTheta Corporation, increases in valuation reflecting agreements to exit these investments.

The most significant decreases in share prices of various publicly held or publicly indexed investments were decreases in Fiserv, Inc., Ingersoll Rand Inc. (NYSE: IR), and Laureate Education, Inc. (NASDAQ: LAUR).

For the three months ended March 31, 2019, the value of our private equity investment portfolio increased 11.1%. This was comprised of a 31.1% increase in share prices of various publicly held or publicly indexed investments and a 5.5% increase in value of our privately held investments.

The most significant increases in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation, Gardner Denver Holdings, Inc. (renamed Ingersoll Rand Inc. in connection with the merger transaction with Ingersoll Rand Inc.) and Fujian Sunner Development Co. Ltd. (SZ: 002299). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were losses in AmbeaAB (STO: AMBEA), RigNet, Inc. (NASDAQ: RNET) and Laureate Education, Inc.

The most significant increases in value of our privately held investments related to AppLovin Corporation, KKR Debt Investors 2006 S.à.r.l. (financial services sector) and Cue & Company (technology sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Mills Fleet Farm Group LLC (retail sector), Channel Control Merchants, LLC (retail sector) and Ticket Monster Inc. (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Certain investments included in our AUM are denominated in currencies other than the U.S. dollar. Those investments expose our AUM to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. We generally seek to reduce these risks by employing hedging transactions in connection with certain investments, including using foreign currency options and foreign exchange forward contracts to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which the investments are denominated. We do not, however, hedge our currency exposure in all currencies or for all investments. See "Quantitative and Qualitative Disclosures about Market Risk—Exchange Rate Risk" and "Risk Factors—Risks Related to the Assets We Manage—We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States" in our Annual Report.
Public Markets
The following table reflects the changes in our Public Markets AUM from December 31, 2019 to March 31, 2020:

($ in thousands)
December 31, 2019	$99,080,400
New Capital Raised	2,909,200
Distributions	(470,600)
Redemptions	(1,494,300)
Change in Value	(7,059,800)
March 31, 2020	$92,964,900
AUM in our Public Markets business line totaled $93.0 billion at March 31, 2020, a decrease of $6.1 billion compared to $99.1 billion at December 31, 2019. The decrease was primarily due to (i) a decrease in the value of our Public Markets portfolio and (ii) to a lesser extent, redemptions primarily in our hedge fund partnerships and distributions to Public Markets fund investors.

The decrease in the value of our Public Markets portfolio was driven primarily by net losses of $2.8 billion in certain leveraged credit strategies, $2.2 billion in other alternative credit strategies, and $1.5 billion in BDCs. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations. These decreases were partially offset by new capital raised in multiple strategies, most notably $1.0 billion in our hedge fund partnerships, $0.9 billion in other leveraged credit strategies, and $0.5 billion in CLOs.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2019 to March 31, 2020:

($ in thousands)
December 31, 2019	$76,918,100
New Capital Raised	1,300,200
Distributions and Other	(1,083,500)
Change in Value	431,600
March 31, 2020	$77,566,400

FPAUM in our Private Markets business line was $77.6 billion at March 31, 2020, an increase of $0.7 billion, compared to $76.9 billion at December 31, 2019.

The increase was primarily attributable to new capital raised of $0.3 billion in each of Asia Pacific Infrastructure Investors, Real Estate Partners Europe II and private equity separately managed accounts, and $0.1 billion in each of Global Impact Fund and Asia Real Estate Partners. These increases were partially offset by distributions relating to realizations of $0.3 billion in each of North America Fund XI and 2006 Fund and $0.2 billion in Global Infrastructure Investors II.

Uncalled capital commitments from Private Markets investment funds from which KKR is currently not earning management fees amounted to approximately $12.5 billion at March 31, 2020, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.1%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Public Markets
The following table reflects the changes in our Public Markets FPAUM from December 31, 2019 to March 31, 2020:

($ in thousands)
December 31, 2019	$84,291,700
New Capital Raised	3,971,400
Distributions	(489,700)
Redemptions	(1,378,300)
Change in Value	(4,905,300)
March 31, 2020	$81,489,800

FPAUM in our Public Markets business line was $81.5 billion at March 31, 2020, a decrease of $2.8 billion, compared to FPAUM of $84.3 billion at December 31, 2019. The decrease was primarily due to (i) a decrease in the value of our Public Markets portfolio and (ii) to a lesser extent, redemptions primarily in our hedge fund partnerships and distributions to Public Markets fund investors. Partially offsetting these decreases were new capital raised across multiple strategies in our Public Markets portfolio.

The decrease in the value of our Public Markets portfolio was driven primarily by net losses of $2.8 billion in certain leveraged credit strategies and $1.5 billion in BDCs. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

These decreases were partially offset by new capital raised in multiple strategies, most notably $1.1 billion in both other alternative credit strategies and certain leveraged credit strategies, $1.0 billion in our hedge fund partnerships, and $0.5 billion in CLOs.

Uncalled capital commitments from Public Markets investment funds from which KKR is currently not earning management fees amounted to approximately $6.2 billion at March 31, 2020. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.9%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Uncalled Commitments

Private Markets

As of March 31, 2020, our Private Markets business line had $48.9 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $46.8 billion as of December 31, 2019. The net increase is due primarily to new capital raised, which was partially offset by capital called from fund investors to make investments, during the period. See "—Analysis of Non-GAAP Operating Results—Other Operating and Performance Measures—Assets Under Management—Private Markets" for a detailed discussion on new capital raised for the three months ended March 31, 2020.

Public Markets

As of March 31, 2020, our Public Markets business line had $9.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions, as compared to $10.1 billion as of December 31, 2019. The net decrease was primarily attributable to capital called from fund investors to make investments.

Capital Invested and Syndicated Capital
Private Markets Capital Invested
For the three months ended March 31, 2020, Private Markets had $1.4 billion of capital invested as compared to $3.3 billion for the three months ended March 31, 2019. The decrease was driven primarily by a $1.6 billion decrease in capital invested in our private equity strategies (including core, growth equity, and impact investments) and a $0.3 billion decrease in capital invested in our real asset strategies. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the three months ended March 31, 2020, 73% of capital deployed in private equity, which includes core and growth equity investments, was in transactions in North America, 20% was in the Asia Pacific region, and 7% was in Europe.
Public Markets Capital Invested
For the three months ended March 31, 2020, Public Markets had $3.6 billion of capital invested as compared to $2.2 billion for the three months ended March 31, 2019. The increase was primarily due to a higher level of capital deployed in our direct lending and special situations strategies. During the three months ended March 31, 2020, 67% of capital deployed was in transactions in North America and 33% was in Europe.
Capital Markets Syndicated Capital
For the three months ended March 31, 2020, Capital Markets syndicated $0.1 billion of capital as compared to $0.3 billion for the three months ended March 31, 2019. The decrease was primarily due to a decrease in the size and number of syndication transactions in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Overall, we completed two syndication transactions for the three months ended March 31, 2020 as compared to five syndications for the three months ended March 31, 2019. The size and frequency of syndication transactions depend in large part on market conditions and other factors that are unpredictable and outside our control, which may negatively impact the fees generated by our capital markets business from syndication transactions.

Non-GAAP Balance Sheet Measures
The following tables present information with respect to our operating assets, operating liabilities, and book value as of March 31, 2020 and December 31, 2019:

OPERATING ASSETS

	As of
	March 31, 2020	December 31, 2019
	($ in thousands)
Operating Assets
Cash and Short-term Investments	$2,502,331	$2,783,905
Investments	11,492,564	13,026,387
Net Unrealized Carried Interest (1)	1,026,256	1,982,251
Tax Assets	507,508	111,719
Other Assets (2)	4,192,643	3,716,189
Total Operating Assets	$19,721,302	$21,620,451

OPERATING LIABILITIES

	As of
	March 31, 2020	December 31, 2019
	($ in thousands)
Operating Liabilities
Debt Obligations - KKR (ex-KFN)	$3,592,286	$3,097,460
Debt Obligations - KFN	948,517	948,517
Tax Liabilities	189,632	169,997
Other Liabilities	581,741	514,236
Total Operating Liabilities	$5,312,176	$4,730,210

BOOK VALUE

	As of
	March 31, 2020	December 31, 2019
	($ in thousands)
Book Value
(+) Total Operating Assets	$19,721,302	$21,620,451
(-) Total Operating Liabilities	5,312,176	4,730,210
(-) Noncontrolling Interests	27,198	26,291
(-) Preferred Stock	500,000	500,000
Book Value	$13,881,928	$16,363,950

Book Value Per Adjusted Share	$16.52	$19.24
Adjusted Shares	840,179,251	850,388,924

(1)	The following table provides net unrealized carried interest by business line:

	As of
	March 31, 2020	December 31, 2019
Private Markets Business Line	$1,022,228	$1,832,581
Public Markets Business Line	4,028	149,670
Total	$1,026,256	$1,982,251

(2)	Other Assets include KKR's ownership interest in FS/KKR Advisor and minority ownership interests in hedge fund partnerships.
Book Value Per Adjusted Share
Book value per adjusted share decreased 14.1% from December 31, 2019. This decrease was due primarily to a broad-based decrease in the value of KKR's investment portfolio, including investments held by KKR as well as investments held through investment funds, such as KKR's private equity funds, where KKR is entitled to earn carried interest. For the three months ended March 31, 2020, the value of KKR's balance sheet portfolio, on a non-GAAP basis, decreased 14.1% and KKR's overall private equity portfolio decreased 12.1%. The decreases in KKR's balance sheet portfolio and net unrealized carried interest was primarily due to mark-to-market losses in our portfolio companies. For a further discussion, see "—Consolidated Results of Operations—Unrealized Gains and Losses from Investment Activities" and "—Analysis of Non-GAAP Operating Results—Operating Revenues—Principal Activities Operating Revenues." For a discussion of the changes in KKR's private equity portfolio, see "—Analysis of Non-GAAP Operating Results—Other Operating and Performance Measures—AUM." The decrease in book value per adjusted share was partially offset by approximately $355.3 million of after-tax distributable earnings, partially offset by the payment of dividends during the three months ended March 31, 2020. For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Operating Results" and for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations, see "—Business Environment."

The following table presents the holdings of our investments by asset class as of March 31, 2020. To the extent investments in our operating assets are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs. For example, we recognized net unrealized losses in our credit investment portfolio at our India debt finance company. As of March 31, 2020, KKR’s 51% interest in our India debt finance company had a cost basis of approximately $204 million, comprised of invested capital of $100 million plus reinvested earnings. If the value of our 51% investment is ultimately realized at the current carrying value of $92 million, future realized investment losses of approximately $112 million would be recognized based on valuations as of March 31, 2020, which would reduce after-tax distributable earnings in future periods.

	As of March 31, 2020
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Funds / SMAs	$3,510,901	$4,540,091	39.5%
Private Equity Co-Investments and Other Equity	2,300,808	2,938,592	25.6%
Private Equity Total	5,811,709	7,478,683	65.1%

Energy	776,320	517,594	4.5%
Real Estate	1,133,710	1,065,783	9.3%
Infrastructure	517,276	601,339	5.2%
Real Assets Total	2,427,306	2,184,716	19.0%

Special Situations	597,680	345,852	3.0%
Private Credit	183,917	121,809	1.1%
Alternative Credit Total	781,597	467,661	4.1%
CLOs	783,371	454,980	4.0%
Other Credit	166,716	139,127	1.2%
Credit Total	1,731,684	1,061,768	9.3%

Other	1,202,753	767,397	6.6%

Total Investments	$11,173,452	$11,492,564	100.0%

	March 31, 2020
Significant Investments: (2)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
Fiserv, Inc. (NASDAQ: FISV)	$794,978	$1,415,083	12.3%
USI, Inc.	500,111	800,168	7.0%
BridgeBio Pharma, Inc. (NASDAQ: BBIO)	75,835	425,355	3.7%
Heartland Dental LLC	302,255	392,931	3.4%
PetVet Care Centers, LLC	243,188	389,101	3.4%
Total Significant Investments	1,916,367	3,422,638	29.8%

Other Investments	9,257,085	8,069,926	70.2%
Total Investments	$11,173,452	$11,492,564	100.0%

(1)
Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority ownership of subsidiaries that operate KKR's asset management and other businesses, including the general partner interests of KKR's investment funds.

(2)
The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their fair values as of March 31, 2020. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

Reconciliations to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP information for the three months ended March 31, 2020 and 2019:
Revenues

	Three Months Ended
	March 31, 2020	March 31, 2019
	($ in thousands)
Total GAAP Revenues	$(1,001,505)	$1,187,480
(+) Management Fees - Consolidated Funds and Other	118,782	121,949
(-) Fee Credits - Consolidated Funds	227	3,939
(-) Capital Allocation-Based Income (Loss) (GAAP)	(1,382,077)	814,932
(+) Realized Carried Interest	361,331	330,345
(+) Realized Investment Income (Loss)	145,164	102,919
(-) Revenue Earned by Other Consolidated Entities	13,315	29,703
(-) Capstone Fees	20,918	—
(-) Expense Reimbursements	28,224	44,060
Total Operating Revenues	$943,165	$850,059
Expenses

	Three Months Ended
	March 31, 2020	March 31, 2019
	($ in thousands)
Total GAAP Expenses	$(96,692)	$728,767
(-) Equity-based and Other Compensation - KKR Holdings L.P.	20,696	23,743
(-) Unrealized Performance Income Compensation	(675,874)	159,880
(-) Amortization of Intangibles	380	535
(-) Reimbursable Expenses	34,962	52,032
(-) Operating Expenses relating to Other Consolidated Entities	20,001	51,818
(-) Capstone Expenses	17,797	—
(+) Other	(14,374)	(11,606)
Total Operating Expenses	$470,972	$429,153

Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders

	Three Months Ended
	March 31, 2020	March 31, 2019
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Class A Common Stockholders	$(1,288,865)	$700,978
(+) Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	(852,194)	481,368
(+) Equity-based and Other Compensation - KKR Holdings L.P.	20,696	23,118
(+) Amortization of Intangibles and Other, net	(62,226)	56,153
(-) Net Unrealized Carried Interest	(1,659,940)	401,612
(-) Net Unrealized Gains (Losses)	(1,974,531)	819,402
(+) Unrealized Performance Income Compensation	(675,874)	159,880
(+) Income Tax Expense (Benefit)	(360,679)	167,593
(-) Income Taxes Paid	60,035	53,993
After-tax Distributable Earnings	$355,294	$314,083

The following tables provide reconciliations of certain of KKR's GAAP Consolidated Statements of Financial Condition measures to our non-GAAP balance sheet measures as of March 31, 2020 and December 31, 2019:
Assets

	As of
	March 31, 2020	December 31, 2019
Total GAAP Assets	$55,601,075	$60,899,319
(-) Impact of Consolidation of Funds and Other Entities	34,876,939	37,453,629
(-) Carry Pool Reclassification	773,151	1,448,879
(-) Other Reclassifications	229,683	376,360
Total Operating Assets	$19,721,302	$21,620,451
Liabilities

	As of
	March 31, 2020	December 31, 2019
Total GAAP Liabilities	$29,011,045	$30,396,945
(-) Impact of Consolidation of Funds and Other Entities	22,696,035	23,841,496
(-) Carry Pool Reclassification	773,151	1,448,879
(-) Other Reclassifications	229,683	376,360
Total Operating Liabilities	$5,312,176	$4,730,210
KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	March 31, 2020	December 31, 2019
KKR & Co. Inc. Stockholders' Equity - Common Stock	$8,843,408	$10,324,936
(+) Impact of Consolidation of Funds and Other Entities	270,815	327,826
(-) Other Reclassifications	17,446	17,446
(+) Noncontrolling Interests Held by KKR Holdings L.P.	4,785,151	5,728,634
Book Value	$13,881,928	$16,363,950

The following table provides reconciliations of KKR's GAAP Shares of Class A Common Stock Outstanding to Adjusted Shares:

	As of
	March 31, 2020	December 31, 2019
GAAP Shares of Class A Common Stock Outstanding	553,701,980	560,007,579
Adjustments:
KKR Holdings Units (1)	286,477,271	290,381,345
Adjusted Shares (2)	840,179,251	850,388,924

Unvested Shares of Class A Common Stock (3)	22,586,749	22,712,604

(1)	Class A common stock that may be issued by KKR & Co. Inc. upon exchange of units in KKR Holdings for Class A common stock.

(2)	Amounts exclude unvested equity awards granted under our Equity Incentive Plans.

(3)
Represents equity awards granted under our Equity Incentive Plans. The issuance of Class A common stock of KKR & Co. Inc. pursuant to awards under our Equity Incentive Plans dilutes KKR Class A common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. Excludes the award of 2,500,000 restricted stock units granted to each of our Co-Presidents/Co-Chief Operating Officers during 2017 that have not met their market-price based vesting condition as of March 31, 2020 or December 31, 2019. See Note 12 "Equity Based Compensation" to the financial statements included elsewhere in this report.

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

See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of March 31, 2020, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report.

As of March 31, 2020, netting holes in excess of $50 million existed at six of our private equity funds, which were Americas Fund XII of $652 million, Asian Fund II of $494 million, North America Fund XI of $340 million, Asian Fund III of $179 million, 2006 Fund of $177 million, and Asian Fund of $93 million. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

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

Preferred Stock

For a discussion of KKR's equity, including our preferred stock, see Part II. Item 5. "Other Information" in this report and Note 15 "Equity" to the audited financial statements included in our Annual Report.

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to:

•
continue to support and grow our business lines, including seeding new strategies, funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies, pay the costs related to fundraising and launching of new strategies, and otherwise supporting investment vehicles which we sponsor;

•
warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, vehicles, accounts or CLOs pending the contribution of committed capital by the investors in such vehicles, and advancing capital to them for operational or other needs;

•	service debt obligations including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses and contingencies, including litigation matters;

•	pay corporate income taxes and other taxes;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	pay cash dividends in accordance with our dividend policy for our common stock or the terms of our preferred stock;

•	underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;

•
support and acquire other assets for our Principal Activities business line, including other businesses, investments and assets, some of which may be required to satisfy regulatory requirements for our capital markets business or risk retention requirements for CLOs (to the extent it continues to apply); and

•	repurchase KKR's common stock or retire equity awards pursuant to the share repurchase program or other securities issued by KKR.

For a discussion of KKR's share repurchase program, see "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Share Repurchases in the First Quarter of 2020."

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

The following table presents our uncalled commitments to our active investment funds as of March 31, 2020:

Uncalled Commitments
Private Markets	($ in thousands)
Core Investment Vehicles	$1,694,500
Asian Fund IV	1,000,000
Americas Fund XII	412,500
Asian Fund III	352,600
Property Partners Americas	304,700
Asia Real Estate Partners	250,000
Asia Pacific Infrastructure Investors	250,000
Global Infrastructure Investors III	213,200
Real Estate Partners Europe II	200,000
Next Generation Technology Growth II	150,000
European Fund V	145,600
Energy Income and Growth Fund II	118,200
Health Care Strategic Growth Fund	102,400
Global Impact Fund	93,100
Real Estate Partners Americas II	88,000
Real Estate Credit Opportunity Partners II	50,000
Other Private Markets Vehicles	134,600
Total Private Markets Commitments	5,559,400

Public Markets
Dislocation Opportunities Fund	400,000
Special Situations Fund II	69,800
Lending Partners Europe II	56,000
Lending Partners III	14,500
Private Credit Opportunities Partners II	13,600
Lending Partners Europe	11,300
Other Public Markets Vehicles	110,900
Total Public Markets Commitments	676,100

Total Uncalled Commitments	$6,235,500

Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets primarily in our Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets business line. As of March 31, 2020, these commitments amounted to $200.0 million and $570.8 million, respectively. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has an arrangement with a third party, which reduces our risk when underwriting certain debt transactions, and thus our unfunded commitments as of March 31, 2020 have been reduced to reflect the amount to be funded by such third party. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
On January 14, 2020, KKR committed to invest up to an additional $150 million in KKR India Financial Services to support KKR’s alternative credit business in India. As of March 31, 2020, none of the $150 million commitment has been invested.

Tax Receivable Agreement
We may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings, which may result in an increase in our tax basis of the assets of KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former principals who have exchanged KKR Holdings units for KKR's common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the agreement. As of March 31, 2020, an undiscounted payable of $145.1 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2020, approximately $43.0 million of cumulative cash payments have been made under the tax receivable agreement.
Dividends
A dividend of $0.135 per share of our common stock has been declared for the quarter ended March 31, 2020, which will be paid on June 2, 2020 to holders of record of our common stock as of the close of business on May 18, 2020.
A dividend of $0.421875 per share of Series A Preferred Stock has been declared and set aside for payment on June 15, 2020 to holders of record of Series A Preferred Stock as of the close of business on June 1, 2020. A dividend of $0.406250 per share of Series B Preferred Stock has been declared and set aside for payment on June 15, 2020 to holders of record of Series B Preferred Stock as of the close of business on June 1, 2020.
When KKR & Co. Inc. receives distributions from KKR Group Partnership, KKR Holdings receives its pro rata share of such distributions from KKR Group Partnership.
The declaration and payment of dividends to our common stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. Our current dividend policy is to pay dividends to holders of our common stock in an annual aggregate amount of $0.54 per share (or a quarterly dividend of $0.135 per share), subject to the discretion of our board of directors based on a number of factors, including KKR’s future financial performance and other considerations that the board deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our common stock will be maintained. Furthermore, the declaration and payment of distributions by KKR Group Partnership and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements and the terms of the preferred units of KKR Group Partnership.

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
We classified 3.6% of total investments measured and reported at fair value as Level I at March 31, 2020.
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
We classified 39.1% of total investments measured and reported at fair value as Level II at March 31, 2020.
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

We classified 57.3% of total investments measured and reported at fair value as Level III at March 31, 2020. The valuation of our Level III investments at March 31, 2020 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 3% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of March 31, 2020, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 41%, 50%, and 9%, respectively.
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
On a non-GAAP basis, our energy real asset investments in oil and gas properties as of March 31, 2020 had a fair value of approximately $518 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in book value of $51.8 million. As of March 31, 2020, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that book value would have been approximately $44 million lower.
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
There is inherent uncertainty involved in the valuation of Level III investments and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. Furthermore, the recent market volatility caused by COVID-19 and the uncertainty surrounding its full impact have amplified the possibility that our future valuations may materially change from those reflected as of March 31, 2020. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.
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
For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR's investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of March 31, 2020, less than 3% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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
As of March 31, 2020, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
There were no changes made to our Level III valuation process as a result of COVID-19.
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
As of March 31, 2020, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of March 31, 2020, investments which represented greater than 5% of total non-GAAP investments consisted of Fiserv, Inc. and USI, Inc. (financial services sector) valued at $1,415.1 million and $800.2 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Fiserv, Inc. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.

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
Recognition of Carried Interest in the Statement of Operations
Carried interest entitles the general partner of a fund to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduces noncontrolling interests' attributable share of those earnings. Carried interest is earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reversed and reflected as losses in the statement of operations. For funds that are not consolidated, amounts earned pursuant to carried interest are included in capital allocation-based income (loss) in the consolidated statements of operations. Amounts earned pursuant to carried interest at consolidated funds are eliminated upon consolidation of the fund and are included as investment income (loss) in net gains (losses) from investment activities along with all of the other investment gains and losses at the consolidated fund.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of current market conditions and uncertainties resulting from COVID-19, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment." There was no other material change in our market risks during the three months ended March 31, 2020. For additional information, please refer to our Annual Report.
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
The section entitled "Litigation" appearing in Note 16 "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.
ITEM 1A.  RISK FACTORS.
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment" in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Share Repurchases in the First Quarter of 2020
KKR has increased the total available amount under its repurchase program to $500 million. Prior to this increase, there was approximately $119 million remaining under the program as of March 31, 2020.
Under the repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.
In addition to the repurchases of common stock described above, subsequent to May 3, 2018, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of common stock. From October 27, 2015 through March 31, 2020, KKR has paid approximately $327 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of common stock or its equivalent upon the vesting of equity awards representing 16.3 million shares of common stock. Of these amounts, equity awards representing 11.0 million shares of common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the first quarter of 2020. 10,209,673 shares of common stock were repurchased during the first quarter of 2020 and no equity awards were retired during the first quarter of 2020. From inception of the repurchase program through March 31, 2020, we have repurchased or retired a total of approximately 57.6 million shares of common stock under the program at an average price of approximately $18.86 per share.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2020 to January 31, 2020)	1,607,509	$30.06	43,681,674	$317,225
Month #2 (February 1, 2020 to February 29, 2020)	677,341	$31.82	44,359,015	$295,671
Month #3 (March 1, 2020 to March 31, 2020)	7,924,823	$22.25	52,283,838	$119,380
Total through March 31, 2020	10,209,673

(1) Amounts have been reduced by retirements of equity awards occurring after May 3, 2018. KKR has increased the total available amount under the repurchase program to $500 million.

Other Equity Securities
During the first quarter of 2020, 3,904,074 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of shares of our common stock. This resulted in an increase in our ownership of KKR Group Partnership and a corresponding decrease in the ownership of KKR Group Partnership by KKR Holdings. In May 2020, approximately 0.5 million KKR Group Partnership Units are expected to be exchanged by KKR Holdings into an equal number of shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION
Election of Directors
On May 7, 2020, KKR Management LLP, by a written consent as the sole holder of our Class B common stock, elected Henry R. Kravis, George R. Roberts, Joseph Y. Bae, Scott C. Nuttall, Mary N. Dillon, David C. Drummond, Joseph A. Grundfest, John B. Hess, Xavier B. Niel, Patricia F. Russo, Thomas M. Schoewe and Robert W. Scully as directors of KKR & Co. Inc., to serve as provided in our Certificate of Incorporation and Bylaws.  Each director was serving as a director of KKR & Co. Inc. at the time of election.

A description of the committee membership of each of the directors is described in Item 10 of our Annual Report, which disclosure is incorporated herein by reference.

Each non-employee director will continue to receive director compensation under our current director compensation program described in Item 11 of our Annual Report, which disclosure is incorporated herein by reference. Each director has previously entered into KKR's indemnification agreement for non-executive directors, a form of which has previously been filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2018.

Certain transactions between KKR and such directors required to be disclosed pursuant to Item 404(a) of Regulation S-K are described in Item 13 of our Annual Report, which disclosure is incorporated herein by reference.

Amendment and Restatement of Certificate of Incorporation and Bylaws
Effective on May 8, 2020 (the "Effective Date"), we amended and restated our Certificate of Incorporation (as amended and restated, the "Amended and Restated Certificate of Incorporation"). The Amended and Restated Certificate of Incorporation provides for an updated forum selection clause which requires that certain claims, suits and actions that may be brought by our stockholders may only be brought in specified U.S. federal and Delaware courts as provided in the Amended and Restated Certificate of Incorporation. Also in the Amended and Restated Certificate of Incorporation, our Class A common stock was renamed as "common stock," which has the same rights and powers, including, without limitation, with respect to voting, that our Class A common stock formerly had prior to the Effective Date; our Class B common stock was reclassified into a new "Series I Preferred Stock," which has the same rights and powers that our Class B common stock formerly had prior to the Effective Date; and our Class C common stock was reclassified into a new "Series II Preferred Stock," which has the same rights and powers that our Class C common stock formerly had prior to the Effective Date. In addition, following the conversion of KKR & Co. Inc. from a limited partnership to a corporation on July 1, 2018, certain provisions more customarily found in the bylaws of Delaware corporations were moved from the Amended and Restated Certificate of Incorporation to our Bylaws, and certain other provisions that are already provided for under the Delaware General Corporation Law were removed from the Amended and Restated Certificate of Incorporation.

On the Effective Date, we also amended and restated our Bylaws to add, as noted above, certain provisions previously included in our Certificate of Incorporation relating to quorum, adjournment and the conduct of stockholder meetings, and provisions related to stock certificates, registrations of transfers and maintenance of our books and records.

The full text of the Amended and Restated Certificate of Incorporation and amended and restated Bylaws are filed as Exhibits 3.1 and 3.2, respectively, to this report and are incorporated herein by reference. The holder of our Class B common stock consented to the Amended and Restated Certificate of Incorporation and amended and restated Bylaws on May 8, 2020, and as a result of the elimination of our Class C common stock in connection with its reclassification, the consent of the holder of our Class C common stock to the adoption of the Amended and Restated Certificate of Incorporation was received on May 8, 2020. No consent of the holders of the Class A common stock, Series A preferred stock or Series B preferred stock was required.

ITEM 6. EXHIBITS.
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of KKR & Co. Inc.
3.2	Amended and Restated Bylaws of KKR & Co. Inc.

Exhibit No.	Description of Exhibit
4.1
Indenture dated as of February 25, 2020 among KKR Group Finance Co. VII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 25, 2020).

4.2
First Supplemental Indenture dated as of February 25, 2020 among KKR Group Finance Co. VII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 25, 2020).

4.3	Form of 3.625% Senior Note due 2050 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 25, 2020).
4.4
Second Supplemental Indenture dated as of April 21, 2020 among KKR Group Finance Co. VI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 21, 2020).

4.5	Form of 3.750% Senior Note due 2029 (included in Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 21, 2020).
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

10.4 †
Third Amended and Restated 5-Year Revolving Credit Agreement, dated March 20, 2020, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the lenders party thereto.

10.5 †
364-Day Revolving Credit Agreement, dated as of April 10, 2020, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the lenders party thereto.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and March 31, 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and March 31, 2019; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2020 and March 31, 2019, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	May 11, 2020