Form 10-Q
period 2020-06-30
KKR & Co. Inc.
filed 2020-08-10
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2020, there were 559,140,869 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarter Ended June 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of dividends on common or preferred stock of KKR, the timing, manner and volume of repurchases of common stock pursuant to a repurchase program, the transaction to acquire Global Atlantic Financial Group Limited ("Global Atlantic"), including expected timing of closing, and the expected synergies and benefits from acquisitions, reorganizations or strategic partnerships, may constitute forward-looking statements. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report"). These factors should be read in conjunction with the other cautionary statements that are included in this report, our Annual Report and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

In this report, references to "KKR," "we," "us" and "our" refer to KKR & Co. Inc. and its subsidiaries. On January 1, 2020, KKR completed an internal reorganization (the "Reorganization"), which was undertaken to, among other purposes, simplify KKR's internal structure. In the Reorganization, (i) KKR Management Holdings L.P. and KKR International Holdings L.P., which were former intermediate holdings companies for KKR's business, were combined with another intermediate holding company, KKR Fund Holdings L.P., which changed its name to KKR Group Partnership L.P. ("KKR Group Partnership") and became the sole intermediate holding company for KKR's business, (ii) the issuers of each series of KKR’s outstanding senior notes were contributed to KKR Group Partnership and the guarantees by KKR International Holdings L.P. and KKR Management Holdings L.P. under the senior notes were automatically and unconditionally released and discharged pursuant to the terms of the indentures governing such senior notes, with KKR Group Partnership remaining as a guarantor, and (iii) the ownership interests of certain operating subsidiaries of KKR Group Partnership were reorganized. In connection with the 6.75% Series A Preferred Stock ("Series A Preferred Stock") and 6.50% Series B Preferred Stock ("Series B Preferred Stock") of KKR & Co. Inc., KKR Group Partnership has series of preferred units issued and outstanding with economic terms designed to mirror those of the Series A Preferred Stock and Series B Preferred Stock, respectively. Effective May 8, 2020, Class A common stock of KKR & Co. Inc. was renamed as common stock, and Class B common stock and Class C common stock of KKR & Co. Inc. were reclassified into Series I preferred stock and Series II preferred stock, respectively (the "Reclassification"). KKR & Co. Inc. has one class of common stock authorized and outstanding.

References to "KKR Group Partnerships" for periods prior to the Reorganization mean KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, and references to "KKR Group Partnership" for periods following the Reorganization mean KKR Group Partnership L.P. References to a "KKR Group Partnership Unit" mean (i) one Class A partner interest in each of KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, for periods prior to the Reorganization and (ii) one Class A partner interest in KKR Group Partnership for periods following the Reorganization. References to "common stock" for periods prior to the Reclassification mean Class A common stock of KKR & Co. Inc. and references to "Series I preferred stock" and "Series II preferred stock" for periods prior to the Reclassification mean Class B common stock and Class C common stock of KKR & Co. Inc., respectively. References to the "Series I Preferred Stockholder" are to KKR Management LLP, the holder of the sole share of our Series I preferred stock, which converted from a limited liability company named KKR Management LLC to a limited liability partnership in the Reorganization.

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

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP, including after-tax distributable earnings, distributable revenues, distributable expenses, distributable operating earnings, fee related earnings ("FRE"), book assets, book liabilities, book value and book value per adjusted share. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These non-GAAP financial measures should not be considered as a substitute for, or superior to, similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliations to GAAP Measures." This report also uses the terms assets under management ("AUM"), fee paying assets under management ("FPAUM"), capital invested and syndicated capital. You should note that our calculations of these and other operating metrics may differ from the calculations of other investment managers and, as a result, may not be comparable to similar metrics presented by other investment managers. These non-GAAP and operating metrics are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Non-GAAP and Other Operating and Performance Measures."

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2020	December 31, 2019
Assets
Cash and Cash Equivalents	$2,454,541	$2,346,713
Cash and Cash Equivalents Held at Consolidated Entities	1,150,562	816,441
Restricted Cash and Cash Equivalents	133,526	74,262
Investments	54,425,153	54,936,268
Due from Affiliates	930,103	717,399
Other Assets	3,016,497	2,008,236
Total Assets	$62,110,382	$60,899,319

Liabilities and Equity
Debt Obligations	$28,676,899	$27,013,284
Due to Affiliates	261,774	286,098
Accounts Payable, Accrued Expenses and Other Liabilities	3,777,047	3,097,563
Total Liabilities	32,715,720	30,396,945

Commitments and Contingencies

Stockholders' Equity (1)
Series A and B Preferred Stock, $0.01 par value. 13,800,000 and 6,200,000 shares, respectively, issued and outstanding as of June 30, 2020 and December 31, 2019.	482,554	482,554
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of June 30, 2020 and December 31, 2019.	—	—
Series II Preferred Stock, $0.01 par value. 499,999,999 shares authorized, 285,978,495 and 290,381,345 shares, issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	2,860	2,904
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 559,140,869 and 560,007,579 shares, issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	5,591	5,600
Additional Paid-In Capital	8,459,914	8,565,919
Retained Earnings	1,056,918	1,792,152
Accumulated Other Comprehensive Income (Loss)	(52,969)	(41,639)
Total KKR & Co. Inc. Stockholders' Equity	9,954,868	10,807,490
Noncontrolling Interests	19,439,794	19,694,884
Total Equity	29,394,662	30,502,374
Total Liabilities and Equity	$62,110,382	$60,899,319
(1) See Note 1 "Organization"

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

	June 30, 2020
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$645,543	$382,693	$1,028,236
Restricted Cash and Cash Equivalents	—	60,593	60,593
Investments	15,583,230	21,218,714	36,801,944
Other Assets	214,742	396,096	610,838
Total Assets	$16,443,515	$22,058,096	$38,501,611

Liabilities
Debt Obligations	$15,293,024	$2,361,131	$17,654,155
Accounts Payable, Accrued Expenses and Other Liabilities	878,984	420,101	1,299,085
Total Liabilities	$16,172,008	$2,781,232	$18,953,240

	December 31, 2019
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$634,029	$112,122	$746,151
Restricted Cash and Cash Equivalents	—	34,849	34,849
Investments	14,948,237	20,851,587	35,799,824
Due from Affiliates	—	9,678	9,678
Other Assets	100,221	178,892	279,113
Total Assets	$15,682,487	$21,187,128	$36,869,615

Liabilities
Debt Obligations	$14,658,137	$2,481,937	$17,140,074
Accounts Payable, Accrued Expenses and Other Liabilities	513,057	109,575	622,632
Total Liabilities	$15,171,194	$2,591,512	$17,762,706

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Fees and Other	$393,473	$519,441	$774,045	$891,989
Capital Allocation-Based Income (Loss)	938,521	660,423	(443,556)	1,475,355
Total Revenues	1,331,994	1,179,864	330,489	2,367,344

Expenses
Compensation and Benefits	591,324	608,967	329,187	1,153,529
Occupancy and Related Charges	17,579	17,193	33,901	31,883
General, Administrative and Other	148,165	182,651	297,288	352,166
Total Expenses	757,068	808,811	660,376	1,537,578

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,480,869	1,037,985	(2,463,635)	2,241,863
Dividend Income	9,969	17,130	178,668	39,755
Interest Income	331,732	365,727	685,187	724,238
Interest Expense	(240,067)	(264,766)	(501,536)	(513,854)
Total Investment Income (Loss)	1,582,503	1,156,076	(2,101,316)	2,492,002

Income (Loss) Before Taxes	2,157,429	1,527,129	(2,431,203)	3,321,768

Income Tax Expense (Benefit)	206,264	165,399	(154,415)	332,992

Net Income (Loss)	1,951,165	1,361,730	(2,276,788)	2,988,776
Net Income (Loss) Attributable to Noncontrolling Interests	1,244,196	838,996	(1,703,233)	1,756,723
Net Income (Loss) Attributable to KKR & Co. Inc.	706,969	522,734	(573,555)	1,232,053

Series A Preferred Stock Dividends	5,822	5,822	11,644	11,644
Series B Preferred Stock Dividends	2,519	2,519	5,038	5,038

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$698,628	$514,393	$(590,237)	$1,215,371

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$1.25	$0.94	$(1.06)	$2.25
Diluted	$1.24	$0.93	$(1.06)	$2.20
Weighted Average Shares of Common Stock Outstanding
Basic	558,774,162	544,528,863	558,961,992	539,240,051
Diluted	565,611,138	554,643,810	558,961,992	552,374,508

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss)	$1,951,165	$1,361,730	$(2,276,788)	$2,988,776

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	1,855	(2,039)	(24,877)	327

Comprehensive Income (Loss)	1,953,020	1,359,691	(2,301,665)	2,989,103

Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,244,264	837,111	(1,717,279)	1,757,470

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$708,756	$522,580	$(584,386)	$1,231,633

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Amounts	Shares	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000	$482,554	20,000,000
End of Period	482,554	20,000,000	482,554	20,000,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	2,987	298,645,285	2,991	299,081,239
Cancellation of Series II Preferred Stock	(17)	(1,683,689)	(21)	(2,119,643)
End of Period	2,970	296,961,596	2,970	296,961,596
Common Stock
Beginning of Period	5,339	533,922,902	5,349	534,857,237
Exchange of KKR Holdings Units	17	1,683,689	21	2,119,643
Net Delivery of Common Stock	65	6,516,929	65	6,516,929
Repurchases of Common Stock	—	—	(14)	(1,370,289)
Common Stock Issued in Connection with the Purchase of an Investment	35	3,500,000	35	3,500,000
End of Period	5,456	545,623,520	5,456	545,623,520
Additional Paid-In Capital
Beginning of Period	8,145,133		8,106,408
Exchange of KKR Holdings Units	29,849		36,986
Tax Effects - Exchange of KKR Holdings Units and Other	(738)		4,517
Net Delivery of Common Stock	(53,479)		(53,479)
Repurchases of Common Stock	—		(28,552)
Equity-Based Compensation	48,611		103,496
Common Stock Issued in Connection with the Purchase of an Investment	82,642		82,642
End of Period	8,252,018		8,252,018
Retained Earnings
Beginning of Period	726,312		91,953
Net Income (Loss) Attributable to KKR & Co. Inc.	522,734		1,232,053
Series A Preferred Stock Dividends ($0.421875 and $0.843750 per share for the three and six months ended June 30, 2019, respectively)	(5,822)		(11,644)
Series B Preferred Stock Dividends ($0.406250 and $0.812500 per share for the three and six months ended June 30, 2019, respectively)	(2,519)		(5,038)
Common Stock Dividends ($0.125 and $0.250 per share for the three and six months ended June 30, 2019, respectively)	(67,951)		(134,570)
End of Period	1,172,754		1,172,754
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(39,954)		(39,645)
Foreign Currency Translation	(154)		(420)
Exchange of KKR Holdings Units	(166)		(209)
End of Period	(40,274)		(40,274)
Total KKR & Co. Inc. Stockholders' Equity	9,875,478		9,875,478
Noncontrolling Interests (See Note 15 "Equity")	18,406,585		18,406,585
Total Equity	$28,282,063		$28,282,063

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Continued)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Amounts	Shares	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000	$482,554	20,000,000
End of Period	482,554	20,000,000	482,554	20,000,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	2,865	286,477,271	2,904	290,381,345
Cancellation of Series II Preferred Stock	(5)	(498,776)	(44)	(4,402,850)
End of Period	2,860	285,978,495	2,860	285,978,495
Common Stock
Beginning of Period	5,537	553,701,980	5,600	560,007,579
Exchange of KKR Holdings Units	5	498,776	44	4,402,850
Net Delivery of Common Stock	49	4,940,113	49	4,940,113
Repurchases of Common Stock	—	—	(102)	(10,209,673)
End of Period	5,591	559,140,869	5,591	559,140,869
Additional Paid-In Capital
Beginning of Period	8,456,154		8,565,919
Exchange of KKR Holdings Units	8,922		81,253
Tax Effects - Exchange of KKR Holdings Units and Other	(4,456)		(5,882)
Net Delivery of Common Stock	(40,639)		(40,639)
Repurchases of Common Stock	—		(246,058)
Equity-Based Compensation	39,933		90,936
Transfer of Interests Under Common Control (See Note 1 "Organization")	—		14,385
End of Period	8,459,914		8,459,914
Retained Earnings
Beginning of Period	433,546		1,792,152
Net Income (Loss) Attributable to KKR & Co. Inc.	706,969		(573,555)
Series A Preferred Stock Dividends ($0.421875 and $0.843750 per share for the three and six months ended June 30, 2020, respectively)	(5,822)		(11,644)
Series B Preferred Stock Dividends ($0.406250 and $0.812500 per share for the three and six months ended June 30, 2020, respectively)	(2,519)		(5,038)
Common Stock Dividends ($0.135 and $0.260 per share for the three and six months ended June 30, 2020, respectively)	(75,256)		(144,997)
End of Period	1,056,918		1,056,918
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(54,694)		(41,639)
Foreign Currency Translation	1,787		(10,831)
Exchange of KKR Holdings Units	(62)		(499)
End of Period	(52,969)		(52,969)
Total KKR & Co. Inc. Stockholders' Equity	9,954,868		9,954,868
Noncontrolling Interests (See Note 15 "Equity")	19,439,794		19,439,794
Total Equity	$29,394,662		$29,394,662

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net Income (Loss)	$(2,276,788)	$2,988,776
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	132,381	148,950
Net Realized (Gains) Losses on Investments	267,189	(203,958)
Change in Unrealized (Gains) Losses on Investments	2,196,446	(2,037,905)
Capital Allocation-Based (Income) Loss	443,556	(1,475,355)
Other Non-Cash Amounts	(11,314)	8,753
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Consolidation and Other	—	(137,498)
Change in Due from / to Affiliates	(263,824)	(34,611)
Change in Other Assets	(401,478)	385,864
Change in Accounts Payable, Accrued Expenses and Other Liabilities	(118,969)	502,264
Investments Purchased	(17,200,657)	(15,312,092)
Proceeds from Investments	14,495,519	12,052,968
Net Cash Provided (Used) by Operating Activities	(2,737,939)	(3,113,844)

Investing Activities
Purchases of Fixed Assets	(68,042)	(144,037)
Development of Oil and Natural Gas Properties	(7,587)	(1,077)
Net Cash Provided (Used) by Investing Activities	(75,629)	(145,114)

Financing Activities
Preferred Stock Dividends	(16,682)	(16,682)
Common Stock Dividends	(144,997)	(134,570)
Distributions to Noncontrolling Interests	(794,769)	(1,621,295)
Contributions from Noncontrolling Interests	2,310,303	2,650,908
Net Delivery of Common Stock (Equity Incentive Plans)	(40,590)	(53,414)
Repurchases of Common Stock	(246,160)	(28,566)
Proceeds from Debt Obligations	7,011,053	8,463,555
Repayment of Debt Obligations	(4,732,150)	(5,418,043)
Financing Costs Paid	(24,894)	(36,268)
Net Cash Provided (Used) by Financing Activities	3,321,114	3,805,625

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,333)	2,379

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	501,213	549,046
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	3,237,416	2,641,512
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,738,629	$3,190,558

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$566,182	$484,215
Payments for Income Taxes	$41,424	$94,748
Payments for Operating Lease Liabilities	$27,008	$24,923

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$132,730	$148,950
Common Stock Issued in Connection with the Purchase of an Investment	$—	$82,677
Debt Obligations - Net Gains (Losses), Translation and Other	$598,188	$(333,691)
Tax Effects - Exchange of KKR Holdings L.P. Units and Other	$(5,882)	$4,517
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$2,700	$—

Change in Consolidation and Other
Investments	$—	$(1,014,813)
Due From Affiliates	$—	$1,642
Other Assets	$—	$(19,703)
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$(47,731)
Redeemable Noncontrolling Interests	$—	$(1,122,641)

	June 30, 2020	December 31, 2019
Reconciliation to the Condensed Consolidated Statements of Financial Condition
Cash and Cash Equivalents	$2,454,541	$2,346,713
Cash and Cash Equivalents Held at Consolidated Entities	1,150,562	816,441
Restricted Cash and Cash Equivalents	133,526	74,262
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,738,629	$3,237,416

See notes to financial statements.

KKR & CO. INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)

1. ORGANIZATION

KKR & Co. Inc. (NYSE: KKR), through its subsidiaries (collectively, "KKR"), is a leading global investment firm that manages multiple alternative asset classes including private equity, credit and real assets, with strategic partners that manage hedge funds. KKR aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR's portfolio companies. KKR invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

KKR & Co. Inc. is the parent company of KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc. As of June 30, 2020, KKR & Co. Inc. held approximately 66.2% of the KKR Group Partnership Units and KKR Holdings held approximately 33.8% of the KKR Group Partnership Units. The percentage ownership in KKR Group Partnership will continue to change as KKR Holdings exchanges its KKR Group Partnership Units for shares of common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of common stock of KKR & Co. Inc. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool and preferred units with economic terms that mirror the Series A and Series B preferred stock issued by KKR & Co. Inc.

On May 8, 2020 (the "Effective Date"), KKR & Co. Inc. amended and restated its Certificate of Incorporation to, among other changes, rename its Class A common stock as common stock and reclassify its Class B common stock and Class C common stock into Series I preferred stock and Series II preferred stock, respectively. Common stock, Series I preferred stock and Series II preferred stock have the same rights and powers that Class A common stock, Class B common stock and Class C common stock had, respectively, prior to the Effective Date. References to "common stock" for periods prior to the Effective Date mean Class A common stock of KKR & Co. Inc. and references to "Series I preferred stock" and "Series II preferred stock" for periods prior to the Effective Date mean Class B common stock and Class C common stock of KKR & Co. Inc., respectively. See Note 15 "Equity."

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
COVID-19 and Global Economic and Market Conditions
The outbreak of a novel strain of coronavirus ("COVID-19") continues to impact the United States and other countries throughout the world. In March 2020, the World Health Organization declared COVID-19 to be a pandemic and the United States declared a national emergency due to the outbreak. In connection with these declarations, various governments around the world have instituted measures to slow the transmissions of COVID-19, which substantially restrict individual and business activities. These measures have included, for example, closures of non-essential businesses, limitations of crowd size, stay-at-home orders, quarantines, heightened border controls and limitations on travel. Governments in the United States and around the world have responded with fiscal and monetary stimuli that aim to provide emergency assistance to individuals and businesses negatively impacted by COVID-19. The outbreak of COVID-19 and the actions taken in response have had far reaching impact on the U.S. and global economies, contributing to significant volatility in the financial markets, resulting in increased volatility in equity prices (including our common stock) and lower interest rates, and causing furloughs and layoffs in the labor market. While COVID-19 cases have declined in some parts of the United States, many states in the Southern, Midwestern and Western regions saw sharp increases in infection rates as they began to allow businesses to reopen. COVID-19 cases have also continued to surge in certain countries outside the United States, and certain countries that were initially successful at containing the virus have experienced renewed outbreaks in recent months.
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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of June 30, 2020, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace").
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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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
There is inherent uncertainty involved in the valuation of Level III investments and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. Furthermore, the recent market volatility caused by COVID-19 and the uncertainty surrounding its full impact have amplified the possibility that our future valuations may materially change from those reflected as of June 30, 2020.

Revenues

For the three and six months ended June 30, 2020 and 2019, respectively, revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Management Fees	$219,736	$206,097	$442,425	$394,505
Fee Credits	(60,872)	(91,862)	(96,259)	(195,339)
Transaction Fees	161,458	304,889	260,454	493,092
Monitoring Fees	26,902	26,424	58,051	52,075
Incentive Fees	—	—	668	—
Expense Reimbursements	28,002	42,741	56,226	86,801
Oil and Gas Revenue	1,052	12,275	14,367	25,450
Consulting Fees	17,195	18,877	38,113	35,405
Total Fees and Other	393,473	519,441	774,045	891,989

Carried Interest	759,331	551,443	(451,594)	1,245,826
General Partner Capital Interest	179,190	108,980	8,038	229,529
Total Capital Allocation-Based Income (Loss)	938,521	660,423	(443,556)	1,475,355

Total Revenues	$1,331,994	$1,179,864	$330,489	$2,367,344

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

Notes to Financial Statements (Continued)

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
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
On March 12, 2020, the FASB issued ASU No. 2020-04, which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The temporary optional expedients and exceptions can be elected through December 31, 2022. For the quarter ended June 30, 2020, KKR has not elected to apply the temporary optional expedients and exceptions and will be reevaluating the application each quarter.

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$60,793	$1,086,731	$1,147,524	$24,498	$938,390	$962,888
Credit (1)	(7,763)	97,220	89,457	(54,074)	29,923	(24,151)
Investments of Consolidated CFEs (1)	(52,950)	1,261,963	1,209,013	(3,141)	63,921	60,780
Real Assets (1)	4,704	319,787	324,491	17,097	(19,585)	(2,488)
Equity Method - Other (1)	(149,684)	398,831	249,147	47,217	85,439	132,656
Other Investments (1)	(242,083)	265,660	23,577	(9,969)	(32,651)	(42,620)
Foreign Exchange Forward Contracts and Options (2)	35,907	(231,459)	(195,552)	19,607	(1,777)	17,830
Securities Sold Short (2)	11,386	(69,963)	(58,577)	30,126	15,956	46,082
Other Derivatives (2)	1,036	(45,333)	(44,297)	—	(9,202)	(9,202)
Debt Obligations and Other (3)	8,090	(1,272,004)	(1,263,914)	2,816	(106,606)	(103,790)
Net Gains (Losses) From Investment Activities	$(330,564)	$1,811,433	$1,480,869	$74,177	$963,808	$1,037,985

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$60,793	$(195,673)	$(134,880)	$93,066	$1,858,015	$1,951,081
Credit (1)	(48,460)	(808,387)	(856,847)	(71,950)	38,592	(33,358)
Investments of Consolidated CFEs (1)	(93,802)	(850,578)	(944,380)	(13,671)	297,278	283,607
Real Assets (1)	58,067	(531,228)	(473,161)	46,644	69,996	116,640
Equity Method - Other (1)	(145,279)	(46,192)	(191,471)	67,350	242,345	309,695
Other Investments (1)	(253,536)	(402,059)	(655,595)	(8,519)	(63,012)	(71,531)
Foreign Exchange Forward Contracts and Options (2)	119,146	99,592	218,738	45,061	53,012	98,073
Securities Sold Short (2)	26,041	(48,440)	(22,399)	44,552	(64,816)	(20,264)
Other Derivatives (2)	810	(44,522)	(43,712)	1,465	(22,607)	(21,142)
Debt Obligations and Other (3)	9,031	631,041	640,072	(40)	(370,898)	(370,938)
Net Gains (Losses) From Investment Activities	$(267,189)	$(2,196,446)	$(2,463,635)	$203,958	$2,037,905	$2,241,863

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."

Notes to Financial Statements (Continued)

4. INVESTMENTS
Investments consist of the following:

	June 30, 2020	December 31, 2019
Private Equity	$13,573,075	$12,923,600
Credit	10,769,988	10,538,139
Investments of Consolidated CFEs	15,583,230	14,948,237
Real Assets	3,316,996	3,567,944
Equity Method - Other	4,748,986	4,846,949
Equity Method - Capital Allocation-Based Income	4,069,308	5,329,368
Other Investments	2,363,570	2,782,031
Total Investments	$54,425,153	$54,936,268

As of June 30, 2020 and December 31, 2019, there were no investments which represented greater than 5% of total investments. The majority of the securities underlying private equity investments represent equity securities.

KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the second quarter of 2020, KKR recognized an $88.3 million impairment charge in Net Gains (Losses) from Investment Activities to reduce the carrying value of one of its equity method investments that is accounted for under the equity method of accounting to its fair value. KKR determined that the growth expectations of the investment had declined significantly and the estimated fair value of the investment had declined meaningfully. Therefore, KKR performed a valuation to determine whether the fair value of the investment had declined below its carrying value using a discounted cash flow analysis, a Level III fair value methodology. Based on the discounted cash flow analysis, KKR concluded that the fair value of its investment had declined below is carrying value and that the decline was other-than temporary.

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
Assets, at fair value:

	June 30, 2020
	Level I	Level II	Level III		Total
Private Equity	$1,265,714	$1,497,248	$10,810,113		$13,573,075
Credit	—	2,048,510	8,721,478		10,769,988
Investments of Consolidated CFEs	—	15,583,230	—		15,583,230
Real Assets	—	93,456	3,223,540		3,316,996
Equity Method - Other	221,457	51,560	1,622,885		1,895,902
Other Investments	579,938	88,835	1,694,797		2,363,570
Total Investments	2,067,109	19,362,839	26,072,813		47,502,761

Foreign Exchange Contracts and Options	—	347,369	—		347,369
Other Derivatives	45,722	1,769	26,078	(1)	73,569
Total Assets	$2,112,831	$19,711,977	$26,098,891		$47,923,699

	December 31, 2019
	Level I	Level II	Level III		Total
Private Equity	$1,393,654	$1,658,264	$9,871,682		$12,923,600
Credit	—	1,320,380	9,217,759		10,538,139
Investments of Consolidated CFEs	—	14,948,237	—		14,948,237
Real Assets	—	—	3,567,944		3,567,944
Equity Method - Other	228,999	49,511	1,656,045		1,934,555
Other Investments	431,084	196,192	2,154,755		2,782,031
Total Investments	2,053,737	18,172,584	26,468,185		46,694,506

Foreign Exchange Contracts and Options	—	188,572	—		188,572
Other Derivatives	—	1,333	21,806	(1)	23,139
Total Assets	$2,053,737	$18,362,489	$26,489,991		$46,906,217

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

Notes to Financial Statements (Continued)

Liabilities, at fair value:

	June 30, 2020
	Level I	Level II	Level III		Total
Securities Sold Short	$479,015	$—	$—		$479,015
Foreign Exchange Contracts and Options	—	81,250	—		81,250
Unfunded Revolver Commitments	—	—	70,148	(1)	70,148
Other Derivatives	41,365	60,296	—		101,661
Debt Obligations of Consolidated CFEs	—	15,293,024	—		15,293,024
Total Liabilities	$520,380	$15,434,570	$70,148		$16,025,098

	December 31, 2019
	Level I	Level II	Level III		Total
Securities Sold Short	$251,223	$—	$—		$251,223
Foreign Exchange Contracts and Options	—	39,364	—		39,364
Unfunded Revolver Commitments	—	—	75,842	(1)	75,842
Other Derivatives	—	34,174	—		34,174
Debt Obligations of Consolidated CFEs	—	14,658,137	—		14,658,137
Total Liabilities	$251,223	$14,731,675	$75,842		$15,058,740

(1)	These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

Notes to Financial Statements (Continued)

The following tables summarize changes in investments and debt obligations measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30, 2020
	Level III Investments
	Private Equity	Credit	Real Assets	Equity Method - Other	Other Investments	Total
Balance, Beg. of Period	$9,349,448	$9,004,965	$2,727,991	$1,352,346	$1,677,617	$24,112,367
Transfers In / (Out) Due to Changes in Consolidation	—	—	—	—	—	—
Transfers In	—	—	—	—	—	—
Transfers Out	—	—	(113,770)	—	—	(113,770)
Asset Purchases	570,713	292,405	339,612	79,970	94,769	1,377,469
Sales / Paydowns	(33,608)	(470,124)	(48,486)	(68)	(24,631)	(576,917)
Settlements	—	7,313	—	—	—	7,313
Net Realized Gains (Losses)	(6,322)	(14,342)	4,085	(56,579)	(247,792)	(320,950)
Net Unrealized Gains (Losses)	929,882	(101,197)	314,108	247,216	194,834	1,584,843
Change in Other Comprehensive Income	—	2,458	—	—	—	2,458
Balance, End of Period	$10,810,113	$8,721,478	$3,223,540	$1,622,885	$1,694,797	$26,072,813

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$921,625	$(109,991)	$316,362	$190,825	$(47,093)	$1,271,728

Notes to Financial Statements (Continued)

	Three Months Ended June 30, 2019
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$6,831,546	$6,530,479	$2,083,735	$3,213,813	$1,650,179	$2,063,950	$22,373,702	$1,914,571
Transfers In / (Out) Due to Changes in Consolidation	—	—	—	—	—	—	—	—
Transfers In	7,956	—	—	—	26,520	—	34,476	—
Transfers Out	(435,694)	—	—	—	—	—	(435,694)	—
Asset Purchases / Debt Issuances	918,908	1,843,769	—	106,984	46,607	394,905	3,311,173	—
Sales / Paydowns	(149,516)	(535,789)	(24,039)	(72,254)	(104,379)	(133,217)	(1,019,194)	—
Settlements	—	16,526	—	—	—	—	16,526	(24,039)
Net Realized Gains (Losses)	14,663	(18,575)	—	17,097	(948)	(817)	11,420	—
Net Unrealized Gains (Losses)	210,029	15,097	28,961	(19,585)	51,343	(29,487)	256,358	31,771
Change in Other Comprehensive Income	—	(6,645)	—	—	—	—	(6,645)	—
Balance, End of Period	$7,397,892	$7,844,862	$2,088,657	$3,246,055	$1,669,322	$2,295,334	$24,542,122	$1,922,303

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$209,924	$13,738	$28,961	$(13,442)	$51,343	$(29,487)	$261,037	$31,771

	Six Months Ended June 30, 2020
	Level III Investments
	Private Equity	Credit	Real Assets	Equity Method - Other	Other Investments	Total
Balance, Beg. of Period	$9,871,682	$9,217,759	$3,567,944	$1,656,045	$2,154,755	$26,468,185
Transfers In / (Out) Due to Changes in Consolidation	—	—	—	—	—	—
Transfers In	—	—	—	—	—	—
Transfers Out	—	—	(113,770)	—	—	(113,770)
Asset Purchases	684,812	1,519,543	508,252	82,068	181,993	2,976,668
Sales / Paydowns	(33,608)	(1,090,769)	(259,427)	(68)	(51,413)	(1,435,285)
Settlements	—	(32,160)	—	—	—	(32,160)
Net Realized Gains (Losses)	(6,322)	(34,792)	57,448	(56,579)	(256,849)	(297,094)
Net Unrealized Gains (Losses)	293,549	(838,530)	(536,907)	(58,581)	(333,689)	(1,474,158)
Change in Other Comprehensive Income	—	(19,573)	—	—	—	(19,573)
Balance, End of Period	$10,810,113	$8,721,478	$3,223,540	$1,622,885	$1,694,797	$26,072,813

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$285,292	$(860,828)	$(528,543)	$(114,972)	$(575,616)	$(1,794,667)

Notes to Financial Statements (Continued)

	Six Months Ended June 30, 2019
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$6,128,583	$6,764,730	$2,082,545	$3,157,954	$1,503,022	$2,116,586	$21,753,420	$1,876,783
Transfers In / (Out) Due to Changes in Consolidation	—	(1,598)	—	—	—	(42,864)	(44,462)	—
Transfers In	7,956	—	—	—	26,520	—	34,476	—
Transfers Out	(491,723)	—	—	—	—	—	(491,723)	—
Asset Purchases / Debt Issuances	1,328,529	2,655,726	—	174,286	184,516	490,040	4,833,097	—
Sales / Paydowns	(249,119)	(1,563,852)	(62,334)	(202,825)	(145,505)	(160,650)	(2,384,285)	—
Settlements	—	37,341	—	—	—	—	37,341	(26,770)
Net Realized Gains (Losses)	83,231	(33,773)	—	46,644	10,678	1,304	108,084	—
Net Unrealized Gains (Losses)	590,435	(9,709)	68,446	69,996	90,091	(109,082)	700,177	72,290
Change in Other Comprehensive Income	—	(4,003)	—	—	—	—	(4,003)	—
Balance, End of Period	$7,397,892	$7,844,862	$2,088,657	$3,246,055	$1,669,322	$2,295,334	$24,542,122	$1,922,303

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$652,596	$(17,159)	$68,446	$77,835	$100,483	$(108,834)	$773,367	$72,290

Notes to Financial Statements (Continued)

Total realized and unrealized gains and losses recorded for Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations.
The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments that are measured and reported at fair value and categorized within Level III as of June 30, 2020:

	Fair Value June 30, 2020		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$10,810,113

Private Equity	$8,322,563		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.9%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	29.6%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	68.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	1.7%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.5x	8.2x - 21.7x	Increase
				Enterprise Value/Forward EBITDA Multiple	15.5x	7.4x - 25.2x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	9.8%	6.6% - 16.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	12.7x	6.0x - 16.0x	Increase

Growth Equity	$2,487,550		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	12.0%	10.0% - 40.0%	Decrease
				Weight Ascribed to Market Comparables	40.7%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	5.9%	0.0% - 50.0%	(5)
				Weight Ascribed to Milestones	53.4%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	61.6%	25.0% - 70.0%	Increase
				Downside	14.2%	5.0% - 75.0%	Decrease
				Upside	24.2%	0.0% - 45.0%	Increase

Credit	$8,721,478		Yield Analysis	Yield	8.8%	4.7% - 32.5%	Decrease
				Net Leverage	5.7x	0.4x - 16.9x	Decrease
				EBITDA Multiple	10.2x	1.0x - 27.5x	Increase

Real Assets	$3,223,540	(9)

Energy	$1,372,053		Discounted cash flow	Weighted Average Cost of Capital	11.8%	9.1% - 15.5%	Decrease
				Average Price Per BOE (8)	$35.65	$25.69 - $41.40	Increase

Real Estate	$1,663,020		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	23.7%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	76.3%	0.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	6.0%	4.3% - 9.0%	Decrease
			Discounted cash flow	Unlevered Discount Rate	7.4%	4.9% - 18.0%	Decrease

Equity Method - Other	$1,622,885		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.0%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	47.6%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	45.2%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	7.2%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.9x	8.2x - 28.1x	Increase
				Enterprise Value/Forward EBITDA Multiple	14.1x	7.4x - 25.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	9.0%	4.5% - 15.3%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	11.0x	6.0x - 18.0x	Increase

Notes to Financial Statements (Continued)

	Fair Value June 30, 2020		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Other Investments	$1,694,797	(10)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.6%	0.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	32.0%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	41.1%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	26.9%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.8x	1.3x - 27.5x	Increase
				Enterprise Value/Forward EBITDA Multiple	13.2x	1.3x - 23.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	15.1%	8.3% - 20.9%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.1x	6.7x - 11.0x	Increase

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

(9)
Includes one Infrastructure investment for $188.5 million that was valued using a market comparables and discounted cash flow analysis; weights ascribed were 25% and 75%, respectively. The significant inputs used in the market comparables approach included the Forward EBITDA multiple 10.9x. The significant inputs used in the discounted cash flow approach included the weighted average cost of capital 8.7% and the enterprise value/LTM EBITDA exit multiple 10.0x.

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

Notes to Financial Statements (Continued)

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2020	December 31, 2019
Assets
Private Equity	$—	$—
Credit	6,598,589	6,451,765
Investments of Consolidated CFEs	15,583,230	14,948,237
Real Assets	198,217	222,488
Equity Method - Other	1,895,902	1,934,555
Other Investments	226,407	395,637
Total	$24,502,345	$23,952,682

Liabilities
Debt Obligations of Consolidated CFEs	$15,293,024	$14,658,137
Total	$15,293,024	$14,658,137

Notes to Financial Statements (Continued)

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$—	$—	$—	$—	$—	$—
Credit	(23,128)	99,911	76,783	(43,387)	(16,443)	(59,830)
Investments of Consolidated CFEs	(52,950)	1,261,963	1,209,013	(3,141)	63,921	60,780
Real Assets	153	21,793	21,946	1,079	14,934	16,013
Equity Method - Other	(56,592)	339,145	282,553	(948)	20,873	19,925
Other Investments	(54,356)	50,948	(3,408)	(820)	7,232	6,412
Total	$(186,873)	$1,773,760	$1,586,887	$(47,217)	$90,517	$43,300

Liabilities
Debt Obligations of Consolidated CFEs	$—	$(1,249,559)	$(1,249,559)	$—	$(73,678)	$(73,678)
Total	$—	$(1,249,559)	$(1,249,559)	$—	$(73,678)	$(73,678)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$—	$—	$—	$—	$194	$194
Credit	(48,983)	(88,497)	(137,480)	(66,540)	4,499	(62,041)
Investments of Consolidated CFEs	(93,802)	(850,578)	(944,380)	(13,671)	297,278	283,607
Real Assets	153	(24,305)	(24,152)	1,782	17,370	19,152
Equity Method - Other	(56,592)	(73,073)	(129,665)	10,678	37,957	48,635
Other Investments	(60,290)	44,831	(15,459)	974	11,219	12,193
Total	$(259,514)	$(991,622)	$(1,251,136)	$(66,777)	$368,517	$301,740

Liabilities
Debt Obligations of Consolidated CFEs	$—	$654,933	$654,933	$—	$(325,959)	$(325,959)
Total	$—	$654,933	$654,933	$—	$(325,959)	$(325,959)

Notes to Financial Statements (Continued)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK

For the three and six months ended June 30, 2020 and 2019, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$698,628	$514,393	$(590,237)	$1,215,371

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	558,774,162	544,528,863	558,961,992	539,240,051
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$1.25	$0.94	$(1.06)	$2.25

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	558,774,162	544,528,863	558,961,992	539,240,051
Weighted Average Unvested Shares of Common Stock	6,836,976	10,114,947	—	13,134,457
Weighted Average Shares of Common Stock Outstanding - Diluted	565,611,138	554,643,810	558,961,992	552,374,508
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$1.24	$0.93	$(1.06)	$2.20
Weighted Average Shares of Common Stock Outstanding - Diluted primarily includes unvested equity awards that have been granted under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") and the KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, the "Equity Incentive Plans"). Vesting of these equity interests dilute KKR & Co. Inc. and KKR Holdings pro rata in accordance with their respective ownership interests in KKR Group Partnership.
For the six months ended June 30, 2020, unvested shares of common stock are excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such unvested shares of common stock would be anti-dilutive having the effect of decreasing the loss per share of common stock.

For the three and six months ended June 30, 2020 and 2019, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR's respective ownership interests in the KKR Group Partnership.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted Average KKR Holdings Units	286,290,915	297,794,189	287,306,484	298,323,364

Additionally, for the three and six months ended June 30, 2020 and 2019, 5.0 million shares of KKR common stock subject to a market price-based vesting condition were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the vesting conditions have not been satisfied. See Note 12 "Equity Based Compensation."

Notes to Financial Statements (Continued)

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	June 30, 2020	December 31, 2019
Unsettled Investment Sales (1)	$311,580	$86,033
Receivables	50,331	26,893
Due from Broker (2)	338,015	65,154
Oil & Gas Assets, net (3)	206,551	215,243
Deferred Tax Assets, net	428,144	158,574
Interest Receivable	167,384	156,026
Fixed Assets, net (4)	693,700	633,025
Foreign Exchange Contracts and Options (5)	347,369	188,572
Goodwill (6)	83,500	83,500
Derivative Assets	73,569	23,139
Prepaid Taxes	72,088	84,462
Prepaid Expenses	18,687	14,596
Operating Lease Right of Use Assets (7)	99,124	121,101
Deferred Financing Costs	17,064	12,374
Other	109,391	139,544
Total	$3,016,497	$2,008,236

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization of $5.5 million and $6.2 million for the three months ended June 30, 2020 and 2019, respectively, and $12.4 million and $20.0 million for the six months ended June 30, 2020 and 2019, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.

(4)
Net of accumulated depreciation and amortization of $141.9 million and $132.7 million as of June 30, 2020 and December 31, 2019, respectively. Depreciation and amortization expense of $4.8 million and $4.3 million for the three months ended June 30, 2020 and 2019, respectively, and $9.6 million and $8.7 million for the six months ended June 30, 2020 and 2019, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.

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

(6)	As of June 30, 2020, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.

(7)
KKR’s non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $13.0 million and $12.0 million for the three months ended June 30, 2020 and 2019, respectively, and $25.8 million and $23.8 million for the six months ended June 30, 2020 and 2019, respectively.

Notes to Financial Statements (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2020	December 31, 2019
Amounts Payable to Carry Pool (1)	$974,567	$1,448,879
Unsettled Investment Purchases (2)	1,166,589	481,337
Securities Sold Short (3)	479,015	251,223
Derivative Liabilities	101,661	34,174
Accrued Compensation and Benefits	318,325	131,719
Interest Payable	171,196	234,165
Foreign Exchange Contracts and Options (4)	81,250	39,364
Accounts Payable and Accrued Expenses	119,756	118,454
Taxes Payable	69,534	32,682
Uncertain Tax Positions	67,521	65,716
Unfunded Revolver Commitments	70,148	75,842
Operating Lease Liabilities (5)	101,180	125,086
Other Liabilities	56,305	58,922
Total	$3,777,047	$3,097,563

(1)	Represents the amount of carried interest payable to current and former KKR employees with respect to KKR's active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

(5)
KKR’s operating leases have remaining lease terms that range from approximately one year to 13 years, some of which include options to extend the leases for up to three years. The weighted average remaining lease terms were 4.66 years and 4.46 years as of June 30, 2020 and December 31, 2019, respectively. The weighted average discount rates were 2.51% and 2.53% as of June 30, 2020 and December 31, 2019, respectively.

Notes to Financial Statements (Continued)

9. VARIABLE INTEREST ENTITIES
Consolidated VIEs
KKR consolidates certain VIEs in which it is determined that KKR is the primary beneficiary as described in Note 2 "Summary of Significant Accounting Policies." The consolidated VIEs are predominately CFEs and certain investment funds sponsored by KKR.
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
KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of June 30, 2020, KKR's commitments to these unconsolidated investment funds were $3.1 billion. KKR has not provided any financial support other than its obligated amount as of June 30, 2020.
As of June 30, 2020 and December 31, 2019, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	June 30, 2020	December 31, 2019
Investments	$4,069,308	$5,329,368
Due from (to) Affiliates, net	683,126	439,374
Maximum Exposure to Loss	$4,752,434	$5,768,742

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
KKR's borrowings consisted of the following:

	June 30, 2020				December 31, 2019
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	450,722	—	—		444,904	—	—
KCM 364-Day Revolving Credit Agreement	750,000	—	—		750,000	—	—
Notes Issued:
KKR Issued 0.509% Notes Due 2023 (1)	—	231,931	231,505	(13)	—	228,280	228,026	(13)
KKR Issued 0.764% Notes Due 2025 (2)	—	46,012	46,454	(13)	—	45,255	45,856	(13)
KKR Issued 1.625% Notes Due 2029 (3)	—	722,654	737,122	(14)	—	718,478	758,903	(14)
KKR Issued 3.750% Notes Due 2029 (4)	—	741,737	860,108	(13)	—	493,962	533,505	(13)
KKR Issued 1.595% Notes Due 2038 (5)	—	94,798	100,032	(13)	—	93,325	98,524	(13)
KKR Issued 5.500% Notes Due 2043 (6)	—	492,344	620,605	(13)	—	492,175	613,415	(13)
KKR Issued 5.125% Notes Due 2044 (7)	—	991,288	1,206,240	(13)	—	991,106	1,186,670	(13)
KKR Issued 3.625% Notes Due 2050 (8)	—	491,988	496,440	(13)	—	—	—
KFN Issued 5.500% Notes Due 2032 (9)	—	494,296	496,499		—	494,054	504,807
KFN Issued 5.200% Notes Due 2033 (10)	—	118,472	115,864		—	118,411	117,834
KFN Issued 5.400% Notes Due 2033 (11)	—	68,820	68,844		—	68,774	70,059
KFN Issued Junior Subordinated Notes (12)	—	234,137	153,834		—	233,473	185,485
	2,200,722	4,728,477	5,133,547		2,194,904	3,977,293	4,343,084

Other Debt Obligations	5,194,091	23,948,422	23,936,222		3,865,495	23,035,991	23,035,991

	$7,394,813	$28,676,899	$29,069,769		$6,060,399	$27,013,284	$27,379,075

(1)
¥25 billion (or $232.8 million) aggregate principal amount of 0.509% senior notes of KKR due 2023. Borrowing outstanding is presented net of unamortized debt issuance costs of $0.8 million and $1.0 million as of June 30, 2020 and December 31, 2019, respectively. These senior notes are denominated in Japanese Yen ("JPY").

(2)
¥5.0 billion (or $46.5 million) aggregate principal amount of 0.764% senior notes of KKR due 2025. Borrowing outstanding is presented net of unamortized debt issuance costs of $0.5 million and $0.6 million as of June 30, 2020 and December 31, 2019, respectively. These senior notes are denominated in JPY.

(3)
€650 million (or $728.0 million) aggregate principal amount of 1.625% senior notes of KKR due 2029. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $5.4 million and $6.3 million as of June 30, 2020 and December 31, 2019, respectively. These senior notes are denominated in euro.

Notes to Financial Statements (Continued)

(4)
$750 million aggregate principal amount of 3.750% senior notes of KKR due 2029. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $6.0 million and $4.7 million as of June 30, 2020 and December 31, 2019, respectively.

(5)
¥10.3 billion (or $95.8 million) aggregate principal amount of 1.595% senior notes of KKR due 2038. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.1 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively. These senior notes are denominated in JPY.

(6)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $3.4 million and $3.4 million as of June 30, 2020 and December 31, 2019, respectively.

(7)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of (i) unamortized note discount (net of premium) and (ii) unamortized debt issuance costs of $7.5 million and $7.7 million as of June 30, 2020 and December 31, 2019, respectively.

(8)
$500 million aggregate principal amount of 3.625% senior notes of KKR due 2050. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $5.4 million as of June 30, 2020.

(9)
KKR consolidates KFN and thus reports KFN's outstanding $500.0 million aggregate principal amount of 5.500% senior notes due 2032. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $3.9 million and $4.0 million as of June 30, 2020 and December 31, 2019, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(10)
KKR consolidates KFN and thus reports KFN's outstanding $120.0 million aggregate principal amount of 5.200% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.5 million and $1.6 million as of June 30, 2020 and December 31, 2019, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(11)
KKR consolidates KFN and thus reports KFN's outstanding $70.0 million aggregate principal amount of 5.400% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.2 million and $1.2 million as of June 30, 2020 and December 31, 2019, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(12)
KKR consolidates KFN and thus reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 3.2% and 4.4% and the weighted average years to maturity is 16.3 years and 16.8 years as of June 30, 2020 and December 31, 2019, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

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

As of June 30, 2020, no amounts were outstanding under the KCM Credit Agreement; however various letters of credit were outstanding in the amount of $49.3 million, which reduce the overall borrowing capacity of the KCM Credit Agreement.
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

Other Debt Obligations
As of June 30, 2020, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other	$5,194,091	$8,655,398	$8,643,198	2.8%	4.0
Debt Obligations of Consolidated CLOs	—	15,293,024	15,293,024	(1)	10.7
	$5,194,091	$23,948,422	$23,936,222

(1)
The senior notes of the consolidated CLOs had a weighted average interest rate of 2.4%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of June 30, 2020, the fair value of the consolidated CFE assets was $16.4 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.
Debt Covenants
Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of June 30, 2020. KKR is in compliance with its debt covenants in all material respects as of June 30, 2020.

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
The effective tax rates were 9.6% and 10.8% for the three months ended June 30, 2020 and 2019, respectively and 6.4% and 10.0% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate differs from the statutory rate primarily because a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties.
Future realization of deferred tax assets is dependent on KKR generating sufficient taxable income before the tax benefits are expected to expire. KKR considers projections of taxable income in evaluating its ability to utilize those deferred tax assets. In projecting its taxable income, KKR begins with historical results and incorporates assumptions concerning the amount and timing of future pretax operating income. Those assumptions require significant judgment but are consistent with the plans and estimates that KKR uses to manage its business. KKR has determined that it is more likely than not that all deferred tax assets will be realized and that a valuation allowance is not needed as of June 30, 2020.
During the three and six months ended June 30, 2020, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, it did not have a material impact on KKR's financial statements for the current period.

Notes to Financial Statements (Continued)

12. EQUITY BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Equity Incentive Plans	$39,933	$48,611	$90,936	$103,496
KKR Holdings Principal Awards	21,023	22,803	41,599	46,469
Total (1)	$60,956	$71,414	$132,535	$149,965

(1)
Includes approximately $0.1 million and $0.4 million of equity based compensation for the three and six months ended June 30, 2020, respectively, and $0.7 million and $0.5 million of equity based compensation for the three and six months ended June 30, 2019, respectively, related to employees of equity method investees. Such amounts are included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

Equity Incentive Plans
Under the 2019 Equity Incentive Plan, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. The total number of shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. Vested awards under the Equity Incentive Plans dilute KKR & Co. Inc. common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in KKR Group Partnership.
Equity awards have been granted under the Equity Incentive Plans and are generally subject to service-based vesting, typically over a three to five year period from the date of grant. In certain cases, these awards are subject to transfer restrictions and/or minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these awards are also subject to minimum retained ownership rules requiring the award recipient to continuously hold shares of common stock equivalents equal to at least 15% of their cumulatively vested awards that have the minimum retained ownership requirement.
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

Notes to Financial Statements (Continued)

Market Condition Awards
On November 2, 2017, KKR's Co-Presidents and Co-Chief Operating Officers were each granted equity awards representing 2.5 million shares of KKR common stock subject to a market price-based vesting condition ("Market Condition Awards"). These awards were granted under the 2010 Equity Incentive Plan. All of such awards will vest upon the market price of KKR common stock reaching and maintaining a closing market price of $40 per share for 10 consecutive trading days on or prior to December 31, 2022, subject to the employee's continued service to the time of such vesting. If the $40 price target is not achieved by the close of business on December 31, 2022, the unvested Market Condition Awards will be automatically canceled and forfeited. These Market Condition Awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting. Due to the existence of the market condition, the vesting period for the Market Condition Awards is not explicit, and as such, compensation expense will be recognized over the period derived from the valuation technique used to estimate the grant-date fair value of the award (the "Derived Vesting Period"). The fair value of the Market Condition Awards at the date of grant was $4.02 per share based on a Monte-Carlo simulation valuation model due to the existence of the market condition described above.
Below is a summary of the significant assumptions used to estimate the grant date fair value of the Market Condition Awards:

Closing KKR share price as of valuation date	$19.90
Risk Free Rate	2.02%
Volatility	25.00%
Dividend Yield	3.42%
Expected Cost of Equity	11.02%

In addition, the grant date fair value assumes that holders of the Market Condition Awards will not participate in dividends until such awards have met their vesting requirements. Compensation expense is recognized over the Derived Vesting Period, which was estimated to be 3 years from the date of grant, on a straight-line basis. As of June 30, 2020, there was approximately $2.3 million of estimated unrecognized compensation expense related to unvested Market Condition Awards and such awards did not meet their market-price based vesting condition.
As of June 30, 2020, there was approximately $207.4 million of total estimated unrecognized expense related to unvested awards, including Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2020	$71.6
2021	86.0
2022	38.9
2023	8.9
2024	1.7
2025	0.3
Total	$207.4

A summary of the status of unvested awards granted under the Equity Incentive Plans, excluding Market Condition Awards as described above, from January 1, 2020 through June 30, 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	22,697,645	$18.46
Granted	268,653	23.07
Vested	(6,687,215)	15.57
Forfeitures	(572,343)	18.41
Balance, June 30, 2020	15,706,740	$19.78

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.1 years.

Notes to Financial Statements (Continued)

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plans is presented below:

Vesting Date	Shares
October 1, 2020	4,105,856
April 1, 2021	4,654,041
October 1, 2021	2,623,588
April 1, 2022	1,637,614
October 1, 2022	1,363,448
April 1, 2023	841,257
October 1, 2023	163,707
April 1, 2024	185,385
October 1, 2024	5,133
April 1, 2025	126,711
15,706,740

KKR Holdings Awards
KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common stock of KKR & Co. Inc. on a one-for-one basis. As of June 30, 2020 and 2019, KKR Holdings owned approximately 33.8% or 285,978,495 units and 35.2% or 296,961,596 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. All of the KKR Holdings units (except for less than 1.2% of the outstanding KKR Holdings units) have been granted as of June 30, 2020, and certain Holdings units remain subject to vesting.
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
As of June 30, 2020, there was approximately $108.6 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2020	$37.7
2021	45.2
2022	25.7
Total	$108.6

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2020 through June 30, 2020 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	16,569,479	$14.43
Granted	—	—
Vested	(3,029,479)	11.86
Forfeitures	(360,000)	11.19
Balance, June 30, 2020	13,180,000	$15.12

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.2 years.
A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
October 1, 2020	2,940,000
May 1, 2021	2,905,000
October 1, 2021	3,425,000
October 1, 2022	3,910,000
13,180,000

Notes to Financial Statements (Continued)

13. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	June 30, 2020	December 31, 2019
Amounts due from portfolio companies	$129,820	$120,391
Amounts due from unconsolidated investment funds	799,615	594,184
Amounts due from related entities	668	2,824
Due from Affiliates	$930,103	$717,399
Due to Affiliates consists of:

	June 30, 2020	December 31, 2019
Amounts due to KKR Holdings - tax receivable agreement	$145,285	$131,288
Amounts due to unconsolidated investment funds	116,489	154,810
Due to Affiliates	$261,774	$286,098

14. SEGMENT REPORTING
KKR operates through one operating and reportable segment. This single reportable segment reflects how the chief operating decision makers allocate resources and assess performance under KKR's "one-firm approach," which includes operating collaboratively across business lines, with predominantly a single expense pool.

15. EQUITY
Stockholders' Equity
Common Stock

Our common stock is entitled to vote as provided by our certificate of incorporation, Delaware law and the rules of the NYSE. Subject to preferences that apply to shares of Series A Preferred Stock and Series B Preferred Stock and any other shares of preferred stock outstanding at the time on which dividends are payable, the holders of our common stock are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to declare dividends and then only at the times and in the amounts that our board of directors may determine. Our common stock is not entitled to preemptive rights and is not subject to conversion, redemption or sinking fund provisions.

Series I and Series II Preferred Stock

Except for any distribution required by Delaware law to be made upon a dissolution event, the holders of Series I preferred stock and Series II preferred stock do not have any economic rights to receive dividends. Series I preferred stock is entitled to vote on any matter that is submitted to vote of the stockholders. For matters on which our common stock is entitled to vote, so long as the ratio at which KKR Group Partnership Units are exchangeable for shares of common stock remains on a one-for-one basis, Series II preferred stock will vote together with common stock as a single class and on an equivalent basis, except Series II preferred stock will vote separately as a class on any amendment to the certificate of incorporation that changes certain terms, rights or preferences of Series II preferred stock. Upon a dissolution event, each holder of Series I preferred stock will be entitled to a payment equal to $0.01 per share of Series I preferred stock and each holder of Series II preferred stock will be entitled to a payment equal to $0.000000001 per share of Series II Preferred Stock.

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
Unless dividends have been declared and paid (or declared and set apart for payment) on Series A Preferred Stock and Series B Preferred Stock for a quarterly distribution period, KKR & Co. Inc. may not declare or pay dividends on, or repurchase, any of its shares that are junior to Series A Preferred Stock and Series B Preferred Stock, including common stock, during such dividend period. A dividend period begins on a dividend payment date and extends to, but excludes, the next dividend payment date.
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

Notes to Financial Statements (Continued)

Share Repurchase Program
KKR has increased the total available amount under its repurchase program to $500 million, which may be used for the repurchase of shares of common stock of KKR & Co. Inc. and retirement of equity awards granted pursuant to the Equity Incentive Plans. Under this repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time.
The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares of common stock repurchased	—	—	10,209,673	1,370,289
Equity Awards for common stock retired	1,728,914	2,273,112	1,728,914	2,273,112

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
The following tables present the calculation of total noncontrolling interests:

	Three Months Ended June 30, 2020
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$12,478,917	$4,785,151	$17,264,068
Net income (loss) attributable to noncontrolling interests (1)	781,786	462,410	1,244,196
Other comprehensive income (loss), net of tax (2)	(572)	640	68
Exchange of KKR Holdings Units to Common Stock (3)	—	(8,860)	(8,860)
Equity-based and other non-cash compensation	—	21,098	21,098
Capital contributions	1,189,312	25	1,189,337
Capital distributions	(231,493)	(38,620)	(270,113)
Balance at the end of the period	$14,217,950	$5,221,844	$19,439,794

	Six Months Ended June 30, 2020
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$13,966,250	$5,728,634	$19,694,884
Net income (loss) attributable to noncontrolling interests (1)	(1,313,449)	(389,784)	(1,703,233)
Other comprehensive income (loss), net of tax (2)	(7,174)	(6,872)	(14,046)
Exchange of KKR Holdings Units to Common Stock(3)	—	(80,754)	(80,754)
Equity-based and other non-cash compensation	—	41,794	41,794
Capital contributions	2,310,255	48	2,310,303
Capital distributions	(716,102)	(78,667)	(794,769)
Transfer of interests under common control (4)	(21,830)	7,445	(14,385)
Balance at the end of the period	$14,217,950	$5,221,844	$19,439,794

	Three Months Ended June 30, 2019
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$11,806,428	$5,079,042	$16,885,470
Net income (loss) attributable to noncontrolling interests (1)	477,768	361,228	838,996
Other comprehensive income (loss), net of tax (2)	(1,600)	(285)	(1,885)
Exchange of KKR Holdings Units to Common Stock (3)	—	(29,683)	(29,683)
Equity-based and other non-cash compensation	—	22,803	22,803
Capital contributions	1,454,520	1,573	1,456,093
Capital distributions	(686,223)	(78,986)	(765,209)
Balance at the end of the period	$13,050,893	$5,355,692	$18,406,585

Notes to Financial Statements (Continued)

	Six Months Ended June 30, 2019
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$10,984,910	$4,625,448	$15,610,358
Net income (loss) attributable to noncontrolling interests (1)	914,127	842,596	1,756,723
Other comprehensive income (loss), net of tax (2)	911	(164)	747
Exchange of KKR Holdings Units to Common Stock (3)	—	(36,777)	(36,777)
Equity-based and other non-cash compensation	—	45,921	45,921
Capital contributions	2,649,312	1,596	2,650,908
Capital distributions	(1,498,367)	(122,928)	(1,621,295)
Balance at the end of the period	$13,050,893	$5,355,692	$18,406,585

(1)	Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests held by KKR Holdings.

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

Net income (loss) attributable to each of KKR & Co. Inc. common stockholders and KKR Holdings, with the exception of certain tax assets and liabilities that are directly allocable to KKR & Co. Inc., is attributed based on the percentage of the weighted average KKR Group Partnership Units directly or indirectly held by KKR & Co. Inc. and KKR Holdings, each of which directly or indirectly hold the equity of the KKR Group Partnership. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings, (ii) the periodic exchange of KKR Holdings units for KKR & Co. Inc. common stock pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the Equity Incentive Plans, equity allocations shown in the consolidated statement of changes in equity differ from their respective pro rata ownership interests in KKR's net assets.
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,951,165	$1,361,730	$(2,276,788)	$2,988,776
(-) Net income (loss) attributable to Noncontrolling Interests in consolidated entities	781,786	477,768	(1,313,449)	914,127
(-) Preferred Stock Dividends	8,341	8,341	16,682	16,682
(+) Income tax expense (benefit) attributable to KKR & Co. Inc.	203,974	146,323	(159,862)	305,285
Net income (loss) attributable to KKR & Co. Inc. Common Stockholders and KKR Holdings	$1,365,012	$1,021,944	$(1,139,883)	$2,363,252

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$462,410	$361,228	$(389,784)	$842,596

Notes to Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES
Funding Commitments
As of June 30, 2020, KKR had unfunded commitments consisting of $6,155.0 million to its active investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets business line. As of June 30, 2020, these commitments amounted to $200.0 million and $461.3 million, respectively.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has an arrangement with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of June 30, 2020 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in KKR's Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
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

Contingent Repayment Guarantees
The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of June 30, 2020, approximately $100.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their June 30, 2020 fair values. Of this amount, approximately $40.0 million is the obligation of certain current and former KKR employees, and approximately $60.0 million is the obligation of KKR. If the investments in all of our funds were to be liquidated at zero value, the clawback obligation would be approximately $2.5 billion. Of this amount, approximately $1.0 billion would be the obligation of certain current and former KKR employees, and approximately $1.5 billion would be the obligation of KKR. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.
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

Notes to Financial Statements (Continued)

KKR provides credit support to certain of its subsidiaries' obligations in connection with a limited number of investment vehicles that KKR manages. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions. KKR has also (i) provided credit support regarding repayment and funding obligations to third-party lenders to certain of its employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and in an investment vehicle that includes third party investors and invests in KKR funds and side-by-side alongside KKR funds and (ii) provided credit support to a hedge fund partnership. KKR is not a guarantor for any borrowings, credit facilities or debt securities of its Indian debt financing company.
Additionally, KKR has agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of other investment vehicles. KKR may also become liable for certain fees payable to sellers of businesses or assets if a transaction does not close, subject to certain conditions, if any, specified in the acquisition agreements for such businesses or assets.
KKR's maximum exposure under these arrangements is currently unknown and KKR's liabilities for these matters would require a claim to be made against KKR in the future.
In May 2020, KKR entered into an agreement with a financial institution pursuant to which KKR provided a $100.0 million contingent guarantee for a revolving credit facility for an investment fund it manages within its Public Markets business line. The outstanding balance is secured by the investments of the fund. KKR has not funded any amounts under the contingent guarantee to date and believes the likelihood of any funding under this contingent guarantee to be remote.
Litigation
From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR's business. KKR's business is also subject to extensive regulation, which may result in regulatory proceedings against it.
In December 2017, KKR & Co. L.P. and its Co-Chief Executive Officers were named as defendants in a lawsuit pending in Kentucky state court alleging, among other things, the violation of fiduciary and other duties in connection with certain separately managed accounts that Prisma Capital Partners LP, a former subsidiary of KKR, manages for the Kentucky Retirement Systems. Also named as defendants in the lawsuit are certain current and former trustees and officers of the Kentucky Retirement Systems, Prisma Capital Partners LP, and various other service providers to the Kentucky Retirement Systems and their related persons. KKR and other defendants’ motions to dismiss were denied by the trial court in November 2018, but in April 2019 the Kentucky Court of Appeals vacated the trial court's opinion and order denying the motions to dismiss the case for lack of standing. The decision of the Court of Appeals has been appealed by plaintiffs to the Supreme Court of Kentucky. On July 9, 2020, the Supreme Court of Kentucky reversed the trial court's order and remanded the case to the trial court with direction to dismiss the complaint for lack of constitutional standing. On July 20, 2020, the Office of the Attorney General, on behalf of the Commonwealth of Kentucky, filed a motion to intervene as a plaintiff in the lawsuit and filed a new lawsuit in the same Kentucky trial court making essentially the same allegations against the defendants, including KKR and Messrs. Kravis and Roberts. On July 29, 2020, certain private plaintiffs in the original lawsuit filed a motion to amend their original complaint and to add new plaintiffs. On July 30, 2020, KKR and other defendants filed objections to the Attorney General’s motion to intervene. On August 5, 2020, the trial court ordered the new lawsuit filed by the Attorney General to be consolidated with the original lawsuit.
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

Notes to Financial Statements (Continued)

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
17. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.135 per share of common stock of KKR & Co. Inc. was announced on August 4, 2020, and will be paid on September 1, 2020 to common stockholders of record as of the close of business on August 17, 2020. KKR Holdings will receive its pro rata share of the distribution from KKR Group Partnership.
Preferred Stock Dividend
A dividend of $0.421875 per share of Series A Preferred Stock has been declared as announced on August 4, 2020 and set aside for payment on September 15, 2020 to holders of record of Series A Preferred Stock as of the close of business on September 1, 2020.
A dividend of $0.406250 per share of Series B Preferred Stock has been declared as announced on August 4, 2020 and set aside for payment on September 15, 2020 to holders of record of Series B Preferred Stock as of the close of business on September 1, 2020.
Acquisition of Global Atlantic Financial Group

On July 8, 2020, KKR and Global Atlantic Financial Group Limited (“Global Atlantic”) announced a strategic transaction whereby KKR agreed to acquire Global Atlantic, a leading retirement and life insurance company. The transaction, which is expected to close in early 2021, is subject to required regulatory approvals and certain other customary closing conditions.

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

Overview

We are a leading global investment firm that manages multiple alternative asset classes including private equity, credit and real assets, with strategic partners that manage hedge funds. We aim to generate attractive investment returns for our fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with our portfolio companies. We invest our own capital alongside the capital we manage for fund investors and provide financing solutions and investment opportunities through our capital markets business.
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 360 private equity investments in portfolio companies with a total transaction value in excess of $630 billion as of June 30, 2020. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, capital markets, infrastructure, energy, real estate, growth equity, core and impact investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of June 30, 2020, approximately 79% of our capital is committed for an average of 8 years or more, providing us with significant flexibility to increase the value of the investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.
Our Business Lines

Private Markets

Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity, core and impact investments. We also manage and sponsor investment funds that invest capital in real assets, such as infrastructure, energy and real estate. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of June 30, 2020, our Private Markets business line had $124.8 billion of AUM, consisting of $85.1 billion in private equity (including growth equity, core, and impact investments), $27.6 billion in real assets (including infrastructure, energy, and real estate) and $12.1 billion in other related strategies.

The table below presents information as of June 30, 2020, relating to our current private equity, growth equity, core investment and real asset funds and other investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect additional capital raised, acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2020.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest

Private Equity and Growth Equity Funds
Americas Fund XII	1/2017	1/2023	$13,500.0	$6,593.7	5.8%	$6,910.2	$89.0	$6,817.5	$8,794.3	$249.6
North America Fund XI	9/2012	1/2017	8,718.4	576.3	2.9%	9,579.6	11,501.4	5,101.5	8,217.1	582.0
2006 Fund (4)	9/2006	9/2012	17,642.2	247.4	2.1%	17,309.3	31,033.0	3,283.1	4,849.7	309.9
Millennium Fund (4)	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	14,123.1	—	6.1	1.3
European Fund V	3/2019	7/2025	6,320.2	4,891.2	1.8%	1,429.0	—	1,429.0	1,449.2	—
European Fund IV	12/2014	3/2019	3,509.9	259.5	5.7%	3,372.9	2,840.4	2,208.3	3,211.3	187.8
European Fund III (4)	3/2008	3/2014	5,508.8	149.0	5.2%	5,359.8	10,463.6	396.9	296.8	(19.2)
European Fund II (4)	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,507.4	—	34.3	(0.2)
Asian Fund IV	7/2020	7/2026	10,695.6	10,695.6	9.3%	—	—	—	—	—
Asian Fund III	4/2017	7/2020	9,000.0	4,213.2	5.6%	5,146.2	1,233.5	4,774.1	6,042.5	246.9
Asian Fund II	4/2013	4/2017	5,825.0	36.5	1.3%	6,802.5	4,577.3	4,309.4	5,456.3	233.9
Asian Fund (4)	7/2007	4/2013	3,983.3	—	2.5%	3,974.3	8,687.9	93.2	68.3	4.8
China Growth Fund (4)	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	815.4	541.9	449.8	(14.8)
Next Generation Technology Growth Fund II	12/2019	12/2025	2,088.3	1,810.3	7.2%	278.0	—	278.0	322.3	4.2
Next Generation Technology Growth Fund	3/2016	12/2019	658.9	4.9	22.5%	658.3	45.9	630.9	1,125.8	50.0
Health Care Strategic Growth Fund	12/2016	12/2021	1,331.0	917.9	11.3%	503.9	95.9	410.7	719.0	33.9
Global Impact Fund	2/2019	2/2025	1,242.2	1,081.9	8.1%	160.3	—	160.3	174.4	—
Private Equity and Growth Equity Funds			102,784.6	31,477.4		74,245.1	94,013.8	30,434.8	41,217.2	1,870.1

Co-Investment Vehicles and Other	Various	Various	9,834.3	2,915.7	Various	7,180.0	4,966.8	4,722.9	5,742.1	381.1

Total Private Equity and Growth Equity Funds			112,618.9	34,393.1		81,425.1	98,980.6	35,157.7	46,959.3	2,251.2

Core Investment Vehicles	Various	Various	9,868.5	4,944.9	35.8%	4,923.6	—	4,923.6	6,829.8	56.7

Real Assets
Energy Income and Growth Fund II	6/2018	6/2021	994.2	587.6	20.1%	416.3	9.6	407.1	407.0	—
Energy Income and Growth Fund	9/2013	6/2018	1,974.2	59.3	12.9%	1,963.4	785.9	1,283.8	870.5	—
Natural Resources Fund (4)	Various	Various	887.4	0.9	Various	886.5	123.2	194.2	71.3	—
Global Energy Opportunities	Various	Various	914.1	170.3	Various	517.9	136.4	348.6	212.8	—
Global Infrastructure Investors III	6/2018	6/2024	7,156.3	4,681.3	3.8%	2,623.4	148.3	2,584.8	2,427.3	—
Global Infrastructure Investors II	10/2014	6/2018	3,040.0	162.2	4.1%	3,117.7	2,639.1	2,067.1	2,448.9	38.1
Global Infrastructure Investors	9/2011	10/2014	1,040.2	25.1	4.8%	1,046.7	2,093.1	129.3	117.8	1.8
Asia Pacific Infrastructure Investors	1/2020	1/2026	2,515.6	2,515.6	9.9%	—	—	—	—	2.7
Real Estate Partners Americas II	5/2017	12/2020	1,921.2	885.5	7.8%	1,211.1	373.7	1,013.7	1,144.2	31.8
Real Estate Partners Americas	5/2013	5/2017	1,229.1	148.2	16.3%	1,010.7	1,354.5	222.2	109.1	2.2
Real Estate Partners Europe	9/2015	12/2019	708.7	211.5	9.5%	568.9	154.0	492.1	566.0	8.5
Real Estate Credit Opportunity Partners II	4/2019	6/2022	950.0	728.9	5.3%	221.1	—	221.1	202.2	—
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130.0	122.2	4.4%	1,007.8	186.5	1,007.8	942.5	—
Property Partners Americas	12/2019	(5)	2,012.5	1,817.2	24.8%	195.3	—	195.3	207.6	0.5
Co-Investment Vehicles and Other	Various	Various	4,033.2	2,023.3	Various	2,009.9	870.9	2,006.2	2,275.6	1.2

Real Assets			30,506.7	14,139.1		16,796.7	8,875.2	12,173.3	12,002.8	86.8

Other
Unallocated Commitments (6)			1,449.6	1,449.6	Various	—	—	—	—	—

Private Markets Total			$154,443.7	$54,926.7		$103,145.4	$107,855.8	$52,254.6	$65,791.9	$2,394.7

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on June 30, 2020, in the case of uncalled commitments.

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

The table below presents information as of June 30, 2020, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since June 30, 2020, or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	14,123.1	6.1	14,129.2	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,750.8	5,750.8	8,507.4	34.3	8,541.7	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,309.3	31,033.0	4,849.7	35,882.7	11.7%	9.1%	2.1
Asian Fund (2007)	3,983.3	3,974.3	8,687.9	68.3	8,756.2	18.9%	13.7%	2.2
European Fund III (2008) (2)	5,508.8	5,359.8	10,463.6	296.8	10,760.4	16.5%	11.4%	2.0
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	199.6	—	199.6	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010.0	1,010.0	815.4	449.8	1,265.2	6.2%	2.0%	1.3
Natural Resources Fund (2010)	887.4	886.5	123.2	71.3	194.5	(27.7)%	(29.8)%	0.2
Global Infrastructure Investors (2011) (2)	1,040.2	1,046.7	2,093.1	117.8	2,210.9	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718.4	9,579.6	11,501.4	8,217.1	19,718.5	22.2%	17.6%	2.1
Asian Fund II (2013)	5,825.0	6,802.5	4,577.3	5,456.3	10,033.6	13.4%	9.6%	1.5
Real Estate Partners Americas (2013)	1,229.1	1,010.7	1,354.5	109.1	1,463.6	17.0%	12.2%	1.4
Energy Income and Growth Fund (2013)	1,974.2	1,963.4	785.9	870.5	1,656.4	(5.7)%	(8.5)%	0.8
Global Infrastructure Investors II (2014) (2)	3,040.0	3,117.7	2,639.1	2,448.9	5,088.0	19.1%	16.4%	1.6
European Fund IV (2015) (2)	3,509.9	3,372.9	2,840.4	3,211.3	6,051.7	24.7%	19.1%	1.8
Real Estate Partners Europe (2015) (2)	708.7	568.9	154.0	566.0	720.0	13.0%	8.7%	1.3
Next Generation Technology Growth Fund (2016)	658.9	658.3	45.9	1,125.8	1,171.7	30.4%	24.5%	1.8
Health Care Strategic Growth Fund (2016)	1,331.0	503.9	95.9	719.0	814.9	56.8%	31.3%	1.6
Americas Fund XII (2017)	13,500.0	6,910.2	89.0	8,794.3	8,883.3	16.9%	11.0%	1.3
Real Estate Credit Opportunity Partners (2017)	1,130.0	1,007.8	186.5	942.5	1,129.0	6.0%	4.7%	1.1
Core Investment Vehicles (2017)	9,868.5	4,923.6	—	6,829.8	6,829.8	18.7%	17.1%	1.4
Asian Fund III (2017)	9,000.0	5,146.2	1,233.5	6,042.5	7,276.0	34.3%	24.0%	1.4
Real Estate Partners Americas II (2017)	1,921.2	1,211.1	373.7	1,144.2	1,517.9	21.8%	16.2%	1.3
Global Infrastructure Investors III (2018) (2)(3)	7,156.3	2,623.4	—	2,427.3	2,427.3	—	—	—
European Fund V (2019) (2)(3)	6,320.2	1,429.0	—	1,449.2	1,449.2	—	—	—
Energy Income and Growth Fund II (2019) (3)	994.2	416.3	—	407.0	407.0	—	—	—
Next Generation Technology Growth Fund II (2019) (3)	2,088.3	278.0	—	322.3	322.3	—	—	—
Global Impact Fund (2019) (3)	1,242.2	160.3	—	174.4	174.4	—	—	—
Asia Pacific Infrastructure Investors (2019) (3)	2,515.6	—	—	—	—	—	—	—
Property Partners Americas (2019) (3)	2,012.5	195.3	—	207.6	207.6	—	—	—
Real Estate Credit Opportunity Partners II (2019) (3)	950.0	221.1	—	202.2	202.2	—	—	—
Asian Fund IV (2020) (3)	10,695.6	—	—	—	—	—	—	—
Subtotal - Included Funds	141,493.7	96,718.8	110,681.1	57,561.4	168,242.5	15.6%	11.6%	1.8

All Funds	$157,968.2	$113,193.3	$160,950.4	$57,561.4	$218,511.8	25.6%	18.8%	2.0

(1)
These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction").

(2)
The following table presents information regarding investment funds with euro-denominated commitments. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on June 30, 2020, in the case of unfunded commitments.

Private Markets Investment Funds	Commitment (€ in millions)
European Fund	€196.5
European Fund II	€2,597.5
European Fund III	€2,882.8
E2 Investors (Annex Fund)	€55.5
Global Infrastructure Investors	€30.0
Global Infrastructure Investors II	€243.8
European Fund IV	€1,626.1
Real Estate Partners Europe	€276.6
Global Infrastructure Investors III	€987.0
European Fund V	€2,144.2

(3)
The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to June 30, 2020. None of the Global Infrastructure Investors III, European Fund V, Energy Income and Growth Fund II, Next Generation Technology Growth Fund II, Global Impact Fund, Asia Pacific Infrastructure Investors, Property Partners Americas, Real Estate Credit Opportunities Partners II, or Asian Fund IV has invested for at least 24 months as of June 30, 2020. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.

(4)
An investment is considered realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have either made their first investment more recently than 24 months prior to June 30, 2020 or have not had any realizations.

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

Public Markets

Through our Public Markets business line, we operate our credit and hedge funds platforms. Our credit business invests capital in (i) leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations and private credit strategies such as direct lending and private opportunistic credit (or mezzanine) investment strategies. The funds, CLOs, separately managed accounts, investment companies registered under the Investment Company Act of 1940 (the "Investment Company Act") and alternative investment funds ("AIFs") in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, and KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland ("CBI"). Our business development company ("BDC") platform consists of BDCs advised by FS/KKR Advisor, LLC ("FS/KKR Advisor"), which is an investment adviser jointly owned by KKR and Franklin Square Holdings, L.P. ("FS Investments") following the completion of our strategic partnership with FS Investments on April 9, 2018. Our Public Markets business line also includes our hedge funds platform, which consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "hedge fund partnerships"). Our hedge fund partnerships offer a variety of investment strategies, including equity hedge funds, hedge fund-of-funds and credit hedge funds.
We intend to continue to grow the Public Markets business line by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

As of June 30, 2020, our Public Markets business line had $96.9 billion of AUM, comprised of $41.2 billion of assets managed in our leveraged credit strategies (which include $5.3 billion of assets managed in our opportunistic credit strategy and $1.9 billion of assets managed in our revolving credit strategy), $6.8 billion of assets managed in our special situations strategy, $23.5 billion of assets managed in our private credit strategies, $24.6 billion of assets managed through our hedge fund platform, and $0.8 billion of assets managed in other strategies. Our private credit strategies include $17.0 billion of assets managed in our direct lending strategy and $6.5 billion of assets managed in our private opportunistic credit strategy. Our BDC platform has approximately $14.1 billion in combined assets under management, which are reflected in the AUM of our leveraged credit strategies and alternative credit strategies above. We report all of the assets under management of the BDCs in our BDC platform. We report only a pro rata portion of the AUM in our strategic partnership with third-party hedge fund managers based on KKR's percentage ownership in them.
Credit

Performance
We generally review our performance in our credit business by investment strategy.

Our leveraged credit strategies principally invest through separately managed accounts, BDCs, CLOs and investment funds. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to June 30, 2020. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.07%	6.45%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	5.45%
Opportunistic Credit (3)	May 2008	10.95%	9.11%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.73%
Bank Loans	Apr 2011	4.50%	3.92%	S&P/LSTA Loan Index (4)	3.53%
High-Yield	Apr 2011	6.44%	5.86%	BoAML HY Master II Index (5)	5.49%
Bank Loans Conservative	Apr 2011	3.99%	3.41%	S&P/LSTA BB-B Loan Index (6)	3.62%
European Leveraged Loans (7)	Sep 2009	4.40%	3.88%	CS Inst West European Leveraged Loan Index (8)	3.24%
High-Yield Conservative	Apr 2011	5.95%	5.38%	BoAML HY BB-B Constrained (9)	5.64%
European Credit Opportunities (7)	Sept 2007	4.87%	3.94%	S&P European Leveraged Loans (All Loans) (10)	3.75%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

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

(11)	This strategy has not called any capital as of June 30, 2020. As a result, the gross and net return performance measures are not meaningful and are not included above.
Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to June 30, 2020. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Dislocation Opportunities Fund	May 2020	$2,790.1	$209.3	$—	$264.8	$264.8	N/A	N/A	N/A	$6.7
Special Situations Fund II	Dec 2014	3,524.7	2,996.3	671.3	2,080.0	2,751.3	(3.4)%	(5.7)%	0.9	—
Special Situations Fund	Dec 2012	2,274.3	2,273.0	1,552.4	510.0	2,062.4	(2.5)%	(4.8)%	0.9	—
Mezzanine Partners	Mar 2010	1,022.8	920.1	1,081.8	154.6	1,236.4	9.8%	6.6%	1.3	(20.0)
Private Credit Opportunities Partners II	Dec 2015	2,245.1	1,587.4	123.8	1,536.0	1,659.8	3.3%	1.7%	1.0	—
Lending Partners III	Apr 2017	1,497.8	707.0	133.4	701.6	835.0	13.7%	11.0%	1.2	9.8
Lending Partners II	Jun 2014	1,335.9	1,179.1	1,100.7	210.0	1,310.7	4.3%	3.1%	1.1	—
Lending Partners	Dec 2011	460.2	405.3	450.7	15.4	466.1	4.2%	2.5%	1.2	—
Lending Partners Europe	Mar 2015	847.6	604.9	178.6	369.5	548.1	(3.9)%	(6.9)%	0.9	—
Other Alternative Credit Vehicles	Various	11,046.6	5,804.4	3,415.0	3,598.7	7,013.7	N/A	N/A	N/A	10.8
Unallocated Commitments (4)	Various	174.3	—	—	—	—	N/A	N/A	N/A	—
All Funds		$27,219.4	$16,686.8	$8,707.7	$9,440.6	$18,148.3				$7.3
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

Public Markets AUM and Vehicle Structures
The table below presents information as of June 30, 2020, based on the investment funds, vehicles or accounts offered by our Public Markets business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$23,289	$21,900	0.10% - 1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	16,604	16,604	0.40% - 0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	39,893	38,504

Alternative Credit: (3)
Special Situations	7,140	4,026	0.50% - 1.75% (4)	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (2)
Private Credit	11,158	6,135	0.50% - 1.50%	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (2)
Total Alternative Credit	18,298	10,161

Hedge Funds (5)	24,611	20,182	0.50% - 2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	14,127	14,127	0.60%	8.00%	7.00%	Indefinite
Total	$96,929	$82,974

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
The chart below presents the holdings of our Principal Activities business line by asset class as of June 30, 2020:
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

Business Environment
Economic and Market Conditions
Impact of COVID-19

The outbreak of a novel strain of coronavirus ("COVID-19") continues to impact the United States and other countries throughout the world. In March 2020, the World Health Organization declared COVID-19 to be a pandemic and the United States declared a national emergency due to the outbreak. In connection with these declarations, various governments around the world have instituted measures to slow the transmissions of COVID-19, which substantially restrict individual and business activities. These measures have included, for example, closures of non-essential businesses, limitations of crowd size, stay-at-home orders, quarantines, heightened border controls and limitations on travel. Governments in the United States and around the world have responded with fiscal and monetary stimuli that aim to provide emergency assistance to individuals and businesses negatively impacted by COVID-19. The outbreak of COVID-19 and the actions taken in response have had far reaching impact on the U.S. and global economies, contributing to significant volatility in the financial markets, resulting in increased volatility in equity prices (including our common stock) and lower interest rates, and causing furloughs and layoffs in the labor market. While COVID-19 cases have declined in some parts of the United States, many states in the Southern, Midwestern and Western regions saw sharp increases in the infection rates as they began to allow businesses to reopen. COVID-19 cases have also continued to surge in certain countries outside the United States, and certain countries that were initially successful at containing the virus have experienced renewed outbreaks in recent months.
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
The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, financial performance and operating results for the quarterly periods and full fiscal year of 2020 and possibly beyond, and may be material and affect us in ways that we cannot foresee at this time. Many of the adverse ways in which COVID-19 may impact us have already materialized and adversely affected (or may in the future materialize and adversely affect) our stock price, our portfolio valuations, and the operations of our business and the businesses of our portfolio companies, as well as the businesses of entities of which we or our funds are creditors, and our and their other counterparties, including suppliers and customers. These risks may, in the future, become even more significant than is currently the case or than is currently anticipated. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

•
Difficult market and economic conditions may adversely impact the valuations of our and our funds’ investments, particularly if the value of an investment is determined in whole or in part by reference to public equity markets. Valuations of our and our funds’ investments are generally correlated to the performance of the relevant equity and debt markets. Although valuations across our investments generally improved in the second quarter of 2020, driven by a strong rebound in equity and fixed income markets, the continuing existence and further spread of the COVID-19 pandemic, which among other things could result in a second shutdown of businesses, may negatively affect the value of our investment portfolio in the future and thereby adversely impact our book value per share, accrued carried interest and assets under management;

•
COVID-19 significantly increases the challenges associated with business planning, strategy, execution, portfolio management, fundraising, and other aspects of our business operations, the operation of our portfolio companies' businesses, and the operation of entities to whom we or our funds have loaned money or otherwise do business through supply or customer relationships. None of us, our portfolio companies or our and their respective counterparties, vendors, or advisors have previously faced a situation that we view as comparable to the current COVID-19 crisis, which, among other factors, involves a major simultaneous supply and demand shock to global, regional and national economies and significant outsize effects on particular business sectors. The future trajectory of the COVID-19 crisis is subject to a complex interplay of epidemiological, technological, social, psychological, economic and political factors that are generally beyond our ability to forecast or control. In this environment, historical comparisons may be of little or no value, while the risk and uncertainty associated with a large number of business decisions are materially increased;

•
Limitation on travel and social distancing requirements implemented in response to COVID-19 challenge our ability to market new or successor funds as anticipated prior to COVID-19, potentially resulting in reduced or delayed revenues. In addition, fund investors may become restricted by their asset allocation policies to invest in new or successor funds that we provide, because these policies often restrict the amount that they are permitted to invest in alternative assets like the strategies of our investment funds when there is a decline in public equity markets. Further, the COVID-19 crisis may cause fund investors to change their investment strategies in manners that we cannot now foresee, and that may additionally and negatively affect our ability to raise funds from traditional or other sources;

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

•
While the impact of COVID-19 on our portfolio companies has varied depending on the location and industry in which they operate, many of our portfolio companies operate in industries that have been, and continue to be, materially affected by COVID-19, including but not limited to healthcare, travel, entertainment, hospitality, senior living, energy and retail industries. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, limitations on business operations, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our funds’ investments. For a discussion of the pandemic's impact on our energy investments, see "—Commodity Markets";

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

The U.S. economy experienced a sharp contraction in the second quarter of 2020, reflecting a full quarter of COVID-19's impact on U.S. businesses. In the United States, the real GDP contracted by 32.9%, on a seasonally adjusted annualized basis, for the quarter ended June 30, 2020, compared to contraction of 5% for the quarter ended March 31, 2020; the U.S. unemployment rate was 11.1% as of June 30, 2020, up from 4.4% as of March 31, 2020; the U.S. core consumer price index was 1.2% on a year-over-year basis as of June 30, 2020, down from 2.1% on a year-over-year basis as of March 31, 2020; and the effective federal funds rate set by the U.S. Federal Reserve was 0.1% as of June 30, 2020, unchanged from March 31, 2020.
The European Union's economy also suffered a significant decline in the second quarter of 2020 due to COVID-19, but some of its member states are showing signs of recovery after the quarter-end. In the Euro Area, real GDP contracted 12.1%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended June 30, 2020, compared to a contraction of 3.6%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended March 31, 2020; the Euro Area unemployment rate was 7.8% as of June 30, 2020, up from 7.2% as of March 31, 2020; Euro Area core inflation was 0.8% on a year-over-year basis as of June 30, 2020, down from 1.0% on a year-over-year basis as of March 31, 2020; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of June 30, 2020, unchanged from March 31, 2020.
Japan's economy suffered in the second quarter of 2020 following the government's declaration of national emergency from early April to late May as a result of COVID-19. After experiencing a decline in the first quarter, China's economy returned to modest growth in the second quarter of 2020 as lock-down measures eased and businesses began to reopen. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of June 30, 2020, unchanged from March 31, 2020; and in China, reported real GDP growth was 11.5%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended June 30, 2020, compared to -10.0% in the quarter ended March 31, 2020.
These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. Other key issues include (i) political uncertainty caused by, among other things, populist political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic and inequality issues and the 2020 U.S. Presidential election, (ii) geopolitical uncertainty such as U.S.-China relations, (iii) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, and austerity programs, (iv) volatility or downturn in stock and credit markets, (v) any unexpected shift in the central banks' monetary policies and their impact on the markets, (vi) technological advancements and innovations that may disrupt marketplaces and businesses, and (vii) further developments regarding COVID-19 as discussed above. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" in our Annual Report.
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

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended June 30, 2020, global equity markets were positive, with the S&P 500 Index up 20.5% and the MSCI World Index up 19.5% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (the "VIX"), a measure of volatility, ended at 30.4 as of June 30, 2020, decreasing from 53.5 as of March 31, 2020. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report and see also "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report.
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

During the quarter ended June 30, 2020, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) contracted by 145 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) contracted by 233 basis points. The non-investment grade credit indices were up during the quarter ended June 30, 2020, with the S&P/LSTA Leveraged Loan Index up 9.7% and the BAML US High Yield Index up 9.6%. During the quarter ended June 30, 2020, 10-year government bond yields fell 1 basis points in the United States, fell 18 basis points in the United Kingdom, rose 2 basis points in Germany, rose 26 basis points in China, and rose 1 basis point in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report.

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

dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended June 30, 2020, the euro rose 1.8%, the British pound fell 0.2%, the Japanese yen fell 0.4%, and the Chinese renminbi rose 0.2%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk" in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended June 30, 2020, the 3-year forward price of WTI crude oil increased approximately 3%, and the 3-year forward price of natural gas decreased approximately 1%. The 3-year forward price of WTI crude oil increased from approximately $41 per barrel to $43 per barrel, and the 3-year forward price of natural gas decreased from approximately $2.41 per mcf to $2.38 per mcf as of March 31, 2020 and June 30, 2020, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In addition, because we hold certain energy real asset investments, which had a fair value of $0.6 billion as of June 30, 2020 on our balance sheet, these price movements would have an amplified impact on our financial results, to the extent unhedged, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" in our Annual Report and see also "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report.

Due in large part to the COVID-19 pandemic, oil prices experienced significant volatility during the second quarter of 2020, with the price of certain short-dated WTI futures contracts dropping below zero in late April. Although certain oil producers are taking measures to decrease output, which has resulted in some short-dated oil price recovery, if demand stays depressed and the shortage of storage capabilities continue, significant volatility in oil prices is expected to continue. While the impact to longer-term prices of crude oil and natural gas has been less pronounced, we expect downward price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given those commodity prices are an input in our valuation models. However, we expect the impact of the decline will be mitigated by the existence of our near-term commodity price hedges, which make long-term oil and natural gas prices a more significant driver of the valuation of our energy investments than spot prices. As of June 30, 2020, energy strategies make up approximately 1% of our assets under management, 2% of our total GAAP assets and 3% of our book assets.

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

Basis of Accounting

We consolidate the financial results of KKR Group Partnership and their consolidated entities, which include the accounts of our investment management and capital markets companies, the general partners of unconsolidated funds and vehicles, general partners of certain funds and vehicles that are consolidated and their respective consolidated funds and certain other entities including certain CLOs and CMBS. We refer to CLOs and CMBS as collateralized financing entities ("CFEs").

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
Key Non-GAAP and Other Operating and Performance Measures
The key non-GAAP and other operating and performance measures that follow are used by management in making operational and resource deployment decisions as well as assessing the overall performance of KKR's businesses. They include certain financial measures that are calculated and presented using methodologies other than in accordance with GAAP. These non-GAAP measures, including after-tax distributable earnings, distributable revenues, distributable expenses, distributable operating earnings, fee related earnings, book assets, book liabilities, book value and book value per adjusted shares, are presented prior to giving effect to the allocation of income (loss) between KKR & Co. Inc. and KKR Holdings L.P. and as such represent the business in total. In addition, these non-GAAP measures are presented without giving effect to the consolidation of the investment funds and CFEs that KKR manages as well as other consolidated entities that are not subsidiaries of KKR & Co. Inc.
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
Book Assets
Book assets is a non-GAAP performance measure that represents cash and short-term investments, investments, net unrealized carried interest, tax assets, and other assets of KKR presented on a basis that deconsolidates (i) KKR's investment funds and collateralized financing entities that KKR manages and (ii) other consolidated entities that are not subsidiaries of KKR & Co. Inc. We believe this measure is useful to stockholders as it provides additional insight into the assets of KKR that are used to operate its business lines. As used in this definition, cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield.
Book Liabilities
Book liabilities is a non-GAAP performance measure that represents the debt obligations of KKR (including KFN), tax liabilities, and other liabilities of KKR presented on a basis that deconsolidates (i) KKR's investment funds and collateralized financing entities that KKR manages and (ii) other consolidated entities that are not subsidiaries of KKR & Co. Inc. We believe this measure is useful to stockholders as it provides additional insight into the liabilities of KKR excluding the liabilities that are allocated to noncontrolling interest holders and to the holders of the Series A and Series B Preferred Stock.
Book Value
Book value is a non-GAAP performance measure of the net assets of KKR and is used by management primarily in assessing the unrealized value of KKR’s book assets after deducting for book liabilities, noncontrolling interests and preferred stock. We believe this measure is useful to stockholders as it provides additional insight into the net assets of KKR excluding those net assets that are allocated to noncontrolling interest holders and to the holders of the Series A and Series B Preferred Stock. KKR's book value includes the net impact of KKR's tax assets and liabilities as prepared under GAAP.
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
Distributable Revenues
Distributable revenues is a non-GAAP performance measure that represents the realized revenues (which excludes unrealized carried interest and unrealized net gains (losses)) generated by KKR and is the sum of (i) fees and other, net, (ii) realized performance income (loss) and (iii) realized investment income (loss). KKR believes that distributable revenues is useful to stockholders as it provides insight into the realized revenue generated by KKR's business lines.

Distributable Expenses
Distributable expenses is a non-GAAP performance measure that represents the expenses of KKR and is the sum of (i) compensation and benefits (excluding unrealized performance income compensation), (ii) occupancy and related charges and (iii) other operating expenses. KKR believes that distributable expenses is useful to stockholders as it provides insight into the costs expended in connection with generating KKR's distributable revenues.
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
Fee Related Earnings ("FRE")
Fee related earnings is a non-GAAP supplemental performance measure of earnings of KKR before performance income and investment income. KKR believes this measure may be useful to stockholders as it may provide additional insight into the profitability of KKR’s fee generating management companies and capital markets businesses. Fee related earnings is calculated as KKR’s total Fees and Other, Net, multiplied by KKR’s distributable operating margin. For purposes of the fee related earnings calculation, distributable operating margin is calculated as distributable operating earnings, before equity-based compensation, divided by total distributable revenues.
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

Unaudited Consolidated Results of Operations (GAAP Basis)

The following is a discussion of our consolidated results of operations for the three months ended June 30, 2020 and 2019. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our non-GAAP operating results in these periods, see "—Analysis of Non-GAAP Operating Results." See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

	Three Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Revenues
Fees and Other	$393,473	$519,441	$(125,968)
Capital Allocation-Based Income (Loss)	938,521	660,423	278,098
Total Revenues	1,331,994	1,179,864	152,130

Expenses
Compensation and Benefits	591,324	608,967	(17,643)
Occupancy and Related Charges	17,579	17,193	386
General, Administrative and Other	148,165	182,651	(34,486)
Total Expenses	757,068	808,811	(51,743)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,480,869	1,037,985	442,884
Dividend Income	9,969	17,130	(7,161)
Interest Income	331,732	365,727	(33,995)
Interest Expense	(240,067)	(264,766)	24,699
Total Investment Income (Loss)	1,582,503	1,156,076	426,427

Income (Loss) Before Taxes	2,157,429	1,527,129	630,300

Income Tax Expense (Benefit)	206,264	165,399	40,865

Net Income (Loss)	1,951,165	1,361,730	589,435
Net Income (Loss) Attributable to Noncontrolling Interests	1,244,196	838,996	405,200
Net Income (Loss) Attributable to KKR & Co. Inc.	706,969	522,734	184,235

Series A Preferred Stock Dividends	5,822	5,822	—
Series B Preferred Stock Dividends	2,519	2,519	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$698,628	$514,393	$184,235

Revenues

For the three months ended June 30, 2020 and 2019, revenues consisted of the following:

	Three Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Management Fees	$219,736	$206,097	$13,639
Fee Credits	(60,872)	(91,862)	30,990
Transaction Fees	161,458	304,889	(143,431)
Monitoring Fees	26,902	26,424	478
Incentive Fees	—	—	—
Expense Reimbursements	28,002	42,741	(14,739)
Oil and Gas Revenue	1,052	12,275	(11,223)
Consulting Fees	17,195	18,877	(1,682)
Total Fees and Other	393,473	519,441	(125,968)

Carried Interest	759,331	551,443	207,888
General Partner Capital Interest	179,190	108,980	70,210
Total Capital Allocation-Based Income (Loss)	938,521	660,423	278,098

Total Revenues	$1,331,994	$1,179,864	$152,130

Total Fees and Other for the three months ended June 30, 2020 decreased compared to the three months ended June 30, 2019 primarily as a result of a decrease in transaction fees, partially offset by an increase in management fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues."

The increase in management fees was primarily due to management fees earned from Asia Pacific Infrastructure Investors and Next Generation Technology Growth Fund II, which entered their investment periods subsequent to June 30, 2019, as well as an increase relating to European Fund V as a result of new capital raised. This increase was partially offset by decreases due to management fees calculated based on lower levels of invested capital as a result of realizations primarily in European Fund IV.

Fee credits decreased compared to the prior period as a result of a lower level of transaction fees in our Private Markets and Public Markets business lines. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. Transaction fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our Capital Markets business line are not shared with fund investors. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

Capital Allocation-Based Income (Loss) for the three months ended June 30, 2020 increased compared to the three months ended June 30, 2019 primarily due to the higher level of net appreciation in the value of our investment portfolio resulting from the recovery in the financial markets that occurred in the three months ended June 30, 2020.

Compensation and Benefits Expenses

The decrease in compensation and benefits expenses during the three months ended June 30, 2020 compared to the prior period was primarily due to (i) lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding and (ii) a decrease in cash compensation and benefits. These decreases were partially offset by an increase in accrued carried interest compensation due to the higher level of accrued carried interest during the three months ended June 30, 2020 as compared to the prior period.

General, Administrative and Other Expenses

The decrease in general, administrative and other expenses during the three months ended June 30, 2020 compared to the prior period was primarily due to (i) a lower level of expenses reimbursable by investment funds and (ii) a lower level of expenses that are creditable to our investment funds, in particular a lower level of broken-deal expense. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	June 30, 2020	June 30, 2019
	($ in thousands)
Private Equity	$1,147,524	$962,888
Credit	89,457	(24,151)
Investments of Consolidated CFEs	1,209,013	60,780
Real Assets	324,491	(2,488)
Equity Method - Other	249,147	132,656
Other Investments	23,577	(42,620)
Debt Obligations and Other	(1,263,914)	(103,790)
Other Net Gains (Losses) from Investment Activities	(298,426)	54,710
Net Gains (Losses) from Investment Activities	$1,480,869	$1,037,985

Net Gains (Losses) from Investment Activities for the three months ended June 30, 2020
The net gains from investment activities for the three months ended June 30, 2020 were comprised of net realized losses of $(330.6) million and net unrealized gains of $1,811.4 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above. For a discussion and analysis of the primary investment gains or losses relating to individual investments in our unconsolidated funds, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues."
Realized Gains and Losses from Investment Activities
For the three months ended June 30, 2020, net realized losses related primarily to (i) realized losses on investments held through our consolidated special situations funds, (ii) an $88.3 million impairment charge taken on one of our investments that is accounted for under the equity method of accounting, (iii) a realized loss on the partial sale of our investment in LCI Helicopters Limited (financial services sector) and (iv) realizations of certain investments held through consolidated CLOs. These realized losses were partially offset by realized gains, the most significant of which was related to the partial sale of our investment in BridgeBio Pharma, Inc. (NASDAQ: BBIO).
Unrealized Gains and Losses from Investment Activities
For the three months ended June 30, 2020, net unrealized gains were driven primarily by (i) mark-to-market gains in our private equity, growth equity, and core investments held by KKR and certain consolidated entities, the most significant of which were FanDuel Inc. (technology sector), PetVet Care Centers, LLC (healthcare sector), and GenesisCare Pty Ltd. (healthcare sector) and (ii) mark-to-market gains in certain investments held through our consolidated energy funds and through our consolidated CLOs. These unrealized gains were partially offset by unrealized losses, driven primarily by mark-to-market losses in certain credit investments held through consolidated entities.

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
Unrealized Gains and Losses from Investment Activities
For the three months ended June 30, 2019, unrealized gains were driven primarily by (i) mark-to-market gains on our growth equity investments held by KKR and certain consolidated entities, the most significant of which was BridgeBio Pharma, Inc., (ii) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were USI, Inc. (financial services sector), Heartland Dental, LLC (health care sector), and PetVet Care Centers, LLC, and (iii) mark-to-market gains on our investment in First Data Corporation (renamed Fiserv, Inc. (NASDAQ: FISV) in connection with the merger transaction with Fiserv, Inc.) which was held in our funds and as a coinvestment by KKR. Partially offsetting the unrealized gains were unrealized losses for the three months ended June 30, 2019, relating to (i) mark-to-market losses on our investments in The Hut Group Limited (retail sector) and Mr. Cooper Group Inc. (NASDAQ: COOP) and (ii) the reversal of previously recognized unrealized gains relating to the realization activity described above.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Non-GAAP Operating Results."
Dividend Income

During the three months ended June 30, 2020, the most significant dividends received included $3.0 million from our consolidated real estate asset backed financing vehicle. During the three months ended June 30, 2019, the most significant dividends received included $5.4 million from our consolidated real estate funds and $3.3 million from our consolidated energy funds. Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues—Principal Activities —Realized Investment Income."

Interest Income

The decrease in interest income during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to a lower level of interest income earned from (i) investments held at an India debt finance company as a result of an increase in non-performing loans and (ii) investments held at our consolidated special situations funds. This decrease was partially offset by (i) the impact of closing additional consolidated CLOs subsequent to June 30, 2019 and (ii) an increase in interest income from certain of our consolidated direct lending funds, primarily related to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues—Principal Activities—Realized Investment Income."

Interest Expense

The decrease in interest expense during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to (i) a lower level of interest expense on debt obligations of the consolidated CLOs and KKR Real Estate Finance Trust Inc. ("KREF"), a NYSE-listed real estate investment trust, due to a decrease in interest rates subsequent to June 30, 2019 and (ii) the redemption of our $500 million aggregate principal amount of 6.375% Senior Notes due 2020 in the third quarter of 2019. The decrease was partially offset by the impact of (i) the issuance of the $500 million aggregate principal amount of 3.625% Senior Notes due 2050 and the issuance of the $750 million aggregate principal amount of 3.750% Senior Notes due 2029 subsequent to June 30, 2019, (ii) the impact of the closing of additional consolidated CLOs subsequent to June 30, 2019 and (iii) increased borrowings from consolidated asset backed financing vehicles. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Operating Results—Distributable Expenses—Interest Expense."

Income (Loss) Before Taxes

Income before taxes for the three months ended June 30, 2020 increased compared to the prior period due primarily to a higher level of (i) net gains from investment activities and (ii) capital allocation-based income during the three months ended June 30, 2020. These increases were partially offset by a decrease in transaction fees and interest income as described above.

Income Tax Expense (Benefit)

For the three months ended June 30, 2020, income tax expense was $206.3 million compared to income tax expense of $165.4 million for the prior period. Our effective tax rate under GAAP for the three months ended June 30, 2020 was 9.6%. For a discussion of factors that impacted KKR's tax provision, see Note 11 "Income Taxes" to the financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Income attributable to noncontrolling interests for the three months ended June 30, 2020 relates primarily to net income attributable to KKR Holdings representing its ownership interests in KKR Group Partnership as well as third-party limited partner interests in those investment funds that we consolidate. Net income attributable to noncontrolling interests for the three months ended June 30, 2020 increased compared to the prior period due primarily to a higher level of net gains from investment activities recorded for the three months ended June 30, 2020, as described above.

Net Income (Loss) Attributable to KKR & Co. Inc.

Net income attributable to KKR & Co. Inc. for the three months ended June 30, 2020 increased compared to the prior period due primarily to a higher level of (i) net gains from investment activities and (ii) capital allocation-based income during the three months ended June 30, 2020. These increases were partially offset by a decrease in transaction fees as described above.

Unaudited Consolidated Results of Operations (GAAP Basis)

The following is a discussion of our consolidated results of operations for the six months ended June 30, 2020 and 2019. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our non-GAAP operating results in these periods, see "—Analysis of Non-GAAP Operating Results." See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Revenues
Fees and Other	$774,045	$891,989	$(117,944)
Capital Allocation-Based Income (Loss)	(443,556)	1,475,355	(1,918,911)
Total Revenues	330,489	2,367,344	(2,036,855)

Expenses
Compensation and Benefits	329,187	1,153,529	(824,342)
Occupancy and Related Charges	33,901	31,883	2,018
General, Administrative and Other	297,288	352,166	(54,878)
Total Expenses	660,376	1,537,578	(877,202)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	(2,463,635)	2,241,863	(4,705,498)
Dividend Income	178,668	39,755	138,913
Interest Income	685,187	724,238	(39,051)
Interest Expense	(501,536)	(513,854)	12,318
Total Investment Income (Loss)	(2,101,316)	2,492,002	(4,593,318)

Income (Loss) Before Taxes	(2,431,203)	3,321,768	(5,752,971)

Income Tax Expense (Benefit)	(154,415)	332,992	(487,407)

Net Income (Loss)	(2,276,788)	2,988,776	(5,265,564)
Net Income (Loss) Attributable to Noncontrolling Interests	(1,703,233)	1,756,723	(3,459,956)
Net Income (Loss) Attributable to KKR & Co. Inc.	(573,555)	1,232,053	(1,805,608)

Series A Preferred Stock Dividends	11,644	11,644	—
Series B Preferred Stock Dividends	5,038	5,038	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(590,237)	$1,215,371	$(1,805,608)

Revenues

For the six months ended June 30, 2020 and 2019, revenues consisted of the following:

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Management Fees	$442,425	$394,505	$47,920
Fee Credits	(96,259)	(195,339)	99,080
Transaction Fees	260,454	493,092	(232,638)
Monitoring Fees	58,051	52,075	5,976
Incentive Fees	668	—	668
Expense Reimbursements	56,226	86,801	(30,575)
Oil and Gas Revenue	14,367	25,450	(11,083)
Consulting Fees	38,113	35,405	2,708
Total Fees and Other	774,045	891,989	(117,944)

Carried Interest	(451,594)	1,245,826	(1,697,420)
General Partner Capital Interest	8,038	229,529	(221,491)
Total Capital Allocation-Based Income (Loss)	(443,556)	1,475,355	(1,918,911)

Total Revenues	$330,489	$2,367,344	$(2,036,855)

Total Fees and Other for the six months ended June 30, 2020 decreased compared to the six months ended June 30, 2019 primarily as a result of a decrease in transaction fees, partially offset by an increase in management fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues."

The increase in management fees was primarily due to (i) management fees earned from new capital raised in European Fund V and Global Impact Fund, and (ii) management fees earned from Next Generation Technology Growth Fund II and Asia Pacific Infrastructure Investors which entered their investment periods subsequent to June 30, 2019. This increase was partially offset by decreases due to lower management fees calculated based on lower levels of invested capital as a result of realizations primarily in European Fund IV.

Fee credits decreased compared to the prior period as a result of a lower level of transaction fees in our Private Markets and Public Markets business lines. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. Transaction fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our Capital Markets business line are not shared with fund investors. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

Capital Allocation-Based Income (Loss) for the six months ended June 30, 2020 decreased compared to the six months ended June 30, 2019 primarily due to the net depreciation in the value of our investment portfolio resulting from the impact of COVID-19 on the economic outlook and financial markets that occurred in the six months ended June 30, 2020.

Compensation and Benefits Expenses

The decrease in compensation and benefits expenses during the six months ended June 30, 2020 compared to the prior period was primarily due to (i) a reversal of previously recognized accrued carried interest compensation as a result of the reversal of carried interest income in the six months ended June 30, 2020 and (ii) lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

General, Administrative and Other Expenses

The decrease in general, administrative and other expenses for the six months ended June 30, 2020 compared to the prior period was primarily due to (i) a lower level of expenses reimbursable by investment funds and (ii) a lower level of expenses that are creditable to our investment funds, in particular a lower level of broken-deal expense. The level of broken-deal expense can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Six Months Ended
	June 30, 2020	June 30, 2019
	($ in thousands)
Private Equity	$(134,880)	$1,951,081
Credit	(856,847)	(33,358)
Investments of Consolidated CFEs	(944,380)	283,607
Real Assets	(473,161)	116,640
Equity Method - Other	(191,471)	309,695
Other Investments	(655,595)	(71,531)
Debt Obligations and Other	640,072	(370,938)
Other Net Gains (Losses) from Investment Activities	152,627	56,667
Net Gains (Losses) from Investment Activities	$(2,463,635)	$2,241,863

Net Gains (Losses) from Investment Activities for the six months ended June 30, 2020
The net losses from investment activities for the six months ended June 30, 2020 were comprised of net realized losses of $(267.2) million and net unrealized losses of $(2,196.4) million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above. For a discussion and analysis of the primary investment gains or losses relating to individual investments in our unconsolidated funds, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues."
Realized Gains and Losses from Investment Activities
For the six months ended June 30, 2020, net realized losses related primarily to (i) realized losses on investments held through our consolidated special situations funds, (ii) realized losses on certain investments held through consolidated CLOs, (iii) an $88.3 million impairment charge taken on one of our investments that is accounted for under the equity method of accounting, and (iv) a realized loss on the partial sale of our investment in LCI Helicopters Limited. These realized losses were partially offset by realized gains, the most significant of which related to the partial sale of our investment in BridgeBio Pharma, Inc. and realized gains on certain investments held in consolidated real estate funds.
Unrealized Gains and Losses from Investment Activities
For the six months ended June 30, 2020, net unrealized losses were driven primarily by (i) mark-to-market losses on private equity investments held by KKR and certain consolidated funds, the most significant of which was Fiserv, Inc., (ii) mark-to-market losses on investments held in consolidated credit, real estate and energy funds and (iii) mark-to-market losses on certain investments held through consolidated CLOs. Partially offsetting these unrealized losses were unrealized gains relating to (i) mark-to-market gains in our private equity, growth equity, and core investments held by KKR and certain consolidated entities, the most significant of which were FanDuel Inc., Arnott's Biscuits Limited (consumer products sector), PetVet Care Centers, LLC, and GenesisCare Pty Ltd.

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
Realized Gains and Losses from Investment Activities
For the six months ended June 30, 2019, net realized gains related primarily to (i) the sales of our investments in Sedgwick Claims Management Services, Inc. (financial services sector) and GEG German Estate Group AG, (ii) the sale of real estate investments held through certain consolidated entities, and (iii) the partial sale of our investment in GetYourGuide AG. Partially offsetting these realized gains were realized losses, the most significant of which related to the sale of DoubleDutch, Inc. and the sale of investments in alternative credit assets in our consolidated special situations funds.
Unrealized Gains and Losses from Investment Activities
For the six months ended June 30, 2019, net unrealized gains were driven primarily by (i) mark-to-market gains on our growth equity investments held by KKR and certain consolidated entities, the most significant of which was BridgeBio Pharma, Inc., (ii) mark-to-market gains on our investment in First Data Corporation which is held in our funds and as a co-investment by KKR, and (iii) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were PetVet Care Centers, LLC, Heartland Dental, LLC, and USI, Inc. Partially offsetting these unrealized gains were unrealized losses relating to (i) mark-to-market losses on alternative credit assets held in our consolidated special situations funds, (ii) mark-to-market losses on our investments in Mr. Cooper Group Inc. and The Hut Group Limited, and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above.
Dividend Income
During the six months ended June 30, 2020, the most significant dividends received included $62.5 million from our investment in Fiserv, Inc. and $82.2 million from our consolidated real estate funds. During the six months ended June 30, 2019, the most significant dividends received included $15.8 million from our consolidated real estate funds, $11.6 million from investments held by KKR and KFN, and $5.6 million from our consolidated energy funds. Significant dividends from portfolio companies or consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues—Principal Activities Distributable Revenues—Realized Investment Income."

Interest Income

The decrease in interest income during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to a lower level of interest earned from (i) investments held at our consolidated special situations funds and (ii) investments held at an India debt finance company as a result of an increase in non-performing loans. The decrease was partially offset by (i) the impact of closing additional consolidated CLOs subsequent to June 30, 2019 and (ii) an increase in interest income from certain of our consolidated direct lending funds, primarily related to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues—Principal Activities Distributable Revenues—Realized Investment Income."

Interest Expense

The decrease in interest expense during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to (i) a lower level of interest expense on debt obligations of the consolidated CLOs and KREF due to a decrease in interest rates subsequent to June 30, 2019 and (ii) the redemption of our $500 million aggregate principal amount of 6.375% Senior Notes due 2020 in the third quarter of 2019. The decrease was partially offset by the impact of (i) the issuance of the $500 million aggregate principal amount of 3.625% Senior Notes due 2050 and the issuance of the $750 million aggregate principal amount of 3.750% Senior Notes due 2029 subsequent to June 30, 2019, (ii) the issuance of the €650 million aggregate principal amount of 1.625% Senior Notes due 2029 in the second quarter of 2019, (iii) the impact of the closing of additional consolidated CLOs subsequent to June 30, 2019, and (iv) increased borrowings from consolidated asset backed financing vehicles. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Operating Results—Distributable Expenses—Interest Expense."

Income (Loss) Before Taxes

The loss before taxes during the six months ended June 30, 2020 was due primarily to net losses from investment activities, and to a lesser extent, a reversal of previously recognized carried interest. These were partially offset by a reversal of previously recognized carried interest compensation and an increase in dividend income, in each case as described above.

Income Tax Expense (Benefit)

For the six months ended June 30, 2020, there was an income tax benefit of $154.4 million compared to an income tax expense of $333.0 million for the prior period. In the current period, a deferred tax benefit was generated primarily by the net unrealized losses on our investment portfolio during the first six months of 2020. Our effective tax rate under GAAP for the six months ended June 30, 2020 was 6.4%. For a discussion of factors that impacted KKR's tax provision, see Note 11 "Income Taxes" to the financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests for the six months ended June 30, 2020 relates primarily to a net loss attributable to KKR Holdings representing its ownership interests in KKR Group Partnership as well as third-party limited partner interests in those investment funds that we consolidate. The net loss attributable to noncontrolling interests for the six months ended June 30, 2020 was due primarily to net losses from investment activities recorded for the six months ended June 30, 2020, as described above.
Net Income (Loss) Attributable to KKR & Co. Inc.
The net loss attributable to KKR & Co. Inc. for the six months ended June 30, 2020 was primarily due to net losses from investment activities, and to a lesser extent, a reversal of previously recognized carried interest. These were partially offset by (i) a reversal of previously recognized carried interest compensation and (ii) an income tax benefit recognized primarily due to the impact of the net depreciation in our investment portfolio.

Unaudited Consolidated Statements of Financial Condition (GAAP Basis)

The following table provides the Consolidated Statements of Financial Condition on a GAAP basis as of June 30, 2020 and December 31, 2019.

(Amounts in thousands, except per share amounts)
	As of	As of
	June 30, 2020	December 31, 2019

Assets
Cash and Cash Equivalents	$2,454,541	$2,346,713
Investments	54,425,153	54,936,268
Other Assets	5,230,688	3,616,338
Total Assets	$62,110,382	$60,899,319

Liabilities and Equity
Debt Obligations	$28,676,899	$27,013,284
Other Liabilities	4,038,821	3,383,661
Total Liabilities	32,715,720	30,396,945

Stockholders' Equity
KKR & Co. Inc. Stockholders' Equity - Series A and B Preferred Stock	482,554	482,554
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, and Common Stock	9,472,314	10,324,936
Noncontrolling Interests	19,439,794	19,694,884
Total Equity	29,394,662	30,502,374
Total Liabilities and Equity	$62,110,382	$60,899,319

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$16.94	$18.44

KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $16.94 as of June 30, 2020, down from $18.44 as of December 31, 2019. The decrease was primarily attributable to the depreciation in the value of our investment portfolio that is attributable to KKR & Co. Inc. and to a lesser extent dividends to common stockholders.

Unaudited Consolidated Statements of Cash Flows (GAAP Basis)

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(2.7) billion and $(3.1) billion during the six months ended June 30, 2020 and 2019, respectively. These amounts primarily included: (i) proceeds from investments net of investments purchased of $(2.7) billion and $(3.3) billion during the six months ended June 30, 2020 and 2019, respectively; (ii) net realized gains (losses) on investments of $(267.2) million and $204.0 million during the six months ended June 30, 2020 and 2019, respectively; (iii) change in unrealized gains (losses) on investments of $(2.2) billion and $2.0 billion during the six months ended June 30, 2020 and 2019, respectively; and (iv) capital allocation-based income (loss) of $(443.6) million and $1.5 billion during the six months ended June 30, 2020 and 2019, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(75.6) million and $(145.1) million during the six months ended June 30, 2020 and 2019, respectively. Our investing activities included: (i) the purchase of fixed assets of $(68.0) million and $(144.0) million during the six months ended June 30, 2020 and 2019, respectively and (ii) development of oil and natural gas properties of $(7.6) million and $(1.1) million for the six months ended June 30, 2020 and 2019, respectively.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $3.3 billion and $3.8 billion during the six months ended June 30, 2020 and 2019, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling interests of $1.5 billion and $1.0 billion during the six months ended June 30, 2020 and 2019, respectively; (ii) proceeds received net of repayment of debt obligations of $2.3 billion and $3.0 billion during the six months ended June 30, 2020 and 2019, respectively; (iii) common stock dividends of $(145.0) million and $(134.6) million during the six months ended June 30, 2020 and 2019, respectively; (iv) net delivery of common stock of $(40.6) million and $(53.4) million during the six months ended June 30, 2020 and 2019, respectively; (v) repurchases of common stock of $(246.2) million and $(28.6) million during the six months ended June 30, 2020 and 2019, respectively; and (vi) preferred stock dividends of $(16.7) million during each of the six months ended June 30, 2020 and 2019.

Analysis of Non-GAAP Operating Results

The following is a discussion of the results of our business on a non-GAAP basis for the three and six months ended June 30, 2020 and 2019. You should read this discussion in conjunction with the information included under "—Basis of Accounting—Key Non-GAAP and Other Operating and Performance Measures" and the financial statements and related notes included elsewhere in this report. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The following tables set forth information regarding KKR's operating results and certain key operating metrics as of and for the three months ended June 30, 2020 and 2019:

DISTRIBUTABLE REVENUES

	Three Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Distributable Revenues
Fees and Other, Net
Management Fees	$332,861	$303,016	$29,845
Transaction Fees	161,339	303,802	(142,463)
Monitoring Fees	26,902	26,424	478
Fee Credits	(75,111)	(105,554)	30,443
Total Fees and Other, Net	445,991	527,688	(81,697)

Realized Performance Income (Loss)
Carried Interest	345,665	211,919	133,746
Incentive Fees	9,733	21,764	(12,031)
Total Realized Performance Income (Loss)	355,398	233,683	121,715

Realized Investment Income (Loss)
Net Realized Gains (Losses)	36,536	75,093	(38,557)
Interest Income and Dividends	53,789	71,057	(17,268)
Total Realized Investment Income (Loss)	90,325	146,150	(55,825)

Total Distributable Revenues	$891,714	$907,521	$(15,807)

DISTRIBUTABLE EXPENSES

	Three Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Distributable Expenses
Compensation and Benefits (1)	$356,614	$363,029	$(6,415)
Occupancy and Related Charges	13,964	16,488	(2,524)
Other Operating Expenses	72,051	82,843	(10,792)
Total Distributable Expenses	$442,629	$462,360	$(19,731)

AFTER-TAX DISTRIBUTABLE EARNINGS

	Three Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
After-tax Distributable Earnings
(+) Total Distributable Revenues	$891,714	$907,521	$(15,807)
(-) Total Distributable Expenses	442,629	462,360	(19,731)
(=) Total Distributable Operating Earnings	449,085	445,161	3,924
(-) Interest Expense	50,784	46,859	3,925
(-) Preferred Dividends	8,341	8,341	—
(-) Income (Loss) Attributable to Noncontrolling Interests	1,002	1,864	(862)
(-) Income Taxes Paid	63,315	60,815	2,500
After-tax Distributable Earnings	$325,643	$327,282	$(1,639)

(1)	Includes equity-based compensation of $39.9 million and $48.6 million for the three months ended June 30, 2020 and 2019, respectively.

Distributable Revenues

The following sections discuss distributable revenues for each of our business lines on a disaggregated basis for the three months ended June 30, 2020 and 2019.

Private Markets

The following table presents Fees and Other, Net, and Realized Performance Income (Loss) in the Private Markets business line for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$223,221	$192,641	$30,580
Transaction Fees	85,478	136,296	(50,818)
Monitoring Fees	26,902	26,424	478
Fee Credits	(69,273)	(97,579)	28,306
Total Fees and Other, Net	$266,328	$257,782	$8,546

Realized Performance Income (Loss)
Carried Interest	$345,665	$202,019	$143,646
Incentive Fees	885	810	75
Total Realized Performance Income (Loss)	$346,550	$202,829	$143,721

Fees and Other, Net

The increase for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to an increase in management fees, partially offset by a decrease in transaction fees, net of associated fee credits.

The increase in management fees was primarily due to (i) management fees earned from Next Generation Technology Growth Fund II and Asia Pacific Infrastructure Investors, which entered their investment periods subsequent to June 30, 2019 and (ii) an increase in management fees from our European Fund V as a result of new capital raised. This increase was partially offset by decreases due to management fees calculated based on lower levels of invested capital primarily as a result of realizations at our European Fund IV.

The decrease in transaction fees was primarily attributable to a decrease in the average size and number of transaction fees earned. During the three months ended June 30, 2020, there were 18 transaction fee-generating investments that paid an average fee of $4.7 million compared to 21 transaction fee-generating investments that paid an average fee of $6.5 million during the three months ended June 30, 2019. For the three months ended June 30, 2020, approximately 61% of these transaction fees were paid by companies located in North America, 25% were paid from companies in the Asia-Pacific region, and 14% of these transaction fees were paid from companies located in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The decrease in fee credits is due primarily to a lower level of transaction fees which are shared with fund investors.

Realized Performance Income (Loss)

The following table presents realized carried interest by investment vehicle for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
	($ in thousands)
Global Infrastructure Investors II	$128,572	$—
European Fund IV	106,873	60,593
Global Infrastructure Investors	54,729	—
Asian Fund II	40,162	60,785
Co-Investment Vehicles and Other	11,313	10,316
2006 Fund	4,016	64
North America Fund XI	—	57,982
Asian Fund	—	10,000
China Growth fund	—	2,279
Total Realized Carried Interest (1)	$345,665	$202,019

(1)	The above table excludes any funds for which there was no realized carried interest during both of the periods presented.

Realized carried interest for the three months ended June 30, 2020 consisted primarily of realized gains from the strategic sales of Deutsche Glasfaser (telecom sector), LGC Science Group Limited (healthcare sector), and AlphaTheta Corporation (technology sector).

Realized carried interest for the three months ended June 30, 2019 consisted primarily of realized gains from the partial sales of Trainline PLC (LSE: TRN) and Internet Brands, Inc. (technology sector), and the sale of Qingdao Haier Co., Ltd (CH: 600690).

Public Markets

The following table presents Fees and Other, Net, and Realized Performance Income (Loss) in the Public Markets business line for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$109,640	$110,375	$(735)
Transaction Fees	6,423	8,472	(2,049)
Fee Credits	(5,838)	(7,975)	2,137
Total Fees and Other, Net	110,225	110,872	(647)

Realized Performance Income (Loss)
Carried Interest	—	9,900	(9,900)
Incentive Fees	8,848	20,954	(12,106)
Total Realized Performance Income (Loss)	$8,848	$30,854	$(22,006)
Fees and Other, Net
The decrease for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to a decrease in management fees.

The decrease in management fees was primarily attributable to a decrease in fees earned from our special situations strategy, partially offset by an increase in management fees earned from our private credit strategies and CLOs as a result of greater overall FPAUM.
The decrease in transaction fees was primarily attributable to a decrease in the number of transaction fees earned during the period. During the three months ended June 30, 2020, there were 6 transaction fee generating investments that paid an average fee of $1.0 million, compared to 13 transaction fee generating investments that paid an average fee of $0.6 million during the three months ended June 30, 2019. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. The decrease in fee credits is due primarily to a lower level of transaction fees which are shared with fund investors.
Realized Performance Income (Loss)
The decrease for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to a lower level of incentive fees earned from BDCs advised by FS/KKR Advisor, and no realized carried interest earned from our Public Markets investment funds during the three months ended June 30, 2020.
Capital Markets

The following table presents Transaction Fees in the Capital Markets business line for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Transaction Fees	$69,438	$159,034	$(89,596)

Transaction fees decreased due primarily to a decrease in both the size and number of capital markets transactions for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Overall, we completed 35 capital markets transactions for the three months ended June 30, 2020, of which 6 represented equity offerings and 29 represented debt offerings, as compared to 62 transactions for the three months ended June 30, 2019, of which 9 represented equity offerings and 53 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes. Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the three months ended June 30, 2020, approximately 25% of our transaction fees were earned from unaffiliated third parties as compared to approximately 12% for the three months ended June 30, 2019. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the three months ended June 30, 2020, approximately 41% of our transaction fees were generated outside of North America as compared to approximately 73% for the three months ended June 30, 2019. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate management or monitoring fees.

Principal Activities

The following table presents Realized Investment Income (Loss) in the Principal Activities business line for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses)	$36,536	$75,093	$(38,557)
Interest Income and Dividends	53,789	71,057	(17,268)
Total Realized Investment Income (Loss)	$90,325	$146,150	$(55,825)

Realized Investment Income (Loss)

The decrease in realized investment income for the three months ended June 30, 2020 compared to the prior period is primarily due to a lower level of net realized gains and a decrease in interest income and dividends. The amount of realized investment income (loss) depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
For the three months ended June 30, 2020, net realized gains were comprised of realized gains primarily from the sale of our Private Markets investments in Deutsche Glasfaser and LGC Science Group Limited, and the partial sale of our investment in BridgeBio Pharma, Inc. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on the partial sale of our investment in LCI Helicopters Limited and various alternative credit strategy investments.
For the three months ended June 30, 2019, net realized gains were comprised of realized gains primarily from the sale of our investment in GEG German Estate Group AG, and from the sale of Private Markets investments including the sales or partial sales of our investments in Trainline PLC, Housing Development Finance Corp. Ltd. (BSE: 500010), Internet Brands, Inc., and GetYourGuide AG. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on the sale of DoubleDutch Inc.
For the three months ended June 30, 2020, interest income and dividends were comprised of (i) $33.5 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our cash balances and investments held at our Capital Markets business line, and (ii) $20.3 million of dividend income from distributions received primarily through our real asset investments including our investment in KREF and our infrastructure investments.
For the three months ended June 30, 2019, interest income and dividends were comprised of (i) $46.1 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our India debt financing company and our cash balances and (ii) $25.0 million of dividend income from distributions received primarily through our real assets investments, including our real estate investment in KREF.
See "—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures."
Subsequent to June 30, 2020, we completed, or signed and expect to complete, sales, partial sales or secondary sales with respect to certain private equity portfolio companies and other investments that, if and when completed, are expected to result in realized performance income and realized investment income of approximately $250 million in the third quarter of 2020. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including but not limited to regulatory approvals; there can be no assurance if or when any of these transactions will be completed.
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

Following this acquisition, KKR's after-tax distributable earnings includes the net income (loss) from KKR Capstone within realized investment income (loss). For the quarter ended June 30, 2020, total fees attributable to KKR Capstone were $17.2 million and total expenses attributable to KKR Capstone were $14.0 million. For KKR Capstone-related adjustments in reconciling distributable revenues and distributable expenses to GAAP revenues and expenses, respectively, see "—Non-GAAP Balance Sheet Measures—Reconciliations to GAAP Measures".
Distributable Expenses
Compensation and Benefits

The decrease for the three months ended June 30, 2020 compared to the prior period was due primarily to lower compensation expense recorded in connection with the lower level of total distributable revenues. Equity-based compensation charges were lower compared to the prior period resulting from a decrease in the weighted average number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The decrease for the three months ended June 30, 2020 compared to the prior period is primarily due to a lower level of expenses that are creditable to our investment funds, in particular a lower level of broken-deal expenses as well as a decrease in travel related expenses as a result of the COVID-19 pandemic. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.
Other Components of After-tax Distributable Earnings
Interest Expense
For the three months ended June 30, 2020 and 2019, interest expense relates primarily to the senior notes outstanding for KKR and KFN. The increase in interest expense for the three months ended June 30, 2020 compared to the prior period is due primarily to the issuance of the $500 million aggregate principal amount of 3.625% Senior Notes due 2050 and the issuance of the $750 million aggregate principal amount of 3.750% Senior Notes due 2029 subsequent to June 30, 2019. This increase was partially offset by the redemption of our $500 million aggregate principal amount of 6.375% Senior Notes due 2020 in the third quarter of 2019.
Income Taxes Paid
The increase in income taxes paid is primarily due to a higher level of total distributable operating earnings.
After-tax Distributable Earnings

The decrease in after-tax distributable earnings for the three months ended June 30, 2020 compared to the prior period was due primarily to a decrease in distributable revenues and a higher level of interest expense and income taxes paid. This decreases was partially offset by lower distributable expenses in the current period compared to the prior period.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of June 30, 2020 and March 31, 2020:

	As of
	June 30, 2020	March 31, 2020	Change
	($ in thousands)
Assets Under Management	$221,756,700	$207,076,900	$14,679,800
Fee Paying Assets Under Management	$160,329,800	$159,056,200	$1,273,600
Uncalled Commitments	$66,818,800	$58,194,100	$8,624,700

The following table presents one of our key performance metrics for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$6,877,800	$7,354,100	$(476,300)

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from March 31, 2020 to June 30, 2020:

($ in thousands)
March 31, 2020	$114,112,000
New Capital Raised	10,257,000
Distributions and Other	(4,911,100)
Change in Value	5,370,300
June 30, 2020	$124,828,200

AUM for the Private Markets business line was $124.8 billion at June 30, 2020, an increase of $10.7 billion, compared to $114.1 billion at March 31, 2020.

The increase was primarily attributable to new capital raised primarily in Asian Fund IV, Asia Pacific Infrastructure Investors, and Property Partners Americas, and to a lesser extent, an increase in value of our Private Markets portfolio. These increases were partially offset by distributions to Private Markets fund investors, primarily as a result of realizations, most notably in Global Infrastructure Investors II, European Fund IV, Global Infrastructure Investors, and Asian Fund II.
The increase in the value of our Private Markets portfolio was driven primarily by net gains of $1.3 billion in Americas Fund XII, $0.9 billion in North America Fund XI, $0.4 billion in both European Fund IV and Asian Fund III, and $0.3 billion in both European Fund V and Global Infrastructure Investors II.

For the three months ended June 30, 2020, the value of our private equity investment portfolio increased 10.0%. This was comprised of a 10.1% increase in value of our privately held investments and a 9.1% increase in share prices of various publicly held or publicly indexed investments. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The most significant increase in value of our privately held investments related to Internet Brands, Inc., The Nature's Bounty Co. (consumer products sector), and MYOB Group Limited (technology sector). These increases in value were partially offset by decreases in value relating primarily to Envision Healthcare Corporation (healthcare sector), Apple Leisure Group (hotels/leisure sector), and Goodpack Limited (packaging sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced from the impact of COVID-19 on the economic outlook and overall market environment.

The most significant increases in share prices of various publicly held or publicly indexed investments were increases in Ingersoll Rand Inc. (NYSE: IR), Fiserv, Inc., and Focus Financial Partners, LLC (NASDAQ: FOCS).

For the three months ended June 30, 2019, the value of our private equity investment portfolio increased 6.4%. This was comprised of an 8.8% increase in the share prices of various publicly held or publicly indexed investments and a 5.3% increase in value of our privately held investments.

The most significant increases in share prices of various publicly held or publicly indexed investments were increases in Trainline PLC, Gardner Denver Holdings, Inc. (renamed Ingersoll Rand Inc. in connection with the merger transaction with Ingersoll Rand Inc.), and BrightView Holdings Inc. (NYSE: BV). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were decreases in Focus Financial Partners, LLC, PRA Health Sciences, Inc. (NASDAQ: PRAH), and Bharti Infratel Limited (BSE: 534816).
The most significant increases in value of our privately held investments related to KCF Technologies Co. Ltd. (industrial sector), Kokusai Electric Corporation (manufacturing sector), and Internet Brands, Inc. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Envision Healthcare Corporation, Academy Ltd. (retail sector), and Westbrick Energy Ltd. (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables, and with respect to KCF Technologies Co. Ltd. and Kokusai Electric Corporation, increases in valuation reflecting agreements to exit these investments. The consummation of such exits are subject to the satisfaction or waiver of closing conditions, the satisfaction or waiver of which cannot be guaranteed. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.
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
Public Markets
The following table reflects the changes in our Public Markets AUM from March 31, 2020 to June 30, 2020:

($ in thousands)
March 31, 2020	$92,964,900
New Capital Raised	6,173,500
Distributions and Other	(1,149,900)
Redemptions	(3,052,300)
Change in Value	1,992,300
June 30, 2020	$96,928,500
AUM in our Public Markets business line totaled $96.9 billion at June 30, 2020, an increase of $3.9 billion compared to $93.0 billion at March 31, 2020. The increase was primarily due to (i) new capital raised across multiple strategies in our Public Markets portfolio, and (ii) to a lesser extent, an increase in the value of our Public Markets portfolio. Partially offsetting these increases were redemptions, primarily in our hedge fund partnerships, and distributions to Public Markets fund investors.

The increase in new capital raised came from multiple strategies, most notably $2.8 billion in other alternative credit strategies, $1.4 billion in our hedge fund partnerships, $1.1 billion in certain leveraged credit strategies, and $0.9 billion in CLOs.

The increase in the value of our Public Markets portfolio was driven primarily by net gains of $1.9 billion in certain leveraged credit strategies and $0.3 billion in our hedge fund partnerships, partially offset by a decrease of $0.3 billion at our

BDCs. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from March 31, 2020 to June 30, 2020:

($ in thousands)
March 31, 2020	$77,566,400
New Capital Raised	2,102,900
Distributions and Other	(2,892,100)
Change in Value	578,900
June 30, 2020	$77,356,100

FPAUM in our Private Markets business line was $77.4 billion at June 30, 2020, a decrease of $0.2 billion, compared to $77.6 billion at March 31, 2020.

The decrease was primarily attributable to distributions relating to realizations of $1.6 billion in Global Infrastructure Investors II, $0.6 billion in Global Infrastructure Investors, and $0.3 billion in European Fund IV. These decreases were partially offset by new capital raised of $0.8 billion in Asia Pacific Infrastructure, $0.3 billion in Asian Fund II, and $0.2 billion in Property Partners America, and to a lesser extent, increases in the value of our infrastructure funds that are in their post-investment periods when their fee is relevant to net asset value.

Uncalled capital commitments from Private Markets investment funds from which KKR is currently not earning management fees amounted to approximately $19.8 billion at June 30, 2020, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.3%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Public Markets
The following table reflects the changes in our Public Markets FPAUM from March 31, 2020 to June 30, 2020:

($ in thousands)
March 31, 2020	$81,489,800
New Capital Raised	4,219,300
Distributions and Other	(2,305,000)
Redemptions	(2,409,200)
Change in Value	1,978,800
June 30, 2020	$82,973,700

FPAUM in our Public Markets business line was $83.0 billion at June 30, 2020, an increase of $1.5 billion, compared to $81.5 billion at March 31, 2020. The increase was primarily due to (i) new capital raised across multiple strategies in our Public Markets portfolio, and (ii) to a lesser extent, an increase in the value of our Public Markets portfolio. Partially offsetting these increases were redemptions primarily in our hedge fund partnerships, and distributions to Public Markets fund investors.

The increase in new capital raised came from multiple strategies, most notably $1.4 billion in our hedge fund partnerships, $1.1 billion in certain leveraged credit strategies, $0.9 billion in CLOs, and $0.8 billion in other alternative credit strategies.

The increase in the value of our Public Markets portfolio was driven primarily by net gains of $1.8 billion in certain leveraged credit strategies and $0.3 billion in our hedge fund partnerships, partially offset by a decrease of $0.3 billion at the BDCs. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Uncalled capital commitments from Public Markets investment funds from which KKR is currently not earning management fees amounted to approximately $8.2 billion at June 30, 2020. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.9%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Uncalled Commitments

Private Markets

As of June 30, 2020, our Private Markets business line had $55.4 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $48.9 billion as of March 31, 2020. The net increase was primarily attributable to new capital raised, which was partially offset by capital called from fund investors to make investments, during the period. See "—Analysis of Non-GAAP Operating Results—Other Operating and Performance Measures—Assets Under Management—Private Markets" for a detailed discussion on new capital raised for the three months ended June 30, 2020.

Public Markets

As of June 30, 2020, our Public Markets business line had $11.4 billion of remaining uncalled capital commitments that could be called for investments in new transactions, as compared to $9.3 billion as of March 31, 2020. The net increase was primarily attributable to new capital raised in various leveraged credit and alternative credit strategies, partially offset by capital called from fund investors to make investments.

Capital Invested and Syndicated Capital
Private Markets Capital Invested
For the three months ended June 30, 2020, Private Markets had $5.5 billion of capital invested as compared to $4.0 billion for the three months ended June 30, 2019. The increase was driven primarily by a $1.8 billion increase in capital invested in our private equity strategies (including core, growth equity, and impact investments) partially offset by a $0.3 billion decrease in capital invested in our real asset strategies. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the three months ended June 30, 2020, 52% of capital deployed in private equity, which includes core, growth equity, and impact investments, was in transactions in North America, 27% was in the Asia Pacific region, and 21% was in Europe.
Public Markets Capital Invested
For the three months ended June 30, 2020, Public Markets had $1.2 billion of capital invested as compared to $1.8 billion for the three months ended June 30, 2019. The decrease was primarily due to a lower level of capital deployed in our direct lending and private opportunistic credit strategies, partially offset by a higher level of capital deployed in our special situations strategies. During the three months ended June 30, 2020, 69% of capital deployed was in transactions in North America and 31% was in Europe.
Capital Markets Syndicated Capital
For the three months ended June 30, 2020, Capital Markets syndicated $0.2 billion of capital as compared to $1.6 billion for the three months ended June 30, 2019. The decrease was primarily due to a decrease in the size and number of syndication transactions in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Overall, we completed four syndication transactions for the three months ended June 30, 2020 as compared to ten syndications for the three months ended June 30, 2019. The size and frequency of syndication transactions depend in large part on market conditions and other factors that are unpredictable and outside our control, which may negatively impact the fees generated by our capital markets business from syndication transactions.

The following tables set forth information regarding KKR's operating results and certain key operating metrics as of and for the six months ended June 30, 2020 and 2019.

DISTRIBUTABLE REVENUES

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Distributable Revenues
Fees and Other, Net
Management Fees	$664,619	$595,312	$69,307
Transaction Fees	259,759	490,529	(230,770)
Monitoring Fees	58,051	52,075	5,976
Fee Credits	(110,725)	(212,970)	102,245
Total Fees and Other, Net	871,704	924,946	(53,242)

Realized Performance Income (Loss)
Carried Interest	706,996	542,264	164,732
Incentive Fees	20,690	41,301	(20,611)
Total Realized Performance Income (Loss)	727,686	583,565	144,121

Realized Investment Income (Loss)
Net Realized Gains (Losses)	43,206	119,805	(76,599)
Interest Income and Dividends	192,283	129,264	63,019
Total Realized Investment Income (Loss)	235,489	249,069	(13,580)

Total Distributable Revenues	$1,834,879	$1,757,580	$77,299

DISTRIBUTABLE EXPENSES

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Distributable Expenses
Compensation and Benefits (1)	$733,844	$703,315	$30,529
Occupancy and Related Charges	28,078	30,445	(2,367)
Other Operating Expenses	151,679	157,753	(6,074)
Total Distributable Expenses	$913,601	$891,513	$22,088

AFTER-TAX DISTRIBUTABLE EARNINGS

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
After-tax Distributable Earnings
(+) Total Distributable Revenues	$1,834,879	$1,757,580	$77,299
(-) Total Distributable Expenses	913,601	891,513	22,088
(=) Total Distributable Operating Earnings	921,278	866,067	55,211
(-) Interest Expense	98,218	90,989	7,229
(-) Preferred Dividends	16,682	16,682	—
(-) Income (Loss) Attributable to Noncontrolling Interests	2,091	2,223	(132)
(-) Income Taxes Paid	123,350	114,808	8,542
After-tax Distributable Earnings	$680,937	$641,365	$39,572

(1)	Includes equity-based compensation of $90.9 million and $103.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

Distributable Revenues

The following sections discuss distributable revenues for each of our business lines on a disaggregated basis for the six months ended June 30, 2020 and 2019.

Private Markets

The following table presents Fees and Other, Net and Realized Performance Income (Loss) in the Private Markets business line for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$440,481	$375,862	$64,619
Transaction Fees	102,346	235,313	(132,967)
Monitoring Fees	58,051	52,075	5,976
Fee Credits	(84,752)	(179,921)	95,169
Total Fees and Other, Net	$516,126	$483,329	$32,797

Realized Performance Income (Loss)
Carried Interest	$671,356	$532,364	$138,992
Incentive Fees	2,022	1,485	537
Total Realized Performance Income (Loss)	$673,378	$533,849	$139,529

Fees and Other, Net

The increase for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to an increase in management fees, partially offset by a decrease in transaction fees, net of associated fee credits.

The increase in management fees was primarily due to (i) management fees earned from new capital raised in European Fund V and Global Impact Fund, and (ii) management fees earned from Next Generation Technology Growth Fund II and Asia Pacific Infrastructure Investors which entered their investment periods subsequent to June 30, 2019. This increase was partially offset by decreases due to lower management fees calculated based on lower levels of invested capital as a result of realizations primarily in European Fund IV.

The decrease in transaction fees was primarily attributable to a decrease in the number and size of transaction fee generating investments. During the six months ended June 30, 2020, there were 29 transaction fee-generating investments that paid an average fee of $3.5 million compared to 36 transaction fee-generating investments that paid an average fee of $6.5 million during the six months ended June 30, 2019. For the six months ended June 30, 2020, approximately 64% of these transaction fees were paid by companies located in the North America, 23% were paid from companies in Asia-Pacific region, and 13% were paid by companies located in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The decrease in fee credits is due primarily to a lower level of transaction fees which are shared with fund investors.

Realized Performance Income (Loss)

The following table presents realized carried interest by investment vehicle for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020	June 30, 2019
	($ in thousands)
North America Fund XI	$122,395	$244,692
Global Infrastructure Investors II	148,882	—
European Fund IV	106,873	60,593
2006 Fund	57,709	28,711
Asian Fund II	60,647	60,785
Core Investment Vehicles	57,484	14,449
Global Infrastructure Investors	54,729	—
Asian Fund III	46,347	—
Co-Investment Vehicles and Other	11,313	48,653
Real Estate Partners Americas	4,977	2,785
European Fund III	—	58,505
Asian Fund	—	10,912
China Growth Fund	—	2,279
Total Realized Carried Interest (1)	$671,356	$532,364

(1)	The above table excludes any funds for which there was no realized carried interest during both of the periods presented.

Realized carried interest for the six months ended June 30, 2020 consisted primarily of realized gains from the strategic sales of Deutsche Glasfaser, Privilege Underwriters, Inc. (financial services sector), LGC Science Group Limited, AlphaTheta Corporation, KCF Technologies Inc., realized performance income from our core investment vehicles, and dividends received from our investment in Fiserv, Inc.

Realized carried interest for the six months ended June 30, 2019 consisted primarily of realized gains from the sale of Sedgwick Claims Management Services, Inc. and Qingdao Haier Co., Ltd, and the partial sale of Trainline PLC and Internet Brands, Inc.
Public Markets
The following table presents Fees and Other, Net and Realized Performance Income (Loss) in the Public Markets business line for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$224,138	$219,450	$4,688
Transaction Fees	27,792	35,928	(8,136)
Fee Credits	(25,973)	(33,049)	7,076
Total Fees and Other, Net	225,957	222,329	3,628

Realized Performance Income (Loss)
Carried Interest	35,640	9,900	25,740
Incentive Fees	18,668	39,816	(21,148)
Total Realized Performance Income (Loss)	$54,308	$49,716	$4,592

Fees and Other, Net
The increase for the six months ended June 30, 2020 was primarily due to an increase in management fees partially offset by a decrease in transaction fees, net of associated fee credits.
The increase in management fees was primarily due to increased fees from our direct lending strategies, various leveraged credit strategies, and CLOs as a result of greater overall FPAUM, partially offset by a lower level of management fees earned in certain alternative credit strategies, most notably special situations.
The decrease in transaction fees was primarily attributable to a decrease in the number of transaction fee-generating investments during the period. During the six months ended June 30, 2020, there were 17 transaction fee-generating investments that paid an average fee of $1.6 million compared to 24 transaction fee-generating investments that paid an average fee of $1.5 million during the six months ended June 30, 2019.
Realized Performance Income (Loss)
The increase for the six months ended June 30, 2020 compared to the prior period was primarily attributable to an increased level of realized carried interest earned in certain of our alternative credit funds, partially offset by a lower level of incentive fees earned from BDCs advised by FS/KKR Advisor.
Capital Markets
The following table presents Transaction Fees in the Capital Markets business line for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Transaction Fees	$129,621	$219,288	$(89,667)
Transaction fees decreased due primarily to a decrease in both the size and number of capital markets transactions for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. Overall, we completed 78 capital markets transactions for the six months ended June 30, 2020, of which 9 represented equity offerings and 69 represented debt offerings, as compared to 103 transactions for the six months ended June 30, 2019, of which 15 represented equity offerings and 88 represented debt offerings. Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the six months ended June 30, 2020, approximately 37% of our transaction fees were earned from unaffiliated third parties as compared to approximately 24% for the six months ended June 30, 2019. Our transaction fees are comprised of fees earned from North America, Europe and Asia-Pacific. For the six months ended June 30, 2020, approximately 36% of our transaction fees were generated outside of North America as compared to approximately 61% for the six months ended June 30, 2019. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our Capital Markets business line does not generate management or monitoring fees.
Principal Activities
The following table presents Realized Investment Income (Loss) in the Principal Activities business line for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses)	$43,206	$119,805	$(76,599)
Interest Income and Dividends	192,283	129,264	63,019
Total Realized Investment Income (Loss)	$235,489	$249,069	$(13,580)

Realized Investment Income (Loss)
The decrease in realized investment income for the six months ended June 30, 2020 compared to the prior period is primarily due to a decreased level of net realized gains and interest income, partially offset by an increase in dividends for the six months ended June 30, 2020 compared to the prior period. The amount of realized investment income (loss) depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
For the six months ended June 30, 2020, net realized gains were comprised of realized gains primarily from the sale of our Private Markets investments in Deutsche Glasfaser and LGC Science Group Limited and the partial sale in BridgeBio Pharma, Inc. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on the partial sale of our investment in LCI Helicopters Limited and the sale of General Healthcare Group (healthcare sector) as well as various other alternative credit strategy investments.
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
For the six months ended June 30, 2020, interest income and dividends were comprised of (i) $62.5 million of dividend income from our investment in Fiserv, Inc., (ii) $59.2 million of dividend income from distributions received primarily through our real assets investments, including our real estate investment in KREF and our infrastructure investments and (iii) $70.6 million of interest income which consists primarily of interest that is received from our Public Markets investments, including CLOs and other credit investments, and to a lesser extent our cash balances and investments held at our Capital Markets business line.
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
Following this acquisition, KKR's after-tax distributable earnings includes the net income (loss) from KKR Capstone within realized investment income (loss). For the six months ended June 30, 2020, total fees attributable to KKR Capstone were $38.1 million and total expenses attributable to KKR Capstone were $31.8 million. For KKR Capstone-related adjustments in reconciling distributable revenues and distributable expenses to GAAP revenues and expenses, respectively, see "—Non-GAAP Balance Sheet Measures—Reconciliations to GAAP Measures".
Distributable Expenses

Compensation and Benefits

The increase for the six months ended June 30, 2020 compared to the prior period was due primarily to higher compensation expense recorded in connection with the higher level of distributable revenues. Equity-based compensation charges were lower compared to the prior period resulting from a decrease in the weighted average number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The decrease for the six months ended June 30, 2020 compared to the prior period is primarily due to a lower level of expenses that are creditable to our investment funds, in particular a lower level of broken-deal expenses as well as a decrease in travel related expenses as a result of the COVID-19 pandemic, partially offset by a higher level of professional fees in connection with the growth of the firm. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Other Components of After-tax Distributable Earnings

Interest Expense

For the six months ended June 30, 2020 and 2019, interest expense relates primarily to the senior notes outstanding for KKR and KFN. The increase in interest expense for the six months ended June 30, 2020 compared to the prior period is due primarily to (i) the issuance of the $500 million aggregate principal amount of 3.625% Senior Notes due 2050 and the issuance of the $750 million aggregate principal amount of 3.750% Senior Notes due 2029 subsequent to June 30, 2019 and (ii) the issuance of the €650 million aggregate principal amount of 1.625% Senior Notes due 2029 in the second quarter of 2019. These increases were partially offset by the redemption of our $500 million aggregate principal amount of 6.375% Senior Notes due 2020 in the third quarter of 2019.
Income Taxes Paid
The increase in income taxes paid is primarily due to a higher level of total distributable operating earnings.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the six months ended June 30, 2020 compared to the prior period was due primarily to a higher level of distributable revenues, partially offset by an increase in distributable expenses, interest expense and income taxes paid.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019	Change
	($ in thousands)
Assets Under Management	$221,756,700	$218,355,100	$3,401,600
Fee Paying Assets Under Management	$160,329,800	$161,209,800	$(880,000)
Uncalled Commitments	$66,818,800	$56,920,600	$9,898,200

The following table presents one of our key performance metrics for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$12,039,900	$13,179,100	$(1,139,200)

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2019 to June 30, 2020:

($ in thousands)
December 31, 2019	$119,274,700
New Capital Raised	14,439,000
Distributions and Other	(7,806,800)
Change in Value	(1,078,700)
June 30, 2020	$124,828,200

AUM for the Private Markets business line was $124.8 billion at June 30, 2020, an increase of $5.5 billion, compared to $119.3 billion at December 31, 2019.

The increase was primarily attributable to new capital raised primarily in Asian Fund IV, Property Partners America, and Asia Pacific Infrastructure Investors. This increase was partially offset by distributions to Private Markets fund investors primarily as a result of realizations, most notably in Global Infrastructure Investors II, North America Fund XI, European Fund IV, Global Infrastructure Investors, and Asian Fund II and to a lesser extent, a decrease in the value of our Private Markets portfolio.
The decrease in the value of our Private Markets portfolio was driven primarily by net losses of $1.1 billion in our 2006 Fund, $0.7 billion in Asian Fund II, $0.4 billion in North America Fund XI and $0.4 billion in our energy funds. These net losses were partially offset by net gains of $0.9 billion in Global Infrastructure Investors II and $0.8 billion in Americas Fund XII.
For the six months ended June 30, 2020, the value of our private equity investment portfolio decreased 3.2%. This was comprised of a 17.1% decrease in share prices of various publicly held or publicly indexed investments and a 1.0% increase in value of our privately held investments. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.
The most significant decreases in share prices of various publicly held or publicly indexed investments were decreases in Fiserv, Inc., Ingersoll Rand Inc., and Laureate Education, Inc. (NASDAQ: LAUR). These decreases were partially offset by increases in share prices of various publicly held investments, the most significant of which were increases in Fujian Sunner Development Co. (CH Equity: 002299) and Focus Financial Partners, LLC.
The most significant increases in value of our privately held investments related to increases in Internet Brands, Inc., AppLovin Corporation (technology sector), BrightSpring Health Services (health care sector), and The Nature's Bounty Co. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Magneti Marelli (industrial sector), oil and gas assets held in our energy income and growth portfolio, Envision Healthcare Corporation, and Apple Leisure Group. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to an increase in the value of market comparables and to a lesser extent individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook, both influenced by the impact of COVID-19 on the economic outlook and overall market environment.
For the six months ended June 30, 2019, the value of our private equity investment portfolio increased 17.6%. This was comprised of a 41.7% increase in share prices of various publicly held or publicly indexed investments and a 10.6% increase in value of our privately held investments.
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
The most significant increases in value of our privately held investments related to increases in KCF Technologies Co. Ltd., Kokusai Electric Corporation, AppLovin Corporation, and KKR Debt Investors 2006 S.à.r.l. (financial services sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Envision Healthcare Corporation and Academy Ltd. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables, and with respect to KCF Technologies Co. Ltd. and Kokusai Electric Corporation, increases in valuation reflecting agreements to exit these investments. The consummation of such exits are subject to the satisfaction or waiver of closing conditions, the satisfaction or waiver of which cannot be guaranteed. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Public Markets
The following table reflects the changes in our Public Markets AUM from December 31, 2019 to June 30, 2020:

($ in thousands)
December 31, 2019	$99,080,400
New Capital Raised	9,082,700
Distributions and Other	(1,620,500)
Redemptions	(4,546,600)
Change in Value	(5,067,500)
June 30, 2020	$96,928,500

AUM in our Public Markets business line totaled $96.9 billion at June 30, 2020, a decrease of $2.2 billion compared to AUM of $99.1 billion at December 31, 2019.

The decrease was primarily attributable to a (i) decrease in value across our alternative and leveraged credit strategies and our BDCs and (ii) redemptions and distributions from our hedge fund partnerships and alternative and leveraged credit investment vehicles. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations. These decreases were partially offset by new capital raised related to multiple strategies, most notably $3.1 billion in alternative credit strategies, $2.4 billion in our hedge fund partnerships, $2.0 billion in certain leveraged credit strategies, and $1.3 billion in CLOs.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2019 to June 30, 2020:

($ in thousands)
December 31, 2019	$76,918,100
New Capital Raised	3,403,100
Distributions and Other	(3,975,600)
Change in Value	1,010,500
June 30, 2020	$77,356,100

FPAUM in our Private Markets business line was $77.4 billion at June 30, 2020, an increase of $0.5 billion, compared to $76.9 billion at December 31, 2019.

The increase was primarily attributable to new capital raised of $1.1 billion in Asia Pacific Infrastructure Investors, $0.9 billion in private markets separately managed accounts, and $0.3 billion in each of Asian Fund II, and Real Estate Partners Europe II, and to a lesser extent, increases in the value of certain infrastructure funds, which are in their post investment periods and their fee is based on net asset value. These increases were partially offset by distributions primarily relating to realizations of $1.8 billion in Global Infrastructure Investors II, $0.6 billion in Global Infrastructure Investors, $0.4 billion in North America Fund XI, and $0.3 billion in each of European Fund IV, Asian Fund II, and 2006 Fund.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from December 31, 2019 to June 30, 2020:

($ in thousands)
December 31, 2019	$84,291,700
New Capital Raised	8,190,700
Distributions and Other	(2,794,700)
Redemptions	(3,787,500)
Change in Value	(2,926,500)
June 30, 2020	$82,973,700

FPAUM in our Public Markets business line was $83.0 billion at June 30, 2020, a decrease of $1.3 billion compared to $84.3 billion at December 31, 2019.

The decrease was primarily due to redemptions and distributions from our hedge fund partnerships and alternative and leveraged credit investment vehicles and (ii) a net decrease in value of our Public Markets portfolio, primarily in our BDCs and certain leveraged credit strategies. These decreases were partially offset by new capital raised related to multiple strategies, most notably $2.4 billion in our hedge fund partnerships, $2.2 billion in certain leveraged credit strategies, $2.0 billion in alternative credit strategies, and $1.3 billion in CLOs. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Uncalled Commitments
Private Markets
As of June 30, 2020, our Private Markets business line had $55.4 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $46.8 billion as of December 31, 2019. The net increase was primarily attributable to new capital raised, which was partially offset by capital called from fund investors to make investments, during the period. See "—Analysis of Non-GAAP Operating Results—Other Operating and Performance Measures—Assets Under Management—Private Markets" for a detailed discussion on new capital raised for the six months ended June 30, 2020.
Public Markets
As of June 30, 2020, our Public Markets business line had $11.4 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $10.1 billion as of December 31, 2019. The net increase is due to new capital raised primarily in various leveraged credit and alternative credit strategies, partially offset by capital called from fund investors to make investments during the period.
Capital Invested and Syndicated Capital
Private Markets Capital Invested
For the six months ended June 30, 2020, Private Markets had $6.9 billion of capital invested as compared to $7.3 billion for the six months ended June 30, 2019. The decrease was driven primarily by a $0.5 billion decrease in capital invested in our real assets platforms, partially offset by a $0.1 billion increase in capital invested in our private equity platform (including core, growth equity, and impact investments). Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods. During the six months ended June 30, 2020, 55% of capital deployed in private equity, which includes core, growth equity and impact investments, was in transactions in North America, 26% in the Asia-Pacific region, and 19% was in Europe.

Public Markets Capital Invested
For the six months ended June 30, 2020, Public Markets had $4.8 billion of capital invested as compared to $4.0 billion for the six months ended June 30, 2019. The increase was primarily due to a higher level of capital deployed in our special situations and direct lending strategies, partially offset by a lower level of capital deployed in our private opportunistic credit strategies. During the six months ended June 30, 2020, 68% of capital deployed was in transactions in North America and 32% was in Europe.
Capital Markets Syndicated Capital
For the six months ended June 30, 2020, Capital Markets syndicated $0.3 billion of capital as compared to $1.9 billion for the six months ended June 30, 2019. The decrease was primarily due to a decrease in the size and number of syndication transactions in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Overall, we completed six syndication transactions for the six months ended June 30, 2020 as compared to 15 syndications for the six months ended June 30, 2019. The size and frequency of syndication transactions depend in large part on market conditions and other factors that are unpredictable and outside our control, which may negatively impact the fees generated by our capital markets business from syndication transactions.

Non-GAAP Balance Sheet Measures
The following tables present information with respect to our book assets, book liabilities, and book value as of June 30, 2020 and December 31, 2019:

BOOK ASSETS

	As of
	June 30, 2020	December 31, 2019
	($ in thousands)
Book Assets
Cash and Short-term Investments	$3,022,903	$2,783,905
Investments	12,492,986	13,026,387
Net Unrealized Carried Interest (1)	1,305,013	1,982,251
Tax Assets	364,689	111,719
Other Assets (2)	4,101,168	3,716,189
Total Book Assets	$21,286,759	$21,620,451

BOOK LIABILITIES

	As of
	June 30, 2020	December 31, 2019
	($ in thousands)
Book Liabilities
Debt Obligations - KKR (ex-KFN)	$3,856,261	$3,097,460
Debt Obligations - KFN	948,517	948,517
Tax Liabilities	250,513	169,997
Other Liabilities	715,153	514,236
Total Book Liabilities	$5,770,444	$4,730,210

BOOK VALUE

	As of
	June 30, 2020	December 31, 2019
	($ in thousands)
Book Value
(+) Total Book Assets	$21,286,759	$21,620,451
(-) Total Book Liabilities	5,770,444	4,730,210
(-) Noncontrolling Interests	28,222	26,291
(-) Preferred Stock	500,000	500,000
Book Value	$14,988,093	$16,363,950

Book Value Per Adjusted Share	$17.73	$19.24
Adjusted Shares	845,119,364	850,388,924

(1)	The following table provides net unrealized carried interest by business line:

	As of
	June 30, 2020	December 31, 2019
Private Markets Business Line	$1,299,877	$1,832,581
Public Markets Business Line	5,136	149,670
Total	$1,305,013	$1,982,251

(2)	Other Assets include KKR's ownership interest in FS/KKR Advisor and minority ownership interests in hedge fund partnerships.
Book Value Per Adjusted Share
Book value per adjusted share decreased 7.9% from December 31, 2019. This decrease was due primarily to a broad-based decrease in the value of KKR's investment portfolio, including investments held by KKR as well as investments held through investment funds, such as KKR's private equity funds, where KKR is entitled to earn carried interest and to a lesser extent the payment of dividends during the six months ended June 30, 2020. The decrease was partially offset by approximately $680.9 million of after-tax distributable earnings during the first six months of 2020. For the six months ended June 30, 2020, the value of KKR's balance sheet portfolio, on a non-GAAP basis, decreased 6.8% and KKR's overall private equity portfolio decreased 3.2%. The decreases in KKR's balance sheet portfolio and net unrealized carried interest was primarily due to mark-to-market net losses in our portfolio companies. For a further discussion, see "—Consolidated Results of Operations—Unrealized Gains and Losses from Investment Activities" and "—Analysis of Non-GAAP Operating Results—Distributable Revenues—Principal Activities." For a discussion of the changes in KKR's private equity portfolio, see "—Analysis of Non-GAAP Operating Results—Other Operating and Performance Measures—AUM." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Operating Results" and for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations, see "—Business Environment."

The following table presents the holdings of our investments by asset class as of June 30, 2020. To the extent investments in our book assets are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs. For example, we recognized net unrealized losses in our credit investment portfolio at our India debt finance company. As of June 30, 2020, KKR’s 51% interest in our India debt finance company had a cost basis of approximately $201 million, comprised of invested capital of $100 million plus reinvested earnings. If the value of our 51% investment is ultimately realized at the current carrying value of $82 million, future realized investment losses of approximately $119 million would be recognized based on valuations as of June 30, 2020, which would reduce after-tax distributable earnings in future periods.

	As of June 30, 2020
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Funds / SMAs	$3,737,951	$5,113,700	40.9%
Private Equity Co-Investments and Other Equity	2,505,484	3,590,582	28.7%
Private Equity Total	6,243,435	8,704,282	69.7%

Energy	768,410	576,421	4.6%
Real Estate	1,008,787	961,624	7.7%
Infrastructure	493,723	538,936	4.3%
Real Assets Total	2,270,920	2,076,981	16.6%

Special Situations	613,947	363,775	2.9%
Private Credit	186,024	142,654	1.1%
Alternative Credit Total	799,971	506,429	4.1%
CLOs	867,218	573,763	4.6%
Other Credit	159,490	149,867	1.2%
Credit Total	1,826,679	1,230,059	9.9%

Other	885,935	481,664	3.8%

Total Investments	$11,226,969	$12,492,986	100.0%

	As of June 30, 2020
Significant Investments: (2)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
Fiserv, Inc. (NASDAQ: FISV)	$794,978	$1,458,471	11.7%
USI, Inc.	531,425	831,492	6.7%
BridgeBio Pharma, Inc. (NASDAQ: BBIO)	70,919	446,807	3.6%
PetVet Care Centers, LLC	243,188	437,739	3.5%
Heartland Dental LLC	302,255	423,157	3.4%
Total Significant Investments	1,942,765	3,597,666	28.9%

Other Investments	9,284,204	8,895,320	71.1%
Total Investments	$11,226,969	$12,492,986	100.0%

(1)
Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority ownership of subsidiaries that operate KKR's asset management and other businesses, including the general partner interests of KKR's investment funds.

(2)
The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their fair values as of June 30, 2020. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

Reconciliations to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP information for the three and six months ended June 30, 2020 and 2019:
Revenues

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in thousands)
Total GAAP Revenues	$1,331,994	$1,179,864	$330,489	$2,367,344
(+) Management Fees - Consolidated Funds and Other	122,740	117,596	241,522	239,545
(-) Fee Credits - Consolidated Funds	14,240	13,692	14,467	17,631
(-) Capital Allocation-Based Income (Loss) (GAAP)	938,521	660,423	(443,556)	1,475,355
(+) Realized Carried Interest	345,665	211,919	706,996	542,264
(+) Realized Investment Income (Loss)	90,325	146,150	235,489	249,069
(-) Revenue Earned by Other Consolidated Entities	1,052	31,152	14,367	60,855
(-) Capstone Fees	17,195	—	38,113	—
(-) Expense Reimbursements	28,002	42,741	56,226	86,801
Total Distributable Revenues	$891,714	$907,521	$1,834,879	$1,757,580
Expenses

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in thousands)
Total GAAP Expenses	$757,068	$808,811	$660,376	$1,537,578
(-) Equity-based and Other Compensation - KKR Holdings L.P.	21,098	22,803	41,794	46,546
(-) Unrealized Performance Income Compensation	199,375	210,020	(476,499)	369,900
(-) Amortization of Intangibles	379	383	759	918
(-) Reimbursable Expenses	38,020	49,694	72,982	101,726
(-) Expenses relating to Other Consolidated Entities	35,457	49,197	55,458	101,015
(-) Capstone Expenses	14,048	—	31,845	—
(+) Other	(6,062)	(14,354)	(20,436)	(25,960)
Total Distributable Expenses	$442,629	$462,360	$913,601	$891,513

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in thousands)		($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$698,628	$514,393	$(590,237)	$1,215,371
(+) Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	462,410	361,228	(389,784)	842,596
(+) Equity-based and Other Compensation - KKR Holdings L.P.	21,098	22,803	41,794	45,921
(+) Amortization of Intangibles and Other, net	58,469	25,380	(3,757)	81,533
(+) Non-recurring Costs (1)	88,322	—	88,322	—
(-) Net Unrealized Carried Interest	478,027	509,319	(1,181,913)	910,931
(-) Net Unrealized Gains (Losses)	867,581	401,807	(1,106,950)	1,221,209
(+) Unrealized Performance Income Compensation	199,375	210,020	(476,499)	369,900
(+) Income Tax Expense (Benefit)	206,264	165,399	(154,415)	332,992
(-) Income Taxes Paid	63,315	60,815	123,350	114,808
After-tax Distributable Earnings	$325,643	$327,282	$680,937	$641,365

(1)	Represents an impairment charge taken on one of our equity method investments for the three and six months ended June 30, 2020.

The following tables provide reconciliations of certain of KKR's GAAP Consolidated Statements of Financial Condition measures to our non-GAAP balance sheet measures as of June 30, 2020 and December 31, 2019:
Assets

	As of
	June 30, 2020	December 31, 2019
Total GAAP Assets	$62,110,382	$60,899,319
(-) Impact of Consolidation of Funds and Other Entities	39,268,849	37,453,629
(-) Carry Pool Reclassification	974,567	1,448,879
(-) Other Reclassifications	580,207	376,360
Total Book Assets	$21,286,759	$21,620,451
Liabilities

	As of
	June 30, 2020	December 31, 2019
Total GAAP Liabilities	$32,715,720	$30,396,945
(-) Impact of Consolidation of Funds and Other Entities	25,390,502	23,841,496
(-) Carry Pool Reclassification	974,567	1,448,879
(-) Other Reclassifications	580,207	376,360
Total Book Liabilities	$5,770,444	$4,730,210

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	June 30, 2020	December 31, 2019
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	$9,472,314	$10,324,936
(+) Impact of Consolidation of Funds and Other Entities	311,381	327,826
(-) Other Reclassifications	17,446	17,446
(+) Noncontrolling Interests Held by KKR Holdings L.P.	5,221,844	5,728,634
Book Value	$14,988,093	$16,363,950

The following table provides reconciliations of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	June 30, 2020	December 31, 2019
GAAP Shares of Common Stock Outstanding	559,140,869	560,007,579
Adjustments:
KKR Holdings Units (1)	285,978,495	290,381,345
Adjusted Shares (2)	845,119,364	850,388,924

Unvested Shares of Common Stock (3)	15,739,887	22,712,604

(1)	Common stock that may be issued by KKR & Co. Inc. upon exchange of units in KKR Holdings for shares of common stock.

(2)	Amounts exclude unvested equity awards granted under our Equity Incentive Plans.

(3)
Represents equity awards granted under our Equity Incentive Plans. The issuance of common stock of KKR & Co. Inc. pursuant to awards under our Equity Incentive Plans dilutes KKR common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. Excludes the award of 2,500,000 restricted stock units granted to each of our Co-Presidents/Co-Chief Operating Officers during 2017 that have not met their market-price based vesting condition as of June 30, 2020. See Note 12 "Equity Based Compensation" to the financial statements included elsewhere in this report.

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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of June 30, 2020, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report.

As of June 30, 2020, netting holes in excess of $50 million existed at five of our private equity funds, which were Americas Fund XII of $625 million, Asian Fund II of $477 million, North America Fund XI of $110 million, 2006 Fund of $88 million, and Asian Fund III of $81 million. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

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

Preferred Stock

For a discussion of KKR's equity, including our preferred stock, see Note 15 "Equity" to the consolidated financial statements included in this report.

Liquidity Needs

Our liquidity needs include funding of the previously announced transaction to acquire Global Atlantic. We expect to finance the acquisition with a combination of cash on hand, proceeds from potential minority co-investors and the issuance of new debt and/or equity by KKR. Depending on the number of existing shareholders of Global Atlantic who elect to roll over their investments, the amount of ownership interests that we syndicate to co-investors, and our ability to obtain additional financing sources, if we are required to use more cash from our balance sheet or our revolving credit facility than we currently anticipate to fund the acquisition, we would have a lower than normal level of liquidity available to satisfy our other near-term liquidity needs and objectives.

In addition, we expect that our primary liquidity needs will consist of cash required to:

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

For a discussion of KKR's share repurchase program, see "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Share Repurchases in the Second Quarter of 2020."

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

The following table presents our uncalled commitments to our active investment funds as of June 30, 2020:

Uncalled Commitments
Private Markets	($ in thousands)
Core Investment Vehicles	$1,621,400
Asian Fund IV	1,000,000
Property Partners Americas	450,200
Americas Fund XII	385,100
Asian Fund III	301,700
Asia Real Estate Partners	250,000
Asia Pacific Infrastructure Investors	250,000
Global Infrastructure Investors III	218,400
Real Estate Partners Europe II	200,000
Next Generation Technology Growth II	173,300
European Fund V	127,000
Energy Income and Growth Fund II	118,200
Health Care Strategic Growth Fund	103,700
Global Impact Fund	87,100
Real Estate Partners Americas II	85,300
Real Estate Credit Opportunity Partners II	38,000
Other Private Markets Vehicles	124,500
Total Private Markets Commitments	5,533,900

Public Markets
Dislocation Opportunities Fund	370,000
Lending Partners Europe II	56,000
Special Situations Fund II	47,400
Lending Partners III	13,700
Private Credit Opportunities Partners II	13,700
Lending Partners Europe	11,300
Other Public Markets Vehicles	109,000
Total Public Markets Commitments	621,100

Total Uncalled Commitments	$6,155,000
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets primarily in our Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets business line. As of June 30, 2020, these commitments amounted to $200.0 million and $461.3 million, respectively.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has an arrangement with third parties, which reduce our risk when underwriting certain debt transactions, and thus our unfunded commitments as of June 30, 2020 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
On January 14, 2020, KKR committed to invest up to an additional $150 million in KKR India Financial Services to support KKR’s alternative credit business in India. As of June 30, 2020, none of the $150 million commitment has been invested.

Tax Receivable Agreement
We may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings, which may result in an increase in our tax basis of the assets of KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former principals who have exchanged KKR Holdings units for KKR's common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the agreement. As of June 30, 2020, an undiscounted payable of $145.3 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2020, approximately $43.0 million of cumulative cash payments have been made under the tax receivable agreement.
Dividends
A dividend of $0.135 per share of our common stock has been declared for the quarter ended June 30, 2020, which will be paid on September 1, 2020 to holders of record of our common stock as of the close of business on August 17, 2020.
A dividend of $0.421875 per share of Series A Preferred Stock has been declared and set aside for payment on September 15, 2020 to holders of record of Series A Preferred Stock as of the close of business on September 1, 2020. A dividend of $0.406250 per share of Series B Preferred Stock has been declared and set aside for payment on September 15, 2020 to holders of record of Series B Preferred Stock as of the close of business on September 1, 2020.
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
We classified 4.4% of total investments measured and reported at fair value as Level I at June 30, 2020.
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
We classified 40.7% of total investments measured and reported at fair value as Level II at June 30, 2020.
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
We classified 54.9% of total investments measured and reported at fair value as Level III at June 30, 2020. The valuation of our Level III investments at June 30, 2020 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 4% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of June 30, 2020, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 41%, 51%, and 8%, respectively.
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
On a non-GAAP basis, our energy real asset investments in oil and gas properties as of June 30, 2020 had a fair value of approximately $576 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in book value of $57.6 million. As of June 30, 2020, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that book value would have been approximately $52 million lower.
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
There is inherent uncertainty involved in the valuation of Level III investments and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. Furthermore, the recent market volatility caused by COVID-19 and the uncertainty surrounding its full impact have amplified the possibility that our future valuations may materially change from those reflected as of June 30, 2020. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.
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
For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR's investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of June 30, 2020, less than 1% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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
As of June 30, 2020, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of June 30, 2020, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of June 30, 2020, investments which represented greater than 5% of total non-GAAP investments consisted of Fiserv, Inc. and USI, Inc. valued at $1,458.5 million and $831.5 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Fiserv, Inc. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of current market conditions and uncertainties resulting from COVID-19, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment." There was no other material change in our market risks during the six months ended June 30, 2020. For additional information, please refer to our Annual Report.
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three or six months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
The section entitled "Litigation" appearing in Note 16 "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.
ITEM 1A.  RISK FACTORS.
On July 7, 2020, indirect subsidiaries of KKR & Co. Inc., Magnolia Parent LLC ("Magnolia Parent") and Magnolia Merger Sub Limited, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Global Atlantic, Global Atlantic Financial Life Limited, LAMC LP, and Goldman Sachs & Co. LLC, solely in its capacity as the Equity Representative (as defined in the Merger Agreement). Pursuant to the Merger Agreement, at the closing, Global Atlantic will continue as the surviving entity and become a direct subsidiary of Magnolia Parent (the "Acquisition").

There can be no assurance that we will successfully complete the Acquisition on the terms or timetable currently contemplated or at all.

No assurance can be given that the Acquisition will be completed when expected, on the terms set forth in the Merger Agreement or at all. The consummation of the Acquisition is subject to the satisfaction or waiver of certain closing conditions, including, among others: (i) obtaining requisite regulatory approvals, including the approvals of the Massachusetts Division of Insurance, the Iowa Insurance Division, the Indiana Department of Insurance, the Bermuda Monetary Authority, and other regulatory authorities, (ii) obtaining the approval of a majority of the outstanding shares of Global Atlantic and (iii) the absence of any judgment, injunction, order or decree prohibiting or enjoining the completion of the Acquisition. In addition, the obligation of the parties to complete the Acquisition is subject to certain other conditions, including (a) subject to the standards set forth in the Merger Agreement, the accuracy of the representations and warranties of the other party and (b) compliance of the other party with its covenants in all material respects. There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or prevent the closing of the Acquisition.

Whether or not we complete the Acquisition, we have incurred, and will continue to incur, significant costs in connection with the Acquisition, including legal and other professional advisor fees and expenses. Additional costs, some of which may be unanticipated, may continue to be incurred following the closing of the Acquisition. These expenses would affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which such costs are actually paid. In addition, the diversion of the attention of the respective management teams of KKR and Global Atlantic away from their day-to-day operations as a result of the Acquisition could have an adverse effect on the operations of KKR or Global Atlantic prior to and after the closing of the Acquisition.

Furthermore, pursuant to the Merger Agreement, KKR has agreed not to acquire any business, securities or assets that could materially risk or delay our ability to obtain the required regulatory approvals for the Acquisition, which may preclude our ability to pursue certain other transactions that may be attractive to KKR until after the closing of the Acquisition.

A delay in closing or a failure to complete the Acquisition could have a negative impact on our business, results of operations, cash flows and financial position and on the trading price of our common shares.

There is no condition to consummating the Acquisition based on KKR’s ability to obtain financing as anticipated, and the failure of KKR to obtain sufficient equity roll-over by existing Global Atlantic shareholders, new co-investors or other financing at attractive terms for KKR could materially and adversely affect KKR.

Under the Merger Agreement, Magnolia Parent agreed to pay existing shareholders of Global Atlantic an amount in cash equal to 1.0x GAAP Shareholders' Equity of Global Atlantic, excluding Accumulated Other Comprehensive Income, and subject to certain other adjustments, as of the date of closing. The amount of consideration payable by us will be reduced by the amount of any equity roll-over by certain existing shareholders who elect to participate in KKR’s offer to permit them to roll-over their equity in Global Atlantic at the closing. As of June 30, 2020, Global Atlantic’s GAAP Shareholders' Equity, excluding Accumulated Other Comprehensive Income, was approximately $4.4 billion. We expect to finance the Acquisition, net of equity roll-over participation, with a combination of cash on hand, proceeds from potential minority co-investors and the issuance of new debt and/or equity by KKR.

We currently do not know the amount of equity that existing Global Atlantic shareholders will elect to roll over, which means that we also do not yet know the total amount of cash consideration that KKR will be required to fund in order to consummate the Acquisition. In addition, we cannot predict the amount of Global Atlantic equity that we will be able to syndicate to co-investors, which would also have the effect of reducing the amount of cash from KKR’s balance sheet that would be needed to fund the Acquisition. If KKR is unable to obtain any roll-over or co-investments, then KKR will be obligated to pay the entire amount of consideration for the Acquisition in cash. There can be no assurance that KKR can achieve any material level of roll-over or co-investment, due to factors that are both within and not within its control, including the fact that KKR may be unwilling to provide terms sufficiently attractive to entice roll-over investors or co-investors to become stockholders of Global Atlantic following the closing.

As of June 30, 2020, KKR had $3.0 billion of cash and short-term investments and $1.0 billion available to be drawn under its corporate revolver. As of June 30, 2020, in addition to KKR’s uncalled capital commitments to its investment funds as their general partner, KKR had contractual commitments of $200.0 million and $461.3 million with respect to (i) the purchase of investments and other assets primarily in our Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets business line, respectively. See "—Liquidity." We have not to date sought any additional lending commitments from third parties, although we believe that such lending commitments would be available to us in the event we sought to obtain them.

We currently anticipate that KKR & Co. Inc. will issue new debt and/or equity in order to finance part of the cash consideration required for the Acquisition. There can be no assurance that KKR will be able to issue any such debt or equity on terms that are attractive to KKR or in amounts sufficient to finance the consummation of the Acquisition. In addition, we also expect that a portion of the cash available to KKR for the Acquisition will come from the monetization of investments. There can be no assurance that KKR will be able to generate sufficient cash from such investment activity in the amounts we anticipate before the closing of the Acquisition. If KKR fails to generate sufficient cash from such investment or sale activities, then KKR may be required to issue more debt and/or equity than currently anticipated in order to finance the Acquisition.

In connection with the Merger Agreement, KKR Group Partnership L.P., an indirect subsidiary of KKR & Co. Inc., has committed to provide the requisite equity financing to consummate the Acquisition and has guaranteed the obligations to pay, up to a cap, any potential damages awards, including any damages resulting from a failure by us to complete the Acquisition, to Global Atlantic under the Merger Agreement, in each case, subject to certain terms and conditions.

Regulatory approvals that are required for KKR to acquire Global Atlantic and for KKR to become the investment adviser to Global Atlantic's insurance subsidiaries may be delayed, denied or granted with unattractive conditions, which could delay, reduce or eliminate the anticipated benefits of the Acquisition.

The receipt of regulatory approvals for KKR to acquire Global Atlantic is a condition to closing. However, in addition to the risk of non-approval, regulatory approvals may be granted with conditions that are unattractive to KKR. Examples of unattractive regulatory conditions include restrictions on the ability of Global Atlantic’s insurance subsidiaries to declare dividends, requirements for KKR to provide financial support to Global Atlantic’s insurance subsidiaries, and prohibitions or limitations on affiliate transactions between KKR and Global Atlantic’s insurance subsidiaries. The failure to obtain such approvals without the imposition of unattractive conditions could materially reduce the anticipated benefits of the Acquisition to KKR and our stockholders.

In addition, an important strategic rationale for the Acquisition is for KKR to become the primary investment adviser for Global Atlantic’s insurance subsidiaries. However, KKR’s entry into the related investment management agreements requires regulatory approvals, and the receipt of these regulatory approvals is not a condition to the closing of the Acquisition. Failure to timely obtain such approvals, or the imposition by any regulator of any conditions that will require us to modify the intended terms of our investment management agreements or that will otherwise limit our ability to act as an investment adviser as we expect would likely reduce the anticipated benefits of the Acquisition to KKR and our stockholders.

The Acquisition may not achieve its intended benefits, and certain difficulties, costs or expenses may outweigh such intended benefits.

While we expect the Acquisition to result in financial benefits to KKR and its stockholders, we may be unable to realize these benefits in the timeframe that we expect or at all. Achieving the anticipated benefits, including the Acquisition's impact on KKR’s AUM, FPAUM, book value, fee related earnings and after-tax distributable earnings, is subject to a number of uncertainties, including whether the Global Atlantic business will continue to operate in the manner we anticipate, whether the assumptions we used in our models were accurate, and whether our ability and the cost to finance the Acquisition will be consistent with our expectations. See "—There is no condition to consummating the Acquisition based on KKR’s ability to obtain financing as anticipated, and the failure of KKR to obtain sufficient equity roll-over by existing Global Atlantic shareholders, new co-investors or other financing at attractive terms for KKR could result in a material adverse effect on

KKR." In addition, KKR may become required to consummate the Acquisition even though Global Atlantic’s regulators impose unattractive conditions or limitations on the approval of the Acquisition or on KKR becoming the primary investment adviser for Global Atlantic’s insurance subsidiaries. See "—Regulatory approvals that are required for KKR to acquire Global Atlantic and for KKR to become Global Atlantic's investment adviser may be delayed, denied or granted with unattractive conditions, which could delay, reduce or entirely eliminate the anticipated benefits of the Acquisition."

In addition, if and when the closing occurs, the Global Atlantic business may not perform in accordance with our expectations. While Global Atlantic is expected to continue to operate as a separate business, the Acquisition may result in material difficulties, costs, and expenses, including:

•
incremental operating costs arising from the integration of certain standards, controls, procedures and policies, including Global Atlantic's obligations to provide financial reporting as a subsidiary of a public company;

•	unknown potential liabilities of Global Atlantic for which we may become responsible or take responsibility;

•	potential liabilities arising from claims by roll-over investors or co-investors of Global Atlantic;

•	the potential loss of key employees at Global Atlantic and the costs associated with our efforts to retain them;

•	disruptions or perceived disruptions resulting from the Acquisition that may affect Global Atlantic's relationships with its policyholders and counterparties;

•	provisions in Global Atlantic's contracts with third parties that may permit a termination upon a change in control or purport to apply to its affiliates, including KKR; and

•	the significant attention required from our senior management, who will join the Global Atlantic board of directors and are expected to provide oversight of the Global Atlantic business.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could adversely affect our and Global Atlantic's business, financial condition and results of operations. In addition, other events outside of our control, including, but not limited to, political climate, the severity and duration of the pandemic, and regulatory or legislative changes, could also adversely affect our ability to realize the anticipated benefits from the Acquisition. As a result of these risks, we may fail to realize some or all of the anticipated benefits of the Acquisition or in an amount sufficient to offset the potential difficulties, costs and expenses arising from the Acquisition. Accordingly, stockholders and potential investors should not place undue reliance on our expectation of the anticipated benefits from the Acquisition.

Acquiring Global Atlantic will substantially increase the scale and scope of our business, which will change the risks to which we are subject.

While we expect Global Atlantic to continue to operate as a separate business with its existing brands and management team following the Acquisition, the Acquisition will add significantly to the scale and scope of KKR's overall business and operations. Although KKR has owned insurance companies as investments in its managed funds in the past, KKR has never owned an insurance company on its own balance sheet, which may give rise to unexpected operational risks, and KKR's business has historically been focused on investment management and capital markets.

For a discussion of other potential risks and uncertainties, see the information under the heading "Risk Factors" in our Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Business Environment" in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Share Repurchases in the Second Quarter of 2020
On May 6, 2020, KKR announced an increase to the total available amount under its repurchase program to $500 million. Prior to this increase, there was approximately $79 million remaining under the program.
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
In addition to the repurchases of common stock described above, subsequent to May 3, 2018, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of common stock. From October 27, 2015 through June 30, 2020, KKR has paid approximately $369 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of common stock or its equivalent upon the vesting of equity awards representing 18.0 million shares of common stock. Of these amounts, equity awards representing 11.0 million shares of common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2020. No shares of common stock were repurchased during the second quarter of 2020 and 1,728,914 equity awards were retired during the second quarter of 2020. From inception of the repurchase program through June 30, 2020, we have repurchased or retired a total of approximately 59.3 million shares of common stock under the program at an average price of approximately $19.02 per share.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2020 to April 30, 2020)	—	$—	52,283,838	$78,802
Month #2 (May 1, 2020 to May 31, 2020)	—	$—	52,283,838	$500,000
Month #3 (June 1, 2020 to June 30, 2020)	—	$—	52,283,838	$500,000
Total through June 30, 2020	—

(1) Amounts have been reduced by retirements of equity awards occurring after May 3, 2018. On May 6, 2020, KKR announced the increase to the total available amount under the repurchase program to $500 million.

Other Equity Securities
During the second quarter of 2020, 498,776 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of shares of our common stock. This resulted in an increase in our ownership of KKR Group Partnership and a corresponding decrease in the ownership of KKR Group Partnership by KKR Holdings. In August 2020, approximately 7.2 million KKR Group Partnership Units are expected to be exchanged by KKR Holdings into an equal number of shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS.
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
2.1
Merger Agreement, dated as of July 7, 2020, by and among Global Atlantic Financial Group Limited, a Bermuda exempted company, Global Atlantic Financial Life Limited, a Bermuda exempted company, Magnolia Merger Sub Limited, a Bermuda exempted company, Magnolia Parent LLC, a Cayman Islands limited liability company, and solely for Section 2.10(a) thereunder, LAMC LP, a Cayman Island exempted limited partnership, and Goldman Sachs & Co. LLC, solely as the Equity Representative (incorporated by reference to Exhibit 2.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 10, 2020).

3.1	Amended and Restated Certificate of Incorporation of KKR & Co. Inc. (incorporated by reference to Exhibit 3.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 11, 2020).
3.2	Amended and Restated Bylaws of KKR & Co. Inc. (incorporated by reference to Exhibit 3.2 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 11, 2020).
4.1
Second Supplemental Indenture dated as of April 21, 2020 among KKR Group Finance Co. VI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 21, 2020).

4.2	Form of 3.750% Senior Note due 2029 (included in Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 21, 2020).
10.1†
364-Day Revolving Credit Agreement, dated as of April 10, 2020, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 11, 2020).

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and June 30, 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and June 30, 2019; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2020 and June 30, 2019, (v) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020 and June 30, 2019, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	August 7, 2020