Form 10-Q
period 2020-09-30
KKR & Co. Inc.
filed 2020-11-06
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from           to           .
Commission File Number 001-34820
KKR & CO. INC.
(Exact name of Registrant as specified in its charter)

Delaware	26-0426107
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
  9 West 57th Street, Suite 4200
New York, New York 10019
Telephone: (212) 750-8300
(Address, zip code, and telephone number, including
area code, of registrant's principal executive office.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	KKR	New York Stock Exchange
6.75% Series A Preferred Stock	KKR PR A	New York Stock Exchange
6.50% Series B Preferred Stock	KKR PR B	New York Stock Exchange
6.00% Series C Mandatory Convertible Preferred Stock	KKR PR C	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2020, there were 569,189,096 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarter Ended September 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of dividends on common or preferred stock of KKR, the timing, manner and volume of repurchases of common stock pursuant to a repurchase program, the transaction to acquire Global Atlantic Financial Group Limited ("Global Atlantic"), including expected timing of closing, and the expected synergies and benefits from acquisitions, reorganizations or strategic partnerships, may constitute forward-looking statements. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report") and our Quarterly Reports on Form 10-Q for subsequent quarters. These factors should be read in conjunction with the other cautionary statements that are included in this report, our Annual Report and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

In this report, references to "KKR," "we," "us" and "our" refer to KKR & Co. Inc. and its subsidiaries. On January 1, 2020, KKR completed an internal reorganization (the "Reorganization"), which was undertaken to, among other purposes, simplify KKR's internal structure. In the Reorganization, (i) KKR Management Holdings L.P. and KKR International Holdings L.P., which were former intermediate holdings companies for KKR's business, were combined with another intermediate holding company, KKR Fund Holdings L.P., which changed its name to KKR Group Partnership L.P. ("KKR Group Partnership") and became the sole intermediate holding company for KKR's business, (ii) the issuers of each series of KKR’s outstanding senior notes were contributed to KKR Group Partnership and the guarantees by KKR International Holdings L.P. and KKR Management Holdings L.P. under the senior notes were automatically and unconditionally released and discharged pursuant to the terms of the indentures governing such senior notes, with KKR Group Partnership remaining as a guarantor, and (iii) the ownership interests of certain operating subsidiaries of KKR Group Partnership were reorganized. In connection with the 6.75% Series A Preferred Stock ("Series A Preferred Stock"), 6.50% Series B Preferred Stock ("Series B Preferred Stock") and 6.00% Series C Mandatory Convertible Preferred Stock ("Series C Mandatory Convertible Preferred Stock") of KKR & Co. Inc., KKR Group Partnership has series of preferred units issued and outstanding with economic terms designed to mirror those of the Series A Preferred Stock, Series B Preferred Stock and Series C Mandatory Convertible Preferred Stock, respectively. Effective May 8, 2020, Class A common stock of KKR & Co. Inc. was renamed as common stock, and Class B common stock and Class C common stock of KKR & Co. Inc. were reclassified into Series I preferred stock and Series II preferred stock, respectively (the "Reclassification"). KKR & Co. Inc. has one class of common stock authorized and outstanding.

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

Unless otherwise indicated, references in this report to our fully exchanged and diluted common stock outstanding, or to our common stock outstanding on a fully exchanged and diluted basis, reflect (i) actual shares of common stock outstanding, (ii) shares of common stock into which KKR Group Partnership Units held by KKR Holdings are exchangeable pursuant to the terms of the exchange agreement described in our Annual Report, (iii) shares of common stock into which all outstanding shares of Series C Mandatory Convertible Preferred Stock are convertible and (iv) shares of common stock issuable pursuant to any equity awards actually granted from the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") or the KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, our "Equity Incentive Plans"). Our fully exchanged and diluted common stock outstanding does not include shares of common stock available for issuance pursuant to the Equity Incentive Plans for which equity awards have not yet been granted.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2020	December 31, 2019
Assets
Cash and Cash Equivalents	$4,363,105	$2,346,713
Cash and Cash Equivalents Held at Consolidated Entities	1,380,976	816,441
Restricted Cash and Cash Equivalents	143,846	74,262
Investments	60,990,162	54,936,268
Due from Affiliates	768,887	717,399
Other Assets	3,008,357	2,008,236
Total Assets	$70,655,333	$60,899,319

Liabilities and Equity
Debt Obligations	$31,451,641	$27,013,284
Due to Affiliates	298,944	286,098
Accounts Payable, Accrued Expenses and Other Liabilities	4,861,118	3,097,563
Total Liabilities	36,611,703	30,396,945

Commitments and Contingencies

Stockholders' Equity (1)
Series A and B Preferred Stock, $0.01 par value. 13,800,000 and 6,200,000 shares, respectively, issued and outstanding as of September 30, 2020 and December 31, 2019.	482,554	482,554
Series C Mandatory Convertible Preferred Stock, $0.01 par value. 23,000,000 shares issued and outstanding as of September 30, 2020.	1,115,792	—
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of September 30, 2020 and December 31, 2019.	—	—
Series II Preferred Stock, $0.01 par value. 499,999,999 shares authorized, 278,781,478 and 290,381,345 shares, issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	2,788	2,904
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 566,334,746 and 560,007,579 shares, issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	5,663	5,600
Additional Paid-In Capital	8,594,005	8,565,919
Retained Earnings	2,037,935	1,792,152
Accumulated Other Comprehensive Income (Loss)	(41,081)	(41,639)
Total KKR & Co. Inc. Stockholders' Equity	12,197,656	10,807,490
Noncontrolling Interests	21,845,974	19,694,884
Total Equity	34,043,630	30,502,374
Total Liabilities and Equity	$70,655,333	$60,899,319
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

	September 30, 2020
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$828,048	$243,217	$1,071,265
Restricted Cash and Cash Equivalents	—	69,608	69,608
Investments	16,647,431	25,175,699	41,823,130
Other Assets	416,778	443,431	860,209
Total Assets	$17,892,257	$25,931,955	$43,824,212

Liabilities
Debt Obligations	$16,279,747	$3,366,405	$19,646,152
Accounts Payable, Accrued Expenses and Other Liabilities	1,196,054	371,165	1,567,219
Total Liabilities	$17,475,801	$3,737,570	$21,213,371

	December 31, 2019
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$634,029	$112,122	$746,151
Restricted Cash and Cash Equivalents	—	34,849	34,849
Investments	14,948,237	20,851,587	35,799,824
Due from Affiliates	—	9,678	9,678
Other Assets	100,221	178,892	279,113
Total Assets	$15,682,487	$21,187,128	$36,869,615

Liabilities
Debt Obligations	$14,658,137	$2,481,937	$17,140,074
Accounts Payable, Accrued Expenses and Other Liabilities	513,057	109,575	622,632
Total Liabilities	$15,171,194	$2,591,512	$17,762,706

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Fees and Other	$563,340	$416,217	$1,337,385	$1,308,206
Capital Allocation-Based Income (Loss)	1,331,898	374,268	888,342	1,849,623
Total Revenues	1,895,238	790,485	2,225,727	3,157,829

Expenses
Compensation and Benefits	882,339	427,527	1,211,526	1,581,056
Occupancy and Related Charges	17,321	14,894	51,222	46,777
General, Administrative and Other	194,039	177,112	491,327	529,278
Total Expenses	1,093,699	619,533	1,754,075	2,157,111

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	2,284,602	(4,590)	(179,033)	2,237,273
Dividend Income	116,379	147,989	295,047	187,744
Interest Income	354,865	344,140	1,040,052	1,068,378
Interest Expense	(223,709)	(268,747)	(725,245)	(782,601)
Total Investment Income (Loss)	2,532,137	218,792	430,821	2,710,794

Income (Loss) Before Taxes	3,333,676	389,744	902,473	3,711,512

Income Tax Expense (Benefit)	359,375	53,132	204,960	386,124

Net Income (Loss)	2,974,301	336,612	697,513	3,325,388
Net Income (Loss) Attributable to Noncontrolling Interests	1,909,458	87,058	206,225	1,843,781
Net Income (Loss) Attributable to KKR & Co. Inc.	1,064,843	249,554	491,288	1,481,607

Series A Preferred Stock Dividends	5,822	5,822	17,466	17,466
Series B Preferred Stock Dividends	2,519	2,519	7,557	7,557

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,056,502	$241,213	$466,265	$1,456,584

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$1.86	$0.44	$0.82	$2.69
Diluted	$1.79	$0.43	$0.80	$2.63
Weighted Average Shares of Common Stock Outstanding
Basic	562,425,576	546,336,936	560,124,947	541,631,675
Diluted	589,116,387	559,532,065	569,910,981	554,786,356

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income (Loss)	$2,974,301	$336,612	$697,513	$3,325,388

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	21,923	(21,047)	(2,954)	(20,720)

Comprehensive Income (Loss)	2,996,224	315,565	694,559	3,304,668

Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,918,700	76,700	201,421	1,834,170

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$1,077,524	$238,865	$493,138	$1,470,498

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Amounts	Shares	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000	$482,554	20,000,000
End of Period	482,554	20,000,000	482,554	20,000,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	2,970	296,961,596	2,991	299,081,239
Cancellation of Series II Preferred Stock	(12)	(1,215,449)	(33)	(3,335,092)
End of Period	2,958	295,746,147	2,958	295,746,147
Common Stock
Beginning of Period	5,456	545,623,520	5,349	534,857,237
Exchange of KKR Holdings Units	12	1,215,449	33	3,335,092
Net Delivery of Common Stock	—	—	65	6,516,929
Repurchases of Common Stock	—	—	(14)	(1,370,289)
Common Stock Issued in Connection with the Purchase of an Investment	—	—	35	3,500,000
End of Period	5,468	546,838,969	5,468	546,838,969
Additional Paid-In Capital
Beginning of Period	8,252,018		8,106,408
Exchange of KKR Holdings Units	22,367		59,353
Tax Effects - Exchange of KKR Holdings Units and Other	3,259		7,776
Net Delivery of Common Stock	—		(53,479)
Repurchases of Common Stock	—		(28,552)
Equity-Based Compensation	54,395		157,891
Common Stock Issued in Connection with the Purchase of an Investment	—		82,642
End of Period	8,332,039		8,332,039
Retained Earnings
Beginning of Period	1,172,754		91,953
Net Income (Loss) Attributable to KKR & Co. Inc.	249,554		1,481,607
Series A Preferred Stock Dividends ($0.421875 and $1.265625 per share for the three and nine months ended September 30, 2019, respectively)	(5,822)		(17,466)
Series B Preferred Stock Dividends ($0.406250 and $1.218750 per share for the three and nine months ended September 30, 2019, respectively)	(2,519)		(7,557)
Common Stock Dividends ($0.125 and $0.375 per share for the three and nine months ended September 30, 2019, respectively)	(68,139)		(202,709)
End of Period	1,345,828		1,345,828
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(40,274)		(39,645)
Foreign Currency Translation	(10,689)		(11,109)
Exchange of KKR Holdings Units	(130)		(339)
End of Period	(51,093)		(51,093)
Total KKR & Co. Inc. Stockholders' Equity	10,117,754		10,117,754
Noncontrolling Interests (See Note 15)	18,467,443		18,467,443
Total Equity	$28,585,197		$28,585,197

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Continued)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Amounts	Shares	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000	$482,554	20,000,000
End of Period	482,554	20,000,000	482,554	20,000,000
Series C Mandatory Convertible Preferred Stock
Beginning of Period	—	—	—	—
Issuance of Series C Mandatory Convertible Preferred Stock (net of issuance costs)	1,115,792	23,000,000	1,115,792	23,000,000
End of Period	1,115,792	23,000,000	1,115,792	23,000,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	2,860	285,978,495	2,904	290,381,345
Cancellation of Series II Preferred Stock	(72)	(7,197,017)	(116)	(11,599,867)
End of Period	2,788	278,781,478	2,788	278,781,478
Common Stock
Beginning of Period	5,591	559,140,869	5,600	560,007,579
Exchange of KKR Holdings Units	72	7,197,017	116	11,599,867
Net Delivery of Common Stock	—	—	49	4,940,113
Repurchases of Common Stock	—	—	(102)	(10,209,673)
Clawback of Transfer Restricted Shares	—	(3,140)	—	(3,140)
End of Period	5,663	566,334,746	5,663	566,334,746
Additional Paid-In Capital
Beginning of Period	8,459,914		8,565,919
Exchange of KKR Holdings Units	141,587		222,840
Tax Effects - Exchange of KKR Holdings Units and Other	(4,315)		(10,197)
Net Delivery of Common Stock	—		(40,639)
Repurchases of Common Stock	—		(246,058)
Equity-Based Compensation	42,488		133,424
Transfer of Interests Under Common Control (See Note 1)	—		14,385
Transfer of Oil and Gas Interests (See Note 2)	(45,669)		(45,669)
End of Period	8,594,005		8,594,005
Retained Earnings
Beginning of Period	1,056,918		1,792,152
Net Income (Loss) Attributable to KKR & Co. Inc.	1,064,843		491,288
Series A Preferred Stock Dividends ($0.421875 and $1.265625 per share for the three and nine months ended September 30, 2020, respectively)	(5,822)		(17,466)
Series B Preferred Stock Dividends ($0.406250 and $1.218750 per share for the three and nine months ended September 30, 2020, respectively)	(2,519)		(7,557)
Common Stock Dividends ($0.135 and $0.395 per share for the three and nine months ended September 30, 2020, respectively)	(75,485)		(220,482)
End of Period	2,037,935		2,037,935
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(52,969)		(41,639)
Foreign Currency Translation	12,681		1,850
Exchange of KKR Holdings Units	(793)		(1,292)
End of Period	(41,081)		(41,081)
Total KKR & Co. Inc. Stockholders' Equity	12,197,656		12,197,656
Noncontrolling Interests (See Note 15)	21,845,974		21,845,974
Total Equity	$34,043,630		$34,043,630
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net Income (Loss)	$697,513	$3,325,388
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	196,644	225,320
Net Realized (Gains) Losses on Investments	(281,378)	(407,120)
Change in Unrealized (Gains) Losses on Investments	460,411	(1,830,153)
Capital Allocation-Based (Income) Loss	(888,342)	(1,849,623)
Other Non-Cash Amounts	(12,656)	(16,662)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Consolidation and Other	8,624	(137,498)
Change in Due from / to Affiliates	(115,895)	(34,582)
Change in Other Assets	(300,660)	555,933
Change in Accounts Payable, Accrued Expenses and Other Liabilities	521,877	657,922
Investments Purchased	(27,838,469)	(25,617,969)
Proceeds from Investments	23,404,986	21,616,258
Net Cash Provided (Used) by Operating Activities	(4,147,345)	(3,512,786)

Investing Activities
Purchases of Fixed Assets	(100,341)	(160,579)
Development of Oil and Natural Gas Properties	(11,128)	(3,246)
Net Cash Provided (Used) by Investing Activities	(111,469)	(163,825)

Financing Activities
Series A and B Preferred Stock Dividends	(25,023)	(25,023)
Common Stock Dividends	(220,482)	(202,709)
Distributions to Noncontrolling Interests	(3,412,058)	(2,350,628)
Contributions from Noncontrolling Interests	5,586,977	3,364,097
Issuance of Series C Mandatory Convertible Preferred Stock (net of issuance costs)	1,115,792	—
Net Delivery of Common Stock (Equity Incentive Plans)	(40,590)	(53,414)
Repurchases of Common Stock	(246,160)	(28,566)
Proceeds from Debt Obligations	11,708,358	10,993,685
Repayment of Debt Obligations	(7,547,703)	(6,976,084)
Financing Costs Paid	(31,754)	(41,308)
Net Cash Provided (Used) by Financing Activities	6,887,357	4,680,050

Effect of exchange rate changes on cash, cash equivalents and restricted cash	21,968	(19,381)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	2,650,511	984,058
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	3,237,416	2,641,512
Cash, Cash Equivalents and Restricted Cash, End of Period	$5,887,927	$3,625,570

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$775,848	$764,975
Payments for Income Taxes	$145,097	$114,577
Payments for Operating Lease Liabilities	$40,467	$37,274

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$197,020	$225,320
Common Stock Issued in Connection with the Purchase of an Investment	$—	$82,677
Non-Cash Contribution from Noncontrolling Interests	$209,703	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$(39,894)	$(8,572)
Transfer of Oil and Gas Interests (See Note 2)	$(69,027)	$—
Tax Effects - Exchange of KKR Holdings L.P. Units and Other	$(10,197)	$7,776
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$68,700	$9,672

Change in Consolidation and Other
Investments	$3,480	$(2,061,328)
Due From Affiliates	$—	$1,642
Other Assets	$46,892	$(19,703)
Debt Obligations	$259,822	$(1,046,515)
Accounts Payable, Accrued Expenses and Other Liabilities	$32,494	$(47,731)
Noncontrolling Interests	$(239,258)	$—
Redeemable Noncontrolling Interests	$—	$(1,122,641)

	September 30, 2020	December 31, 2019
Reconciliation to the Condensed Consolidated Statements of Financial Condition
Cash and Cash Equivalents	$4,363,105	$2,346,713
Cash and Cash Equivalents Held at Consolidated Entities	1,380,976	816,441
Restricted Cash and Cash Equivalents	143,846	74,262
Cash, Cash Equivalents and Restricted Cash, End of Period	$5,887,927	$3,237,416

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

KKR & Co. Inc. is the parent company of KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc. As of September 30, 2020, KKR & Co. Inc. held approximately 67.0% of the KKR Group Partnership Units and KKR Holdings held approximately 33.0% of the KKR Group Partnership Units. The percentage ownership in KKR Group Partnership will continue to change as KKR Holdings exchanges its KKR Group Partnership Units for shares of common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of common stock of KKR & Co. Inc. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool and preferred units with economic terms that mirror the Series A Preferred Stock, Series B Preferred Stock and Series C Mandatory Convertible Preferred Stock issued by KKR & Co. Inc.

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

Notes to Financial Statements (Continued)

Pending Acquisition of Global Atlantic Financial Group

On July 8, 2020, KKR and Global Atlantic Financial Group Limited ("Global Atlantic") announced a strategic transaction whereby KKR agreed to acquire Global Atlantic, a leading retirement and life insurance company. The transaction, which is expected to close in early 2021, is subject to required regulatory approvals and certain other customary closing conditions.

KKR expects to finance the Global Atlantic acquisition, net of potential equity roll-over participation, with a combination of: (i) cash on hand (including cash generated by the monetization of investments prior to the acquisition closing), (ii) proceeds from potential syndication of the equity interests in Global Atlantic to minority co-investors, (iii) proceeds from the offering of $1,150 million of 6.00% Series C Mandatory Convertible Preferred Stock by KKR & Co. Inc. and (iv) proceeds from the offering of $750 million aggregate principal amount of 3.500% Senior Notes due 2050 by KKR Group Finance Co. VIII LLC. Refer to Note 10 "Debt Obligations" and Note 15 "Equity" for additional information related to the debt and equity offerings.
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
COVID-19 and Global Economic and Market Conditions
The outbreak of a novel strain of coronavirus ("COVID-19") continues to impact the United States and other countries throughout the world. In March 2020, the World Health Organization declared COVID-19 to be a pandemic and the United States declared a national emergency due to the outbreak. In connection with these declarations, various governments around the world have instituted measures to slow the transmissions of COVID-19, which substantially restrict individual and business activities. These measures have included, for example, closures of non-essential businesses, limitations of crowd size, stay-at-home orders, quarantines, heightened border controls and limitations on travel. Governments in the United States and around the world have responded with fiscal and monetary stimuli that aim to provide emergency assistance to individuals and businesses negatively impacted by COVID-19. The outbreak of COVID-19 and the actions taken in response have had far reaching impact on the U.S. and global economies, contributing to significant volatility in the financial markets, resulting in increased volatility in equity prices (including our common stock) and lower interest rates, and causing furloughs and layoffs in the labor market. While COVID-19 cases have declined temporarily in some parts of the United States, many states in the Southern, Midwestern and Western regions saw sharp increases in infection rates as they began to allow businesses to reopen.

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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
Energy Investments held by KKR
On August 18, 2020, KKR transferred all the working and royalty interests in oil and natural gas properties, which were directly held by KKR and not held through investment funds, into a consolidated investment fund. Before the transfer, oil and natural gas activities were accounted for under the successful efforts method of accounting and such working and royalty interests were consolidated based on the proportion of the working and royalty interests held by KKR. Subsequent to the transfer, such working and royalty interests are carried at fair value in accordance with ASC 946, Financial Services - Investment Companies, and recorded within investments in the consolidated statements of financial condition. Any changes in fair value are recorded within Net Gains (Losses) from Investment Activities in the consolidated statements of operations. No gain or loss has been recorded in the consolidated statement of operations as result of the transfer. KKR recognized the differential between the net carrying value of such working and royalty interests and the fair value at the time of the transfer within stockholders' equity. This transaction resulted in an adjustment to the KKR Group Partnership equity, and accordingly, both KKR's equity and noncontrolling interests held by KKR Holdings were adjusted for their proportionate share based on their ownership in the KKR Group Partnership at the time of transfer. See the consolidated statements of changes in equity and Note 15 "Equity". The fair value has been determined in accordance with KKR’s Level III Valuation Methodologies.
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

Notes to Financial Statements (Continued)

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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of September 30, 2020, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace").
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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)

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
There is inherent uncertainty involved in the valuation of Level III investments and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that

Notes to Financial Statements (Continued)

would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. Furthermore, the recent market volatility caused by COVID-19 and the uncertainty surrounding its full impact have amplified the possibility that our future valuations may materially change from those reflected as of September 30, 2020.

Revenues

For the three and nine months ended September 30, 2020 and 2019, respectively, revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Management Fees	$254,467	$216,733	$696,892	$611,238
Fee Credits	(89,487)	(57,470)	(185,746)	(252,809)
Transaction Fees	300,805	165,212	561,259	658,304
Monitoring Fees	28,824	27,546	86,875	79,621
Incentive Fees	63	—	731	—
Expense Reimbursements	44,553	34,356	100,779	121,157
Oil and Gas Revenue	6,687	11,264	21,054	36,714
Consulting Fees	17,428	18,576	55,541	53,981
Total Fees and Other	563,340	416,217	1,337,385	1,308,206

Carried Interest	1,077,932	335,219	626,338	1,581,045
General Partner Capital Interest	253,966	39,049	262,004	268,578
Total Capital Allocation-Based Income (Loss)	1,331,898	374,268	888,342	1,849,623

Total Revenues	$1,895,238	$790,485	$2,225,727	$3,157,829

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
Oil and Gas Revenue
On August 18, 2020, KKR transferred all the working and royalty interests in oil and natural gas properties, which were directly held by KKR and not held through investment funds, into a consolidated investment fund. Before the transfer, oil and gas revenue was recognized when the performance obligations were satisfied, which occurred at the point in time when control of the product transferred to the customer. Performance obligations were typically satisfied through the monthly delivery of production. Revenue was recognized based on KKR's proportionate share of production from non-operated properties as marketed by the operator. After the contract was established, there were no significant judgments made when determining the transaction price. As result of the transfer of all the working and royalty interests into a consolidated investment fund, no oil and gas revenue has been recognized since the date of the transfer.
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
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
On March 12, 2020, the FASB issued ASU No. 2020-04, which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The temporary optional expedients and exceptions can be elected through December 31, 2022. For the quarter ended September 30, 2020, KKR has not elected to apply the temporary optional expedients and exceptions and will be reevaluating the application each quarter.

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$660,216	$930,918	$1,591,134	$84,903	$(30,416)	$54,487
Credit (1)	(70,391)	385,850	315,459	27,297	(203,735)	(176,438)
Investments of Consolidated CFEs (1)	(33,373)	425,660	392,287	(6,874)	(94,137)	(101,011)
Real Assets (1)	(22,040)	273,639	251,599	25,760	(123,618)	(97,858)
Equity Method - Other (1)	(20,899)	456,563	435,664	(2,905)	126,165	123,260
Other Investments (1)	(13,630)	71,438	57,808	84,086	(158,591)	(74,505)
Foreign Exchange Forward Contracts and Options (2)	15,281	(295,687)	(280,406)	29,935	166,813	196,748
Securities Sold Short (2)	34,461	(119,780)	(85,319)	(10,465)	28,751	18,286
Other Derivatives (2)	(10,291)	(46,522)	(56,813)	—	(12,572)	(12,572)
Debt Obligations and Other (3)	9,233	(346,044)	(336,811)	(28,575)	93,588	65,013
Net Gains (Losses) From Investment Activities	$548,567	$1,736,035	$2,284,602	$203,162	$(207,752)	$(4,590)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$721,009	$735,245	$1,456,254	$177,969	$1,827,599	$2,005,568
Credit (1)	(118,851)	(422,537)	(541,388)	(44,653)	(165,143)	(209,796)
Investments of Consolidated CFEs (1)	(127,175)	(424,918)	(552,093)	(20,545)	203,141	182,596
Real Assets (1)	36,027	(257,589)	(221,562)	72,404	(53,622)	18,782
Equity Method - Other (1)	(166,178)	410,371	244,193	64,445	368,510	432,955
Other Investments (1)	(267,166)	(330,621)	(597,787)	75,567	(221,603)	(146,036)
Foreign Exchange Forward Contracts and Options (2)	134,427	(196,095)	(61,668)	74,996	219,825	294,821
Securities Sold Short (2)	60,502	(168,220)	(107,718)	34,087	(36,065)	(1,978)
Other Derivatives (2)	(9,481)	(91,044)	(100,525)	1,465	(35,179)	(33,714)
Debt Obligations and Other (3)	18,264	284,997	303,261	(28,615)	(277,310)	(305,925)
Net Gains (Losses) From Investment Activities	$281,378	$(460,411)	$(179,033)	$407,120	$1,830,153	$2,237,273

(1)	See Note 4 "Investments."

(2)	See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(3)	See Note 10 "Debt Obligations."

Notes to Financial Statements (Continued)

4. INVESTMENTS
Investments consist of the following:

	September 30, 2020	December 31, 2019
Private Equity	$15,749,633	$12,923,600
Credit	11,158,058	10,538,139
Investments of Consolidated CFEs	16,647,431	14,948,237
Real Assets	4,601,774	3,567,944
Equity Method - Other	5,281,515	4,846,949
Equity Method - Capital Allocation-Based Income	5,142,463	5,329,368
Other Investments	2,409,288	2,782,031
Total Investments	$60,990,162	$54,936,268

As of September 30, 2020 and December 31, 2019, there were no investments which represented greater than 5% of total investments.

KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the nine months ended September 30, 2020, KKR recognized an $88.3 million impairment charge in Net Gains (Losses) from Investment Activities to reduce the carrying value of one of its equity method investments that is accounted for under the equity method of accounting to its fair value. KKR determined that the growth expectations of the investment had declined significantly and the estimated fair value of the investment had declined meaningfully. Therefore, KKR performed a valuation to determine whether the fair value of the investment had declined below its carrying value using a discounted cash flow analysis, a Level III fair value methodology. Based on the discounted cash flow analysis, KKR concluded that the fair value of its investment had declined below is carrying value and that the decline was other-than temporary.

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
Assets, at fair value:

	September 30, 2020
	Level I	Level II	Level III		Total
Private Equity	$1,397,686	$1,724,968	$12,626,979		$15,749,633
Credit	—	2,434,080	8,723,978		11,158,058
Investments of Consolidated CFEs	—	16,647,431	—		16,647,431
Real Assets	—	161,669	4,440,105		4,601,774
Equity Method - Other	368,563	45,295	1,932,859		2,346,717
Other Investments	463,552	51,407	1,894,329		2,409,288
Total Investments	2,229,801	21,064,850	29,618,250		52,912,901

Foreign Exchange Contracts and Options	—	234,358	—		234,358
Other Derivatives	27,747	1,363	12,608	(1)	41,718
Total Assets	$2,257,548	$21,300,571	$29,630,858		$53,188,977

	December 31, 2019
	Level I	Level II	Level III		Total
Private Equity	$1,393,654	$1,658,264	$9,871,682		$12,923,600
Credit	—	1,320,380	9,217,759		10,538,139
Investments of Consolidated CFEs	—	14,948,237	—		14,948,237
Real Assets	—	—	3,567,944		3,567,944
Equity Method - Other	228,999	49,511	1,656,045		1,934,555
Other Investments	431,084	196,192	2,154,755		2,782,031
Total Investments	2,053,737	18,172,584	26,468,185		46,694,506

Foreign Exchange Contracts and Options	—	188,572	—		188,572
Other Derivatives	—	1,333	21,806	(1)	23,139
Total Assets	$2,053,737	$18,362,489	$26,489,991		$46,906,217

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

Notes to Financial Statements (Continued)

Liabilities, at fair value:

	September 30, 2020
	Level I	Level II	Level III		Total
Securities Sold Short	$434,598	$—	$—		$434,598
Foreign Exchange Contracts and Options	—	263,927	—		263,927
Unfunded Revolver Commitments	—	—	56,085	(1)	56,085
Other Derivatives	58,770	56,451	—		115,221
Debt Obligations of Consolidated CFEs	—	16,279,747	—		16,279,747
Total Liabilities	$493,368	$16,600,125	$56,085		$17,149,578

	December 31, 2019
	Level I	Level II	Level III		Total
Securities Sold Short	$251,223	$—	$—		$251,223
Foreign Exchange Contracts and Options	—	39,364	—		39,364
Unfunded Revolver Commitments	—	—	75,842	(1)	75,842
Other Derivatives	—	34,174	—		34,174
Debt Obligations of Consolidated CFEs	—	14,658,137	—		14,658,137
Total Liabilities	$251,223	$14,731,675	$75,842		$15,058,740

(1)	These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

Notes to Financial Statements (Continued)

The following tables summarize changes in investments and debt obligations measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30, 2020
	Level III Investments
	Private Equity	Credit	Real Assets		Equity Method - Other	Other Investments	Total
Balance, Beg. of Period	$10,810,113	$8,721,478	$3,223,540		$1,622,885	$1,694,797	$26,072,813
Transfers In / (Out) Due to Changes in Consolidation	—	231,872	(230,163)		(20,523)	—	(18,814)
Transfers In	—	—	197,972	(1)	136,374	—	334,346
Transfers Out	(18,315)	—	—		(58,475)	(2,473)	(79,263)
Asset Purchases	1,266,063	272,854	994,130		79,079	127,365	2,739,491
Sales / Paydowns	(846,038)	(642,056)	(2,847)		(2,642)	(17,264)	(1,510,847)
Settlements	—	9,355	—		—	—	9,355
Net Realized Gains (Losses)	622,773	(158,211)	(23,109)		(26,069)	1,128	416,512
Net Unrealized Gains (Losses)	792,383	267,100	280,582		202,230	90,776	1,633,071
Change in Other Comprehensive Income	—	21,586	—		—	—	21,586
Balance, End of Period	$12,626,979	$8,723,978	$4,440,105		$1,932,859	$1,894,329	$29,618,250

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$1,180,782	$127,060	$280,582		$175,898	$90,711	$1,855,033

(1) Includes working and royalty interests that were held directly by KKR, which have been transferred into a consolidated investment fund on August 18, 2020 as discussed in Note 2 "Summary of Significant Accounting Policies".

Notes to Financial Statements (Continued)

	Three Months Ended September 30, 2019
	Level III Investments							Level III Debt Obligations
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method - Other	Other Investments	Total	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$7,397,892	$7,844,862	$2,088,657	$3,246,055	$1,669,322	$2,295,334	$24,542,122	$1,922,303
Transfers In / (Out) Due to Changes in Consolidation	—	958,000	(2,015,130)	—	—	—	(1,057,130)	(1,046,515)
Transfers In	8,602	149,804	—	18,429	—	—	176,835	—
Transfers Out	—	—	—	—	(134,133)	(36,018)	(170,151)	—
Asset Purchases / Debt Issuances	75,979	811,891	—	408,852	5,409	148,376	1,450,507	—
Sales / Paydowns	(60,080)	(329,310)	—	(139,879)	(82,268)	(178,916)	(790,453)	—
Settlements	—	(2,047)	—	—	—	—	(2,047)	—
Net Realized Gains (Losses)	33	(1,539)	(2,759)	25,760	1,777	57,056	80,328	—
Net Unrealized Gains (Losses)	198,243	(142,160)	(70,768)	(123,618)	(10,137)	(113,952)	(262,392)	(73,097)
Change in Other Comprehensive Income	—	(8,836)	—	—	—	—	(8,836)	—
Balance, End of Period	$7,620,669	$9,280,665	$—	$3,435,599	$1,449,970	$2,171,880	$23,958,783	$802,691

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$198,243	$(141,880)	$—	$(95,843)	$(12,905)	$(83,556)	$(135,941)	$831

	Nine Months Ended September 30, 2020
	Level III Investments
	Private Equity	Credit	Real Assets		Equity Method - Other	Other Investments	Total
Balance, Beg. of Period	$9,871,682	$9,217,759	$3,567,944		$1,656,045	$2,154,755	$26,468,185
Transfers In / (Out) Due to Changes in Consolidation	—	231,872	(230,163)		(20,523)	—	(18,814)
Transfers In	—	—	197,972	(1)	136,374	—	334,346
Transfers Out	(18,315)	—	(113,770)		(58,475)	(2,473)	(193,033)
Asset Purchases	1,950,875	1,792,397	1,502,382		161,147	309,358	5,716,159
Sales / Paydowns	(879,646)	(1,732,825)	(262,274)		(2,710)	(68,677)	(2,946,132)
Settlements	—	(22,805)	—		—	—	(22,805)
Net Realized Gains (Losses)	616,451	(193,003)	34,339		(82,648)	(255,721)	119,418
Net Unrealized Gains (Losses)	1,085,932	(571,430)	(256,325)		143,649	(242,913)	158,913
Change in Other Comprehensive Income	—	2,013	—		—	—	2,013
Balance, End of Period	$12,626,979	$8,723,978	$4,440,105		$1,932,859	$1,894,329	$29,618,250

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$1,466,074	$(733,768)	$(247,961)		$60,926	$(484,905)	$60,366

(1) Includes working and royalty interests that were held directly by KKR, which have been transferred into a consolidated investment fund on August 18, 2020 as discussed in Note 2 "Summary of Significant Accounting Policies".

Notes to Financial Statements (Continued)

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments that are measured and reported at fair value and categorized within Level III as of September 30, 2020:

	Fair Value September 30, 2020		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$12,626,979

Private Equity	$10,510,089		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	7.1%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	27.1%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	59.9%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	13.0%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	16.0x	8.2x - 24.6x	Increase
				Enterprise Value/Forward EBITDA Multiple	15.4x	6.5x - 20.6x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	9.6%	6.4% - 18.2%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	13.1x	6.0x - 17.5x	Increase

Growth Equity	$2,116,890		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	11.3%	10.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	41.3%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	10.7%	0.0% - 50.0%	(5)
				Weight Ascribed to Milestones	48.0%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	59.8%	25.0% - 70.0%	Increase
				Downside	12.9%	5.0% - 75.0%	Decrease
				Upside	27.3%	0.0% - 45.0%	Increase

Credit	$8,723,978		Yield Analysis	Yield	8.3%	5.2% - 37.5%	Decrease
				Net Leverage	5.1x	0.3x - 19.3x	Decrease
				EBITDA Multiple	9.6x	1.0x - 28.6x	Increase

Real Assets	$4,440,105

Energy	$1,728,637		Discounted cash flow	Weighted Average Cost of Capital	10.6%	9.1% - 14.5%	Decrease
				Average Price Per BOE (8)	$32.09	$25.21 - $34.88	Increase

Infrastructure	$743,212	(10)	Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	6.5%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	19.6%	0.0% - 75.0%	(5)
				Weight Ascribed to Transaction Price	73.9%	0.0% - 100.0%	(6)

Real Estate	$1,968,256		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	23.3%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	76.7%	0.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	5.8%	4.3% - 7.8%	Decrease
			Discounted cash flow	Unlevered Discount Rate	7.1%	4.9% - 18.0%	Decrease

Equity Method - Other	$1,932,859		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.3%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	42.6%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	46.5%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	10.9%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	13.7x	9.4x - 28.1x	Increase
				Enterprise Value/Forward EBITDA Multiple	14.4x	7.2x - 22.4x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	8.4%	5.5% - 17.5%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	11.0x	6.0x - 18.0x	Increase

Notes to Financial Statements (Continued)

	Fair Value September 30, 2020		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Other Investments	$1,894,329	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.5%	5.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	35.0%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	40.6%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	24.4%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.2x	1.4x - 28.5x	Increase
				Enterprise Value/Forward EBITDA Multiple	14.0x	1.3x - 26.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	14.7%	8.3% - 25.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.2x	6.9x - 11.0x	Increase

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

(10)
Consists of two infrastructure investments. One infrastructure investment was purchased during the quarter and valued at the acquisition price since this was the best indicator of fair value. Other investment was valued using a market comparables and discounted cash flow analysis. The significant inputs used in the market comparables approach included the Forward EBITDA multiple 10.9x. The significant inputs used in the discounted cash flow approach included the weighted average cost of capital 8.4% and the enterprise value/LTM EBITDA exit multiple 10.0x.

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

Notes to Financial Statements (Continued)

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2020	December 31, 2019
Assets
Private Equity	$—	$—
Credit	6,535,237	6,451,765
Investments of Consolidated CFEs	16,647,431	14,948,237
Real Assets	204,664	222,488
Equity Method - Other	2,346,717	1,934,555
Other Investments	172,852	395,637
Total	$25,906,901	$23,952,682

Liabilities
Debt Obligations of Consolidated CFEs	$16,279,747	$14,658,137
Total	$16,279,747	$14,658,137

Notes to Financial Statements (Continued)

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$—	$—	$—	$—	$—	$—
Credit	6,105	93,955	100,060	14,704	(141,285)	(126,581)
Investments of Consolidated CFEs	(33,373)	425,660	392,287	(6,874)	(94,137)	(101,011)
Real Assets	—	6,423	6,423	(93)	(11,772)	(11,865)
Equity Method - Other	(26,079)	344,316	318,237	1,654	26,279	27,933
Other Investments	49	7,924	7,973	7,242	(8,545)	(1,303)
Total	$(53,298)	$878,278	$824,980	$16,633	$(229,460)	$(212,827)

Liabilities
Debt Obligations of Consolidated CFEs	$—	$(317,299)	$(317,299)	$—	$68,604	$68,604
Total	$—	$(317,299)	$(317,299)	$—	$68,604	$68,604

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$—	$—	$—	$—	$194	$194
Credit	(42,878)	5,458	(37,420)	(51,836)	(136,786)	(188,622)
Investments of Consolidated CFEs	(127,175)	(424,918)	(552,093)	(20,545)	203,141	182,596
Real Assets	153	(17,882)	(17,729)	1,689	5,598	7,287
Equity Method - Other	(82,671)	271,243	188,572	12,332	64,236	76,568
Other Investments	(60,241)	52,755	(7,486)	8,216	2,674	10,890
Total	$(312,812)	$(113,344)	$(426,156)	$(50,144)	$139,057	$88,913

Liabilities
Debt Obligations of Consolidated CFEs	$—	$337,634	$337,634	$—	$(257,355)	$(257,355)
Total	$—	$337,634	$337,634	$—	$(257,355)	$(257,355)

Notes to Financial Statements (Continued)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK

For the three and nine months ended September 30, 2020 and 2019, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,056,502	$241,213	$466,265	$1,456,584
(-) Accumulated Series C Mandatory Convertible Preferred Dividend	8,817	—	8,817	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$1,047,685	$241,213	$457,448	$1,456,584
(+) Accumulated Series C Mandatory Convertible Preferred Dividend (if dilutive)	8,817	—	—	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$1,056,502	$241,213	$457,448	$1,456,584

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	562,425,576	546,336,936	560,124,947	541,631,675
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$1.86	$0.44	$0.82	$2.69

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	562,425,576	546,336,936	560,124,947	541,631,675
Incremental Common Shares:
Assumed vesting of dilutive equity awards	9,954,502	13,195,129	9,786,034	13,154,681
Assumed conversion of Series C Mandatory Convertible Preferred Stock	16,736,309	—	—	—
Weighted Average Shares of Common Stock Outstanding - Diluted	589,116,387	559,532,065	569,910,981	554,786,356
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$1.79	$0.43	$0.80	$2.63
Net Income Available to KKR & Co. Inc. Common Stockholders - Basic reflects the accumulated undeclared dividends on Series C Mandatory Convertible Preferred Stock of $8.8 million for the three and nine months ended September 30, 2020.
For the three months ended September 30, 2020, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was dilutive, and as such (i) 16.7 million shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to September 30, 2020) were included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) $8.8 million of Accumulated Series C Mandatory Convertible Preferred Dividend were excluded from Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
For the nine months ended September 30, 2020, the impact of the Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was anti-dilutive, and as such 5.6 million shares underlying Series C Mandatory Convertible Preferred Stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to September 30, 2020) were excluded from the Weighted Average Shares of Common Stock Outstanding - Diluted.
For the three and nine months ended September 30, 2020 and 2019, Weighted Average Shares of Common Stock Outstanding - Diluted includes unvested equity awards that have been granted under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") and the KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, the "Equity Incentive Plans"). Vesting of these equity interests dilute KKR & Co. Inc. and KKR Holdings pro rata in accordance with their respective ownership interests in KKR Group Partnership.

Notes to Financial Statements (Continued)

For the three and nine months ended September 30, 2020 and 2019, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR's respective ownership interests in the KKR Group Partnership.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted Average KKR Holdings Units	282,692,900	296,248,180	285,757,397	297,624,035

Additionally, for the three and nine months ended September 30, 2020 and 2019, 5.0 million shares of KKR common stock subject to a market price-based vesting condition were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the vesting conditions have not been satisfied. See Note 12 "Equity Based Compensation."

Notes to Financial Statements (Continued)

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	September 30, 2020	December 31, 2019
Unsettled Investment Sales (1)	$684,163	$86,033
Receivables	58,785	26,893
Due from Broker (2)	255,871	65,154
Oil & Gas Assets, net (3)	—	215,243
Deferred Tax Assets, net	176,950	158,574
Interest Receivable	188,476	156,026
Fixed Assets, net (4)	722,735	633,025
Foreign Exchange Contracts and Options (5)	234,358	188,572
Goodwill (6)	83,500	83,500
Derivative Assets	41,718	23,139
Prepaid Taxes	78,527	84,462
Prepaid Expenses	29,303	14,596
Operating Lease Right of Use Assets (7)	160,139	121,101
Deferred Financing Costs	18,520	12,374
Other	275,312	139,544
Total	$3,008,357	$2,008,236

(1)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(2)	Represents amounts held at clearing brokers resulting from securities transactions.

(3)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization of $5.7 million and $4.7 million for the three months ended September 30, 2020 and 2019, respectively, and $18.1 million and $24.7 million for the nine months ended September 30, 2020 and 2019, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. As discussed in Note 2 "Summary of Significant Accounting Policies", all the working and royalty interests in oil and natural gas properties, which were directly held by KKR, were transferred into a consolidated investment fund.

(4)
Net of accumulated depreciation and amortization of $146.6 million and $132.7 million as of September 30, 2020 and December 31, 2019, respectively. Depreciation and amortization expense of $4.6 million and $4.3 million for the three months ended September 30, 2020 and 2019, respectively, and $14.2 million and $13.0 million for the nine months ended September 30, 2020 and 2019, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.

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

(6)	As of September 30, 2020, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.

(7)
KKR’s non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $13.9 million and $12.0 million for the three months ended September 30, 2020 and 2019, respectively, and $39.7 million and $35.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Notes to Financial Statements (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2020	December 31, 2019
Amounts Payable to Carry Pool (1)	$1,393,381	$1,448,879
Unsettled Investment Purchases (2)	1,352,482	481,337
Securities Sold Short (3)	434,598	251,223
Derivative Liabilities	115,221	34,174
Accrued Compensation and Benefits	558,179	131,719
Interest Payable	177,434	234,165
Foreign Exchange Contracts and Options (4)	263,927	39,364
Accounts Payable and Accrued Expenses	156,963	118,454
Taxes Payable	36,484	32,682
Uncertain Tax Positions	68,665	65,716
Unfunded Revolver Commitments	56,085	75,842
Operating Lease Liabilities (5)	161,165	125,086
Other Liabilities	86,534	58,922
Total	$4,861,118	$3,097,563

(1)	Represents the amount of carried interest payable to current and former KKR employees with respect to KKR's active funds and co-investment vehicles that provide for carried interest.

(2)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

(5)
KKR’s operating leases have remaining lease terms that range from approximately one year to 15 years, some of which include options to extend the leases for up to three years. The weighted average remaining lease terms were 8.78 years and 4.46 years as of September 30, 2020 and December 31, 2019, respectively. The weighted average discount rates were 1.33% and 2.53% as of September 30, 2020 and December 31, 2019, respectively.

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
KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of September 30, 2020, KKR's commitments to these unconsolidated investment funds were $3.3 billion. KKR has not provided any financial support other than its obligated amount as of September 30, 2020.
As of September 30, 2020 and December 31, 2019, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	September 30, 2020	December 31, 2019
Investments	$5,142,463	$5,329,368
Due from (to) Affiliates, net	513,939	439,374
Maximum Exposure to Loss	$5,656,402	$5,768,742

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
In certain other cases, KKR has majority-owned consolidated investment vehicles and other entities that make investments and purchase other assets with borrowings that are collateralized only by the investments and assets they own.
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
KKR's borrowings consisted of the following:

	September 30, 2020				December 31, 2019
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	455,014	—	—		444,904	—	—
KCM 364-Day Revolving Credit Agreement	750,000	—	—		750,000	—	—
Notes Issued:
KKR Issued 0.509% Notes Due 2023 (1)	—	236,006	236,769	(14)	—	228,280	228,026	(14)
KKR Issued 0.764% Notes Due 2025 (2)	—	46,840	47,635	(14)	—	45,255	45,856	(14)
KKR Issued 1.625% Notes Due 2029 (3)	—	752,541	809,005	(15)	—	718,478	758,903	(15)
KKR Issued 3.750% Notes Due 2029 (4)	—	741,967	863,460	(14)	—	493,962	533,505	(14)
KKR Issued 1.595% Notes Due 2038 (5)	—	96,462	102,638	(14)	—	93,325	98,524	(14)
KKR Issued 5.500% Notes Due 2043 (6)	—	492,429	636,235	(14)	—	492,175	613,415	(14)
KKR Issued 5.125% Notes Due 2044 (7)	—	991,380	1,249,730	(14)	—	991,106	1,186,670	(14)
KKR Issued 3.625% Notes Due 2050 (8)	—	492,056	516,180	(14)	—	—	—
KKR Issued 3.500% Notes Due 2050 (9)	—	735,036	760,508	(14)	—	—	—
KFN Issued 5.500% Notes Due 2032 (10)	—	494,419	496,028		—	494,054	504,807
KFN Issued 5.200% Notes Due 2033 (11)	—	118,502	115,802		—	118,411	117,834
KFN Issued 5.400% Notes Due 2033 (12)	—	68,843	68,774		—	68,774	70,059
KFN Issued Junior Subordinated Notes (13)	—	234,472	156,740		—	233,473	185,485
	2,205,014	5,500,953	6,059,504		2,194,904	3,977,293	4,343,084

Other Debt Obligations	5,715,560	25,950,688	25,943,788		3,865,495	23,035,991	23,035,991

	$7,920,574	$31,451,641	$32,003,292		$6,060,399	$27,013,284	$27,379,075

(1)
¥25 billion (or $237.5 million) aggregate principal amount of 0.509% senior notes of KKR due 2023. Borrowing outstanding is presented net of unamortized debt issuance costs of $0.7 million and $1.0 million as of September 30, 2020 and December 31, 2019, respectively. These senior notes are denominated in Japanese Yen ("JPY").

(2)
¥5.0 billion (or $47.5 million) aggregate principal amount of 0.764% senior notes of KKR due 2025. Borrowing outstanding is presented net of unamortized debt issuance costs of $0.5 million and $0.6 million as of September 30, 2020 and December 31, 2019, respectively. These senior notes are denominated in JPY.

Notes to Financial Statements (Continued)

(3)
€650 million (or $760.5 million) aggregate principal amount of 1.625% senior notes of KKR due 2029. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $5.3 million and $6.3 million as of September 30, 2020 and December 31, 2019, respectively. These senior notes are denominated in euro.

(4)
$750 million aggregate principal amount of 3.750% senior notes of KKR due 2029. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $5.9 million and $4.7 million as of September 30, 2020 and December 31, 2019, respectively.

(5)
¥10.3 billion (or $97.9 million) aggregate principal amount of 1.595% senior notes of KKR due 2038. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.1 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively. These senior notes are denominated in JPY.

(6)
$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $3.3 million and $3.4 million as of September 30, 2020 and December 31, 2019, respectively.

(7)
$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044. Borrowing outstanding is presented net of (i) unamortized note discount (net of premium) and (ii) unamortized debt issuance costs of $7.4 million and $7.7 million as of September 30, 2020 and December 31, 2019, respectively.

(8)
$500 million aggregate principal amount of 3.625% senior notes of KKR due 2050. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $5.4 million as of September 30, 2020.

(9)
$750 million aggregate principal amount of 3.500% senior notes of KKR due 2050. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $8.2 million as of September 30, 2020.

(10)
KKR consolidates KFN and thus reports KFN's outstanding $500.0 million aggregate principal amount of 5.500% senior notes due 2032. Borrowing outstanding is presented net of (i) unamortized note discount and (ii) unamortized debt issuance costs of $3.8 million and $4.0 million as of September 30, 2020 and December 31, 2019, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(11)
KKR consolidates KFN and thus reports KFN's outstanding $120.0 million aggregate principal amount of 5.200% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.5 million and $1.6 million as of September 30, 2020 and December 31, 2019, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(12)
KKR consolidates KFN and thus reports KFN's outstanding $70.0 million aggregate principal amount of 5.400% senior notes due 2033. Borrowing outstanding is presented net of unamortized debt issuance costs of $1.2 million and $1.2 million as of September 30, 2020 and December 31, 2019, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(13)
KKR consolidates KFN and thus reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 2.7% and 4.4% and the weighted average years to maturity is 16.0 years and 16.8 years as of September 30, 2020 and December 31, 2019, respectively. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

(14)	The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.

(15)	The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.

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

As of September 30, 2020, no amounts were outstanding under the KCM Credit Agreement; however various letters of credit were outstanding in the amount of $45.0 million, which reduce the overall borrowing capacity of the KCM Credit Agreement. On November 3, 2020, the KCM Credit Agreement was amended to increase the total borrowing capacity to $750 million.

Notes to Financial Statements (Continued)

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

Notes Issuance

KKR Issued 3.625% Senior Notes Due 2050
On February 25, 2020, KKR Group Finance Co. VII LLC, an indirect subsidiary of KKR & Co. Inc., issued $500 million aggregate principal amount of its 3.625% Senior Notes due 2050 (the "3.625% 2050 Senior Notes"). The 3.625% 2050 Senior Notes are guaranteed by KKR & Co. Inc. and KKR Group Partnership.

The 3.625% 2050 Senior Notes bear interest at a rate of 3.625% per annum and will mature on February 25, 2050, unless earlier redeemed. Interest on the 3.625% 2050 Senior Notes accrues from February 25, 2020 and is payable semi-annually in arrears on February 25 and August 25 of each year, commencing on August 25, 2020 and ending on the applicable maturity date. The 3.625% 2050 Senior Notes are unsecured and unsubordinated obligations of the issuer. The 3.625% 2050 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the guarantors. The guarantees are unsecured and unsubordinated obligations of the guarantors.

The indenture, as supplemented by the first supplemental indenture, related to the 3.625% 2050 Senior Notes includes covenants, including limitations on the issuer's and the guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 3.625% 2050 Senior Notes may declare the 3.625% 2050 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 3.625% 2050 Senior Notes and any accrued and unpaid interest on the 3.625% 2050 Senior Notes automatically become due and payable. Prior to August 25, 2049, the issuer may redeem the 3.625% 2050 Senior Notes at its option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 3.625% 2050 Senior Notes. On or after August 25, 2049, the issuer may redeem the 3.625% 2050 Senior Notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 3.625% 2050 Senior Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date of redemption. If a change of control repurchase event occurs, the 3.625% 2050 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 3.625% 2050

Notes to Financial Statements (Continued)

Senior Notes repurchased plus any accrued and unpaid interest on the 3.625% 2050 Senior Notes repurchased to, but not including, the date of repurchase.

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

KKR Issued 3.500% Senior Notes Due 2050
On August 25, 2020, KKR Group Finance Co. VIII LLC, an indirect subsidiary of KKR & Co. Inc., issued $750 million aggregate principal amount of its 3.500% Senior Notes due 2050 (the "3.500% 2050 Senior Notes"). The 3.500% 2050 Senior Notes are guaranteed by KKR & Co. Inc. and KKR Group Partnership.

The 3.500% 2050 Senior Notes bear interest at a rate of 3.500% per annum and will mature on August 25, 2050, unless earlier redeemed. Interest on the 3.500% 2050 Senior Notes accrues from August 25, 2020 and is payable semi-annually in arrears on February 25 and August 25 of each year, commencing on February 25, 2021 and ending on the applicable maturity date. The 3.500% 2050 Senior Notes are unsecured and unsubordinated obligations of the issuer. The 3.500% 2050 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the guarantors. The guarantees are unsecured and unsubordinated obligations of the guarantors.

The indenture includes covenants, including limitations on the issuer’s and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The indenture also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 3.500% 2050 Senior Notes may declare the 3.500% 2050 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 3.500% 2050 Senior Notes and any accrued and unpaid interest on the 3.500% 2050 Senior Notes automatically become due and payable. Prior to February 25, 2050, the issuer may redeem the 3.500% 2050 Senior Notes at its option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 3.500% 2050 Senior Notes. On or after February 25, 2050, the issuer may redeem the 3.500% 2050 Senior Notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 3.500% 2050 Senior Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date of redemption. If a change of control repurchase event occurs, the 3.500% 2050 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 3.500% 2050 Senior Notes repurchased plus any accrued and unpaid interest on the 3.500% 2050 Senior Notes repurchased to, but not including, the date of repurchase.

If KKR's acquisition of Global Atlantic has not closed on or prior to May 7, 2021 (or any later date as extended pursuant to the merger agreement relating to the acquisition), or if such merger agreement is terminated or KKR determines in its reasonable judgment that the acquisition will not occur (each such event, a "Special Mandatory Redemption Event"), the issuer will be required to redeem all of the outstanding 3.500% 2050 Senior Notes on the 20th day (or if such day is not a business day, the first business day thereafter) after the occurrence of a Special Mandatory Redemption Event at a special mandatory redemption price equal to 101% of the aggregate principal amount of the 3.500% 2050 Senior Notes, plus accrued and unpaid interest thereon, if any, to, but excluding, the special mandatory redemption date.

Notes to Financial Statements (Continued)

Other Debt Obligations

As of September 30, 2020, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other	$5,715,560	$9,670,941	$9,664,041	2.8%	3.8
Debt Obligations of Consolidated CLOs	—	16,279,747	16,279,747	(1)	10.4
	$5,715,560	$25,950,688	$25,943,788

(1)
The senior notes of the consolidated CLOs had a weighted average interest rate of 1.9%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of September 30, 2020, the fair value of the consolidated CFE assets was $17.9 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.
Debt Covenants
Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of September 30, 2020. KKR is in compliance with its debt covenants in all material respects as of September 30, 2020.

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
The effective tax rates were 10.8% and 13.6% for the three months ended September 30, 2020 and 2019, respectively and 22.7% and 10.4% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate differs from the statutory rate primarily because a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties.
Future realization of deferred tax assets is dependent on KKR generating sufficient taxable income before the tax benefits are expected to expire. KKR considers projections of taxable income in evaluating its ability to utilize those deferred tax assets. In projecting its taxable income, KKR begins with historical results and incorporates assumptions concerning the amount and timing of future pretax operating income. Those assumptions require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business.  As of September 30, 2020, $18.6 million of deferred tax assets are not considered to be more likely than not to be realized prior to the expiration of the related loss carryforwards. For that portion of the total deferred tax asset, a valuation allowance has been recorded.

During the three and nine months ended September 30, 2020, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, it did not have a material impact on KKR's financial statements for the current period.

Notes to Financial Statements (Continued)

12. EQUITY BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equity Incentive Plans	$42,488	$54,395	$133,424	$157,891
KKR Holdings Principal Awards	21,759	22,539	63,358	69,008
Total (1)	$64,247	$76,934	$196,782	$226,899

(1)
Includes approximately $26.4 thousand and $0.4 million of equity based compensation for the three and nine months ended September 30, 2020, respectively, and $0.6 million and $1.1 million of equity based compensation for the three and nine months ended September 30, 2019, respectively, related to employees of equity method investees. Such amounts are included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

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

In addition, the grant date fair value assumes that holders of the Market Condition Awards will not participate in dividends until such awards have met their vesting requirements. Compensation expense is recognized over the Derived Vesting Period, which was estimated to be 3 years from the date of grant, on a straight-line basis. As of September 30, 2020, there was approximately $0.6 million of estimated unrecognized compensation expense related to unvested Market Condition Awards and such awards did not meet their market-price based vesting condition.
As of September 30, 2020, there was approximately $168.8 million of total estimated unrecognized expense related to unvested awards, including Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2020	$31.6
2021	86.4
2022	39.7
2023	9.1
2024	1.7
2025	0.3
Total	$168.8

A summary of the status of unvested awards granted under the Equity Incentive Plans, excluding Market Condition Awards as described above, from January 1, 2020 through September 30, 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	22,697,645	$18.46
Granted	437,942	25.91
Vested	(6,687,215)	15.57
Forfeitures	(798,170)	19.21
Balance, September 30, 2020	15,650,202	$19.87

The weighted average remaining vesting period over which unvested awards are expected to vest is 0.9 years.

Notes to Financial Statements (Continued)

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plans is presented below:

Vesting Date	Shares
October 1, 2020	4,013,270
April 1, 2021	4,639,350
October 1, 2021	2,648,552
April 1, 2022	1,620,660
October 1, 2022	1,402,618
April 1, 2023	837,401
October 1, 2023	168,537
April 1, 2024	187,970
October 1, 2024	5,133
April 1, 2025	126,711
15,650,202

KKR Holdings Awards
KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common stock of KKR & Co. Inc. on a one-for-one basis. As of September 30, 2020 and 2019, KKR Holdings owned approximately 33.0% or 278,781,478 units and 35.1% or 295,746,147 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service based vesting, typically over a three to five year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, award recipients are subject to the terms of a confidentiality and restrictive covenants agreement that would require the forfeiture of certain vested and unvested units should the terms of the agreement be violated. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. All of the KKR Holdings units (except for less than 1.2% of the outstanding KKR Holdings units) have been granted as of September 30, 2020, and certain Holdings units remain subject to vesting.
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
As of September 30, 2020, there was approximately $87.1 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2020	$16.5
2021	44.8
2022	25.8
Total	$87.1

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2020 through September 30, 2020 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	16,569,479	$14.43
Granted	—	—
Vested	(3,029,479)	11.86
Forfeitures	(360,000)	11.19
Balance, September 30, 2020	13,180,000	$15.12

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.0 years.
A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
October 1, 2020	2,940,000
May 1, 2021	2,905,000
October 1, 2021	3,425,000
October 1, 2022	3,910,000
13,180,000

Notes to Financial Statements (Continued)

13. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	September 30, 2020	December 31, 2019
Amounts due from portfolio companies	$139,561	$120,391
Amounts due from unconsolidated investment funds	626,356	594,184
Amounts due from related entities	2,970	2,824
Due from Affiliates	$768,887	$717,399
Due to Affiliates consists of:

	September 30, 2020	December 31, 2019
Amounts due to KKR Holdings - tax receivable agreement	$186,527	$131,288
Amounts due to unconsolidated investment funds	112,417	154,810
Due to Affiliates	$298,944	$286,098

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

Notes to Financial Statements (Continued)

Series C Mandatory Convertible Preferred Stock

On August 14, 2020, KKR & Co. Inc. issued 23,000,000 shares, or $1.15 billion aggregate liquidation preference, of its 6.00% Series C Mandatory Convertible Preferred Stock (the "Series C Mandatory Convertible Preferred Stock").

Unless converted or redeemed earlier in accordance with the terms of the Series C Mandatory Convertible Preferred Stock, each share of Series C Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be September 15, 2023, into between 1.1662 shares and 1.4285 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations related to the Series C Mandatory Convertible Preferred Stock. The number of shares of common stock issuable upon conversion will be determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to September 15, 2023.

Dividends on the Series C Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee thereof, at an annual rate of 6.00% on the liquidation preference of $50.00 per share of Series C Mandatory Convertible Preferred Stock, and may be paid in cash or, subject to certain limitations, in shares of common stock or, subject to certain limitations, any combination of cash and shares of common stock. If declared, dividends on the Series C Mandatory Convertible Preferred Stock will be payable quarterly on March 15, June 15, September 15 and December 15 of each year to, and including, September 15, 2023, commencing on December 15, 2020.

Upon KKR & Co. Inc.’s voluntary or involuntary liquidation, winding-up or dissolution, each holder of the Series C Mandatory Convertible Preferred Stock would be entitled to receive a liquidation preference in the amount of $50.00 per share of Series C Mandatory Convertible Preferred Stock, plus an amount equal to accumulated and unpaid dividends on such shares, whether or not declared, to, but excluding, the date fixed for liquidation, winding-up or dissolution, to be paid out of KKR & Co. Inc.’s assets legally available for distribution to its stockholders after satisfaction of debt and other liabilities owed to KKR & Co. Inc.’s creditors and holders of shares of its stock ranking senior to the Series C Mandatory Convertible Preferred Stock and before any payment or distribution is made to holders of any stock ranking junior to the Series C Mandatory Convertible Preferred Stock, including, without limitation, common stock.

If KKR's acquisition of Global Atlantic has not closed on or prior to May 7, 2021 (or any later date as extended pursuant to the merger agreement relating to the acquisition), or if such merger agreement is terminated or KKR determines in its reasonable judgment that the acquisition will not occur, KKR & Co. Inc. will have the right, but not the obligation, to redeem the Series C Mandatory Convertible Preferred Stock, in whole but not in part, at a redemption amount equal to $50.00 per share of the Series C Mandatory Convertible Preferred Stock plus accumulated and unpaid dividends (whether or not declared) to, but excluding, the date of redemption (or, where the average of the volume-weighted average price per share for each trading day in the relevant measurement period exceeds $35.00, at a redemption amount that includes a make-whole adjustment for the lost option value and lost dividends as a result of the redemption), each as more fully described in the certificate of designations.

In connection with the issuance of the Series C Mandatory Convertible Preferred Stock, the limited partnership agreement of KKR Group Partnership was amended to provide for preferred units with economic terms designed to mirror those of the Series C Mandatory Convertible Preferred Stock.

Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. The remaining amount available under the repurchase program is $462.0 million as of October 23, 2020.

Notes to Financial Statements (Continued)

The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares of common stock repurchased	—	—	10,209,673	1,370,289
Equity Awards for common stock retired	—	—	1,728,914	2,273,112

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

Notes to Financial Statements (Continued)

The following tables present the calculation of total noncontrolling interests:

	Three Months Ended September 30, 2020
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$14,217,950	$5,221,844	$19,439,794
Net income (loss) attributable to noncontrolling interests (1)	1,217,728	691,730	1,909,458
Other comprehensive income (loss), net of tax (2)	2,121	7,121	9,242
Exchange of KKR Holdings Units to Common Stock (3)	—	(140,794)	(140,794)
Equity-based and other non-cash compensation	—	21,802	21,802
Capital contributions	3,486,352	25	3,486,377
Capital distributions	(2,531,637)	(85,652)	(2,617,289)
Transfer of Oil and Gas Interests (See Note 2)	—	(23,358)	(23,358)
Changes in consolidation	(239,258)	—	(239,258)
Balance at the end of the period	$16,153,256	$5,692,718	$21,845,974

	Nine Months Ended September 30, 2020
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$13,966,250	$5,728,634	$19,694,884
Net income (loss) attributable to noncontrolling interests (1)	(95,721)	301,946	206,225
Other comprehensive income (loss), net of tax (2)	(5,053)	249	(4,804)
Exchange of KKR Holdings Units to Common Stock(3)	—	(221,548)	(221,548)
Equity-based and other non-cash compensation	—	63,596	63,596
Capital contributions	5,796,607	73	5,796,680
Capital distributions	(3,247,739)	(164,319)	(3,412,058)
Transfer of interests under common control (4)	(21,830)	7,445	(14,385)
Transfer of Oil and Gas Interests (See Note 2)	—	(23,358)	(23,358)
Changes in consolidation	(239,258)	—	(239,258)
Balance at the end of the period	$16,153,256	$5,692,718	$21,845,974

	Three Months Ended September 30, 2019
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$13,050,893	$5,355,692	$18,406,585
Net income (loss) attributable to noncontrolling interests (1)	(88,173)	175,231	87,058
Other comprehensive income (loss), net of tax (2)	(3,877)	(6,481)	(10,358)
Exchange of KKR Holdings Units to Common Stock (3)	—	(22,237)	(22,237)
Equity-based and other non-cash compensation	—	22,539	22,539
Capital contributions	713,166	23	713,189
Capital distributions	(692,224)	(37,109)	(729,333)
Balance at the end of the period	$12,979,785	$5,487,658	$18,467,443

Notes to Financial Statements (Continued)

	Nine Months Ended September 30, 2019
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$10,984,910	$4,625,448	$15,610,358
Net income (loss) attributable to noncontrolling interests (1)	825,954	1,017,827	1,843,781
Other comprehensive income (loss), net of tax (2)	(2,966)	(6,645)	(9,611)
Exchange of KKR Holdings Units to Common Stock (3)	—	(59,014)	(59,014)
Equity-based and other non-cash compensation	—	68,460	68,460
Capital contributions	3,362,478	1,619	3,364,097
Capital distributions	(2,190,591)	(160,037)	(2,350,628)
Balance at the end of the period	$12,979,785	$5,487,658	$18,467,443

(1)	Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests held by KKR Holdings.

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
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$2,974,301	$336,612	$697,513	$3,325,388
(-) Net income (loss) attributable to Noncontrolling Interests in consolidated entities	1,217,728	(88,173)	(95,721)	825,954
(-) Series A and B Preferred Stock Dividends	8,341	8,341	25,023	25,023
(+) Income tax expense (benefit) attributable to KKR & Co. Inc.	319,717	81,970	159,855	387,255
Net income (loss) attributable to KKR & Co. Inc. Common Stockholders and KKR Holdings	$2,067,949	$498,414	$928,066	$2,861,666

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$691,730	$175,231	$301,946	$1,017,827

Notes to Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES
Funding Commitments
As of September 30, 2020, KKR had unfunded commitments consisting of $5,744.0 million to its active investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets business line. As of September 30, 2020, these commitments amounted to $449.0 million and $748.5 million, respectively.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has an arrangement with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of September 30, 2020 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in KKR's Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
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

Contingent Repayment Guarantees
The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of September 30, 2020, approximately $100.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their September 30, 2020 fair values. Of this amount, approximately $40.0 million is the obligation of certain current and former KKR employees, and approximately $60.0 million is the obligation of KKR. If the investments in all of our funds were to be liquidated at zero value, the clawback obligation would be approximately $2.4 billion. Of this amount, approximately $1.0 billion would be the obligation of certain current and former KKR employees, and approximately $1.4 billion would be the obligation of KKR. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.
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

Notes to Financial Statements (Continued)

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
17. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.135 per share of common stock of KKR & Co. Inc. was announced on October 30, 2020, and will be paid on December 1, 2020 to common stockholders of record as of the close of business on November 16, 2020. KKR Holdings will receive its pro rata share of the distribution from KKR Group Partnership.
Preferred Stock Dividend
A dividend of $0.421875 per share of Series A Preferred Stock has been declared as announced on October 30, 2020 and set aside for payment on December 15, 2020 to holders of record of Series A Preferred Stock as of the close of business on December 1, 2020.
A dividend of $0.406250 per share of Series B Preferred Stock has been declared as announced on October 30, 2020 and set aside for payment on December 15, 2020 to holders of record of Series B Preferred Stock as of the close of business on December 1, 2020.
A dividend of $1.0083 per share of Series C Preferred Stock has been declared as announced on October 30, 2020 and set aside for payment on December 15, 2020 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on December 1, 2020.

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
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 370 private equity investments in portfolio companies with a total transaction value in excess of $640 billion as of September 30, 2020. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, capital markets, infrastructure, energy, real estate, growth equity, core and impact investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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

Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of September 30, 2020, approximately 80% of our capital is committed for an average of 8 years or more, providing us with significant flexibility to increase the value of the investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.
Our Business Lines

Private Markets

Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity, core and impact investments. We also manage and sponsor investment funds that invest capital in real assets, such as infrastructure, energy and real estate. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of September 30, 2020, our Private Markets business line had $135.8 billion of AUM, consisting of $91.6 billion in private equity (including growth equity, core, and impact investments), $31.4 billion in real assets (including infrastructure, energy, and real estate) and $12.8 billion in other related strategies.

The table below presents information as of September 30, 2020, relating to our investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect additional capital raised, acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30, 2020.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest

Private Equity and Growth Equity Funds										0
Americas Fund XII	1/2017	1/2023	$13,500.0	$6,433.0	5.8%	$7,174.4	$192.3	$7,072.3	$11,226.3	$625.2
North America Fund XI	9/2012	1/2017	8,718.4	546.1	2.9%	9,609.9	11,986.8	4,866.9	8,848.3	741.1
2006 Fund (4)	9/2006	9/2012	17,642.2	247.4	2.1%	17,309.3	31,683.5	2,926.1	4,730.6	358.7
Millennium Fund (4)	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	14,123.1	—	6.1	1.3
European Fund V	3/2019	7/2025	6,401.0	4,362.6	1.8%	2,038.4	—	2,038.4	2,401.8	34.1
European Fund IV	12/2014	3/2019	3,516.6	266.2	5.7%	3,372.9	3,024.0	2,172.1	3,404.4	218.7
European Fund III (4)	3/2008	3/2014	5,513.1	153.3	5.2%	5,359.8	10,524.4	336.7	284.5	(17.2)
European Fund II (4)	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,507.4	—	34.3	(0.2)
Asian Fund IV	7/2020	7/2026	13,096.3	13,096.3	7.6%	—	—	—	—	—
Asian Fund III	4/2017	7/2020	9,000.0	3,719.3	5.6%	5,640.1	1,238.1	5,266.8	6,977.3	324.4
Asian Fund II	4/2013	4/2017	5,825.0	36.5	1.3%	6,802.5	4,779.1	4,107.5	5,159.6	214.0
Asian Fund (4)	7/2007	4/2013	3,983.3	—	2.5%	3,974.3	8,723.3	17.1	29.8	4.4
China Growth Fund (4)	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	831.9	531.1	428.2	(16.5)
Next Generation Technology Growth Fund II	12/2019	12/2025	2,088.3	1,463.6	7.2%	624.7	—	624.7	697.9	7.9
Next Generation Technology Growth Fund	3/2016	12/2019	658.9	6.8	22.5%	658.3	290.7	545.8	986.4	47.3
Health Care Strategic Growth Fund	12/2016	12/2021	1,331.0	917.9	11.3%	503.9	95.9	410.7	771.0	40.8
Global Impact Fund	2/2019	2/2025	1,242.2	804.7	8.1%	437.5	—	437.5	482.1	1.6
Private Equity and Growth Equity Funds			105,277.1	32,053.7		76,266.8	96,000.5	31,353.7	46,468.6	2,585.6

Co-Investment Vehicles and Other	Various	Various	10,494.0	3,232.7	Various	7,535.3	5,299.5	4,957.7	6,463.0	582.0

Total Private Equity and Growth Equity Funds			115,771.1	35,286.4		83,802.1	101,300.0	36,311.4	52,931.6	3,167.6

Core Investment Vehicles	Various	Various	9,900.3	3,512.2	35.6%	6,388.1	—	6,388.1	8,852.3	91.4

Real Assets
Energy Income and Growth Fund II	6/2018	6/2021	994.2	587.6	20.1%	416.3	9.6	407.1	396.5	—
Energy Income and Growth Fund	9/2013	6/2018	1,974.2	54.8	12.9%	1,967.9	785.9	1,288.3	995.0	—
Natural Resources Fund (4)	Various	Various	887.4	0.9	Various	886.5	123.2	194.2	71.2	—
Global Energy Opportunities	Various	Various	914.1	170.3	Various	518.4	138.1	347.6	216.6	—
Global Infrastructure Investors III	6/2018	6/2024	7,191.2	4,503.9	3.8%	2,856.8	169.5	2,799.2	2,891.7	—
Global Infrastructure Investors II	10/2014	6/2018	3,040.6	161.1	4.1%	3,119.4	2,667.7	2,067.1	2,425.0	36.8
Global Infrastructure Investors	9/2011	10/2014	1,040.2	25.1	4.8%	1,046.7	2,096.7	129.3	110.4	1.4
Asia Pacific Infrastructure Investors	1/2020	1/2026	2,805.6	2,805.6	8.9%	—	—	—	—	—
Real Estate Partners Americas II	5/2017	12/2020	1,921.2	787.7	7.8%	1,311.4	421.7	1,106.8	1,265.2	40.0
Real Estate Partners Americas	5/2013	5/2017	1,229.1	148.2	16.3%	1,010.7	1,354.5	199.9	98.1	0.2
Real Estate Partners Europe	9/2015	12/2019	713.1	198.5	9.6%	586.3	154.0	506.4	621.5	12.7
Real Estate Credit Opportunity Partners II	4/2019	6/2022	950.0	626.0	5.3%	324.0	5.9	324.0	318.4	—
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130.0	122.2	4.4%	1,007.8	210.9	1,007.8	937.1	—
Property Partners Americas	12/2019	(5)	2,012.5	1,686.7	24.8%	325.8	—	325.8	356.4	1.4
Co-Investment Vehicles and Other	Various	Various	6,791.9	4,029.4	Various	2,762.5	900.2	2,758.8	3,233.4	19.3

Real Assets			33,595.3	15,908.0		18,140.5	9,037.9	13,462.3	13,936.5	111.8

Other
Unallocated Commitments (6)			1,068.7	1,068.7	Various	—	—	—	—	—

Private Markets Total			$160,335.4	$55,775.3		$108,330.7	$110,337.9	$56,161.8	$75,720.4	$3,370.8

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on September 30, 2020, in the case of uncalled commitments.

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

The table below presents information as of September 30, 2020, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since September 30, 2020, or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	14,123.1	6.1	14,129.2	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,750.8	5,750.8	8,507.4	34.3	8,541.7	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,309.3	31,683.5	4,730.6	36,414.1	11.8%	9.2%	2.1
Asian Fund (2007)	3,983.3	3,974.3	8,723.3	29.8	8,753.1	18.9%	13.7%	2.2
European Fund III (2008) (2)	5,513.1	5,359.8	10,524.4	284.5	10,808.9	16.6%	11.5%	2.0
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	199.6	—	199.6	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010.0	1,010.0	831.9	428.2	1,260.1	6.0%	1.9%	1.2
Natural Resources Fund (2010)	887.4	886.5	123.2	71.2	194.4	(27.0)%	(28.9)%	0.2
Global Infrastructure Investors (2011) (2)	1,040.2	1,046.7	2,096.7	110.4	2,207.1	17.5%	15.5%	2.1
North America Fund XI (2012)	8,718.4	9,609.9	11,986.8	8,848.3	20,835.1	23.0%	18.3%	2.2
Asian Fund II (2013)	5,825.0	6,802.5	4,779.1	5,159.6	9,938.7	12.6%	9.0%	1.5
Real Estate Partners Americas (2013)	1,229.1	1,010.7	1,354.5	98.1	1,452.6	16.7%	11.9%	1.4
Energy Income and Growth Fund (2013)	1,974.2	1,967.9	785.9	995.0	1,780.9	(3.0)%	(5.6)%	0.9
Global Infrastructure Investors II (2014) (2)	3,040.6	3,119.4	2,667.7	2,425.0	5,092.7	18.3%	15.7%	1.6
European Fund IV (2015) (2)	3,516.6	3,372.9	3,024.0	3,404.4	6,428.4	26.0%	20.3%	1.9
Real Estate Partners Europe (2015) (2)	713.1	586.3	154.0	621.5	775.5	14.3%	9.9%	1.3
Next Generation Technology Growth Fund (2016)	658.9	658.3	290.7	986.4	1,277.1	31.8%	25.9%	1.9
Health Care Strategic Growth Fund (2016)	1,331.0	503.9	95.9	771.0	866.9	52.6%	30.2%	1.7
Americas Fund XII (2017)	13,500.0	7,174.4	192.3	11,226.3	11,418.6	28.9%	21.6%	1.6
Real Estate Credit Opportunity Partners (2017)	1,130.0	1,007.8	210.9	937.1	1,148.0	5.2%	5.0%	1.1
Core Investment Vehicles (2017)	9,900.3	6,388.1	—	8,852.3	8,852.3	20.2%	18.6%	1.4
Asian Fund III (2017)	9,000.0	5,640.1	1,238.1	6,977.3	8,215.4	33.7%	24.0%	1.5
Real Estate Partners Americas II (2017)	1,921.2	1,311.4	421.7	1,265.2	1,686.9	22.3%	16.8%	1.3
Global Infrastructure Investors III (2018) (2)	7,191.2	2,856.8	169.5	2,891.7	3,061.2	7.0%	2.3%	1.1
European Fund V (2019) (2)(3)	6,401.0	2,038.4	—	2,401.8	2,401.8	—	—	—
Energy Income and Growth Fund II (2019) (3)	994.2	416.3	—	396.5	396.5	—	—	—
Next Generation Technology Growth Fund II (2019) (3)	2,088.3	624.7	—	697.9	697.9	—	—	—
Global Impact Fund (2019) (3)	1,242.2	437.5	—	482.1	482.1	—	—	—
Asia Pacific Infrastructure Investors (2019) (3)	2,805.6	—	—	—	—	—	—	—
Property Partners Americas (2019) (3)	2,012.5	325.8	—	356.4	356.4	—	—	—
Real Estate Credit Opportunity Partners II (2019) (3)	950.0	324.0	—	318.4	318.4	—	—	—
Asian Fund IV (2020) (3)	13,096.3	—	—	—	—	—	—	—
Subtotal - Included Funds	144,347.9	100,795.7	112,941.9	65,807.4	178,749.3	15.9%	11.9%	1.8

All Funds	$160,822.4	$117,270.2	$163,211.2	$65,807.4	$229,018.6	25.6%	18.8%	2.0

(1)
These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction").

(2)
The following table presents information regarding investment funds with euro-denominated commitments. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on September 30, 2020, in the case of unfunded commitments.

Private Markets Investment Funds	Commitment (€ in millions)
European Fund	€196.5
European Fund II	€2,597.5
European Fund III	€2,882.8
E2 Investors (Annex Fund)	€55.5
Global Infrastructure Investors	€30.0
Global Infrastructure Investors II	€243.8
European Fund IV	€1,626.1
Real Estate Partners Europe	€276.6
Global Infrastructure Investors III	€987.0
European Fund V	€2,144.2

(3)
The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to September 30, 2020. None of the European Fund V, Energy Income and Growth Fund II, Next Generation Technology Growth Fund II, Global Impact Fund, Asia Pacific Infrastructure Investors, Property Partners Americas, Real Estate Credit Opportunities Partners II, or Asian Fund IV has invested for at least 24 months as of September 30, 2020. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.

(4)
An investment is considered realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have either made their first investment more recently than 24 months prior to September 30, 2020 or have not had any realizations.

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

Public Markets

Through our Public Markets business line, we operate our credit and hedge funds platforms. Our credit business invests capital in (i) leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations and private credit strategies such as direct lending and private opportunistic credit (or mezzanine) investment strategies. The funds, CLOs, separately managed accounts, investment companies registered under the Investment Company Act of 1940 (the "Investment Company Act") and alternative investment funds ("AIFs") in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland ("CBI"), and KKR Credit Advisors (Singapore) Pte. Ltd., which is regulated by the Monetary Authority of Singapore. Our business development company ("BDC") platform consists of BDCs advised by FS/KKR Advisor, LLC ("FS/KKR Advisor"), which is an investment adviser jointly owned by KKR and Franklin Square Holdings, L.P. ("FS Investments") following the completion of our strategic partnership with FS Investments on April 9, 2018. Our Public Markets business line also includes our hedge funds platform, which consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "hedge fund partnerships"). Our hedge fund partnerships offer a variety of investment strategies, including equity hedge funds, hedge fund-of-funds and credit hedge funds.
We intend to continue to grow the Public Markets business line by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

As of September 30, 2020, our Public Markets business line had $98.1 billion of AUM, comprised of $43.7 billion of assets managed in our leveraged credit strategies (which include $5.9 billion of assets managed in our opportunistic credit strategy and $1.9 billion of assets managed in our revolving credit strategy), $7.1 billion of assets managed in our special situations strategy, $22.8 billion of assets managed in our private credit strategies, $23.5 billion of assets managed through our hedge fund platform, and $1.0 billion of assets managed in other strategies. Our private credit strategies include $16.0 billion of assets managed in our direct lending strategy and $6.8 billion of assets managed in our private opportunistic credit strategy. Our BDC platform has approximately $14.7 billion in combined assets under management, which are reflected in the AUM of our leveraged credit strategies and alternative credit strategies above. We report all of the assets under management of the BDCs in our BDC platform. We report only a pro rata portion of the AUM in our strategic partnership with third-party hedge fund managers based on KKR's percentage ownership in them.
Credit

Performance
We generally review our performance in our credit business by investment strategy.

Our leveraged credit strategies principally invest through separately managed accounts, BDCs, CLOs and investment funds. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to September 30, 2020. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.31%	6.70%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	5.70%
Opportunistic Credit (3)	May 2008	11.21%	9.39%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.98%
Bank Loans	Apr 2011	4.84%	4.26%	S&P/LSTA Loan Index (4)	3.88%
High-Yield	Apr 2011	6.78%	6.20%	BoAML HY Master II Index (5)	5.85%
Bank Loans Conservative	Apr 2011	4.28%	3.70%	S&P/LSTA BB-B Loan Index (6)	3.94%
European Leveraged Loans (7)	Sep 2009	4.53%	4.01%	CS Inst West European Leveraged Loan Index (8)	3.41%
High-Yield Conservative	Apr 2011	6.23%	5.66%	BoAML HY BB-B Constrained (9)	5.96%
European Credit Opportunities (7)	Sept 2007	5.12%	4.18%	S&P European Leveraged Loans (All Loans) (10)	3.88%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

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

(11)	This strategy has not called any capital as of September 30, 2020. As a result, the gross and net return performance measures are not meaningful and are not included above.
Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to September 30, 2020. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Dislocation Opportunities Fund	May 2020	$2,797.3	$356.0	$7.2	$431.1	$438.3	N/A	N/A	N/A	$9.9
Special Situations Fund II	Dec 2014	3,524.7	2,996.3	769.8	2,127.0	2,896.8	(1.2)%	(3.4)%	1.0	—
Special Situations Fund	Dec 2012	2,274.3	2,273.0	1,552.4	509.1	2,061.5	(2.5)%	(4.7)%	0.9	—
Mezzanine Partners	Mar 2010	1,022.8	920.1	1,092.1	153.3	1,245.4	9.9%	6.7%	1.4	(20.0)
Private Credit Opportunities Partners II	Dec 2015	2,245.1	1,576.4	138.3	1,574.6	1,712.9	5.0%	3.4%	1.1	—
Lending Partners III	Apr 2017	1,497.8	661.4	167.8	669.6	837.4	15.9%	12.8%	1.3	13.6
Lending Partners II	Jun 2014	1,335.9	1,179.1	1,100.7	219.3	1,320.0	4.5%	3.3%	1.1	—
Lending Partners	Dec 2011	460.2	407.2	450.7	17.3	468.0	4.2%	2.5%	1.1	—
Lending Partners Europe II	Jun 2019	836.6	—	—	—	—	N/A	N/A	N/A	—
Lending Partners Europe	Mar 2015	847.6	635.3	229.8	372.6	602.4	(2.4)%	(5.3)%	0.9	—
Other Alternative Credit Vehicles	Various	10,769.4	6,003.7	3,616.3	3,887.9	7,504.2	N/A	N/A	N/A	28.6
Unallocated Commitments(4)	Various	124.3	—	—	—	—	N/A	N/A	N/A	—
All Funds		$27,736.0	$17,008.5	$9,125.1	$9,961.8	$19,086.9				$32.1
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

Public Markets AUM and Vehicle Structures
The table below presents information as of September 30, 2020, based on the investment funds, vehicles or accounts offered by our Public Markets business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$24,274	$22,840	0.10% - 1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	17,186	17,186	0.40% - 0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	41,460	40,026

Alternative Credit: (3)
Special Situations	7,358	4,096	0.50% - 1.75% (4)	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (2)
Private Credit	11,013	6,593	0.50% - 1.50%	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (2)
Total Alternative Credit	18,371	10,689

Hedge Funds (5)	23,470	21,475	0.50% - 2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	14,749	14,749	0.60%	8.00%	7.00%	Indefinite
Total	$98,050	$86,939

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

The capital markets business has a global footprint, with local presence and licenses to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. Our flagship capital markets subsidiary is KKR Capital Markets LLC, an SEC-registered broker-dealer and a member of the Financial Industry Regulatory Authority ("FINRA").

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
The chart below presents the holdings of our Principal Activities business line by asset class as of September 30, 2020:
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

Business Environment
Economic and Market Conditions
Impact of COVID-19

The outbreak of a novel strain of coronavirus ("COVID-19") continues to impact the United States and other countries throughout the world. In March 2020, the World Health Organization declared COVID-19 to be a pandemic and the United States declared a national emergency due to the outbreak. In connection with these declarations, various governments around the world have instituted measures to slow the transmissions of COVID-19, which substantially restrict individual and business activities. These measures have included, for example, closures of non-essential businesses, limitations of crowd size, stay-at-home orders, quarantines, heightened border controls and limitations on travel. Governments in the United States and around the world have responded with fiscal and monetary stimuli that aim to provide emergency assistance to individuals and businesses negatively impacted by COVID-19. The outbreak of COVID-19 and the actions taken in response have had far reaching impact on the U.S. and global economies, contributing to significant volatility in the financial markets, resulting in increased volatility in equity prices (including our common stock) and lower interest rates, and causing furloughs and layoffs in the labor market. While COVID-19 cases have temporarily declined in some parts of the United States, many states in the Southern, Midwestern and Western regions saw sharp increases in the infection rates as they began to allow businesses to reopen. COVID-19 cases have also continued to surge in certain countries outside the United States, and certain countries that were initially successful at containing the virus have experienced renewed outbreaks in recent months.
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
The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, financial performance and operating results for the quarterly periods and full fiscal year of 2020 and likely beyond, and may be material and affect us in ways that we cannot foresee at this time. Many of the adverse ways in which COVID-19 may impact us have already materialized and adversely affected (or may in the future materialize and adversely affect) our stock price, our portfolio valuations, and the operations of our business and the businesses of our portfolio companies, as well as the businesses of entities of which we or our funds are creditors, and our and their other counterparties, including suppliers and customers. These risks may, in the future, become even more significant than is currently the case or than is currently anticipated. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

•
Difficult market and economic conditions may adversely impact the valuations of our and our funds’ investments, particularly if the value of an investment is determined in whole or in part by reference to public equity markets. Valuations of our and our funds’ investments are generally correlated to the performance of the relevant equity and debt markets. Although valuations across our investments generally improved after the first quarter of 2020, driven by a strong rebound in equity and fixed income markets, the continuing existence and resurgence of COVID-19 cases, which among other things could result in a second shutdown of businesses, may negatively affect the value of our investment portfolio in the future and thereby adversely impact our book value per share, accrued carried interest and assets under management;

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

•
While the impact of COVID-19 on our portfolio companies has varied depending on the location and industry in which they operate, many of our portfolio companies operate in industries that have been, and continue to be, materially affected by COVID-19, including but not limited to healthcare, travel, entertainment, hospitality, senior living, energy and retail industries. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, limitations on business operations, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted or reinstated, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our funds’ investments. For a discussion of the pandemic's impact on our energy investments, see "—Commodity Markets";

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

The U.S. economy expanded significantly in the third quarter of 2020, driven largely by consumer spending as states began to reopen, as COVID-19 cases declined temporarily. In the United States, real GDP expanded by 33.1%, on a seasonally adjusted annualized basis, for the quarter ended September 30, 2020, compared to contraction of 31.4% for the quarter ended June 30, 2020; the U.S. unemployment rate was 7.9% as of September 30, 2020, down from 11.1% as of June 30, 2020; the U.S. core consumer price index was 1.7% on a year-over-year basis as of September 30, 2020, up from 1.2% on a year-over-year basis as of June 30, 2020; and the effective federal funds rate set by the U.S. Federal Reserve was 0.1% as of September 30, 2020, unchanged from June 30, 2020.
The European Union's economy also experienced a rebound in the third quarter of 2020, although certain countries in Europe, including France, Germany, Belgium, Ireland and England, reimposed restrictions and lock-downs as the number of COVID-19 cases surged across Europe after the third quarter. In the Euro Area, real GDP expanded by 12.7%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended September 30, 2020, compared to a contraction of 11.8%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended June 30, 2020; the Euro Area unemployment rate was 8.3% as of September 30, 2020, up from 7.9% as of June 30, 2020; Euro Area core inflation was 0.2% on a year-over-year basis as of September 30, 2020, down from 0.8% on a year-over-year basis as of June 30, 2020; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of September 30, 2020, unchanged from June 30, 2020.
Japan's economy grew 16.6% on a seasonally adjusted annualized basis in the third quarter of 2020 following its record 28.1% decline in the second quarter. China reported steady economic growth in the third quarter of 2020, fueled by strong retail sales and industrial production. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of September 30, 2020, unchanged from June 30, 2020; and in China, reported real GDP growth was 2.7%, on a seasonally adjusted quarter-over-quarter basis, for the quarter ended September 30, 2020, compared to 11.7% in the quarter ended June 30, 2020.
These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. Other key issues include (i) political uncertainty caused by, among other things, populist political parties, economic nationalist sentiments, tensions surrounding socioeconomic inequality issues, and the 2020 U.S. Presidential election, (ii) geopolitical uncertainty such as U.S.-China relations, (iii) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, and austerity programs, (iv) volatility or downturn in stock and credit markets, (v) any unexpected shift in the central banks' monetary policies, (vi) technological advancements and innovations that may disrupt marketplaces and businesses, and (vii) further developments regarding COVID-19 as discussed above. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" in our Annual Report.
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

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended September 30, 2020, global equity markets were positive, with the S&P 500 Index up 8.9% and the MSCI World Index up 8.0% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (the "VIX"), a measure of volatility, ended at 26.4 as of September 30, 2020, decreasing from 30.4 as of June 30, 2020. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report and see also "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report.
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

During the quarter ended September 30, 2020, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) contracted by 16 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) contracted by 103 basis points. The non-investment grade credit indices were up during the quarter ended September 30, 2020, with the S&P/LSTA Leveraged Loan Index up 4.1% and the BAML US High Yield Index up 4.7%. During the quarter ended September 30, 2020, 10-year government bond yields rose 3 basis points in the United States, rose 6 basis points in the United Kingdom, fell 7 basis points in Germany, rose 30 basis points in China, and fell 1 basis point in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report.

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

Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended September 30, 2020, the euro rose 4.3%, the British pound rose 4.2%, the Japanese yen rose 2.3%, and the Chinese renminbi rose 4.0%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk" in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended September 30, 2020, the 3-year forward price of WTI crude oil increased approximately 4%, and the 3-year forward price of natural gas increased approximately 5%. The 3-year forward price of WTI crude oil increased from approximately $43 per barrel to $44 per barrel, and the 3-year forward price of natural gas increased from approximately $2.38 per mcf to $2.49 per mcf as of June 30, 2020 and September 30, 2020, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In addition, because we hold certain energy real asset investments, which had a fair value of $0.7 billion as of September 30, 2020 on our balance sheet, these price movements would have an amplified impact on our financial results, to the extent unhedged, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" in our Annual Report and see also "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report.

Following significant volatility in the first half of 2020, due in large part to the COVID-19 pandemic, oil prices remained relatively stable during the third quarter albeit at prices meaningfully lower than pre-COVID-19 levels. If demand stays depressed, we expect significant volatility in oil prices to continue. While the impact to longer-term prices of crude oil and natural gas has been less pronounced, we expect downward price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given those commodity prices are an input in our valuation models. However, we expect the impact of the decline will be mitigated by the existence of our near-term commodity price hedges, which make long-term oil and natural gas prices a more significant driver of the valuation of our energy investments than spot prices. As of September 30, 2020, energy strategies make up approximately 1% of our assets under management, 2% of our total GAAP assets and 3% of our book assets.

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
For a further discussion of our noncontrolling interests policies, see Note 15 "Equity" to the financial statements included elsewhere in this report.
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
Adjusted Shares
Adjusted shares represents shares of common stock of KKR & Co. Inc. outstanding under GAAP adjusted to include shares issuable upon exchange of all units of KKR Holdings L.P. and the number of assumed shares of common stock issuable upon conversion of our Series C Mandatory Convertible Preferred Stock. We believe providing adjusted shares is useful to stockholders as it provides insight into the calculation of amounts available for distribution as dividends on a per adjusted share basis assuming all units of KKR Holdings L.P. and all shares of Series C Mandatory Convertible Preferred Stock are exchanged and converted, respectively, to shares of common stock. Weighted average adjusted shares is used in the calculation of after-tax distributable earnings per adjusted share and adjusted shares is used in the calculation of book value per adjusted share.
After-tax Distributable Earnings
After-tax distributable earnings is a non-GAAP performance measure of KKR’s earnings after interest expense, Series A and B preferred dividends, noncontrolling interests and income taxes paid.  After -tax distributable earnings excludes mark-to-market gains (losses) and is used by management to assess the net realized earnings of KKR for a given reporting period, after deducting equity-based compensation under the Equity Incentive Plans and adjusting to exclude the impact of strategic corporate transaction-related charges and non-recurring items, if any. KKR believes that after-tax distributable earnings is useful to stockholders as it aligns KKR’s net realization performance with the manner in which KKR receives its revenues and determines the compensation of its employees. Series C Mandatory Convertible Preferred Stock dividends have been excluded from after-tax distributable earnings because the definition of adjusted shares used to calculate after-tax distributable earnings per adjusted share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock. After-tax distributable earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy. Equity-based compensation expense is included in after-tax distributable earnings as a component of compensation expense in order to reflect the dilutive nature of these non-cash equity-based awards. Income taxes paid represents the implied amount of income taxes that would be paid assuming that all pre-tax distributable earnings were allocated to KKR & Co. Inc. and taxed at the same effective rate, which would occur following an exchange of all KKR Holdings units for common stock of KKR & Co. Inc. Income taxes paid also includes amounts paid pursuant to the tax receivable agreement.

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
Book Value
Book value is a non-GAAP performance measure of the net assets of KKR and is used by management primarily in assessing the unrealized value of KKR’s book assets after deducting for book liabilities, noncontrolling interests and Series A and B Preferred Stock. We believe this measure is useful to stockholders as it provides additional insight into the net assets of KKR excluding those net assets that are allocated to noncontrolling interest holders and to the holders of the Series A and B Preferred Stock. KKR's book value includes the net impact of KKR's tax assets and liabilities as prepared under GAAP. Series C Mandatory Convertible Preferred Stock has been included in book value, because the definition of adjusted shares used to calculate book value per adjusted share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock.
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

Unaudited Consolidated Results of Operations (GAAP Basis)

The following is a discussion of our consolidated results of operations for the three months ended September 30, 2020 and 2019. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our non-GAAP operating results in these periods, see "—Analysis of Non-GAAP Operating Results." See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

	Three Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Revenues
Fees and Other	$563,340	$416,217	$147,123
Capital Allocation-Based Income (Loss)	1,331,898	374,268	957,630
Total Revenues	1,895,238	790,485	1,104,753

Expenses
Compensation and Benefits	882,339	427,527	454,812
Occupancy and Related Charges	17,321	14,894	2,427
General, Administrative and Other	194,039	177,112	16,927
Total Expenses	1,093,699	619,533	474,166

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	2,284,602	(4,590)	2,289,192
Dividend Income	116,379	147,989	(31,610)
Interest Income	354,865	344,140	10,725
Interest Expense	(223,709)	(268,747)	45,038
Total Investment Income (Loss)	2,532,137	218,792	2,313,345

Income (Loss) Before Taxes	3,333,676	389,744	2,943,932

Income Tax Expense (Benefit)	359,375	53,132	306,243

Net Income (Loss)	2,974,301	336,612	2,637,689
Net Income (Loss) Attributable to Noncontrolling Interests	1,909,458	87,058	1,822,400
Net Income (Loss) Attributable to KKR & Co. Inc.	1,064,843	249,554	815,289

Series A Preferred Stock Dividends	5,822	5,822	—
Series B Preferred Stock Dividends	2,519	2,519	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,056,502	$241,213	$815,289

Revenues

For the three months ended September 30, 2020 and 2019, revenues consisted of the following:

	Three Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Management Fees	$254,467	$216,733	$37,734
Fee Credits	(89,487)	(57,470)	(32,017)
Transaction Fees	300,805	165,212	135,593
Monitoring Fees	28,824	27,546	1,278
Incentive Fees	63	—	63
Expense Reimbursements	44,553	34,356	10,197
Oil and Gas Revenue	6,687	11,264	(4,577)
Consulting Fees	17,428	18,576	(1,148)
Total Fees and Other	563,340	416,217	147,123

Carried Interest	1,077,932	335,219	742,713
General Partner Capital Interest	253,966	39,049	214,917
Total Capital Allocation-Based Income (Loss)	1,331,898	374,268	957,630

Total Revenues	$1,895,238	$790,485	$1,104,753

Total Fees and Other for the three months ended September 30, 2020 increased compared to the three months ended September 30, 2019 primarily as a result of the increase in transaction fees and management fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues."

The increase in management fees was primarily due to management fees earned from Asian Fund IV, Asia Pacific Infrastructure Investors and Next Generation Technology Growth Fund II, which entered their investment periods subsequent to September 30, 2019. These increases were partially offset by a decrease in management fees earned from Asian Fund III as it entered its post investment period in the third quarter of 2020.

Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our Private Markets business line. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. Transaction fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our Capital Markets business line are not shared with fund investors. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

Capital Allocation-Based Income (Loss) for the three months ended September 30, 2020 increased compared to the three months ended September 30, 2019 primarily due to the higher level of net appreciation in the value of our investment portfolio resulting from the recovery in the financial markets that occurred in the three months ended September 30, 2020.

Compensation and Benefits Expenses

The increase in compensation and benefits expenses during the three months ended September 30, 2020 compared to the prior period was primarily due to (i) an increase in accrued carried interest compensation from the higher level of accrued carried interest as compared to the prior period and (ii) a higher level of cash compensation and benefits resulting from a higher level of fees. These increases were partially offset by lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding.

General, Administrative and Other Expenses

The increase in general, administrative and other expenses during the three months ended September 30, 2020 compared to the prior period was primarily due to (i) strategic corporate transaction-related charges incurred in the third quarter of 2020 and (ii) a higher level of expenses reimbursable by investment funds. These increases were partially offset by (i) a decrease in corporate travel-related expenses as a result of the COVID-19 pandemic and (ii) a lower level of expenses that are creditable to our investment funds, in particular a lower level of broken-deal expense. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	September 30, 2020	September 30, 2019
	($ in thousands)
Private Equity	$1,591,134	$54,487
Credit	315,459	(176,438)
Investments of Consolidated CFEs	392,287	(101,011)
Real Assets	251,599	(97,858)
Equity Method - Other	435,664	123,260
Other Investments	57,808	(74,505)
Debt Obligations and Other	(336,811)	65,013
Other Net Gains (Losses) from Investment Activities	(422,538)	202,462
Net Gains (Losses) from Investment Activities	$2,284,602	$(4,590)

Net Gains (Losses) from Investment Activities for the three months ended September 30, 2020
The net gains from investment activities for the three months ended September 30, 2020 were comprised of net realized gains of $548.6 million and net unrealized gains of $1,736.0 million.
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
Realized Gains and Losses from Investment Activities
For the three months ended September 30, 2020, net realized gains related primarily to (i) the sale of our investment in The Hut Group Limited (LSE: THG), (ii) the sale of our investment in Ivalua SAS (technology sector) and (iii) a partial sale of our investment in Fiserv Inc. (NASDAQ: FISV). Partially offsetting these realized gains were realized losses primarily relating to our consolidated CLOs and special situations funds.
Unrealized Gains and Losses from Investment Activities
For the three months ended September 30, 2020, net unrealized gains were driven primarily by (i) mark-to-market gains in our private equity and core investments held by KKR and certain consolidated entities, the most significant of which were Arnott's Biscuits Limited (consumer products sector) and PetVet Care Centers, LLC (healthcare sector), and (ii) mark-to-market gains in certain investments held through our consolidated real asset funds and through our consolidated credit funds and CLOs. These unrealized gains were partially offset by the reversal of unrealized gain positions due to the sales of The Hut Group Limited and Ivalua SAS.

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

Unrealized Gains and Losses from Investment Activities
For the three months ended September 30, 2019, unrealized losses were driven primarily by (i) mark-to-market losses in our growth equity investments held by KKR and certain consolidated entities, the most significant of which was BridgeBio Pharma, Inc. (NASDAQ: BBIO), (ii) reversal of previously recognized unrealized gains resulting from the sale of assets in our consolidated special situations funds, (iii) mark-to-market losses in our energy investments held through certain consolidated entities and (iv) mark-to-market losses on investments held at our India debt financing company. For more details regarding investments held at our India debt financing company, see "—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures." Partially offsetting the unrealized losses above were unrealized gains relating to (i) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were USI, Inc. (financial services sector), Exact Group B.V. (technology sector), and The Bay Clubs Company, LLC (hotels/leisure sector), (ii) mark-to-market gains on our investment in Fiserv, Inc., which is held in our funds and as a co-investment by KKR, and (iii) mark-to market gains on real estate investments held through certain consolidated entities.

For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Non-GAAP Operating Results."
Dividend Income

During the three months ended September 30, 2020, the most significant dividends received included $46.5 million from our consolidated real estate funds and $48.9 million from our investment in Epicor Software Corporation (technology sector). During the three months ended September 30, 2019, the most significant dividends received included $99.4 million from our investment in Fiserv, Inc. which is held as a co-investment by KKR, $7.3 million from our consolidated real estate funds and $6.7 million from our consolidated energy funds. Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues—Principal Activities —Realized Investment Income."

Interest Income

The increase in interest income during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to (i) the interest income earned by the investments held in our Dislocation Opportunities Fund, (ii) the impact of closing additional consolidated CLOs subsequent to September 30, 2019 and (iii) an increase in interest income from certain of our consolidated direct lending funds, primarily related to an increase in the amount of capital deployed. Partially offsetting these increases was the lower level of interest income earned from loans held by KKR Real Estate Finance Trust Inc. ("KREF"), a NYSE-listed real estate investment trust.

For a discussion of other factors that affected KKR's interest income, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues—Principal Activities—Realized Investment Income."

Interest Expense

The decrease in interest expense during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to (i) a lower level of interest expense on debt obligations of the consolidated CLOs and KREF due to a decrease in interest rates subsequent to September 30, 2019 and (ii) the redemption of our $500 million aggregate principal amount of 6.375% Senior Notes due 2020 in the third quarter of 2019. The decrease was partially offset by the impact of multiple issuances of senior notes subsequent to September 30, 2019, including the issuance of $750 million aggregate principal amount of 3.500% Senior Notes due 2050. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Operating Results—Distributable Expenses—Interest Expense."

Income (Loss) Before Taxes

Income before taxes for the three months ended September 30, 2020 increased compared to the prior period due primarily to a higher level of (i) net gains from investment activities and (ii) capital allocation-based income during the three months ended September 30, 2020. These increases were partially offset by an increase in accrued carried interest compensation.

Income Tax Expense (Benefit)

For the three months ended September 30, 2020, income tax expense was $359.4 million compared to $53.1 million for the prior period. Our effective tax rate under GAAP for the three months ended September 30, 2020 was 10.8%. For a discussion of factors that impacted KKR's tax provision, see Note 11 "Income Taxes" to the financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Income attributable to noncontrolling interests for the three months ended September 30, 2020 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnership as well as third-party limited partner interests in those investment funds that we consolidate. Net income attributable to noncontrolling interests for the three months ended September 30, 2020 increased compared to the prior period due primarily to a higher level of net gains from investment activities recorded for the three months ended September 30, 2020, as described above.

Net Income (Loss) Attributable to KKR & Co. Inc.

Net income attributable to KKR & Co. Inc. for the three months ended September 30, 2020 increased compared to the prior period due primarily to a higher level of (i) net gains from investment activities and (ii) capital allocation-based income during the three months ended September 30, 2020. These increases were partially offset by an increase in accrued carried interest compensation and income tax expense, as described above.

Unaudited Consolidated Results of Operations (GAAP Basis)

The following is a discussion of our consolidated results of operations for the nine months ended September 30, 2020 and 2019. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our non-GAAP operating results in these periods, see "—Analysis of Non-GAAP Operating Results." See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Revenues
Fees and Other	$1,337,385	$1,308,206	$29,179
Capital Allocation-Based Income (Loss)	888,342	1,849,623	(961,281)
Total Revenues	2,225,727	3,157,829	(932,102)

Expenses
Compensation and Benefits	1,211,526	1,581,056	(369,530)
Occupancy and Related Charges	51,222	46,777	4,445
General, Administrative and Other	491,327	529,278	(37,951)
Total Expenses	1,754,075	2,157,111	(403,036)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	(179,033)	2,237,273	(2,416,306)
Dividend Income	295,047	187,744	107,303
Interest Income	1,040,052	1,068,378	(28,326)
Interest Expense	(725,245)	(782,601)	57,356
Total Investment Income (Loss)	430,821	2,710,794	(2,279,973)

Income (Loss) Before Taxes	902,473	3,711,512	(2,809,039)

Income Tax Expense (Benefit)	204,960	386,124	(181,164)

Net Income (Loss)	697,513	3,325,388	(2,627,875)
Net Income (Loss) Attributable to Noncontrolling Interests	206,225	1,843,781	(1,637,556)
Net Income (Loss) Attributable to KKR & Co. Inc.	491,288	1,481,607	(990,319)

Series A Preferred Stock Dividends	17,466	17,466	—
Series B Preferred Stock Dividends	7,557	7,557	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$466,265	$1,456,584	$(990,319)

Revenues

For the nine months ended September 30, 2020 and 2019, revenues consisted of the following:

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Management Fees	$696,892	$611,238	$85,654
Fee Credits	(185,746)	(252,809)	67,063
Transaction Fees	561,259	658,304	(97,045)
Monitoring Fees	86,875	79,621	7,254
Incentive Fees	731	—	731
Expense Reimbursements	100,779	121,157	(20,378)
Oil and Gas Revenue	21,054	36,714	(15,660)
Consulting Fees	55,541	53,981	1,560
Total Fees and Other	1,337,385	1,308,206	29,179

Carried Interest	626,338	1,581,045	(954,707)
General Partner Capital Interest	262,004	268,578	(6,574)
Total Capital Allocation-Based Income (Loss)	888,342	1,849,623	(961,281)

Total Revenues	$2,225,727	$3,157,829	$(932,102)

Total Fees and Other for the nine months ended September 30, 2020 increased compared to the nine months ended September 30, 2019 primarily as a result of (i) an increase in management fees and (ii) a reduction in fee credits, partially offset by a decrease in transaction fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues."

The increase in management fees was primarily due to management fees earned from Next Generation Technology Growth Fund II, Asian Fund IV, and Asia Pacific Infrastructure Investors which entered their investment periods subsequent to September 30, 2019. These increases were partially offset by (i) a decrease in management fees earned from Asian Fund III as it entered its post investment period in the third quarter of 2020, in which it pays fees based on capital invested rather than capital committed and pays fees at a lower rate and (ii) a decrease in management fees earned from European Fund IV as it entered its post investment period in the second quarter of 2019, in which it pays fees based on capital invested rather than remaining commitments and capital invested during the investment period.

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

Capital Allocation-Based Income (Loss) for the nine months ended September 30, 2020 decreased compared to the nine months ended September 30, 2019 primarily due to the lower overall appreciation in value of our investment portfolio driven by the impact of COVID-19 on the economic outlook and financial markets.

Compensation and Benefits Expenses

The decrease in compensation and benefits expenses during the nine months ended September 30, 2020 compared to the prior period was primarily due to (i) a decrease in carried interest compensation resulting from a lower level of appreciation in the value of our private equity portfolio as compared to the prior period and (ii) lower equity-based compensation charges resulting from a decrease in the weighted average number of unvested shares outstanding. Partially offsetting these decreases was a higher level of cash compensation and benefits resulting from a higher level of fees.

General, Administrative and Other Expenses

The decrease in general, administrative and other expenses for the nine months ended September 30, 2020 compared to the prior period was primarily due to a decrease in capital raising costs, corporate travel-related expenses and broken-deal expenses. Partially offsetting these decreases were strategic corporate transaction-related charges incurred in connection with the planned acquisition of Global Atlantic. The level of broken-deal expense can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	($ in thousands)
Private Equity	$1,456,254	$2,005,568
Credit	(541,388)	(209,796)
Investments of Consolidated CFEs	(552,093)	182,596
Real Assets	(221,562)	18,782
Equity Method - Other	244,193	432,955
Other Investments	(597,787)	(146,036)
Debt Obligations and Other	303,261	(305,925)
Other Net Gains (Losses) from Investment Activities	(269,911)	259,129
Net Gains (Losses) from Investment Activities	$(179,033)	$2,237,273

Net Gains (Losses) from Investment Activities for the nine months ended September 30, 2020
The net losses from investment activities for the nine months ended September 30, 2020 were comprised of net realized gains of $281.4 million and net unrealized losses of $(460.4) million.
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
Realized Gains and Losses from Investment Activities
For the nine months ended September 30, 2020, net realized gains related primarily to (i) the sale of our investment in Hut Group Limited, (ii) the sale of our investment in Ivalua SAS, (iii) a partial sale of our investment in BridgeBio Pharma, Inc. and (iv) a partial sale of our investment in Fiserv Inc. Partially offsetting these realized gains were realized losses primarily relating to (i) an $88.3 million impairment charge taken on one of our investments that is accounted for under the equity method of accounting, (ii) a realized loss on the partial sale of our investment in LCI Helicopters Limited (financial services sector) and (iii) realization of losses on certain investments held through consolidated CLOs.

Unrealized Gains and Losses from Investment Activities
For the nine months ended September 30, 2020, net unrealized losses were driven primarily by (i) the reversal of previously recognized unrealized gains relating to the realization activity described above (ii) mark-to-market losses on our investment in Fiserv, Inc., which is held in our funds and as a co-investment by KKR (iii) mark-to-market losses on investments held in consolidated credit, real estate and energy funds and (iv) mark-to-market losses on certain investments held through consolidated CLOs. Partially offsetting these unrealized losses were unrealized gains relating to (i) mark-to-market gains in our private equity, growth equity, and core investments held by KKR and certain consolidated entities, the most significant of which were FanDuel Inc. (technology sector), Arnott's Biscuits Limited and PetVet Care Centers, LLC.
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
Unrealized Gains and Losses from Investment Activities
For the nine months ended September 30, 2019, net unrealized gains were driven primarily by (i) mark-to-market gains on our investment in Fiserv, Inc., which is held in our funds and as a co-investment by KKR, (ii) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were PetVet Care Centers, LLC, Heartland Dental LLC, (health care sector) and USI, Inc. and (iii) mark-to-market gains on our growth equity investments held by KKR and certain consolidated entities, the most significant of which was BridgeBio Pharma, Inc. Partially offsetting the unrealized gains above were unrealized losses relating to (i) mark-to-market losses in our energy investments held through certain consolidated entities, (ii) mark-to-market losses on investments held at our India debt financing company, and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above. For more details regarding investments held at our India debt financing company, see "—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures."
Dividend Income
During the nine months ended September 30, 2020, the most significant dividends received included $128.8 million from our consolidated real estate funds, $62.5 million from our investment in Fiserv, Inc. and $48.9 million from our investment in Epicor Software Corporation. During the nine months ended September 30, 2019, the most significant dividends received included $99.4 million from our investment in Fiserv, Inc. which is held as a co-investment by KKR, $23.0 million from our consolidated real estate funds, $12.6 million from our consolidated special situations funds, and $12.3 million from our consolidated energy funds. Significant dividends from portfolio companies or consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues—Principal Activities Distributable Revenues—Realized Investment Income."

Interest Income

The decrease in interest income during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to a lower level of interest earned from (i) investments held at our consolidated special situations funds and (ii) loans held by KREF. These decreases were partially offset by (i) the impact of closing additional consolidated CLOs subsequent to September 30, 2019 and (ii) an increase in interest income from certain of our consolidated direct lending funds, primarily related to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues—Principal Activities Distributable Revenues—Realized Investment Income."

Interest Expense

The decrease in interest expense during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to (i) a lower level of interest expense on debt obligations of the consolidated CLOs and KREF due to a decrease in interest rates subsequent to September 30, 2019 and (ii) the redemption of our $500 million aggregate principal amount of 6.375% Senior Notes due 2020 in the third quarter of 2019. These decreases were partially offset by the impact of multiple issuances of senior notes subsequent to September 30, 2019, including the issuance of $750 million aggregate principal amount of 3.500% Senior Notes due 2050. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Operating Results—Distributable Expenses—Interest Expense."

Income (Loss) Before Taxes

The decrease in income before taxes during the nine months ended September 30, 2020 was due primarily to (i) a lower level of net investment income and (ii) a lower level of capital allocation-based income. These decreases were partially offset by (i) lower accrued carried interest compensation, (ii) lower level of General, Administrative and Other Expenses and (iii) an increase in management fees, in each case as described above.

Income Tax Expense (Benefit)

For the nine months ended September 30, 2020, income tax expense was $204.9 million compared to $386.1 million for the prior period. Our effective tax rate under GAAP for the nine months ended September 30, 2020 was 22.7%. For a discussion of factors that impacted KKR's tax provision, see Note 11 "Income Taxes" to the financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2020 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnership as well as third-party limited partner interests in those investment funds that we consolidate. The decrease from the prior period is due primarily to (i) net losses recorded for the nine months ended September 30, 2020 by certain consolidated fund entities that are attributable to third-party limited partners and (ii) lower net income attributable to KKR Holdings in connection with a lower level of income recognized for the nine months ended September 30, 2020.
Net Income (Loss) Attributable to KKR & Co. Inc.
The decrease in net income attributable to KKR & Co. Inc. for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to (i) lower level of net investment income and (ii) lower accrued carried interest. These decreases were partially offset by (i) lower accrued carried interest compensation, (ii) lower level of General, Administrative and Other Expenses and (iii) an increase in management fees, in each case as described above.

Unaudited Consolidated Statements of Financial Condition (GAAP Basis)

The following table provides the Consolidated Statements of Financial Condition on a GAAP basis as of September 30, 2020 and December 31, 2019.

(Amounts in thousands, except per share amounts)
	As of	As of
	September 30, 2020	December 31, 2019

Assets
Cash and Cash Equivalents	$4,363,105	$2,346,713
Investments	60,990,162	54,936,268
Other Assets	5,302,066	3,616,338
Total Assets	$70,655,333	$60,899,319

Liabilities and Equity
Debt Obligations	$31,451,641	$27,013,284
Other Liabilities	5,160,062	3,383,661
Total Liabilities	36,611,703	30,396,945

Stockholders' Equity
KKR & Co. Inc. Stockholders' Equity - Series A and B Preferred Stock	482,554	482,554
KKR & Co. Inc. Stockholders' Equity - Series C Mandatory Convertible Preferred Stock	1,115,792	—
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	10,599,310	10,324,936
Noncontrolling Interests	21,845,974	19,694,884
Total Equity	34,043,630	30,502,374
Total Liabilities and Equity	$70,655,333	$60,899,319

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$18.72	$18.44

KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $18.72 as of September 30, 2020, up from $18.44 as of December 31, 2019. The increase was primarily attributable to the net appreciation in the value of our investment portfolio that is attributable to KKR & Co. Inc. net of dividends to common stockholders.

Unaudited Consolidated Statements of Cash Flows (GAAP Basis)

The accompanying consolidated statements of cash flows include the cash flows of our consolidated entities which include certain consolidated investment funds and CFEs notwithstanding the fact that we may hold only a minority economic interest in those investment funds and CFEs.

The assets of our consolidated investment funds and CFEs, on a gross basis, can be substantially larger than the assets of our business and, accordingly, could have a substantial effect on the cash flows reflected in our consolidated statements of cash flows. The primary cash flow activities of our consolidated funds and CFEs involve: (i) capital contributions from fund investors; (ii) using the capital of fund investors to make investments; (iii) financing certain investments with indebtedness; (iv) generating cash flows through the realization of investments; and (v) distributing cash flows from the realization of investments to fund investors. Because our consolidated funds are treated as investment companies for accounting purposes, certain of these cash flow amounts are included in our cash flows from operations.

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(4.1) billion and $(3.5) billion during the nine months ended September 30, 2020 and 2019, respectively. These amounts primarily included: (i) proceeds from investments net of investments purchased of $(4.4) billion and $(4.0) billion during the nine months ended September 30, 2020 and 2019, respectively; (ii) net realized gains (losses) on investments of $281.4 million and $407.1 million during the nine months ended September 30, 2020 and 2019, respectively; (iii) change in unrealized gains (losses) on investments of $(0.5) billion and $1.8 billion during the nine months ended September 30, 2020 and 2019, respectively; and (iv) capital allocation-based income (loss) of $0.9 billion and $1.8 billion during the nine months ended September 30, 2020 and 2019, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(111.5) million and $(163.8) million during the nine months ended September 30, 2020 and 2019, respectively. Our investing activities included: (i) the purchase of fixed assets of $(100.3) million and $(160.6) million during the nine months ended September 30, 2020 and 2019, respectively and (ii) development of oil and natural gas properties of $(11.1) million and $(3.2) million for the nine months ended September 30, 2020 and 2019, respectively.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $6.9 billion and $4.7 billion during the nine months ended September 30, 2020 and 2019, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling interests of $2.2 billion and $1.0 billion during the nine months ended September 30, 2020 and 2019, respectively; (ii) proceeds received net of repayment of debt obligations of $4.2 billion and $4.0 billion during the nine months ended September 30, 2020 and 2019, respectively; (iii) common stock dividends of $(220.5) million and $(202.7) million during the nine months ended September 30, 2020 and 2019, respectively; (iv) net delivery of common stock of $(40.6) million and $(53.4) million during the nine months ended September 30, 2020 and 2019, respectively; (v) repurchases of common stock of $(246.2) million and $(28.6) million during the nine months ended September 30, 2020 and 2019, respectively; (vi) Series A and B Preferred Stock dividends of $(25.0) million during each of the nine months ended September 30, 2020 and 2019 and (vii) issuance of Series C Mandatory Convertible Preferred Stock (net of issuance costs) of $1.1 billion during the nine months ended September 30, 2020.

Analysis of Non-GAAP Operating Results

The following is a discussion of the results of our business on a non-GAAP basis for the three and nine months ended September 30, 2020 and 2019. You should read this discussion in conjunction with the information included under "—Basis of Accounting—Key Non-GAAP and Other Operating and Performance Measures" and the financial statements and related notes included elsewhere in this report. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The following tables set forth information regarding KKR's operating results and certain key operating metrics as of and for the three months ended September 30, 2020 and 2019:

DISTRIBUTABLE REVENUES

	Three Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Distributable Revenues
Fees and Other, Net
Management Fees	$359,831	$314,793	$45,038
Transaction Fees	300,645	164,892	135,753
Monitoring Fees	28,824	27,546	1,278
Fee Credits	(115,442)	(61,308)	(54,134)
Total Fees and Other, Net	573,858	445,923	127,935

Realized Performance Income (Loss)
Carried Interest	217,978	296,344	(78,366)
Incentive Fees	16,223	11,184	5,039
Total Realized Performance Income (Loss)	234,201	307,528	(73,327)

Realized Investment Income (Loss)
Net Realized Gains (Losses)	172,224	26,529	145,695
Interest Income and Dividends	88,191	183,705	(95,514)
Total Realized Investment Income (Loss)	260,415	210,234	50,181

Total Distributable Revenues	$1,068,474	$963,685	$104,789

DISTRIBUTABLE EXPENSES

	Three Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Distributable Expenses
Compensation and Benefits (1)	$427,396	$385,237	$42,159
Occupancy and Related Charges	13,639	14,141	(502)
Other Operating Expenses	76,163	77,532	(1,369)
Total Distributable Expenses	$517,198	$476,910	$40,288

AFTER-TAX DISTRIBUTABLE EARNINGS

	Three Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
After-tax Distributable Earnings
(+) Total Distributable Revenues	$1,068,474	$963,685	$104,789
(-) Total Distributable Expenses	517,198	476,910	40,288
(=) Total Distributable Operating Earnings	551,276	486,775	64,501
(-) Interest Expense	54,458	48,326	6,132
(-) Series A and B Preferred Dividends	8,341	8,341	—
(-) Income (Loss) Attributable to Noncontrolling Interests	2,709	881	1,828
(-) Income Taxes Paid	75,413	40,429	34,984
After-tax Distributable Earnings	$410,355	$388,798	$21,557

(1)	Includes equity-based compensation of $42.5 million and $54.4 million for the three months ended September 30, 2020 and 2019, respectively.

Distributable Revenues

The following sections discuss distributable revenues for each of our business lines on a disaggregated basis for the three months ended September 30, 2020 and 2019.

Private Markets

The following table presents Fees and Other, Net, and Realized Performance Income (Loss) in the Private Markets business line for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$241,788	$202,632	$39,156
Transaction Fees	133,943	63,580	70,363
Monitoring Fees	28,824	27,546	1,278
Fee Credits	(107,275)	(44,625)	(62,650)
Total Fees and Other, Net	$297,280	$249,133	$48,147

Realized Performance Income (Loss)
Carried Interest	$217,978	$281,494	$(63,516)
Incentive Fees	701	—	701
Total Realized Performance Income (Loss)	$218,679	$281,494	$(62,815)

Fees and Other, Net

The increase for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to an increase in management fees and transaction fees, net of associated fee credits.

The increase in management fees was primarily due to management fees earned from Asian Fund IV, Next Generation Technology Growth Fund II and Asia Pacific Infrastructure Investors, which entered their investment periods subsequent to September 30, 2019. These increases were partially offset by a decrease in management fees earned from Asian Fund III as it entered its post-investment period in the third quarter of 2020. During Asian Fund III's post-investment period, we earn fees based on capital invested rather than capital committed and at a lower fee rate.

The increase in transaction fees was primarily attributable to an increase in the average size of transaction fees earned. During the three months ended September 30, 2020, there were 19 transaction fee-generating investments that paid an average fee of $7.0 million compared to 20 transaction fee-generating investments that paid an average fee of $3.2 million during the three months ended September 30, 2019. For the three months ended September 30, 2020, approximately 57% of these transaction fees were paid by companies in Europe, 39% were paid from companies in the Asia-Pacific region, and 4% of these transaction fees were paid from companies located in North America. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The increase in fee credits is due primarily to a greater level of transaction fees which are shared with fund investors.

Realized Performance Income (Loss)

The following table presents realized carried interest by investment vehicle for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
	($ in thousands)
Co-Investment Vehicles and Other	$76,950	$12,876
2006 Fund	55,846	78,475
North America Fund XI	42,807	96,910
European Fund IV	27,980	32,138
Next Generation Technology Growth Fund	13,964	—
Asian Fund	431	—
Asian Fund II	—	56,633
Real Estate Partners Americas	—	3,703
China Growth fund	—	759
Total Realized Carried Interest (1)	$217,978	$281,494

(1)	The above table excludes any funds for which there was no realized carried interest during both of the periods presented.

Realized carried interest for the three months ended September 30, 2020 consisted primarily of (i) realized gains from the sale of our investment in The Hut Group Limited and a partial sale of our investment in SoftwareOne Holding AG (technology sector) and (ii) dividends received from our investment in Epicor Software Corporation.

Realized carried interest for the three months ended September 30, 2019 consisted primarily of dividends received from our investment in Fiserv, Inc., and realized gains from the final sales of our investment in PRA Health Sciences, Inc. (NASDAQ: PRAH) and National Vision Holdings, Inc.(NASDAQ: EYE), and the partial sale of our investment in Trainline PLC.

Public Markets

The following table presents Fees and Other, Net, and Realized Performance Income (Loss) in the Public Markets business line for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$118,043	$112,161	$5,882
Transaction Fees	8,436	17,313	(8,877)
Fee Credits	(8,167)	(16,683)	8,516
Total Fees and Other, Net	$118,312	$112,791	$5,521

Realized Performance Income (Loss)
Carried Interest	$—	$14,850	$(14,850)
Incentive Fees	15,522	11,184	4,338
Total Realized Performance Income (Loss)	$15,522	$26,034	$(10,512)
Fees and Other, Net
The increase for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to an increase in management fees.

The increase in management fees was primarily attributable to management fees earned from the issuance of new CLOs subsequent to September 30, 2019 and greater overall FPAUM at our direct lending and leveraged credit strategies.
The decrease in transaction fees was primarily attributable to a decrease in both the number and average size of transaction fees earned during the period. During the three months ended September 30, 2020, there were 7 transaction fee generating investments that paid an average fee of $1.2 million, compared to 10 transaction fee generating investments that paid an average fee of $1.7 million during the three months ended September 30, 2019. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. The decrease in fee credits is due primarily to a lower level of transaction fees which are shared with fund investors.
Realized Performance Income (Loss)
The decrease for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to no realized carried interest earned from our Public Markets investments funds, partially offset by a higher level of incentive fees earned from our hedge fund partnership, Marshall Wace, during the three months ended September 30, 2020.
Capital Markets

The following table presents Transaction Fees in the Capital Markets business line for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Transaction Fees	$158,266	$83,999	$74,267

The increase in transaction fees was primarily due to an increase in the average size of capital markets transactions for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Overall, we completed 47 capital markets transactions for the three months ended September 30, 2020, of which 12 represented equity offerings and 35 represented debt offerings, as compared to 48 transactions for the three months ended September 30, 2019, of which 9 represented equity offerings and 39 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.

Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the three months ended September 30, 2020, approximately 10% of our transaction fees were earned from unaffiliated third parties as compared to approximately 25% for the three months ended September 30, 2019. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the three months ended September 30, 2020, approximately 78% of our transaction fees were generated outside of North America as compared to approximately 43% for the three months ended September 30, 2019. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate management or monitoring fees.

Principal Activities

The following table presents Realized Investment Income (Loss) in the Principal Activities business line for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses)	$172,224	$26,529	$145,695
Interest Income and Dividends	88,191	183,705	(95,514)
Total Realized Investment Income (Loss)	$260,415	$210,234	$50,181

Realized Investment Income (Loss)

The increase in realized investment income for the three months ended September 30, 2020 compared to the prior period is primarily due to a higher level of net realized gains, partially offset by a decrease in interest income and dividends. The amount of realized investment income (loss) depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
For the three months ended September 30, 2020, net realized gains were comprised of realized gains primarily from the sale of our Private Markets investments in The Hut Group Limited and Ivalua SAS, and the partial sale of our investment in Fiserv, Inc. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on our investment in Yorktown Center (real estate).
For the three months ended September 30, 2019, net realized gains were comprised of realized gains primarily from the sale of our Private Markets investments including the sales or partial sales of our investment in PRA Health Sciences, Inc., Trainline PLC, and National Vision Holdings, Inc., and from the sale of certain investments in our special situations funds. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on Santanol Pty Ltd. (forestry sector).
For the three months ended September 30, 2020, interest income and dividends were comprised of (i) $57.1 million of dividend income from our investment in Epicor Software Corporation and distributions received through our real estate investments including our investment in KREF and (ii) $31.1 million of interest income from our investments held at our Capital Markets business line, investments in CLOs and our cash balances.
For the three months ended September 30, 2019, interest income and dividends were comprised of (i) $117.0 million of dividend income from our investment in Fiserv, Inc. and $34.8 million of dividend income from distributions received primarily through our real estate investments including our investment in KREF and (ii) $31.9 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our cash balances and investments held at our India debt finance company which included a reversal of interest income on certain investments as a result of an increase in non-performing loans.
See "—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures."
We expect realized performance income and realized investment income to be greater than $250 million in the fourth quarter of 2020 relating to realized incentive fees from Marshall Wace and realized performance fees and realized investment income from completed, or signed and expected to be completed sales, partial sales or secondary sales subsequent to September 30, 2020 with respect to certain private equity portfolio companies and other investments. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including but not limited to regulatory approvals; there can be no assurance if or when any of these transactions will be completed.
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

Following this acquisition, KKR's after-tax distributable earnings includes the net income (loss) from KKR Capstone within realized investment income (loss). For the quarter ended September 30, 2020, total fees attributable to KKR Capstone were $17.4 million and total expenses attributable to KKR Capstone were $14.4 million. For KKR Capstone-related adjustments in reconciling distributable revenues and distributable expenses to GAAP revenues and expenses, respectively, see "—Non-GAAP Balance Sheet Measures—Reconciliations to GAAP Measures".
Distributable Expenses
Compensation and Benefits

The increase for the three months ended September 30, 2020 compared to the prior period is primarily due to higher compensation expense recorded in connection with the higher level of total distributable revenues. Equity-based compensation charges were lower compared to the prior period resulting from a decrease in the weighted average number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The decrease for the three months ended September 30, 2020 compared to the prior period is primarily due to a lower level of expenses that are creditable to our investment funds, in particular a lower level of broken-deal expenses as well as a decrease in travel related expenses as a result of the COVID-19 pandemic. These decreases were partially offset by a higher level of professional fees and other administrative costs in connection with the growth of the firm. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.
Other Components of After-tax Distributable Earnings
Interest Expense
For the three months ended September 30, 2020 and 2019, interest expense relates primarily to the senior notes outstanding for KKR and KFN. The increase in interest expense for the three months ended September 30, 2020 compared to the prior period is due primarily to the issuances of (i) $500 million aggregate principal amount of 3.625% Senior Notes due 2050, (ii) $250 million aggregate principal amount of $3.750% Senior Notes due 2029 and (iii) $750 million aggregate principal amount of 3.500% Senior Notes due 2050 subsequent to September 30, 2019. This increase was partially offset by the redemption of our $500 million aggregate principal amount of 6.375% Senior Notes due 2020 in the third quarter of 2019.
Income Taxes Paid
The increase in income taxes paid is primarily due to a higher level of total distributable operating earnings.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the three months ended September 30, 2020 compared to the prior period was due primarily to a higher level of distributable revenues, partially offset by an increase in distributable expenses, interest expense and income taxes paid.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of September 30, 2020 and June 30, 2020:

	As of
	September 30, 2020	June 30, 2020	Change
	($ in thousands)
Assets Under Management	$233,808,800	$221,756,700	$12,052,100
Fee Paying Assets Under Management	$177,290,200	$160,329,800	$16,960,400
Uncalled Commitments	$67,077,600	$66,818,800	$258,800

The following table presents one of our key performance metrics for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$10,019,100	$5,043,800	$4,975,300

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from June 30, 2020 to September 30, 2020:

($ in thousands)
June 30, 2020	$124,828,200
New Capital Raised	5,754,000
Distributions and Other	(2,447,100)
Change in Value	7,623,400
September 30, 2020	$135,758,500

AUM for the Private Markets business line was $135.8 billion at September 30, 2020, an increase of $11.0 billion, compared to $124.8 billion at June 30, 2020.

The increase was primarily attributable to an increase in value of our Private Markets portfolio and new capital raised in Asian Fund IV, Real Estate Partners Americas III, and various real asset co-investment vehicles. These increases were partially offset by distributions to Private Markets fund investors, primarily as a result of realizations, most notably in North America Fund XI, 2006 Fund, European Fund IV, and Asian Fund II.
The increase in the value of our Private Markets portfolio was driven primarily by net gains of $2.3 billion in Americas Fund XII, $1.1 billion in North America Fund XI, $0.6 billion in our core investment strategy, $0.5 billion in 2006 Fund, and $0.4 billion in both European Fund V and Asian Fund III.

For the three months ended September 30, 2020, the value of our private equity investment portfolio increased 12.4%. This was comprised of a 13.7% increase in value of our privately held investments and a 7.1% increase in share prices of various publicly held or publicly indexed investments. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The most significant increase in value of our privately held investments related to AppLovin Corporation (technology sector), The Nature's Bounty Co. (consumer products sector), and Inkling Holdings LLC (media sector). These increases in value were partially offset by decreases in value relating primarily to Ticket Monster Inc. (technology sector), Novaria Group (industrial sector), and The Bay Clubs Company, LLC. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced from the impact of COVID-19 on the economic outlook and overall market environment.

The most significant increases in share prices of various publicly held or publicly indexed investments were increases in Fiserv, Inc., Ingersoll Rand Inc. (NYSE: IR), and Max Healthcare Institute Limited (NSE: MAXHEALTH). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were decreases in Fujian Sunner Development Co. Ltd. (SZ: 002299) and Bharti Infratel (BHIN:IN).

For the three months ended September 30, 2019, the value of our private equity investment portfolio increased 2.7%. This was comprised of a 3.1% increase in shares prices of various publicly held or publicly indexed investments and a 2.6% increase in value of our privately held investments.

The most significant increases in share prices of various publicly held or publicly indexed investments were increases in Fiserv, Inc., Sonos, Inc. (NASDAQ: SONO), and Laureate Education, Inc. (NASDAQ: LAUR). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were decreases in Gardner Denver Holdings, Inc. (renamed Ingersoll Rand Inc. in connection with the merger transaction with Ingersoll Rand Inc.), BrightView Holdings, Inc. (NYSE: BV), and Fujian Sunner Development Co. Ltd.

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
Public Markets
The following table reflects the changes in our Public Markets AUM from June 30, 2020 to September 30, 2020:

($ in thousands)
June 30, 2020	$96,928,500
New Capital Raised	2,916,700
Distributions and Other	(1,385,400)
Redemptions	(4,270,300)
Change in Value	3,860,800
September 30, 2020	$98,050,300
AUM in our Public Markets business line totaled $98.1 billion at September 30, 2020, an increase of $1.2 billion compared to $96.9 billion at June 30, 2020. The increase was primarily due to (i) an increase in the value of our Public Markets portfolio and (ii) new capital raised across multiple strategies. Partially offsetting these increases were redemptions, primarily in our hedge fund partnerships and distributions to our fund investors.

The increase in new capital raised came from multiple strategies, most notably $0.9 billion in our hedge fund partnerships, $0.8 billion in alternative credit strategies, and $0.7 billion in CLOs and certain other leveraged credit strategies.

The increase in the value of our Public Markets portfolio was driven primarily by net gains of $1.8 billion in our hedge fund partnerships, $1.1 billion in certain leveraged credit strategies, and $0.7 billion in alternative credit strategies. Partially offsetting these increases were redemptions and distributions, most notably $3.8 billion of redemptions from our hedge fund partnerships. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from June 30, 2020 to September 30, 2020:

($ in thousands)
June 30, 2020	$77,356,100
New Capital Raised	15,370,800
Distributions and Other	(771,900)
Net Changes in Fee Base of Certain Funds	(2,177,800)
Change in Value	573,800
September 30, 2020	$90,351,000

FPAUM in our Private Markets business line was $90.4 billion at September 30, 2020, an increase of $13.0 billion, compared to $77.4 billion at June 30, 2020.

The increase was primarily attributable to new capital raised of $12.0 billion in Asian Fund IV, $2.0 billion in our real assets funds and $0.9 billion in our core investment strategy. This increase was partially offset by (i) net changes in the fee base of Asian Fund III as a result of it entering into its post-investment period, during which we earn fees on invested capital rather than committed capital, and (ii) distributions relating to realizations in North America Fund XI, 2006 Fund, and Asian Fund II.

Uncalled capital commitments from Private Markets investment funds from which KKR is currently not earning management fees amounted to approximately $12.8 billion at September 30, 2020, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.1%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Public Markets
The following table reflects the changes in our Public Markets FPAUM from June 30, 2020 to September 30, 2020:

($ in thousands)
June 30, 2020	$82,973,700
New Capital Raised	3,194,200
Distributions and Other	(660,900)
Redemptions	(1,828,800)
Change in Value	3,261,000
September 30, 2020	$86,939,200

FPAUM in our Public Markets business line was $86.9 billion at September 30, 2020, an increase of $3.9 billion, compared to $83.0 billion at June 30, 2020. The increase was primarily due to (i) an increase in the value of our Public Markets portfolio and (ii) new capital raised across multiple strategies. Partially offsetting these increases were redemptions primarily in our hedge fund partnerships and distributions to fund investors.

The increase in new capital raised came from multiple strategies, most notably $1.0 billion in alternative credit strategies, $0.9 billion in our hedge fund partnerships, and $0.7 billion in both certain leveraged credit strategies and CLOs. These increases were partially offset by redemptions and distributions, most notably $1.4 billion of redemptions from our hedge fund partnerships.

The increase in the value of our Public Markets portfolio was driven primarily by net gains of $1.8 billion in our hedge fund partnerships and $1.1 billion in certain leveraged credit strategies. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Uncalled capital commitments from Public Markets investment funds from which KKR is currently not earning management fees amounted to approximately $7.1 billion at September 30, 2020. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.9%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Uncalled Commitments

Private Markets

As of September 30, 2020, our Private Markets business line had $56.2 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $55.4 billion as of June 30, 2020. The increase was primarily attributable to new capital raised, which was partially offset by capital called from fund investors to make investments during the period. See "—Analysis of Non-GAAP Operating Results—Other Operating and Performance Measures—Assets Under Management—Private Markets" for a detailed discussion on new capital raised for the three months ended September 30, 2020.

Public Markets

As of September 30, 2020, our Public Markets business line had $10.9 billion of remaining uncalled capital commitments that could be called for investments in new transactions, as compared to $11.4 billion as of June 30, 2020. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital raised in various alternative credit strategies.

Capital Invested and Syndicated Capital
Private Markets Capital Invested
For the three months ended September 30, 2020, Private Markets had $6.2 billion of capital invested as compared to $2.4 billion for the three months ended September 30, 2019. The increase was driven primarily by a $2.5 billion increase in capital invested in our private equity strategies (including core, growth equity, and impact investments) and a $1.3 billion increase in capital invested in our real asset strategies. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the three months ended September 30, 2020, 58% of capital deployed in private equity, which includes core, growth equity, and impact investments, was in transactions in Europe, 38% was in the Asia-Pacific region, and 4% was in North America.
Public Markets Capital Invested
For the three months ended September 30, 2020, Public Markets had $1.7 billion of capital invested as compared to $2.0 billion for the three months ended September 30, 2019. The decrease was primarily due to a lower level of capital deployed in our direct lending strategies, partially offset by a higher level of capital deployed in our dislocation opportunities strategies. During the three months ended September 30, 2020, 59% of capital deployed was in transactions in Europe, 39% of capital deployed was North America, and 2% was in Asia-Pacific region.
Capital Markets Syndicated Capital
For the three months ended September 30, 2020, Capital Markets syndicated $2.1 billion of capital as compared to $0.7 billion for the three months ended September 30, 2019. The increase was primarily due to an increase in the size and number of syndication transactions in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Overall, we completed six syndication transactions for the three months ended September 30, 2020 as compared to four syndications for the three months ended September 30, 2019. The size and frequency of syndication transactions depend in large part on market conditions and other factors that are unpredictable and outside our control, which may negatively impact the fees generated by our capital markets business from syndication transactions.
The following tables set forth information regarding KKR's operating results and certain key operating metrics as of and for the nine months ended September 30, 2020 and 2019.

DISTRIBUTABLE REVENUES

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Distributable Revenues
Fees and Other, Net
Management Fees	$1,024,450	$910,105	$114,345
Transaction Fees	560,404	655,421	(95,017)
Monitoring Fees	86,875	79,621	7,254
Fee Credits	(226,167)	(274,278)	48,111
Total Fees and Other, Net	1,445,562	1,370,869	74,693

Realized Performance Income (Loss)
Carried Interest	924,974	838,608	86,366
Incentive Fees	36,913	52,485	(15,572)
Total Realized Performance Income (Loss)	961,887	891,093	70,794

Realized Investment Income (Loss)
Net Realized Gains (Losses)	215,430	146,334	69,096
Interest Income and Dividends	280,474	312,969	(32,495)
Total Realized Investment Income (Loss)	495,904	459,303	36,601

Total Distributable Revenues	$2,903,353	$2,721,265	$182,088

DISTRIBUTABLE EXPENSES

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Distributable Expenses
Compensation and Benefits (1)	$1,161,240	$1,088,552	$72,688
Occupancy and Related Charges	41,717	44,586	(2,869)
Other Operating Expenses	227,842	235,285	(7,443)
Total Distributable Expenses	$1,430,799	$1,368,423	$62,376

AFTER-TAX DISTRIBUTABLE EARNINGS

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
After-tax Distributable Earnings
(+) Total Distributable Revenues	$2,903,353	$2,721,265	$182,088
(-) Total Distributable Expenses	1,430,799	1,368,423	62,376
(=) Total Distributable Operating Earnings	1,472,554	1,352,842	119,712
(-) Interest Expense	152,676	139,315	13,361
(-) Series A and B Preferred Dividends	25,023	25,023	—
(-) Income (Loss) Attributable to Noncontrolling Interests	4,800	3,104	1,696
(-) Income Taxes Paid	198,763	155,237	43,526
After-tax Distributable Earnings	$1,091,292	$1,030,163	$61,129

(1)	Includes equity-based compensation of $133.4 million and $157.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Distributable Revenues

The following sections discuss distributable revenues for each of our business lines on a disaggregated basis for the nine months ended September 30, 2020 and 2019.

Private Markets

The following table presents Fees and Other, Net and Realized Performance Income (Loss) in the Private Markets business line for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$682,269	$578,494	$103,775
Transaction Fees	236,289	298,893	(62,604)
Monitoring Fees	86,875	79,621	7,254
Fee Credits	(192,027)	(224,546)	32,519
Total Fees and Other, Net	$813,406	$732,462	$80,944

Realized Performance Income (Loss)
Carried Interest	$889,334	$813,858	$75,476
Incentive Fees	2,723	1,485	1,238
Total Realized Performance Income (Loss)	$892,057	$815,343	$76,714
Fees and Other, Net

The increase for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to an increase in management fees, partially offset by a decrease in transaction fees, net of associated fee credits.

The increase in management fees was primarily due to (i) management fees earned from Next Generation Technology Growth Fund II, Asian Fund IV, and Asia Pacific Infrastructure Investors which entered their investment periods subsequent to September 30, 2019 and (ii) higher management fees earned from European Fund V in the current period since it entered its investment period in the second quarter of 2019. These increases were partially offset by (i) a decrease in management fees earned from Asian Fund III as it entered its post-investment period in the third quarter of 2020, in which it pays fees based on capital invested rather than capital committed and pays fees at a lower rate, and (ii) a decrease in management fees earned from European IV as it entered its post investment period in the second quarter of 2019, in which it pays fees based on capital invested rather than remaining commitments and capital invested during the investment period.

The decrease in transaction fees was primarily attributable to a decrease in the average size of transaction fee generating investments. During the nine months ended September 30, 2020, there were 48 transaction fee-generating investments that paid an average fee of $4.9 million compared to 46 transaction fee-generating investments that paid an average fee of $6.5 million during the nine months ended September 30, 2019. For the nine months ended September 30, 2020, approximately 42% of these transaction fees were paid by companies in the Europe, 32% were paid from companies in Asia-Pacific region, and 26% were paid by companies located in North America. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. The decrease in fee credits is due primarily to a lower level of transaction fees which are shared with fund investors.

Realized Performance Income (Loss)

The following table presents realized carried interest by investment vehicle for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	($ in thousands)
North America Fund XI	$165,202	$341,602
Global Infrastructure Investors II	148,882	—
European Fund IV	134,853	92,731
2006 Fund	113,555	107,186
Co-Investment Vehicles and Other	88,263	61,529
Asian Fund II	60,647	117,418
Core Investment Vehicles	57,484	14,449
Global Infrastructure Investors	54,729	—
Asian Fund III	46,347	—
Next Generation Technology Growth Fund	13,964	—
Real Estate Partners Americas	4,977	6,488
Asian Fund	431	10,912
European Fund III	—	58,505
China Growth Fund	—	3,038
Total Realized Carried Interest (1)	$889,334	$813,858

(1)	The above table excludes any funds for which there was no realized carried interest during both of the periods presented.

Realized carried interest for the nine months ended September 30, 2020 consisted primarily of realized gains from the sales of our investments in Deutsche Glasfaser (telecom sector), Privilege Underwriters, Inc. (financial services sector), LGC Science Group Limited (health care sector), The Hut Group Limited and the partial sales of our investment in SoftwareOne Holding AG.

Realized carried interest for the nine months ended September 30, 2019 consisted primarily of realized gains from the sale of our investment in Sedgwick Claims Management Services, Inc., and the partial sale of our investment in Trainline PLC, and dividends received from our investment in Fiserv, Inc.

Public Markets
The following table presents Fees and Other, Net and Realized Performance Income (Loss) in the Public Markets business line for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$342,181	$331,611	$10,570
Transaction Fees	36,228	53,241	(17,013)
Fee Credits	(34,140)	(49,732)	15,592
Total Fees and Other, Net	$344,269	$335,120	$9,149

Realized Performance Income (Loss)
Carried Interest	$35,640	$24,750	$10,890
Incentive Fees	34,190	51,000	(16,810)
Total Realized Performance Income (Loss)	$69,830	$75,750	$(5,920)

Fees and Other, Net
The increase for the nine months ended September 30, 2020 was primarily due to an increase in management fees partially offset by a decrease in transaction fees, net of associated fee credits.
The increase in management fees was primarily attributable to management fees earned from the issuance of new CLOs subsequent to September 30, 2019 and greater overall FPAUM at our direct lending and leveraged credit strategies, partially offset by a lower level of management fees earned in certain alternative credit strategies, most notably special situations.
The decrease in transaction fees was primarily attributable to a decrease in both the number and average size of transaction fee-generating investments during the period. During the nine months ended September 30, 2020, there were 24 transaction fee-generating investments that paid an average fee of $1.5 million compared to 34 transaction fee-generating investments that paid an average fee of $1.6 million during the nine months ended September 30, 2019. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. The decrease in fee credits is due primarily to a lower level of transaction fees which are shared with fund investors.
Realized Performance Income (Loss)
The decrease for the nine months ended September 30, 2020 compared to the prior period was primarily attributable to a lower level of incentive fees earned from BDCs advised by FS/KKR Advisor, partially offset by an increased level of realized carried interest earned in certain of our alternative credit funds.
Capital Markets
The following table presents Transaction Fees in the Capital Markets business line for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Transaction Fees	$287,887	$303,287	$(15,400)
The decrease in transaction fees was primarily due to a decrease in the number of capital markets transactions for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. Overall, we completed 125 capital markets transactions for the nine months ended September 30, 2020, of which 21 represented equity offerings and 104 represented debt offerings, as compared to 151 transactions for the nine months ended September 30, 2019, of which 24 represented equity offerings and 127 represented debt offerings.
Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the nine months ended September 30, 2020, approximately 22% of our transaction fees were earned from unaffiliated third parties as compared to approximately 24% for the nine months ended September 30, 2019. Our transaction fees are comprised of fees earned from North America, Europe and Asia-Pacific. For the nine months ended September 30, 2020, approximately 59% of our transaction fees were generated outside of North America as compared to approximately 56% for the nine months ended September 30, 2019. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our Capital Markets business line does not generate management or monitoring fees.

Principal Activities

The following table presents Realized Investment Income (Loss) in the Principal Activities business line for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses)	$215,430	$146,334	$69,096
Interest Income and Dividends	280,474	312,969	(32,495)
Total Realized Investment Income (Loss)	$495,904	$459,303	$36,601
Realized Investment Income (Loss)
The increase in realized investment income for the nine months ended September 30, 2020 compared to the prior period is primarily due to a higher level of net realized gains, partially offset by a decrease in interest income and dividends. The amount of realized investment income (loss) depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
For the nine months ended September 30, 2020, net realized gains were comprised of realized gains primarily from the sale of our Private Markets investments in The Hut Group Limited, Deutsche Glasfaser and Ivalua SAS, and the partial sales in our investments in Fiserv, Inc. and BridgeBio Pharma, Inc. Partially offsetting these realized gains were realized losses, the most significant of which were realized losses on our investment in LCI Helicopters Limited, Yorktown Center and various alternative credit strategy investments.
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
For the nine months ended September 30, 2020, interest income and dividends were comprised of (i) $178.8 million of dividend income from our investment in Fiserv, Inc. of $62.5 million and Epicor Software Corporation as well as distributions received primarily through our real assets investments, including our real estate investment in KREF and (ii) $101.7 million of interest income from our Public Markets investments, including CLOs and other credit investments, and to a lesser extent our cash balances and investments held at our Capital Markets business line.
For the nine months ended September 30, 2019, interest income and dividends were comprised of (i) $120.3 million of interest income which consists primarily of interest that is received from our Public Markets investments, including CLOs and other credit investments and, to a lesser extent, our Capital Markets business and our cash balances, (ii) $117.0 million of dividend income from our investment in Fiserv, Inc., and $75.7 million of dividend income from distributions received primarily through our real assets investments, including our real estate investment in KREF and our energy investments, as well as certain of our credit investments.
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
Following this acquisition, KKR's after-tax distributable earnings includes the net income (loss) from KKR Capstone within realized investment income (loss). For the nine months ended September 30, 2020, total fees attributable to KKR Capstone were $55.5 million and total expenses attributable to KKR Capstone were $46.3 million. For KKR Capstone-related adjustments in reconciling distributable revenues and distributable expenses to GAAP revenues and expenses, respectively, see "—Non-GAAP Balance Sheet Measures—Reconciliations to GAAP Measures".

Distributable Expenses

Compensation and Benefits

The increase for the nine months ended September 30, 2020 compared to the prior period is primarily due to higher compensation expense recorded in connection with the higher level of distributable revenues. Equity-based compensation charges were lower compared to the prior period resulting from a decrease in the weighted average number of unvested shares outstanding.

Occupancy and Other Operating Expenses

The decrease for the nine months ended September 30, 2020 compared to the prior period is primarily due to a lower level of expenses that are creditable to our investment funds, in particular a lower level of broken-deal expenses as well as a decrease in travel related expenses as a result of the COVID-19 pandemic. These decreases were partially offset by a higher level of professional fees and other administrative costs in connection with the growth of the firm. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Other Components of After-tax Distributable Earnings

Interest Expense

For the nine months ended September 30, 2020 and 2019, interest expense relates primarily to the senior notes outstanding for KKR and KFN. The increase in interest expense for the nine months ended September 30, 2020 compared to the prior period is due primarily to the (i) issuances of $500 million aggregate principal amount of 3.625% Senior Notes due 2050, $250 million aggregate principal amount of $3.750% Senior Notes due 2029 and $750 million aggregate principal amount of 3.500% Senior Notes due 2050 subsequent to September 30, 2019 and (ii) the issuance of the €650 million aggregate principal amount of 1.625% Senior Notes due 2029 in the second quarter of 2019 and $500 million aggregate principal amount of $3.750% Senior Notes due 2029 in the third quarter of 2019, which were both outstanding for all nine months of 2020. This increase was partially offset by the redemption of our $500 million aggregate principal amount of 6.375% Senior Notes due 2020 in the third quarter of 2019.
Income Taxes Paid
The increase in income taxes paid is primarily due to a higher level of total distributable operating earnings.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the nine months ended September 30, 2020 compared to the prior period was due primarily to a higher level of distributable revenues, partially offset by an increase in distributable expenses, interest expense and income taxes paid.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019	Change
	($ in thousands)
Assets Under Management	$233,808,800	$218,355,100	$15,453,700
Fee Paying Assets Under Management	$177,290,200	$161,209,800	$16,080,400
Uncalled Commitments	$67,077,600	$56,920,600	$10,157,000

The following table presents one of our key performance metrics for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$22,059,000	$18,222,900	$3,836,100

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2019 to September 30, 2020:

($ in thousands)
December 31, 2019	$119,274,700
New Capital Raised	20,193,000
Distributions and Other	(10,253,900)
Change in Value	6,544,700
September 30, 2020	$135,758,500

AUM for the Private Markets business line was $135.8 billion at September 30, 2020, an increase of $16.5 billion, compared to $119.3 billion at December 31, 2019.

The increase was primarily attributable to new capital raised primarily in Asian Fund IV, Property Partners America, Asia Pacific Infrastructure Investors, and Real Estate Partners Americas III, and to a lesser extent, an increase in the value of our Private Markets portfolio. This increase was partially offset by distributions to Private Markets fund investors primarily as a result of realizations, most notably in Global Infrastructure Investors II, North America Fund XI, 2006 Fund, European Fund IV, Global Infrastructure Investors, and Asian Fund II.
The increase in the value of our Private Markets portfolio was driven primarily by net gains of $3.1 billion in Americas Fund XII, $0.9 billion in Global Infrastructure Investors II, $0.8 billion in our core investment strategy, $0.7 billion in North America Fund XI and $0.6 billion in Asian Fund III. These net gains were partially offset by net losses of $0.8 billion in Asian Fund II and $0.6 billion in 2006 Fund.
For the nine months ended September 30, 2020, the value of our private equity investment portfolio increased 7.3%. This was comprised of a 13.1% increase in value of our privately held investments and a 9.8% decrease in share prices of various publicly held or publicly indexed investments. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.
The most significant increases in value of our privately held investments related to increases in AppLovin Corporation, Internet Brands, Inc., and Inkling Holdings LLC. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Magneti Marelli (industrial sector), Ramky Enviro Engineers Limited (industrial sector), and Envision Healthcare Corporation. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by the impact of COVID-19 on the economic outlook and overall market environment.
The most significant decreases in share prices of various publicly held or publicly indexed investments were decreases in Fiserv, Inc., Ingersoll Rand Inc., and BrightView Holdings Inc. These decreases were partially offset by increases in share prices of various publicly held investments, the most significant of which was Focus Financial Partners, LLC (NASDAQ: FOCS).
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

The most significant increases in value of our privately held investments related to increases in KCF Technologies Co. Ltd., Kokusai Electric Corporation, AppLovin Corporation, and Internet Brands, Inc. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Envision Healthcare Corporation, our energy income and growth portfolio, and Academy Ltd. (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables, and with respect to KCF Technologies Co. Ltd. and Kokusai Electric Corporation, increases in valuation reflecting agreements to exit these investments. The consummation of such exits are the subject to the satisfaction or waiver of closing conditions, the satisfaction or waiver of which cannot be guaranteed. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Public Markets
The following table reflects the changes in our Public Markets AUM from December 31, 2019 to September 30, 2020:

($ in thousands)
December 31, 2019	$99,080,400
New Capital Raised	11,999,400
Distributions and Other	(3,005,900)
Redemptions	(8,816,900)
Change in Value	(1,206,700)
September 30, 2020	$98,050,300

AUM in our Public Markets business line totaled $98.1 billion at September 30, 2020, a decrease of $1.0 billion compared to AUM of $99.1 billion at December 31, 2019.

The decrease was primarily attributable to (i) redemptions and distributions from our hedge fund partnerships and our alternative and leveraged credit strategies and (ii) a decrease in the value of our Public Markets Portfolio, most notably across our alternative strategies and BDCs. These decreases were partially offset by new capital raised related to multiple strategies, most notably $3.9 billion in alternative credit strategies, $3.3 billion in our hedge fund partnerships, $2.3 billion in leveraged credit strategies, and $1.8 billion in CLOs. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2019 to September 30, 2020:

($ in thousands)
December 31, 2019	$76,918,100
New Capital Raised	18,773,900
Distributions and Other	(4,747,500)
Net Changes in Fee Base of Certain Funds	(2,177,800)
Change in Value	1,584,300
September 30, 2020	$90,351,000

FPAUM in our Private Markets business line was $90.4 billion at September 30, 2020, an increase of $13.5 billion, compared to $76.9 billion at December 31, 2019.

The increase was primarily attributable to new capital raised of $12.0 billion in Asian Fund IV, $1.5 billion in Asia Pacific Infrastructure Investors, and $1.1 billion in our core investment strategy, and to a lesser extent, increases in the value of certain infrastructure funds, which are in their post-investment periods and their fee is based on net asset value. These increases were partially offset by (i) distributions primarily relating to realizations of $1.8 billion in Global Infrastructure Investors II, $0.7 billion in Global Infrastructure Investors, $0.5 billion in both North America Fund XI and 2006 Fund, and $0.4 billion in Asian Fund II and (ii) net changes in the fee base of Asian Fund III as a result of it entering into its post-investment period, during which we earn fees on invested capital rather than committed capital.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from December 31, 2019 to September 30, 2020:

($ in thousands)
December 31, 2019	$84,291,700
New Capital Raised	11,384,900
Distributions and Other	(3,455,600)
Redemptions	(5,616,300)
Change in Value	334,500
September 30, 2020	$86,939,200

FPAUM in our Public Markets business line was $86.9 billion at September 30, 2020, an increase of $2.6 billion compared to $84.3 billion at December 31, 2019.

The increase was primarily due to new capital raised related to multiple strategies, most notably $3.3 billion in our hedge fund partnerships, $3.0 billion in alternative credit strategies, $2.6 billion in certain leveraged credit strategies, and $1.8 billion in CLOs. Partially offsetting this increase was redemptions primarily in our hedge fund partnerships and distributions to fund investors in our alternative credit and leverage credit investment funds. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Uncalled Commitments
Private Markets
As of September 30, 2020, our Private Markets business line had $56.2 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $46.8 billion as of December 31, 2019. The increase was primarily attributable to new capital raised, which was partially offset by capital called from fund investors to make investments during the period. See "—Analysis of Non-GAAP Operating Results—Other Operating and Performance Measures—Assets Under Management—Private Markets" for a detailed discussion on new capital raised for the six months ended September 30, 2020.

Public Markets
As of September 30, 2020, our Public Markets business line had $10.9 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $10.1 billion as of December 31, 2019. The increase was primarily attributable to new capital raised in various alternative credit strategies, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested and Syndicated Capital
Private Markets Capital Invested
For the nine months ended September 30, 2020, Private Markets had $13.2 billion of capital invested as compared to $9.6 billion for the nine months ended September 30, 2019. The increase was driven primarily by a $2.7 billion increase in capital invested in our private equity strategies (including core, growth equity, and impact investments) and a $0.9 billion increase in capital invested in our real assets strategies. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods. During the nine months ended September 30, 2020, 36% of capital deployed in private equity, which includes core, growth equity and impact investments, was in transactions in Europe, 32% was in North America, and 32% was in the Asia-Pacific region.
Public Markets Capital Invested
For the nine months ended September 30, 2020, Public Markets had $6.5 billion of capital invested as compared to $6.0 billion for the nine months ended September 30, 2019. The increase was primarily due to a higher level of capital deployed in our dislocation opportunities strategy, partially offset by a lower level of capital deployed in our private opportunistic credit strategies. During the nine months ended September 30, 2020, 60% of capital deployed was in transactions in North America, 39% was in Europe, and 1% was in the Asia-Pacific region.
Capital Markets Syndicated Capital
For the nine months ended September 30, 2020, Capital Markets syndicated $2.4 billion of capital as compared to $2.6 billion for the nine months ended September 30, 2019. The decrease was primarily due to a decrease in the number of syndication transactions in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Overall, we completed 12 syndication transactions for the nine months ended September 30, 2020 as compared to 19 syndications for the nine months ended September 30, 2019. The size and frequency of syndication transactions depend in large part on market conditions and other factors that are unpredictable and outside our control, which may negatively impact the fees generated by our capital markets business from syndication transactions.

Non-GAAP Balance Sheet Measures
The following tables present information with respect to our book assets, book liabilities, and book value as of September 30, 2020 and December 31, 2019:

BOOK ASSETS

	As of
	September 30, 2020	December 31, 2019
	($ in thousands)
Book Assets
Cash and Short-term Investments	$4,994,772	$2,783,905
Investments	14,042,391	13,026,387
Net Unrealized Carried Interest (1)	1,884,642	1,982,251
Tax Assets	139,605	111,719
Other Assets (2)	4,187,603	3,716,189
Total Book Assets	$25,249,013	$21,620,451

BOOK LIABILITIES

	As of
	September 30, 2020	December 31, 2019
	($ in thousands)
Book Liabilities
Debt Obligations - KKR (ex-KFN)	$4,642,479	$3,097,460
Debt Obligations - KFN	948,517	948,517
Tax Liabilities	254,211	169,997
Other Liabilities	1,083,694	514,236
Total Book Liabilities	$6,928,901	$4,730,210

BOOK VALUE

	As of
	September 30, 2020	December 31, 2019
	($ in thousands)
Book Value
(+) Total Book Assets	$25,249,013	$21,620,451
(-) Total Book Liabilities	6,928,901	4,730,210
(-) Noncontrolling Interests	31,089	26,291
(-) Series A and B Preferred Stock	500,000	500,000
Book Value	$17,789,023	$16,363,950

Book Value Per Adjusted Share	$20.26	$19.24
Adjusted Shares (3)	877,876,658	850,388,924

(1)	The following table provides net unrealized carried interest by business line:

	As of
	September 30, 2020	December 31, 2019
Private Markets Business Line	$1,865,042	$1,832,581
Public Markets Business Line	19,600	149,670
Total	$1,884,642	$1,982,251

(2)	Other Assets include KKR's ownership interest in FS/KKR Advisor and minority ownership interests in hedge fund partnerships.

(3)	Includes shares of KKR & Co. Inc. common stock assuming conversion of all shares of Series C Mandatory Convertible Preferred Stock as of September 30, 2020.
Book Value Per Adjusted Share
Book value per adjusted share increased 5.3% from December 31, 2019. The increase was primarily attributable to (i) the net appreciation in the value of our investment portfolio, including investments held by KKR as well as investments held through investment funds, such as KKR's private equity, real assets and alternative credit funds, where KKR is entitled to earn carried interest and (ii) after-tax distributable earnings during the period. Partially offsetting this increase is the payment of dividends during the period. For the nine months ended September 30, 2020, the value of KKR's balance sheet portfolio, on a non-GAAP basis, increased 3.5% and KKR's overall private equity portfolio increased 7.3%. The increases in KKR's balance sheet portfolio and net unrealized carried interest was primarily due to mark-to-market net gains in our portfolio companies. For a further discussion, see "—Consolidated Results of Operations—Unrealized Gains and Losses from Investment Activities" and "—Analysis of Non-GAAP Operating Results—Distributable Revenues—Principal Activities." For a discussion of the changes in KKR's private equity portfolio, see "—Analysis of Non-GAAP Operating Results—Other Operating and Performance Measures—AUM." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Operating Results" and for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations, see "—Business Environment."

The following table presents the holdings of our investments by asset class as of September 30, 2020. To the extent investments in our book assets are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs. For example, we recognized net unrealized losses in our credit investment portfolio at our India debt finance company. As of September 30, 2020, KKR’s 51% interest in our India debt finance company had a cost basis of approximately $195 million, comprised of invested capital of $100 million plus reinvested earnings. If the value of our 51% investment is ultimately realized at the current carrying value of $91 million, future realized investment losses of approximately $104 million would be recognized based on valuations as of September 30, 2020, which would reduce after-tax distributable earnings in future periods.

	As of September 30, 2020
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Funds / SMAs	$4,005,067	$5,939,123	42.3%
Private Equity Co-Investments and Other Equity	2,581,486	4,024,203	28.7%
Private Equity Total	6,586,553	9,963,326	71.0%

Energy	773,375	687,477	4.9%
Real Estate	1,120,881	1,149,910	8.2%
Infrastructure	502,725	566,391	4.0%
Real Assets Total	2,396,981	2,403,778	17.1%

Alternative Credit	786,397	559,823	4.0%
CLOs	869,604	695,471	5.0%
Other Credit	158,199	155,423	1.1%
Credit Total	1,814,200	1,410,717	10.1%

Other	759,528	264,570	1.8%

Total Investments	$11,557,262	$14,042,391	100.0%

	September 30, 2020
Significant Investments: (2)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
Fiserv, Inc. (NASDAQ: FISV)	$758,982	$1,468,909	10.5%
USI, Inc.	531,425	884,610	6.3%
BridgeBio Pharma, Inc. (NASDAQ: BBIO)	70,919	514,082	3.7%
PetVet Care Centers, LLC	243,188	486,376	3.5%
Heartland Dental LLC	320,626	473,590	3.4%
Total Significant Investments	1,925,140	3,827,567	27.4%

Other Investments	9,632,122	10,214,824	72.6%
Total Investments	$11,557,262	$14,042,391	100.0%

(1)
Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority ownership of subsidiaries that operate KKR's asset management and other businesses, including the general partner interests of KKR's investment funds.

(2)
Significant Investments include the top five investments based on their fair values as of September 30, 2020. Significant Investments exclude (i) investments expected to be syndicated, (ii) investments expected to be transferred in connection with a new fundraising, and (iii) investments in funds and other entities that are owned by one or more third parties and established for the purpose of making investments. Accordingly, this list of Significant Investments should not be relied upon as a substitute for the table above for information about the asset class exposure of KKR's balance sheet. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

Reconciliations to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures for the three and nine months ended September 30, 2020 and 2019:
Revenues

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in thousands)
Total GAAP Revenues	$1,895,238	$790,485	$2,225,727	$3,157,829
(+) Management Fees - Consolidated Funds and Other	121,365	108,922	362,887	348,467
(-) Fee Credits - Consolidated Funds	25,955	3,838	40,422	21,469
(-) Capital Allocation-Based Income (Loss) (GAAP)	1,331,898	374,268	888,342	1,849,623
(+) Realized Carried Interest	217,978	296,344	924,974	838,608
(+) Realized Investment Income (Loss)	260,415	210,234	495,904	459,303
(-) Revenue Earned by Other Consolidated Entities	6,687	29,838	21,054	90,693
(-) Capstone Fees	17,429	—	55,542	—
(-) Expense Reimbursements	44,553	34,356	100,779	121,157
Total Distributable Revenues	$1,068,474	$963,685	$2,903,353	$2,721,265
Expenses

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in thousands)
Total GAAP Expenses	$1,093,699	$619,533	$1,754,075	$2,157,111
(-) Equity-based and Other Compensation - KKR Holdings L.P.	21,802	22,539	63,596	69,085
(-) Unrealized Performance Income Compensation	418,728	9,281	(57,771)	379,181
(-) Amortization of Intangibles	399	383	1,158	1,301
(-) Strategic Corporate Transaction-Related Charges (1)	10,697	—	10,697	—
(-) Reimbursable Expenses	50,382	38,515	123,364	140,241
(-) Expenses relating to Other Consolidated Entities	43,268	38,233	98,726	139,248
(-) Capstone Expenses	14,433	—	46,278	—
(+) Other	(16,792)	(33,672)	(37,228)	(59,632)
Total Distributable Expenses	$517,198	$476,910	$1,430,799	$1,368,423

(1)	Represents transaction costs related to the acquisition of Global Atlantic.

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,056,502	$241,213	$466,265	$1,456,584
(+) Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	691,730	175,231	301,946	1,017,827
(+) Equity-based and Other Compensation - KKR Holdings L.P.	21,802	22,539	63,596	68,460
(+) Amortization of Intangibles and Other, net	11,211	49,659	7,454	131,192
(+) Strategic Corporate Transaction-Related Charges (1)	10,697	—	10,697	—
(+) Non-recurring Items (2)	—	22,839	88,322	22,839
(-) Net Unrealized Carried Interest	995,376	13,695	(186,537)	924,626
(-) Net Unrealized Gains (Losses)	1,088,901	130,972	(18,049)	1,352,181
(+) Unrealized Performance Income Compensation	418,728	9,281	(57,771)	379,181
(+) Income Tax Expense (Benefit)	359,375	53,132	204,960	386,124
(-) Income Taxes Paid	75,413	40,429	198,763	155,237
After-tax Distributable Earnings	$410,355	$388,798	$1,091,292	$1,030,163

(1)	Represents transaction costs related to the acquisition of Global Atlantic.

(2)
Represents an $88.3 million non-recurring impairment charge taken on one of our equity method investments during the nine months ended September 30, 2020 and a $22.8 million non-recurring make-whole premium associated with KKR’s refinancing of its 6.375% Senior Notes due 2020 during the three and nine months ended September 30, 2019.

The following tables provide reconciliations of certain of KKR's GAAP Consolidated Statements of Financial Condition measures to our non-GAAP balance sheet measures as of September 30, 2020 and December 31, 2019:
Assets

	As of
	September 30, 2020	December 31, 2019
	($ in thousands)
Total GAAP Assets	$70,655,333	$60,899,319
(-) Impact of Consolidation of Funds and Other Entities	43,250,461	37,453,629
(-) Carry Pool Reclassification	1,393,381	1,448,879
(-) Other Reclassifications	762,478	376,360
Total Book Assets	$25,249,013	$21,620,451
Liabilities

	As of
	September 30, 2020	December 31, 2019
	($ in thousands)
Total GAAP Liabilities	$36,611,703	$30,396,945
(-) Impact of Consolidation of Funds and Other Entities	27,526,943	23,841,496
(-) Carry Pool Reclassification	1,393,381	1,448,879
(-) Other Reclassifications	762,478	376,360
Total Book Liabilities	$6,928,901	$4,730,210

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	September 30, 2020	December 31, 2019
	($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	$10,599,310	$10,324,936
(+) Impact of Consolidation of Funds and Other Entities	398,649	327,826
(-) Other Reclassifications	17,446	17,446
(+) Noncontrolling Interests Held by KKR Holdings L.P.	5,692,718	5,728,634
(+) Series C Mandatory Convertible Preferred Stock	1,115,792	—
Book Value	$17,789,023	$16,363,950

The following table provides reconciliations of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	September 30, 2020	December 31, 2019
GAAP Shares of Common Stock Outstanding	566,334,746	560,007,579
Adjustments:
KKR Holdings Units (1)	278,781,478	290,381,345
Common Stock - Series C Mandatory Convertible Preferred Stock (2)	32,760,434	—
Adjusted Shares (3)	877,876,658	850,388,924

Unvested Shares of Common Stock (4)	15,683,349	22,712,604

(1)	Common stock that may be issued by KKR & Co. Inc. upon exchange of units in KKR Holdings for shares of common stock.

(2)	Assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of KKR & Co. Inc. common stock on September 30, 2019.

(3)	Amounts exclude unvested equity awards granted under our Equity Incentive Plans.

(4)
Represents equity awards granted under our Equity Incentive Plans. The issuance of common stock of KKR & Co. Inc. pursuant to awards under our Equity Incentive Plans dilutes KKR common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. Excludes the award of 2,500,000 restricted stock units granted to each of our Co-Presidents/Co-Chief Operating Officers during 2017 that have not met their market-price based vesting condition as of September 30, 2020. See Note 12 "Equity Based Compensation" to the financial statements included elsewhere in this report.

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends), as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products, and other growth initiatives, including acquisitions of other investments, assets, and businesses; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our stockholders and holders of our Series A Preferred Stock, Series B Preferred Stock and Series C Mandatory Convertible Preferred Stock; and (vii) paying borrowings, interest payments, and repayments under credit agreements, our senior notes, and other borrowing arrangements. See "—Liquidity—Liquidity Needs—Dividends."

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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of September 30, 2020, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report.

As of September 30, 2020, netting holes in excess of $50 million existed at two of our private equity funds, which were Americas Fund XII of $538 million and Asian Fund II of $470 million. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

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

Liquidity Needs

Our liquidity needs include funding of the previously announced transaction to acquire Global Atlantic. We expect to finance the acquisition with a combination of cash on hand and proceeds from potential minority co-investors. Depending on the number of existing shareholders of Global Atlantic who elect to roll over their investments and the amount of ownership interests that we syndicate to co-investors, if we are required to use more cash from our balance sheet than we currently anticipate to fund the acquisition, we would have a lower than normal level of liquidity available to satisfy our other near-term liquidity needs and objectives.

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

For a discussion of KKR's share repurchase program, see "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Share Repurchases in the Third Quarter of 2020."

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

The following table presents our uncalled commitments to our active investment funds as of September 30, 2020:

Uncalled Commitments
Private Markets	($ in thousands)
Core Investment Vehicles	$1,104,800
Asian Fund IV	1,000,000
Property Partners Americas	416,900
Americas Fund XII	375,800
Asian Fund III	266,300
Asia Real Estate Partners	250,000
Asia Pacific Infrastructure Investors	250,000
Global Infrastructure Investors III	208,500
Real Estate Partners Europe II	200,000
Next Generation Technology Growth II	140,200
Energy Income and Growth Fund II	118,200
European Fund V	111,100
Health Care Strategic Growth Fund	103,700
Real Estate Partners Americas II	76,000
Global Impact Fund	64,800
Real Estate Credit Opportunity Partners II	32,900
Other Private Markets Vehicles	421,400
Total Private Markets Commitments	5,140,600

Public Markets
Dislocation Opportunities Fund	350,000
Lending Partners Europe II	56,000
Special Situations Fund II	47,400
Lending Partners III	14,500
Private Credit Opportunities Partners II	13,900
Lending Partners Europe	11,300
Other Public Markets Vehicles	110,300
Total Public Markets Commitments	603,400

Total Uncalled Commitments	$5,744,000
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets primarily in our Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets business line. As of September 30, 2020, these commitments amounted to $449.0 million and $748.5 million, respectively.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has arrangements with third parties, which reduce our risk when underwriting certain debt transactions, and thus our unfunded commitments as of September 30, 2020 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
On January 14, 2020, KKR committed to invest up to an additional $150 million in KKR India Financial Services to support KKR’s alternative credit business in India. As of September 30, 2020, none of the $150 million commitment has been invested.

Tax Receivable Agreement
We may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings, which may result in an increase in our tax basis of the assets of KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former limited partners who have exchanged KKR Holdings units for KKR's common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the agreement. As of September 30, 2020, an undiscounted payable of $186.5 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of September 30, 2020, approximately $43.0 million of cumulative cash payments have been made under the tax receivable agreement.
Dividends
A dividend of $0.135 per share of our common stock has been declared for the quarter ended September 30, 2020, which will be paid on December 1, 2020 to holders of record of our common stock as of the close of business on November 16, 2020.
A dividend of $0.421875 per share of Series A Preferred Stock has been declared and set aside for payment on December 15, 2020 to holders of record of Series A Preferred Stock as of the close of business on December 1, 2020. A dividend of $0.406250 per share of Series B Preferred Stock has been declared and set aside for payment on December 15, 2020 to holders of record of Series B Preferred Stock as of the close of business on December 1, 2020. A dividend of $1.0083 per share of Series C Mandatory Convertible Preferred Stock has been declared and set aside for payment on December 15, 2020 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on December 1, 2020.
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
We classified 4.2% of total investments measured and reported at fair value as Level I at September 30, 2020.
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
We classified 39.8% of total investments measured and reported at fair value as Level II at September 30, 2020.
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
We classified 56.0% of total investments measured and reported at fair value as Level III at September 30, 2020. The valuation of our Level III investments at September 30, 2020 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of September 30, 2020, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 40%, 50%, and 10%, respectively.
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
On a non-GAAP basis, our energy real asset investments in oil and gas properties as of September 30, 2020 had a fair value of approximately $687 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in book value of $68.7 million. As of September 30, 2020, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that book value would have been approximately $5 million lower.
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
There is inherent uncertainty involved in the valuation of Level III investments and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. Furthermore, the recent market volatility caused by COVID-19 and the uncertainty surrounding its full impact have amplified the possibility that our future valuations may materially change from those reflected as of September 30, 2020. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.
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
For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR's investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of September 30, 2020, less than 1% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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
As of September 30, 2020, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of September 30, 2020, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of September 30, 2020, investments which represented greater than 5% of total non-GAAP investments consisted of Fiserv, Inc. and USI, Inc. valued at $1,468.9 million and $884.6 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Fiserv, Inc. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of current market conditions and uncertainties resulting from COVID-19, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment." We continue to monitor and plan for the potential market risks, and risks related to our results of operations and financial condition, related to the scheduled discontinuation of the London Interbank Offered Rate ("LIBOR") at the end of 2021. See "Risk Factors—Risks Related to Our Business—Transition away from LIBOR as a benchmark reference for interest rates may affect the cost of capital and may require amending or restructuring existing debt instruments and related hedging arrangements for us, our investment funds and our portfolio companies, and may impact the value of floating rate securities based on LIBOR we or our investment funds hold or may hold in the future, which may result in additional costs or adversely affect our or our funds' liquidity, results of operations and financial condition" in our Annual Report. There was no other material change in our market risks during the nine months ended September 30, 2020. For additional information, please refer to our Annual Report.
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three or nine months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
The section entitled "Litigation" appearing in Note 16 "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.
ITEM 1A.  RISK FACTORS.
Other than as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 under the heading "Risk Factors," which is incorporated herein by reference, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment" in this report, there were no material changes to the risk factors disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Share Repurchases in the Third Quarter of 2020
Under the repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.
In addition to the repurchases of common stock described above, subsequent to May 3, 2018, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of common stock. From October 27, 2015 through September 30, 2020, KKR has paid approximately $369 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of common stock or its equivalent upon the vesting of equity awards representing 18.0 million shares of common stock. Of these amounts, equity awards representing 11.0 million shares of common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the third quarter of 2020. No shares of common stock were repurchased during the third quarter of 2020 and no equity awards were retired during the third quarter of 2020. From inception of the repurchase program through September 30, 2020, we have repurchased or retired a total of approximately 59.3 million shares of common stock under the program at an average price of approximately $19.02 per share.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2020 to July 31, 2020)	—	$—	52,283,838	$500,000
Month #2 (August 1, 2020 to August 31, 2020)	—	$—	52,283,838	$500,000
Month #3 (September 1, 2020 to September 30, 2020)	—	$—	52,283,838	$500,000
Total through September 30, 2020	—

(1) Amounts have been reduced by retirements of equity awards occurring after May 3, 2018. On May 6, 2020, KKR announced the increase to the total available amount under the repurchase program to $500 million.

Other Equity Securities
During the third quarter of 2020, 7,197,017 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of shares of our common stock. This resulted in an increase in our ownership of KKR Group Partnership and a corresponding decrease in the ownership of KKR Group Partnership by KKR Holdings. In November 2020, approximately 3.2 million KKR Group Partnership Units are expected to be exchanged by KKR Holdings into an equal number of shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION
On November 3, 2020, KKR Capital Markets Holdings L.P. and certain other capital market subsidiaries of KKR & Co. Inc. entered into a first amendment (the "Amendment") with Mizuho Bank, Ltd., as administrative agent, and the lenders party thereto to the third amended and restated 5-year revolving credit agreement, dated as of March 20, 2020 (as amended from time to time, the "Agreement") with Mizuho Bank, Ltd., as administrative agent, and the lenders party thereto. The Amendment provides for additional revolving borrowings of up to $250 million, for total revolving borrowings under the Agreement of $750 million with a $750 million sublimit for letters of credit, expires on March 20, 2025 and ranks pari passu with the existing $750 million 364-day revolving credit facility provided by them for KKR’s capital markets business. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached as Exhibit 10.2 to this report, and the terms of which are incorporated by reference herein.

ITEM 6. EXHIBITS.
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of July 7, 2020, by and among Global Atlantic Financial Group Limited, a Bermuda exempted company, Global Atlantic Financial Life Limited, a Bermuda exempted company, Magnolia Merger Sub Limited, a Bermuda exempted company, Magnolia Parent LLC, a Cayman Islands limited liability company, and solely for Section 2.10(a) thereunder, LAMC LP, a Cayman Island exempted limited partnership, and Goldman Sachs & Co. LLC, solely as the Equity Representative (incorporated by reference to Exhibit 2.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 10, 2020).

3.1	Amended and Restated Certificate of Incorporation of KKR & Co. Inc. (incorporated by reference to Exhibit 3.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 11, 2020).
3.2	Amended and Restated Bylaws of KKR & Co. Inc. (incorporated by reference to Exhibit 3.2 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 11, 2020).
3.3
Certificate of Designations of 6.00% Series C Mandatory Convertible Preferred Stock of KKR & Co. Inc. (incorporated by reference to Exhibit 3.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 14, 2020).

4.1	Form of 6.00% Series C Preferred Stock Certificate (included in Exhibit 3.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 14, 2020).
4.2
Indenture dated as of August 25, 2020 among KKR Group Finance Co. VIII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020).

4.3
First Supplemental Indenture dated as of August 25, 2020 among KKR Group Finance Co. VIII LLC, KKR & Co.  Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020).

4.4	Form of 3.500% Senior Note due 2050 (included in Exhibit 4.2 to KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020)
10.1
Amendment No. 1, dated August 14, 2020, to the Third Amended and Restated Limited Partnership Agreement of KKR Group Partnership L.P. dated January 1, 2020 (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 14, 2020).

10.2 †
First Amendment, dated November 3, 2020, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the lenders party thereto, to the Third Amended and Restated 5-Year Revolving Credit Agreement dated March 20, 2020.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and September 30, 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and September 30, 2019; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2020 and September 30, 2019, (v) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2020 and September 30, 2019, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	November 6, 2020