Form 10-K
period 2020-12-31
KKR & Co. Inc.
filed 2021-02-19
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2020
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from           to           .
Commission File Number 001-34820

KKR & CO. INC.
(Exact name of Registrant as specified in its charter)

Delaware	26-0426107
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
30 Hudson Yards
New York, New York 10001
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock of the registrant held by non-affiliates as of June 30, 2020, was approximately $16.5 billion. As of February 17, 2021, the registrant had 576,611,174 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

KKR & CO. INC.

FORM 10-K

For the Year Ended December 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of dividends on common or preferred stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of common stock pursuant to its repurchase program; the amount that The Global Atlantic Financial Group LLC (together with its subsidiaries, "Global Atlantic") will contribute to KKR's assets under management ("AUM"); KKR's ability to manage Global Atlantic's investments; operation of Global Atlantic following the closing of the transaction; the transaction's effects on KKR’s operating results; expansion and growth opportunities and other synergies resulting from the Global Atlantic acquisition and other acquisitions, reorganizations or strategic partnerships may constitute forward-looking statements. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Risk Factors" in this report. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

In this report, references to "KKR," "we," "us" and "our" refer to KKR & Co. Inc. and its subsidiaries, including Global Atlantic, unless the context requires otherwise. On January 1, 2020, KKR completed an internal reorganization (the "Reorganization"), which was undertaken to, among other purposes, simplify KKR's internal structure. In the Reorganization, (i) KKR Management Holdings L.P. and KKR International Holdings L.P., which were former intermediate holdings companies for KKR's business, were combined with another intermediate holding company, KKR Fund Holdings L.P., which changed its name to KKR Group Partnership L.P. ("KKR Group Partnership") and became the sole intermediate holding company for KKR's business, (ii) the issuers of each series of KKR’s outstanding senior notes were contributed to KKR Group Partnership and the guarantees by KKR International Holdings L.P. and KKR Management Holdings L.P. under the senior notes were automatically and unconditionally released and discharged pursuant to the terms of the indentures governing such senior notes, with KKR Group Partnership remaining as a guarantor, and (iii) the ownership interests of certain operating subsidiaries of KKR Group Partnership were reorganized. In connection with the 6.75% Series A Preferred Stock ("Series A Preferred Stock"), 6.50% Series B Preferred Stock ("Series B Preferred Stock") and 6.00% Series C Mandatory Convertible Preferred Stock ("Series C Mandatory Convertible Preferred Stock") of KKR & Co. Inc., KKR Group Partnership has series of preferred units issued and outstanding with economic terms designed to mirror those of the Series A Preferred Stock, Series B Preferred Stock and Series C Mandatory Convertible Preferred Stock, respectively. On May 8, 2020, we amended and restated our certificate of incorporation and our bylaws (as amended and restated, our "certificate of incorporation" and our "bylaws," respectively) to, among other things, rename Class A common stock of KKR & Co. Inc. as common stock, and reclassify Class B common stock and Class C common stock of KKR & Co. Inc. into Series I preferred stock and Series II preferred stock, respectively (the "Reclassification"). KKR & Co. Inc. has one class of common stock authorized and outstanding.

References to "KKR Group Partnership" for periods prior to the Reorganization mean KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, and references to "KKR Group Partnership" for periods following the Reorganization mean KKR Group Partnership L.P. References to a "KKR Group Partnership Unit" mean (i) one Class A partner interest in each of KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, for periods prior to the Reorganization and (ii) one Class A partner interest in KKR Group Partnership for periods following the Reorganization. References to "common stock" for periods prior to the Reclassification mean Class A common stock of KKR & Co. Inc. and references to "Series I preferred stock" and "Series II preferred stock" for periods prior to the Reclassification mean Class B common stock and Class C common stock of KKR & Co. Inc., respectively. References to the "Series I preferred stockholder" are to KKR Management LLP, the holder of the sole share of our Series I preferred stock, which converted from a limited liability company named KKR Management LLC to a limited liability partnership in the Reorganization.

Contemporaneously with the Reorganization, KKR acquired KKR Capstone Americas LLC and its affiliates ("KKR Capstone") on January 1, 2020. References to "non-employee operating consultants" for periods prior to the acquisition mean employees of KKR Capstone, who were not employees of KKR during such periods. Prior to the acquisition, KKR Capstone was owned and controlled by its senior management and was not a subsidiary or affiliate of KKR.

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

On February 1, 2021, KKR completed its previously announced transaction to acquire Global Atlantic. Upon closing KKR holds all of the voting interests in Global Atlantic and owns 61.1% of the economic equity interests in Global Atlantic, which percentage is subject to change due to certain post-closing purchase price adjustments. KKR's historical financial results included in this report, including its audited consolidated financial statements as of and for the year ended December 31, 2020, do not reflect Global Atlantic's financial results and may not be indicative of KKR's financial results for future periods that will consolidate the results of Global Atlantic.

In this report, the term "GAAP" refers to accounting principles generally accepted in the United States of America.

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP, including after-tax distributable earnings, distributable revenues, distributable expenses, distributable operating earnings, fee related earnings ("FRE"), book assets, book liabilities, book value and book value per adjusted share. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These non-GAAP financial measures should not be considered as a substitute for, or superior to, similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliations to GAAP Measures." This report also uses the terms AUM, fee paying assets under management ("FPAUM"), capital invested and syndicated capital. You should note that our calculations of these and other operating metrics may differ from the calculations of other investment managers and, as a result, may not be comparable to similar metrics presented by other investment managers. These non-GAAP and operating metrics are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Non-GAAP and Other Operating and Performance Measures."

References to our "funds" or our "vehicles" refer to investment funds, vehicles and accounts that are advised, sponsored or managed by one or more subsidiaries of KKR, including collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS") vehicles, unless the context requires otherwise. They do not include investment funds, vehicles or accounts of any hedge fund or other manager with which we have formed a strategic partnership where we have acquired an ownership interest.

Unless otherwise indicated, references in this report to our fully exchanged and diluted common stock outstanding, or to our common stock outstanding on a fully exchanged and diluted basis, reflect (i) actual shares of common stock outstanding, (ii) shares of common stock into which KKR Group Partnership Units held by KKR Holdings are exchangeable pursuant to the terms of the exchange agreement described in this report, (iii) shares of common stock into which all outstanding shares of Series C Mandatory Convertible Preferred Stock are convertible and (iv) shares of common stock issuable pursuant to any equity awards actually granted from the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") or the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, our "Equity Incentive Plans"). Our fully exchanged and diluted common stock outstanding does not include shares of common stock available for issuance pursuant to the Equity Incentive Plans for which equity awards have not yet been granted.

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

SUMMARY RISK FACTORS

The following is a summary of the risk factors associated with investing in our securities. You should read this summary together with a more detailed description of these risks in the "Risk Factors" section of this report and in other filings that we make from time to time with the SEC.

We are subject to risks related to our business, including risks involving:

•difficult market and economic conditions;
•disruptions caused by the COVID-19 pandemic;
•changes in the debt financing markets;
•transition away from the London interbank offered rate ("LIBOR") as a benchmark reference for interest rates;
•significant liquidity requirements and sources of liquidity;
•"clawback" provisions in our governing agreements;
•increased risks related to strategic investor partnerships;
•high variability in our earnings and cash flow;
•decline in the pace or size of investment by our funds;
•inability to raise additional or successor funds at all or at a comparable size to predecessor funds;
•less favorable economic terms of our future funds;
•intense competition in the investment management business;
•increasing focus by stakeholders on environmental, social and governance matters;
•changes in relevant tax laws, regulations and treaties or adverse interpretations by tax authorities;
•our dependence on our founders and other key personnel;
•recruiting, retaining and motivating our employees and other key personnel;
•operational risks, cyber-security failures and data security breaches;
•entering into new lines of business and expansion into new investment strategies, geographic markets and businesses;
•complexities of new investment strategies, markets and businesses;
•ability to syndicate the securities or indebtedness and realize returns on investments financed with our balance sheet;
•extensive regulation of our businesses;
•increased regulatory focus or legislative or regulatory change;
•complex regulations affecting capital raising activities;
•federal, state and foreign anti-corruption and trade sanctions laws;
•litigation allegations and negative publicity;
•certain types of investment vehicles with increased risk of litigation and regulatory scrutiny;
•misconduct of our employees, consultants or sub-contractors or by our portfolio companies;
•underwriting, syndicating and securities placement activities; and
•use of third-party service providers.

We are subject to risks related to assets we manage, including risks involving:

•historical returns not being indicative of future results;
•valuation methodologies;
•various economic conditions and events outside our control;
•dependence on significant leverage in investments;
•limitation inherent in the due diligence process;
•investments in relatively high-risk, illiquid assets;
•risks inherent in our investments including risks specific to real assets and growth equity investments;
•investments in real assets, such as real estate, infrastructure and energy, and emerging and less established companies;
•failure to protect intellectual property rights;
•investments in high-yield, below investment grade or unrated debt or in companies in distress;
•investments involving business, regulatory, legal or other complexities;
•large size of our private equity and real assets investments;
•investments in companies that we do not control;
•investments in companies that are based outside of the United States;
•third-party investors' contractual obligation to fund capital calls;
•ranking of our equity and debt investments compared to investments made by others;
•hedging transactions and other risk management activities undertaken by us;
•concentration of investments by our funds or by our balance sheet;
•conflicts of interest between our businesses and our funds;

•redemption by fund investors in certain of our credit funds; and
•our hedge fund partnerships.

We are subject to risks related to our common stock, including risks involving:

•significant voting power held by the Series I preferred stockholder;
•exemptions available to us as a "controlled company" under the NYSE corporate governance rules;
•exemptions from proxy rules under U.S. securities laws;
•provisions in our certificate of incorporation limiting the obligation and liability of the Series I preferred stockholder;
•exclusive forum provision included in our certificate of incorporation;
•volatility of market price and trading volume of our common stock;
•assets and revenues of our funds not being directly available to us or our common stockholders;
•large number of shares eligible for future sale or for exchange and issuable as grants or in acquisitions;
•ability to issue preferred stock may cause the price of our common stock to decline; and
•our right to repurchase all outstanding shares of common stock under specific circumstances.

We are subject to risks related to our organizational structure, including risks involving:

•potential conflicts of interest among the Series I preferred stockholder and our common stockholders;
•certain actions by our board of directors requiring the approval of the Series I preferred stockholder;
•ability of the Series I preferred stockholder to transfer its share of Series I preferred stock;
•limitations on our ability to pay periodic dividends;
•our obligations to pay under tax receivable agreement;
•potential application of restrictions under the Investment Company Act of 1940 (the "Investment Company Act");
•internal reorganizations undertaken by us; and
•anti-takeover provisions in our organizational documents.

We are subject to risks related to Global Atlantic, including risks involving:

•possibility of not achieving the intended benefit of the acquisition;
•inclusion of Global Atlantic as our consolidated subsidiary;
•interest rate fluctuations and sustained periods of low or high interest rates;
•use of derivative financial instruments in risk management strategy;
•competitiveness of the insurance industry;
•dependence on third-party service providers, including distribution partners and agents;
•guarantees within certain of Global Atlantic's products;
•volatility in its net income under GAAP;
•acceleration of amortization of deferred revenues and expenses;
•difference between policyholder behavior estimates, reserve assumptions and actual claim experience;
•estimates used in preparation of financial statements and models for insurance products;
•ability to execute Global Atlantic's growth strategies successfully;
•any gaps in Global Atlantic's risk management policies and procedures;
•Global Atlantic's actual or perceived financial strength and ratings of Global Atlantic and its insurance subsidiaries;
•failure to comply with covenants in credit facilities or agreements;
•lack of captive or proprietary distribution or direct sale;
•businesses Global Atlantic reinsures and business it cedes to reinsurers;
•natural and man-made disasters and other catastrophes;
•protection of confidentiality of client information;
•changes in accounting standards;
•ability to cover policyholder benefits, withdrawals, recaptures or collateralization requirements;
•reinsurance assets held in trust, which limits Global Atlantic's ability to invest those assets;
•reinsurance agreements that permit the reinsurance client to recapture some or all of the reinsurance portfolio;
•determination of the amount of impairments and allowances for credit losses;
•Global Atlantic's membership in Federal Home Loan Banks;
•repurchase and reverse repurchase transactions that subject Global Atlantic to liquidity risks;
•applicability of the U.S. federal income taxes, changes to U.S. tax laws or Global Atlantic's tax status in Bermuda; and
•insurance and other regulations, including those related to statutory accounting rules, reserves, guaranty association laws and licensing requirements, that apply to Global Atlantic and its insurance subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

We are a leading global investment firm that offers alternative asset management and capital markets and insurance solutions. We aim to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and supporting growth in our portfolio companies and communities. We sponsor investment funds that invest in private equity, credit and real assets and have strategic partners that manage hedge funds. Our insurance subsidiaries offer retirement, life and reinsurance products under the management of Global Atlantic.
    Our asset management business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 375 private equity investments in portfolio companies with a total transaction value in excess of $650 billion as of December 31, 2020. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, capital markets, infrastructure, energy, real estate, growth equity, core and impact investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
We seek to work proactively and collaboratively as one firm across business lines, departments, and geographies, as appropriate, to achieve what we believe are the best results for our funds and the firm. Through our offices around the world, we have a pre-eminent global integrated platform for sourcing transactions, raising capital and carrying out capital markets activities. Our growth has been driven by value that we have created through our operationally focused investment approach, the expansion of our existing businesses, our entry into new lines of business, innovation in the products that we offer investors in our funds, an increased focus on providing tailored solutions to our clients and the integration of capital markets distribution activities.
    As a global investment firm, we earn management, monitoring, transaction and incentive fees and carried interest for providing investment management, monitoring and other services to our funds, vehicles, CLOs, managed accounts and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income by investing our own capital alongside that of our fund investors, from other assets on our balance sheet and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested. Beginning in the first quarter of 2021, we will also earn our share of income generated by Global Atlantic as a result of the Global Atlantic acquisition.
    Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of December 31, 2020, approximately 80% of our capital is not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021. Global Atlantic is a leading U.S. annuity and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker-dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of December 31, 2020, Global Atlantic served over two million policyholders.

Our Firm
    With offices around the world, we have established ourselves as a leading global investment firm. We have multilingual and multicultural investment teams with local market knowledge and significant business, investment and operational experience in the countries in which we invest. We believe that our global capabilities and one-firm philosophy have helped us to raise capital, capture a greater number of investment opportunities, and assist our portfolio companies in their increasing reliance on global markets and sourcing, while enabling us to diversify our operations.
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
    Since our inception, one of our fundamental philosophies has been to align the interests of the firm and our principals with the interests of our fund investors, portfolio companies and other stakeholders. We achieve this by putting our own capital behind our ideas. As of December 31, 2020, we and our employees and other personnel have approximately $20.0 billion invested in or committed to our own funds and portfolio companies, including $10.6 billion funded from our balance sheet, $6.3 billion of additional commitments from our balance sheet to investment funds, $2.4 billion funded from personal investments and $0.7 billion of additional commitments from personal investments.
Our Business

Our Business Lines

We operate our asset management business in four business lines: (1) Private Markets, (2) Public Markets, (3) Capital Markets, and (4) Principal Activities. Information about our business lines below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere in this report.

Private Markets

Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity, core and impact investments. We also manage and sponsor investment funds that invest capital in real assets, such as infrastructure, energy and real estate. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of December 31, 2020, our Private Markets business line had $148.7 billion of AUM, consisting of $99.1 billion in private equity (including growth equity, core and impact investments), $35.2 billion in real assets (including infrastructure, energy and real estate) and $14.4 billion in other related strategies.

Private Markets
Assets Under Management (1)
($ in billions)

$160.0
$150.0
$140.0
$130.0
$120.0
$110.0
$100.0
$90.0
$80.0
$70.0
$60.0
$50.0
$40.0
$30.0
$20.0
$10.0
$0.0
$19.7
$31.9
$36.5
$31.8
$38.8
$46.7
$44.5
$56.7
$64.2
$64.6
$66.0
$73.8
$97.5
$103.4
$119.3
$148.7
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020

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

The table below presents information as of December 31, 2020, relating to our current private equity, growth equity, core investment, impact and real asset funds and other investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December 31, 2020.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Funds
Americas Fund XII	1/2017	1/2023	$13,500.0	$5,462.1	5.8%	$8,332.5	$379.6	$8,221.5	$13,506.1	$836.2
North America Fund XI	9/2012	1/2017	8,718.4	429.8	2.9%	9,733.0	12,717.1	4,499.7	8,851.6	818.9
2006 Fund (4)	9/2006	9/2012	17,642.2	247.4	2.1%	17,309.3	32,435.1	2,546.3	4,794.0	461.2
Millennium Fund (4)	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	14,123.1	—	6.1	1.3
European Fund V	3/2019	7/2025	6,415.0	3,810.0	1.8%	2,605.0	—	2,605.0	3,130.9	56.4
European Fund IV	12/2014	3/2019	3,511.0	59.4	5.7%	3,578.1	3,092.2	2,351.3	3,953.8	286.7
European Fund III (4)	3/2008	3/2014	5,513.9	154.1	5.2%	5,359.8	10,524.4	336.7	300.3	(14.9)
European Fund II (4)	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,507.4	—	34.3	(0.2)
Asian Fund IV	7/2020	7/2026	13,818.5	13,818.5	7.2%	—	—	—	—	—
Asian Fund III	4/2017	7/2020	9,000.0	3,168.7	5.6%	6,190.7	1,261.1	5,795.6	8,773.5	552.2
Asian Fund II	4/2013	4/2017	5,825.0	—	1.3%	6,842.4	4,903.4	4,023.2	5,416.4	280.3
Asian Fund (4)	7/2007	4/2013	3,983.3	—	2.5%	3,974.3	8,723.3	17.1	25.7	3.6
China Growth Fund (4)	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	867.9	466.2	409.0	(7.4)
Next Generation Technology Growth Fund II	12/2019	12/2025	2,088.3	1,225.5	7.2%	863.6	0.9	859.0	1,009.5	19.9
Next Generation Technology Growth Fund	3/2016	12/2019	658.9	2.3	22.5%	663.3	326.8	527.6	1,096.4	62.3
Health Care Strategic Growth Fund	12/2016	12/2021	1,331.0	844.7	11.3%	577.0	116.1	482.8	1,042.0	73.2
Global Impact Fund	2/2019	2/2025	1,242.2	694.6	8.1%	547.6	—	547.6	645.8	12.1
Private Equity Funds			106,008.5	29,917.1		79,337.4	97,978.4	33,279.6	52,995.4	3,441.8

Co-Investment Vehicles and Other	Various	Various	12,069.8	4,285.7	Various	8,073.6	5,683.3	5,312.1	7,614.1	833.1

Total Private Equity Funds			118,078.3	34,202.8		87,411.0	103,661.7	38,591.7	60,609.5	4,274.9

Core Investment Vehicles	Various	Various	10,693.6	3,326.3	33.0%	7,367.3	—	7,367.3	10,481.9	131.4

Real Assets
Energy Income and Growth Fund II	6/2018	6/2021	994.2	515.0	20.1%	488.9	9.6	479.7	487.7	—
Energy Income and Growth Fund	9/2013	6/2018	1,974.2	—	12.9%	1,967.9	834.8	1,239.4	975.9	—
Natural Resources Fund (4)	Various	Various	887.4	—	Various	887.4	123.2	194.2	71.8	—
Global Energy Opportunities	Various	Various	914.1	63.4	Various	518.4	143.5	346.7	206.5	—
Global Infrastructure Investors III	6/2018	6/2024	7,193.3	4,019.1	3.8%	3,390.1	216.0	3,328.7	3,294.9	—
Global Infrastructure Investors II	10/2014	6/2018	3,040.8	161.3	4.1%	3,119.4	2,752.5	2,038.4	2,650.5	66.6
Global Infrastructure Investors	9/2011	10/2014	1,040.2	25.1	4.8%	1,046.8	2,098.4	127.5	107.6	1.3
Asia Pacific Infrastructure Investors	1/2020	1/2026	3,791.6	3,791.6	6.6%	—	—	—	—	—
Real Estate Partners Americas II	5/2017	12/2020	1,921.2	494.4	7.8%	1,662.9	519.3	1,399.4	1,556.5	44.1
Real Estate Partners Americas	5/2013	5/2017	1,229.1	147.8	16.3%	1,011.1	1,357.9	186.6	84.4	(1.6)
Real Estate Partners Europe	9/2015	12/2019	713.7	190.0	9.1%	599.5	172.1	510.7	656.0	21.1
Asia Real Estate Partners	6/2019	6/2023	1,682.4	1,682.4	14.9%	—	—	—	—	—
Real Estate Credit Opportunity Partners II	4/2019	6/2022	950.0	606.6	5.3%	343.4	12.0	343.4	353.9	—
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130.0	122.2	4.4%	1,007.8	232.2	1,007.8	942.6	—
Property Partners Americas	12/2019	(5)	2,012.5	1,446.7	24.8%	565.8	11.5	565.8	618.1	2.3
Co-Investment Vehicles and Other	Various	Various	7,594.3	4,478.8	Various	3,115.5	923.5	3,111.8	3,644.3	13.2

Real Assets			37,069.0	17,744.4		19,724.9	9,406.5	14,880.1	15,650.7	147.0

Other
Unallocated Commitments (6)			903.1	903.1	Various	—	—	—	—	—

Private Markets Total			$166,744.0	$56,176.6		$114,503.2	$113,068.2	$60,839.1	$86,742.1	$4,553.3
(1)The start date represents the date on which the general partner of the applicable fund commenced investment of the fund's capital or the date of the first closing. The end date represents the earlier of (i) the date on which the general partner of the applicable fund was or will be required by the fund's governing agreement to cease making new investments on behalf of the fund, unless extended by a vote of the fund investors and (ii) the date on which the last new investment was made.
(2)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on December 31, 2020, in the case of uncalled commitments.
(3)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital, with the limited partners' investment further reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.
(4)The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.
(5)Open-ended fund.
(6)"Unallocated Commitments" represent unallocated commitments from our strategic investor partnerships.

Performance

    We take a long-term approach to Private Markets investing and measure the success of our investments over a period of years rather than months. Given the duration of these investments, the firm focuses on realized multiples of invested capital and internal rates of return ("IRRs") when deploying capital in these transactions. We have nearly doubled the value of capital that we have invested in our Private Markets investment funds, turning $122.0 billion of capital into $240.2 billion of value from our inception in 1976 to December 31, 2020.
Amount Invested and Total Value for
Private Markets Investment Funds
As of December 31, 2020
From our inception in 1976 through December 31, 2020, our investment funds with at least 24 months of investment activity generated a cumulative gross IRR of 25.6%, compared to the 11.9% and 9.2% gross IRR achieved by the S&P 500 Index and MSCI World Index, respectively, over the same period, despite the cyclical and sometimes challenging environments in which we have operated. The S&P 500 Index and MSCI World Index are unmanaged indices and such returns assume reinvestment of distributions and do not reflect any fees or expenses. Our past performance, however, may not be representative of performance in any period other than the period discussed above and is not a guarantee of future results. For example, as of March 31, 2009, the date of the lowest aggregate valuation of our private equity funds during the 2008 and 2009 market downturn, the investments in certain of our private equity funds at the time were marked down to 67% of original cost. For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition" and "Risk Factors—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds, our insurance subsidiaries or our balance sheet investments, of our future results or the performance of our common stock."
The tables below present information as of December 31, 2020, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since December 31, 2020, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	14,123.1	6.1	14,129.2	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,750.8	5,750.8	8,507.4	34.3	8,541.7	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,309.3	32,435.1	4,794.0	37,229.1	12.0%	9.4%	2.2
Asian Fund (2007)	3,983.3	3,974.3	8,723.3	25.7	8,749.0	18.9%	13.7%	2.2
European Fund III (2008) (2)	5,513.9	5,359.8	10,524.4	300.3	10,824.7	16.6%	11.5%	2.0
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	199.6	—	199.6	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010.0	1,010.0	867.9	409.0	1,276.9	6.2%	1.9%	1.3
Natural Resources Fund (2010)	887.4	887.4	123.2	71.8	195.0	(26.1)%	(28.1)%	0.2
Global Infrastructure Investors (2011) (2)	1,040.2	1,046.8	2,098.4	107.6	2,206.0	17.5%	15.5%	2.1
North America Fund XI (2012)	8,718.4	9,733.0	12,717.1	8,851.6	21,568.7	23.2%	18.5%	2.2
Asian Fund II (2013)	5,825.0	6,842.4	4,903.4	5,416.4	10,319.8	13.1%	9.5%	1.5
Real Estate Partners Americas (2013)	1,229.1	1,011.1	1,357.9	84.4	1,442.3	16.4%	11.6%	1.4
Energy Income and Growth Fund (2013)	1,974.2	1,967.9	834.8	975.9	1,810.7	(2.4)%	(4.9)%	0.9
Global Infrastructure Investors II (2014) (2)	3,040.8	3,119.4	2,752.5	2,650.5	5,403.0	19.7%	17.0%	1.7
European Fund IV (2015) (2)	3,511.0	3,578.1	3,092.2	3,953.8	7,046.0	27.0%	21.3%	2.0
Real Estate Partners Europe (2015) (2)	713.7	599.5	172.1	656.0	828.1	15.4%	10.7%	1.4
Next Generation Technology Growth Fund (2016)	658.9	663.3	326.8	1,096.4	1,423.2	34.1%	28.2%	2.1
Health Care Strategic Growth Fund (2016)	1,331.0	577.0	116.1	1,042.0	1,158.1	64.2%	41.2%	2.0
Americas Fund XII (2017)	13,500.0	8,332.5	379.6	13,506.1	13,885.7	31.4%	24.1%	1.7
Real Estate Credit Opportunity Partners (2017)	1,130.0	1,007.8	232.2	942.6	1,174.8	6.6%	5.4%	1.2
Core Investment Vehicles (2017)	10,693.6	7,367.3	—	10,481.9	10,481.9	21.4%	19.8%	1.4
Asian Fund III (2017)	9,000.0	6,190.7	1,261.1	8,773.5	10,034.6	40.2%	30.1%	1.6
Real Estate Partners Americas II (2017)	1,921.2	1,662.9	519.3	1,556.5	2,075.8	20.8%	15.7%	1.2
Global Infrastructure Investors III (2018)	7,193.3	3,390.1	216.0	3,294.9	3,510.9	3.3%	(0.6)%	1.0
European Fund V (2019) (2) (3)	6,415.0	2,605.0	—	3,130.9	3,130.9	—	—	—
Energy Income and Growth Fund II (2019) (3)	994.2	488.9	9.6	487.7	497.3	—	—	—
Next Generation Technology Growth Fund II (2019) (3)	2,088.3	863.6	0.9	1,009.5	1,010.4	—	—	—
Global Impact Fund (2019) (3)	1,242.2	547.6	—	645.8	645.8	—	—	—
Asia Pacific Infrastructure Investors (2019) (3)	3,791.6	—	—	—	—	—	—	—
Real Estate Credit Opportunity Partners II (2019) (3)	950.0	343.4	12.0	353.9	365.9	—	—	—
Asian Fund IV (2020) (3)	13,818.5	—	—	—	—	—	—	—
Asia Real Estate Partners (2020) (3)	1,682.4	—	—	—	—	—	—	—
Subtotal - Included Funds	146,531.4	105,511.1	115,263.7	74,659.1	189,922.8	16.1%	12.2%	1.8

All Funds	$163,005.9	$121,985.6	$165,533.0	$74,659.1	$240,192.1	25.6%	18.8%	2.0
(1)These funds were not contributed to KKR as part of the KPE Transaction.
(2)The following table presents information regarding investment funds with euro-denominated commitments. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on December 31, 2020, in the case of unfunded commitments.

Private Markets Investment Funds	Commitment (€ in millions)
European Fund	€196.5
European Fund II	€2,597.5
European Fund III	€2,882.8
E2 Investors (Annex Fund)	€55.5
Global Infrastructure Investors	€30.0
Global Infrastructure Investors II	€243.8
European Fund IV	€1,626.1
Real Estate Partners Europe	€276.6
Global Infrastructure Investors III	€987.0
European Fund V	€2,144.2
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to December 31, 2020. None of the European Fund V, Energy Income and Growth Fund II, Next Generation Technology Growth Fund II, Global Impact Fund, Asia Pacific Infrastructure Investors, Real Estate Credit Opportunity Partners II, Asian Fund IV, Asia Real Estate Partners or Property Partners Americas has invested for at least 24 months as of December 31, 2020. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.
(4)An investment is considered realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest.
(5)IRRs measure the aggregate annual compounded returns generated by a fund's investments over a holding period. Net IRRs are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees and organizational expenses. Gross IRRs are calculated before giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees and organizational expenses.
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
    For more information, see "Risk Factors—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds, our insurance subsidiaries or our balance sheet investments, of our future results or the performance of our common stock."
Private Equity
    We are a world leader in private equity, having raised over 25 private equity funds (including growth equity). We invest in industry-leading franchises and attract world-class management teams. Our investment approach leverages our capital base, sourcing advantage, global network and industry knowledge. It also leverages a sizable team of operating professionals, as well as senior advisors and other advisors, many of whom are former chief executive officers and leaders of the business community.
Traditional Private Equity. Our traditional private equity investment strategy typically seeks to engage primarily in management buyouts, build-ups, or other investments with a view to acquire a controlling or significant influence. We believe that the combination of our industry knowledge, investment experience and operational expertise provides KKR with the ability to identify and create value in investment opportunities. Through our portfolio company board oversight, we work closely and cooperatively with the management of our portfolio companies, which are assisted by having access to the resources of our global platform.
Growth Equity. Building upon our four decades of private equity investing experience, we have sourced a number of smaller growth equity investment opportunities, and we expanded our business by launching dedicated growth equity funds in 2016 and 2018 that pursue growth equity investment opportunities in the technology, media and telecommunications (TMT) sector, primarily in the United States, Canada, Europe and Israel. Through this strategy, we focus on emerging, high-growth companies and invest across a variety of sub-segments including software, security, semiconductors, consumer electronics, internet of things (IoT), information services, business services, internet, digital media, content and communications. In 2016, we launched another dedicated growth equity fund to pursue growth equity investment opportunities in the health care sector, primarily in the United States and Europe. Our health care growth strategy targets opportunities across various health care sub-sectors, including biopharmaceuticals, medical devices, diagnostics ⁄ life science tools, providers, healthcare information technology ⁄ informatics and other services.

Core Investments. We have separately managed vehicles in our core investments strategy. This strategy targets investments with a longer holding period and a lower risk profile, which we determined are not suitable for our traditional private equity or real asset strategies. The holding periods in these core investment accounts are generally longer than 15 years.
Global Impact Strategy. We launched our global impact strategy in 2018, which is focused on identifying and investing behind opportunities across the Americas, Europe and Asia where financial performance and societal impact are intrinsically aligned. Our Global Impact Fund aims to generate private equity risk-adjusted returns by investing in small to medium-sized companies that contribute toward one or more of the United Nations Sustainable Development Goals.
Portfolio

    The following chart presents information concerning the remaining value of traditional private equity funds by geography through December 31, 2020. We believe that this data illustrates the benefits of our business approach and our ability to source and invest in deals in multiple geographies.

Remaining Value by Geography
(as of December 31, 2020)

Asia-Pacific 29.9%
Americas 53.5%
Europe & Middle East 16.6%

    As of December 31, 2020, our traditional private equity portfolio consisted of 107 companies with approximately $238 billion of annual revenues. These companies are headquartered in 20 countries and operate in 20 general industries, which take advantage of our broad and deep industry and operating expertise. Many of these companies are leading franchises with global operations, strong management teams and attractive growth prospects, which we believe will provide benefits through a broad range of business conditions.
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
Realizing Investments
    We have developed substantial expertise for realizing private equity investments. From our inception through December 31, 2020, the firm has generated approximately $157.2 billion of cash proceeds from the sale of our private equity portfolio companies in initial public offerings and secondary offerings, dividends, and sales to strategic and financial buyers. When exiting private equity investments, our objective is to structure the exit in a manner that optimizes returns for fund investors and, in the case of publicly traded companies, minimizes the impact that the exit has on the trading price of the company's securities. We believe that our ability to successfully realize investments is attributable in part to the strength and discipline of our portfolio management committees and capital markets business, as well as the firm's longstanding relationships with corporate buyers and members of the investment banking and investing communities.
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
    Each private equity fund's general partner is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund's investments. Our private equity funds since 2012 generally have a performance hurdle which requires that we return 7%, compounded annually, to limited partners in the fund prior to receiving our 20% share of net profits realized by limited partners. Such performance hurdles are subject to a catch-up allocation to the general partner after the hurdle has been reached. Our earlier private equity funds do not include a performance hurdle. The timing of receipt of carried interest in respect of investments of our private equity funds is dictated by the terms of the partnership agreements that govern such funds, and is distributed to the general partner of a private equity fund only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Liquidity" for a discussion of netting holes. Net realized profit or loss is not netted between or among funds. In addition, the agreements governing our private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to fund investors at the end of the life of the fund. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Recognition of Carried Interest in the Statement of Operations" and "Risk Factors—The 'clawback' provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors."
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

Real Assets

Infrastructure
Our infrastructure platform seeks to achieve returns including current income through the acquisition and operational improvement of assets important to the functioning of the economy. We believe that the global infrastructure market provides an opportunity for the firm's private investment, operational improvement capabilities and stakeholder engagement. Through this platform we have made investments in power and utilities, midstream, alternative energy, transportation, asset leasing, water and wastewater, and telecommunications infrastructure. Our traditional infrastructure funds pursue infrastructure investment opportunities with an emphasis on investments in existing assets and businesses located in North America, Western Europe and Asia. Our core infrastructure strategy seeks core infrastructure and infrastructure-related investment opportunities with a focus on investments with predominantly contracted or regulated cash flows in existing securities, properties and other assets principally located in North America and Western Europe.

Real Estate
    Our real estate equity platform targets real estate investment opportunities globally, across the United States, Western Europe and Asia-Pacific. Our opportunistic equity investments include direct investments in real property, debt, special situations transactions and businesses with significant real estate holdings that can benefit from KKR's involvement and expertise. We seek to partner with real estate owners, lenders, operators, and developers to provide flexible capital to respond to transaction-specific needs, including the outright purchase or financing of existing assets or companies and the funding of future development or acquisition opportunities. Through this strategy, we have made real estate equity investments in residential and commercial assets. In addition, we have a core plus real estate strategy that seeks to pursue real estate primarily in the United States, primarily with the intent of influencing the real estate assets or companies in which it invests. Our strategic real estate partner, Drawbridge Realty ("Drawbridge"), also pursues a U.S. open-ended triple net lease office strategy and makes equity and credit investments in real estate properties.
Our real estate credit platform also provides capital solutions for real estate transactions with a focus on commercial mortgage-backed securities, whole loans and subordinated debt. Our real estate credit strategy includes KKR Real Estate Finance Trust Inc. (NYSE: KREF), a listed real estate investment trust ("REIT"), and our real estate credit funds which focus on the risk retention tranches of CMBS transactions.
Energy

    Our energy platform aims to provide fund investors with exposure to commodity prices and optionality associated with producing and selling oil and natural gas reserves and capital appreciation. Our energy platform targets real asset investment opportunities located primarily in the United States across the upstream and midstream segments of the oil and gas industry. We seek to generate value through optimizing production, reducing operating costs, and optimizing commercial and marketing arrangements. We work closely with external teams of technical and operational experts to assist in the selection, evaluation and operation of investments. We invest in these energy strategies primarily through KKR's energy funds and vehicles.
Real Asset Investment Process
    Our energy, infrastructure and real estate funds have a similar investment process as that described under "—Private Equity." Investment teams for a particular real asset strategy formally present potential investments to the applicable strategy oriented investment committee or the portfolio manager, as applicable, which monitors our due diligence practices and approves an investment before it is made. Most of our real asset strategies also have a portfolio management team that works with our investment professionals from the date on which an investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored. In addition to leveraging the resources of the firm, our energy, infrastructure and real estate investment teams typically partner with technical experts and operators to manage our real asset investments.
Real Asset Fund Structures
    Our traditional energy, infrastructure and real estate funds generally have investment periods of up to 6 years and generally have a fund term of up to 13 years. Management fees for such funds generally range from 0.75% to 1.5% on committed capital, invested capital or net asset value during the investment period and on invested capital or net asset value for investments thereafter, subject to certain adjustments. These funds generally have performance hurdles of 8% to 10% subject to a catch-up allocation to the general partner after the hurdle has been reached. Thereafter the general partners of such funds generally share in 10% to 20% of net profits realized by limited partners.
Our core real estate and infrastructure funds are open-ended and do not have a fixed termination date. They also do not have a specified termination date for making investments. Management fees for such funds generally range from 0.5% to 1.1% of net asset value, subject to certain adjustments. The general partners of such funds are also entitled to incentive fees ranging generally from 5% to 10% of cash flow or net asset value appreciation, subject to performance hurdles.
Public Markets

    Through our Public Markets business line, we report our credit and hedge funds platforms on a combined basis. Our credit business invests capital in (i) leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations and private credit strategies such as direct lending and private opportunistic credit (including mezzanine and asset-based finance) investment strategies. The funds, CLOs, separately managed accounts, investment companies registered under the Investment Company Act and alternative investment funds ("AIFs") in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland ("CBI"), and KKR Credit Advisors (Singapore) Pte. Ltd., which is regulated by the Monetary Authority of Singapore and also registered with the SEC. Our business development company ("BDC") platform consists of BDCs advised by FS/KKR Advisor, LLC ("FS/KKR Advisor"), which is an investment adviser jointly owned by KKR and Franklin Square Holdings, L.P. ("FS Investments") following the completion of our strategic partnership with FS Investments on April 9, 2018. Our Public Markets business line also includes our hedge funds platform, which consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "hedge fund partnerships"). Our hedge fund partnerships offer a variety of investment strategies, including equity hedge funds, hedge fund-of-funds and credit hedge funds.
We intend to continue to grow the Public Markets business line by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

    The following chart presents the growth in the AUM of our Public Markets business line from the commencement of its operations in August 2004 through December 31, 2020.

Public Markets
Assets Under Management (1) (2)
($ in billions)

$110.0
$100.0
$90.0
$80.0
$70.0
$60.0
$50.0
$40.0
$30.0
$20.0
$10.0
$0.0
$0.8
$3.7
$5.1
$10.8
$13.2
$13.5
$15.1
$15.5
$26.8
$35.7
$42.5
$53.5
$55.7
$70.9
$91.3
$99.1
$103.0
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020

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

    Our leveraged credit strategies principally invest through separately managed accounts, BDCs, CLOs and investment funds. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to December 31, 2020. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.57%	6.95%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	5.98%
Opportunistic Credit (3)	May 2008	11.60%	9.77%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	6.28%
Bank Loans	Apr 2011	5.23%	4.65%	S&P/LSTA Loan Index (4)	4.18%
High-Yield	Apr 2011	7.21%	6.63%	BoAML HY Master II Index (5)	6.38%
Bank Loans Conservative	Apr 2011	4.51%	3.93%	S&P/LSTA BB-B Loan Index (6)	4.21%
European Leveraged Loans (7)	Sep 2009	4.71%	4.19%	CS Inst West European Leveraged Loan Index (8)	3.59%
High-Yield Conservative	Apr 2011	6.52%	5.94%	BoAML HY BB-B Constrained (9)	6.41%
European Credit Opportunities (7)	Sept 2007	5.43%	4.49%	S&P European Leveraged Loans (All Loans) (10)	4.09%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

(1)The benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the "S&P/LSTA Loan Index"), S&P/LSTA U.S. B/BB Ratings Loan Index (the "S&P/LSTA BB-B Loan Index"), the Bank of America Merrill Lynch High Yield Master II Index (the "BoAML HY Master II Index"), the BofA Merrill Lynch BB-B US High Yield Index (the "BoAML HY BB-B Constrained"), the Credit Suisse Institutional Western European Leveraged Loan Index (the "CS Inst West European Leveraged Loan Index"), and S&P European Leveraged Loans (All Loans). The S&P/LSTA Loan Index is a daily tradable index for the U.S. loan market that seeks to mirror the market-weighted performance of the largest institutional loans that meet certain criteria. The S&P/ LSTA BB-B Loan Index is comprised of loans in the S&P/LSTA Loan Index, whose rating is BB+, BB, BB-, B+, B or B-. The BoAML HY Master II Index is an index for high-yield corporate bonds. It is designed to measure the broad high-yield market, including lower-rated securities. The BoAML HY BB-B Constrained is a subset of the BoAML HY Master II Index including all securities rated BB1 through B3, inclusive. The CS Inst West European Leveraged Loan Index contains only institutional loan facilities priced above 90, excluding TL and TLa facilities and loans rated CC, C or are in default. The S&P European Leveraged Loan Index reflects the market-weighted performance of institutional leveraged loan portfolios investing in European credits. While the returns of our leveraged credit strategies reflect the reinvestment of income and dividends, none of the indices presented in the chart above reflect such reinvestment, which has the effect of increasing the reported relative performance of these strategies as compared to the indices. Furthermore, these indices are not subject to management fees, incentive allocations, or expenses.
(2)Performance is based on a blended composite of Bank Loans Plus High Yield strategy accounts. The benchmark used for purposes of comparison for the Bank Loans Plus High Yield strategy is based on 65% S&P/LSTA Loan Index and 35% BoAML HY Master II Index.
(3)The Opportunistic Credit strategy invests in high-yield securities and corporate loans with no preset allocation. The benchmark used for purposes of comparison for the Opportunistic Credit strategy presented herein is based on 50% S&P/LSTA Loan Index and 50% BoAML HY Master II Index. Funds within this strategy may utilize third-party financing facilities to enhance investment returns. In cases where financing facilities are used, the amounts drawn on the facility are deducted from the assets of the fund in the calculation of net asset value, which tends to increase returns when net asset value grows over time and decrease returns when net asset value decreases over time.
(4)Performance is based on a composite of portfolios that primarily invest in leveraged loans. The benchmark used for purposes of comparison for the Bank Loans strategy is based on the S&P/LSTA Loan Index.
(5)Performance is based on a composite of portfolios that primarily invest in high-yield securities. The benchmark used for purposes of comparison for the High Yield strategy is based on the BoAML HY Master II Index.
(6)Performance is based on a composite of portfolios that primarily invest in leveraged loans rated B-/Baa3 or higher. The benchmark used for purposes of comparison for the Bank Loans Conservative strategy is based on the S&P/LSTA BB-B Loan Index.
(7)The returns presented are calculated based on local currency.
(8)Performance is based on a composite of portfolios that primarily invest in higher quality leveraged loans. The benchmark used for purposes of comparison for the European Leveraged Loans strategy is based on the CS Inst West European Leveraged Loan Index.
(9)Performance is based on a composite of portfolios that primarily invest in high-yield securities rated B or higher. The benchmark used for purposes of comparison for the High-Yield Conservative strategy is based on the BoAML HY BB-B Constrained Index.
(10)Performance is based on a composite of portfolios that primarily invest in European institutional leveraged loans. The benchmark used for purposes of comparison for the European Credit Opportunities strategy is based on the S&P European Leveraged Loans (All Loans) Index.
(11)This strategy has not called any capital as of December 31, 2020. As a result, the gross and net return performance measures are not meaningful and are not included above.

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to December 31, 2020. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Dislocation Opportunities Fund	May 2020	$2,813.9	$651.6	$23.8	$802.9	$826.7	N/A	N/A	N/A	$20.6
Special Situations Fund II	Dec 2014	3,524.7	3,225.2	1,054.8	2,373.1	3,427.9	2.4%	0.3%	1.1	—
Special Situations Fund	Dec 2012	2,274.3	2,273.0	1,552.4	560.7	2,113.1	(1.8)%	(3.9)%	0.9	—
Mezzanine Partners	Mar 2010	1,022.8	989.5	1,092.1	224.2	1,316.3	9.9%	6.7%	1.3	(20.0)
Private Credit Opportunities Partners II	Dec 2015	2,245.1	1,442.1	178.7	1,462.0	1,640.7	6.1%	4.5%	1.1	—
Lending Partners III	Apr 2017	1,497.8	740.7	187.9	774.3	962.2	17.0%	13.9%	1.3	16.8
Lending Partners II	Jun 2014	1,335.9	1,179.1	1,100.7	215.8	1,316.5	4.4%	3.1%	1.1	—
Lending Partners	Dec 2011	460.2	407.2	450.7	16.1	466.8	4.1%	2.4%	1.1	—
Lending Partners Europe II	Jun 2019	836.6	181.4	10.1	211.0	221.1	N/A	N/A	N/A	1.0
Lending Partners Europe	Mar 2015	847.6	635.3	240.7	378.7	619.4	(1.6)%	(4.4)%	1.0	—
Other Alternative Credit Vehicles	Various	11,144.0	6,170.1	3,706.7	4,206.4	7,913.1	N/A	N/A	N/A	93.8
Unallocated Commitments (4)	Various	124.3	—	—	—	—	N/A	N/A	N/A	—
All Funds		$28,127.2	$17,895.2	$9,598.6	$11,225.2	$20,823.8				$112.2
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
(4)"Unallocated Commitments" represent unallocated commitments from our strategic investor partnerships.
    For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition" and "Risk Factors—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds, our insurance subsidiaries or our balance sheet investments, of our future results or the performance of our common stock."
Investment Approach
    Our approach to making investments focuses on creating investment portfolios that seek to generate attractive risk-adjusted returns by selecting investments that may be made at attractive prices, subjecting investments to regular monitoring and oversight, and, for more liquid investments, making buy and sell decisions based on relative value parameters. The firm employs both "top-down" and "bottom-up" analyses when making investments. Our top-down analysis involves, as appropriate, a macro analysis of relative asset valuations, long-term industry trends, business cycles, regulatory trends, interest rate expectations, credit fundamentals and technical factors to target specific industry sectors and asset classes in which to invest. From a bottom-up perspective, our investment decision is predicated on an investment thesis that is developed using our proprietary resources and knowledge and due diligence.
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
Credit Strategies
    Our credit business pursues investments in leveraged credit strategies, such as leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and alternative credit strategies, such as special situations, direct lending and private opportunistic credit (including mezzanine and asset-based finance) strategies. We pursue these investments across a range of vehicles, including investment funds and separately managed accounts, for which we receive a fee and in certain cases an incentive fee or carried interest.
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
    We also serve as the registered investment adviser to registered investment companies. The management fees we are paid for managing registered investment companies are generally subject to contractual rights that require their board of directors to provide prior notice in order to terminate our investment management services. Our BDCs are advised by FS/KKR Advisor, which is an investment adviser jointly owned by KKR and FS Investments.
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
•Private Credit. Our private credit strategies seek to leverage the knowledge and relationships developed in the leveraged credit business. These strategies include direct lending and private opportunistic credit strategies. Through our direct lending strategy, we seek to make investments in proprietarily sourced primarily senior debt financings for middle-market companies. Through our private opportunistic credit strategy, we seek to make investments in directly sourced third-party mezzanine and mezzanine-like transactions and also seek asset-based credit and structured credit opportunities across financial and hard assets. These investments often consist of mezzanine debt, which generates a current yield, coupled with marginal equity exposure with additional upside potential.
•Special Situations. Special situations includes our dislocation strategy, in which we seek to pursue investments in corporate credit and asset-backed/real estate credit where market volatility has created the opportunity to generate outsized returns via high-quality companies and downside-protected securities. We have also made opportunistic investments in stressed or distressed companies through our special situations investment strategy. These investments have included distressed investments (including post-restructuring equity), control-oriented opportunities, rescue financing (debt or equity investments made to address covenant, maturity or liquidity issues), debtor-in-possession or exit financing, and other event-driven investments in debt or equity.
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
Public Markets AUM and Vehicle Structures
As of December 31, 2020, our Public Markets business line had $103.0 billion of AUM, comprised of $45.2 billion of assets managed in our leveraged credit strategies (which include $6.8 billion of assets managed in our opportunistic credit strategy and $2.0 billion of assets managed in our revolving credit strategy), $32.1 billion of assets managed in our alternative credit strategies (which includes $17.1 billion of assets managed in our direct lending strategy and $7.5 billion of assets managed in our private opportunistic credit strategy), $24.5 billion of assets managed through our hedge fund platform, and $1.2 billion of assets managed in other strategies. Our BDC platform has approximately $15.8 billion in assets under management, which are reflected in the AUM of our leveraged credit strategies and alternative credit strategies above. We report all of the assets under management of the BDCs in our BDC platform in our AUM. We report only a pro rata portion of the assets under management of our strategic partnerships with third-party hedge fund managers based on KKR's percentage ownership in them.

    The table below presents information as of December 31, 2020, based on the investment funds, vehicles or accounts offered by our Public Markets business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$25,281	$23,738	0.15%-1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	18,005	18,005	0.40%-0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	43,286	41,743

Alternative Credit: (3)
Special Situations	7,444	4,249	0.50%-1.75% (4)	10.00-20.00%	7.00-12.00%	7-15 Years (2)
Private Credit	11,928	7,293	0.50%-1.50%	10.00-20.00%	5.00-8.00%	8-15 Years (2)
Total Alternative Credit	19,372	11,542

Hedge Funds (5)	24,504	22,908	0.50%-2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	15,828	15,828	0.60%	8.00%	7.00%	Indefinite
Total	$102,990	$92,021

(1)Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share up to 20% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds and vehicles to regain prior losses before any performance fee is earned.
(2)Duration of capital is measured from inception. Inception dates for CLOs were between 2013 and 2020 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2020.
(3)Our alternative credit funds generally have investment periods of two to five years and our newer alternative credit funds generally earn fees on invested capital during the investment period.
(4)Lower fees on uninvested capital in certain vehicles.
(5)Hedge Funds represent KKR's pro rata portion of AUM and FPAUM of our hedge fund partnerships.
(6)Consists of our BDC platform advised by FS/KKR Advisor. We report all of the assets under management of the BDCs in our AUM and FPAUM.

Fundraising and Composition of Fund Investors
    We have a Client & Partner Group that is responsible for raising capital for us globally across all products, expanding our client relationships across asset classes and across types of fund investors, developing products to meet our fund investors' needs, and servicing existing fund investors and products. We also provide fundraising services to certain third-party fund managers in our hedge fund partnerships. As of December 31, 2020, we had over 100 executives and professionals dedicated to our Client & Partner Group.
    As of December 31, 2020, we had approximately 1,175 investors in funds across all our strategies, which reflect the addition of approximately 135 investors during the year. On average, a fund investor is invested in approximately two of our strategies as of December 31, 2020. The following charts detail our investor base by type and geography as of December 31, 2020.
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
Capital Markets

Our Capital Markets business line is comprised of our global capital markets business, which is integrated with KKR’s asset management business lines, and serves our firm, our portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings, and providing other types of capital markets services that result in the firm receiving fees, including underwriting, placement, transaction and syndication fees, commissions, underwriting discounts, interest payments and other compensation, which may be payable in cash or securities, in respect of the activities described above.

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

Principal Activities

Through our Principal Activities business line, we manage the firm's own assets on our balance sheet and deploy capital to support and grow our Private Markets and Public Markets business lines. Typically, the funds in our Private Markets and Public Markets business lines contractually require us, as general partner of the funds, to make sizable capital commitments from time to time. We believe making general partner commitments assists us in raising new funds from limited partners by demonstrating our conviction in a given fund's strategy. We also use our balance sheet to bridge investment activity during fundraising by seeding investments for new funds and also to acquire investments in order to help establish a track record for fundraising in new strategies. We also use our own capital to bridge capital selectively for our funds' investments or finance strategic acquisitions and partnerships, although the financial results of an acquired business or hedge fund partnership may be reported in our other business lines.

Our Principal Activities business line also provides the required capital to fund the various commitments of our Capital Markets business line when underwriting or syndicating securities, or when providing term loan commitments for transactions involving our portfolio companies and for third parties. Our Principal Activities business line also holds assets that are utilized to satisfy regulatory requirements for our Capital Markets business line and risk retention requirements for our CLOs.

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

The chart below presents the holdings of our Principal Activities business line by asset class as of December 31, 2020.

Holdings by Asset Class (1)

Energy 5%
Real Estate 9%
Infrastructure 3%
Alternative Credit 4%
CLOs 5%
Other 5%
Other Credit 1%
Private Equity 68%

(1)General partner commitments in our funds are included in the various asset classes shown above. Assets and revenues of other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than 50% ownership interest are not included in our Principal Activities business line but are reported in the financial results of our other business lines. Private Equity includes KKR private equity funds, co-investments alongside such KKR-sponsored private equity funds, certain core equity investments, and other opportunistic investments. Equity investments in other asset classes, such as real estate, special situations and energy appear in these other asset classes. Other Credit consists of certain leveraged credit and specialty finance strategies.

Global Atlantic

Our insurance business is operated by Global Atlantic, which we acquired on February 1, 2021. KKR owns a 61.1% interest in Global Atlantic as of the closing, which is subject to change based on post-closing purchase price adjustments. The balance of Global Atlantic is owned by third-party investors and Global Atlantic employees. Following the Global Atlantic acquisition, Global Atlantic continues to operate as a separate business with its existing brands and management team. Beginning with the first quarter of 2021, we intend to present Global Atlantic's financial results as a separate reportable segment.

Global Atlantic is a leading U.S. annuity and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic has made the strategic decision to focus on target markets that it believes supports issuing products that have attractive risk and return characteristics. These markets allow Global Atlantic to leverage its strength in distribution and to deploy shareholder capital opportunistically across market conditions.

Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of December 31, 2020, Global Atlantic served over two million policyholders.

Global Atlantic focuses exclusively on two businesses in the United States: individual and institutional. Global Atlantic believes these businesses are complementary, providing favorable opportunities to deploy capital across various market environments.
•Individual Markets. Global Atlantic primarily seeks to reach individuals in the United States who are planning for, or are already in, retirement. Global Atlantic's annuity products are distributed primarily through a network of distribution partners, including over 210 banks, broker-dealers and independent marketing organizations. Global Atlantic generated $6.7 billion of sales for the year ended December 31, 2020. Global Atlantic believes that focusing on banks and broker-dealers within individual markets provides attractive returns and helps maintain a competitive advantage. Global Atlantic's targeted life products are distributed primarily through 83 independent marketing organizations and approximately 1,300 funeral homes.

•Institutional Markets. Global Atlantic provides customized reinsurance solutions to assist companies in meeting their strategic, risk management and capital goals. These solutions include capabilities across flow, pension risk transfer and block reinsurance. To generate reinsurance opportunities, Global Atlantic targets over 50 retirement and life insurance companies that it believes may seek to transact in the reinsurance market. Since Global Atlantic's founding in 2004, it has executed 28 reinsurance transactions and three strategic transactions with 21 clients, through which Global Atlantic received a total of $74.3 billion of assets as of February 1, 2021. Global Atlantic also provides flow and pension risk transfer reinsurance to its clients. Global Atlantic offers funding agreements to Federal Home Loan Banks and to an unaffiliated trust that in turn issues funding agreement backed notes to institutional investors in connection with its funding agreement backed notes program launched in January 2021.

Competition
    Our asset management business competes with other investment managers for both fund investors and investment opportunities. The firm's competitors consist primarily of sponsors of public and private investment funds, real estate development companies, BDCs, investment banks, commercial finance companies and operating companies acting as strategic buyers. We believe that competition for fund investors is based primarily on investment performance, investor liquidity and willingness to invest, investor perception of investment managers' drive, focus and alignment of interest, business reputation, duration of relationships, quality of services, pricing, fund terms including fees, and the relative attractiveness of the types of investments that have been or are to be made. We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution. In addition to these traditional competitors within the global investment management industry, we also face competition from local and regional firms, financial institutions and sovereign wealth funds in the various countries in which we invest. In certain emerging markets, local firms may have more established relationships with the companies in which we are attempting to invest. These competitors often fall into one of the aforementioned categories but in some cases may represent new types of fund investors, including high net worth individuals, family offices and state-sponsored entities.
    There are numerous funds focused on private equity, real assets, growth equity, credit and hedge fund strategies that compete for investor capital. Fund managers have also increasingly adopted investment strategies outside of their traditional focus. For example, funds focused on credit and equity strategies have become active in taking control positions in companies, while private equity funds have acquired minority equity or debt positions in publicly listed companies. This convergence could heighten competition for investments. Furthermore, as institutional fund investors increasingly consolidate their relationships for multiple investment products with a few investment firms, competition for capital from such institutional fund investors may become more acute. However, such consolidation may also lead institutional fund investors to prefer more established investment firms, which could help us to compete against newer entrants or investment firms that are smaller in size or offer more limited types of investment strategies.
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

Global Atlantic operates in highly competitive markets. Within the individual markets business, Global Atlantic faces a variety of large and small industry participants. Large, established insurers often operate with the benefit of well-known brands, entrenched distribution relationships or proprietary distribution. The insurance industry has also seen an influx of smaller new entrants, particularly in the retirement market, who may be able to price new business aggressively, with a higher investment risk tolerance, seeking to gain market share. All of these companies compete for individual markets sales. Global Atlantic's flow reinsurance business may also be impacted by competition among insurers in the individual channel. The competitiveness of Global Atlantic's product offerings will depend on the actions of its competitors and Global Atlantic's ability to actively manage its product offerings. In the institutional markets business, there has been an increase in block reinsurance as many insurers continue to reevaluate their commitment to business lines and seek reinsurance solutions as a way to deemphasize or divest non-core businesses, reduce risk, seek capital relief or improve profitability. The block reinsurance market is also experiencing increased competition due to new entrants, including entrants backed by private equity firms and entrants based outside of the United States. Increased competition may make it more difficult for Global Atlantic to identify transactions with terms that are commercially acceptable based on its risk tolerance and target return objectives.
    Competition is also intense for the attraction and retention of qualified employees and consultants. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and consultants and retain and motivate our existing employees and consultants.

Human Capital
We believe our people are the key to our success and are what sets our firm apart. We strive to create a workplace environment where employees thrive both professionally and personally. At KKR, our philosophy is to ensure we manage our investments in people – our human capital – as rigorously and effectively as we do our financial capital. Our key focuses include driving exceptional performance and enhancing our firm culture.
Our primary goal in human capital management is to develop and retain talent at KKR by providing meaningful and well-understood careers for our people. We therefore focus on employee training and professional development. We offer workshops, mentoring and executive coaching to supplement on-the-job experiences and ongoing feedback and coaching to maximize performances. In addition, fostering a culture of physical, mental, and emotional health and wellness is a priority for KKR, and we offer tools and resources to our employees so they can make informed health care decisions themselves and their families.
We seek to have a well-rounded, inclusive workplace — one that is reflective of our shareholders, fund investors, Global Atlantic's policyholders, the clients and other stakeholders with whom we collaborate, and the communities in which we live and conduct our business. In 2014, KKR established the Inclusion & Diversity Council (the "IDC"), a committee led by senior leaders to seek to ensure that KKR is an entrepreneurial, vibrant, and innovative organization that values diverse teams and varied lifestyles and backgrounds. The IDC’s goal is to attract, develop, and retain the best possible talent, actively work to make KKR a more diverse and inclusive workplace with increased representation among women and underrepresented demographic groups, and improve mentoring programs firm-wide.
Consistent with KKR's global, integrated culture, compensation is based on the performance of the firm as a whole, as well as on an individual's contributions to the firm. We designed this structure to give everyone a direct financial incentive to ensure that the firm uses its resources, knowledge, and relationships around the world toward maximizing risk-adjusted returns for each strategy. KKR believes that this compensation structure promotes teamwork, resource sharing, shared accountability and alignment of interests, all of which reflect and reinforce our core culture and values as a firm.
As of December 31, 2020, we employed 1,583 people worldwide:

Investment Professionals	530
Other Professionals	763
Support Staff	290
Total Employees(1)	1,583

(1) Does not include employees of Global Atlantic. KKR acquired Global Atlantic on February 1, 2021.
Investment Professionals
    Our 530 investment professionals come from diverse backgrounds in private equity, real assets, credit and other asset classes and include executives with operations, strategic consulting, risk management, liability management and finance experience. As a group, these professionals provide us with a strong global team for identifying attractive investment opportunities, creating value and generating superior returns.
Other Professionals
    Our 763 other professionals come from diverse backgrounds in capital markets, operational, economics, capital raising, client services, public affairs, finance, tax, legal, compliance, human capital, and information technology. As a group, these professionals provide us with a strong team for overseeing investments and performing capital markets activities, servicing our existing fund investors and creating relationships with new fund investors globally. Additionally, a majority of these other professionals are responsible for supporting the global infrastructure of KKR. Following our acquisition of Global Atlantic, we will also be impacted by Global Atlantic's ability to attract and retain insurance professionals in the United States and Bermuda, including wholesalers, actuaries, risk management professionals, agents and others with insurance expertise.
KKR Capstone
    We have developed an institutionalized process for creating value in investments. As part of our effort, we utilize a team of 81 operating professionals at KKR Capstone, who work exclusively with our investment professionals and portfolio company management teams or our designees. With professionals in North America, Europe and the Asia-Pacific, KKR Capstone provides additional expertise for assessing investment opportunities and assisting managers of portfolio companies in defining strategic priorities and implementing operational changes. During the initial phases of an investment, KKR Capstone's work seeks to implement our thesis for value creation. These operating professionals may assist portfolio companies in addressing top-line growth, cost optimization and efficient capital allocation and in developing operating and financial metrics. Over time, this work shifts to identifying challenges and taking advantage of business opportunities that arise during the life of an investment. Following KKR's acquisition of KKR Capstone on January 1, 2020, KKR Capstone's operating professionals became employees of KKR.
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

Organizational Structure

    The following simplified diagram illustrates our organizational structure as of February 17, 2021, unless otherwise noted. Certain entities depicted below may be held through intervening entities not shown in the diagram.

(1)    KKR Management LLP is the sole holder of Series I preferred stock of KKR & Co. Inc. KKR Management LLP is owned by senior KKR employees.
(2)    KKR Holdings is the holding vehicle through which certain of our current and former employees and other persons indirectly own their interest in KKR. KKR Group Partnership Units that are held by KKR Holdings are exchangeable for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and compliance with applicable vesting and transfer restrictions. As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle KKR Holdings to participate in the management of our business and affairs. As of December 31, 2020, KKR Holdings had approximately a 32.5% interest in our business indirectly through its limited partner interests in KKR Group Partnership. KKR Holdings also holds Series II preferred stock that entitles it to cast a number of votes equal to the number of KKR Group Partnership Units that it holds, with respect to the matters upon which our common stockholders are entitled to vote.
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
(4)    Depending on the fund's vintage, 40% or 43% of the carried interest earned from our investment funds are allocated to a carry pool, from which carried interest is allocable to our current and former employees and other persons associated with KKR. In February 2021, upon receipt of the approval of a committee representing a majority of our independent directors, we amended the percentage of carried interest that is allocable to the carry pool to 65% for recently formed funds and future funds, while for older funds, it remains 40% or 43%, as applicable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures Under GAAP—Expenses—Compensation and Benefits." The carry pool is not reflected in the organizational structure chart.

(5)    Includes Kohlberg Kravis Roberts & Co. L.P., the SEC-registered investment adviser, which in turn is the parent company of KKR's other management and capital markets subsidiaries, including KKR Credit Advisors (US) LLC, KKR Credit Advisors (Ireland) Unlimited Company, KKR Credit Advisors (Singapore) Pte. Ltd., KKR Alternative Investment Management Unlimited Company and KKR Capital Markets Holdings L.P., the holding company for KKR Capital Markets LLC. Kohlberg Kravis Roberts & Co. L.P. is also the parent company of KKR Capstone Holdings LLC, the holding company for KKR Capstone entities.
(6)    Includes KKR Financial Holdings LLC and KKR Group Finance Co. Holdings Limited, which in turn owns the issuers of KKR's outstanding senior notes.

(7)    KKR holds the sole voting rights in and owns a 61.1% economic interest in Global Atlantic, which is subject to change based on post-closing purchase price adjustments.

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
United States
Regulation as an Investment Adviser
    We conduct our advisory business through our investment adviser subsidiaries, including Kohlberg Kravis Roberts & Co. L.P. and its wholly-owned subsidiaries KKR Credit Advisors (US) LLC and KKR Registered Advisor LLC, each of which is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940 (the "Investment Advisers Act"). We also own half of FS/KKR Advisor and a majority of Global Atlantic's investment adviser, Global Atlantic Investment Advisors, LLC, each of which is registered with the SEC. The investment advisers are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with our advisory clients globally, including funds that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our fund investors and our investments, including for example restrictions on agency cross and principal transactions. Our registered investment advisers are subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, record-keeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.
    KKR Credit Advisors (US) LLC and KKR Registered Advisor LLC are also subject to regulation under the Investment Company Act as an investment adviser to a registered investment company. Each of KKR Income Opportunities Fund and KKR Credit Opportunities Portfolio is a closed-end management investment company registered under the Investment Company Act. The closed-end management investment companies, KKR Credit Advisors (US) LLC and KKR Registered Advisor LLC are subject to the Investment Company Act and the rules thereunder, which among other things regulate the relationship between a registered investment company and its investment adviser and prohibit or restrict principal transactions and joint transactions. FS/KKR Advisor serves as investment adviser to FS KKR Capital Corp. and FS KKR Capital Corp. II, which are BDCs subject to the applicable regulations under the Investment Company Act, including portfolio construction requirements and limitations on transactions with affiliates.

Regulation as a Broker-Dealer
    KKR Capital Markets LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC under the Exchange Act and in all 50 U.S. States and U.S. territories, and is a member of the FINRA. Global Atlantic's distribution of insurance products that are regulated as securities is conducted by Global Atlantic Distributors, LLC, which is also registered as a broker-dealer with the SEC under the Exchange Act and in all 50 U.S. States and U.S. territories, and is a member of the FINRA. As registered broker-dealers, KKR Capital Markets LLC and Global Atlantic Distributors, LLC are subject to periodic SEC and FINRA examinations and reviews. A broker-dealer is subject to legal requirements covering all aspects of its securities business, including sales and trading practices, public and private securities offerings, the suitability of investments, use and safekeeping of customers' funds and securities, capital structure, record-keeping and retention and the conduct and qualifications of directors, officers, employees and other associated persons. These requirements include the SEC's "uniform net capital rule," which specifies the minimum level of net capital that a broker-dealer must maintain, requires a significant part of the broker-dealer's assets to be kept in relatively liquid form, imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing its capital and subjects any distributions or withdrawals of capital by a broker-dealer to notice requirements. These and other requirements also include rules that limit a broker-dealer's ratio of subordinated debt to equity in its regulatory capital composition, constrain a broker-dealer's ability to expand its business under certain circumstances and impose additional requirements when the broker-dealer participates in securities offerings of affiliated entities. Violations of these requirements may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies.
Insurance Regulations
Global Atlantic's U.S. insurance subsidiaries are subject to regulation and supervision under U.S. federal and state laws. Each U.S. state, the District of Columbia and U.S. territories and possessions have insurance laws that apply to companies licensed to carry on an insurance business in the applicable jurisdiction. The primary regulator of an insurance company, however, is located in the insurance company's state of domicile. Both Commonwealth Annuity and Life Insurance Company ("CwA") and First Allmerica Financial Life Insurance Company ("FAFLIC") are organized and domiciled in the Commonwealth of Massachusetts; Accordia Life and Annuity Company ("Accordia") is organized and domiciled in the State of Iowa; and Forethought Life Insurance Company ("FLIC") is organized and domiciled in the State of Indiana (together, these four companies constitute Global Atlantic's "U.S. insurance subsidiaries"). Additionally, Global Atlantic's U.S. insurance subsidiaries are licensed to transact insurance business in, and are subject to regulation and supervision by, all 50 states of the United States and the District of Columbia and the U.S. Virgin Islands.
State insurance authorities have broad administrative powers over each of Global Atlantic's U.S. insurance subsidiaries with respect to all aspects of the insurance business. As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and operations of insurance companies that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, non-domiciliary states under guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"). State insurance departments also regularly conduct regulatory inquiries of the insurance companies licensed in their states.
Global Atlantic also has special purpose financial captive insurance company subsidiaries domiciled in Vermont and Iowa that provide reinsurance to Accordia in order to facilitate the financing of redundant reserve requirements associated with the application of the NAIC Model Regulation entitled "Valuation of Life Insurance Policies Model Regulation" ("Regulation XXX") and NAIC Actuarial Guideline XXXVIII ("AG38"). The application of both Regulation XXX and AG38 requires Global Atlantic to maintain statutory reserves which may be in excess of reserves required under GAAP.
The rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. However, the ability of a primary insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit against its reserves on its statutory basis financial statements for the reinsurance ceded to the reinsurer.
Global Atlantic's U.S. insurance subsidiaries are subject to restrictions on the payment of dividends. Any proposed dividend in excess of the amount permitted by law is considered an "extraordinary dividend or distribution" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the commissioner of the applicable domiciliary state of the U.S. insurance subsidiary. Due to losses incurred during the years before FAFLIC was a part of Global Atlantic, FAFLIC currently has a negative unassigned surplus. While the negative unassigned surplus is outstanding, FAFLIC must obtain written approval from the Massachusetts Division of Insurance prior to the payment of any dividend or distribution. None of Global Atlantic’s special purpose financial captive insurance company subsidiaries may declare or pay dividends or distributions in any form to us other than in accordance with its transaction agreements and governing licensing order.

State insurance holding company laws and regulations generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company's domiciliary state insurance regulator. Under the laws of each of Global Atlantic's U.S. insurance subsidiaries' domiciliary states, acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company or its parent company is presumptively considered to have acquired control of the insurer, although such presumption may be rebutted by a showing that control does not in fact exist.
Finally, while the United States federal government in most contexts currently does not directly regulate the insurance business, the Federal Insurance Office (the "FIO") established by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") now has an oversight role in respect to insurance regulation.
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
    KKR Alternative Investment Management Unlimited Company, KKR Credit Advisors (Ireland) Unlimited Company and KKR Capital Markets (Ireland) Limited Company are regulated by the CBI. KKR Alternative Investment Management Unlimited Company is an authorized EU alternative investment manager permitted to conduct portfolio management, risk management and certain administrative activities. KKR Credit Advisors (Ireland) Unlimited Company is authorized to carry out a number of regulated activities including receiving and transmitting orders, portfolio management and providing investment advice. KKR Capital Markets (Ireland) Limited Company is authorized to engage in a number of regulated activities regulated under Markets in Financial Instruments Directive, known as MiFID, including dealing as principal or agent, making arrangements in relation to certain types of specified investments, and arranging the safeguarding and administration of assets. KKR Capital Markets (Ireland) Limited also benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area.
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
    KKR Capital Markets Partners LLP has permission to engage in a number of regulated activities regulated under FSMA, including dealing as principal or agent and arranging deals in relation to certain types of specified investments and arranging the safeguarding and administration of assets. Kohlberg Kravis Roberts & Co. Partners LLP has permission to engage in a number of regulated activities including advising on and arranging deals relating to corporate finance business in relation to certain types of specified investments. KKR Credit Advisors (EMEA) LLP has permission to engage in a number of regulated activities including managing, advising on and arranging deals in relation to certain types of specified investments.
Bermuda
Global Atlantic's wholly-owned subsidiaries organized in Bermuda, Global Atlantic Re and Global Atlantic Assurance, are subject to regulation and supervision by the Bermuda Monetary Authority ("BMA") and compliance with all applicable Bermuda laws and Bermuda insurance statutes and regulations, including but not limited to the Bermuda Insurance Act. The Bermuda Insurance Act grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies and to approve any change or controllers. The Bermuda Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies. The Bermuda Insurance Act prohibits our Bermuda insurance subsidiaries from declaring or paying any dividends during any financial year unless certain financial conditions are met or prior approval from the BMA is received. A Bermuda licensed insurer is required to maintain a sufficiently staffed principal office in Bermuda.
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
In Singapore, KKR Singapore Pte. Ltd. and KKR Credit Advisors (Singapore) Pte. Ltd. each holds a capital markets services license to conduct fund management for qualified investors only and is regulated by Monetary Authority of Singapore.
In Mauritius, KKR Holdings Mauritius, Ltd. and KKR Account Adviser (Mauritius), Ltd. are unrestricted investment advisers authorized to manage portfolios of securities and give advice on securities transactions, and are regulated by the Financial Services Commission, Mauritius.
    In India, KKR India Financial Services Limited and KKR India Asset Finance Limited are registered with the Reserve Bank of India as non-deposit taking non-banking financial companies and are authorized to undertake lending and financing activities. KKR Capital Markets India Private Limited is registered with the Securities Exchange Board of India ("SEBI") (i) as a merchant bank to execute capital market mandates, underwrite issues, offer investment advisory and other consultancy services in connection with securities, and (ii) as an investment manager and sponsor of alternative investment funds. In addition, certain of our funds are registered with SEBI as a foreign portfolio investor or a foreign venture capital investor to make investments in Indian securities.
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
    From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at www.kkr.com. Financial and other material information regarding Global Atlantic is routinely posted on and accessible at www.globalatlantic.com. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the "Investor Email Alerts" section under the "Stockholder (KKR & Co. Inc.)" section of the "Investor Center" page at www.kkr.com.

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
    Our business and the businesses of the companies in which we invest are materially affected by financial markets and economic conditions or events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). For example, the global outbreak of a novel strain of coronavirus ("COVID-19") in 2020 caused severe economic contractions around the world and adversely impacted businesses in many industries. See "—COVID-19 continues to impact the United States and other countries throughout the world, and it has caused and may further cause disruptions to our business and adversely affect our financial results." In addition, our businesses and the businesses of the companies in which we invest also suffered during the global financial crisis during 2008 and 2009, which provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financial institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment" for a discussion of recent developments in market and business conditions that may affect our business.
    Such financial markets and economic conditions are outside our control and may affect the level and volatility of securities prices and liquidity and as a result, the value of our investments and our financial results. In addition, we may not be able to or may choose not to manage our exposure to these conditions and/or events. If not otherwise offset, declines in the equity, debt and commodity markets would likely cause us to write down our investments and the investments of our funds. For example, following the outbreak of COVID-19 in the United States and Europe in the first quarter of 2020, valuations of many of our investments as of March 31, 2020 were lower compared to December 31, 2019, driven primarily by actual and expected revenue declines and decreases in value of our publicly traded portfolio companies and of comparable companies in the case of our privately held portfolio companies. Similarly, during the global financial crisis in 2008 and 2009, valuations of our private equity funds declined across all geographies, with investments in private equity funds marked down to as low as 67% of original cost and multiples of invested capital reaching as low as 0.5x, 0.6x, 0.7x and 0.8x for the European Fund II, European Fund III, 2006 Fund and Asian Fund, respectively, as of March 31, 2009. Our profitability may also be materially and adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in net income relating to a downturn in market and economic conditions.
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
Moreover, our insurance business is materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on Global Atlantic, both because such conditions may decrease the returns on, and value of, its investment portfolio and because Global Atlantic's benefit and claim liabilities are sensitive to changing market factors, in particular Global Atlantic's fixed-indexed annuity and indexed universal life products and products with guaranteed minimum withdrawal or surrender or secondary guarantee features. In times of economic hardship, Global Atlantic's policyholders may choose to defer paying insurance premiums, stop paying insurance premiums altogether or surrender their policies. In addition, actual or perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing Global Atlantic's products. Global Atlantic has in the past experienced an elevated incidence of life insurance claims as a result of increased unemployment, which impacts policyholder health and life expectancy and has adversely impacted utilization of benefits relative to Global Atlantic’s assumptions. The estimated cost of providing guaranteed minimum withdrawal and death benefits of certain insurance products requires various assumptions about the overall performance of equity markets over the life of the product. Therefore, significant declines in equity markets could cause Global Atlantic to incur significant operating losses and capital increases due to, among other reasons, the impact of such decline on guarantees related to Global Atlantic's annuity products, including from increases in liabilities, increased capital requirements and/or collateral requirements associated with certain of Global Atlantic's agreements.
For discussions of interest rate risks on our insurance business, see "—Risks Related to Global Atlantic–Interest rate fluctuations and sustained periods of low or high interest rates could adversely affect Global Atlantic’s business, financial condition, liquidity, results of operations, cash flows and prospects."

COVID-19 continues to impact the United States and other countries throughout the world, and it has caused and may further cause disruptions to our business and adversely affect our financial results.
COVID-19 has caused, and continues to cause, severe disruptions to the U.S. and global economics. In March 2020, the World Health Organization declared COVID-19 to be a pandemic and the United States declared a national emergency due to the outbreak. In connection with these declarations, various governments around the world have instituted measures to slow the transmissions of COVID-19, which substantially restrict individual and business activities. These measures have included, for example, closures of non-essential businesses, limitations of crowd size, stay-at-home orders, quarantines, heightened border controls and limitations on travel. Governments in the United States and around the world have responded with fiscal and monetary stimuli that aim to provide emergency assistance to individuals and businesses negatively impacted by COVID-19. The outbreak of COVID-19 and the actions taken in response have had far reaching impact on the U.S. and global economies, contributing to significant volatility in the financial markets, resulting in increased volatility in equity prices (including our common stock) and lower interest rates, and causing furloughs and layoffs in the labor market. In recent months, the number of COVID-19 cases rebounded in many countries around the world, including the United States, especially after more infectious strains of the virus started to spread globally. Although a number of vaccines for COVID-19 have been developed or are in the process of development, the timing of widespread vaccination is uncertain and these vaccines may be less effective against any new mutated strains of the virus.
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
The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, financial performance and operating results, which may be material and affect us in ways that we cannot foresee at this time. Many of the adverse ways in which COVID-19 may impact us have already materialized and adversely affected (or may in the future materialize and adversely affect) our stock price, our portfolio valuations, and the operations of our businesses and the businesses of our portfolio companies, as well as the businesses of entities of which we or our funds are creditors, and our and their other counterparties, including suppliers and customers. These risks may, in the future, become even more significant than is currently the case or than is currently anticipated. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:
•Difficult market and economic conditions may adversely impact the valuations of our and our funds' investments, particularly if the value of an investment is determined in whole or in part by reference to public equity markets. Valuations of our and our funds' investments are generally correlated to the performance of the relevant equity and debt markets. Although valuations across our investments generally improved after the first quarter of 2020, driven by a strong rebound in equity and fixed income markets, the continuing existence and resurgence of COVID-19 cases, which among other things could result in further shutdown of or limitation on businesses, may negatively affect the value of our investment portfolio in the future and thereby adversely impact our book value per share, accrued carried interest and assets under management;
•COVID-19 significantly increases the challenges associated with business planning, strategy, execution, portfolio management, fundraising, and other aspects of our business operations, the operation of our portfolio companies' businesses, and the operation of entities to whom we or our funds have loaned money or otherwise do business through supply or customer relationships. None of us, our portfolio companies or our and their respective counterparties, vendors, or advisors have previously faced a situation that we view as comparable to the current COVID-19 crisis, which, among other factors, involves a major simultaneous supply and demand shock to global, regional and national economies and significant outsize effects on particular business sectors. The future trajectory of the COVID-19 crisis is subject to a complex interplay of epidemiological, technological, social, psychological, economic and political factors that are generally beyond our ability to forecast or control. In this environment, historical comparisons may be of little or no value, while the risk and uncertainty associated with a large number of business decisions are materially increased;
•Limitation on travel and social distancing requirements implemented in response to COVID-19 challenge our ability to market new or successor funds or new insurance policies as anticipated prior to COVID-19, potentially resulting in reduced or delayed revenues. In addition, fund investors may become restricted by their asset allocation policies to invest in new or successor funds that we provide, because these policies often restrict the amount that they are permitted to invest in alternative assets like the strategies of our investment funds when there is a decline in public equity markets. Further, the COVID-19 crisis may cause fund investors or policyholders to change their investment strategies in manners that we cannot now foresee, and that may additionally and negatively affect our ability to raise funds or write new insurance policies from traditional or other sources;
•While the market dislocation caused by COVID-19 would expect to present attractive investment opportunities, due to increased volatility in the financial markets, we may not be able to complete those investments;
•If the impact of COVID-19 continues, we and our funds may have more limited opportunities to successfully exit existing investments, due to, among other reasons, lower valuations, decreased revenues and earnings, lack of potential buyers with financial resources to pursue an acquisition, or limited or no ability to conduct initial public offerings in equity capital markets, resulting in a reduced ability to realize value from such investments;
•Our portfolio companies are facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding, which may result in potential impairment of our or our funds’ equity investments. Changes in the debt financing markets are impacting, or, if the volatility in financial market continues, may in the future impact, the ability of our portfolio companies to meet their respective financial obligations. We and our funds may experience similar difficulties, and certain funds have been subject to margin calls when the value of securities that collateralize their margin loan decreased substantially;
•Borrowers of loans, notes and other credit instruments in our credit funds’ portfolio are more likely to be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds are more likely not to be able to pay rents in a timely manner or at all, resulting in a decrease in value of our funds' credit and real estate investments and lower than expected return. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 could lead to lower interest income for our credit funds;
•While the impact of COVID-19 on our portfolio companies has varied depending on the location and industry in which they operate, many of our portfolio companies operate in industries that have been, and continue to be, materially affected by COVID-19, including but not limited to healthcare, travel, entertainment, hospitality, senior living, energy and retail industries. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, limitations on business operations, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted or reinstated, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our funds’ investments;
•COVID-19 may generate workplace, consumer, insurance, contract and other forms of litigation that exposes us, our portfolio companies, suppliers, customers, debtors and other counterparties to risks and claims of a magnitude and nature that we cannot now anticipate;
•COVID-19 has impacted and may continue to impact mortality, morbidity and insurance policyholder behavior in unexpected ways. An increase in mortality and, in certain cases, morbidity rates could have a material adverse impact on Global Atlantic's liquidity, financial condition and operating results;
•As a result of the pandemic, Global Atlantic's customers may seek sources of liquidity and withdraw at rates greater than previously expected. In 2020, in response to certain state insurance department requirements, Global Atlantic offered all policyholders a 90-day moratorium on lapsing policies and a waiver of withdrawal fees, subject to a cap. If customer lapse and surrender rates significantly exceed Global Atlantic's expectations, or customers stop lapsing or withdrawing all together and the cost of providing benefits exceed Global Atlantic's expectations, Global Atlantic's business, financial condition, results of operations and cash flows could suffer materially;
•An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments are less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and
•COVID-19 presents a significant threat to our employees' well-being and morale. While we have implemented a business continuity plan to protect the health of our employees and have contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and we may experience potential loss of productivity or a delay in the roll out of certain strategic plans.
Given the ongoing nature of the outbreak, at this time we cannot reasonably predict the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. Economic downturn caused by COVID-19 may be prolonged and extend beyond the timeframe of the pandemic itself. We believe COVID-19's adverse impact on our business, financial performance and operating results will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic's impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including widespread availability and effectiveness of a treatment or vaccination for COVID-19; and the negative impact on our fund investors, vendors and other business partners that may indirectly adversely affect us. The impact of COVID-19 may also exacerbate the other risks discussed in this report.
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
In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses that we may have contracted to purchase. Similarly, certain of the strategies pursued with our balance sheet assets rely on the use of leverage, including the issuance of CLOs, and other secured and unsecured borrowings. Our ability to generate returns on these assets would be reduced to the extent that changes in market conditions, including an increase by the U.S. Federal Reserve of its benchmark interest rate, cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed. Global Atlantic relies on access to lending and debt markets to provide capital and liquidity for its business. Changes in debt financing markets may impact Global Atlantic's access to capital and liquidity, in particular during times where Global Atlantic requires increased access to such financing. For example, calculations of required insurance capital may move with market movements and result in greater capital needs during economic downturns. Global Atlantic may also need additional liquidity to pay insurance liabilities in excess of its assumptions due to market impacts on policyholder behavior. Similarly, our portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and our insurance subsidiaries and, therefore, the investment returns on our funds and our insurance subsidiaries. In addition, to the extent that conditions in the credit markets impair the ability of our portfolio companies to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, the operating performance of those portfolio companies may be negatively impacted, which could impair the value of our investment in those portfolio companies and lead to a decrease in the investment income earned by us. In some cases, the inability of our portfolio companies to refinance or extend maturities may result in the inability of those companies to repay debt at maturity or pay interests when due, and may cause the companies to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would also likely impair the value of our investment and lead to a decrease in investment income earned by us.
Transition away from LIBOR as a benchmark reference for interest rates may affect the cost of capital and requires amending or restructuring existing debt instruments and related hedging arrangements for us, our investment funds and our portfolio companies, and may impact the value of floating rate securities or loans based on LIBOR that we or our investment funds hold or may hold in the future, all of which may result in additional costs or adversely affect our or our funds' liquidity, results of operations and financial condition.

A substantial portion of credit assets held by our investment funds and our insurance subsidiaries and long-term indebtedness incurred by us, our investment funds, our insurance subsidiaries and our portfolio companies bears interest at variable interest rates, primarily based on LIBOR. In July 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that LIBOR in its current form will cease to exist after 2021, and instead, an alternative reference rate will be established. For example, the Alternative Reference Rates Committee, a steering committee of large U.S. financial institutions convened by the Federal Reserve Board and the New York Fed, identified the Secured Overnight Financing Rate ("SOFR") as its recommended alternative reference rate, which measures the cost of borrowing cash overnight collateralized by U.S. Treasury securities. In January 2021, International Swaps and Derivatives Association also amended the definitions used in derivative contracts to incorporate SOFR as the successor rate to LIBOR. However, it is unclear whether SOFR will attain broad market acceptance as a replacement for LIBOR, and various industry organizations are developing other alternative reference rates. As such, it is not possible to predict all potential effects of these changes on U.S. and global credit markets.

In November 2020, the administrator of LIBOR announced its intention to extend the publication of U.S. dollar LIBOR (except for the one-week and two-month tenors) until June 30, 2023, subject to a consultation process, and the Federal Reserve Board, the Alternative Reference Rates Committee and the International Swaps and Derivatives Association also issued concurrent statements agreeing with such announcement. While agreements governing our corporate revolving credit facility and our capital markets revolving credit facilities either mature before June 30, 2023 or contain a "fallback" amendment provision providing for alternative rate calculations in the event LIBOR is unavailable, we, our investment funds and our portfolio companies have other LIBOR-based debt instruments and related hedging arrangements that are likely to require amending or restructuring, which may be difficult, costly and time consuming. In addition, our credit funds extend loans based on LIBOR and invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Replacing LIBOR with an alternative reference rate in the underlying agreements may require repricing of these loans and securities, which may have an adverse impact on our funds and us.

Transition from LIBOR to SOFR or to another reference rate may result in an increase or a decrease of the overall borrowing cost for us, our investment funds, our insurance subsidiaries and our portfolio companies. Even if the overall borrowing cost decreases, any savings that we realize from such decrease could be offset partially or entirely by lower overall interest income we receive from our credit assets. In addition, we and certain consolidated funds hold credit investments that generate interest income based on variable interest rates, and if we receive lower interest income, such funds may be adversely affected. If the transition from LIBOR results in an overall increase to the borrowing cost, higher interest expense could negatively affect the financial results and valuations of our portfolio companies. Transition to a new reference rate also requires an upgrade to the software and systems we and our third-party vendors use to properly record and process loans and other instruments based on the new rate. Such upgrade may not become available in time or its implementation could be delayed because of the uncertainty regarding the transition. Any failure to timely implement the necessary software or systems upgrade could adversely affect our business operation. Significant uncertainty still exists as to, for example, the successor reference rate, emergence of credit sensitive rates, interpretation of agreements without a clear LIBOR transition provision or at all, and potential legislative solution to address tough legacy contracts. Such uncertainty could give rise to widespread disputes, including litigation, which can adversely affect us, and result in a sudden or prolonged increase or decrease in the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. These changes in value may impact the availability and cost of hedging instruments and borrowings, potentially resulting in an increase to our and our funds' interest expense and cost of capital. Any increased costs, lower interest income or reduced profits as a result of the foregoing may adversely affect our liquidity, results of operations and financial condition.

We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could adversely affect our business operations in the future.
    We expect that our primary liquidity needs, including those of Global Atlantic following the Global Atlantic acquisition, will consist of cash required to:
•continue to grow our businesses, including seeding new strategies, funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies and otherwise supporting investment vehicles that we sponsor;
•warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, accounts or CLOs pending the contribution of committed capital by the investors in such vehicles, and advancing capital to them for operational or other needs;
•service debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities that may give rise to future cash payments;
•fund cash operating expenses and contingencies, including for litigation matters;
•pay amounts that may become due under our tax receivable agreement with KKR Holdings;
•pay cash dividends in accordance with our dividend policy for our common stock or the terms of our preferred stock;
•underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;

•acquire other assets for our Principal Activities business line, including other businesses, investments and assets, some of which may be required to satisfy regulatory requirements for our capital markets business or risk retention requirements for CLOs (to the extent it continues to apply);
•address capital needs of regulated and other subsidiaries; and
•repurchase shares of our common stock pursuant to the share repurchase program or repurchase or redeem other securities issued by us.
    These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2020, we have approximately $6.3 billion of remaining unfunded capital commitments to our investment funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. We have also used our balance sheet to provide credit support to our general partner's obligations to our funds, to provide certain guarantees in commercial real estate financing transactions and to support certain transactions by our funds.
    In addition, as of December 31, 2020, we had $33.4 billion of indebtedness outstanding under our credit facilities and debt securities on a GAAP basis and $5.6 billion of indebtedness outstanding under our credit facilities and debt securities on a non-GAAP basis, and $5.4 billion of cash and cash equivalents on a GAAP basis and $6.0 billion of cash and short-term investments on a non-GAAP basis. The non-GAAP based measures exclude the assets and liabilities of our investment funds, CLOs and CMBS, and other consolidated entities that are not subsidiaries of KKR & Co. Inc., but include debt obligations of KKR Financial Holdings LLC ("KFN"), which as of December 31, 2020, consisted of $948.5 million, which do not provide for recourse to KKR beyond the assets of KFN. Our $1.0 billion corporate revolving credit facility is scheduled to mature in 2023. Global Atlantic also has outstanding indebtedness of $1.4 billion as of December 31, 2020. Depending on market conditions, we may not be able to refinance or renew all or part of these senior notes or our corporate revolving credit facility, or find alternate sources of financing (including issuing equity), on commercially reasonable terms or at all. Furthermore, the incurrence of additional debt by us or our subsidiaries in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing.
    In addition, the underwriting commitments for our capital markets business may require significant cash obligations, and these commitments may also put pressure on our liquidity. The holding company for our capital markets business has entered into a credit agreement that provides for revolving borrowings of up to $750 million, which can only be used in connection with our capital markets business, including placing and underwriting securities offerings, and a 364-day revolving credit agreement that provides for revolving borrowings of up to $750 million, which can only be used to facilitate the settlement of debt transaction syndicated by our capital markets business. To the extent we commit to buy and sell an issue of securities in firm commitment underwritings or otherwise, we may be required to borrow under these revolving credit facilities to fund such obligations, which, depending on the size and timing of the obligations, may limit our ability to enter into other underwriting arrangements or similar activities, service existing debt obligations or otherwise grow our business. Further, these facilities are scheduled to mature in 2025 and 2021, respectively, and depending on the market conditions, we may not be able to refinance or renew them on commercially reasonable terms or at all. Regulatory net capital requirements may also limit the ability of our broker-dealer subsidiaries to participate in underwriting or other transactions or to allocate our capital more efficiently across our businesses.
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
Carry distributions may give rise to clawback obligations. The partnership documents governing our carry-paying funds, including funds relating to private equity, growth equity, infrastructure, energy, real estate, impact, special situations, private credit opportunities, direct lending, revolving credit and core investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. We would continue to be subject to the clawback obligation even if carry has been distributed to current or former employees or other persons through our carry pool, and we would be required to seek other sources of liquidity to fund such an obligation if such carry is not returned to us by them. Not all carry may be recoverable from current or former employees and other persons once it has been distributed by us. As of December 31, 2020, $88.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2020 fair values. Had the investments in such carry-paying funds been liquidated at zero value, the clawback obligation would have been approximately $2.3 billion. See – “Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a "netting hole," which will result in less carried interest for us, as well as clawback liabilities.”

Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a "netting hole," which will result in less carried interest for us, as well as clawback liabilities.
We have entered into strategic partnerships with certain investors, generally through separately managed accounts, which have longer investment periods, often of 20 years or more, and provide for investments across different investment strategies (which we refer to as "strategic investor partnerships"). Compared to our traditional private equity fund structure, these partnerships may offer reduced fees for fund investors and may require netting across various funds in which they invest. For example, these strategic partnerships may net the returns across the various funds in which they invest, in effect potentially creating a "netting hole" across funds, which must be "filled" before any realized gains can be distributed to the general partner as carried interest. The longer investment period and cross-fund netting feature of the strategic investor partnerships increase the possibility of netting holes compared to our traditional private equity fund structure, which, if present, will reduce the carried interest we otherwise would earn. Similarly, the longer duration of these partnerships can increase the risk of clawback, because over a longer investment period, a period of reduced performance following periods of performance adequate to realize carried interest is more likely to occur. See "—The 'clawback' provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors."
Many parts of our earnings and cash flow are highly variable due to the nature of our business and we generally do not intend to provide earnings guidance, each of which may cause the value of interests in our business to be volatile.
    Many parts of our earnings are highly variable from quarter to quarter due to the volatility of investment returns of most of our funds, other investment vehicles and our balance sheet assets and the transaction and other fees earned from our businesses. We recognize earnings on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds and for certain of our recent funds, when a performance hurdle is achieved. During times of market volatility the fair value of our funds and our balance sheet assets are more variable, and as publicly traded equity securities currently represent a significant proportion of the assets of many of our funds and balance sheet assets, volatility in the equity markets may have a significant impact on our reported results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurements" for a discussion of the impact of equity markets on the value of private equity investments. A decline in realized or unrealized gains, a failure to achieve a performance hurdle or an increase in realized or unrealized losses, would adversely affect our net income.
    Fee income, which we recognize when contractually earned, can vary due to fluctuations in AUM, the number of investment transactions made by our funds, the number of portfolio companies we manage, the fee provisions contained in our funds and other investment products and transactions by our capital markets business. In any particular quarter, fee income may vary significantly due to the variances in size and frequency of monitoring fees (including termination payments), transaction fees or fees received by our capital markets business. Our total management, monitoring and transaction fees (net of fee credits) for the years ended December 31, 2020, 2019 and 2018 were $1,744.4 million, $1,504.6 million and $1,569.1 million, respectively, on a GAAP basis, and $2,121.0 million, $1,861.5 million and $1,853.9 million, respectively, on a non-GAAP basis. We may create new funds or investment products or vary the terms of our funds or investment products (for example our funds now include performance hurdles), which may alter the composition or mix of our income from time to time. In particular, in our private equity and other funds raised since 2014, we credit all monitoring and transaction fees generated by the fund's investments against fund management fees, which resulted in a decrease of our monitoring and transaction fee income. We may also experience fluctuations in our results from quarter to quarter, including our revenue and net income, due to a number of other factors, including changes in the values of our funds' investments, changes in the amount of distributions or interest earned in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general market and economic conditions. In addition, our earnings and cash flows are dependent in part on the performance of KFN, a specialty finance company that we acquired in 2014, and Global Atlantic, a retirement and life insurance company that we acquired in 2021, and are subject to the risks to these businesses as described elsewhere in the report. Although KFN and Global Atlantic are subsidiaries of KKR, KFN and Global Atlantic each has its own indebtedness outstanding. The terms of their respective indebtedness impose limitations on these companies' current and future operations and may restrict its ability to make distributions to KKR. In addition, Global Atlantic's insurance subsidiaries are also subject to regulatory restrictions that may restrict their ability to make distributions to KKR. For the years ended December 31, 2020, 2019 and 2018, our net income attributable to KKR & Co. Inc. Common Stockholders was $1,946.0 million, $1,971.7 million and $1,097.7 million, respectively, and our after-tax distributable earnings was $1,522.4 million, $1,405.3 million and $1,597.2 million, respectively. Such fluctuations may lead to variability in the value of interests in our business and cause our results for a particular period not to be indicative of our performance in future periods. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the value of interests in our business.
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
    The transaction and management or monitoring fees that we earn are driven in part by the pace at which our funds make investments and the size of those investments. Any decline in that pace or the size of investments would reduce our revenue from transaction and management or monitoring fees. Likewise, during an attractive selling environment, our funds may capitalize on increased opportunities to exit investments. Any increase in the pace at which our funds exit investments, if not offset by new commitments and investments, would reduce future management fees. Additionally, in certain of our funds that derive management fees only on the basis of invested capital, the pace at which we make investments, the length of time we hold such investment and the timing of disposition will directly impact our revenues. Many factors could cause such a decline in the pace of investment or the transaction and management or monitoring fees we receive, including:
•the inability of our investment professionals to identify attractive investment opportunities;
•competition for such opportunities among other potential acquirers;

•unfavorable market and economic conditions;
•decreased availability of capital or financing on attractive terms;
•our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets;
•terms we may agree with or provide to our fund investors or investors in separately managed accounts with respect to fees such as increasing the percentage of transaction or other fees we may share with our fund investors; and
•new regulations, guidance or other actions provided or taken by regulatory authorities.
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

    In addition, the Dodd-Frank Act, under what has become known as the "Volcker Rule," broadly prohibits depository institution holding companies (including foreign banks with U.S. branches, agencies or commercial lending companies and certain insurance companies), insured depository institutions and their subsidiaries and controlled affiliates, or "banking entities," from investing in "covered funds," including third-party private equity funds like ours. As a result, banking entities, subject to certain limited exemptions, had to conform their existing covered fund investments and relationships to the Volcker Rule, and are limited in their ability to undertake new contractual commitments to private equity funds like ours. In addition to federal law, changes in state and local law may limit investment activities of state pension plans and insurance companies.
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
    We compete as an investment manager for both fund investors and investment opportunities. The investment management business is highly fragmented, with our competitors consisting primarily of sponsors of public and private investment funds, real estate development companies, BDCs, investment banks, commercial finance companies and operating companies acting as strategic buyers of businesses. We believe that competition for fund investors is based primarily on:
•investment performance;
•investor liquidity and willingness to invest;
•investor perception of investment managers' drive, focus and alignment of interest;
•business reputation;
•the duration of relationships with fund investors;
•the quality of services provided to fund investors;
•pricing;
•fund terms (including fees);
•the relative attractiveness of the types of investments that have been or will be made; and
•consideration for environmental, social and governance issues.
    We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution.
    A number of factors serve to increase our competitive risks:
•a number of our competitors in some of our businesses may have greater financial, technical, marketing and other resources and more personnel than we do, and, in the case of some asset classes or geographic regions, longer operating histories, more established relationships, greater expertise or better reputation;
•fund investors may materially decrease their allocations in new funds due to their experiences following an economic downturn, the limited availability of capital, regulatory requirements or a desire to consolidate their relationships with investment firms;
•some of our competitors may have agreed to terms on their investment funds or products that are more favorable to fund investors than our funds or products, such as lower management fees, greater fee sharing or higher performance hurdles for carried interest, and therefore we may be forced to match or otherwise revise our terms to be less favorable to us than they have been in the past;
•some of our funds may not perform as well as competitors' funds or other available investment products;
•our competitors have raised or may raise significant amounts of capital, and many of them have similar investment objectives and strategies to our funds, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;
•some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;
•some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments;
•some of our competitors may be subject to less regulation or less regulatory scrutiny and accordingly may have more flexibility to undertake and execute certain businesses or investments than we do and/or bear less expense to comply with such regulations than we do;

•there are relatively few barriers to entry impeding the formation of new funds, including a relatively low cost of entering these businesses, and the successful efforts of new entrants into our various lines of business, including major commercial and investment banks and other financial institutions, have resulted in increased competition;
•some fund investors may prefer to invest with an investment manager that is not publicly traded, is smaller or manages fewer investment products; and
•other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.
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
    Our fund investors, stockholders, regulators and other stakeholders are increasingly focused on ESG matters. Certain fund investors, including public pension funds, have considered our record of socially responsible investing and other ESG factors in determining whether to invest in our funds. Similarly, certain of our stockholders, particularly institutional investors, use third-party benchmarks or scores to measure our ESG practices, and decide whether to invest in our common stock or engage with us to require changes to our practices. If our ESG practices do not meet the standards set by these fund investors or stockholders, they may choose not to invest in our funds or exclude our common stock from their investments, and we may face reputational challenges by other stakeholders. The occurrence of any of the foregoing could have a material adverse impact on new fundraises and negatively affect the price of our stock. In addition, there has also been an increased regulatory focus on ESG-related practices by investment managers. The SEC has examined the methodology used by ESG funds for determining socially responsible investments, and a new EU regulation on sustainability disclosure, which is intended to standardize the definition of environmentally sustainable investing, will begin to apply in March 2021. Under the new U.S. presidential administration, there is a higher likelihood of regulatory focus on ESG matters. If regulators disagree with the procedures or standards we use for ESG investing, or new regulation or legislation requires a methodology of measuring or disclosing ESG impact that is different from our current practice, our business and reputation could be adversely affected.
Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Regarding the impact of our conversion to a corporation on our income taxes, see Financial Statements and Supplementary Data—Note 11 "Income Taxes."
Tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. In December 2020, the Internal Revenue Service (the "IRS") released final regulations under Section 162(m), which addressed changes made by the Tax Cuts and Jobs Act, which was enacted in December 2017 and amended various aspects of U.S. federal income tax legislation (the "2017 Tax Act"), and, among other things, extended the coverage of Section 162(m) to include compensation paid by a partnership for services performed for it by a covered employee of a corporation that is a partner in the partnership. These regulations could meaningfully reduce the amount of tax deductions available to us in 2021 and future years for compensation paid to covered employees. Additionally, foreign and state and local governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to foreign and state and local taxation and materially affect our financial position and results of operations.
Moreover, as a result of the recent presidential and congressional elections in the United States, there could be significant changes in tax law and regulations. While the likelihood and nature of any such legislation or regulations is uncertain, the new administration may pursue tax policies seeking to increase the corporate tax rate and further limit the deductibility of interest, among other things. Such changes could materially increase the amount of taxes we or our portfolio companies are required to pay.
The U.S. Congress, the Organization for Economic Co-operation and Development (the "OECD") and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies, such as KKR. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting ("BEPS") project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures, including measures covering treaty abuse (including an anti-abuse "principal purpose" test that would deny treaty benefits to the extent that obtaining such benefit was one of the principal purposes of any arrangement or transaction that resulted directly or indirectly in such benefit), the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. If implemented, these and other proposals could result in a loss of tax treaty benefits and increased taxes on income from our investments. In addition, the OECD is working on a "BEPS 2.0" initiative, which is aimed at (1) shifting taxing rights to the jurisdiction of the consumer and (2) ensuring all companies pay a global minimum tax. New rules could be recommended in 2021 and if implemented could have a significant impact on KKR, its portfolio companies and its investment structures. The timing and scope of any provisions currently are subject to significant uncertainty.
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
    Our employees and other key personnel possess substantial experience and expertise and have strong business relationships with investors in our funds and other members of the business community. As a result, the loss of these personnel could jeopardize our relationships with investors in our funds and members of the business community and result in the reduction of AUM or fewer investment opportunities. For example, if any of our key personnel were to join or form a competing firm, our business, results of operations and financial condition could suffer. Global Atlantic's business similarly depends on the ability to attract and retain experienced insurance professionals. Global Atlantic does not have a captive distribution force and must attract and retain life insurance agents who may also sell products of other insurers. Global Atlantic's Bermuda business must maintain key personnel in Bermuda. As a result, if Global Atlantic is unable to recruit Bermudian employees, or obtain or renew work permits for current or prospective non-Bermudian employees, Global Atlantic's Bermuda insurance subsidiaries may not be able to maintain their operations and support growth in the business.
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
    Our most important asset is our people, and our continued success is highly dependent upon the efforts of our employees and other key personnel, and to a substantial degree on our ability to retain and motivate our employees and other key personnel and to strategically recruit, retain and motivate new talented employees, including qualified investment professionals. However, we may not be successful in these efforts as the market for talented and qualified candidates is extremely competitive. Our ability to recruit, retain and motivate our employees is dependent on our ability to offer highly attractive incentive opportunities. Under the 2017 Tax Act, investments must be held for more than three years, rather than the prior requirement of more than one year, for carried interest to be treated for U.S. federal income tax purposes as capital gain. The longer holding period requirement may result in some of our carried interest being treated as ordinary income, which would materially increase the amount of taxes that our employees and other key personnel would be required to pay, thereby adversely affecting our ability to offer attractive incentive opportunities. In addition, the tax treatment of carried interest may continue to be an area of focus for policymakers and government officials, which could result in a further regulatory action by federal or state governments. For example, the new Congress and presidential administration in the United States may seek to treat carried interest as ordinary income, and certain states, including New York and California, have proposed legislation to levy additional state tax on carried interest, which may also negatively affect our ability to attract and retain employees and key personnel. Similarly, changes in the United Kingdom with respect to the taxation of carried interest, including the treatment of certain carried interest returns as income, which became effective from April 6, 2016, may impact our ability to recruit, retain and motivate employees and key personnel in the United Kingdom. In addition, there have been proposed laws and regulations that sought to regulate the compensation of certain of our employees. See "—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business." The loss of even a small number of our investment professionals could jeopardize the performance of our funds and other investment products, which would have a material adverse effect on our results of operations. Efforts to retain or attract employees, including our investment professionals, may result in significant additional expenses, which could materially and adversely affect our profitability.
    Many of our employees hold interests in our business through KKR Holdings. These individuals historically received financial benefits from our business in the form of distributions and amounts funded by KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. While all of our employees receive base compensation from us, prior to 2018, annual cash bonuses for certain employees were borne by KKR Holdings from its cash reserves based upon distributions on a portion of KKR Group Partnership Units held by KKR Holdings. However, substantially all units in KKR Holdings have been allocated to certain employees, and upon their vesting, distributions on vested units would belong to such unitholders and not be available to fund annual cash bonuses. In addition, under its dividend policy, KKR intends to make equal quarterly dividends to holders of its common stock in a fixed amount per share per quarter. In 2020, no annual cash bonuses were borne by KKR Holdings. Although KKR Holdings may fund a portion of the cash bonus payments from its cash reserves, if any, in future periods, we likely will continue to utilize our own funds for most, if not all, of the cash bonus payments. In that event, either our profit margins or our employee retention or both may be adversely impacted. In addition, many of our employees hold interests in our carry pool through KKR Associates Holdings L.P. Currently 40%, 43% or 65%, as applicable, of the carried interest earned from our investment funds is allocated to our carry pool. There can be no assurance that the carry pool will have sufficient cash available to continue to make cash payments in the future and fluctuations from the distributions generated from the carry pool, if not offset by funds from other sources, including other performance-based income, could render the compensation that KKR pays to be less attractive. In any of these circumstances, a higher percentage of our revenue would be paid out in the form of cash compensation, which could have a material adverse impact on our profit margins. We are not permitted under our certificate of incorporation to increase the percentage of carried interest allocable to the carry pool without the consent of a majority of our independent directors.
    We have granted equity awards from our Equity Incentive Plans and expect to grant equity awards from our 2019 Equity Incentive Plan, which has caused and will cause dilution. If we increase the use of equity awards in the future, expense associated with equity-based compensation may increase materially. For example, in 2020, we issued equity awards with respect to 30.1 million shares of common stock under our 2019 Equity Incentive Plan, of which 16.9 million represent market condition awards subject to both stock price target requirements and service requirements. On the other hand, KKR Holdings awards granted, if any, come from outstanding but previously unallocated units of KKR Holdings, and consequently these grants do not increase the number of KKR Holdings units outstanding or outstanding shares of KKR common stock on a fully-diluted basis. The value of our common stock may drop in value or be volatile, which may make our equity less attractive to our employees.

    In July 2015, the SEC proposed rules, as mandated by the Dodd-Frank Act, requiring companies to develop and enforce recovery policies that in the event of an accounting restatement, "claw back" from current and former executive officers incentive-based compensation they would not have received based on the restatement. In April and May 2016, the SEC also issued for public comment revised proposed rules designed to prohibit certain incentive-based compensation arrangements deemed to encourage inappropriate risk taking by covered financial institutions by providing "excessive" compensation, fees or benefits or that could lead to material losses. Although the SEC has not adopted the proposed rules to date, depending on the outcome of the rule making process, the application of these rules to us could require us to substantially revise our compensation strategy, increase our compensation and other costs, and materially and adversely affect our ability to recruit and retain qualified employees. In addition, less carried interest from the carry pool may be allocated to certain of our employees, which may result in less cash payments to such employees. To the extent our equity incentive or carry pool programs are not effective, we may be limited in our ability to attract, retain and motivate talented employees and other key personnel and we may need to increase the level of cash compensation that we pay.
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
    We strive to maintain a work environment that reinforces our culture of collaboration, inclusiveness, motivation and alignment of interests with fund investors. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could materially and adversely affect our business, results of operations and financial condition.
Operational risks may disrupt our businesses, result in losses or limit our growth.
    We rely heavily on our financial, accounting and other data processing systems and on the systems of third parties who provide services to us. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. For example, we face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our Public Markets business line is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Our and our third-party service providers' information systems and technology may not continue to be able to accommodate our growth, may not be able to adequately protect the information of our individual fund investors or Global Atlantic's policyholders, may not be suitable for new products and strategies (including instruments using SOFR or another successor rate to LIBOR) and may be subject to security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our business. We are also dependent on an increasingly concentrated group of third-party vendors that we do not control for hosting solutions and technologies. A disaster or a disruption in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, including paying agents and escrow agents, or directly affecting our principal offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. Furthermore, most of our administrative personnel and our information system and technology infrastructure for the asset management business are located in our New York City office. Any disruption in the operation of, or inability to access, our New York City office could have a significant impact on our business, and such risk of disruption or inaccessibility could be heightened during the COVID-19 pandemic.

Cyber-security failures and data security breaches may disrupt or have a material adverse impact on our businesses, operations and investments.
    We rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. We face various security threats on a regular basis, including ongoing cyber-security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact. We may be exposed to a more significant risk if these acts are taken by state actors. We and our employees have been and expect to continue to be the target of fraudulent calls and emails, and the subject of impersonations and fraudulent requests for money, including attempts to redirect material payment amounts in a transaction to a fraudulent bank account, and other forms of activities. Cyber-criminals may attempt to redirect payments required to be paid at the closings of our investments to unauthorized accounts, which we or the services providers we retain, like paying agents and escrow agents, may not be able to detect or protect against. The COVID-19 pandemic has exacerbated these risks due to heavier reliance on online communication and remote working environment, which are less secure, and a significant increase in hacking attempts by cyber-criminals. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.
Cyber-security has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cyber-security and protection of personal information, including the General Data Protection Regulation in the European Union that became effective in May 2018 and the California Consumer Privacy Act that became effective in January 2020. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Global Atlantic, in particular, processes sensitive personal information of its policyholders, which exposes Global Atlantic to a heightened risk, as discussed in "—Risks Related to Global Atlantic—Business Risks Related to Global Atlantic—Any failure to protect the confidentiality of client information could adversely affect Global Atlantic's reputation and have a material adverse effect on its business, financial condition and results of operations." Breaches in security could potentially jeopardize our, our employees', our fund investors', Global Atlantic policyholders' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees', our fund investors', Global Atlantic policyholders', our counterparties' or third parties' operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we experience a cyber-security incident and fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures.
We rely on third-party service providers for certain aspects of our business, including for certain information systems, escrow services, paying agent services, trustee services, insurance policy administration, legal services, technology, administration, tax, accounting and compliance matters. These third-party service providers could also experience any of the above cyber-security threats, fraudulent activities or security breaches, and as a result, unauthorized individuals could improperly gain access to our confidential data. Any interruption or deterioration in the performance of these third parties or cyber-security incidents involving these third parties could impair the quality of our and our funds' operations and could impact our reputation and materially and adversely affect our businesses and limit our ability to grow.
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

We have also launched a number of new investment initiatives in areas such as real estate, energy, infrastructure, growth equity, core and impact investments. Introducing new types of investment structures and products could increase the complexities involved in managing such investments, including ensuring compliance with regulatory requirements and terms of the investment. See "—We may not be successful in executing upon or managing the complexities of new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition."
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

We have and may continue to pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners, strategic partnerships or other strategic initiatives, which may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers. For example, we have expanded our European credit business with our acquisition of Avoca in 2014. We have also made minority investments in hedge fund managers, and we have entered into joint ventures with third parties to participate in new real estate investment strategies. In April 2018, we completed our transaction to form FS/KKR Advisor, a strategic BDC partnership with FS Investments, to provide investment advisory services to our BDCs. In February 2021, we expanded into the insurance business by acquiring Global Atlantic. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:

•our ability to successfully negotiate and enter into beneficial arrangements with our counterparties;
•the required investment of capital and other resources;
•the incurrence of substantial transaction-related costs including non-recurring transaction-related costs;
•delays or failure to complete an acquisition or other transaction in a timely manner or at all due to a failure to obtain shareholder or regulatory approvals or satisfy any other closing conditions, which may subject us to damages or require us to pay significant costs;
•lawsuits challenging an acquisition or unfavorable judgments in such lawsuits, which may prevent the closing of the transaction, cause delays, or require us to incur substantial costs including in costs associated with the indemnification of directors;
•the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk or liability or have not appropriately planned for such activities;
•the possibility of diversion of management's time and attention from our core business;
•the possibility of disruption of our ongoing business;
•the failure to realize the anticipated benefits from an acquired business or strategic partnership in a timely manner, if at all;
•combining, integrating or developing operational and management systems and controls including an acquired business's internal controls and procedures;
•integration of the businesses including the employees of an acquired business;
•potential increase in concentration of the investors in our funds;
•disagreements with joint venture partners or other stakeholders in our hedge fund partnerships and our strategic partnerships;

•the additional business risks of the acquired business and the broadening of our geographic footprint, including the risks associated with conducting operations in foreign jurisdictions such as taxation;
•properly managing conflicts of interests;
•our ability to obtain requisite regulatory approvals and licenses without undue cost or delay and without being required to comply with material restrictions or material conditions that would be detrimental to us or to the combined organization;
•our ability to comply with new regulatory regimes; and
•regulatory scrutiny or litigation exposure due to the activities of the acquired business, hedge fund partners or joint venture partners.
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
In addition, as an insurance company, Global Atlantic's ability to grow is dependent on the sufficiency of its capital base to support that growth. Global Atlantic may need to seek additional capital to manage its growth, and Global Atlantic may not be able to maintain its current strong capital position as it grows. As Global Atlantic grows, it must invest additional assets. If Global Atlantic is unable to take advantage of investment opportunities to support its growth and adequately manage its investments, Global Atlantic's financial condition and results of operations in the future could be less favorable than in historical periods. Growth may increase the risk of service problems with policyholder administration, and Global Atlantic may need to expend additional resources to provide consistent service. Any negative impact on the quality of customer service Global Atlantic provides may cause reputational harm. Global Atlantic also considers its operational capabilities, including at third-party administrators, when adjusting crediting rates on its products. Future growth will also impose added responsibilities on Global Atlantic’s management, including the need to identify, recruit, maintain and integrate additional employees, and to implement more complex organizational management structures. There is also a risk that Global Atlantic will not be able to manage its expenses effectively or scale its business as it grows. Global Atlantic’s ability to reinsure business to its Bermuda reinsurance subsidiaries may also be limited by law or regulation, and accordingly Global Atlantic may not realize any benefits from its efficient operating structure on this new business. Global Atlantic’s failure to manage growth effectively for the reasons discussed above could have a material adverse effect on its business, financial condition and results of operations.
If Global Atlantic’s businesses do not perform well and/or their estimated fair values decline, Global Atlantic may be required to recognize an impairment of goodwill, which could have a material adverse effect on our results of operations and financial condition.

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

We have entered into strategic investor partnerships and established separately managed accounts, which lack the scale of our traditional funds and are more costly to administer. The prevalence of these accounts may also present conflicts and introduce complexity in the deployment of capital. The offering of investment products to retail investors, including any funds registered under the Investment Company Act, BDCs and KREF, may result in increased compliance and litigation costs. We may also incur significant charges in connection with such investments, which ultimately may result in significant losses and costs. We have also sponsored a special purpose acquisition company ("SPAC") and may in the future utilize SPACs or other blank check companies to make investments. As a sponsor to a SPAC, we may lose all our investment in the SPAC if a business combination is not completed within the prescribed timeframe or if the business combination is unsuccessful, which may result in regulatory scrutiny and litigation costs. We expect regulatory scrutiny of SPACs and other blank check companies to increase. Any losses relating to these developments could adversely impact our business, results of operations and financial condition, as well as harm our professional reputation.

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
    We generally have a larger balance sheet than many of our competitors, and consequently, the performance of these balance sheet assets has a greater impact on our results of operations. In particular, during a period when our balance sheet assets are concentrated in a limited number of investments, results from a small number of investments can have a significant impact on our balance sheet performance. Our success in deploying our balance sheet assets and generating returns on this capital will depend, among other things, on the availability of suitable opportunities after giving priority in investment opportunities to our advised investment funds, the level of competition from other companies that may have greater financial resources and our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities. To the extent we are unsuccessful in deploying our balance sheet assets, our business and financial results may suffer. In addition, our balance sheet assets have been a significant source of capital for new strategies and products. To the extent that such strategies or products are not successful or our balance sheet assets cease to provide adequate liquidity, we would realize losses on our balance sheet investments or become limited in our ability to seed new businesses or support our existing business as effectively as contemplated. For example, we developed and completed several structured transactions in which our balance sheet provides subordinated or equity financing and third party investors provide senior financing to an investment vehicle that invests in our funds. In addition to the increased operational complexity and cost that arise from the structure and bespoke terms of these transactions, because of the subordinated nature of KKR's interests, we are at risk of losing all of our interests in these transactions ahead of any third party if the investments do not perform as expected. As of December 31, 2020, total balance sheet investments made by KKR in these structured transactions were approximately $1,742 million. See "—We may not be successful in executing upon or managing the complexities of new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition."
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business.
    Our business is subject to extensive regulation, including periodic examinations, inquiries and investigations by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. federal and state and foreign government agencies and self-regulatory organizations, are empowered to impose fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses and memberships. Any of the foregoing may damage our relationships with existing fund investors, impair our ability to raise capital for successor funds, impair our ability to carry out certain investment strategies, impair Global Atlantic's ability to conduct its insurance business, or contravene provisions concerning compliance with law in agreements to which we are a party. Even if a sanction is not imposed or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the regulatory activity or imposition of these sanctions could harm our reputation and cause us to lose existing fund investors or fail to gain new fund investors or to lose or fail to gain new policyholders or ceding parties.
The private equity industry has been and continues to be under increased regulatory and news media scrutiny with governmental officials and regulators, including the SEC, focusing on the private equity industry's fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, particularly co-investment opportunities, disclosures to fund investors, compliance programs, conflicts of interest, and fiduciary duties owed to managed funds and client accounts. The SEC's focus areas included, among others, the acceleration of monitoring fees, the allocation of broken-deal and other expenses, the disclosure, use and compensation of operating partners or consultants as well as third-party compliance or similar service providers, outside investment and business activities of firm principals and employees, group purchasing arrangements, disclosure of affiliated service providers, general conflicts of interest disclosures, electronic messaging, cyber-security, data privacy and protection, the use of purchased data, valuation, retail investors, foreign bribery and corruption, and policies covering custody, auditing, handling of material nonpublic information, insider trading, business continuity and transition planning. The SEC is continuing its pursuit of these or other focus areas. In 2020, the SEC and its staff promulgated several documents on examination priorities and observations that specifically identified private fund managers as a priority and, in particular, highlighted the SEC's focus on managers that have a greater impact on retail investors, controls with respect to the misuse of material non-public information, conflicts of interest including with respect to allocation of investment opportunities, relationships with clients, preferential liquidity rights, and co-investments, and disclosure and other considerations with respect to fees and expenses and the use of affiliated service providers for clients. Any actions by the SEC or other regulators against us or other investment managers can cause changes in business practices that could materially and adversely affect our business, results of operations and financial condition.
    Any changes or potential changes in the regulatory framework applicable to our business, including the changes and potential changes described below and those resulting from the new leadership at regulators and in the government more broadly, as well as adverse news media attention, may: impose additional expenses or capital requirements on us; limit our fundraising for our investment products; result in limitations in the manner in which our business is conducted; have an adverse impact upon our results of operations, financial condition, reputation or prospects; impair employee retention or recruitment; and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate. If enacted, any new law, regulation, initiatives or regulatory guidance could negatively impact our funds and us in a number of ways, including: increasing our costs and the cost for our funds of investing, borrowing, hedging or operating; increasing the funds' or our regulatory operating costs; imposing additional burdens on the funds' or our staff; and potentially requiring the disclosure of sensitive information. In addition, we may be materially and adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. New laws, regulations, initiatives or regulatory guidance could make compliance more difficult or more expensive, affect the manner in which we conduct business and divert significant management and operational resources and attention from our business. Moreover, an increase in regulatory investigations and new or enhanced reporting requirements of the trading and other investment activities of alternative investment management funds and firms, including our funds and us, is possible. Such investigations and reporting requirements could impose additional expenses on us, require the attention of senior management, increase the complexity of managing our business, or result in fines or other sanctions if we or any of our funds are deemed to have violated any law or regulations.
    Recent and Potential Regulatory Changes in the United States. In recent years, there have been a number of changes in the regulatory framework applicable to our business, including those required under the Dodd-Frank Act. These changes have, among other things: increased regulatory scrutiny of our industry; increased our record-keeping, reporting and disclosure requirements; and placed restrictions on the growth or type of activities certain financial institutions may pursue. We discuss below several recent and potential regulatory changes that have impacted or may further impact our business.
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

leverage arising from debt, derivatives, off-balance sheet obligations, and other arrangements; liquidity risk or maturity mismatch; counterparty risk; transparency of financial markets; and operational risks. If the FSOC identifies a potential risk to financial stability, it will progress to step two, during which it would work with relevant financial regulators to seek the implementation of actions to address the identified potential risk and coordinate among member agencies to ensure the risk is addressed. There currently is little precedent or guidance specifically addressing the FSOC's approach or methodology to evaluating and identifying activities that could pose a risk to financial stability. It is possible that the FSOC could identify one or more of our product lines, activities, or practices as a potential risk to U.S. financial stability and, along with other regulators, could take the actions described above to address such risk, which may result in additional compliance costs. If the FSOC finds that the regulators' efforts have not adequately addressed the potential risk or if the potential threat arises "outside the jurisdiction or authority" of financial regulatory agencies and the potential risk could be addressed by an FSOC designation, the FSOC may designate a nonbank financial company as systemically important. If the FSOC were to designate us as a systemically important nonbank financial company, we would become subject to supervision by the U.S. Federal Reserve and a heightened degree of regulation, including more stringent standards relating to capital, leverage, liquidity, risk management, resolution planning, credit exposure reporting and concentration limits, restrictions on acquisitions, and annual stress testing by the U.S. Federal Reserve. There can be no assurance that nonbank financial firms such as us will not become subject to the aforementioned restrictions or other requirements for financial firms deemed to be systemically important to the financial stability of the U.S. economy.
On December 18, 2014, prior to the adoption of the activities-based approach described above, the FSOC issued a notice seeking public comment on potential systemic risks from asset management products and activities, focusing in particular on (1) liquidity and redemption risks, (2) use of leverage, (3) operational functions and (4) resolution-related issues. On November 16, 2016, the FSOC reiterated its focus on these risk areas, as well as securities lending, in a public statement on its review of asset management products and activities. According to the notice and statement, the FSOC has not made any final determination regarding the existence or nature of any potential risks to financial stability posed by the asset management industry.
Regulation of Swaps. The Commodity Futures Trading Commission (the "CFTC") administers a comprehensive regulatory framework for swaps that was largely adopted under Title VII of the Dodd-Frank Act. As a result:
•Operating pooled funds that trade swaps, or providing investment advice to clients that trade swaps is a basis for registration with the CFTC, absent an applicable exemption. Operating our funds in a manner consistent with one or more exemptions from registration with the CFTC may limit the activities of certain of our funds, and monitoring and analysis of these exemptions requires management and operational resources and attention. Registration with the CFTC, if required, could impact our operations and add additional costs associated with ongoing compliance.
•The CFTC's swap rules also impose regulatory requirements on the trading of swaps, including requirements that most swaps be executed on an exchange or "swap execution facility" and cleared through a central clearing house. Although these requirements presently apply only to certain classes of interest rate swaps and credit default swaps, the CFTC may mandate central execution and clearing with respect to additional classes of swaps in the future.
•CFTC regulations employ quantitative tests and thresholds to determine whether entities are "swap dealers" or "major swap participants" that must register in the appropriate category and comply with capital, margin, record keeping, reporting and business conduct rules. Our funds could become subject to the requirement to register as major swap participants due to changes to the funds' investment strategy or valuations, or revisions to the thresholds for registration.
•In October 2020, the CFTC adopted a final rule that will apply federal position limits to additional physical commodity futures contracts and economically equivalent swaps. Implementation of the final rule, which has a general compliance date of January 1, 2020, could also limit or restrict the ability of our funds to use, trade or invest in futures and swaps and increase the cost of engaging in these transactions. The Dodd-Frank Act also authorizes the SEC to establish position limits on security-based swaps, which rules could have a similar impact on our business.
•The SEC, CFTC and banking regulators have adopted rules regarding margin and capital requirements for most uncleared or "over-the-counter" swaps. These rules generally require swap dealers and major swap participants to collect and post a minimum amount of margin when trading with other covered entities and financial end-users. These requirements could increase the cost of trading in the derivative markets, which could in turn make it more expensive and difficult, and in certain cases impractical, for us or our funds to enter into swaps and other derivatives in the normal course of our business and reduce the effectiveness of the funds' and our investment strategies. These rules could also adversely impact liquidity in derivatives markets, which could expose our funds and us to greater risks and reduce hedging opportunities in connection with their trading activities.
•In September 2016, the U.S. Federal Reserve issued for public comment a proposed rule that, if adopted as proposed, would impose significant capital and other prudential requirements on the physical commodities activities of certain banking organizations. The implementation of these or other new regulations could increase the cost of trading in the commodities and derivative markets, which could in turn make it more expensive and difficult for us or our funds to enter into swaps and other derivatives in the normal course of our business. Moreover, these increased regulatory responsibilities and increased costs could reduce trading levels in the commodities and derivative markets by a number of market participants, which could in turn adversely impact liquidity in the markets and expose our funds to greater risks in connection with their trading activities.
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
The SEC has finalized and is in the process of implementing and requiring compliance with the rules it has adopted under Dodd-Frank related to security-based swaps. Specifically, the SEC will require, beginning in the fall of 2021, security-based swap dealers and major security-based swap participants to register with the SEC and comply with extensive business conduct rules and other requirements. These regulations, among others, and our and our counterparties' compliance with these regulations, may increase our compliance costs and could result in adverse regulatory actions against us.
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
    Although a subsidiary of ours is registered as an AIFM with the Central Bank of Ireland, we may not be able to benefit from an "EU passport" under the AIFMD to market all of our funds to professional investors throughout the European Union, and the EU marketing passport will not apply to marketing to investors in the United Kingdom due to its withdrawal from the European Union. See "—Brexit" below.
Additionally, certain of our European subsidiaries are subject to other EU-wide regulations including, but not limited to:
•the Second Markets in Financial Instruments Directive (MiFID II), which imposes a range of compliance requirements on our business in areas such as transaction reporting, marketing infrastructure and securities and derivatives trading;
•the Market Abuse Regulation (MAR), which requires, among other things, systems and controls regarding inside information, record keeping and other prescribed procedures for market soundings, and conflicts of interest and other relevant disclosure when providing investment recommendations;
•the Capital Requirements Directive IV (CRD IV) and the Capital Requirements Regulation, which implement the capital and liquidity standards promulgated by the Basel Committee on Banking Supervision (commonly referred to as Basel III) and impose various governance and remuneration obligations;
•other EU bank regulatory initiatives, including the Second Bank Recovery and Resolution Directive and the European Banking Authority's guidelines on limits to exposures to shadow banking entities which carry out banking activities outside a regulated framework under EU law (including funds employing leverage on a substantial basis, within the meaning of AIFMD and its implementing rules, and credit funds);

•the European Market Infrastructure Regulation (EMIR) and EMIR Refit, which impose various reporting, margining and central clearing requirements on certain OTC derivative transactions;
•the Securitization Regulation, which establishes due diligence, risk retention and disclosure regarding certain of our European investments, subsidiaries and CLOs;
•the Short Selling Regulation, which limits naked short selling of sovereign bonds and stocks;
•the Financial Conglomerates Directive, which establishes a prudential regime for financial conglomerates to address perceived risks associated with large cross-sector businesses, and could increase the costs of investing in insurance companies, investment firms and banks located in the European Union;
•the Sustainable Finance Disclosure Regulation, which imposes sustainability risk assessment requirements and ESG-specific transparency requirements that must be disclosed;
•the Securities Financing Transaction Regulation, which requires securities financing transactions to be reported to trade repositories, places additional reporting requirements on investment managers and introduces prior risk disclosures and written consent before assets are rehypothecated; and
•the General Data Protection Regulation, which imposes stringent data protection requirements and provides for significant penalties for noncompliance.
These regulations impose significant regulatory requirements on our and our counterparties' operations in Europe, which may increase our or our portfolio companies’ costs of doing business with such counterparties or accessing credit; cause increased costs through our implementation and maintenance of suitable compliance arrangements; have a negative impact on liquidity in the market which may impact our funds; give rise to an enforcement action or fines in the event of any failure to comply with the requirements; and impact the compensation structure of our key personnel under the remuneration obligations and potentially affect certain of our subsidiaries’ abilities to recruit and retain personnel.
Brexit. On January 31, 2020, the United Kingdom exited the European Union (the "Brexit"). The related withdrawal agreement provided for a transitional period through December 31, 2020, during which our subsidiaries located in the European Union and the United Kingdom had largely the same rights as they had prior to the Brexit, including in relation to the exercise of passporting rights. Following the cessation of the transitional period, our subsidiaries that are authorized and regulated by the FCA are no longer able to provide services in other EU Member States and our CBI-authorized alternative investment fund manager can no longer benefit from the EU marketing passport to market products to investors in the United Kingdom. On December 24, 2020, the United Kingdom and the European Union agreed to the UK-EU Trade and Cooperation Agreement and subsequently issued the Joint Declaration on Financial Services Regulatory Cooperation, but at present, there is no universal arrangement in place that allows broad market access between the United Kingdom and the European Union. Under the joint declaration, the parties agreed to enter into a memorandum of understanding by March 2021 to establish the framework for regulatory cooperation on financial services. The loss of passporting rights and the uncertainty regarding market access may adversely affect our ability to source attractive investments in the United Kingdom and may impact the value of our investments that are located in the United Kingdom, or those that conduct business in or derive revenues from, the United Kingdom. While we have properly permissioned subsidiaries to allow us to continue to conduct our business in both the United Kingdom and the European Union, Brexit is likely to increase our cost of raising capital, underwriting and distributing securities and conducting business generally, including the cost of complying with two, potentially divergent, regimes, and interfere with our ability to market our products and provide our services. Changes in regulation may also impair our ability to recruit, retain and motivate new employees and retain key employees.
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
In June 2019, the SEC approved a rule that requires a broker-dealer, or a natural person who is an associated person of a broker-dealer, to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities, without placing the financial or other interest of the broker, dealer or natural person who is an associated person of a broker-dealer making the recommendation ahead of the interest of the retail customer ("Regulation Best Interest"). The term "retail customer" is defined as a natural person who uses such a recommendation primarily for personal, family or household purposes, without reference to investor sophistication or net worth. The "best interest" standard would be satisfied through compliance with certain disclosure, duty of care, conflict of interest mitigation and compliance obligations. Compliance with Regulation Best Interest was required as of June 30, 2020 and may impose additional costs to us if we continue to expand our product offerings and investment platforms to retail customers. For discussions of the risks posed by Regulation Best Interest and similar rules on Global Atlantic, see "—Risks Related to Global Atlantic—Regulatory Risks Related to Global Atlantic—Changes to comply with new and potential laws or regulations which impose fiduciary or best interest standards in connection with the sale of Global Atlantic's products could materially increase Global Atlantic's costs, decrease its sales and result in a material adverse impact on its business."
In July 2019, a Senate bill titled Stop Wall Street Looting Act was introduced that aims to regulate certain business practices by private funds, which the bill defines as companies or partnerships relying on Section 3(c)(1) or 3(c)(7) of the Investment Company Act (except venture capital funds), that directly, or through an affiliate, act as a "control person" by acquiring at least 20% of voting securities of a portfolio company. The bill, among others, requires such private funds to be jointly and severally liable for debt and other obligations of a portfolio company; prohibits portfolio companies from paying dividends within 24 months of their acquisition by a private fund; imposes 100% tax on any monitoring fee or transaction fee paid by portfolio companies to a private fund; applies an ordinary income tax rate, instead of a capital gains tax rate, on carried interest; and requires an annual SEC disclosure of certain information about a private fund and its portfolio companies. Although the bill did not see further action after its introduction in 2019, if it were to be re-introduced and become law, our business would be materially adversely impacted, and we would be required to change various operational and investment practices, which would be costly, time-consuming and disruptive. Following the 2020 presidential and congressional elections in the United States, there is an increased risk of legislative and regulatory action that could adversely limit and affect our and our portfolio companies' businesses both as described above and as described in "—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability." Potential changes in legislation or regulation may include higher corporate tax rate, greater scrutiny on the private equity industry or elimination of carried interest or limitations of the capital gains tax.

    Certain of the funds we manage and certain portfolio companies that engage in originating, lending and/or servicing loans, may consider investments that would subject us to state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of their business. If our funds or portfolio companies engage in these activities, they may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the Consumer Financial Protection Bureau. These state and federal regulatory programs are designed to protect borrowers. Following the 2020 presidential and congressional elections in the United States, there is an increased risk of legislative and regulatory action that could adversely limit and affect our and our portfolio companies' businesses in these activities.
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
    Portfolio Company Legal and Regulatory Environment. We are subject to certain laws, such as certain environmental laws, takeover laws, anti-bribery, trade sanctions, trade control, anti-money laundering and anti-corruption laws, escheat or abandoned property laws, antitrust laws and data privacy and data protection laws that may impose requirements on us and our portfolio companies as an affiliated group. As a result, we could become jointly and severally liable for all or part of fines imposed on our portfolio companies or be fined directly for violations committed by portfolio companies, and such fines imposed directly on us could be greater than those imposed on the portfolio company. Moreover, portfolio companies may seek to hold us responsible if any fine imposed on them is increased because of their membership in a larger group of affiliated companies. For example, on April 2, 2014, the European Commission announced that it had fined 11 producers of underground and submarine high voltage power cables a total of 302 million euro for participation in a ten-year market and customer sharing cartel. Fines were also imposed on parent companies of the producers involved, including Goldman Sachs, the former parent company of one of the cartel members. The Court of Justice of the European Union affirmed the decision on January 27, 2021. Similarly, on February 16, 2018, the U.S. Department of Justice named a private equity sponsor as a co-defendant in a False Claims Act case against one of its portfolio companies, alleging that the private equity sponsor had an active involvement in managing the company and in developing its strategy to use illegal kickback payments to increase reimbursements. In addition, compliance with certain laws or contracts could also require us to commit significant resources and capital towards information gathering and monitoring thereby increasing our operating costs. For example, because we may indirectly hold voting securities in public utilities subject to regulation by the Federal Energy Regulatory Commission ("FERC"), including entities that may hold FERC authorization to charge market-based rates for sales of wholesale power and energy, we may be subject to certain FERC regulations, including regulations requiring us and our portfolio companies to collect, report and keep updated substantial information concerning our ownership of such voting interests and voting interests in other related energy companies, corporate officers, and our direct and indirect investment in such utilities and related companies. Such rules may subject our portfolio companies and us to costly and burdensome data collection and reporting requirements.
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
    In addition, we or certain of our investment funds could potentially be held liable under U.S. Employee Retirement Income Security Act of 1974 ("ERISA") for the pension obligations of one or more of our portfolio companies if we or the investment fund were determined to be a "trade or business" under ERISA and deemed part of the same "controlled group" as the portfolio company under such rules, and the pension obligations of any particular portfolio company could be material. On March 28, 2016, a Federal District Court judge in Massachusetts ruled that two private equity funds affiliated with Sun Capital were jointly and severally responsible for unfunded pension liabilities of a Sun Capital portfolio company. While neither fund held more than an 80% ownership interest of the portfolio company, the percentage required under existing regulations to find liability, the court found the funds had formed a partnership-in-fact conducting a trade or business and that as a result each fund was jointly and severally liable for the portfolio company's unfunded pension liabilities. While a federal appellate court only upheld certain aspects of the District Court holding, if the rationale of the District Court decision were to be applied by other courts, we or certain of our investment funds could be held liable under ERISA for certain pension obligations of portfolio companies. In addition, if the rationale of this decision were expanded to apply also for U.S. federal income tax purposes, then certain of our investors could be subject to increased U.S. income tax liability or filing obligations in certain contexts. Similar laws that could be applied with similar results also exist outside of the United States. Moreover, if the general accounts or separate accounts of one or more of Global Atlantic's insurance subsidiaries were to constitute "plan assets" for purposes of ERISA, in the absence of an exemption we could potentially have liability under the prohibited transaction provisions of ERISA and the Code as a result of any investment management activities by KKR with respect to, or transactions by KKR involving, such general account or separate account assets.
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
Similarly, our ownership interest in Global Atlantic exposes us to risks and developments in the insurance industry. As an insurance company, Global Atlantic is subject to extensive regulations in the United States and Bermuda. See "—Risks Related to Global Atlantic–Regulatory Risks Related to Global Atlantic."

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
    We are and will become further subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform to include retail investors. For example, funds in our Public Markets business line are registered under the Investment Company Act as investment companies. These funds and KKR Credit Advisors (US) LLC, which currently serves as their investment adviser, are subject to the Investment Company Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. In 2018, we completed our transaction to form FS/KKR Advisor, a strategic BDC partnership with FS Investments, to provide investment advisory services to our BDCs. BDCs are subject to certain restrictions and prohibitions under the Investment Company Act. If any of the BDCs advised by FS/KKR Advisor fails to meet the requirements for a BDC, it may be regulated as a closed-end investment company under the Investment Company Act and become subject to substantially more regulatory restrictions, which could limit its operating flexibility and in turn result in decreased profitability for FS/KKR Advisor. As our business expands we may be required to make additional registrations under the Investment Company Act or similar laws, including in jurisdictions outside the United States. As an example, in 2019, we raised an Australian listed investment trust, which is listed on the Australian Securities Exchange and subject to the regulation of the Australian Securities and Investments Commission. Compliance with these and other U.S. and non-U.S. rules will increase our compliance costs and create potential for additional liabilities and penalties, which would divert management's attention from our business and investments.
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

Federal, state and foreign anti-corruption and trade sanctions laws and restrictions on foreign direct investment applicable to us and our portfolio companies create the potential for significant liabilities and penalties, the inability to complete transactions and reputational harm.
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
The U.S. government has also implemented and expanded a number of economic sanctions programs and export controls that target Chinese entities and nationals on national security grounds, and has imposed restrictions on acquiring and retaining interests in the securities of certain Chinese entities. These initiatives target, for example, China's response to political demonstrations in Hong Kong, China’s conduct concerning the treatment of Uighurs and other ethnic minorities in its Xinjiang province, and certain Chinese entities designated by the U.S. government as Communist Chinese military companies, among other things. In January 2021, China's Ministry of Commerce issued The Rules on Counteracting Unjustified Extraterritorial Application of Foreign Legislation and Other Measures to counteract the impact of foreign sanctions on Chinese persons by enabling Chinese citizens, legal persons, and other organizations to seek remedies as a result of prohibitions or restrictions on normal economic, trade, and related activities with persons of other countries.
Due to restrictions on foreign direct investment, we may face restrictions on completing certain transactions, such as acquisitions and divestitures. The U.S. government also enacted Foreign Investment Risk Review Modernization Act ("FIRRMA") and related regulations, which significantly expanded the types of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States ("CFIUS"). Under FIRRMA, CFIUS has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate. In addition to the United States, many other countries are enacting or beginning to enforce their own foreign direct investment laws, such as Measures for the Security Review of Foreign Investments in China or the proposed National Security and Investment Bill in the United Kingdom.
    Similar laws in non-U.S. jurisdictions, such as EU sanctions and blocking statutes, the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control, or foreign direct investment laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce, the U.S. Department of State or U.S. Department of Treasury, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions, other export control or foreign direct investment laws committed by companies in which we or our funds invest or which we or our funds acquire.

We face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
    The activities of our businesses, including the investment decisions we make and the activities of our employees in connection with our funds, portfolio companies, insurance subsidiaries or other investment vehicles like SPACs, may subject us and them to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of our funds, holders of our or our portfolio companies' debt or equity, Global Atlantic's policyholders, and investors in our SPAC and a variety of other potential litigants. See Financial Statements and Supplementary Data—Note 16 "Commitments and Contingencies—Litigation." For example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities of our funds, insurance subsidiaries and SPAC and actions taken by the officers and directors (some of whom may be KKR employees) of portfolio companies, such as lawsuits by other shareholders of our public portfolio companies or holders of debt instruments of companies in which we or our funds have significant investments. We are also exposed to risks of litigation, investigation or negative publicity in the event of any transactions that are alleged not to have been properly considered and approved under applicable law.
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
    Furthermore, the current rise of populist political movements has generated and may continue to generate a growing negative public sentiment toward globalization, free trade, capitalism and financial institutions, which could lead to heightened scrutiny and criticisms of our business and our investments. In addition, public discourse leading to the 2020 U.S. presidential election and social inequality issues raised and debated during the campaign have demonstrated the elevated level of focus put on us, our industry and companies in which our funds are invested. See "—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business—Portfolio Company Legal and Regulatory Environment." The risk of reputational harm is elevated by the prevalence of Internet and social media usage and the increased public focus on behaviors and externalities of business activities, including those affecting stakeholder interests and ESG considerations. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain fund investors and qualified professionals and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
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
    We have formed and may continue to form investment vehicles seeking investment from retail investors, which may subject us to additional risk of litigation and regulatory scrutiny. See "—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business." We have and expect to continue to distribute products through new channels, including through unaffiliated firms, and we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner. The distribution of products through new channels whether directly or through market intermediaries, including in the retail channel, could expose us to additional regulatory risk in the form of allegations of improper conduct and/or actions by state and federal regulators against us with respect to, among other things, product suitability, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels. Following the 2020 presidential and congressional elections in the United States, there is an increased risk of legislative and regulatory action that could adversely limit and affect our efforts to seek, or to manage vehicles that have investments from, retail investors.
In addition, investment adviser subsidiaries of KKR externally manage a number of publicly traded permanent capital vehicles, including KREF (a REIT listed on the NYSE), KKR Income Opportunities Fund (a closed-end management investment company listed on the NYSE), KKR Credit Opportunities Portfolio (a closed-end management investment company operated as an interval fund) and KKR Credit Income Fund (an Australian listed investment trust). FS KKR Capital Corp. and FS KKR Capital Corp. II (BDCs listed on the NYSE) are advised by FS/KKR Advisor, in which we own a 50% interest. We plan to enter into new investment management agreements with other publicly traded permanent capital vehicles in the future. Publicly traded permanent capital vehicles allow us to invest in potentially longer-term strategies and potentially more stable fee streams, while providing liquidity to such vehicle's equity investors. However, these vehicles are subject to the heightened regulatory requirements applicable to public companies, including compliance with the laws and regulations of the SEC, the Exchange Act, the Sarbanes-Oxley Act of 2002 and the national securities exchanges on which their securities are listed, among others. These requirements will place increased demands on senior employees, require administrative, operational and accounting resources, and incur significant expenses. Failure to comply with these requirements could result in a civil lawsuit, regulatory penalties, enforcement actions, or potentially lead to suspension of trading or de-listing from an exchange. Furthermore, if the shareholders of these vehicles were to be dissatisfied with the investment performance or disagree with investment strategies employed by us, they may seek to cause the board of directors of the relevant vehicle to terminate the investment management agreement with us or change the terms of such agreement in a manner that is less favorable to us. As publicly traded entities, these permanent capital vehicles also face additional litigation risk, including class actions and other shareholder lawsuits, which would distract senior employees, including investment professionals. Global Atlantic is also involved in litigation and regulatory actions in the ordinary course of business, and Global Atlantic's U.S. insurance subsidiaries are subject to comprehensive regulation and supervision under U.S. federal and state laws. Therefore, following KKR's acquisition of Global Atlantic, we are subject to additional risks of litigation and regulatory scrutiny that we may not have experienced before.
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
    Certain of our investment funds, finance vehicles and our principal trading activities depend on the services of third-party service providers, including prime brokers, custodians, escrow agents, placement agents, administrators and other agents, to carry out administrative or other services, including valuations, securities transactions, tax preparation, insurance policy administration and government filings. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us (including our insurance subsidiaries) or our fund investors to reputational damage, penalties or losses. We may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers.
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

    For discussions of the risks related to Global Atlantic's use third-party service providers, see "—Risks Related to Global Atlantic—Business Risks Related to Global Atlantic—Global Atlantic depends on the performance of its third-party service providers, including distribution partners and agents, and their failure to perform in a satisfactory manner could negatively affect Global Atlantic's business."

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
The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds, our insurance subsidiaries or our balance sheet investments, of our future results or the performance of our common stock.
    We have presented in this report certain information relating to our investment returns, such as net and gross IRRs, multiples of invested capital and realized and unrealized investment values for funds that we have sponsored and managed. The historical and potential future returns of the funds that we manage are not directly linked to returns on KKR Group Partnership Units.
    Moreover, historical returns of our funds may not be indicative of the future results that you should expect from our funds, our insurance subsidiaries or our balance sheet investments. In particular, the future results may differ significantly from their historical results for the following reasons, among others:

•the rates of returns of our funds reflect unrealized gains as of the applicable valuation date that may never be realized, which may adversely affect the ultimate value realized from those funds' investments;
•the historical returns that we present in this report derive largely from the performance of our earlier private equity funds, whereas future fund returns will depend increasingly on the performance of our newer funds in private equity and other strategies, which may have little or no investment track record, and in particular, you will not benefit from any value that was created in our funds prior to the KPE Transaction to the extent such value has been realized and we may be required to repay excess amounts previously received in respect of carried interest in our funds if, upon liquidation of the fund, we have received carried interest distributions in excess of the amount to which we were entitled;
•the future performance of our funds will be affected by macroeconomic factors, including negative factors arising from disruptions in the global financial markets or tensions in global trade, which may not have been prevalent in the periods relevant to the historical return data included in this report;
•in some historical periods, the rates of return of some of our funds have been positively influenced by a number of investments that experienced a substantial decrease in the average holding period of such investments and rapid and substantial increases in value following the dates on which those investments were made; those trends and rates of return may not be repeated in the future as the actual or expected length of holding periods related to investments is likely longer than such historical periods;
•our newly established funds may generate lower returns during the period that they take to deploy their capital;
•our funds' returns have benefited from investment opportunities and general market conditions in certain historical periods that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of comparable investment opportunities or market conditions; and
•we may create new funds and investment products in the future that reflect a different asset mix in terms of allocations among funds, investment strategies, geographic and industry exposure, vintage year and economic terms.
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
Valuation methodologies for certain assets in our funds, in our insurance subsidiaries and on our balance sheet can be subjective and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds and us.
    There are no readily ascertainable market prices for a substantial majority of illiquid investments of our investment funds, our finance vehicles, insurance subsidiaries or other assets on our balance sheet. When determining fair values of investments, we use the last reported market price as of the statement of financial condition date for investments that have readily observable market prices. When an investment does not have a readily available market price, the fair value of the investment represents the value, as determined by us in good faith, at which the investment could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. There is no single standard for determining fair value in good faith and in many cases fair value is best expressed as a range of fair values from which a single estimate may be derived. When making fair value determinations for our private equity investments, we typically use a market multiples approach that considers a specified financial measure (such as EBITDA) and/or a discounted cash flow analysis. Real asset investments in infrastructure, energy and real estate are valued using one or more of the discounted cash flow analysis, market comparables analysis and direct income capitalization, which in each case incorporates significant assumptions and judgments, and in certain cases, utilizes the services of independent valuation firms. Credit investments are valued using values obtained from dealers or market makers, and where these values are not available, credit investments are valued by us based on ranges of valuations determined by an independent valuation firm. For a majority of Global Atlantic's available-for-sale fixed maturity securities and other investments, the determination of fair value is based on valuation methodologies, securities Global Atlantic deems to be comparable and assumptions deemed appropriate based on market conditions specific to the security.

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
    Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition. For example:
•Global equity markets, which may be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. Equity markets have experienced greater overall volatility following the emergence of COVID-19 in 2020, driven primarily by the impact of COVID-19 on the broader market and at times by opportunistic or coordinated trades targeting certain issuers. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize market multiples (i.e., stock price of comparable companies divided by earnings or cash flow) as a critical input to ascertain fair value of our investments that do not have readily observable market prices. In addition, the valuation for any particular period may not be realized at the time of disposition. For example, because our private equity funds often hold very large amounts of the securities of their portfolio companies, the disposition of these securities often takes place over a long period of time, which can further expose us to volatility risk. In addition, the receptivity of equity markets to initial public offerings, as well as subsequent secondary equity offerings by companies already public, impacts our ability to realize investment gains. Unfavorable market conditions, market volatility and other factors may also adversely impact our strategic partnerships with third-party hedge fund managers by influencing the level or pace of subscriptions or redemptions from the funds managed by our partners.

•Changes in credit markets can also impact valuations and may have offsetting results depending on the valuation methodology used. For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Rising U.S. interest rates may also negatively impact certain foreign currencies that depend on foreign capital flows. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. In certain cases, the valuations obtained from the discounted cash flow analysis and the other primary methodology we use, the market multiples approach, may yield different and offsetting results. For example, the positive impact of falling interest rates on discounted cash flow valuations may offset the negative impact of the market multiples valuation approach and may result in less of a decline in value than for those investments that had a readily observable market price. Any adverse change to the cost of borrowing resulting from the LIBOR transition could also negatively impact the valuations of our investments and could result in us receiving lower interest income for our credit funds. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases.
•Foreign exchange rates can materially impact the valuations of our investments that are denominated in currencies other than the U.S. dollar. For example, U.S. dollar appreciation relative to other currencies is likely to cause a decrease in the dollar value of non-U.S. investments to the extent unhedged.
•Conditions in commodity markets impact the performance of our portfolio companies and other investments in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors. If the operating partners for certain of our real asset funds or our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of our funds or such portfolio companies, our funds or such portfolio companies could experience lower operating income which may in turn reduce the valuation of such funds' investments or those portfolio companies. The value of energy investments generally increase or decrease with the increase or decrease, respectively, of energy commodity prices and in particular with long-term forecasts for such energy commodity prices. Given our investments in oil and gas companies and assets, the value of this portfolio and the investment income we realize is sensitive to oil and gas prices. The volatility of commodity prices also makes it difficult to predict commodity price movements. Apart from our energy investments, a number of our other investments may be dependent to varying degrees on the energy sector through, for example, the provision of equipment and services used in energy exploration and production. These companies may benefit from an increase or suffer from a decline in commodity prices.
•Political developments, natural disasters, war or threat of war, terrorist attacks, epidemic, pandemic or other public health crises and other events outside of our control can, and periodically do, materially and adversely impact our portfolio companies and other investments around the world. Our investment strategies target opportunities globally, across North America, Europe, Asia-Pacific and the Middle East. Political instability and extremism, civil unrest and anti-government protests in any region where we have material business operations or investments can, and periodically does, have an adverse impact on our and our portfolio companies’ business results, reputation or license to operate. In addition, occurrence of war or hostilities involving a country in which we have investments or where our portfolio companies operate could adversely affect the operations and valuations of our portfolio companies and investments in such country. Natural disasters, such as extreme weather events, climate change, earthquakes, tsunamis or floods, can also have an adverse impact on certain of our portfolio companies and investments, especially our real asset investments and portfolio companies that rely on physical factories, plants or stores located in the affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses or properties that focus on tourism or recreational travel. Public health crises, pandemics and epidemics, such as those caused by new strains of viruses such as H5N1 (avian flu), severe acute respiratory syndrome (SARS) and, most recently, COVID-19, are also expected to increase as international travel continues to rise, and also directly and indirectly impact us and our portfolio companies in material respects by threatening our and their employees' well-being and morale, interrupting business activities, supply chains and transactional activities, disrupting travel, and negatively impacting the economies of the affected countries or regions.

Changes in these factors can have a significant effect on the results of the valuation methodologies used to value our portfolio, and our reported fair values for these assets could vary materially if these factors from prior quarters were to change significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
Global and regional economic conditions have a substantial impact on the value of investments. See "—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition" and "—Risks Related to Our Business–COVID-19 continues to impact the United States and other countries throughout the world, and it has caused and may further cause disruptions to our business and adversely affect our financial results."
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
    Investments in highly leveraged entities are also inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments. The incurrence of a significant amount of indebtedness by an entity could, among other things:
•subject the entity to a number of restrictive covenants, terms and conditions, any violation of which would be viewed by creditors as an event of default and could materially impact our ability to realize value from our investment;
•allow even moderate reductions in operating cash flow to render it unable to service its indebtedness;
•give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity's ability to respond to changing industry conditions to the extent additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;
•limit the entity's ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors who have relatively less debt;
•limit the entity's ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and

•limit the entity's ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or other general corporate purposes.
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
    Among the sectors particularly challenged by downturns in the global credit markets (such as the global financial crisis in 2008 and 2009) are the CLO and leveraged finance markets. We have significant exposure to these markets through our CLO subsidiaries, which we principally acquired in the acquisitions of KFN and Avoca. As of December 31, 2020, we indirectly hold below investment grade corporate loans and securities with a $17.7 billion estimated fair market value through our CLO subsidiaries. Each of these subsidiaries is a special purpose company that issued to us and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, our CLO holdings are deeply subordinated, representing the CLO subsidiary's substantial leverage, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to holders or investors that rank more senior to us in right of payment. These loans and bonds also generally involve a higher degree of risk than investment grade rated debt, including the risks described in the paragraphs above. Our CLO subsidiaries have historically experienced an increase in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral during downturns in credit markets. The CLOs' portfolio profile tests set limits on the amount of discounted obligations a CLO can hold. During any time that a CLO issuer exceeds such a limit, the ability of the CLO's manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In such circumstances, CLOs may fail certain over-collateralization tests, which would cause diversions of cash flows away from us as holders of the more junior CLO, which may impact our cash flows. The ability of the CLOs to make interest payments to the holders of the senior notes of those structures is highly dependent upon the performance of the CLO collateral. If the collateral in those structures were to experience a significant decrease in cash flow due to an increased default level, payment of all principal and interest outstanding may be accelerated as a result of an event of default or by holders of the senior notes. There can be no assurance that market conditions giving rise to these types of consequences will not occur, re-occur, subsist or become more acute in the future. Because our CLO structures involve complex collateral and other arrangements, the documentation for such structures is complex, is subject to differing interpretations and involves legal risk. These CLOs have served as long-term, non-recourse financing for debt investments and as a way to reduce refinancing risk, reduce maturity risk and secure a fixed cost of funds over an underlying market interest rate. An inability to continue to utilize CLOs or other similar financing vehicles successfully could limit our ability to fund future investments, grow our business or fully execute our business strategy and our results of operations may be materially and adversely affected.
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
    Before making our investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment, to identify possible risks associated with that investment and, in the case of private equity investments, to prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we typically evaluate a number of important business, financial, tax, accounting, ESG, technological, cyber-security, regulatory and legal issues in determining whether or not to proceed with an investment. Outside consultants, legal advisors, accountants and investment banks are involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence process may at times be subjective with respect to newly organized companies or carve-out transactions for which only limited information is available.
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
    Many of our funds and our balance sheet may hold investments in securities that are not publicly traded. In many cases, our funds or we may be prohibited by contract or by applicable securities laws from selling such securities at many points in time. Our funds or we will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available, and then only at such times when we do not possess material nonpublic information. The ability of many of our funds or us to dispose of investments is heavily dependent on the capital markets and in particular the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is made. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing our investment returns to risks of downward movement in market prices during the intended disposition period. Moreover, because the investment strategy of many of our funds, particularly our private equity funds, often entails having representation on our funds' public portfolio company boards, our funds may be restricted in their ability to effect such sales during certain time periods. In addition, market conditions and regulatory environment can also delay our funds' ability to exit and realize value from their investments. For example, rising interest rates and challenging credit markets may make it difficult for potential buyers to raise sufficient capital to purchase our funds' investments. Government policies regarding certain regulations, such as antitrust law, or restrictions on foreign investment in certain of our funds' portfolio companies or assets can also limit our funds' exit opportunities. For example, under FIRRMA, CFIUS has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to exit from certain investments. As many of our funds have a finite term, we could also be forced to dispose of investments sooner than otherwise desirable. Accordingly, under certain conditions, our funds may be forced to either sell their investments at lower prices than they had expected to realize or defer sales that they had planned to make, potentially for a considerable period of time. Moreover, we may determine that we may be required to sell our balance sheet assets alongside our funds' investments at such times. We have made and expect to continue to make significant capital investments in our current and future funds and other strategies. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments.
Our investments are subject to a number of inherent risks.
    Our results are highly dependent on our continued ability to generate attractive returns from our investments. Investments made by our private equity, credit or other investments in companies involve a number of significant risks inherent to private equity, credit and other investment in companies, including the following:
•companies in which investments are made may have limited financial resources and may be unable to meet their obligations under their securities, which may be accompanied by a deterioration in the value of their equity securities or any collateral or guarantees provided with respect to their debt;
•companies in which investments are made are more likely to depend on the management talents and efforts of a small group of persons and, as a result, the death, disability, resignation or termination of one or more of those persons could have a material adverse impact on their business and prospects;
•companies in which private equity investments are made may be businesses or divisions acquired from larger operating entities that may require a rebuilding or replacement of financial reporting, information technology, operational and other functions;
•companies in which investments are made may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•instances of bribery, fraud and other deceptive practices committed by senior management of portfolio companies in which our funds or we invest may undermine our due diligence efforts with respect to such companies, and if such bribery, fraud or other deceptive practices are discovered, negatively affect the valuation of a fund's investments as well as contribute to overall market volatility that can negatively impact a fund's or our investment program;
•our funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund's term or otherwise, resulting in a lower than expected return on the investments and, potentially, on the fund itself;
•our portfolio companies generally have capital structures established on the basis of financial projections based primarily on management's judgments and assumptions, and general economic conditions and other factors may cause actual performance to fall short of these financial projections, which could cause a substantial decrease in the value of our equity holdings in the portfolio company and cause our funds' or our performance to fall short of our expectations;
•executive officers, directors and employees of an equity sponsor may be named as defendants in litigation involving a company in which an investment is made or is being made, and we or our funds may indemnify such executive officers, directors or employees for liability relating to such litigation;

•we advise funds that invest in businesses that operate in a variety of industries that are subject to extensive domestic and foreign regulation (including companies that supply services to governmental agencies), such as the telecommunications industry, the defense and government services industry, the healthcare industry, oil and gas industry, the waste management industry and the food industry, which may involve greater risk due to rapidly changing market and governmental conditions in those sectors;
•our transactions involve complex tax structuring that could be challenged or disregarded, which may result in losing treaty benefits or would otherwise adversely impact our investments; and
•significant failures of our portfolio companies to comply with laws and regulations applicable to them could affect the ability of our funds or us to invest in other companies in certain industries in the future and could harm our reputation.
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
    Investments in real assets, which may include real estate, infrastructure, oil and gas properties and other energy assets, may expose us to increased risks and liabilities that are inherent in the ownership of real assets in addition to the kinds of risks and liabilities described above or investments in companies. For example:
•Ownership of real assets in our funds or vehicles may increase our risk of liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition that would not have been foreseen. Even in cases where we are indemnified by a seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities;
•Ownership of real assets may also present additional risk of liability for personal and property injury or impose significant operating challenges and costs, for example with respect to compliance with zoning, environmental or other applicable laws;
•Real asset investments may face construction risks, including without limitation: (i) labor disputes, shortages of material and skilled labor, or work stoppages; (ii) slower than projected construction progress and the unavailability or late delivery of necessary equipment; (iii) less than optimal coordination with public utilities in the relocation of their facilities; (iv) adverse weather conditions and unexpected construction conditions; (v) accidents or the breakdown or failure of construction equipment or processes; (vi) catastrophic events such as explosions, fires and terrorist activities, and other similar events and (vii) risks associated with holding direct or indirect interests in undeveloped land or underdeveloped real property. These risks could result in substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken. Certain real asset investments may remain in construction phases for a prolonged period and, accordingly, may not be cash generative for a prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor;
•The operation of real assets is exposed to potential unplanned interruptions caused by significant catastrophic or force majeure events. These risks could, among other effects, adversely impact the cash flows available from investments in real assets, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged service interruptions may result in permanent loss of customers, litigation, or penalties for regulatory or contractual non-compliance. Force majeure events that are incapable of, or too costly to, cure may also have a permanent adverse effect on an investment;
•The management of the business or operations of a real asset may be contracted to a third-party management company unaffiliated with us. Although it would be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in the best interest of the investment, or the breach by an operator of applicable agreements or laws, rules and regulations, including instances of bribery, fraud or other deceptive practices, could have an adverse effect on the investment's results of operations and financial condition. Real asset investments may involve the subcontracting of design and construction activities in respect of projects, and as a result our investments are subject to the risk that contractual provisions passing liabilities to a subcontractor could be ineffective, the subcontractor fails to perform services that it has agreed to provide and, in cases where a single subcontractor provides services to various investments, the subcontractor becomes insolvent;
•Technology advances may decrease the value of our current investments; and
•Certain investments are susceptible to risks of defaults under, or cancellation of contracts with, third parties.
    Without limiting the foregoing risks, we note that investments that we have made and will continue to make in the oil and gas industries may present specific environmental, safety and other inherent risks. Such investments are subject to stringent and complex foreign, federal, state and local laws, ordinances and regulations specific to oil and gas industries, including, for example, those governing transportation, exploration and production of oil and natural gas. There are also various conservation laws and regulations applicable to oil and natural gas production and related operations, in addition to regulations governing occupational health and safety, the discharge of materials into the environment and other practices relating to environmental protection. Failure to comply with applicable laws, ordinances and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas. These laws, ordinances and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible and increase the cost of production, thereby reducing profitability. Our oil and gas investments are subject to other risks, such as:
•Volatility in the prices of oil and gas properties may make it difficult to ensure that our acquisition of interest in such properties is at appropriate prices;
•Currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered making it difficult to predict the future costs or impact of compliance;
•The oil and gas industries present inherent risk of personal and property injury, for which we may not be fully insured or indemnified;
•There may be unforeseen or increased regulatory and environmental risks stemming from the use of new technologies, including hydraulic fracturing;
•Our estimated oil, natural gas, and natural gas liquids reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and value of our reserves;
•The performance of our energy investments depend on the skill, ability and decisions of third-party operators. The success of our investment will depend on their exploitation, development, construction and drilling activities and the timing and cost of drilling, completing and operating wells. Failure of such operators to comply with applicable laws, rules and regulations could result in liabilities to us, reduce the value of our interest in the oil and natural gas properties, and materially and adversely affect our cash flows and results of operations; and
•If commodity prices decline and remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause write-downs of the value of our oil and gas properties, which may reduce the value of our energy investments, have a negative impact on our ability to use these investments as collateral or otherwise have a material adverse effect on our results of operations.
    Investments in real estate are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include those associated with the burdens of ownership of real property; general and local economic conditions; changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding); fluctuations in the average occupancy (including as a result of social distancing requirement and remote working environment during the COVID-19 pandemic); the financial resources of tenants; changes in building, environmental and other laws; energy and supply shortages; various uninsured or uninsurable risks; natural disasters; changes in government regulations (such as rent control); changes in real property tax rates; changes in interest rates; the reduced availability of mortgage funds that may render the sale or refinancing of properties difficult or impracticable; negative developments in the economy that depress travel activity; environmental liabilities; contingent liabilities on disposition of assets; and terrorist attacks, war and other factors that are beyond our control. Our real estate investments are also subject to additional risks, including but not limited to the following:

•The success of certain investments will depend on the ability to restructure and effect improvements in the operations of the applicable properties, and there is no assurance that we will be successful in identifying or implementing such restructuring programs and improvements.
•If we acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of us or our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.
•The strategy of our real estate funds may be based, in part, on the availability for purchase of assets at favorable prices followed by the continuation or improvement of market conditions or on the availability of refinancing. No assurance can be given that the real estate businesses or assets can be acquired or disposed of at favorable prices or that refinancing will be available.
•Lenders in commercial real estate financing customarily will require a "bad boy" guarantee, which typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. For our acquisitions, "bad boy" guarantees would generally be extended by our funds, our balance sheet or a combination of both depending on the ownership of the relevant asset. In addition, "bad boy" guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. It is expected that commercial real estate financing arrangements generally will require "bad boy" guarantees and in the event that such a guarantee is called, a fund's or our assets could be materially and adversely affected. Moreover, "bad boy" guarantees could apply to actions of the joint venture partners associated with the investments, and in certain cases the acts of such joint venture partner could result in liability to our funds or us under such guarantees.
•The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired in relation to activities that took place prior to the acquisition of such property. In addition, at the time of disposition, other potential buyers may bring claims related to the asset or for due diligence expenses or other damages. After the sale of a real estate asset, buyers may later sue our funds or us for losses associated with latent defects or other problems not uncovered in due diligence.
•Our funds or we may be subject to certain risks associated with investments in particular assets. REITs may be affected by changes in the value of their underlying properties and by defaults by borrowers or tenants. REITs depend on their ability to generate cash flow to make distributions and may be impacted by changes in tax laws or by a failure to qualify for tax-free pass through income. Investments in real estate debt investments may be unsecured and subordinated to a substantial amount of indebtedness. Such debt investments may not be protected by financial covenants. Non-performing real estate loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of such loan. Investments in commercial mortgage loans are subject to risks of delinquency, foreclosure and loss of principal. In the event of any default under a mortgage loan held directly by our fund or us, our fund or we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan. Investments in assets or businesses that are distressed may have little or no near-term cash flow and involve a high degree of risk. Such investments subject to bankruptcy or insolvency could be subordinated or disallowed.
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
Failure to protect our intellectual property rights adequately may have a material adverse effect on our results of operations or our ability to compete.
Growth equity companies generally depend heavily on intellectual property rights, including patents, trademarks and proprietary products or processes. The ability to effectively enforce patent, trademark and other intellectual property laws in a cost-effective manner will affect the value of many of these companies. The presence of patents or other intellectual property rights belonging to other parties may lead to the termination of the research and development of a portfolio company's particular product. In addition, if a portfolio company infringes on third-party patents or other intellectual property rights, it could be prevented from using certain third-party technologies or forced to acquire licenses in order to obtain access to such technologies at a high cost.
Although KKR and Global Atlantic use a broad range of measures to protect its intellectual property rights, third parties may infringe or misappropriate KKR's or Global Atlantic's intellectual property, and KKR and Global Atlantic cannot provide any assurances that these protections will be adequate to prevent competitors from copying or reverse-engineering KKR's or Global Atlantic's services or independently developing and marketing services that are substantially equivalent to or superior to KKR's or Global Atlantic's. Moreover, third parties may be able to successfully challenge, oppose, invalidate, render unenforceable, dilute, misappropriate or circumvent KKR's and Global Atlantic's trademarks, copyrights, patent and other intellectual property rights.
KKR and Global Atlantic may fail to maintain or be unable to obtain adequate protections for certain of their respective intellectual property in the U.S. or certain foreign countries. Further, KKR’s and Global Atlantic's intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States because of the differences in foreign trademark, copyright, patent and other laws concerning proprietary rights. Such failure or inability to obtain or maintain adequate protection of KKR’s and Global Atlantic's intellectual property rights for any reason could have a material adverse effect on KKR’s and Global Atlantic's business, results of operations and financial condition. Monitoring and protecting intellectual property rights can be challenging and costly. From time to time, KKR and Global Atlantic may be required to initiate litigation or other action to enforce its intellectual property rights or to establish their validity and enforceability. Such action could result in substantial cost and diversion of resources and management attention, and KKR and Global Atlantic cannot provide any assurances that any such action will be successful.
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
We make large private equity and real assets investments, which involves certain complexities and risks that are not encountered in small- and medium-sized investments.
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

    In some transactions, the amount of equity capital that is required to complete a large capitalization private equity or real asset transaction may be significant and are required to be structured as a consortium transaction. A consortium transaction involves an equity investment in which two or more firms serve together or collectively as equity sponsors. While we have sought to limit where possible the amount of consortium transactions in which we have been involved, we have participated in a significant number of those transactions. Consortium transactions generally entail a reduced level of control by our firm over the investment because governance rights must be shared with the other consortium investors. Accordingly, we may not be able to control decisions relating to a consortium investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in "—We and our funds have made investments in companies that we do not control, exposing us to the risk of decisions made by others with which we may not agree." Any of these factors could increase the risk that our larger investments could be less successful. The consequences to our investment funds of an unsuccessful larger investment could be more severe given the size of the investment. Moreover, we have significant capital of our own committed in such large investments. For certain large private equity and real asset transactions, we may seek to syndicate a portion of our capital commitment to third parties; however, if we are unable to syndicate all or part of such commitment, we may be required to fund the remaining commitment amount from our balance sheet. If we are required to keep on our balance sheet a large portion of the capital commitment that could not be syndicated to third parties, poor performance of such large investment may have a material adverse impact on our financial results. See "—Risks Related to Our Business—If we are unable to syndicate the securities or indebtedness or realize returns on investments financed with our balance sheet assets, our liquidity, business, results of operations and financial condition could be materially and adversely affected" and "—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly."
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
    We have also made minority investments in companies including hedge fund and real estate managers on our balance sheet. For example, we have investments in Marshall Wace, BlackGold, PAAMCO Prisma and Drawbridge.
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
    Many of our funds invest or have the flexibility to invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds. For example, as of December 31, 2020, approximately 53% of the capital invested in those funds was attributable to non-U.S. investments. Investing in companies that are based or have significant operations in countries outside of the United States and, in particular, in emerging markets such as China and India,

Eastern Europe, South and Southeast Asia, Latin America and Africa, involves risks and considerations that are not typically associated with investments in companies established in the United States. These risks may include the following:
•the possibility of exchange control regulations;
•restrictions on repatriation of profit on investments or of capital invested;
•the imposition of non-U.S. taxes and changes in tax law;
•differences in the legal and regulatory environment, such as the recognition of information barriers, or enhanced legal and regulatory compliance;
•greater levels of corruption and potential exposure to the FCPA and other laws that prohibit improper payments or offers of payments to foreign governments, their officials and other third parties;
•violations of trade sanctions or trade control regimes;
•limitations on borrowings to be used to fund acquisitions or dividends;
•limitations on permissible counterparties in our transactions or consolidation rules that effectively restrict the types of businesses in which we may invest;
•political risks generally, including political and social instability, nationalization, expropriation of assets or political hostility to investments by foreign or private equity investors;
•less liquid markets;
•reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms;
•adverse fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;
•higher rates of inflation;
•less available current information about an issuer;
•higher transaction costs;
•less government supervision of exchanges, brokers and issuers;
•less developed bankruptcy and other laws;
•greater application of concepts like equitable subordination, which may, in bankruptcy or insolvency, result in the subordination of debt or other senior interests held by our investment funds, vehicles or accounts in companies in which our investment funds, vehicles or accounts also hold equity interests;
•difficulty in enforcing contractual obligations;
•lack of uniform accounting, auditing and financial reporting standards;
•less stringent requirements relating to fiduciary duties;
•fewer investor protections; and
•greater price volatility.
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
    Similarly, our balance sheet has significant exposures to certain issuers, industries or asset classes. Because we hold interests in some of our portfolio companies both through our balance sheet investments in our private equity funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us as compared to other portfolio companies. In these circumstances, as was the case with energy investments beginning in late 2014 through and into 2018, losses may have an even greater impact on our results of operations and financial condition, as we would directly bear the full extent of such losses. Our balance sheet also has significant exposures to a small group of companies, with our investments in Fiserv, Inc. (NASDAQ: FISV) and BridgeBio Pharma, Inc. (NASDAQ: BBIO) representing approximately 8.9% and 6.5%, respectively, and our top five investments representing approximately 28.6% of our balance sheet's total investments as of December 31, 2020. As a result, our investment income is subject to greater volatility depending on such companies' operating results and other idiosyncratic factors specific to such companies, and in the case of publicly traded companies, our operating results would be impacted by volatility in the public markets generally and in the stock price of such companies. See "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures" for information on significant investments held on our balance sheet.
Our business activities may give rise to a conflict of interest with our funds.
    As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to investment activities among our various funds and also our own account. For example:
•In pursuing the interest of our fund investors, we may take actions that could reduce our AUM or our profits that we could otherwise realize in the short term;
•We may be required to allocate investment opportunities among investment vehicles that may have overlapping investment objectives, including vehicles that may have different fee structures, and among KKR co-investment vehicles (including vehicles in which KKR employees may investment) and third-party co-investors;
•We may, on behalf of our funds or KKR itself, buy, sell, hold or otherwise deal with securities or other investments that may be purchased, sold or held by our other funds or that are otherwise issued by a portfolio company in which our funds invest. Conflicts of interest may arise between a fund, on one hand, and KKR on the other or among our funds including but not limited to those relating to the purchase or sale of investments, the structuring of, or exercise of rights with respect to investment transactions and the advice we provide to our funds. For example we may sell an investment at a different time or for different consideration than our funds;
•We may invest on behalf of our fund or for our own account in a portfolio company of one fund that is a competitor, service provider, supplier, customer, or other counterparty with respect to a portfolio company of another fund;

•We may structure an investment in a manner that may be attractive to fund investors or to KKR Holdings from a tax perspective even though KKR is required to pay corporate taxes;
•A decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund or our own account may result in our having to restrict the ability of other funds to take any action with regards to that company or its securities;
•Our fiduciary obligations to our fund investors may preclude us from pursuing attractive proprietary investment opportunities, in particular as we enter into strategic relationships with broad investment mandates similar to the investments we make with our balance sheet. Notwithstanding the foregoing, we also allocate certain investments that we believe are not suitable for our funds to our balance sheet;
•Conflicts may arise in allocating investments, time, services, expenses or resources among the investment activities of our funds, KKR, other KKR-affiliated entities and the employees of KKR;
•Our principals have made personal investments in a variety of our investment funds, which may result in conflicts of interest among investors of our funds or stockholders regarding investment decisions for these funds;
•The general partner's entitlement to receive carried interest from many of our funds may create an incentive for that general partner to make riskier and more speculative investments on behalf of a fund than would be the case in the absence of such an arrangement. In addition, for our funds that pay carried interest based on accrued rather than realized gains, the amount of carried interest to which the general partner is entitled and the timing of its receipt of carried interest will depend on the valuation by the general partner of the fund's investment;
•Under the 2017 Tax Act, investments must be held for more than three years, rather than the prior requirement of more than one year, for carried interest to be treated for U.S. federal income tax purposes as capital gain, which may create a conflict of interest between the limited partner investors (whose investments would receive such capital gain treatment after a holding period of only one year) and the general partner on the execution, closing or timing of sales of a fund's investments in connection with the receipt of carried interest;
•From time to time, one of our funds or other investment vehicles (including CLOs) may seek to effect a purchase or sale of an investment with one or more of our other funds or other investment vehicles in a so-called "cross transaction," or we as a principal may seek to effect a purchase or sale of our investment with one or more of our funds or other investment vehicles in a so-called "principal transaction";
•A dispute may arise between our portfolio companies, and if such dispute is not resolved amicably or results in litigation, it could cause significant reputational harm to us, and our fund investors may become dissatisfied with our handling of the dispute;
•The investors in our investment vehicles are based in a wide variety of jurisdictions and take a wide variety of forms, and consequently have diverging interests among themselves from a regulatory, tax or legal perspective or with respect to investment policies and target risk/return profiles; and
•We or our affiliates, including our capital markets business, may receive fees or other compensation in connection with specific transactions or different clients that may give rise to conflicts. The decision to take on an opportunity in one of our businesses may, as a practical matter, also limit the ability of one or our other businesses to take advantage of other related opportunities.
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

    We may also cause different investment funds to invest in a single portfolio company, for example, where the fund that made an initial investment no longer has capital available to invest. Conflicts may also arise where our insurance subsidiaries make investments, we make balance sheet investments for our own account or we permit employees to invest alongside our funds or our balance sheet for their own account. In certain cases, we may require that a transaction or investment be approved by fund investors or their advisory committees, be approved by an independent valuation expert, be subject to a fairness opinion, be based on arm's-length pricing data or be calculated in accordance with a formula provided for in a fund's governing documents prior to the completion of the relevant transaction or investment to address potential conflicts of interest. Such instances include principal transactions where we or our affiliates warehouse an investment in a portfolio company for the benefit of one or more of our funds pending the contribution of committed capital by the investors in such funds, follow-on investments by a fund other than a fund that made an initial investment in a company, or transactions in which we arrange for one of our funds to buy a security from, or sell a security to, another one of our funds.
    Appropriately dealing with conflicts of interest is complex and difficult and we could suffer reputational damage or potential liability if we fail, or appear to fail, to deal appropriately with conflicts as they arise. Regulatory scrutiny on, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which could in turn materially and adversely affect our business in a number of ways, including as a result of an inability to raise additional funds and a reluctance of counterparties to do business with us.
Investors in our real assets core funds in our Private Markets business line may redeem their investments in these funds.
Unlike investors in our traditional real estate and infrastructure funds, which in general do not permit redemptions of their fund interests until the liquidation of the funds upon their scheduled dates to terminate, our core real estate and infrastructure funds permit their investors to redeem their funds interests from time to time. Substantial redemptions could be triggered by a number of events, including unsatisfactory fund performance, events in the markets, significant change in our personnel, our removal or replacement as the investment manager of the fund, legal or regulatory issues that investors perceive to have a bearing on the fund, or other events. While the general partner of such funds has no obligation to take any actions to satisfy redemption requests other than out of available cash in the fund, actions taken to meet substantial redemption requests could result in material adverse effect to the fund's investments, ability to make new investments, or otherwise be able to achieve its investment objects, which could negatively impact our financial results.
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
    A portion of assets invested in our funds in the Public Markets business line are managed through separately managed accounts or entities structured for investment by one investor or related investors whereby we earn management and incentive fees, and we intend to continue to seek additional separately managed account or single entity mandates. The investment management agreements we enter into in connection with managing separately managed accounts or entities on behalf of certain clients may be terminated by such clients on as little as 30 days' prior written notice, or less in certain prescribed circumstances. In addition, we provide sub-advisory services to other investment advisers and managers. Such investment advisers and managers could terminate our sub-advisory agreements on as little as 30 days' prior written notice. In the case of any such terminations, the management and incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a material adverse impact on our revenues.
    In addition, certain funds in our Public Markets business line are registered under the Investment Company Act as management investment companies. These funds and KKR Credit Advisors (US) LLC, which serves as their investment adviser, are subject to the Investment Company Act and the rules thereunder. Two of these funds are closed-end funds. BDCs in our BDC platform are also registered under the Investment Company Act, including FS KKR Capital Corp. and FS KKR Capital Corp. II, each a BDC listed on the NYSE. In addition, the management fees we and our strategic BDC partnership receive for managing registered investment companies and BDCs will generally be subject to contractual rights the company's board of directors or the investment adviser has to terminate KKR's or our strategic BDC partnership's management of an account on as short as 60 days' prior notice. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.
Our stakes in our hedge fund partnerships subject us to numerous additional risks.
    Our stakes in our hedge fund partnerships subject us to numerous additional risks applicable to hedge funds and funds of funds, including the following:
•Generally, there are few limitations on the execution of investment strategies of a hedge fund or fund of funds, which are subject to the sole discretion of the management company or the general partner of such funds;
•A fund of funds is subject to risks related to the limited rights it has to withdraw, redeem, transfer or otherwise liquidate its investments from the underlying hedge funds or other funds in which it invests. It may be impossible or costly for hedge funds or such other funds to liquidate positions rapidly in order to meet margin calls, withdrawal requests, redemption requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. In addition, terms of the governing documents of the relevant portfolio funds may limit withdrawal, redemption, transfer or liquidation of investments, including restrictions on the redemption of capital for an initial period, restrictions on the amount of redemptions and the frequency with which redemptions can be made and investment minimums that must be maintained. Portfolio funds also typically reserve the right to reduce ("gate") or suspend redemptions, to set aside ("side pocket") capital that cannot be redeemed for so long as an event or circumstance has not occurred or ceased to exist, respectively, and to satisfy redemptions by making distributions in-kind, under certain circumstances. Moreover, these risks may be exacerbated for funds of funds. For example, if a fund of funds were to invest a significant portion of its assets in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for such fund of funds would be compounded.
•Hedge funds may engage in short selling, which is subject to theoretically unlimited loss, in that the price of the underlying security could theoretically increase without limit, thus increasing the cost of buying those securities to cover the short position. There can be no assurance that the security necessary to cover a short position will be available for purchase. Purchasing securities to close out the short position can itself cause the prices of the securities to rise further, thereby exacerbating the loss;
•Hedge funds may enter into CDS as investments or hedges. CDS involve greater risks than investing in the reference obligation directly. In addition to general market risks, CDS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument;
•Hedge funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss. Counterparty risk is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. Generally, hedge funds are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. Moreover, the fund's internal consideration of the creditworthiness of their counterparties may prove insufficient. The absence of a regulated market to facilitate settlement may increase the potential for losses;
•The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A hedge fund's trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position;
•Hedge funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund's term or otherwise. Although we generally expect that investments will be disposed of prior to dissolution or be suitable for in-kind distribution at dissolution, these funds may have to sell, distribute or otherwise dispose of investments at a disadvantageous time as a result of dissolution. This would result in a lower than expected return on the investments and, perhaps, on the fund itself;
•Hedge funds may rely on computer programs, internal infrastructure and services, quantitative models (both proprietary models and those supplied by third parties) and information and data provided by third parties to trade, clear and settle securities and other transactions, among other activities, that are critical to the oversight of certain funds' activities. If any such models, information or data prove to be incorrect or incomplete, any decisions made in reliance thereon could expose the funds to potential risks. Any hedging based on faulty models, information or data may prove to be unsuccessful and adversely impact a fund's profits; and
•Hedge fund investments are also subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds' assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing "daily price fluctuation limits" or "daily limits," the existence of which may reduce liquidity or effectively curtail trading in particular markets. Hedge funds and funds of these hedge funds may also be subject to extensive regulations, including those of CFTC.
To the extent the financial condition of Marshall Wace, PAAMCO Prisma or other third-party hedge fund managers with which we have hedge fund partnerships is adversely affected by these risks, our revenues, AUM and FPAUM may also decline.

Risks Related to Our Common Stock
The Series I preferred stockholder's significant voting power limits the ability of holders of our common stock to influence our business.

Holders of our common stock are entitled to vote with respect to:

•Any amendment of our certificate of incorporation to change the par value of our common stock or the powers, preferences or special rights of our common stock in a way that would affect our common stock adversely;

•A conversion of the legal entity form of KKR & Co. Inc.; and

•A transfer, domestication or continuance of KKR & Co. Inc. to a foreign jurisdiction.

•A sale, exchange or disposition of all or substantially all of our assets;

•A merger, consolidation or other business combination;

•An increase in the number of authorized shares of Series I preferred stock; and

•Certain amendments to our certificate of incorporation that would have a material adverse effect on our common stock relative to the other classes of our stock.

Furthermore, holders of our common stock have the right to vote on the adoption of a new equity compensation plan any material amendment to an existing equity compensation plan, and an issuance of common stock if, based on the number of shares or the voting power outstanding before such issuance, more than 1% of our common stock is issued to our affiliates and other related parties or more than 20% of our common stock is issued in any transaction, subject to certain limited exemptions.

In general, any matters that are subject to a vote of the holders of our common stock will require the approval of a majority in voting power of all our common stock and Series II preferred stock, voting together as a single class. As a result, KKR Holdings, the holder of our Series II preferred stock, will vote together with the holders of our common stock. As of February 17, 2021, there were 576,611,174 shares of common stock and 275,626,493 shares of Series II preferred stock issued and outstanding, giving holders of common stock 67.7% and KKR Holdings 32.3% of the total combined voting power on matters for which they are entitled to vote together as a single class. Because our Co-Chairmen and Co-Chief Executive

Officers, when acting together, jointly control the general partner of KKR Holdings and thereby the vote of the shares of our Series II preferred stock held by KKR Holdings, our Co-Chairmen and Co-Chief Executive Officers are expected to be able to substantially influence the outcome of any matter submitted to a vote of our common stock. In addition, our Co-Chairmen and Co-Chief Executive Officers, when acting together, jointly control the Series I preferred stockholder and thereby the vote of the Series I preferred stock held by it. The vote of our Series I preferred stock will determine the outcome of all matters that are not listed above as being subject to a vote by our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain additional provisions affecting the holders of our common stock, including limitations on the calling of meetings of the stockholders and procedures for submitting proposals for business to be considered at meetings of the stockholders. In addition, any person that beneficially acquires 20% or more of any class of stock then outstanding without the consent of our board of directors (other than the Series I preferred stockholder or KKR Holdings L.P.) is unable to vote such stock on any matter submitted to such stockholders.

For a more detailed description of our common stock, Series I preferred stock and Series II preferred stock, see "Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934," which is filed as an exhibit to this report.

As a "controlled company," we qualify for some exemptions from the corporate governance and other requirements of the NYSE.

We are a "controlled company" within the meaning of the corporate governance standards of the NYSE. As a "controlled company" we have elected not to comply with certain corporate governance requirements of the NYSE, including the requirements: (i) that the listed company have a nominating and corporate governance committee that is composed entirely of independent directors, (ii) that the listed company have a compensation committee that is composed entirely of independent directors and (iii) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers. Accordingly, holders of our common stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

We are not required to comply with certain provisions of U.S. securities laws relating to proxy statements and other annual meeting materials.

We are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of holders of our common stock is required. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements will not be generally available to holders of our common stock. In addition, we will generally not be subject to the "say-on-pay" and "say-on-frequency" provisions of the Dodd-Frank Act. As a result, our stockholders will not have an opportunity to provide a non-binding vote on the compensation of our named executive officers. Moreover, holders of our common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they generally submit stockholder proposals under Rule 14a-8 of the Exchange Act.

Our certificate of incorporation states that the Series I preferred stockholder is under no obligation to consider the separate interests of the other stockholders and contains provisions limiting the liability of the Series I preferred stockholder.

Subject to applicable law, our certificate of incorporation contains provisions limiting the duties owed by the Series I preferred stockholder and contains provisions allowing the Series I preferred stockholder to favor its own interests and the interests of its controlling persons over us and the holders of our common stock. Our certificate of incorporation contains provisions stating that the Series I preferred stockholder is under no obligation to consider the separate interests of the other stockholders (including the tax consequences to such stockholders) in deciding whether or not to authorize us to take (or decline to authorize us to take) any action as well as provisions stating that the Series I preferred stockholder shall not be liable to the other stockholders for damages or equitable relief for any losses, liabilities or benefits not derived by such stockholders in connection with such decisions. See "—Potential conflicts of interest may arise among the Series I preferred stockholder and the holders of our common stock."

The Series I preferred stockholder will not be liable to KKR or holders of our common stock for any acts, or omissions unless there has been a final and non-appealable judgment determining that the Series I preferred stockholder acted in bad faith or engaged in fraud or willful misconduct and we have also agreed to indemnify the Series I preferred stockholder to a similar extent.

Even if there is deemed to be a breach of the obligations set forth in our certificate of incorporation, our certificate of incorporation provides that the Series I preferred stockholder will not be liable to us or the holders of our common stock for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the Series I preferred stockholder or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These provisions are detrimental to the holders of our common stock because they restrict the remedies available to stockholders for actions of the Series I preferred stockholder.

In addition, we have agreed to indemnify the Series I preferred stockholder and its affiliates and any member, partner, tax matters partner (as defined in U.S. Internal Revenue Code of 1986, as amended (the "Code"), as in effect prior to 2018), partnership representative (as defined in the Code), officer, director, employee agent, fiduciary or trustee of any of KKR or its subsidiaries, KKR Group Partnership, the Series I preferred stockholder or any of our or the Series I preferred stockholder’s affiliates and certain other specified persons (collectively, "Indemnitees"), to the fullest extent permitted by law, against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts incurred by any Indemnitee. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the Indemnitee acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings.

The provision of our certificate of incorporation requiring exclusive venue in the state and federal courts located in the State of Delaware or federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against us and our directors, officers and stockholders.

Our certificate of incorporation requires that (i) any derivative action, suit or proceeding brought on behalf of KKR, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder of KKR to KKR or KKR's stockholders, (iii) any action, suit or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law ("DGCL"), our certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine may only be brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court located in the State of Delaware. In addition, the federal district courts of the United States is the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action arising under the Securities Act and the Exchange Act. This provision may have the effect of discouraging lawsuits against us and our directors, officers and stockholders.

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our common stockholders.
    The market price of our common stock may be highly volatile, could be subject to wide fluctuations and could decline significantly in the future. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to sell your shares at an attractive price, if at all. Some of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include:
•variations in our quarterly operating results, including the accrual and payment of corporate taxes following our conversion to a corporation, which may be substantial;
•changes in the amount of our dividends or our dividend policy;
•taking a long-term perspective on making investment, operational and strategic decisions, which may result in significant and unpredictable variations in our quarterly returns;
•failure to meet analysts' earnings estimates or any publicly disclosed goals or targets;
•publication of research reports about us or the investment management industry or the failure of securities analysts to cover our common stock sufficiently;

•additions or departures of our key management and investment personnel;
•adverse market reaction to any acquisitions, joint ventures, reorganizations and other transactions, including incurrence of debt or issuance of securities in the future;
•changes in market valuations of similar companies;
•speculation in the press or investment community;
•changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;
•a concentrated ownership of our common stock or ownership by short-term investors;
•a lack of liquidity in the trading of our common stock;
•adverse publicity about the investment management or private equity industry generally or individual scandals, specifically; and
•general market and economic conditions.
An investment in our common stock is not an investment in any of our funds or other businesses operated by our subsidiaries, and the assets and revenues of our funds are not directly available to us.
    Our common stock is only securities of KKR & Co. Inc., the holding company of the KKR business. While our historical consolidated financial statements include financial information, including assets and revenues, of certain funds on a consolidated basis, and our future financial statements will continue to consolidate certain of these funds, such assets and revenues are available to the fund and not to us except to a limited extent through management fees, carried interest or other incentive income, distributions and other proceeds arising from agreements with funds, as discussed in more detail in this report. Additionally, given our holding company structure, an investment in our common stock is not an investment in any other businesses that may be operated by our subsidiaries. See "Business—Organizational Structure" and "—Risks Related to Our Organizational Structure—We intend to pay periodic dividends to the holders of our common stock and preferred stock, but our ability to do so may be limited by our holding company structure and contractual restrictions."
Our common stock price may decline due to the large number of shares eligible for future sale or for exchange, and issued or issuable pursuant to our equity incentive plans or as consideration in acquisitions.
    The market price of our common stock could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of common stock in the future at a time and at a price that we deem appropriate. As of February 17, 2021, we have 576,611,174 shares of common stock outstanding, which amount excludes shares beneficially owned by KKR Holdings in the form of KKR Group Partnership Units discussed below and shares available for future issuance under our 2019 Equity Incentive Plan.
    As of February 17, 2021, KKR Holdings owns 275,626,493 KKR Group Partnership Units that may be exchanged, on a quarterly basis, for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock distributions and reclassifications. The market price of our common stock could decline as a result of the exchange or the perception that an exchange may occur of a large number of KKR Group Partnership Units for shares of our common stock. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our common stock to sell shares of our common stock in the future at a time and at a price that they deem appropriate.
    In addition, we will continue to issue additional shares of our common stock pursuant to our 2019 Equity Incentive Plan. See "Risks Related to Our Business—If we cannot retain and motivate our employees and other key personnel and recruit, retain and motivate new employees and other key personnel, our business, results of operations and financial condition could be materially and adversely affected." As of December 31, 2020, 92,324,255 shares of common stock were available for issuance in respect of outstanding awards and the grant of future awards, representing 15% of the aggregate number of shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its subsidiaries) outstanding (together, "Diluted Common Shares") at the close of business on December 31, 2020, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Under the 2019 Equity Incentive Plan, on the first day of each fiscal year, the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive Plan will be adjusted upwards to 15% of the aggregate number of Diluted Common Shares outstanding at the close of business on the last day of the immediately preceding fiscal year, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. In addition, previously issued awards that were canceled or are canceled in the future, or in certain cases, withheld in respect of tax withholding obligations, are or will become available for further grant under the terms of our 2019 Equity Incentive Plan. See "Executive Compensation—KKR & Co. Inc. Equity Incentive Plan." In the past, we have issued and sold our common stock to generate cash proceeds to pay withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to our Equity Incentive Plans or the amount of cash delivered in respect of awards granted pursuant to our Equity Incentive Plans that are settled in cash instead of shares of common stock. We may issue and sell shares of our common stock in the future for similar purposes.
    We have used and in the future may continue to use our common stock or securities convertible, exchangeable or exercisable into our common stock as consideration in acquisitions and strategic investments. For example, in connection with the Global Atlantic acquisition, we issued 23.0 million shares of Series C Mandatory Convertible Preferred Stock; in connection with KKR's acquisition of KFN, we issued the equivalent of approximately 104.3 million shares of our common stock; in connection with KKR's acquisition of Avoca, we issued the equivalent of approximately 4.9 million shares of our common stock; and in connection with KKR's initial acquisition and subsequent increase in ownership of Marshall Wace, we issued the equivalent of approximately 23.0 million shares of our common stock. In addition, in connection with other investments, we may make certain future contingent payments in the form of common stock. If our valuations of these transactions are not accurate or if the value of these acquisitions and investments is not realized, the value of our common stock as well as our dividend per share of common stock may decline.
Our issuance of preferred stock may cause the price of our common stock to decline, which may negatively impact our common stockholders.

Our board of directors is authorized to issue series of shares of preferred stock without any action on the part of our stockholders and, with respect to each such series, fix, without stockholder approval (except as may be required by our certificate of incorporation or any certificate of designation relating to any outstanding series of preferred stock), the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of preferred stock and the number of shares of such series. Any series of preferred stock we may issue in the future will rank senior to all of our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding-up. If we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stockholders in the instances in which they have the right to vote, the market price of our common stock could decrease. Similarly, the limited partnership agreement of the KKR Group Partnership authorizes the general partner of the KKR Group Partnership to issue an unlimited number of additional securities of the KKR Group Partnership with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the KKR Group Partnership Units, and which may be exchangeable for KKR Group Partnership Units. For example, in March and June of 2016, KKR issued 13,800,000 Series A preferred units (which have subsequently been converted to shares of Series A Preferred Stock) and 6,200,000 Series B preferred units (which have subsequently been converted to shares of Series B Preferred Stock), respectively, and in August of 2020, KKR issued 23,000,000 shares of Series C Mandatory Convertible Preferred Stock, and in connection with such issuances, KKR Group Partnership issued preferred units with economic terms designed to mirror KKR's respective preferred units.

Our certificate of incorporation also provides us with a right to acquire all of the then outstanding shares of common stock under specified circumstances, which may adversely affect the price of our common stock and the ability of holders of our common stock to participate in further growth in our stock price.
Our certificate of incorporation provides that, if at any time, either (i) less than 10% of the total shares of any class our stock then outstanding (other than Series I preferred stock, Series II preferred stock and other series of preferred stock) is held by persons other than the Series I preferred stockholder and its affiliates or (ii) we are subjected to registration under the provisions of the Investment Company Act, we may exercise our right to call and purchase all of the then outstanding shares of common stock held by persons other than the Series I preferred stockholder or its affiliates or assign this right to the Series I preferred stockholder or any of its affiliates. As a result, a stockholder may have his or her shares of our common stock purchased from him or her at an undesirable time or price and in a manner which adversely affects the ability of a stockholder to participate in further growth in our stock price.

Risks Related to Our Organizational Structure
Potential conflicts of interest may arise among the Series I preferred stockholder and the holders of our common stock.

Our founders, who also serve as our Co-Chairmen and Co-Chief Executive Officers, jointly control the Series I preferred stockholder when acting together. As a result, conflicts of interest may arise among the Series I preferred stockholder and its controlling persons, on the one hand, and us and the holders of our common stock, on the other hand.

The Series I preferred stockholder has the ability to appoint and remove members of our board of directors and has the right to approve certain corporate actions as specified in our certificate of incorporation (in addition to approval by our board of directors). See "—Certain actions by our board of directors require the approval of the Series I preferred stockholder, which is controlled by our Co-Chairmen and Co-Chief Executive Officers when acting together." If the holders of our common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.

Through its ability to elect our board of directors and its approval rights over certain corporate transactions, the Series I preferred stockholder may be deemed to control our business and affairs, including influence over the amount and timing of the KKR Group Partnership's investments and dispositions, indebtedness and cash expenditures (including those relating to compensation, issuances of additional partner interests, tax liabilities and amounts of reserves), each of which can affect the amount of cash that is available for distribution to holders of KKR Group Partnership Units.

In addition, conflicts may arise relating to the selection, structuring and disposition of investments and other transactions, declaring dividends and other distributions and other matters due to the fact that our senior principals indirectly hold KKR Group Partnership Units through KKR Holdings, which is a pass-through entity that is not subject to corporate income taxation.

Certain actions by our board of directors require the approval of the Series I preferred stockholder, which is controlled by our Co-Chairmen and Co-Chief Executive Officers when acting together.

Although the affirmative vote of a majority of our directors is required for any action to be taken by our board of directors, certain specified actions will also require the approval of the Series I preferred stockholder, which is controlled by our Co-Chairmen and Co-Chief Executive Officers when acting together. These actions consist of the following:

•the entry into a debt financing arrangement by us in an amount in excess of 10% of our then existing long-term indebtedness (other than the entry into certain intercompany debt financing arrangements);
•the issuance by us or our subsidiaries of any securities that would (i) represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 5% on a fully diluted, as converted, exchanged or exercised basis, of any class of our or their equity securities or (ii) have designations, preferences, rights, priorities or powers that are more favorable than those of our common stock;
•the adoption by us of a shareholder rights plan;
•the amendment of our certificate of incorporation, certain provisions of our bylaws relating to our board of directors and officers or the operating agreement of the KKR Group Partnership;
•the exchange or disposition of all or substantially all of our assets or the assets of the KKR Group Partnership;
•the merger, sale or other combination of our company or the KKR Group Partnership with or into any other person;
•the transfer, mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the assets of the KKR Group Partnership;
•the appointment or removal of our Chief Executive Officer or a Co-Chief Executive Officer;
•the termination of our employment of any of our officers or the officers of any of our subsidiaries or the termination of the association of a partner with any of our subsidiaries, in each case, without cause;
•the liquidation or dissolution of us or the KKR Group Partnership; and

•the withdrawal, removal or substitution of any person as the general partner of the KKR Group Partnership or the transfer of beneficial ownership of all or any part of a general partner interest in the KKR Group Partnership to any person other than a wholly-owned subsidiary.
The Series I preferred stockholder may transfer its interest in the sole share of Series I preferred stock which could materially alter our business.
The Series I preferred stockholder may transfer the sole outstanding share of our Series I preferred stock held by it to a third party upon receipt of approval to do so by our board of directors and satisfaction of certain other requirements, and without the consent of the holders of our common stock or Series II preferred stock. Further, the partners of the Series I preferred stockholder may sell or transfer all or part of their partnership interests in the Series I preferred stockholder at any time without KKR's approval. A new holder of our Series I preferred stock or new controlling partners of the Series I preferred stockholder may appoint directors to our board of directors who have a different philosophy and/or investment objectives from those of our current directors. A new holder of our Series I preferred stock, new controlling partners of the Series I preferred stockholder and/or the directors they appoint to our board of directors could also have a different philosophy for the management of our business, including the hiring and compensation of our investment professionals. If any of the foregoing were to occur, we could experience difficulty in forming new funds and other investment vehicles and in making new investments, and the value of our existing investments, our business, our results of operations and our financial condition could materially suffer.
We intend to pay periodic dividends to the holders of our common stock and preferred stock, but our ability to do so may be limited by our holding company structure and contractual restrictions.
    We intend to pay cash dividends on a quarterly basis. We are a holding company and have no material assets other than the KKR Group Partnership Units that we hold through a wholly-owned subsidiary and have no independent means of generating income. Accordingly, we intend to cause the KKR Group Partnership to make distributions on the KKR Group Partnership Units in order to provide us with sufficient amounts to fund dividends we may declare. If the KKR Group Partnership makes such distributions, other holders of KKR Group Partnership Units, including KKR Holdings, will be entitled to receive equivalent distributions pro rata based on their KKR Group Partnership Units.
    The declaration and payment of dividends to our stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. The declaration and payment of dividends is subject to legal, contractual and regulatory restrictions on the payment of dividends by us or our subsidiaries, including restrictions contained in our debt agreements, the terms of our certificate of incorporation, and such other factors as the board of directors considers relevant including, among others: our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements. Under Section 170 of the DGCL, our board of directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. However, dividends may not be declared out of net profits if our capital, computed in accordance with DGCL, shall have been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Furthermore, by paying cash dividends rather than investing that cash in our businesses, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
    Our preferred stock ranks senior to our common stock with respect to the payment of dividends. Unless dividends have been declared and paid or declared and set apart for payment on the Series A Preferred Stock and the Series B Preferred Stock for a quarterly dividend, during the remainder of that dividend period we may not declare or pay or set apart payment for dividends on any class of stock of KKR & Co. Inc. that are junior to the Series A Preferred Stock and the Series B Preferred Stock, including our common stock, and we may not repurchase any such junior stock. In addition, unless all accumulated and unpaid dividends on the Series C Mandatory Convertible Preferred Stock for all preceding dividend periods have been declared and paid or declared and set apart for payment, we may not declare or pay or set apart payment for dividends on any class of stock of KKR & Co. Inc. that are junior to the Series C Mandatory Convertible Preferred Stock, including our common stock, and we may not repurchase any such junior stock.
    Dividends on the Series A Preferred Stock and the Series B Preferred Stock are discretionary and non-cumulative, and dividends on the Series C Mandatory Convertible Preferred Stock are discretionary and cumulative. Holders of preferred stock will only receive dividends on their shares of preferred stock when, as and if declared by our board of directors. If dividends on the Series A Preferred Stock, Series B Preferred Stock or Series C Mandatory Convertible Preferred Stock have not been declared and paid for the equivalent of six or more quarterly dividend periods, whether or not consecutive, holders of such preferred stock, together as a class with holders of any other series of parity stock with like voting rights, will be entitled to vote for the election of two additional directors to our board of directors. When quarterly dividends have been declared and paid or declared and set apart for payment, in the case of the Series C Mandatory Convertible Preferred Stock, in full, or, in the case of the Series A Preferred Stock and the Series B Preferred Stock, for four consecutive quarters following such a nonpayment event, the right of the holders of preferred stock and such parity stock to elect these two additional directors will cease, the terms of office of these two directors will forthwith terminate and the number of directors constituting our board of directors will be reduced accordingly. Additional risks related to the Series A Preferred Stock, Series B Preferred Stock and Series C Mandatory Convertible Preferred Stock are contained in the prospectus supplement relating to the respective securities.
We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our common stock for KKR Group Partnership Units and related transactions, and the timing and value of these tax attributes differ from those of our restricted stock units.
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
We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings or to current and former principals who have exchanged KKR Holdings units for shares of common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax that we realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings we actually realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. These payment obligations are obligations of KKR & Co. Inc. and its wholly-owned subsidiary and not of the KKR Group Partnership. The tax receivable agreement does not apply to the restricted holdings units that are issued under our 2019 Equity Incentive Plan. These restricted holdings units are not related to KKR Holdings. While the tax receivable agreement does not apply to restricted holdings units issued under our 2019 Equity Incentive Plan (and therefore we will receive 100% of any tax benefits arising from the exchange of restricted holdings units for shares of our common stock), any tax benefits we realize from the exchange of KKR Holdings units or restricted holdings units would be deferred until the holders thereof elect to exchange such units for shares of our common stock. The timing of the tax benefit is different with respect to our restricted stock units issued under our Equity Incentive Plans, where we realize any tax benefit at the time of vesting, which is generally earlier than the time of exchange of KKR Holdings units or restricted holdings units. As a result, the actual increase in tax basis and the amount of tax savings in any given year will vary depending upon a number of factors, including the timing of exchanges, the number of units exchanged, the price of our common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our taxable income. We expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnership, the payments that we may be required to make to KKR Holdings or to our current or former principals under the tax receivable agreement will be substantial.
We recorded $204.0 million in our consolidated statements of financial condition as of December 31, 2020, representing the estimated aggregate future payment amount, on an undiscounted basis, under the tax receivable agreement as of such date for previously exchanged KKR Holdings units. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Other Liquidity Needs—Contractual Obligations, Commitments and Contingencies." As of December 31, 2020, 275.6 million KKR Holdings units (the "Remaining KKR Holdings Units") remained available for exchange into shares of our common stock. The present value of our aggregate cash tax savings is highly dependent on the assumed discount rate used for its calculation. Assuming (i) all of the Remaining KKR Holdings Units had been exchanged for shares of our common stock on December 31, 2020, (ii) all such exchanges were taxable to the exchanging unitholders, (iii) the market value of our common stock was $40.49 per share (which was the closing price on December 31, 2020), and (iv) our effective tax rate, for federal, state and local income tax combined, was 23.0%, we estimate that the present value of our aggregate cash tax savings over the next 15 years attributable to such hypothetical exchange of the Remaining KKR Holdings Units would have been approximately $1,250 million assuming a 7% per annum discount rate and approximately $822 million assuming a 15% per annum discount rate. Using the assumptions above, we estimate our payments under the tax receivable agreement to KKR Holdings and current and former principals attributable to such hypothetical exchange of the Remaining KKR Holdings Units would be 85% of the foregoing amounts, or $1,062 million using a 7% discount rate and $699 million using a 15% discount rate. The estimates above also assume that we would have taxable income sufficient to fully utilize the deductions arising from the increase in tax basis and any interest imputed with respect to our payment obligations under the tax receivable agreement, and that there would be no future changes to federal, state or local income tax rates. The assumptions and estimates described above are for illustrative purposes only. These estimates are not intended to be a projection of any future financial results, and the actual increases in tax basis and any payments under the tax receivable agreement resulting from any exchanges of KKR Holdings units that occur in the future are expected to vary materially from these estimates. Moreover, the method for calculating the estimated aggregate future payment amount recorded in our financial statements differs in material respects from the assumptions used to calculate the present value of our aggregate cash tax savings over the next 15 years attributable to the hypothetical exchange of all Remaining KKR Holdings Units. For example, no discount rate has been applied to the estimated aggregate future payment amount for previously exchanged KKR Holdings units.
We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise. In particular, our obligations under the tax receivable agreement would be effectively accelerated in the event of an early termination of the tax receivable agreement by us or in the event of certain mergers, asset sales and other forms of business combinations or other changes of control. In these situations, we would be required to pay an early termination payment based upon the net present value of all tax benefits that would be required to be paid by us to KKR Holdings and current and former principals who have exchanged KKR Holdings units. The method used to calculate the early termination payment is prescribed in the tax receivable agreement and the assumptions used for this purpose, including an applicable discount rate, which currently is LIBOR (as defined) plus 1% (LIBOR plus 1% was 1.14388% as of December 31, 2020), differ in material respects from the assumptions used to calculate the estimated present value of our aggregate cash tax savings for the hypothetical exchange of all Remaining KKR Holdings Units or the estimated payment amount for previously exchanged KKR Holdings units that is recorded in our financial statements. Accordingly, as of December 31, 2020, the amount of early termination payment would have been significantly larger than the present value of the estimated payments under the tax receivable agreement described above. At the time of the filing of this report, we have no intention to exercise the early termination right.
Payments under the tax receivable agreement will be based upon the tax reporting positions that we will determine. We are not aware of any issue that would cause the IRS to challenge a tax basis increase. However, neither KKR Holdings nor our current or former principals will reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase, or the tax benefits we claim arising from such increase, is successfully challenged by the IRS. As a result, in certain circumstances, payments to KKR Holdings or our current or former principals under the tax receivable agreement could be in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.
If we were deemed to be an "investment company" subject to regulation under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
    A person will generally be deemed to be an "investment company" for purposes of the Investment Company Act if:
•it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
    We regard ourselves as an investment management firm. We are engaged primarily in the business of providing investment management services and, through Global Atlantic, the insurance business, and not in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are an "orthodox" investment company as defined in Section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above.
    With regard to the provision described in the second bullet point above, we have no material assets other than our equity interests in our sole subsidiary, which in turn has no material assets other than general partner interests in the KKR Group Partnership. Through these interests, we indirectly are vested with all management and control over the KKR Group Partnership. We do not believe our equity interests in our subsidiary are investment securities, and we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities. Accordingly, based on our determination, less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. However, our subsidiaries have a significant number of investment securities, and we expect to make investments in other investment securities from time to time. We monitor these holdings regularly to confirm our continued compliance with the 40% test described in the second bullet point above. The need to comply with this 40% test may cause us to restrict our business and subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, sell investment securities, including on unfavorable terms, acquire assets or businesses that could change the nature of our business or potentially take other actions that may be viewed as adverse by the holders of our common stock, in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act.
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
With respect to our subsidiary Global Atlantic, we believe it is not and does not propose to be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not believe that Global Atlantic has held itself out as such. Global Atlantic is primarily engaged through its wholly-owned insurance company subsidiaries in the business of writing insurance, and on an unconsolidated basis Global Atlantic expects that in excess of 65% of Global Atlantic's gross income will be derived from its wholly-owned insurance company subsidiaries. Global Atlantic's holding companies do not own or propose to own investment securities in excess of the 40% test. Global Atlantic's insurance company subsidiaries intend to operate so that in excess of 65% of their business is derived from insurance business, meaning such entities are exempt from designation as an investment company under Section 3(c)(6) of the Investment Company Act. If Global Atlantic were deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on capital structure and ability to transact with affiliates, will likely make it impractical for Global Atlantic to continue its business operations as currently conducted. Global Atlantic may need to take significant actions to avoid registration as an investment company.
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

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by, for example:
•permitting our board of directors to issue one or more series of preferred stock;
•requiring advance notice for stockholder proposals and nominations if they are ever permitted by applicable law; and
•placing limitations on convening stockholder meetings.
These provisions may also discourage acquisition proposals or delay or prevent a change in control. See "Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934," which is filed as an exhibit to this report.

Risks Related to Global Atlantic

Our insurance business is operated by Global Atlantic, which we acquired on February 1, 2021. Beginning with the first quarter of 2021, Global Atlantic's financial results will be consolidated in KKR's financial statements as a separate reportable segment. Accordingly, the following risk factors may impact our consolidated financial results and materially adversely affect our business, results of operations and financial condition.

Business Risks Related to Global Atlantic

The Global Atlantic acquisition may not achieve its intended benefits, and certain difficulties, costs or expenses may outweigh such intended benefits.
We may be unable to realize the anticipated benefits of the Global Atlantic acquisition in the timeframe that we expect or at all. Achieving the anticipated benefits, including the acquisition's impact on KKR’s AUM, FPAUM, book value, fee related earnings and after-tax distributable earnings, is subject to a number of uncertainties, including whether the Global Atlantic business will continue to operate and grow in the manner we anticipate.
While Global Atlantic is expected to continue to operate as a separate business, the acquisition may result in material difficulties, costs, and expenses, including:
•incremental operating costs arising from the integration of certain standards, controls, procedures and policies, including Global Atlantic's obligations to provide financial reporting as a subsidiary of a public company;
•unknown potential liabilities of Global Atlantic, including those for which we may become responsible or take responsibility;
•potential liabilities arising from claims by roll-over investors or co-investors of Global Atlantic, who own approximately 40% of Global Atlantic;
•the potential loss of key employees at Global Atlantic and the costs associated with our efforts to retain or replace them;
•disruptions or perceived disruptions resulting from the acquisition that may affect Global Atlantic's relationships with its policyholders and counterparties;

•provisions in Global Atlantic's contracts with third parties that may permit a termination upon a change of control or purport to apply to its affiliates, including KKR; and
•the significant attention required from our senior management, some of whom will join the Global Atlantic board of directors and are expected to provide oversight of the Global Atlantic business.
Importantly, a significant portion of the benefit of the acquisition is anticipated to come from KKR’s role as investment adviser for Global Atlantic’s insurance subsidiaries. KKR has not previously managed the entirety of the investment assets of an insurance company or assets of insurance companies at this scale, and we may not achieve our respective objectives. In addition, our investment management will require the assistance of Global Atlantic employees, with whom we have not historically worked.
Many of the foregoing factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could adversely affect our and Global Atlantic's business, financial condition and results of operations. In addition, other events outside of our control, including, but not limited to, political climate, the severity and duration of the COVID-19 pandemic, and regulatory or legislative changes, could also adversely affect our ability to realize the anticipated benefits from the acquisition. As a result of these risks, we may fail to realize some or all of the anticipated benefits of the acquisition or in an amount sufficient to offset the potential difficulties, costs and expenses arising from the acquisition. Accordingly, stockholders and potential investors should not place undue reliance on our expectation of the anticipated benefits from the acquisition.
In addition, while we expect Global Atlantic to continue to operate as a separate business with its existing brands and management team following the acquisition, acquiring Global Atlantic adds significantly to the scale and scope of KKR's overall business and operations. Although KKR has owned insurance companies as investments in its funds in the past, KKR has never owned an insurance company as a majority-owned subsidiary. Acquiring Global Atlantic changes the risks to which we are subject and may give rise to new and unexpected operational risks that could offset some of the benefits we expected from the acquisition.
Inclusion of Global Atlantic's business as a consolidated subsidiary of KKR will result in certain incremental risks to KKR, which risks are expected to be material and could have a material adverse effect on our future results of operations and financial condition. The addition of Global Atlantic’s business may also exacerbate existing risks to KKR's business.
Following the acquisition, Global Atlantic operates its business as a consolidated subsidiary of KKR. KKR has not historically engaged in a business similar to Global Atlantic and Global Atlantic's business and structure pose incremental risks to KKR, many of which may be material. These risks include, but are not limited to:
•business operational risks, including macroeconomic changes, interest rate and credit spread fluctuations and the impact of such changes on interest-sensitive products, the competitive nature of the insurance and reinsurance industry, use of derivative instruments within its risk management strategy, the illiquidity of certain investment assets and the potential difficulty of selling and/or realizing full value on such assets if necessary, the performance of third-party service providers, the use of distribution partners rather than captive or proprietary distribution or direct sales, differences between policyholder behavior estimates, reserve assumptions and actual claims experience, volatility in net income under GAAP due to Global Atlantic's funds withheld coinsurance transactions and expected increased volatility in its GAAP financial statements due to the implementation of long-duration targeted improvements in 2022;
•risks related to Global Atlantic's growth strategy, which includes reinsurance of insurance obligations written by unaffiliated insurance companies, the ability to identify attractive insurance markets, reinsurance opportunities, or investments with returns as favorable as those obtained historically, and ability to effectively manage its growth;
•regulatory risks relating to the insurance and reinsurance industries, including capital regulations, laws or regulations which impose meaningful limitations on its business, fiduciary or best interest standards in connection with the sale of Global Atlantic's products, regulations relating to reserves and obligations to pay assessments through guaranty associations, changes in statutory accounting principles, heightened privacy regulations, and uncertainty regarding future changes in regulations;
•litigation and regulatory risks, including risks related to Global Atlantic's recently completed systems conversion of certain in-force life insurance policies that has caused disruptions in servicing such policies and resulted in policyholder complaints, class action lawsuits, regulatory fines and ongoing regulatory matters and scrutiny;
•tax risks, including those associated with The Global Atlantic Financial Group LLC's status as a non-U.S. taxpayer and challenges to such status and tax risks associated with Global Atlantic's corporate structure, including risks to retaining its non-U.S. taxpayer companies' exemption from corporate taxation in Bermuda;

•risks related to guarantees within certain of Global Atlantic's insurance products;
•any gaps in Global Atlantic's risk management policies and procedures, which may leave it exposed to unidentified or unanticipated risk;
•risks associated with the business Global Atlantic reinsures and business it cedes to reinsurers;
•risks associated with not owning 100% of the economic interests of a subsidiary while owning 100% of its voting interests.
Each of these risks could have material adverse effect on our results of operations and financial condition.
In addition, the Global Atlantic acquisition may heighten the potential adverse effects on our business, operating results, cash flows or financial condition described in other risk factors contained in this report, including, but not limited to:
•risks related to the COVID-19 pandemic and its impact on our business, as well as to other natural and man-made disasters and catastrophes;
•risks related to changes in general, economic, market and political conditions;
•risks related to adverse capital and credit market conditions;
•risks related to collection and retention of confidential information and compliance with related regulations; and
•regulatory risks across numerous jurisdictions.
Beginning with the first quarter of 2021, we intend to present Global Atlantic's financial results as a separate reportable segment. Accordingly, the risks applicable to Global Atlantic will impact our consolidated financial results our business, results of operations and financial condition.
Interest rate fluctuations and sustained periods of low or high interest rates could adversely affect Global Atlantic’s business, financial condition, liquidity, results of operations, cash flows and prospects.
Interest rate risk is a significant market risk for Global Atlantic, as fluctuations in market interest rates can expose Global Atlantic to the risk of reduced income in respect of its investment portfolio, increases in the cost of acquiring or maintaining its insurance liabilities, increases in the cost of hedging, or other fluctuations in Global Atlantic's financial, capital and operating profile which materially and adversely affect the business. Global Atlantic defines interest rate risk as the risk of a loss due to changes in interest rates. This risk arises from Global Atlantic's holdings in interest rate-sensitive assets and liabilities, which includes annuity products and long-duration life insurance policies, derivative contracts with payments linked to the level of interest rates or with market values which fluctuate based on the level of interest rates, and the fixed income assets Global Atlantic owns in its investment portfolio. Interest rate risk also includes adverse changes in customer behavior that may occur as a result of changes in interest rates. Both rising and declining interest rates can negatively affect Global Atlantic's business.
Higher interest rates may result in increased surrenders on interest-sensitive products, such as annuity contracts and certain life insurance policies, which may adversely affect Global Atlantic's earnings related to those products. This risk is present across most of Global Atlantic's insurance products, which can typically be surrendered for the cash value, less any applicable surrender charge, at any time. Higher policyholder surrenders may occur in response to rising interest rates as higher crediting rate investments might become available to policyholders in a higher rate environment. This increase in surrender outflows may create cash flow mismatches between cash received from Global Atlantic's investments versus cash needed to make policyholder liability payments. This mismatch could result in losses if assets must be liquidated at a loss to meet the increased policyholder obligations. An increase in surrenders or withdrawals also may cause Global Atlantic to accelerate the amortization of deferred acquisition costs ("DAC") and value of business acquired ("VOBA"), resulting in a decline in net income. Additionally, an increase in market interest rates could also have a material adverse effect on the value of Global Atlantic's investment portfolio by, for example, decreasing the fair values of the fixed income securities and other interest rate-sensitive securities within Global Atlantic's investment portfolio at a time when we may be forced to liquidate investments.
During periods of falling interest rates, Global Atlantic may face cash flow mismatches between interest earned on its investment portfolio and policyholder liabilities that may be crediting higher rates. Global Atlantic has the discretion, subject to contractual limitations and minimums, to reset the crediting rates on the majority of its general account products. However, Global Atlantic's ability to lower crediting rates is subject to several constraints. For instance, minimum crediting rates are filed with and approved by state regulators, and certain products contain interest rate guarantee periods and other characteristics that restrict this ability, among other restrictions. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit Global Atlantic's ability to adjust or maintain crediting rates at levels necessary to avoid decreases in earnings under certain conditions. Continued low interest rates could challenge product development and product attractiveness, and may also result in Global Atlantic earning lower margins on new business volumes than Global Atlantic has historically earned. Lower interest rates may reduce the demand for Global Atlantic's insurance products, leading to lower sales. In addition, lower interest rates may make the reinsurance solutions Global Atlantic is able to offer more expensive to potential clients, decreasing their interest in executing reinsurance transactions with Global Atlantic. In a period of declining interest rates, Global Atlantic's investment earnings may decline because new investments will likely bear lower interest rates, and Global Atlantic may not be able to fully offset the decline in investment earnings with lower liability costs on the products these investments support. In addition, the yield on Global Atlantic's floating rate assets will decline as interest rates decline, reducing Global Atlantic's investment income. During periods of declining interest rates, life insurance and annuity products also may be relatively more attractive to consumers due to minimum guarantees, resulting in a higher percentage of contracts remaining in force than originally estimated, causing greater claims costs and asset/liability cash flow mismatches. Conversely, management actions to reduce rates on inforce contracts in response to declining interest rates may result in greater surrenders than originally estimated, which may adversely affect Global Atlantic's earnings related to those products. While Global Atlantic seeks to cash-flow match its assets to its policy liabilities, the COVID-19 pandemic has created greater volatility and uncertainty making such matching more difficult. To the extent that Global Atlantic does not or is unsuccessful in cash-flow matching, Global Atlantic will face the risk of having to reinvest in lower-yielding assets, reducing investment income. Moreover, certain of Global Atlantic's life insurance policies have a longer duration than available investment assets, and, in a declining rate environment, as assets backing these policies mature, the proceeds may have to be reinvested in lower-yielding assets, reducing investment income.
The difference between shorter-term and longer-term rates (also known as the yield curve) may also impact Global Atlantic's business. Global Atlantic's investments are typically in longer-duration assets. Accordingly, the crediting rates offered on Global Atlantic's products typically appear more appealing when the yield curve is steeper, and Global Atlantic is better able to differentiate its products from shorter-term alternatives.
Global Atlantic's use of derivative financial instruments within its risk management strategy may not be effective or sufficient.
As part of Global Atlantic's risk management strategy, it employs derivative instruments to hedge certain market risks, including interest rate risk and equity price risk. Global Atlantic offers a variety of products that are exposed to market risks, such as fixed-indexed annuities, indexed universal life and variable annuities, in particular, products with guaranteed benefits. Global Atlantic's risk management hedge program seeks to mitigate economic impacts relating to its insurance products primarily from interest rate and equity price movements, while taking into consideration accounting and capital impacts by purchasing derivative financial instruments. Hedging to mitigate economic impacts may result in additional volatility in Global Atlantic's GAAP results or in adverse impacts on the level of statutory capital and the risk-based capital ("RBC") ratios of its insurance subsidiaries.
Hedging using derivative financial instruments may not effectively offset changes in the carrying value of insurance reserves due to, among other things, the time lag between changes in the value of such reserves and the changes in the value of the derivative financial instruments purchased by Global Atlantic, extreme changes in credit and/or equity market and/or interest rate levels or volatility, policyholder behavior that differs from expectations, and divergence between the performance of the underlying funds of such variable annuity products with guaranteed benefit features and the indexes utilized by Global Atlantic in estimating exposure to such guarantees.
Global Atlantic may also choose not to hedge, in whole or in part, risks it has identified, due to, for example, the availability and/or cost of a suitable derivative financial instrument or Global Atlantic's view of credit, equity and/or interest rate market levels or volatility. Additionally, the estimates and assumptions made in connection with Global Atlantic's use of any derivative financial instrument may fail to reflect or correspond to actual long-term exposure in respect of identified risks. In addition, Global Atlantic may fail to identify risks, or the magnitude thereof, to which it is exposed. Global Atlantic is also exposed to the risk that its use of derivative financial instruments within its risk management strategy may not be properly designed or may not be properly implemented as designed.
Global Atlantic is also subject to the risk that its derivative counterparties or clearinghouse may fail or refuse to meet their obligations to Global Atlantic under derivative financial instruments. If Global Atlantic's derivative counterparties or clearinghouse fail, refuse to meet their obligations in this regard or there is insufficient collateral to cover potential obligations, Global Atlantic's efforts to mitigate risks to which it is subject may prove to be ineffective or inefficient.

Global Atlantic operates in a highly competitive industry that includes a number of companies, many of which are larger and more well-known, which could limit Global Atlantic's ability to increase or maintain market share and/or margins.
Global Atlantic operates in highly competitive markets and competes with large and small industry participants. Global Atlantic faces intense competition, based upon price, terms and conditions, relationships with distribution partners and other clients, quality of service, capital and perceived financial strength (including independent rating agencies' ratings), technology, innovation, ease of use, capacity, product breadth, reputation and experience, brand recognition and claims processing.
Global Atlantic's competitors include other insurers, reinsurers and other financial institutions that offer investment products. Many of Global Atlantic's competitors are large and well-established, and some have greater market share or breadth of distribution, assume a greater level of risk while maintaining financial strength ratings, or have higher financial strength, claims-paying or credit ratings than Global Atlantic does or benefit, by offering various lines of insurance, from diversification of risks and possible positive impacts on capital requirements. Global Atlantic's competitors may also have lower operating costs than Global Atlantic, which may allow them to price insurance products, reinsurance solutions or acquisitions more competitively. Furthermore, Global Atlantic may face greater operational complexity when compared to competitors who offer a more limited range of products due to the breadth of Global Atlantic's product offering.
Competition in the industry could result in increased pressure on the pricing of certain of Global Atlantic's products and services, and could harm Global Atlantic's ability to maintain or increase profitable growth. For example, fixed annuity sales are materially impacted by the crediting rate offered on Global Atlantic's fixed annuities compared to that offered by its competitors. There can be no guarantee that Global Atlantic will be able or choose to set crediting rates at competitive levels, which may impact sales. Moreover, sales to fiduciaries may be materially impacted by Global Atlantic's ability and willingness to offer one of the most competitive crediting rates.
Global Atlantic believes that there is also increased competition with respect to service quality and ease of use of new business paperwork and processing and ongoing policy administration services. Poor service quality, including by Global Atlantic's third-party administrators, may impact its reputation and relationships and consequently Global Atlantic's sales, persistency and renewals. Global Atlantic is working to address this competition by expanding its digital capabilities. Global Atlantic's transition to digital, such as providing electronic statements or using online application processes, may be disruptive to Global Atlantic's operations. If such disruption negatively impacts policyholder experience or the receipt of accurate data, it could have a material adverse effect on Global Atlantic's reputation, business, results of operations and financial condition.
In addition, Global Atlantic is aware that non-traditional firms have been entering the institutional channel, and traditional reinsurers have been expanding their areas of expertise, both of which could have a significant effect on competition in Global Atlantic's industry, as future opportunities in the reinsurance market may be more competitive due to the number of new entrants and their capital resources.
Because of the highly competitive nature of the insurance industry, there can be no assurance that Global Atlantic will maintain or grow its market share, continue to identify attractive opportunities in either the individual or institutional markets, or that competitive pressure will not have a material adverse effect on Global Atlantic's business, results of operations and financial condition.
Global Atlantic depends on the performance of its third-party service providers, including distribution partners and agents, and their failure to perform in a satisfactory manner could negatively affect Global Atlantic's business.
A number of elements of Global Atlantic's operations are managed on an outsourced basis. These arrangements create performance risks for Global Atlantic's business and, to a lesser extent, create the risk that Global Atlantic's operating expenses will increase. Failure in or poor performance by Global Atlantic's third-party service providers, including, for example, if the third party fails to meet contractual requirements, fails to comply with applicable laws and regulations, suffers a cyber-attack or other security breach, fails to provide Global Atlantic or its policyholders with timely and accurate information or fails to maintain adequate internal controls, could have a material adverse effect on Global Atlantic's business, results of operations and financial condition. If Global Atlantic elects to replace any of these third-party service providers due to such failures or poor performance, Global Atlantic may incur costs in connection with finding, retaining and operationalizing suitable replacement providers. In addition, the time and attention of senior management may be diverted away from ongoing business operations. Global Atlantic has settled policyholder and agent class action litigation matters and a number of regulatory matters stemming from service disruptions caused by its third-party administrator for life insurance policies Alliance-One Service, Inc. ("Alliance-One"). Global Atlantic and Alliance-One have agreed to amend Global Atlantic's administration contract with Alliance-One to mitigate the risk of other disruptions in the future, but there can be no guarantee these mitigation efforts will be successful. See "Legal Proceedings." Global Atlantic may continue to experience reputational impacts and heightened regulatory scrutiny as a result of these matters.

With respect to third-party service providers who perform policy administration and compliance services for Global Atlantic's registered investment adviser and broker-dealer subsidiaries, failures in, or poor performance by, these third-party administrators could result in an increase in customer complaints and regulatory intervention. Poor performance by third-party administrators may also have a negative impact on Global Atlantic’s wholesaler, agent and distribution partner relationships. If any of these third-party administrators or their employees are found to have made material misrepresentations to Global Atlantic's policyholders, violated applicable insurance, privacy or other laws and regulations or otherwise engaged in misconduct, Global Atlantic could be held liable for their actions, which could adversely affect Global Atlantic's reputation and business prospects, may lead to regulatory sanctions or litigation and could result in financial harm. The precautions Global Atlantic takes to prevent and detect this activity may not be effective in all cases. Although Global Atlantic employs controls and procedures designed to monitor agents and vendors and to prevent the taking of excessive or inappropriate risks, agents and employees of Global Atlantic's vendors may take such risks regardless of such controls and procedures.
Because Global Atlantic's products are distributed through unaffiliated distribution partners, Global Atlantic does not have direct supervision or control over the manner in which its products are distributed, resulting in compliance and operational risks. Global Atlantic relies on these intermediaries to describe and explain its products to potential policyholders. If such intermediaries are deemed to have acted on Global Atlantic's behalf, the intentional or unintentional misrepresentation of Global Atlantic's products and services in advertising materials or other external communications, or inappropriate activities by Global Atlantic's personnel or an intermediary could result in liability for Global Atlantic and have an adverse effect on its reputation and business prospects, as well as lead to potential regulatory actions or litigation. For example, FINRA and state insurance regulators scrutinize the suitability of annuity sales to policyholders and have in the past initiated industry litigation in situations where annuity sales have allegedly been unsuitable for the financial needs of seniors. If Global Atlantic's products are distributed by third parties in an inappropriate manner or to policyholders for whom such products are not suitable, Global Atlantic may suffer material adverse reputational and financial harm. For example, Global Atlantic and the broader life insurance industry have from time to time experienced, and may experience in the future, agents engaging in unlawful practices in the sale of life insurance policies, resulting in lower than anticipated profitability on such policies.
In addition, if any of Global Atlantic's service providers fails to provide Global Atlantic with timely and accurate data, the accuracy of Global Atlantic's financial reporting may be impacted. Global Atlantic also includes in its financial statements financial data received from third parties relating to certain investments accounted for under the equity method. Global Atlantic also relies on other providers for valuations related to its investment portfolio. Should any service provider fail to accurately record information pertaining to Global Atlantic’s investment portfolio, Global Atlantic may inadvertently include inaccurate information in its financial statements.
In many of Global Atlantic's reinsurance agreements, Global Atlantic relies on the ceding companies to whom it provides reinsurance, or the third-party administrators with whom they contract, to provide policy administration and policyholder services and to provide timely and accurate financial and operating information. Global Atlantic may experience inaccuracies in its earnings as a result of erroneous or untimely reporting from its reinsurance company clients or the third-party administrators with whom they contract. Global Atlantic cannot provide any assurances that erroneous information received from third parties will be identified and resolved such that the information is included without error, which may impact Global Atlantic's business and servicing quality.
Guarantees within certain of Global Atlantic's products may decrease Global Atlantic's earnings, increase the volatility of Global Atlantic's results, result in higher risk costs for Global Atlantic and expose Global Atlantic to increased counterparty risk.
Certain of Global Atlantic's retirement and life products include guaranteed minimum death benefits, guaranteed minimum income benefits or no-lapse guarantees. These guarantees are designed to protect policyholders against significant downturns in securities markets and interest rates, or to provide certain minimum levels of coverage. Changes in markets may result in the requirement to hold additional reserves with respect to these policies, which may negatively impact Global Atlantic's liquidity or require it to raise additional capital. Periods of significant and sustained downturns in securities markets, increased equity volatility, reduced interest rates, or deviations in expected policyholder behavior could result in an increase in the valuation of Global Atlantic's liabilities associated with those products. Global Atlantic conducts a review of the assumptions used to value its liabilities in the third quarter of each year. An increase in these liabilities would result in a decrease in Global Atlantic's net income. For example, Global Atlantic has reinsured and previously issued universal life policies, for which Global Atlantic provides a secondary, no-lapse guarantee to the policyholder. Global Atlantic holds an additional reserve in connection with these guarantees, which is calculated over a range of economic scenarios to incorporate the variability in the obligation that may occur under different environments. Market movements or changes in the demographics of Global Atlantic's no-lapse guarantee policyholders may cause quarterly volatility, which may be significant, in Global Atlantic's calculation of these reserves.
In addition, declining equity market prices, increasing equity market volatility and declining interest rates can result in an increase in the cost of providing variable annuity policy benefits and can increase required reserves, reducing Global Atlantic's profitability. Declining market values for fixed income investments and equities also reduce the account balances of Global Atlantic's variable annuity contracts, which can have the effect of reducing Global Atlantic's profitability because it collects fees and risk charges based on these account balances. Lower variable annuity account balances also impact the profitability of variable annuity contracts that include a guaranteed minimum withdrawal feature that entitles the contract owner to withdraw a contractually determined amount each year that is a percentage of his or her benefit base or total guaranteed amount.
Global Atlantic uses risk management strategies, including hedging, to manage the economic exposure to interest rates and equity markets, with consideration of accounting and capital impacts. These strategies involve the use of reinsurance and derivatives, which may not be completely effective. For example, in the event that reinsurers or derivative counterparties are unable or unwilling to pay, Global Atlantic remains liable for the guaranteed benefits. In addition, hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to Global Atlantic's obligations. Increased market volatility or implied volatility, declining equity market prices and other changes in capital markets may also subject Global Atlantic to increased hedging costs. Furthermore, Global Atlantic is subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, produce economic losses not addressed by the risk management techniques employed. These, individually or collectively, could have a material adverse effect on Global Atlantic's business, financial condition and results of operations.
Global Atlantic may experience volatility in its net income under GAAP due to accounting standards for derivatives.
Pursuant to current accounting guidance (Financial Accounting Standards Board ("FASB") Accounting Standard Codification Topic 815, Derivatives and Hedging), Global Atlantic's derivative instruments, including certain derivative instruments embedded in other contracts (such as policyholder or reinsurance contracts), are generally recognized on the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This affects certain revenues and expenses Global Atlantic reports for its business as described below. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in Global Atlantic's financial statements.
In particular, Global Atlantic must mark to market the options and other derivative instruments purchased or sold to hedge Global Atlantic's business based upon quoted market prices from counterparties, which incorporate many market factors. Global Atlantic records the change in fair value of these instruments as a component of Global Atlantic's revenues. The change in fair value of derivatives includes the gains or losses recognized at expiration of any instrument or upon its early termination and changes in fair value for open positions.
Global Atlantic's fixed-indexed annuity, variable annuity and indexed universal life products contain equity-indexed features, which are accounted for as embedded derivatives and are required to be measured at fair value. Global Atlantic calculates the embedded derivative as the present value of future projected benefits in excess of the projected guaranteed benefits. In addition, the fair value of the embedded derivative is reduced to reflect the risk of non-performance on Global Atlantic's obligation, referred to as Global Atlantic's own credit risk. The fair value of this embedded derivative component includes assumptions about future interest rates and interest rate structures, future costs for options used to hedge the contract obligations, projected withdrawal and surrender activity, and the level and limits on contract participation in any future increases in market indexes such as the S&P 500 Index. The fair value of the embedded derivative component of variable annuities with guaranteed minimum withdrawal benefits includes assumptions about contract values, performance of market indexes such as the S&P 500 Index, expectations of benefit utilization and timing of election, and expected survivorship. Changes in interest rates, future index credits, Global Atlantic's own credit risk, projected withdrawal and surrender activity, and mortality on fixed-indexed annuity and indexed universal life contracts can have a significant impact on the value of the embedded derivative. For example, to the extent that the market indexes such as the S&P 500 Index experiences high returns over a given time period, Global Atlantic would be required to increase reserves for its liabilities linked to that index. Accordingly, the application of this accounting guidance may cause substantial volatility in Global Atlantic's reported net income.
We may be required to accelerate the amortization of deferred revenues and expenses, including DAC and VOBA.
Global Atlantic incurs significant costs in connection with acquiring new and renewal insurance business. DAC consists of commissions and other costs that are directly related to (1) the successful acquisition of new or renewal insurance contracts and (2) the acquisition of blocks of business via reinsurance transactions. Deferrable sales inducements ("DSI") are generated by annuities that offer enhanced crediting rates or bonus payments to policyholders. VOBA represents the difference between the carrying value of the purchased in-force insurance contract liabilities at the time of the business combination and the estimated fair value of insurance and reinsurance contracts. Global Atlantic establishes an unearned revenue reserve ("URR") liability for revenues from certain universal life insurance products that are deferred to future periods and an unearned front-end load ("UFEL") for gross premium in excess of the benefit reserve plus additional insurance liability for certain preneed contracts. For payout annuities and as a result of a modification of two reinsurance agreements from funds withheld to coinsurance, a deferred revenue liability ("DRL") that represents the gross premium less the net premium and the liability offset to the deferred gain arising from the amendment, respectively, is established. Each of DAC, VOBA, URR, UFEL and DRL requires significant estimates to establish and amortize. In conjunction with the Global Atlantic acquisition, purchase accounting required Global Atlantic to write-down intangibles including DAC and VOBA, and then reestablish the new VOBA at the fair value for Global Atlantic. These purchase accounting adjustments will impact Global Atlantic’s emergence of earnings in the future.
Global Atlantic periodically revises the key assumptions used in the calculation of the amortization of DAC, VOBA, URR, UFEL and DSI as part of the assumption review process. If estimates of future gross profits or margins are revised down, then the amortization of deferred revenues and expenses will be accelerated in the period of the change and will result in a charge to income, which could have a material adverse effect on Global Atlantic's profitability.
Differences between Global Atlantic's policyholder behavior estimates, reserve assumptions and actual claims experience, in particular with respect to the timing and magnitude of claims and surrenders, may adversely affect Global Atlantic's results of operations or financial condition.
Global Atlantic holds reserves to pay future policy benefits and claims. Global Atlantic's reserves are estimated based on data and models that include many assumptions and projections, which are inherently uncertain and involve significant judgment, including assumptions as to the levels and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity and other market returns), mortality, morbidity, longevity and persistency.
While Global Atlantic periodically reviews the adequacy of its reserves and the assumptions underlying those reserves. Global Atlantic cannot determine with precision the amounts that Global Atlantic will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting policy liabilities, together with future premiums, will grow to the level assumed prior to the payment of benefits or claims. For Global Atlantic's directly issued fixed-rate annuities reserves are equal to policyholder account balances before applicable surrender charges, and lapse, surrender rates and persistency assumptions are important assumptions used in calculating these reserves and drivers of profitability with respect to these products. Advances in technology, including predictive medical technology that enables consumers to select products better matched to their individual longevity or mortality risk profile and other medical breakthroughs that extend lives, could cause Global Atlantic's future experience to deviate significantly from actuarial assumptions, which could adversely impact the level of reserves and profitability. The resulting acceleration of expense amortization, reduced spread or increased payments could have a material adverse effect on Global Atlantic's business, financial condition and results of operations.
If actual experience differs significantly from assumptions or estimates, certain balances included in Global Atlantic's balance sheet, may not be adequate, particularly DAC, VOBA, policy reserves and other actuarial balances. If Global Atlantic concludes that its reserves, together with future premiums, are insufficient to cover future policy benefits and claims, Global Atlantic would be required to increase Global Atlantic's reserves and incur income statement charges for the period in which it makes the determination, which could have a material adverse effect on Global Atlantic's business, financial condition and results of operations. The increase in the statutory reserves of Global Atlantic's operating subsidiaries may negatively affect liquidity and capitalization.
Estimates used in the preparation of financial statements and models for insurance products may differ materially from actual experience.
GAAP requires the application of accounting guidance and policies that often involve a significant degree of judgment when accounting for insurance products. These estimates include, but are not limited to, premium persistency, future policy benefits and related expenses, valuation of embedded derivatives, valuation and impairment of investments and amortization of deferred revenues and expenses. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates are based on judgment, current facts and circumstances and, when applicable, internally developed models. Therefore, actual results could differ from these estimates, possibly in the near term. Inaccuracies could result in, among other things, an increase in policyholder benefit reserves or acceleration of the amortization of deferred revenues and expenses, such as DAC and VOBA, which would result in a charge to earnings, a restatement of Global Atlantic's historical financial statements or other material adjustments. Additionally, the potential for unforeseen developments, including changes in laws, regulations or accounting standards, may result in losses and loss expenses materially different from the reserves initially established.
In addition, Global Atlantic employs models to price products, calculate reserves and value assets, as well as evaluate risk and determine capital requirements, among other uses. These models rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate properly. As Global Atlantic's businesses continue to expand and evolve, the number and complexity of models it employs has grown, increasing exposure to error in the design, implementation or use of models, including the associated data input, controls and assumptions, and the controls in place to mitigate their risk may not be effective in all cases.

Global Atlantic's growth strategy includes reinsurance of insurance obligations written by unaffiliated insurance companies, and its ability to consummate these transactions on acceptable terms is uncertain. Even if Global Atlantic executes transactions on acceptable terms, the ability to realize the anticipated financial benefits from reinsurance transactions is uncertain.
Global Atlantic has grown its business through block reinsurance transactions, and Global Atlantic intends to grow its business through block reinsurance and adjacent markets in flow reinsurance, pension risk transfer and funding agreements. Global Atlantic routinely reviews potential block reinsurance transactions, some of which may be material. To the extent Global Atlantic is unable to consummate suitable reinsurance transaction opportunities on acceptable terms, its future growth may be negatively impacted. Even if Global Atlantic does find suitable opportunities on commercially acceptable terms, Global Atlantic may not be able to consummate these transactions because of the regulatory approvals required or other considerations. There is no assurance Global Atlantic will be successful in adjacent institutional markets.
Global Atlantic has experienced increased competition in the block reinsurance market, including from new entrants focused on reinsuring retirement blocks of business. In addition, competition in the reinsurance market, in particular with respect to transaction pricing, is making it more difficult to identify transactions with terms that are commercially acceptable based on Global Atlantic's objectives and analyses. Moreover, the NAIC is considering insurance business transfer laws that permit insurers to transfer blocks of business to other insurers by operation of law. Such transfers could become a viable alternative structure to block reinsurance transactions and consequently may materially and adversely impact Global Atlantic's ability to identify and enter into new block reinsurance transactions.
If Global Atlantic reinsures a block of business, there can be no assurance that the transaction will achieve the results expected at the time of the block's acquisition. Factors that can cause Global Atlantic's actual experience to vary from its estimates include, but are not limited to, macroeconomic, asset performance, business growth, demographic, policyholder behavior, regulatory and political conditions. In addition, Global Atlantic faces risks associated with managing reinsured blocks, such as maintaining adequate personnel and operational systems to manage such blocks. If, in connection with a reinsurance transaction, Global Atlantic converts a reinsured block of business to a new system, there could be disruption of servicing for policyholders. As a result of any such disruption, Global Atlantic may experience customer complaints, regulatory intervention, or other adverse impacts. As a result of the foregoing, Global Atlantic may realize materially less than the anticipated financial benefits from reinsurance transactions, or Global Atlantic's reinsurance transactions may be unprofitable or result in losses.
With respect to additional future block reinsurance transactions, there can be no assurance that opportunities will persist, and even if opportunities do persist, there can be no assurance that Global Atlantic will have sufficient capital available, or to the extent it does have sufficient capital, that such capital will be available in the necessary entities, to continue growing this part of Global Atlantic's business. In order to enter into reinsurance arrangements through Global Atlantic's Bermuda insurance subsidiaries, Global Atlantic needs sufficient capital to be held by such subsidiaries. Global Atlantic's ability to move capital to its Bermuda insurance subsidiaries without adverse consequence may be limited by regulatory restrictions on dividends from Global Atlantic's U.S. insurance subsidiaries, restrictions on intercompany transactions more generally, tax consequences or other considerations.
In April 2020, Global Atlantic sponsored Ivy Co-Invest Vehicle LLC ("Ivy"), a co-investment vehicle with access to approximately $1.0 billion in capital that Ivy is committed to using by providing funds withheld quota share reinsurance to Global Atlantic on certain block reinsurance, and pension risk transfer transactions that Global Atlantic enters into during the five-year investment period. Global Atlantic will price and bid for transactions assuming Ivy will meet its participation obligations for such transaction. However, Global Atlantic does not control Ivy, and Global Atlantic is subject to the risk that Ivy fails or refuses to fund its portion of a particular transaction, in which case Global Atlantic would have contractual remedies against Ivy but not directly against Ivy's shareholders or lenders. Global Atlantic is also subject to the risk that Ivy fails to meet its obligations under any funds withheld reinsurance agreements with Global Atlantic.
Global Atlantic’s historical growth rates may not be indicative of its future growth, and Global Atlantic may not be able to identify attractive insurance markets, reinsurance opportunities or investments with returns that are as favorable as Global Atlantic’s historical returns and grow new business volumes at historical levels.
Global Atlantic’s historical growth rates may not reflect its future growth rates. While Global Atlantic anticipates that it will continue to grow by deepening existing and adding new distribution relationships in Global Atlantic's individual market, pursuing attractive reinsurance opportunities and expanding its funding agreement business in the institutional market, taking advantage of investment opportunities to support Global Atlantic's growth, developing new products and entering new markets and maintaining Global Atlantic's positive in-force earnings dynamic, Global Atlantic may not be able to identify opportunities to do so. With future growth, there can be no guarantee that Global Atlantic's net underwriting return will be as favorable as its historic returns. Weaker margins may challenge Global Atlantic's ability to grow profitably or at the returns targeted. Further, in order to maintain or increase investment returns, it may be necessary to expand the scope of Global Atlantic's investing activities to asset classes in which Global Atlantic historically has not invested, which may increase the risk of Global Atlantic's investment portfolio. If Global Atlantic is unable to find profitable growth opportunities, it will be more difficult for Global Atlantic to continue to grow, and could negatively affect its results of operations and financial condition.
In addition, Global Atlantic's future growth depends on its ability to continue to offer and sell products that Global Atlantic's customers find attractive. Consumer preferences regarding annuities and life insurance are subject to change. In particular, due to market risks, consumers may not continue to view annuities as an attractive retirement savings product, which would impact Global Atlantic's ability to sell such products to its target consumers. In addition, there is no guarantee that younger generations will use life insurance products at the same rate as previous generations as a result of changes in savings habits and demographic shifts. Global Atlantic’s historical growth has been largely concentrated in fixed-rate annuities, fixed-indexed annuities and indexed universal life products. However, these products may not continue to grow at historical levels, and there can be no assurance that consumers will continue to prefer these products. Moreover, sales of Global Atlantic's products and continued future growth depend on its ability to offer competitive pricing and attractive policyholder benefits. For example, one factor impacting sales of fixed-rate annuities is the crediting rate Global Atlantic offers compared to that offered by its competitors. Global Atlantic sets its crediting rates based on expected investment returns, policyholder behavior assumptions and other factors that may be beyond Global Atlantic's control. Global Atlantic expects that overall sales of fixed-rate annuities will continue to be sensitive to changes in pricing, in particular when compared to pricing on comparable products such as bank certificates of deposit. If consumer preferences for Global Atlantic's products change, Global Atlantic's revenues and results of operations may be materially adversely impacted.
Gaps in Global Atlantic's risk management policies and procedures may leave it exposed to unidentified or unanticipated risk, which could negatively affect Global Atlantic's business.
Global Atlantic has devoted significant resources to develop its Enterprise Risk Management ("ERM") framework to identify, monitor and manage financial and nonfinancial risks effectively, but Global Atlantic cannot guarantee that this framework will allow it to efficiently price, identify and predict future risks. Developing an effective framework for assessing and managing risks is complex. No framework or strategy can completely insulate Global Atlantic from all risks, and Global Atlantic may be unable to identify all risks and limit its exposures based on its assessments. Furthermore, there can be no assurance that Global Atlantic can effectively review and monitor all risks or that all of Global Atlantic's employees will follow its risk management policies and procedures.
As part of Global Atlantic's ERM framework, Global Atlantic utilizes models, including its asset-liability cash flow matching platform, to assess risks believed to be applicable to Global Atlantic's business. In addition, Global Atlantic uses its ERM framework to manage strategic, operational and legal and compliance risks. However, Global Atlantic will need to continuously update these models, systems and its ERM framework based on Global Atlantic's business strategy, risk limits, the regulatory and capital environment, and other external and internal factors that may impact Global Atlantic's strategy, the market or industry environment in which Global Atlantic operates and realized or observed behavior. Many of Global Atlantic's methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by Global Atlantic's business are based on assumptions and projections. These models may not operate properly or Global Atlantic's inputs and assumptions may be inaccurate. A lack of controls and processes or failures in such controls and processes with respect to Global Atlantic's models may impair the integrity and reliability of these models and their outputs. As a result, these methods may not fully predict future exposures, which can be significantly greater than historical measures indicate. If Global Atlantic's processes, analysis and risk management do not accurately predict and appropriately respond to future risk exposures, such risks could have a material adverse effect on Global Atlantic's business, results of operations and financial condition.
Global Atlantic's actual or perceived financial strength impacts its ability to sell its products, and a downgrade in Global Atlantic's ratings or in the ratings of its insurance subsidiaries could materially adversely affect Global Atlantic's ability to compete, raise equity or issue debt.
Financial strength ratings are published by various nationally recognized statistical rating organizations ("NRSROs") and similar entities not formally recognized as NRSROs. Rating organizations periodically review the financial performance and condition of insurers, including Global Atlantic's insurance and reinsurance subsidiaries. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors relate to general economic conditions and other circumstances outside the rated company's control. The various rating agencies periodically review and evaluate Global Atlantic's capital adequacy in accordance with their established guidelines and capital models, which may themselves be subject to modification over time. Rating agencies change their standards from time to time. If Global Atlantic's capital levels are deemed insufficient, Global Atlantic could be required to reduce its risk profile in order to maintain its current ratings, by, for example, reinsuring and/or retroceding some of Global Atlantic's business, materially altering its business and sales plans or by raising additional capital. Any such action could have a material adverse effect on Global Atlantic's business, results of operations and financial condition.
Global Atlantic's business depends in part on strong financial strength ratings to compete effectively. Global Atlantic's clients and counterparties use its insurance financial strength ratings as one source to assess the financial strength and quality of Global Atlantic's insurance subsidiaries. Downgrades in Global Atlantic's credit ratings or changes to its rating outlook, or downgrades or changes in outlook to the financial strength ratings of Global Atlantic's insurance subsidiaries, could have a material adverse effect on Global Atlantic's business, results of operations and financial condition in many ways, including limiting access to distributors, restricting Global Atlantic's ability to generate sales, decreasing profitability, increasing policy lapse activity, limiting access to capital markets and potentially increasing the cost of debt, which could adversely affect liquidity. For example, Global Atlantic believes that a downgrade in the A.M. Best rating of Global Atlantic's U.S. insurance subsidiaries could materially impact their sales and access to new distribution relationships as Global Atlantic's distribution partners often view the A.M. Best rating as a key measure of an insurer's financial position. The ability of Global Atlantic's subsidiaries to engage in reinsurance transactions—and to do so absent substantial obligations to collateralize performance of their respective obligations—may depend in part on their financial condition and is influenced by their ratings. If an independent rating agency downgrades or withdraws any of Global Atlantic's ratings, Global Atlantic could be limited in, or prevented from, writing any new insurance and reinsurance contracts; some existing contracts may be terminated or may require Global Atlantic to enhance certain credit terms; the pricing terms Global Atlantic can obtain may be adversely affected; and Global Atlantic's ability to access the capital markets could be materially adversely impacted. Downgrades in credit or financial strength ratings may increase the regulatory scrutiny to which Global Atlantic and its insurance subsidiaries are subjected. There is no guarantee that Global Atlantic will be able to maintain its ratings in the future, and Global Atlantic cannot provide any assurances that actions taken by ratings agencies would not result in a material adverse effect on Global Atlantic's business, results of operations and financial condition.
Global Atlantic's failure to comply with covenants contained in its current or future credit facilities or agreements could trigger prepayment obligations, which could materially adversely affect Global Atlantic's business, results of operations and financial condition.
Global Atlantic's revolving credit facility and term loan agreement require Global Atlantic to comply with certain covenants, which include requirements to maintain a consolidated debt to total capitalization ratio, as defined under the agreements, of 35% or less and to maintain consolidated net worth determined in accordance with GAAP of no less than 70% of Global Atlantic’s net worth as of March 31, 2018, plus 50% of Global Atlantic's net income since March 31, 2018. Global Atlantic's failure to comply with these covenants could result in an event of default which, if not cured or waived within any applicable grace period, could result in the acceleration of amounts outstanding under the facility and of the term loan. In addition, if Global Atlantic defaults on its senior notes, any other debt with a principal amount of at least $75 million or any swap contract with a termination value in excess of $75 million, then Global Atlantic will also be in default under its revolving credit facility and on the term loan. Any default under these agreements, and any resulting acceleration of Global Atlantic's outstanding indebtedness, would have a material adverse effect on Global Atlantic’s business, results of operations and financial condition. Default by Global Atlantic under these agreements may also cause a cross default under KKR's corporate revolving credit facility, which, if not cured or waived, could have a material adverse effect on KKR's business, results of operations and financial condition.
Global Atlantic does not have captive or proprietary distribution or engage in direct sales, and if Global Atlantic's products are not retained on or added to the platforms of its distribution partners, sales of Global Atlantic's products may be reduced.
Global Atlantic relies on banks, broker-dealers and independent insurance agencies to distribute its retirement and traditional life insurance products. Global Atlantic also relies on insurance agents associated with funeral homes to distribute its preneed insurance products to consumers, who choose to set aside funds to cover the predetermined costs of funerals before the need arises. Global Atlantic's distribution partners are not captive and may sell retirement and life insurance products of Global Atlantic's competitors. If Global Atlantic's competitors offer products that are more attractive, pay higher commission rates to the sales representatives or offer a better service experience, these representatives may concentrate their efforts in selling Global Atlantic’s competitors' products instead of Global Atlantic's products.
Global Atlantic competes with other insurance companies to place products with distribution partners. Key distribution partners may merge, change their business models in ways that affect how Global Atlantic's products are sold, or terminate their distribution contracts with Global Atlantic, or new distribution channels could emerge and adversely impact the effectiveness of Global Atlantic's distribution efforts. Distribution partners, in particular banks and broker-dealers, typically have limited availability for multiple similar products from several insurance companies. An increase in bank and broker-dealer consolidation activity may result in Global Atlantic's products being dropped from a platform, increase competition for access to distributors and impair Global Atlantic's ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to Global Atlantic. Distribution partners may also stop offering one or more of Global Atlantic's products, for a period of time or permanently, for a variety of reasons, including Global Atlantic's financial strength and the pricing and servicing Global Atlantic offers. If any one of such distributors were to terminate its relationship with Global Atlantic or reduce the amount of sales which it produces, Global Atlantic's results of operations may be adversely affected.
In addition, some of Global Atlantic's distribution partners and potential partners use proprietary or third-party scoring systems in determining which products to sell. These ratings are primarily based on an insurance company's statutory filings and provide a quantitative comparison of one insurance company against another. If Global Atlantic's scores fall to levels unacceptable to its distribution partners, they may no longer distribute Global Atlantic's products to their customers, which would have a negative impact on Global Atlantic's business and results of operations. Other distributors use proprietary scoring systems that typically incorporate NRSRO credit or financial strength ratings or other industry ratings, and Global Atlantic's ability to access distribution channels may be impacted if it does not have a certain score under those proprietary methods. If Global Atlantic is unable to place its products or retain its products on the platforms of distribution partners, Global Atlantic's business, results of operations and liquidity may be negatively affected.
Global Atlantic faces risks associated with business it reinsures and business it cedes to reinsurers and which could cause a material adverse effect on Global Atlantic's business, results of operations and financial condition.
As part of Global Atlantic's overall risk management strategy, it cedes business to other insurance companies through reinsurance. Global Atlantic's inability to collect from its reinsurers (including reinsurance clients in transactions where Global Atlantic reinsures business net of ceded reinsurance) on its reinsurance claims could have a material adverse effect on Global Atlantic's business, results of operations and financial condition. Although reinsurers are liable to Global Atlantic to the extent of the reinsurance coverage it acquires, Global Atlantic remains primarily liable as the direct insurer on all risks that it writes; therefore, Global Atlantic's reinsurance agreements do not eliminate its obligation to pay claims. As a result, Global Atlantic is subject to the risk that it may not recover amounts due from reinsurers. The risk could arise primarily in two situations: (1) Global Atlantic's reinsurers may dispute some of its reinsurance claims based on contract terms, and, as a result, Global Atlantic may receive partial or no payment or (2) Global Atlantic's reinsurers may default on their obligations. While Global Atlantic may manage these risks through transaction-related diligence, contract terms, collateral requirements, hedging, and other oversight mechanisms, Global Atlantic's efforts may not be successful. A reinsurer's insolvency, or its inability or unwillingness to make payments due to Global Atlantic under the terms of the relevant reinsurance agreements, could have a material adverse effect on Global Atlantic's business, results of operations and financial condition.
Global Atlantic also bears the risk that the companies that reinsure its mortality risk on a yearly renewable term, where the reinsurer may reset the premium and other terms each year, increase the premiums they charge to levels Global Atlantic deems unacceptable. If that occurs, Global Atlantic will either need to pay such increased premiums, which will affect margins and financial results, or alternatively, Global Atlantic will need to limit or potentially terminate reinsurance, which will increase the risks that Global Atlantic retains.
Conversely, certain of Global Atlantic's insurance subsidiaries assume liabilities from other insurance companies. Changes in the ratings, creditworthiness or market perception of such ceding companies or in the administration of policies reinsured to Global Atlantic could cause policyholders of contracts reinsured to Global Atlantic to surrender or lapse their policies in unexpected amounts. In addition, to the extent such ceding companies do not perform their obligations under the relevant reinsurance agreements, Global Atlantic may not achieve the results intended and could suffer unexpected losses. In either case, Global Atlantic has exposure to its subsidiaries' reinsurance clients, which could materially and adversely affect Global Atlantic's business, financial condition, results of operations and cash flows.
Global Atlantic is exposed to risks related to natural and man-made disasters and catastrophes, diseases, epidemics, pandemics, malicious acts, war, cyber-attacks, terrorist acts and climate change, which could adversely affect Global Atlantic’s business and financial results.
A natural or man-made disaster or catastrophe, including a severe weather or geological event such as a storm, tornado, fire, flood or earthquake, disease, epidemic, pandemic (such as COVID-19), malicious act, cyber-attack, terrorist act, or the occurrence of climate change, could adversely affect Global Atlantic's mortality, morbidity or other experience, and have a significant negative impact on Global Atlantic's operations and results. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on Global Atlantic's business, results of operations and financial condition. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. In addition, such events or conditions could result in significant physical damage and destruction to, and a decrease or halt in economic activity in, large geographic areas, adversely affecting Global Atlantic's business within such geographic areas and/or the general economic climate. Such events or conditions could also result in additional regulation or restrictions on the conduct of Global Atlantic's business. Global Atlantic's risk management efforts, insurance and other precautionary plans and activities may not adequately predict or offset the impact of such events on Global Atlantic's business, results of operations and financial condition.
Any failure to protect the confidentiality of client information could adversely affect Global Atlantic’s reputation and have a material adverse effect on its business, financial condition and results of operations.
Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. The Gramm-Leach-Bliley Act of 1999 imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limits the ability to share and reuse such information. Global Atlantic is also subject to the New York State Department of Financial Services cybersecurity regulation, to a limited extent the California Consumer Privacy Act and certain other state privacy laws and regulations. Many regulators have indicated an intention to take more aggressive enforcement actions regarding cybersecurity and data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements.
Many of Global Atlantic's employees have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. Global Atlantic relies on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, Global Atlantic and its employees. It is possible that an employee could, intentionally or unintentionally, disclose or misappropriate confidential client information or Global Atlantic's data could be the subject of a cybersecurity attack. Global Atlantic's third-party administrators and their employees also have access to, and routinely process, personal information of clients, and Global Atlantic is also dependent on such third parties and their systems to protect such data. Global Atlantic is aware of instances in which one of its employees or one of its third-party administrators' employees unintentionally shared confidential client information. While Global Atlantic offered remediation, such as credit monitoring, to the impacted clients, and trained the individuals involved in the situations it was aware of, if Global Atlantic fails to maintain adequate internal controls or if its employees fail to comply with Global Atlantic's policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or noncompliance could materially damage Global Atlantic's reputation or lead to civil or criminal penalties. Global Atlantic's third-party service providers, including third parties to whom Global Atlantic outsources certain functions, are also subject to the risks outlined above, any one of which could result in damage to Global Atlantic's reputation, Global Atlantic incurring substantial costs and other negative consequences. If Global Atlantic or any of its third-party service providers fails to protect the confidentiality of client information, it could have a material adverse effect on Global Atlantic's business, financial condition and results of operations.
In addition, Global Atlantic analyzes customer data to better manage its business. There has been increased scrutiny, including from regulators, regarding the use of "big data," such as using "big data" to set product pricing. Global Atlantic's ability to use data to gain insights into and manage its business may be limited in the future by regulatory scrutiny regarding "big data." Global Atlantic cannot predict what, if any, actions may be taken with regard to "big data," but such inquiries could cause reputational harm and could have a material adverse effect on Global Atlantic's business, results of operations and financial condition.
Changes in accounting standards could adversely impact Global Atlantic's reported results of operations and reported financial condition.
Global Atlantic's financial statements are subject to the application of GAAP, which is periodically revised, reinterpreted and/or expanded. Accordingly, from time to time Global Atlantic is required to adopt new guidance or interpretations, or could be subject to existing guidance as Global Atlantic enters into new transactions or business lines, which may have a material effect on Global Atlantic's results of operations and financial condition that is either unexpected or has a greater impact than expected. Upon the closing of the Global Atlantic acquisition, Global Atlantic is establishing a new accounting basis for purchase accounting, under which all identifiable assets acquired and liabilities assumed are measured and recorded at fair value as of the date of the closing. In addition, certain accounting standards applicable to public entities became applicable to Global Atlantic. Global Atlantic continues to evaluate the impact that purchase accounting and the adoption of accounting standards applicable to public companies will have on its financial statements, business condition, results of operations and capitalization.
In August 2018, the FASB issued new guidance for insurance companies that issue or reinsure long-duration contracts such as life insurance and annuities. The objective of this guidance is to improve, simplify, and enhance the financial reporting of long-duration contracts by providing financial statement users with useful information in a timely and transparent manner. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Global Atlantic is currently preparing for the adoption of this standard and continuing to evaluate the impact on its consolidated financial statements. Based on Global Atlantic's preparation to date, Global Atlantic believes that the new standard will increase volatility in its consolidated financial statements, in particular due to the requirement to measure market risk benefits at fair value.
In June 2016, FASB issued new guidance on the measurement of credit losses on financial instruments, including reinsurance recoverables, under GAAP. This guidance replaces the incurred loss impairment methodology with a requirement to reflect current expected credit losses in amortized cost instead of recognizing losses as incurred. Following the closing of the Global Atlantic acquisition, this standard became applicable to Global Atlantic and required increases in expected credit losses on financial instruments measured at amortized cost including loan receivables and reinsurance recoverables which are recognized as a charge to earnings.
The changes for long-duration contracts, the measurement of credit losses on financial instruments, application of purchase accounting in connection with the closing of the Global Atlantic acquisition or other changes in accounting standards could affect the way Global Atlantic accounts for and reports significant areas of its business, could impose special demands on Global Atlantic in the areas of governance, employee training, internal controls and disclosure, and will likely affect how Global Atlantic manages its business. As a result, the required adoption of future accounting standards could have a material adverse impact on Global Atlantic's results of operations and financial condition.
The NAIC has approved Statutory Accounting Principles for U.S. insurance companies that have been implemented by the domiciliary states of Global Atlantic's U.S. insurance subsidiaries. The NAIC from time to time considers amendments to the Statutory Accounting Principles and is currently considering various amendments to the Statutory Accounting Principles that impact investment transactions, including, for example, definitions of affiliated and related party transactions, capital treatment of principal protected notes and capital charge determinations for loan-backed and structured securities. In addition, the NAIC has expressed concerns and is considering changes related to filing exempt status for certain securities or loans, which generally allows the use of an NRSRO rating for purposes of capital assessment as opposed to requiring review by the Securities Valuation Office. In addition, the NAIC Accounting Practices and Procedures Manual, or the "Accounting Manual," provides that state insurance departments may permit insurance companies domiciled therein to depart from the Statutory Accounting Principles by granting them permitted accounting practices. Global Atlantic makes use of permitted practices today and may seek approval to use additional permitted practices in the future. Permitted practices do not preempt legislative or regulatory changes to the Statutory Accounting Principles. Accordingly, there is a risk that Global Atlantic may not be able to continue to use a previously granted permitted practice. In addition, Global Atlantic cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit Global Atlantic's competitors to utilize advantageous accounting practices that depart from the Statutory Accounting Principles, the use of which is not permitted by the insurance departments of the states of domicile of Global Atlantic's U.S. insurance subsidiaries. Any change in the Statutory Accounting Principles or permitted practices could have a material adverse impact on the capital Global Atlantic is required to hold in its business and consequently on its profitability and ability to grow.
Global Atlantic’s Bermuda insurance subsidiaries are licensed to conduct insurance business by the BMA. In 2016, the BMA made significant changes to Bermuda's regulatory and supervisory regimes, to achieve equivalence with the European Union's Directive 2009/138EC, as amended (Solvency II). On March 24, 2016, and (retroactively) effective as of January 1, 2016, a number of changes were instituted for commercial insurers and insurance groups to enhance statutory and prudential reporting requirements. In that regard, the BMA implemented the Economic Balance Sheet ("EBS") framework ("EBS Framework"), which is now used as the basis to determine an insurer’s enhanced capital requirement ("ECR"). The BMA also revised the basis on which statutory financial statements for Bermuda-licensed commercial insurers are prepared. Under the changes, Global Atlantic's Bermuda insurance subsidiaries' financial statements prepared in accordance with GAAP act as the basis on which statutory financial statements are prepared, subject to application of certain prudential filters. These financial statements, in turn, form the starting basis for the preparation of the EBS. The statutory financial statements also form the basis for assessing each Bermuda insurance subsidiary’s ongoing liquidity position, Minimum Margin of Solvency and class of registration as an insurer in Bermuda. The EBS Framework is now embedded in the BMA's legislative and regulatory regime.
Global Atlantic can give no assurances that (1) the impact of purchase accounting, (2) future changes to GAAP or any interpretation thereof, (3) future changes to SAP or components of SAP, (4) the grant of permitted accounting practices to Global Atlantic's competitors or (5) future changes to Bermuda legal, accounting or financial regimes, including changes to the EBS Framework, will not have a negative impact or material adverse effect on Global Atlantic.
Global Atlantic may experience volatility in its net income under GAAP due to its funds withheld coinsurance transactions.
Global Atlantic assumes certain policy risks written by other insurance companies via reinsurance that may be on a funds withheld coinsurance basis. In these arrangements, Global Atlantic is subject to the investment performance on the withheld assets, although Global Atlantic does not directly control them. Global Atlantic helps to set, and monitor compliance with, the investment guidelines followed by the applicable ceding company. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, Global Atlantic's risk of loss could increase, which could materially adversely affect its GAAP results, financial condition and results of operations.
Funds withheld coinsurance differs from coinsurance and certain other forms of reinsurance in that the assets equal to the net statutory reserves are withheld and legally owned by the ceding company, while the related investment risk is transferred to the reinsurer. Under GAAP accounting these funds withheld coinsurance contracts create an embedded derivative for the reinsuring company and the embedded derivative must be measured at fair value. The valuation of the embedded derivative is sensitive to the market environment, including credit spreads of the assets held by the ceding insurer, and can generate significant volatility depending on market conditions. The change in the fair value of the embedded derivative is recorded in investment related gains/(losses) on the consolidated statements of income.
We could be forced to sell investments at a loss to cover policyholder benefits, withdrawals, recaptures or collateralization requirements of Global Atlantic’s reinsurance commitments or other events.
Many of the products in Global Atlantic's in-force book allow policyholders to withdraw their funds under defined circumstances. In addition, certain of Global Atlantic's reinsurance agreements include provisions requiring that under certain circumstances Global Atlantic provides collateral to support performance of its reinsurance commitments, including trust balances. Global Atlantic's operating subsidiaries manage their liabilities and configure their investment portfolios to provide and maintain sufficient liquidity to support anticipated withdrawal demands, contract benefits and maturities.
While Global Atlantic's operating subsidiaries own a significant amount of liquid assets, a portion of their assets are considered less liquid. Unanticipated withdrawal or surrender activity or liquidity demands in connection with recaptures or collateralization requirements could, under some circumstances, require Global Atlantic's operating subsidiaries to dispose of assets on unfavorable terms, which could have a material adverse effect on Global Atlantic's business, results of operations and financial condition. Moreover, reinsurance agreements may provide for recapture rights on the part of Global Atlantic's ceding company clients, and a substantial portion of Global Atlantic's reinsurance agreements require that Global Atlantic hold or provide collateral to support performance of Global Atlantic's reinsurance commitments. See "—Certain of Global Atlantic's reinsurance agreements contain triggers that permit the reinsurance client to recapture some or all of the reinsured portfolio, which, if triggered, may have a material adverse effect on Global Atlantic's business, results of operations and financial condition." We may be forced to sell investments as a result of a recapture of its reinsurance business or as a result of the need to hold additional collateral that meets the associated investment guidelines.
Global Atlantic holds a significant portion of its reinsurance assets in trust, which may restrict Global Atlantic's ability to invest those assets and also may permit the ceding company to withdraw those assets from the trust in certain circumstances.
In certain reinsurance transactions where Global Atlantic is the reinsurer, it must provide collateral to the ceding company. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. Global Atlantic's investment of assets held in trust is restricted based on the terms of the trust agreement and associated investment guidelines. As such, Global Atlantic may not have flexibility to invest such assets as it otherwise might, and Global Atlantic's investment returns on such assets may therefore be less than if they were not held in trust. In addition, in certain circumstances the ceding company may be allowed to withdraw assets from the trust if Global Atlantic fails to pay amounts due under the applicable reinsurance agreement.
Certain of Global Atlantic's reinsurance agreements contain triggers that permit the reinsurance client to recapture some or all of the reinsured portfolio, which, if triggered, may have a material adverse effect on Global Atlantic's business, results of operations and financial condition.
Certain of Global Atlantic's reinsurance agreements contain triggers that if breached may result in the reinsured party having the right to recapture the business or also to terminate the reinsurance agreement. A recapture trigger permits the ceding company to reassume under certain circumstances all or a portion of the risk ceded to Global Atlantic. For reinsurance transactions in which the ceding company cedes all or a portion of the risk to Global Atlantic, Global Atlantic's reinsurance agreements typically include a recapture right that is triggered if, for example, Global Atlantic fails to maintain certain minimum levels of capitalization or certain minimum levels of reserves to support the business reinsured. These reinsurance agreements also typically include provisions that provide for termination of the agreement and recapture of the business upon the occurrence of insolvency, rehabilitation, non-payment of amounts due, material breach of contract provisions or failure to provide the ceding company with the ability to take reserve credit. The economic, financial and liquidity impact from the loss of the recaptured business, in addition to Global Atlantic's economic hardships at the time of recapture, may have a material adverse effect on Global Atlantic’s business, results of operations and financial condition.

The determination of the amount of impairments and allowances for credit losses recognized on Global Atlantic's investments is highly subjective and could materially affect its results of operations or financial condition.
The determination of the amount of impairments and allowances for credit losses is based upon Global Atlantic's periodic evaluation and assessment of known and inherent risks associated with the respective asset class and the specific investment being reviewed. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in its financial results as such evaluations are revised. Impairments result in a non-cash charge to earnings during the period in which the impairment charge is taken. Changes in allowances for credit losses can result in either a charge or credit to earnings.
For example, an allowance is recognized on Global Atlantic's fixed maturity securities when the fair value of the security is less than its amortized cost basis and credit related losses are deemed to have occurred. The determination of the allowance requires assessment of the security's expected future cash flows, which depend on a variety of macroeconomic factors and security-specific considerations. Similarly, the determination of the allowance on Global Atlantic's mortgage and other loan receivables requires an assessment of expected credit losses that considers current, historical and forecasted macroeconomic data and loan-specific factors. As expectations change based on macroeconomic data and individual investment considerations, the associated allowance for credit losses can be adjusted, up or down.
There can be no assurance that management has accurately determined the amount of impairments and allowances for credit losses recognized in Global Atlantic's financial statements and their potential impact on regulatory capital. Furthermore, additional impairments and allowance provisions may be taken in the future.
Global Atlantic's membership in Federal Home Loan Banks subjects Global Atlantic to potential liquidity and other risks.
Global Atlantic's insurance subsidiaries Accordia, FLIC and CwA are members of the Federal Home Loan Banks of Des Moines, Indianapolis and Boston, respectively, which allows those companies to borrow against certain of their investments, such as commercial mortgage loans, eligible under the applicable Federal Home Loan Bank definition to be posted as collateral. If those sources of borrowing by those companies were to no longer be available to them, for example, because the Federal Home Loan Banks change their definition of eligible collateral, the value of the collateral pledged for these borrowings declines due to changes in interest rates or credit ratings and the companies need to post additional collateral in the form of cash or other eligible securities or if the Federal Home Loan Banks issue a capital call on the preferred shares owned by Global Atlantic's insurance companies, the liquidity of such insurance subsidiaries could be materially adversely affected. Additionally, if the applicable insurance subsidiary's creditworthiness falls below the minimum required or if legislative or other political actions cause changes to the Federal Home Loan Bank mandate or to the eligibility of life insurance companies to be members of the Federal Home Loan Bank system, Global Atlantic may lose access to this funding and be required to find other sources to replace it.
From time to time, Global Atlantic participates in repurchase and reverse repurchase transactions that subject Global Atlantic to liquidity risks.
Global Atlantic currently has a committed repurchase facility and from time to time participates in a repurchase transaction. Under these repurchase agreements, Global Atlantic may sell fixed income securities to third-party counterparties, primarily major brokerage firms and commercial banks, with a concurrent agreement to repurchase those same securities at a determined future date.
These repurchase agreements are required to be secured by collateral. Throughout the term of the repurchase agreement, Global Atlantic must post cash or securities as collateral to its counterparties equal to Global Atlantic's repurchase obligation plus any applicable over-collateralization amount. On the maturity date of the applicable repurchase agreement, Global Atlantic must pay the repurchase price, or Global Atlantic and its counterparty must agree to extend the applicable repurchase agreement by entering into a new repurchase agreement. If the value of the securities posted as collateral declines below the repurchase price plus any applicable over-collateralization amount, Global Atlantic will need to post additional cash or securities as collateral. Global Atlantic's ability to enter into a new repurchase agreement instead of settling a repurchase transaction on the repurchase date may be limited by market conditions. Therefore, Global Atlantic's liquidity may be negatively impacted when it is required to post additional collateral or when it is unable to extend an expiring repurchase agreement by entering into a new repurchase agreement.
In addition, Global Atlantic invests in securities the cash it receives from its repurchase counterparties. Those securities may decline in value during the term of the repurchase agreements. If Global Atlantic sells those securities at a loss, Global Atlantic may not have enough cash to fund the obligation that it has to its counterparties under the repurchase agreements. Under adverse capital market and economic conditions, liquidity may broadly deteriorate, further restricting Global Atlantic's ability to sell the securities and fund the obligation that it has to its counterparties.

Global Atlantic may also from time to time participate in reverse repurchase agreements whereby Global Atlantic purchases fixed income securities from third parties in exchange for cash, with a concurrent obligation by such third parties to repurchase those same securities from Global Atlantic at a determined future date. In the case of default by such third party in a reverse repurchase agreement, Global Atlantic runs the risk that such third party may not repurchase the security when required. In the event of the bankruptcy or other default of such third party in a repurchase agreement, Global Atlantic could experience both delays in liquidating the underlying security and losses, including but not limited to (1) a possible decline in the value of the collateral received from Global Atlantic's counterparties during the period while Global Atlantic seeks to enforce its rights therein, (2) possible subnormal levels of income and lack of access to income during this period and (3) expenses of enforcing Global Atlantic's rights.
Tax Risks Related to Global Atlantic
Unless the context otherwise requires, the term "Bermuda insurance subsidiaries" as used in "—Tax Risks Related to Global Atlantic" refers to (1) Global Atlantic Assurance Limited and (2) Global Atlantic Re Limited with respect to any period ending prior to January 1, 2018, the effective date of the election made pursuant to Section 953(d) of the Code (the "953(d) election") to treat Global Atlantic Re as a U.S. corporation for U.S. federal income tax purposes.
The IRS could contend that Global Atlantic or its non-U.S. subsidiaries are or were engaged in trade or business within the United States and subject to U.S. federal income taxes.
Certain Global Atlantic subsidiaries, including Global Atlantic Financial Limited (“GAFL”) and its Bermuda insurance subsidiaries, are non-U.S. companies that are treated as corporations for U.S. federal income tax purposes. GAFL and its Bermuda insurance subsidiaries have conducted and intend to conduct substantially all of their operations outside the United States and to limit their U.S. contacts with the intention that GAFL and its Bermuda insurance subsidiaries not be treated as engaged in trade or business within the United States. However, there is considerable uncertainty as to when a non-U.S. corporation is engaged in trade or business within the United States, and there can be no assurance that the IRS will not contend that GAFL or its Bermuda insurance subsidiaries, are or were engaged in trade or business within the United States. If GAFL, or any of its Bermuda insurance subsidiaries, were considered to be engaged in trade or business within the United States, such company could be subject to U.S. corporate income taxes and branch profits taxes on the portion of its earnings and profits that is or was effectively connected to such trade or business within the United States. If the IRS were to contend successfully that GAFL, its Bermuda insurance subsidiaries, Global Atlantic or any of its other non-U.S. subsidiaries are or were engaged in trade or business within the United States, Global Atlantic’s results of operations and financial condition could be materially adversely affected.
There is U.S. federal income tax risk associated with reinsurance transactions, intercompany transactions and distributions between U.S. companies and their affiliates.
The 2017 Tax Act introduced the Base Erosion and Anti-Abuse Tax (the "BEAT") on certain U.S. companies that make deductible payments to related non-U.S. companies in taxable years beginning after December 31, 2017. The BEAT is imposed at a rate of 5% for 2018, 10% through 2025 and 12.5% thereafter. Under the terms of 2017 Tax Act, the BEAT applies to "any premium or other consideration" paid or accrued to a related foreign reinsurer. To mitigate the effect of the BEAT, Global Atlantic Re Limited filed the 953(d) election to treat Global Atlantic Re Limited as a U.S. corporation for U.S. federal income tax purposes effective as of January 1, 2018. The BEAT applies only to related-party transactions with non-U.S. persons and hence would not apply to Global Atlantic's U.S. insurance subsidiaries' affiliate reinsurance transactions with Global Atlantic Re Limited. There can be no assurances that Global Atlantic Re Limited will continue to meet the requirements for an effective 953(d) election or that Global Atlantic will otherwise be successful in mitigating the effect of the BEAT.
In addition, the Code permits the IRS to reallocate, recharacterize, or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper "amount, source or character" for each item. Further, the tax treatment of certain aspects of reinsurance ceded to a non-U.S. reinsurer on a funds withheld coinsurance basis is uncertain. If the IRS were successfully to challenge Global Atlantic’s intercompany reinsurance arrangements between its subsidiaries or Global Atlantic’s tax treatment of funds withheld coinsurance with non-U.S. reinsurers (including Global Atlantic's insurance subsidiaries), Global Atlantic's financial condition and results of operations could be materially adversely affected.
There are significant cross-border transactions in place among Global Atlantic's affiliates, some of which Global Atlantic treats as loans or swaps for tax purposes, and Global Atlantic may expand the scope of its cross-border intercompany transactions in the future. If the IRS were successfully to challenge these transactions, or if legislation were enacted, or administrative guidance promulgated, that altered the expected tax treatment of such transactions, Global Atlantic's financial condition and results of operations could be materially adversely affected.

Dividends paid by GAFL's direct subsidiaries Global Atlantic Re Limited and Global Atlantic (Fin) Company ("Finco") to GAFL will be subject to a 30% U.S. federal withholding tax. Therefore, Global Atlantic may be limited in its ability to move cash efficiently between Finco (and its subsidiaries) and Global Atlantic Re Limited and GAFL.
Changes in U.S. tax law could affect the products that Global Atlantic's subsidiaries sell.
Many of the products Global Atlantic's subsidiaries sell benefit from one or more forms of tax-favored status under current U.S. federal and state income tax regimes. For example, Global Atlantic's subsidiaries sell and reinsure annuity contracts that allow the policyholders to defer the recognition of taxable income earned within the contract. In addition, current U.S. federal income tax law permits the exclusion from taxation of death benefits paid under life insurance contracts. Changes in U.S. tax laws that alter the tax benefits or treatment of certain products could result in a material reduction in demand for Global Atlantic's subsidiaries' products and could affect policyholder behavior with respect to existing annuity products in ways that are difficult to predict, for example increasing the expected lapse rate or, if the treatment of existing contracts is grandfathered, reducing the rate at which existing contracts are surrendered or rolled over.
The IRS may successfully challenge GAFL's status as a non-U.S. corporation for U.S. federal income tax purposes.
Under U.S. federal income tax law, a corporation is generally considered for U.S. federal income tax purposes to be a tax resident of the jurisdiction of its organization or incorporation. Because GAFL is a Bermuda-incorporated exempted entity, it would generally be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules. However, Section 7874 of the Code ("Section 7874") provides an exception to this general rule under which a non-U.S. incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes.
On April 1, 2016, Global Atlantic completed a reorganization of GAFL (the "GAFL Reorganization"). Under Section 7874, if GAFL's direct parent owned (within the meaning of Section 7874) 80% or more (by vote or value) of GAFL's common shares after the GAFL Reorganization (the "Section 7874 ownership percentage"), GAFL would be treated as a U.S. corporation for U.S. federal income tax purposes. Based on the terms of the GAFL Reorganization and the rules for determining share ownership under Section 7874, Global Atlantic does not believe that GAFL's direct parent received 80% or more of GAFL's common shares (either by vote or value).
However, the rules under Section 7874 are relatively complex and there is limited guidance regarding their application. In particular, ownership for purposes of Section 7874 is subject to various adjustments under the Code and the U.S. Treasury regulations promulgated thereunder, and there is limited guidance regarding Section 7874. As a result, the determination of the Section 7874 ownership percentage is complex and is subject to uncertainty. There can be no assurance that the IRS will agree with the position that GAFL should not be treated as a U.S. corporation for U.S. federal income tax purposes.
If GAFL were to be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 or for any other reason, GAFL would be subject to substantial additional historic and future U.S. federal income tax liability, including current taxation of all of Global Atlantic’s Bermuda insurance subsidiaries’ subpart F income and global intangible low-taxed income, as defined under Section 951A(b) of the Code, which could have a material adverse effect on Global Atlantic’s financial condition and results of operations.
Section 7874 may limit Global Atlantic's ability to utilize certain U.S. tax attributes or otherwise adversely affect GAFL's tax position and may limit GAFL's flexibility to engage in acquisition transactions.
As a result of the GAFL Reorganization, Section 7874 will limit the ability of Global Atlantic's U.S. holding company and its U.S. affiliates to utilize certain U.S. tax attributes (including net operating losses and certain tax credits) to offset, during the ten-year period following the GAFL Reorganization, their U.S. taxable income, or related income tax liability, resulting from certain (1) transfers to related foreign persons of stock or other properties of Global Atlantic's U.S. holding company and its U.S. affiliates, and (2) licensing to related foreign persons of any property by Global Atlantic's U.S. holding company and its U.S. affiliates.
Future potential changes to the tax laws could result in the application of certain adverse U.S. federal income tax rules to GAFL and its U.S. affiliates as a result of the GAFL Reorganization. Any changes could have prospective or retroactive application, and may apply even though the GAFL Reorganization has been consummated. In addition, U.S. Treasury regulations could limit GAFL's flexibility to engage in acquisition transactions involving U.S. targets.
The effect of Bermuda's commitment to the OECD to eliminate harmful tax practices is uncertain and could adversely affect Global Atlantic's tax status in Bermuda.
The effect of Bermuda's commitment to the OECD to eliminate harmful tax practices is uncertain and could adversely affect Global Atlantic's tax status in Bermuda. The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of income tax havens and preferential income tax regimes in countries around the world. According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and as such is listed on the OECD "white list." However, Global Atlantic is not able to predict whether any future changes will be made to this "white list" classification or whether any such changes will subject Global Atlantic and its Bermuda-domiciled subsidiaries to additional taxes. See "—Risks Related to Our Business—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability" for discussions of the OECD's BEPS project.
Global Atlantic is subject to the risk that Bermuda tax laws may change and that GAFL may become subject to new Bermuda taxes following the expiration of current exemptions after 2035.
The Bermuda Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, as amended, has provided written assurance that if any legislation is enacted in Bermuda that would impose tax on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to GAFL or any of its operations or common shares, debentures or other obligations until March 31, 2035, except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by GAFL in respect of real property owned or leased by GAFL in Bermuda. Similar assurances have been provided to each of GAFL's Bermuda-domiciled subsidiaries. Given the limited duration of the Bermuda Minister of Finance's assurances, Global Atlantic cannot provide any assurances that GAFL or its Bermuda-domiciled subsidiaries will not be subject to any Bermuda tax after March 31, 2035.
Regulatory Risks Related to Global Atlantic
Global Atlantic's businesses are heavily regulated across numerous jurisdictions and changes in regulation could reduce Global Atlantic's profitability.
Global Atlantic's insurance and reinsurance subsidiaries are highly regulated by, among others, insurance regulators in the United States and Bermuda, and changes in regulations affecting Global Atlantic's businesses may reduce Global Atlantic's profitability and limit its growth.
Global Atlantic has insurance and reinsurance subsidiaries that operate in all 50 U.S. states, the U.S. Virgin Islands and the District of Columbia, as well as Bermuda. The insurance and reinsurance industry is generally heavily regulated and Global Atlantic's operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which Global Atlantic's insurance and reinsurance subsidiaries are domiciled or deemed to be commercially domiciled may require these companies to, among other things, maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition, and restrict payments of dividends and distributions of capital. Global Atlantic's insurance and reinsurance subsidiaries also are subject to laws and regulations that may restrict the ability of these companies to write insurance and reinsurance policies, make certain types of investments and distribute funds. With respect to investments, Global Atlantic's insurance and reinsurance subsidiaries must comply with applicable regulations regarding the type and concentration of investments it may make. These restrictions are set forth in investment guidelines that KKR's investment management subsidiary must comply with when providing investment management to these Global Atlantic entities. These restrictions may limit Global Atlantic's ability to invest and KKR's ability to earn fees on those investments. In addition, Global Atlantic’s insurance and reinsurance subsidiaries are subject to laws and regulations governing affiliate transactions. The investment management agreements between the KKR investment manager and Global Atlantic entities were approved by applicable insurance regulators, and any changes of such agreements, including with respect to fees, must receive applicable approval. These affiliate transaction rules are particularly important to Global Atlantic given (1) its relationship with KKR and (2) the fact that its business strategy involves reinsuring business among its subsidiaries.
In connection with the conduct of Global Atlantic's various businesses, Global Atlantic believes it is crucial to establish and maintain good working relationships with the various regulatory authorities having jurisdiction over its businesses. If those relationships and that reputation were to deteriorate, Global Atlantic's businesses could be materially adversely affected. For example, Global Atlantic requires various consents and approvals from its regulators, both with respect to transactions Global Atlantic enters into and in the ordinary course of the conduct of its businesses. If Global Atlantic fails to maintain good working relationships with its regulators, it may become more difficult or impossible for Global Atlantic to obtain those consents and approvals, either on a timely basis or at all.
In addition to the regulations of the jurisdictions where Global Atlantic's insurance subsidiaries are domiciled, Global Atlantic also must obtain licenses to sell insurance in other states and U.S. jurisdictions and, in the case of Global Atlantic Re Limited, a certified reinsurer in Indiana, Iowa and Massachusetts, comply with U.S. state laws governing certified reinsurer status. Most state regulatory authorities are granted broad discretion in connection with their decisions to grant, renew or revoke licenses and approvals that are subject to state statutes. If Global Atlantic is unable to renew the requisite licenses and obtain the necessary approvals or otherwise does not comply with applicable regulatory requirements, the insurance regulatory authorities could stop, or temporarily suspend Global Atlantic from conducting some or all of its operations as well as impose fines.
At the United States federal level, the Dodd-Frank Act established the FIO within the U.S. Department of the Treasury to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Although the FIO currently does not directly regulate the insurance industry, under the Dodd-Frank Act, a covered agreement may preempt a state law if the FIO determines that the state law is consistent with a covered agreement's terms and treats a non-U.S. reinsurer or insurer less favorably than a U.S. reinsurer or insurer. A covered agreement is an agreement between the United States and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. Pursuant to this authority, in September 2017, the United States and the European Union signed a covered agreement to address, among other things, reinsurance collateral and insurance group supervision requirements (the "E.U. Covered Agreement"), and the United States released a "Statement of the United States on the Covered Agreement with the European Union" (the "Policy Statement") providing the United States' interpretation of certain provisions in the E.U. Covered Agreement. The Policy Statement provides that the United States expects that the group capital calculation, which the NAIC has developed, will satisfy the E.U. Covered Agreement's group capital assessment requirement. In addition, on December 18, 2018, the Bilateral Agreement between the United States and the United Kingdom on Prudential Measures Regarding Insurance and Reinsurance (the "U.K. Covered Agreement") was signed in anticipation of the United Kingdom's exit from the European Union.
U.S. state regulators have until September 1, 2022 to adopt reinsurance reforms removing reinsurance collateral requirements for E.U. and U.K. reinsurers that meet the prescribed minimum conditions set forth in the applicable E.U. Covered Agreement or U.K. Covered Agreement or state laws imposing such reinsurance collateral requirements may be subject to federal preemption. The NAIC has adopted revisions to the Credit for Reinsurance Model Law and Model Regulation that would, if adopted into law by state legislatures, implement the reinsurance collateral provisions of the E.U. Covered Agreement and U.K. Covered Agreement. Global Atlantic cannot predict with any certainty whether the E.U. Covered Agreement and the U.K. Covered Agreement will be implemented, what the impact of such implementation will be on Global Atlantic's business and whether the interpretation of the provisions of the E.U. Covered Agreement and the U.K. Covered Agreement will change. In addition, as required under the Dodd-Frank Act, the Director of the FIO has submitted a report to Congress regarding how to modernize and improve the system of insurance regulation in the United States, another report on the impact of Part II of the Nonadmitted and Reinsurance Reform Act of 2010, and a third report on the global reinsurance market and the regulation of reinsurance. Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the United States, which could negatively impact Global Atlantic's business and financial results.
Regulations applicable to Global Atlantic and interpretations and enforcement of such regulations may change. Insurance regulators have increased their scrutiny of the insurance regulatory framework in the United States, and some state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance holding companies and insurance and reinsurance companies. Global Atlantic is unable to predict whether, when or in what form the domiciliary states of its U.S. insurance and reinsurance subsidiaries will enact legislative and regulatory changes, and Global Atlantic cannot provide any assurances that more stringent restrictions will not be adopted from time to time in other jurisdictions in which Global Atlantic's insurance and reinsurance subsidiaries are domiciled.
In February 2020, Bermuda was moved to the European Union’s "whitelist" of cooperative tax jurisdictions having delivered on the commitments made to the European Union in 2019 to further enhance its regulatory and transparency framework. The European Commission has proposed sanctions against non-cooperative tax jurisdictions, including restrictions on certain European sovereign wealth funds channeling funds through entities domiciled in non-cooperative jurisdictions. If, in the future, Bermuda's classification changes and Bermuda is included on the European Union's noncooperative jurisdictions list, the ability of certain European sovereign wealth funds (and the willingness of other European members) to invest in Global Atlantic's business may be limited as a result of such sanctions. In the future, individual E.U. member states may also apply sanctions against non-cooperative jurisdictions. If, in the future, Bermuda's classification changes and Bermuda is included on the non-cooperative jurisdictions list and these or other sanctions are implemented in the future, Global Atlantic cannot guarantee that such sanctions will not have a material and adverse impact on Global Atlantic's business.
The cost of compliance with existing laws and regulations is high and the cost of compliance with any new regulatory requirements could have a significant and negative effect on Global Atlantic's business. Global Atlantic may not be able to comply fully with, or obtain desired exemptions from, any such new laws and regulations that govern the conduct of Global Atlantic's business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on Global Atlantic's ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which Global Atlantic operates, could impact Global Atlantic's potential growth and could subject Global Atlantic to fines and other sanctions. In addition, changes in the laws or regulations to which Global Atlantic's insurance and reinsurance subsidiaries are subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on Global Atlantic's business, results of operations and financial condition.
Capital regulations applicable to Global Atlantic's insurance subsidiaries may impose meaningful limitations on Global Atlantic's business.
All of Global Atlantic's insurance subsidiaries are subject to minimum capital and surplus requirements. In the United States, Global Atlantic's insurance subsidiaries are subject to RBC standards and other minimum capital and surplus requirements imposed by state laws. The RBC standards are based upon the Risk-Based Capital for Insurers Model Act promulgated by the NAIC as adopted by Global Atlantic's domiciliary insurance regulators. Global Atlantic's Bermuda insurance subsidiaries are subject to Bermuda Solvency Capital Requirements ("BSCR") standards and other minimum capital and surplus requirements imposed by the BMA. See "—Global Atlantic’s Bermuda insurance subsidiaries are subject to regulation by the BMA that may restrict their operations." Any failure to meet applicable requirements or minimum statutory capital requirements could subject Global Atlantic to examination or corrective action by regulators, including limitations on Global Atlantic's writing additional business or engaging in finance activities, supervision, receivership or liquidation.
RBC ratios of U.S. life and annuity companies like Global Atlantic are impacted by factors beyond Global Atlantic's control, such as the statutory federal tax rate. Future changes in federal corporate tax rates could similarly impact RBC ratios. In addition, the NAIC is currently considering changes to factors used in calculating RBC, including factors governing the risk of an asset's default (C-1 asset risk factor). It is also considering potential changes to RBC formulas to reflect longevity risk and reinsurance ceded to unauthorized reinsurers not supported by collateral. The NAIC has also developed a group capital calculation. It is unclear how the group capital calculation will interact with existing capital requirements for insurance companies in the United States and with international capital standards and it is also unclear how being a subsidiary of KKR will impact the determination of Global Atlantic's "group." It is possible that Global Atlantic may be required to hold additional capital as a result of these developments. In Bermuda, the revised BSCR became effective January 1, 2019 and the BMA continues to consider further revisions. Global Atlantic cannot predict the likelihood of future changes to the BSCR, whether such changes will have an impact on RBC ratios or whether Global Atlantic will need to raise additional capital in response to such changes. If such further revisions materially increase the ECR, it could materially and adversely affect Global Atlantic's BSCR ratio and, correspondingly, Global Atlantic's capital in excess of BMA requirements. An increase in RBC or minimum capital requirements may require Global Atlantic to increase its statutory capital levels, which Global Atlantic might be unable to meet.
Moreover, the determination of RBC is based on the NAIC designation of the assets in which Global Atlantic invests. NAIC designation for certain investments depends on the applicable NRSRO rating. If there are changes in an NRSRO's methodology that impacts the rating of a certain type of asset, Global Atlantic's ability to invest in such assets may be impacted and Global Atlantic's investment results may be adversely impacted or Global Atlantic may need to increase its required capital.
Changes to comply with new and potential laws or regulations which impose fiduciary or best interest standards in connection with the sale of Global Atlantic's products could materially increase Global Atlantic's costs, decrease its sales and result in a material adverse impact on its business.
Regulators continue to propose or adopt fiduciary rules, best interest standards and other similar laws and regulations applicable to the sale of annuity and life insurance products. These rules, standards, laws and regulations generally require advisers providing investment recommendations to act in the client's best interest or put the client's interest ahead of their own interest. Global Atlantic faces uncertainty regarding the adoption of these rules and regulations, including that the SEC, Department of Labor and state insurance departments may adopt potentially conflicting or overlapping standards. These new and proposed regulations may fundamentally change the way financial advisors, agents, and financial institutions do business. These rules may impact the way in which Global Atlantic's products are marketed and offered by its distribution partners, which could have an impact on customer demand, impact the margins Global Atlantic makes on its products or increase compliance costs and burdens.
These rules and potential rules could cause a material decline in sales of Global Atlantic's products in the individual channel, such as variable annuities and fixed-indexed annuities. Regulators in enforcement actions and private litigants could also find it easier to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Such laws and regulations may have a material adverse impact on the industry and may have a material adverse impact on Global Atlantic's business.
Global Atlantic's Bermuda insurance subsidiaries are subject to regulation by the BMA that may restrict their operations.
The BMA regulates and supervises each of Global Atlantic's Bermuda insurance subsidiaries on a stand-alone basis in Bermuda. The Bermuda Insurance Act and the policies of and/or other codes issued by the BMA relevant to insurers require each of Global Atlantic's Bermuda reinsurance subsidiaries to, among other requirements, to maintain a minimum level of capital and surplus, comply with restrictions on dividends, make financial statement filings, prepare a financial condition report, maintain a head office in Bermuda from which each of Global Atlantic's Bermuda insurance subsidiaries' insurance business will be directed and managed and allow for the performance of certain periodic examinations of its financial condition.
These statutes and regulations may restrict Global Atlantic's ability to write insurance and reinsurance policies, distribute funds and pursue its investment strategy. Global Atlantic's Bermuda insurance subsidiaries will be exposed to any changes in the political environment in Bermuda. In addition, while each of Global Atlantic's Bermuda insurance subsidiaries is currently classified as a Class C and Class 3A insurer under the Bermuda Insurance Act, Global Atlantic Assurance Limited is considering registering as a Class E insurer that would be subject to increased regulation and oversight.
The Bermuda insurance and reinsurance regulatory framework is subject to scrutiny from many jurisdictions. As a result of such overseas scrutiny, the BMA has implemented and imposed additional requirements on the licensed insurance companies it regulates to achieve equivalence under Solvency II, the solvency regime applicable to the E.U. insurance sector. As such, Bermuda's reinsurance industry operates in a legal and regulatory environment that is deemed to be equivalent with that of the European Union. The BMA's additional requirements resulting from Solvency II equivalence include enhanced solvency and governance requirements imposed on insurers and reinsurers. As part of the additional requirements, the BMA has also established a group solvency framework that could further enhance the required capital and solvency requirements if the BMA is deemed to be the group regulator. There is a risk that if Solvency II were amended in any way, Bermuda may be required to amend its regulatory regime to maintain its equivalence under Solvency II, which could lead to changes in the regulatory regime administered by the BMA.
The BMA continues to consider further revisions to the Bermuda capital ratio, called BSCR, and may propose further updates, to certain aspects of the EBS Framework. If any such updates materially increase the capital Global Atlantic's Bermuda insurance subsidiaries must hold.
Global Atlantic may not be able to mitigate the reserve strain associated with statutory accounting rules, potentially resulting in a negative impact on Global Atlantic's capital position or in a need to increase prices and/or reduce sales of term or universal life products.
The application of certain statutory accounting rules for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees requires Global Atlantic to maintain reserves at a level that exceeds what Global Atlantic's insurance subsidiaries' actuarial assumptions for the applicable business would otherwise require. Global Atlantic has special purpose financial captive insurance company subsidiaries ("captives") domiciled in Vermont and Iowa that provide reinsurance to Accordia in order to facilitate the financing of the redundant reserve requirements associated with these statutory accounting rules. These arrangements are subject to review by state insurance regulators and rating agencies.
Further changes in such statutory accounting rules will likely make it difficult for Global Atlantic to establish new captive financing arrangements on a basis consistent with its current captives. As a result of these restrictions on financing redundant reserves, the implementation of new captive structures in the future may be less capital-efficient, may lead to lower product returns and/or increased product pricing, or may result in reduced sales of certain products.
Certain of the reserve financing facilities Global Atlantic has put in place will mature prior to the run-off of the liabilities they support. As a result, Global Atlantic cannot provide any assurances that it will be able to continue to implement actions either to mitigate the strain of redundant reserves on future sales of term and universal life insurance products or maintain collateral support related to Global Atlantic's captives or existing third-party reinsurance arrangements to which one of Global Atlantic's captive reinsurance subsidiaries is a party. If Global Atlantic is unable to continue to implement those actions or maintain existing collateral support, it may be required to increase statutory reserves or incur higher operating costs than currently anticipated.
It is also unclear what additional actions and regulatory changes will result from the continued scrutiny of captive reinsurers and reform efforts by the NAIC and other regulatory bodies. The NAIC is evaluating changes to accounting rules regarding surplus notes with linked assets, a structure used in certain captive reserve financing transactions, and Global Atlantic is monitoring for any changes that may impact its statutory financial statements. If state insurance regulators determine to restrict Global Atlantic's use of captive reinsurers, it could require Global Atlantic to increase statutory reserves, incur higher operating or tax costs or reduce sales. If Global Atlantic is unsuccessful or unable to finance these noneconomic reserves, its competitiveness, capital and financial position and results of operations may be adversely affected.

Insurance supervisors in the United States or elsewhere may review Global Atlantic's activities and assert that its Bermuda insurance subsidiaries are subject to additional licensing requirements.
Global Atlantic's Bermuda insurance subsidiaries are subject to regulation and supervision in Bermuda by the BMA. In general, Bermuda insurance statutes, regulations and the policies of the BMA are less restrictive than U.S. insurance statutes and regulations. Global Atlantic cannot provide any assurances that insurance supervisors in the United States or elsewhere will not review Global Atlantic's activities and assert that its Bermuda insurance subsidiaries are subject to a U.S. jurisdiction's licensing requirements. In addition, Global Atlantic's Bermuda insurance subsidiaries may be subject to indirect regulatory requirements imposed by jurisdictions that may limit Global Atlantic's ability to provide reinsurance. For example, Global Atlantic's Bermuda insurance subsidiaries' ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable supervisory bodies, and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-U.S. reinsurers such as Global Atlantic. Reinsurance between Global Atlantic's U.S. and Bermuda insurance subsidiaries is subject to approval by the applicable U.S. domiciliary state insurance department, and there can be no guarantee such approval will be obtained. Furthermore, Global Atlantic Re Limited reinsures substantially all of Global Atlantic's variable annuity business. If Global Atlantic Re Limited were no longer able to reinsure such business or if Global Atlantic had to recapture variable annuity business reinsured to Global Atlantic Re Limited due to changes in laws or regulations applicable to Global Atlantic Re Limited, Global Atlantic would likely experience increased fluctuations in its RBC ratio attributable to the sensitivity of variable annuities to changes in equity and interest rate markets.
If in the future Global Atlantic's Bermuda insurance subsidiaries were to become subject to regulation under the laws of any state in the United States or the laws of the United States or of any other country, Global Atlantic may consider various alternatives to or restructuring of its operations. If Global Atlantic attempts to license its Bermuda insurance subsidiaries in another jurisdiction, for instance, Global Atlantic may not be able to do so and the modification of the conduct of its business or the noncompliance with insurance statutes and regulations could significantly and negatively affect Global Atlantic's business and results of operations.
Changes in regulations relating to reserves, such as implementation of principle-based reserving and implementation of revised mortality tables, could adversely impact Global Atlantic's results of operations.
Under principle-based reserving, reserves for life insurance products are no longer required to remain constant and may be updated over time. As a result, principle-based reserving may cause fluctuations to the amount of reserves held. Global Atlantic implemented principle-based reserving for term and universal life with secondary guarantee products sold after January 1, 2017, which resulted in a reduction in the reserves required for these products. Global Atlantic implemented principle-based reserving for all other universal life products effective as of January 1, 2020. Global Atlantic also implemented the 2017 CSO Table, the standard mortality table, to calculate reserves on all products issued on or after January 1, 2020. The NAIC's Life Actuarial Task Force is considering changes to the statutory reserve credit for yearly renewable term reinsurance related to life insurance products being reserved using a principles-based approach. There can be no guarantee as to whether these changes will be implemented or their impact on Global Atlantic’s reserves.
Failures elsewhere in the insurance industry could obligate Global Atlantic to pay assessments through guaranty associations, and proposed changes to life insurance guaranty associations could result in increased assessments.
All 50 U.S. states, the District of Columbia and the U.S. Virgin Islands have insurance guaranty association laws that require insurance companies doing business in the state to participate in various types of guaranty associations or other similar arrangements. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. Typically, these associations levy assessments, up to prescribed limits, on member insurers on the basis of the member insurer's proportionate share of the business in the relevant jurisdiction in the lines of business in which the impaired or insolvent insurer is engaged. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years. It is possible that a large insolvency could require extraordinary assessments on Global Atlantic's insurance subsidiaries. Global Atlantic cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on Global Atlantic’s results of operations and financial condition.
For purposes of guaranty association assessments, long-term care insurance is typically classified as a health insurance product. In December 2017, the NAIC adopted amendments to the Life and Health Insurance Guaranty Association Model Act to provide a fifty-fifty split between life and health insurers for future long-term care insolvencies. A number of states are now considering, or have adopted, legislation to codify the NAIC changes into law, and more states are expected to propose legislation. If these changes become law, the effect may be an increase in future assessments against life insurers such as Global Atlantic’s insurance subsidiaries.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

    On January 1, 2021, we relocated our principal executive offices to 30 Hudson Yards, New York, New York. We also lease space for our other offices in North America, Europe, Asia and Australia. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.  LEGAL PROCEEDINGS.
For KKR's legal proceedings, the section entitled "Litigation" appearing in Note 16 "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this report is incorporated herein by reference.
Global Atlantic is involved in litigation and regulatory actions in the ordinary course of business. Litigation, including class actions, or regulatory actions could result in the payment of substantial settlements, increase costs, require changes to operations, divert management attention, cause reputational harm or make it more challenging to attract and retain customers, employees and agents at Global Atlantic. Prior to the Global Atlantic acquisition, Global Atlantic settled two class actions and a number of regulatory matters stemming from the conversion of administration of certain life insurance policies to a third-party service provider, Alliance-One Services, Inc. On January 29, 2021, Global Atlantic entered into a settlement agreement with Alliance-One resolving Global Atlantic's claims against Alliance-One arising from the conversion. Certain regulatory matters relating to the conversion remain ongoing.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Shares of our common stock are listed on the NYSE under the symbol "KKR."

    The number of holders of record of our common stock as of February 15, 2021 was 24. This does not include the number of stockholders that hold shares in "street-name" through banks or broker-dealers.

Dividend Policy

    Under our current dividend policy for common stock that we announced on February 8, 2021, we expect to pay our common stockholders an annualized dividend of $0.58 per share of common stock, equal to a quarterly dividend of $0.145 per share of common stock, beginning with the dividend to be declared with respect to the first quarter of 2021. On February 8, 2021, we declared a regular dividend of $0.135 per share of common stock under our prior dividend policy for the quarter ended December 31, 2020.

    Because we make our investment in our business through a holding company structure and the applicable holding companies do not own any material cash-generating assets other than their direct and indirect holdings in KKR Group Partnership Units, dividends are expected to be funded in the following manner:

•First, the KKR Group Partnership will make distributions to holders of KKR Group Partnership Units, which consists of our wholly-owned corporate subsidiary (which acts as the general partner of KKR Group Partnership), KKR Holdings (which is not a subsidiary of ours) and KKR Holdings II L.P. (which is our subsidiary that provides for restricted holdings units under our 2019 Equity Incentive Plan, "KKR Holdings II"), in proportion to their percentage interests in KKR Group Partnership;

•Second, our wholly-owned corporate subsidiary will distribute to us the amount of any distributions that it receives from the KKR Group Partnership, after deducting any applicable taxes; and

•Third, we will distribute to holders of our common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Mandatory Convertible Preferred Stock the amount of dividends declared by our board of directors from the distributions that we receive from our wholly-owned corporate subsidiary.

    The limited partnership agreement of the KKR Group Partnership provides for cash distributions, which are referred to as "tax distributions," to the partners of the partnership if we determine that the taxable income of the partnership will give rise to taxable income for its partners, including KKR Holdings and KKR Holdings II. The KKR Group Partnership may make tax distributions in the future, from time to time, to provide distributions to pay for the U.S. or non-U.S. tax liabilities of the partners of KKR Holdings and KKR Holdings II.

    The declaration and payment of any dividends to holders of our common stock, Series A Preferred Stock, Series B Preferred Stock or Series C Mandatory Convertible Preferred Stock are subject to the discretion of our board of directors, which may change our dividend policy at any time or from time to time, and the terms of our certificate of incorporation. There can be no assurance that dividends will be made as intended or at all or that any particular dividend policy will be maintained. When KKR & Co. Inc. receives distributions from the KKR Group Partnership (the intermediate holding company of the KKR business), KKR Holdings and KKR Holdings II receives their pro rata share of such distributions from the KKR Group Partnership. Furthermore, the declaration and payment of distributions and dividends is subject to legal, contractual and regulatory restrictions on the payment of dividends and distributions by us or our subsidiaries, including restrictions contained in our debt agreements, the terms of our preferred stock, and such other factors as the board of directors considers relevant including, among others: our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Cash." In addition, under Section 170 of the DGCL, our board of directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Common Stock Repurchases in the Fourth Quarter of 2020

    Under our current repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.

    In addition to the repurchases of common stock described above, subsequent to May 3, 2018, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of common stock. From October 27, 2015 through December 31, 2020, KKR has paid approximately $407 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of common stock or its equivalent upon the vesting of equity awards representing 19.2 million shares of common stock. Of these amounts, equity awards representing 11.0 million shares of common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.

    The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2020. No shares of common stock were repurchased during the fourth quarter of 2020 and 1.1 million equity awards were retired during the fourth quarter of 2020. From inception of the repurchase program through December 31, 2020, we have repurchased or retired a total of approximately 60.4 million shares of common stock under the program at an average price of approximately $19.29 per share.

Issuer Purchases of Common stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2020 to October 31, 2020)	—	$—	52,283,838	$462,312
Month #2 (November 1, 2020 to November 30, 2020)	—	$—	52,283,838	$462,312
Month #3 (December 1, 2020 to December 31, 2020)	—	$—	52,283,838	$462,312
	—

(1) Amounts have been reduced by retirements of equity awards occurring after May 3, 2018. On May 6, 2020, KKR announced the increase to the total available amount under the repurchase program to $500 million.

Unregistered Sale of Equity Securities

Following the closing of the Global Atlantic acquisition, on February 2, 2021, KKR & Co. Inc. issued 0.96 million newly issued shares of its common stock for an aggregate purchase price equal to $38.5 million to certain members of Global Atlantic's senior management who agreed to invest a portion of their proceeds from the acquisition into KKR & Co. Inc. common stock. These members of Global Atlantic's senior management agreed not to transfer the shares received in this issuance for a three-year period following the acquisition, subject to certain exceptions, and to continue to own at least 25% of such shares so long as such person is employed with Global Atlantic. These shares were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

Other Equity Securities
    During the fourth quarter of 2020, 3,154,985 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of shares of our common stock. This resulted in an increase in our ownership of the KKR Group Partnership and a corresponding decrease in the ownership of the KKR Group Partnership by KKR Holdings. In February 2021, approximately 2.3 million KKR Group Partnership Units are expected to be exchanged by KKR Holdings into an equal number of shares of our common stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    The following discussion and analysis should be read in conjunction with the consolidated financial statements of KKR & Co. Inc., together with its consolidated subsidiaries, and the related notes included elsewhere in this report. The historical consolidated financial data discussed below reflects the historical results and financial position of KKR and does not reflect the Global Atlantic acquisition. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-looking Statements" and "Risk Factors." Actual results may differ materially from those contained in any forward-looking statements.

Overview of Business

For a discussion about our business lines and our firm, see "Business."

Business Environment
Economic and Market Conditions
Impact of COVID-19. The outbreak of COVID-19 continues to impact the United States and other countries throughout the world. For a description of the impact that COVID-19 had and may in the future have on our business, see "Risk Factors—Risks Related to Our Business—COVID-19 continues to impact the United States and other countries throughout the world, and it has caused and may further cause disruptions to our business and adversely affect our financial results" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition."

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

In 2020, the U.S. economy experienced a sharp contraction in the first half of the year, as a result of COVID-19, expanded significantly in the third quarter, as states began to reopen, and experienced moderate growth in the fourth quarter as new COVID-19 restrictions and closures took effect in parts of the country that faced a resurgence of the virus. In the United States, real GDP contracted 3.5% for the full year ended December 31, 2020, compared to expansion of 2.2% in the prior year; the U.S. unemployment rate was 6.7% as of December 31, 2020, up from 3.6% as of December 31, 2019; the U.S. core consumer price index was 1.6% on a year-over-year basis as of December 31, 2020, down from 2.3% on a year-over-year basis as of December 31, 2019; and the effective federal funds rate set by the U.S. Federal Reserve was 0.1% as of December 31, 2020, down from 1.6% as of December 31, 2019.
In 2020, the European Union's economy faced similar challenges due to COVID-19. Following the sharp downturn in the first half of the year, the signs of rebound in the third quarter were cut short in the fourth quarter as certain countries in Europe, including France, Germany, Belgium, Ireland and England, reimposed restrictions and lock-downs as the number of COVID-19 cases surged across Europe. In the Euro Area, real GDP is estimated to have contracted by 7.2% for the year ended December 31, 2020, compared to expansion of 1.3% in the prior year; the Euro Area unemployment rate was 8.3% as of December 31, 2020, up from 7.4% as of December 31, 2019; Euro Area core inflation was 0.2% on a year-over-year basis as of December 31, 2020, down from 1.3% on a year-over-year basis as of December 31, 2019; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of December 31, 2020, unchanged from December 31, 2019.
In 2020, Japan's economy experienced a record COVID-19-related decline in the second quarter, but exhibited signs of slow recovery in the second half of the year. In China, after the emergence of COVID-19 in the first quarter and the government's efforts to control the spread, its economy experienced a moderate but steady growth for the remainder of the year. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of December 31, 2020, unchanged from December 31, 2019; and in China, reported real GDP growth is estimated to be 2.3% for the year ended December 31, 2020, below the 6.0% reported for the year ended December 31, 2019.

These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. Other key issues include (i) political uncertainty caused by, among other things, populist political parties, economic nationalist sentiments, tensions surrounding socioeconomic inequality issues, and the at-times partisan nature of U.S. government administration, which has potentially global ramifications with regards to policy, (ii) geopolitical uncertainty such as U.S.-China relations, (iii) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, and stimulus programs/rising levels of debt, (iv) volatility or downturn in stock and credit markets, (v) any unexpected shift in the central banks' monetary policies, (vi) technological advancements and innovations that may disrupt marketplaces and businesses, and (vii) further developments regarding COVID-19, in particular the rise of variants hindering the success of the vaccines and the length of time needed to vaccinate a significant segment of the global population. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition."
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

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the year ended December 31, 2020, global equity markets were positive, with the S&P 500 Index up 18.4% and the MSCI World Index up 16.5% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 22.8 as of December 31, 2020, increasing from 13.8 as of December 31, 2019. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" and see also "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies."
Many of our investments are also in non-investment grade credit instruments, and our funds and our portfolio companies also rely on credit financing and the ability to refinance existing debt. In addition, Global Atlantic makes significant investments in investment grade debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightening credit spreads are generally expected to lead to an increase, and widening credit spreads are generally expected to lead to a decrease, in the value of these credit investments, if not offset by hedging or other factors. In addition, the significant widening of credit spreads is also typically expected to negatively impact equity markets, which in turn would negatively impact our portfolio and us as noted above.

During the year ended December 31, 2020, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) expanded by 2 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) expanded by 26 basis points. The non-investment grade credit indices were up during the year ended December 31, 2020, with the S&P/LSTA Leveraged Loan Index up 3.1% and the BAML US High Yield Index up 6.2%. During the year ended December 31, 2020, 10-year government bond yields fell 100 basis points in the United States, fell 63 basis points in the United Kingdom, fell 38 basis points in Germany, remained flat in China, and rose 3 basis point in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition."

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
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the year ended December 31, 2020, the euro rose 8.9%, the British pound rose 3.1%, the Japanese yen rose 5.2%, and the Chinese renminbi rose 6.7%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk."

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the year ended December 31, 2020, the 3-year forward price of WTI crude oil decreased approximately 12%, and the 3-year forward price of natural gas increased approximately 2%. The 3-year forward price of WTI crude oil decreased from approximately $52 per barrel to $46 per barrel, and the 3-year forward price of natural gas increased from approximately $2.42 per mcf to $2.47 per mcf as of December 31, 2019 and December 31, 2020, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In addition, because we hold certain energy real asset investments, which had a fair value of $0.7 billion as of December 31, 2020 on our balance sheet, these price movements would have an amplified impact on our financial results, to the extent unhedged, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and see also "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly."

Following significant volatility in the first half of 2020, due in large part to the COVID-19 pandemic, oil prices remained relatively stable during the third quarter and saw a meaningful uptick in the fourth quarter, although prices ended the year lower than pre-COVID-19 levels. If demand stays depressed, we expect significant volatility in oil prices to continue. While the impact to longer-term prices of crude oil and natural gas has been less pronounced, we expect downward price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given those commodity prices are an input in our valuation models. However, we expect the impact of the decline will be mitigated by the existence of our near-

term commodity price hedges, which make long-term oil and natural gas prices a more significant driver of the valuation of our energy investments than spot prices. As of December 31, 2020, energy strategies make up approximately 1% of our assets under management, 3% of our total GAAP assets and 3% of our book assets.

Business Conditions
Our operating revenues consist of fees, performance income and investment income. Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation or income. Since 2010, we have expanded into strategies such as real assets, credit, core, impact and, through hedge fund partnerships, hedge funds. In several of these strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Asian Fund IV, Americas Fund XII, European Fund V, Real Estate Partners Americas II, Global Infrastructure Investors III and Next Generation Technology Growth Fund II exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship private equity funds or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business."
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

Basis of Accounting

We consolidate the financial results of KKR Group Partnership and their consolidated entities, which include the accounts of our investment management and capital markets companies, the general partners of certain unconsolidated investment funds, general partners of consolidated investment funds and their respective consolidated investment funds and certain other entities including certain CLOs and CMBS. We refer to CLOs and CMBS as collateralized financing entities ("CFEs").

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

For a further discussion of our consolidation policies, see Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies."

Key Financial Measures Under GAAP

The following discussion of key financial measures under GAAP is based on KKR's business as of December 31, 2020 and does not include the effects of the Global Atlantic acquisition, which was completed on February 1, 2021.

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

Capital Allocation-Based Income (Loss)
Capital allocation-based income (loss) is earned from those arrangements whereby KKR serves as general partner and includes income or loss from KKR's capital interest as well as "carried interest" which entitles KKR to a disproportionate allocation of investment income or loss from investment funds' limited partners.
For a further discussion of our revenue policies, see Note 2 "Summary of Significant Accounting Policies" to our financial statements included elsewhere in this report.
Expenses
Compensation and Benefits
Compensation and Benefits expense includes (i) base cash compensation consisting of salaries and wages, (ii) benefits, (iii) carry pool allocations, (iv) equity-based compensation, and (v) discretionary cash bonuses.

To supplement base cash compensation, benefits, carry pool allocations, and equity-based compensation, we typically pay discretionary cash bonuses, which are included in Compensation and Benefits expense in the consolidated statements of operations, based principally on the level of (i) management fees and other fee revenues (including incentive fees), (ii) realized carried interest and (iii) realized investment income earned during the year. The amounts paid as discretionary cash bonuses, if any, are at our sole discretion and vary by individual to individual and from period to period, including having no cash bonus. We accrue discretionary cash bonuses when payment becomes probable and reasonably estimable which is generally in the period when we make the decision to pay discretionary cash bonuses and is based upon a number of factors, including the recognition of fee revenues, realized carried interest, realized investment income and other factors determined during the year.
Beginning in 2021, we expect to pay our employees by assigning a percentage range to each component of distributable revenues. Based on the current components and blend of our distributable revenues on an annual basis, we expect to use approximately 20‐25% of fee revenues, 60‐70% of realized carried interest and 10‐20% of realized investment income and hedge fund partnership incentive fees to pay our employees. Because these ranges are applied to applicable distributable revenue components independently, and on an annual basis, the amount paid as a percentage of total distributable revenues will vary and will, for example, likely be higher in a period with relatively higher realized carried interest and lower in a period with relatively lower realized carried interest. We decide whether to pay a discretionary cash bonus and determines the percentage of applicable revenue components to pay compensation only upon the occurrence of the realization event. There is no contractual or other binding obligation that requires us to pay a discretionary cash bonus to the employees, except in limited circumstances.
Assuming we paid (i) 65% of the unrealized carried interest earned by the funds that allocate 40% and 43% to the carry pool and (ii) 15% of the unrealized gains in our Principal Activities business line (in each case at the mid-point of the ranges above), KKR & Co. Inc. Stockholders’ Equity – Series I and II Preferred, Common Stock as of December 31, 2020 would be reduced by approximately $1.57 per share, compared to $21.15 per share on such date, and our book value as of December 31, 2020 would be reduced by approximately $1.67 per adjusted share, compared to book value of $ 23.09 per adjusted share on such date.
Carry Pool Allocation
With respect to our funds that provide for carried interest, we allocate a portion of the realized and unrealized carried interest that we earn to a carry pool established at KKR Associates Holdings L.P., from which our employees and certain other carry pool participants are eligible to receive a carried interest allocation. The allocation is determined based upon a fixed arrangement between KKR Associates Holdings L.P. and us, and we do not exercise discretion on whether to make an allocation to the carry pool upon a realization event. These amounts are accounted for as compensatory profit sharing arrangements in Accounts Payable, Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and are recorded as compensation expense. Upon a reversal of carried interest income, the related carry pool allocation, if any, is also reversed. Accordingly, such compensation expense is subject to both positive and negative adjustments.
In February 2021, upon receipt of approval from a committee representing a majority of our independent directors, we amended the percentage of carried interest that is allocable to the carry pool to 65% for recently formed funds and future funds, while for older funds, it remains 40% or 43%, as applicable. To account for the difference in the carry pool allocation percentages, we expect to use a portion of realized carried interest from the older funds equal to the difference between 65% and 40% or 43%, as applicable, to supplement the carry pool and to pay amounts as discretionary cash bonus compensation as described above to our employees. The amounts paid as discretionary cash bonuses, if any, are at our discretion and vary from individual to individual and from period to period, including having no cash bonus at all for certain employees. The percentage of carried interest allocable to the carry pool may be increased above 65% only with the approval of a majority of our independent directors. See "—Fair Value Measurements—Recognition of Carried Interest in the Statement of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures Under GAAP—Expenses—Compensation and Benefits."
Equity-based Compensation
In addition to the cash-based compensation and carry pool allocations as described above, employees receive equity awards under the Equity Incentive Plans most of which are subject to service-based vesting typically over a three to five-year period from the date of grant and in certain cases vesting is subject to the achievement of market conditions. Certain of these awards are subject to transfer restrictions and minimum retained ownership requirements.
General, Administrative and Other
General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges, expenses incurred by oil and gas entities, CLOs and investment funds that are consolidated, costs incurred in connection with pursuing potential investments that do not result in completed transactions ("broken-deal expenses"), expense reimbursements, placement fees and other general operating expenses. A portion of these general administrative and other expenses, in particular broken-deal expenses, are borne by fund investors.

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

Dividend Income

Dividend income consists primarily of distributions that we and our consolidated investment funds receive from portfolio companies in which we and our consolidated investment funds invest. Dividend income is recognized primarily in connection with (i) dispositions of operations by portfolio companies, (ii) distributions of cash generated from operations from portfolio investments, and (iii) other significant refinancings undertaken by portfolio investments.

Interest Income

Interest income consists primarily of interest that is received on our credit instruments in which we and our consolidated investment funds, CLOs and other entities invest as well as interest on our cash and other investments.

Interest Expense

Interest expense is incurred from debt issued by KKR, including debt issued by KFN, credit facilities entered into by KKR, debt securities issued by consolidated CFEs, and financing arrangements at our consolidated investment funds entered into primarily with the objective of managing cash flow. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CFEs are supported solely by the investments held at the CFE and are not collateralized by assets of any other KKR entity. Our obligations under financing arrangements at our consolidated funds are generally limited to our pro rata equity interest in such funds. However, in some circumstances, we may provide limited guarantees of the obligations of our general partners in an amount equal to its pro rata equity interest in such funds. Our management companies bear no obligations with respect to financing arrangements at our consolidated funds. We also may provide other kinds of guarantees. See "—Liquidity."

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
For a further discussion of our income tax policies, see Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies" and Note 11 "Income Taxes."
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
For a further discussion of our noncontrolling interests policies, see Financial Statements and Supplementary Data—Note 15 "Equity."

Key Non-GAAP and Other Operating and Performance Measures
The following discussion of key Non-GAAP and other operating and performance measures under GAAP is based on KKR's business as of December 31, 2020 and does not include the effects of the Global Atlantic acquisition, which was completed on February 1, 2021.
The key non-GAAP and other operating and performance measures that follow are used by management in making operational and resource deployment decisions as well as assessing the overall performance of KKR's businesses. They include certain financial measures that are calculated and presented using methodologies other than in accordance with GAAP. These non-GAAP measures, including after-tax distributable earnings, distributable revenues, distributable expenses, distributable operating earnings, fee related earnings, book assets, book liabilities, book value and book value per adjusted shares, are presented prior to giving effect to the allocation of income (loss) between KKR & Co. Inc. and KKR Holdings L.P. and as such represent the business in total. In addition, these non-GAAP measures are presented without giving effect to the consolidation of the investment funds and CFEs that KKR manages as well as one or more other consolidated entities that are not subsidiaries of KKR & Co. Inc.
We believe that providing these non-GAAP measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's business. These non-GAAP measures should not be considered as a substitute for, or superior to, financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers.
Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "—Reconciliations to GAAP Measures."
Adjusted Shares
Adjusted shares represents shares of common stock of KKR & Co. Inc. outstanding under GAAP adjusted to include shares issuable upon exchange of all units of KKR Holdings L.P. and KKR Holdings II L.P. and the number of assumed shares of common stock issuable upon conversion of our Series C Mandatory Convertible Preferred Stock. We believe providing adjusted shares is useful to stockholders as it provides insight into the calculation of amounts available for distribution as dividends on a per adjusted share basis assuming all units of KKR Holdings L.P. and KKR Holdings II L.P. and all shares of Series C Mandatory Convertible Preferred Stock are exchanged and converted, respectively, to shares of common stock. Weighted average adjusted shares is used in the calculation of after-tax distributable earnings per adjusted share and adjusted shares is used in the calculation of book value per adjusted share.
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
Distributable Operating Earnings
    Distributable operating earnings is a non-GAAP performance measure that represents after-tax distributable earnings before interest expense, Series A and B preferred dividends, income (loss) attributable to noncontrolling interests and income taxes paid. We believe distributable operating earnings is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that we do not believe relate directly to KKR's operations.
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

Uncalled Commitments
    Uncalled commitments is the aggregate amount of unfunded capital commitments that KKR’s investment funds and carry-paying co-investment vehicles have received from partners to contribute capital to fund future investments. We believe this measure is useful to stockholders as it provides additional insight into the amount of capital that is available to KKR’s investment funds and carry paying co-investment vehicles to make future investments. Uncalled commitments are not reduced for investments completed using fund-level investment financing arrangements or investments we have committed to make but remain unfunded at the reporting date.

Consolidated Results of Operations (GAAP Basis)

The following is a discussion of our consolidated results of operations for the years ended December 31, 2020 and 2019. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our non-GAAP operating results in these periods, see "—Analysis of Non-GAAP Operating Results." For a discussion comparing our consolidated results of operations for the years ended December 31, 2019 and 2018, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 18, 2020. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Revenues
Fees and Other	$2,006,791	$1,790,475	$216,316
Capital Allocation-Based Income (Loss)	2,224,100	2,430,425	(206,325)
Total Revenues	4,230,891	4,220,900	9,991

Expenses
Compensation and Benefits	2,152,490	2,116,890	35,600
Occupancy and Related Charges	72,100	62,728	9,372
General, Administrative and Other	708,542	728,813	(20,271)
Total Expenses	2,933,132	2,908,431	24,701

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	3,642,804	3,161,884	480,920
Dividend Income	352,563	318,972	33,591
Interest Income	1,403,440	1,418,516	(15,076)
Interest Expense	(969,871)	(1,043,551)	73,680
Total Investment Income (Loss)	4,428,936	3,855,821	573,115

Income (Loss) Before Taxes	5,726,695	5,168,290	558,405

Income Tax Expense (Benefit)	609,097	528,750	80,347

Net Income (Loss)	5,117,598	4,639,540	478,058
Net Income (Loss) Attributable to Noncontrolling Interests	3,115,089	2,634,491	480,598
Net Income (Loss) Attributable to KKR & Co. Inc.	2,002,509	2,005,049	(2,540)

Series A Preferred Stock Dividends	23,288	23,288	—
Series B Preferred Stock Dividends	10,076	10,076	—
Series C Mandatory Convertible Preferred Stock Dividends	23,191	—	23,191

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,945,954	$1,971,685	$(25,731)

Revenues

For the years ended December 31, 2020 and 2019, revenues consisted of the following:

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Management Fees	$965,664	$824,903	$140,761
Fee Credits	(299,415)	(340,900)	41,485
Transaction Fees	950,205	914,329	35,876
Monitoring Fees	127,907	106,289	21,618
Incentive Fees	10,404	—	10,404
Expense Reimbursements	149,522	169,415	(19,893)
Oil and Gas Revenue	21,054	47,153	(26,099)
Consulting Fees	81,450	69,286	12,164
Total Fees and Other	2,006,791	1,790,475	216,316

Carried Interest	1,719,527	2,041,847	(322,320)
General Partner Capital Interest	504,573	388,578	115,995
Total Capital Allocation-Based Income (Loss)	2,224,100	2,430,425	(206,325)

Total Revenues	$4,230,891	$4,220,900	$9,991

Fees and Other

Total Fees and Other for the year ended December 31, 2020 increased compared to the year ended December 31, 2019 primarily as a result of (i) an increase in management fees, (ii) a reduction in fee credits and (iii) an increase in transaction fees.

The increase in management fees was primarily due to management fees earned from Asian Fund IV, Next Generation Technology Growth Fund II, and Asia Pacific Infrastructure Investors which entered their investment periods subsequent to December 31, 2019. These increases were partially offset by (i) a decrease in management fees earned from Asian Fund III as it entered its post investment period in the third quarter of 2020, in which it pays fees based on capital invested rather than capital committed and pays fees at a lower rate and (ii) a decrease in management fees earned from European Fund IV as it entered its post investment period in the second quarter of 2019, in which it pays fees based on capital invested rather than remaining commitments and capital invested during the investment period.

Transaction fees increased overall primarily from a higher level of transaction fees earned in our Capital Markets business line. Partially offsetting this increase was a decrease in transaction fees earned in our Private Markets business line, and to a lesser extent, our Public Markets business line. For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues."

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

Capital Allocation-Based Income (Loss)

Capital Allocation-Based Income (Loss) for the year ended December 31, 2020 decreased compared to the year ended December 31, 2019 primarily due to lower carried interest allocations from 2006 Fund and Asia Fund II. These decreases were partially offset by an increase in carried interest allocations from Americas Fund XII and Global Infrastructure Investors II.

KKR generally calculates the carried interest that would be due to KKR for each investment fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (a) positive performance resulting in an increase in the carried interest allocated to the general partner or (b) negative performance that would cause the amount due to KKR to be less than the amount previously recognized, resulting in a negative adjustment to carried interest allocated to the general partner. In each case, it is necessary to calculate the carried interest on cumulative results compared to the carried interest recorded to date and to make the required positive or negative adjustments. Additionally, unrealized carried interest and general partner capital interest reverse upon a realization, and unrealized carried interest and general partner capital interest can be negative if the amount of realized carried interest exceeds total carried interest generated in the period.

Compensation and Benefits Expenses

The increase in compensation and benefits expenses during the year ended December 31, 2020 compared to the prior period was primarily due to (i) a higher level of cash compensation resulting from a higher level of fees earned and (ii) a higher level of equity-based compensation resulting from certain equity awards that were granted in the fourth quarter of 2020, of which a portion vested immediately. These increases were partially offset by a decrease in carried interest compensation resulting from a lower level of carried interest generated in the year ended December 31, 2020 compared to the prior period.

General, Administrative and Other Expenses

The decrease in general, administrative and other expenses for the year ended December 31, 2020 compared to the prior period was primarily due to (i) a decrease in capital raising costs and (ii) a decrease in corporate travel-related expenses as a result of the COVID-19 pandemic. Partially offsetting these decreases were corporate transaction-related charges incurred in connection with the acquisition of Global Atlantic.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Year Ended
	December 31, 2020	December 31, 2019
	($ in thousands)
Private Equity	$4,607,181	$3,110,951
Credit	(251,276)	(242,995)
Investments of Consolidated CFEs	(85,708)	213,038
Real Assets	(85,363)	(34,545)
Equity Method - Other	514,685	611,160
Other Investments	(179,445)	(186,860)
Debt Obligations and Other	(174,546)	(435,071)
Other Net Gains (Losses) from Investment Activities	(702,724)	126,206
Net Gains (Losses) from Investment Activities	$3,642,804	$3,161,884

Net Gains (Losses) from Investment Activities for the year ended December 31, 2020
The net gains from investment activities for the year ended December 31, 2020 were comprised of net realized gains of $162.9 million and net unrealized gains of $3,479.9 million.
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

Realized Gains and Losses from Investment Activities
For the year ended December 31, 2020, net realized gains related primarily to (i) the sale of our investment in The Hut Group Limited (LSE: THG), (ii) partial sales of our investment in Fiserv, Inc., and (iii) the sale of our investment in Ivalua SAS (technology sector). Partially offsetting these realized gains were realized losses primarily relating to (i) an $88.3 million impairment charge taken on one of our investments that is accounted for under the equity method of accounting, (ii) a realized loss on the partial sale of our investment in LCI Helicopters Limited (financial services sector) and (iii) realization of losses on certain investments held through consolidated CLOs and alternative credit funds.
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2020, net unrealized gains were driven primarily by (i) mark-to-market gains in our growth equity and core investments held by KKR and certain consolidated entities, the most significant of which were BridgeBio Pharma, Inc. (NASDAQ: BBIO), FanDuel Inc. (technology sector), and PetVet Care Centers, LLC (healthcare sector). Partially offsetting these unrealized gains were unrealized losses relating to (i) the reversal of previously recognized unrealized gains relating to the realization activity described above (ii) mark-to-market losses on our investment in Fiserv, Inc., which is held both in our funds and as a co-investment by KKR, and (iii) mark-to-market losses on certain investments held through consolidated alternative credit and real estate funds.
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
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2019, net unrealized gains were driven primarily by (i) mark-to-market gains on the growth equity investments held by KKR and certain consolidated entities, the most significant of which was BridgeBio Pharma, Inc., (ii) mark-to-market gains in portfolio companies in our core investment strategy, the most significant of which were PetVet Care Centers, LLC, Heartland Dental, LLC (health care sector), and USI, Inc. (financial services sector) and (iii) mark-to-market gains on our investment in Fiserv, Inc., which is held both in our funds and as a balance sheet co-investment by KKR. Partially offsetting the unrealized gains above were unrealized losses relating to (i) mark-to-market losses in our energy investments held through certain consolidated entities, (ii) mark-to-market losses on investments held at our consolidated special situations funds, (iii) mark-to-market losses on investments held at our India debt financing company and (iv) the reversal of previously recognized unrealized gains relating to the realization activity described above. For more details regarding investments held at our India debt financing company, see "—Analysis of Non-GAAP Operating Results—Non-GAAP Balance Sheet Measures."
Dividend Income
During the year ended December 31, 2020, the most significant dividends received included $152.4 million from our consolidated real estate funds, $62.5 million from our investment in Fiserv, Inc. part of which is held as a co-investment by KKR and $48.9 million from our investment in Epicor Software Corporation (technology sector). During the year ended December 31, 2019, the most significant dividends received included $195.3 million from our investment in Fiserv, Inc., $36.0 million from our consolidated real estate funds, $29.1 million from our consolidated special situations funds, $14.1 million from infrastructure investments held by KKR and $12.7 million from our consolidated energy funds. Significant dividends from portfolio companies or consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues—Principal Activities Distributable Revenues—Realized Investment Income."

Interest Income

The decrease in interest income during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a lower level of interest earned from (i) investments held at our consolidated special situations funds and (ii) loans held by KREF, a listed REIT. These decreases were partially offset by (i) the impact of closing additional consolidated CLOs subsequent to December 31, 2019 and (ii) an increase in interest income from certain of our consolidated direct lending funds, primarily related to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Non-GAAP Operating Results—Distributable Revenues—Principal Activities Distributable Revenues—Realized Investment Income."

Interest Expense

The decrease in interest expense during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a lower level of interest expense on debt obligations of the consolidated CLOs and KREF due to a decrease in interest rates subsequent to December 31, 2019 and (ii) the redemption of our $500 million aggregate principal amount of 6.375% Senior Notes due 2020 in the third quarter of 2019. These decreases were partially offset by the impact of multiple issuances of senior notes subsequent to December 31, 2019, which included: (i) $500 million aggregate principal amount of 3.625% Senior Notes due 2050, (ii) $250 million aggregate principal amount of $3.750% Senior Notes due 2029 and (iii) $750 million aggregate principal amount of 3.500% Senior Notes due 2050. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Operating Results—Distributable Expenses—Interest Expense."

Income (Loss) Before Taxes

The increase in income before taxes during the year ended December 31, 2020 was due primarily to (i) a higher level of total investment income and (ii) a higher level of management fees. These increases were partially offset by (i) a lower level of accrued carried interest and (ii) higher compensation expense, in each case as described above.

Income Tax Expense (Benefit)

For the year ended December 31, 2020, income tax expense was $609.1 million compared to $528.8 million for the prior period. Our effective tax rate under GAAP for the year ended December 31, 2020 was 10.6%. For a discussion of factors that impacted KKR's tax provision, see Financial Statements and Supplementary Data—Note 11 "Income Taxes."

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the year ended December 31, 2020 relates primarily to net income attributable to KKR Holdings representing its ownership interests in the KKR Group Partnership as well as third-party limited partner interests in those investment funds that we consolidate. The increase from the prior period is due primarily to an increase in the number of consolidated funds, partially offset by a decrease in net income attributable to KKR Holdings.
Net Income (Loss) Attributable to KKR & Co. Inc.
    The decrease in net income attributable to KKR & Co. Inc. for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to (i) a lower level of accrued carried interest and (ii) Series C Mandatory Convertible Preferred Stock dividends in each case in 2020. These decreases were partially offset by (i) lower accrued carried interest compensation, (ii) lower level of General, Administrative and Other expenses and (iii) an increase in management fees, in each case in 2020 and as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis)

    The following table provides the Consolidated Statements of Financial Condition on a GAAP basis as of December 31, 2020 and December 31, 2019.

(Amounts in thousands, except per share amounts)
	As of	As of
	December 31, 2020	December 31, 2019

Assets
Cash and Cash Equivalents	$5,363,009	$2,346,713
Investments	69,274,715	54,936,268
Other Assets	5,168,778	3,616,338
Total Assets	$79,806,502	$60,899,319

Liabilities and Equity
Debt Obligations	$33,423,596	$27,013,284
Other Liabilities	5,582,990	3,383,661
Total Liabilities	39,006,586	30,396,945

Stockholders' Equity
KKR & Co. Inc. Stockholders' Equity - Series A and B Preferred Stock	482,554	482,554
KKR & Co. Inc. Stockholders' Equity - Series C Mandatory Convertible Preferred Stock	1,115,792	—
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	12,118,472	10,324,936
Noncontrolling Interests	27,083,098	19,694,884
Total Equity	40,799,916	30,502,374
Total Liabilities and Equity	$79,806,502	$60,899,319

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$21.15	$18.44

    KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $21.15 as of December 31, 2020, up from $18.44 as of December 31, 2019. The increase was primarily attributable to the net income that is attributable to KKR & Co. Inc. common stockholders during 2020, partially offset by dividends to common stockholders.

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(6.0) billion and $(5.7) billion during the years ended December 31, 2020 and 2019, respectively. These amounts primarily included: (i) investments purchased net of proceeds from investments of $(5.9) billion and $(6.0) billion during the years ended December 31, 2020 and 2019, respectively; (ii) net realized gains (losses) on investments of $162.9 million and $497.3 million during the years ended December 31, 2020 and 2019, respectively; (iii) change in unrealized gains (losses) on investments of $3.5 billion and $2.7 billion during the years ended December 31, 2020 and 2019, respectively; and (iv) capital allocation-based income (loss) of $2.2 billion and $2.4 billion during the years ended December 31, 2020 and 2019, respectively. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(153.4) million and $(207.4) million during the years ended December 31, 2020 and 2019, respectively. Our investing activities included: (i) the purchase of fixed assets of $(142.3) million and $(194.6) million during the years ended December 31, 2020 and 2019, respectively and (ii) development of oil and natural gas properties of $(11.1) million and $(12.8) million for the years ended December 31, 2020 and 2019, respectively.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $9.8 billion and $6.5 billion during the years ended December 31, 2020 and 2019, respectively. Our financing activities primarily included: (i) contributions by, net of distributions to, our noncontrolling interests of $4.1 billion and $1.5 billion during the years ended December 31, 2020 and 2019, respectively; (ii) proceeds received net of repayment of debt obligations of $5.3 billion and $5.5 billion during the years ended December 31, 2020 and 2019, respectively; (iii) common stock dividends of $(297.3) million and $(271.5) million during the years ended December 31, 2020 and 2019, respectively; (iv) net delivery of common stock of $(78.3) million and $(91.0) million during the years ended December 31, 2020 and 2019, respectively; (v) repurchases of common stock of $(246.2) million and $(72.1) million during the years ended December 31, 2020 and 2019, respectively; (vi) Series A and B Preferred Stock dividends of $(33.4) million during each of the years ended December 31, 2020 and 2019; (vii) Series C Mandatory Convertible Preferred Stock dividends of $(23.2) million during the year ended December 31, 2020 and (viii) issuance of Series C Mandatory Convertible Preferred Stock of $1.1 billion during the year ended December 31, 2020.

Analysis of Non-GAAP Operating Results

The following is a discussion of the results of our business on a non-GAAP basis for the years ended December 31, 2020 and 2019. You should read this discussion in conjunction with the information included under "—Key Non-GAAP and Other Operating and Performance Measures" and the financial statements and related notes included elsewhere in this report. For a discussion comparing the results of our business on a non-GAAP basis for the years ended December 31, 2019 and 2018, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 18, 2020. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The following tables set forth information regarding KKR's operating results and certain key operating metrics as of and for the years ended December 31, 2020 and 2019.

DISTRIBUTABLE REVENUES

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Distributable Revenues
Fees and Other, Net
Management Fees	$1,417,594	$1,227,236	$190,358
Transaction Fees	949,134	910,932	38,202
Monitoring Fees	127,907	106,289	21,618
Fee Credits	(373,643)	(382,940)	9,297
Total Fees and Other, Net	2,120,992	1,861,517	259,475

Realized Performance Income (Loss)
Carried Interest	1,042,204	1,070,788	(28,584)
Incentive Fees	163,050	65,256	97,794
Total Realized Performance Income (Loss)	1,205,254	1,136,044	69,210

Realized Investment Income (Loss)
Net Realized Gains (Losses)	284,521	189,858	94,663
Interest Income and Dividends	360,138	495,915	(135,777)
Total Realized Investment Income (Loss)	644,659	685,773	(41,114)

Total Distributable Revenues	$3,970,905	$3,683,334	$287,571

DISTRIBUTABLE EXPENSES

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Distributable Expenses
Compensation and Benefits (1)	$1,536,777	$1,446,292	$90,485
Occupancy and Related Charges	58,859	58,888	(29)
Other Operating Expenses	334,680	343,418	(8,738)
Total Distributable Expenses	$1,930,316	$1,848,598	$81,718

AFTER-TAX DISTRIBUTABLE EARNINGS

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
After-tax Distributable Earnings
(+) Total Distributable Revenues	$3,970,905	$3,683,334	$287,571
(-) Total Distributable Expenses	1,930,316	1,848,598	81,718
(=) Total Distributable Operating Earnings	2,040,589	1,834,736	205,853
(-) Interest Expense	211,037	183,682	27,355
(-) Series A and B Preferred Dividends	33,364	33,364	—
(-) Income (Loss) Attributable to Noncontrolling Interests	7,842	4,907	2,935
(-) Income Taxes Paid	265,950	207,479	58,471
After-tax Distributable Earnings	$1,522,396	$1,405,304	$117,092

(1)Includes equity-based compensation of $246.4 million and $207.8 million for the years ended December 31, 2020 and December 31, 2019, respectively.

Distributable Revenues

The following sections discuss distributable revenues for each of our business lines on a disaggregated basis for the years ended December 31, 2020 and 2019.

Private Markets

The following table presents Fees and Other, Net and Realized Performance Income (Loss) in the Private Markets business line for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$958,271	$780,254	$178,017
Transaction Fees	398,859	421,494	(22,635)
Monitoring Fees	127,907	106,289	21,618
Fee Credits	(307,432)	(307,716)	284
Total Fees and Other, Net	$1,177,605	$1,000,321	$177,284

Realized Performance Income (Loss)
Carried Interest	$1,006,564	$1,046,038	$(39,474)
Incentive Fees	14,098	2,316	11,782
Total Realized Performance Income (Loss)	$1,020,662	$1,048,354	$(27,692)

Fees and Other, Net

The increase for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to an increase in management fees and monitoring fees, partially offset by a decrease in transaction fees, net of associated fee credits.

The increase in management fees was primarily due to management fees earned from Asian Fund IV, Next Generation Technology Growth Fund II, and Asia Pacific Infrastructure Investors which entered their investment periods subsequent to December 31, 2019. These increases were partially offset by (i) a decrease in management fees earned from Asian Fund III as it entered its post-investment period in the third quarter of 2020, in which it pays fees based on capital invested rather than capital committed and pays fees at a lower rate, and (ii) a decrease in management fees earned from European Fund IV as it entered its post investment period in the second quarter of 2019, in which it pays fees based on capital invested rather than remaining commitments and capital invested during the investment period.

The increase in monitoring fees was primarily attributable to an increase in recurring monitoring fees compared to the prior period, as well as higher termination payments. Recurring monitoring fees increased $10.5 million, which was primarily the result of an increase in the number of portfolio companies paying monitoring fees. For the year ended December 31, 2020, we had 66 portfolio companies that were paying an average monitoring fee of $1.7 million compared with 59 portfolio companies that were paying an average monitoring fee of $1.7 million for the year ended December 31, 2019. For the year ended December 31, 2020, we received termination payments of $13.2 million in connection with the IPOs of Academy Sports & Outdoors, Inc. (NASDAQ: ASO) and Calisen PLC (LSE: CLSN LN) compared to $2.1 million of termination payments received in the year ended December 31, 2019 relating to the IPO of Trainline PLC. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the IPO and other realization activity in our private equity portfolio.

The decrease in transaction fees was primarily attributable to a decrease in the average size of transaction fee generating investments. During the year ended December 31, 2020, there were 76 transaction fee-generating investments that paid an average fee of $5.2 million compared to 59 transaction fee-generating investments that paid an average fee of $7.1 million during the year ended December 31, 2019. For the year ended December 31, 2020, approximately 36% of these transaction fees were paid by companies in North America, 34% were paid from companies in Europe, and 30% were paid by companies located in the Asia-Pacific region. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments.

Realized Performance Income (Loss)

The following table presents realized carried interest by investment vehicle for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019
	($ in thousands)
North America Fund XI	$203,606	$341,602
2006 Fund	181,899	143,692
Global Infrastructure Investors II	148,882	—
European Fund IV	139,948	221,222
Co-Investment Vehicles and Other	93,650	70,179
Asian Fund II	60,647	126,039
Core Investment Vehicles	57,484	14,449
Global Infrastructure Investors	54,729	—
Asian Fund III	46,347	36,707
Next Generation Technology Growth Fund	13,964	—
Real Estate Partners Americas	4,977	7,439
Asian Fund	431	10,913
European Fund III	—	65,700
European Fund II	—	5,058
China Growth Fund	—	3,038
Total Realized Carried Interest (1)	$1,006,564	$1,046,038
(1)The above table excludes any funds for which there was no realized carried interest during both of the periods presented.

Realized carried interest for the year ended December 31, 2020 consisted primarily of realized gains from the sales Deutsche Glasfaser (telecom sector), Privilege Underwriters, Inc. (financial services sector), LGC Science Group Limited (health care sector), Epicor Software Corporation, The Hut Group Limited and the partial sales of our investment in Fiserv, Inc.

Realized carried interest for the year ended December 31, 2019 consisted primarily of realized gains from the sales of Sedgwick Claims Management Services, Inc. and Trainline PLC and dividends received from our investment in Fiserv, Inc.

Incentive fees increased for the year ended December 31, 2020 primarily due to fees earned from certain separately managed accounts relating to investments in our private equity, core, and infrastructure strategies.

Public Markets
The following table presents Fees and Other, Net and Realized Performance Income (Loss) in the Public Markets business line for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Fees and Other, Net
Management Fees	$459,323	$446,982	$12,341
Transaction Fees	69,792	79,383	(9,591)
Fee Credits	(66,211)	(75,224)	9,013
Total Fees and Other, Net	$462,904	$451,141	$11,763

Realized Performance Income (Loss)
Carried Interest	$35,640	$24,750	$10,890
Incentive Fees	148,952	62,940	86,012
Total Realized Performance Income (Loss)	$184,592	$87,690	$96,902
Fees and Other, Net
The increase for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to an increase in management fees, partially offset by a decrease in transaction fees, net of associated fee credits.
The increase in management fees was primarily attributable to management fees earned from new capital raised within the leveraged credit strategy, the issuance of new CLOs and greater overall FPAUM at our direct lending and private opportunistic credit strategies, partially offset by a lower level of management fees earned in certain alternative credit strategies, most notably special situations.
The decrease in transaction fees was primarily attributable to a decrease in both the number and average size of transaction fee-generating investments during the period. During the year ended December 31, 2020, there were 42 transaction fee-generating investments that paid an average fee of $1.7 million compared to 45 transaction fee-generating investments that paid an average fee of $1.8 million during the year ended December 31, 2019. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. The decrease in fee credits is due primarily to a lower level of transaction fees.
Realized Performance Income (Loss)
The increase for the year ended December 31, 2020 compared to the prior period was primarily attributable to (i) a higher level of incentive fees earned from our hedge fund partnership, Marshall Wace, and (ii) an increased level of realized carried interest earned in certain of our alternative credit funds, partially offset by a lower level of incentive fees earned from BDCs advised by FS/KKR Advisor.

Capital Markets
The following table presents Transaction Fees in the Capital Markets business line for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Transaction Fees	$480,483	$410,055	$70,428

    The increase in transaction fees was primarily due to an increase in the size of capital markets transactions for the year ended December 31, 2020, compared to the year ended December 31, 2019. Overall, we completed 193 capital markets transactions for the year ended December 31, 2020, of which 36 represented equity offerings and 157 represented debt offerings, as compared to 192 transactions for the year ended December 31, 2019, of which 28 represented equity offerings and 164 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
    Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the year ended December 31, 2020, approximately 18% of our transaction fees were earned from unaffiliated third parties as compared to approximately 23% for the year ended December 31, 2019. Our transaction fees are comprised of fees earned from North America, Europe and Asia-Pacific. For the year ended December 31, 2020, approximately 58% of our transaction fees were generated outside of North America as compared to approximately 61% for the year ended December 31, 2019. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our Capital Markets business line does not generate management or monitoring fees.

Principal Activities

The following table presents Realized Investment Income (Loss) in the Principal Activities business line for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Realized Investment Income (Loss)
Net Realized Gains (Losses)	$284,521	$189,858	$94,663
Interest Income and Dividends	360,138	495,915	(135,777)
Total Realized Investment Income (Loss)	$644,659	$685,773	$(41,114)

Realized Investment Income (Loss)
    The decrease in realized investment income for the year ended December 31, 2020 compared to the prior period is primarily due to a decrease in interest income and dividends, partially offset by a higher level of net realized gains. The amount of realized investment income (loss) depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
    For the year ended December 31, 2020, interest income and dividends were comprised of (i) $225.4 million of dividend income from our investment in Fiserv, Inc. ($62.5 million) and Epicor Software Corporation ($27.3 million) as well as distributions received primarily through our real assets investments, including our real estate investment in KREF and (ii) $134.7 million of interest income from our investments in CLOs, investments held at our Capital Markets business line, and to a lesser extent our cash balances.
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
    For the year ended December 31, 2020, net realized gains were comprised of realized gains primarily from the sale of our investments in The Hut Group Limited, Deutsche Glasfaser, and Ivalua SAS, and the partial sales in our investments in Fiserv, Inc. and BridgeBio Pharma, Inc. Partially offsetting these realized gains were realized losses, the most significant of which were realized losses on our investment in LCI Helicopters Limited, Yorktown Center (real estate) and various alternative credit strategy investments.

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
Subsequent to December 31, 2020, we completed, or signed and expect to complete, sales, partial sales or secondary sales with respect to certain private equity portfolio companies and other investments that, if and when completed, are expected to result in realized performance income and realized investment income in excess of $375 million. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including but not limited to regulatory approvals; there can be no assurance if or when any of these transactions will be completed.
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
    Following the KKR Capstone acquisition, KKR's after-tax distributable earnings includes the net income (loss) from KKR Capstone within realized investment income (loss). For the year ended December 31, 2020, total fees attributable to KKR Capstone were $81.5 million and total expenses attributable to KKR Capstone were $65.7 million. For KKR Capstone-related adjustments in reconciling distributable revenues and distributable expenses to GAAP revenues and expenses, respectively, see "—Reconciliations to GAAP Measures."
Distributable Expenses

Compensation and Benefits

The increase for the year ended December 31, 2020 compared to the prior period is primarily due to higher compensation expense recorded in connection with the higher level of distributable revenues. Equity-based compensation charges were higher compared to the prior period primarily resulting from certain equity awards that were granted in the fourth quarter of 2020, which vested immediately.

Occupancy and Other Operating Expenses

The decrease for the year ended December 31, 2020 compared to the prior period is primarily due to a lower level of expenses that are not creditable to our investment funds, in particular a decrease in travel related expenses as a result of the COVID-19 pandemic. These decreases were partially offset by a higher level of professional fees and other administrative costs in connection with the growth of the firm.

Other Components of After-tax Distributable Earnings

Interest Expense

    For the year ended December 31, 2020 and 2019, interest expense relates primarily to the senior notes outstanding for KKR and KFN.
The increase for the year ended December 31, 2020 compared to the prior period is due primarily to the following new issuances during the year ended December 31, 2020: (i) $500 million aggregate principal amount of 3.625% Senior Notes due 2050, (ii) $250 million aggregate principal amount of $3.750% Senior Notes due 2029 and (iii) $750 million aggregate principal amount of 3.500% Senior Notes due 2050. This increase was partially offset by the redemption of our $500 million aggregate principal amount of 6.375% Senior Notes due 2020 in the third quarter of 2019.
Income Taxes Paid
    The increase in income taxes paid is primarily due to a higher level of total distributable operating earnings.

After-tax Distributable Earnings

The increase in after-tax distributable earnings for the year ended December 31, 2020 compared to the prior period was due primarily to a higher level of distributable revenues, partially offset by an increase in distributable expenses, interest expense and income taxes paid.

Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of December 31, 2020 and December 31, 2019:

	As of
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Assets Under Management	$251,679,200	$218,355,100	$33,324,100
Fee Paying Assets Under Management	$186,217,000	$161,209,800	$25,007,200
Uncalled Commitments	$66,960,000	$56,920,600	$10,039,400
The following table presents one of our key performance metrics for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Capital Invested and Syndicated Capital	$34,541,900	$28,055,900	$6,486,000

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2019 to December 31, 2020:

($ in thousands)
December 31, 2019	$119,274,700
New Capital Raised	28,040,000
Distributions and Other	(12,677,300)
Change in Value	14,051,900
December 31, 2020	$148,689,300

AUM for the Private Markets business line was $148.7 billion at December 31, 2020, an increase of $29.4 billion, compared to $119.3 billion at December 31, 2019.

The increase was primarily attributable to new capital raised primarily in Asian Fund IV, Asia Pacific Infrastructure Investors, Property Partners America, Real Estate Partners Americas III, Health Care Strategic Growth Fund II, core investment accounts, and Asia Real Estate Partners, and to a lesser extent, an increase in the value of our Private Markets portfolio. These increases were partially offset by distributions to Private Markets fund investors primarily as a result of realizations, most notably in North America Fund XI, Global Infrastructure Investors II, 2006 Fund, European Fund IV, Asian Fund II, and Global Infrastructure Investors.
The increase in the value of our Private Markets portfolio was driven primarily by net gains of $4.4 billion in Americas Fund XII, $1.9 billion in Asian Fund III, $1.4 billion in our core investment accounts, $1.3 billion in North America Fund XI, and $1.2 billion in Global Infrastructure Investors II. These net gains were partially offset by net losses of $0.4 billion in Asia Fund II.
For the year ended December 31, 2020, the value of our private equity investment portfolio increased 17.1%. This was comprised of a 20.7% increase in value of our privately held investments and a 6.4% increase in share prices of various publicly held or publicly indexed investments. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The most significant increases in value of our privately held investments related to increases in AppLovin Corporation (technology sector), Kokusai Electric Corporation (manufacturing sector), and Internet Brands, Inc. (technology sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Envision Healthcare Corporation (health care sector), Magneti Marelli (industrial sector), and Emerald Media (media sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to an increase in the value of market comparables and individual company performance, and with respect to Kokusai Electric Corporation, an increase in valuation reflecting an agreement to exit the investment. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by the impact of COVID-19 on the economic outlook and overall market environment.
    The most significant increases in share prices of various publicly held or publicly indexed investments were increases in Academy Sports & Outdoor Inc., Hensoldt AG (FRA: HAG), and Max Healthcare Institute Limited (NSE: MAXHEALTH). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were Fiserv, Inc., Laureate Education, Inc. (NASDAQ: LAUR) and BrightView Holdings Inc.
For the year ended December 31, 2019, the value of our private equity investment portfolio increased 27.0%. This was comprised of a 60.7% increase in share prices of various publicly held or publicly indexed investments and a 16.7% increase in value of our privately held investments.
The most significant increases in share prices of various publicly held or publicly indexed investments were increases in Fiserv, Inc., Gardner Denver Holdings, Inc.(renamed Ingersoll Rand Inc. (NYSE: IR) in connection with the merger transaction with Ingersoll Rand Inc.), and BrightView Holdings Inc. (NYSE: BV). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were decreases in Coffee Day Resorts Private Limited (NSE: CCD), RigNet, Inc. (NASDAQ: RNET), and Tarena International, Inc. (NASDAQ: TEDU).
The most significant increases in value of our privately held investments related to increases in KCF Technologies Co. Ltd. (industrial sector), Kokusai Electric Corporation, AppLovin Corporation, and Internet Brands, Inc. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to oil and gas assets held in our energy income and growth portfolio, Envision Healthcare Corporation, and Academy Sports & Outdoor Inc. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, and (iii) with respect to KCF Technologies Co. Ltd. and Kokusai Electric Corporation, increases in valuation reflecting agreements to exit these investments. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.
Public Markets
The following table reflects the changes in our Public Markets AUM from December 31, 2019 to December 31, 2020:

($ in thousands)
December 31, 2019	$99,080,400
New Capital Raised	15,750,300
Distributions and Other	(3,561,000)
Redemptions	(11,047,500)
Change in Value	2,767,700
December 31, 2020	$102,989,900

AUM in our Public Markets business line totaled $103.0 billion at December 31, 2020, an increase of $3.9 billion compared to AUM of $99.1 billion at December 31, 2019.

The increase was primarily attributable to new capital raised related to multiple strategies, most notably $4.5 billion in alternative credit strategies most notably $2.2 billion in our KKR Dislocation Opportunities Fund, $3.9 billion in our hedge fund partnerships, $3.6 billion in leveraged credit strategies, and $2.2 billion in CLOs. Partially offsetting this increase was redemptions and distributions from our hedge fund partnerships and our alternative and leveraged credit strategies. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2019 to December 31, 2020:

($ in thousands)
December 31, 2019	$76,918,100
New Capital Raised	24,357,800
Distributions and Other	(6,296,500)
Net Changes in Fee Base of Certain Funds	(2,463,700)
Change in Value	1,680,200
December 31, 2020	$94,195,900

FPAUM in our Private Markets business line was $94.2 billion at December 31, 2020, an increase of $17.3 billion, compared to $76.9 billion at December 31, 2019.

The increase was primarily attributable to new capital raised of $12.7 billion in Asian Fund IV, $2.4 billion in Asia Pacific Infrastructure Investors, $2.0 billion in our core investment accounts, $1.2 billion in Real Estate Partners Americas III, and $1.1 billion in Asia Real Estate Partners, and to a lesser extent, increases in the value of certain infrastructure funds, which are in their post-investment periods when their fee is based on net asset value. These increases were partially offset by (i) distributions primarily relating to realizations of $1.9 billion in Global Infrastructure Investors II, $1.0 billion in North America Fund XI, $0.9 billion in 2006 Fund, $0.7 billion in Global Infrastructure Investors, and $0.5 billion in Asian Fund II and (ii) net changes in the fee base of both Asian Fund III and Real Estate Partners Americas II as a result of both entering into their post-investment period, during which we earn fees on invested capital rather than committed capital or remaining commitments and invested capital.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from December 31, 2019 to December 31, 2020:

($ in thousands)
December 31, 2019	$84,291,700
New Capital Raised	16,025,700
Distributions and Other	(4,323,800)
Redemptions	(7,443,200)
Change in Value	3,470,700
December 31, 2020	$92,021,100

FPAUM in our Public Markets business line was $92.0 billion at December 31, 2020, an increase of $7.7 billion compared to $84.3 billion at December 31, 2019.

The increase was primarily due to new capital raised related to multiple strategies, most notably $4.5 billion in alternative credit strategies most notably $1.0 billion in our KKR Dislocation Opportunities Fund, $3.9 billion in both our hedge fund partnerships and certain leveraged credit strategies, and $2.2 billion in CLOs. Partially offsetting this increase was redemptions primarily in our hedge fund partnerships and distributions to fund investors in our alternative credit and leveraged credit investment funds. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Uncalled Commitments
Private Markets
As of December 31, 2020, our Private Markets business line had $56.6 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $46.8 billion as of December 31, 2019. The increase was primarily attributable to new capital raised, which was partially offset by capital called from fund investors to make investments during the period. See "—Analysis of Non-GAAP Operating Results—Other Operating and Performance Measures—Assets Under Management—Private Markets" for a detailed discussion on new capital raised for the year ended December 31, 2020.
Public Markets
As of December 31, 2020, our Public Markets business line had $10.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $10.1 billion as of December 31, 2019. The increase was primarily attributable to new capital raised in various alternative credit strategies, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested and Syndicated Capital
Private Markets Capital Invested
    For the year ended December 31, 2020, Private Markets had $19.2 billion of capital invested as compared to $14.1 billion for the year ended December 31, 2019. The increase was driven primarily by a $4.3 billion increase in capital invested in our private equity strategies (including core, growth equity, and impact investments) and a $0.8 billion increase in capital invested in our real assets strategies. Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods. During the year ended December 31, 2020, 38% of capital deployed in private equity, which includes core, growth equity and impact investments, was in transactions in Europe, 35% was in North America, and 27% was in the Asia-Pacific region.
Public Markets Capital Invested
    For the year ended December 31, 2020, Public Markets had $10.3 billion of capital invested as compared to $10.1 billion for the year ended December 31, 2019. The increase was primarily due to capital deployed in our dislocation opportunities strategy, partially offset by a lower level of capital deployed in our direct lending credit strategy. During the year ended December 31, 2020, 67% of capital deployed was in transactions in North America, 31% was in Europe, and 2% was in the Asia-Pacific region.
Capital Markets Syndicated Capital
For the year ended December 31, 2020, Capital Markets syndicated $5.0 billion of capital as compared to $3.9 billion for the year ended December 31, 2019. The increase was primarily due to an increase in the number of syndication transactions in the year ended December 31, 2020 as compared to the year ended December 31, 2019. Overall, we completed 24 syndication transactions for the year ended December 31, 2020 as compared to 21 syndications for the year ended December 31, 2019. The size and frequency of syndication transactions depend in large part on market conditions and other factors that are unpredictable and outside our control, which may negatively impact the fees generated by our capital markets business from syndication transactions.

Non-GAAP Balance Sheet Measures
The following tables present information with respect to our book assets, book liabilities, and book value as of December 31, 2020 and December 31, 2019:

BOOK ASSETS

	As of
	December 31, 2020	December 31, 2019
	($ in thousands)
Book Assets
Cash and Short-term Investments	$5,961,083	$2,783,905
Investments	14,991,914	13,026,387
Net Unrealized Carried Interest (1)	2,625,935	1,982,251
Tax Assets	43,446	111,719
Other Assets (2)	4,198,641	3,716,189
Total Book Assets	$27,821,019	$21,620,451

BOOK LIABILITIES

	As of
	December 31, 2020	December 31, 2019
	($ in thousands)
Book Liabilities
Debt Obligations - KKR (ex-KFN)	$4,688,460	$3,097,460
Debt Obligations - KFN	948,517	948,517
Tax Liabilities	529,412	169,997
Other Liabilities	857,764	514,236
Total Book Liabilities	$7,024,153	$4,730,210

BOOK VALUE

	As of
	December 31, 2020	December 31, 2019
	($ in thousands)
Book Value
(+) Total Book Assets	$27,821,019	$21,620,451
(-) Total Book Liabilities	7,024,153	4,730,210
(-) Noncontrolling Interests	29,510	26,291
(-) Series A and B Preferred Stock	500,000	500,000
Book Value	$20,267,356	$16,363,950

Book Value Per Adjusted Share	$23.09	$19.24
Adjusted Shares (3)	877,613,164	850,388,924
(1)The following table provides net unrealized carried interest by business line:

	As of
	December 31, 2020	December 31, 2019
	($ in thousands)
Private Markets Business Line	$2,560,101	$1,832,581
Public Markets Business Line	65,834	149,670
Total	$2,625,935	$1,982,251
(2)Other Assets include KKR's ownership interest in FS/KKR Advisor and minority ownership interests in hedge fund partnerships.
(3)Includes shares of KKR & Co. Inc. common stock assuming conversion of all shares of Series C Mandatory Convertible Preferred Stock as of December 31, 2020.
Book Value Per Adjusted Share
Book value per adjusted share increased 20% from December 31, 2019. The increase was primarily attributable to (i) the net appreciation in the value of our investment portfolio, including investments held by KKR as well as investments held through investment funds, such as KKR's private equity, real assets and alternative credit funds, where KKR is entitled to earn carried interest and (ii) after-tax distributable earnings during the period. Partially offsetting this increase is the payment of dividends during the period. For the year ended December 31, 2020, the value of KKR's balance sheet portfolio, on a non-GAAP basis, increased 18% and KKR's overall private equity portfolio increased 17%. The increases in KKR's balance sheet portfolio and net unrealized carried interest was primarily due to mark-to-market net gains in our portfolio companies. For a further discussion, see "—Consolidated Results of Operations—Unrealized Gains and Losses from Investment Activities" and "—Analysis of Non-GAAP Operating Results—Distributable Revenues—Principal Activities." For a discussion of the changes in KKR's private equity portfolio, see "—Analysis of Non-GAAP Operating Results—Other Operating and Performance Measures—AUM." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Operating Results" and for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations, see "—Business Environment."

The following table presents the holdings of our investments by asset class as of December 31, 2020. To the extent investments in our book assets are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs. For example, we have recognized certain net unrealized losses in our credit investment portfolio held at our India debt finance company, of which we own 50.3% of its equity. As of December 31, 2020, KKR’s 50.3% interest in our India debt finance company had a cost basis of approximately $184 million, comprised of invested capital of $100 million plus reinvested earnings. If the value of our investment is ultimately realized at the current carrying value of $70 million, future realized investment losses of approximately $114 million would be recognized based on valuations as of December 31, 2020, which would reduce after-tax distributable earnings in future periods.

	As of December 31, 2020
	($ in thousands)
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Funds / SMAs	$3,949,771	$6,445,077	43.0%
Private Equity Co-Investments and Other Equity	1,476,638	3,719,477	24.8%
Private Equity Total	5,426,409	10,164,554	67.8%

Energy	781,622	724,848	4.8%
Real Estate	1,247,835	1,324,660	8.8%
Infrastructure	362,278	428,878	2.9%
Real Assets Total	2,391,735	2,478,386	16.5%

Alternative Credit	780,097	689,068	4.6%
CLOs	866,140	798,279	5.3%
Other Credit	151,200	161,187	1.1%
Credit Total	1,797,437	1,648,534	11.0%

Other	1,012,207	700,440	4.7%

Total Investments	$10,627,788	$14,991,914	100.0%

	December 31, 2020
	($ in thousands)
Significant Investments: (2)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
Fiserv, Inc. (NASDAQ: FISV)	$614,098	$1,332,169	8.9%
BridgeBio Pharma, Inc. (NASDAQ: BBIO)	70,919	974,317	6.5%
USI, Inc.	531,425	884,634	5.9%
PetVet Care Centers, LLC	243,188	559,333	3.7%
Heartland Dental LLC	320,626	545,064	3.6%
Total Significant Investments	1,780,256	4,295,517	28.6%

Other Investments	8,847,532	10,696,397	71.4%
Total Investments	$10,627,788	$14,991,914	100.0%

(1)Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority ownership of subsidiaries that operate KKR's asset management and other businesses, including the general partner interests of KKR's investment funds.
(2)Significant Investments include the top five investments based on their fair values as of December 31, 2020. Significant Investments exclude (i) investments expected to be syndicated, (ii) investments expected to be transferred in connection with a new fundraising, and (iii) investments in funds and other entities that are owned by one or more third parties and established for the purpose of making investments. Accordingly, this list of Significant Investments should not be relied upon as a substitute for the "Holdings by Asset Class" pie chart above for information about the asset class exposure of KKR's balance sheet. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

Reconciliations to GAAP Measures
    The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures for the year ended December 31, 2020 and 2019:
Revenues

	Year Ended
	December 31, 2020	December 31, 2019
	($ in thousands)
Total GAAP Revenues	$4,230,891	$4,220,900
(+) Management Fees - Consolidated Funds and Other	603,508	464,190
(-) Fee Credits - Consolidated Funds	74,229	42,041
(-) Capital Allocation-Based Income (Loss) (GAAP)	2,224,100	2,430,425
(+) Realized Carried Interest	1,042,204	1,070,788
(+) Realized Investment Income (Loss)	644,659	685,773
(-) Revenue Earned by Other Consolidated Entities	21,054	116,435
(-) Capstone Fees	81,452	—
(-) Expense Reimbursements	149,522	169,416
Total Distributable Revenues	$3,970,905	$3,683,334
Expenses

	Year Ended
	December 31, 2020	December 31, 2019
	($ in thousands)
Total GAAP Expenses	$2,933,132	$2,908,431
(-) Equity-based and Other Compensation - KKR Holdings L.P.	80,739	91,921
(-) Unrealized Performance Income Compensation	467,485	520,033
(-) Amortization of Intangibles	1,570	1,674
(-) Strategic Corporate Transaction-Related Charges (1)	20,073	—
(-) Reimbursable Expenses	177,834	196,694
(-) Expenses relating to Other Consolidated Entities	144,072	187,056
(-) Capstone Expenses	65,666	—
(+) Other	(45,377)	(62,455)
Total Distributable Expenses	$1,930,316	$1,848,598
(1)Represents transaction costs related to the acquisition of Global Atlantic.

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Year Ended
	December 31, 2020	December 31, 2019
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,945,954	$1,971,685
(+) Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	1,207,934	1,369,671
(+) Equity-based and Other Compensation - KKR Holdings L.P.	80,739	91,296
(+) Amortization of Intangibles and Other, net	114,094	226,422
(+) Strategic Corporate Transaction-Related Charges (1)	20,073	—
(+) Non-recurring Items (2)	88,322	22,839
(-) Net Unrealized Carried Interest	1,070,803	1,263,046
(-) Net Unrealized Gains (Losses)	1,697,740	1,854,867
(+) Series C Mandatory Convertible Preferred Stock	23,191	—
(+) Unrealized Performance Income Compensation	467,485	520,033
(+) Income Tax Expense (Benefit)	609,097	528,750
(-) Income Taxes Paid	265,950	207,479
After-tax Distributable Earnings	$1,522,396	$1,405,304
(1)Represents transaction costs related to the acquisition of Global Atlantic.
(2)Represents an $88.3 million non-recurring impairment charge taken on one of our equity method investments during the year ended December 31, 2020 and a $22.8 million non-recurring make-whole premium associated with KKR’s refinancing of its 6.375% Senior Notes due 2020 during the year ended December 31, 2019.

The following tables provide reconciliations of certain of KKR's GAAP Consolidated Statements of Financial Condition measures to our non-GAAP balance sheet measures as of December 31, 2020 and December 31, 2019:
Assets

	As of
	December 31, 2020	December 31, 2019
	($ in thousands)
Total GAAP Assets	$79,806,502	$60,899,319
(-) Impact of Consolidation of Funds and Other Entities	49,236,961	37,453,629
(-) Carry Pool Reclassification	1,916,669	1,448,879
(-) Other Reclassifications	831,853	376,360
Total Book Assets	$27,821,019	$21,620,451
Liabilities

	As of
	December 31, 2020	December 31, 2019
	($ in thousands)
Total GAAP Liabilities	$39,006,586	$30,396,945
(-) Impact of Consolidation of Funds and Other Entities	29,233,911	23,841,496
(-) Carry Pool Reclassification	1,916,669	1,448,879
(-) Other Reclassifications	831,853	376,360
Total Book Liabilities	$7,024,153	$4,730,210

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	December 31, 2020	December 31, 2019
	($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	$12,118,472	$10,324,936
(+) Impact of Consolidation of Funds and Other Entities	538,156	327,826
(-) Other Reclassifications	17,446	17,446
(+) Noncontrolling Interests Held by KKR Holdings L.P.	6,512,382	5,728,634
(+) Series C Mandatory Convertible Preferred Stock	1,115,792	—
Book Value	$20,267,356	$16,363,950

The following table provides reconciliations of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	December 31, 2020	December 31, 2019
GAAP Shares of Common Stock Outstanding	572,893,738	560,007,579
Adjustments:
KKR Holdings Units (1)	275,626,493	290,381,345
Common Stock - Series C Mandatory Convertible Preferred Stock (2)	29,092,933	—
Adjusted Shares (3)	877,613,164	850,388,924

Unvested Shares of Common Stock and Other Exchangeable Securities (4)	23,892,201	22,712,604
(1)Common stock that may be issued by KKR & Co. Inc. upon exchange of units in KKR Holdings for shares of common stock.
(2)Assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of KKR & Co. Inc. common stock on December 31, 2020.
(3)Amounts exclude unvested equity awards granted under our Equity Incentive Plans.
(4)Represents equity awards and other exchangeable securities granted under our Equity Incentive Plans. The issuance of common stock of KKR & Co. Inc. pursuant to awards and other exchangeable securities under our Equity Incentive Plans dilutes KKR common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. Excludes 21.9 million of market condition awards that did not met their market-price based vesting conditions as of December 31, 2020. This includes the award of 2,500,000 restricted stock units granted to each of our Co-Presidents/Co-Chief Operating Officers during 2017. Subsequent to December 31, 2020, the market price of KKR common stock maintained a closing market price of $40 per share for 10 consecutive trading days on January 21, 2021, satisfying the market-price based vesting condition for the 2.5 million of restricted stock units granted to each of our Co-Presidents/Co-Chief Operating Officers. See Financial Statements and Supplementary Data—Note 12 "Equity Based Compensation."
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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of December 31, 2020, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities."

As of December 31, 2020, netting holes in excess of $50 million existed at two of our private equity funds, which were Americas Fund XII of $524 million and Asian Fund II of $346 million. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. The following describes these sources of liquidity.

Revolving Credit Agreements, Senior Notes, KFN Debt Obligation, KFN Securities and Real Estate Financing

For a discussion of KKR's debt obligations, including our revolving credit agreements, senior notes, KFN debt obligations, KFN securities and corporate real estate financing, see Financial Statements and Supplementary Data—Note 10 "Debt Obligations."

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to:

•continue to support and grow our business lines, including seeding new strategies, funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies, pay the costs related to fundraising and launching of new strategies, and otherwise supporting investment vehicles which we sponsor;

•warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, vehicles, accounts or CLOs pending the contribution of committed capital by the investors in such vehicles, and advancing capital to them for operational or other needs;

•service debt obligations including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments;

•fund cash operating expenses and contingencies, including litigation matters;

•pay corporate income taxes and other taxes;

•pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•pay cash dividends in accordance with our dividend policy for our common stock or the terms of our preferred stock;

•underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;

•support and acquire other assets for our Principal Activities business line, including other businesses, investments and assets, some of which may be required to satisfy regulatory requirements for our capital markets business or risk retention requirements for CLOs (to the extent it continues to apply); and

•repurchase KKR's common stock or retire equity awards pursuant to the share repurchase program or other securities issued by KKR.

For a discussion of KKR's share repurchase program, see Financial Statements and Supplementary Data—Note 15 "Equity—Share Repurchase Program."

Our liquidity needs also included the funding of the acquisition of Global Atlantic, which was completed on February 1, 2021, for which we used $2.9 billion of cash on our balance sheet. In addition, with respect to Global Atlantic's business, their overall liquidity framework and cash management approach is based on: (1) building an investment portfolio that is cash flow matched, providing cash inflows from their assets to meet their expected cash outflows in their base case to pay their liabilities, and (2) maintaining access to sufficient liquidity through other sources to meet their needs under scenarios that differ from their base case. Global Atlantic’s primary sources of liquidity, outside of the inflows from their investment portfolio, generally include: cash inflows in respect of new premiums, policyholder deposits, reinsurance transactions, funding agreements, including through memberships in Federal Home Loan Banks, advances under their revolving credit facility, committed repurchase agreements, uncommitted financing, such as repurchase agreements, which are accessible in normal market environments, and the sale of assets within their investment portfolio. Global Atlantic’s uses of liquidity generally include payments to policyholders, payments related to investment, reinvestment, reinsurance or funding agreement activity, interest expense, collateral posted or returned in respect of their derivative contracts, and operating expenses.

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

The following table presents our uncalled commitments to our active investment funds as of December 31, 2020:

Uncalled Commitments
Private Markets	($ in thousands)
Asian Fund IV	$1,000,000
Core Investment Vehicles	920,000
Property Partners Americas	355,800
Americas Fund XII	319,100
Asian Fund III	226,800
Asia Real Estate Partners	250,000
Asia Pacific Infrastructure Investors	250,000
Real Estate Partners Europe II	200,000
Global Infrastructure Investors III	185,900
Next Generation Technology Growth II	117,400
Energy Income and Growth Fund II	103,600
European Fund V	96,400
Health Care Strategic Growth Fund	95,500
Global Impact Fund	55,900
Real Estate Partners Americas II	47,700
Real Estate Credit Opportunity Partners II	31,900
Other Private Markets Vehicles	1,261,700
Total Private Markets Commitments	5,517,700

Public Markets
Dislocation Opportunities Fund	310,000
Lending Partners Europe II	41,200
Special Situations Fund II	26,800
Private Credit Opportunities Partners II	16,900
Lending Partners III	13,100
Lending Partners Europe	11,300
Other Public Markets Vehicles	336,900
Total Public Markets Commitments	756,200

Total Uncalled Commitments	$6,273,900
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets primarily in our Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in our Capital Markets business line. As of December 31, 2020, these commitments amounted to $232.0 million and $578.8 million, respectively.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has arrangements with third parties, which reduce our risk when underwriting certain debt transactions, and thus our unfunded commitments as of December 31, 2020 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
On January 14, 2020, KKR committed to invest up to an additional $150 million in our India debt finance company to support its alternative credit business in India. As of December 31, 2020, none of the $150 million commitment has been invested.

Tax Receivable Agreement
We may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings, which may result in an increase in our tax basis of the assets of KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former limited partners who have exchanged KKR Holdings units for KKR's common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the agreement. As of December 31, 2020, an undiscounted payable of $204.0 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of December 31, 2020, approximately $43.0 million of cumulative cash payments have been made under the tax receivable agreement.
Dividends
A dividend of $0.135 per share of our common stock has been declared for the quarter ended December 31, 2020, which will be paid on March 9, 2021 to holders of record of our common stock as of the close of business on February 22, 2021.
A dividend of $0.421875 per share of Series A Preferred Stock has been declared and set aside for payment on March 15, 2021 to holders of record of Series A Preferred Stock as of the close of business on March 1, 2021. A dividend of $0.406250 per share of Series B Preferred Stock has been declared and set aside for payment on March 15, 2021 to holders of record of Series B Preferred Stock as of the close of business on March 1, 2021. A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and set aside for payment on March 15, 2021 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on March 1, 2021.
When KKR & Co. Inc. receives distributions from KKR Group Partnership, KKR Holdings and KKR Holdings II receive their pro rata share of such distributions from KKR Group Partnership.
The declaration and payment of dividends to our common stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. Our current dividend policy is to pay dividends to holders of our common stock in an annual aggregate amount of $0.58 per share (or a quarterly dividend of $0.145 per share) beginning with any dividend to be announced with respect to the results for the first quarter of 2021, subject to the discretion of our board of directors based on a number of factors, including KKR’s future financial performance and other considerations that the board deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our common stock will be maintained. Furthermore, the declaration and payment of distributions by KKR Group Partnership and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements and the terms of the preferred units of KKR Group Partnership.
Preferred Stock

For a discussion of KKR's equity, including our preferred stock, see Financial Statements and Supplementary Data—Note 15 "Equity."

Other Liquidity Needs
From time to time, we fund various underwriting, syndication and fronting commitments in our capital markets business in connection with the arranging or underwriting of loans, securities or other financial instruments, for which we may draw all or substantially all of our availability for borrowings under both the KCM Short-Term Credit Agreement and KCM Credit

Agreement. We generally expect these borrowings to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment.
Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2020 excluding consolidated funds and CFEs with a reconciliation of such amounts to the anticipated future cash payments of KKR including consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$6,273.9	$—	$—	$—	$6,273.9
Debt payment obligations (2)	—	242.3	48.5	5,345.4	5,636.2
Interest obligations on debt payment obligations (3)	262.8	422.8	421.0	2,991.2	4,097.8
Underwriting commitments (4)	413.1	—	—	—	413.1
Lending commitments (5)	165.7	—	—	—	165.7
Purchase commitments (6)	82.0	—	—	—	82.0
Lease obligations	29.2	48.4	32.0	95.1	204.7
Total Contractual Obligations of KKR	7,226.7	713.5	501.5	8,431.7	16,873.4
(+) Uncalled commitments of consolidated funds (7)	12,522.9	—	—	—	12,522.9
(+) Debt payment obligations of consolidated funds, CFEs and Other (8)	4,814.2	2,407.7	122.2	20,030.9	27,375.0
(+) Corporate real estate borrowings (9)	490.0	—	—	—	490.0
(+) Interest obligations of consolidated funds, CFEs and Other (10)	636.9	933.9	840.6	1,886.1	4,297.5
(+) Purchase commitments of consolidated funds (11)	471.9	—	—	—	471.9
Total Consolidated Contractual Obligations	$26,162.6	$4,055.1	$1,464.3	$30,348.7	$62,030.7
(1)These uncalled commitments represent amounts committed by us to fund a portion of the purchase price paid for each investment made by our investment funds which are actively investing. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the pace at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See "—Liquidity—Liquidity Needs."
(2)Amounts include: (i) $797.1 million aggregate principal amount of 1.625% Senior Notes due 2029 issued by KKR Group Finance Co. V LLC (denominated in euro), $750 million aggregate principal amount of 3.750% Senior Notes due 2029 issued by KKR Group Finance Co. VI LLC, $500 million aggregate principal amount of 3.625% Senior Notes due 2050 issued by KKR Group Finance Co. VII LLC, $750 million aggregate principal amount of 3.500% Senior Notes due 2050 issued by KKR Group Finance Co. VIII LLC, $500 million aggregate principal amount of 5.500% Senior Notes due 2043 issued by KKR Group Finance Co. II LLC and $1,000 million aggregate principal amount of 5.125% Senior Notes due 2044 issued by KKR Group Finance Co. III LLC, gross of unamortized discount; (ii) $390.6 million aggregate principal amount of 0.509% Senior Notes due 2023, 0.764% Senior Notes due 2025 and 1.595% Senior Notes due 2038 issued by KKR Group Finance Co. IV LLC (denominated in Japanese Yen); (iii) $500 million aggregate principal amount of 5.500% Senior Notes due 2032 issued by KFN, gross of unamortized discount; (iv) $120 million aggregate principal amount of 5.200% Senior Notes due 2033 issued by KFN; (v) $70.0 million aggregate principal amount of 5.400% Senior Notes due 2033 issued by KFN; and (vi) $258.5 million aggregate principal amount of junior subordinated notes issued by KFN, gross of unamortized discount. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.
(3)These interest obligations on debt represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2020 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2020, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.
(4)Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.
(5)Represents obligations in our capital markets business to lend under various revolving credit facilities.
(6)Represents commitments of KKR and KFN to fund the purchase of various investments.
(7)Represents uncalled commitments of our consolidated funds excluding KKR's portion of uncalled commitments as the general partner of the respective funds. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the pace at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See "—Liquidity—Liquidity Needs."
(8)Amounts include (i) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $8.5 billion, (ii) debt securities issued by our consolidated CLOs of $17.3 billion and (iii) borrowings collateralized by specific investments and other assets held directly by majority-owned investment vehicles of $1.6 billion. Debt securities issued by consolidated CLO entities are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.
(9)Represents a debt obligation in connection with the ownership of KKR office space.
(10)The interest obligations on debt of our CFEs and other borrowings represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2020 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2020, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.
(11)Represents commitments of consolidated funds to fund the purchase of various investments.

The commitment table above excludes KKR's commitment to invest up to an additional $150 million in our India finance company to support its alternative credit business in India. Additionally, the commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. See "—Liquidity Needs—Tax Receivable Agreement" in this report and "Risk Factors—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our common stock for KKR Group Partnership Units and related transactions, and the timing and value of these tax attributes differ from those of our restricted stock units."

We may incur contingent liabilities for claims that may be made against us in the future. We enter into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of our investment funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that we have made. KKR has also provided certain guarantees for fraud, willful misconduct, bankruptcy and other customary wrongful acts in connection with the financing of KKR's corporate real estate and certain investment vehicles. KKR has also (i) provided credit support regarding repayment and funding obligations to third-party lenders to certain of its employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and a structured investment vehicle and (ii) provided credit support to one of our hedge fund partnerships. We have also indemnified employees and non-employees against potential liabilities, in connection with their service as described under "Certain Relationships and Related Transactions, and Director Independence—Indemnification of Directors, Officers and Others." In addition, we have also provided credit support to certain of our subsidiaries' obligations in connection with certain investment vehicles or partnerships that we manage. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions, and we have also agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of certain investment vehicles. Our maximum exposure under these arrangements is currently unknown as our liabilities for these matters would require a claim to be made against us in the future.

The partnership documents governing our carry-paying funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. See Financial Statements and Supplementary Data—Note 16 "Commitments and Contingencies—Contingent Repayment Guarantees" for further information on KKR's potential clawback obligations.

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
The following discusses certain aspects of our critical accounting policies. For a full discussion of these and all critical accounting policies, see Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies."
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
We classified 6.1% of total investments measured and reported at fair value as Level I at December 31, 2020.
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
We classified 37.6% of total investments measured and reported at fair value as Level II at December 31, 2020.
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
We classified 56.3% of total investments measured and reported at fair value as Level III at December 31, 2020. The valuation of our Level III investments at December 31, 2020 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.

 Level III Valuation Methodologies
With respect to our private equity portfolio, which includes growth equity investments, we generally employ two valuation methodologies when determining the fair value of an investment. The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. In certain cases the results of the discounted cash flow approach can be significantly impacted by these estimates. Other inputs are also used in both methodologies. Also, as discussed in greater detail under "—Business Environment" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in this report, a change in interest rates could have a significant impact on valuations. In addition, when a definitive agreement has been executed to sell an investment, KKR generally considers a significant determinant of fair value to be the consideration to be received by KKR pursuant to the executed definitive agreement.
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
Across the total Level III private equity investment portfolio (including core investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of December 31, 2020, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 39%, 54%, and 7%, respectively.
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
Real asset investments in infrastructure, energy and real estate are valued using one or more of the discounted cash flow analysis, market comparables analysis and direct income capitalization, which in each case incorporates significant assumptions and judgments. Infrastructure investments are generally valued using the discounted cash flow analysis. Key inputs used in this methodology can include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Energy investments are generally valued using a discounted cash flow analysis. Key inputs used in this methodology that require estimates include the weighted average cost of capital. In addition, the valuations of energy investments generally incorporate both commodity prices as quoted on indices and long-term commodity price forecasts, which may be substantially different from, and are currently higher than, commodity prices on certain indices for equivalent future dates. Certain energy investments do not include an illiquidity discount. Long-term commodity price forecasts are utilized to capture the value of the investments across a range of commodity prices within the energy investment portfolio associated with future development and to reflect a range of price expectations. Real estate investments are generally valued using a combination of direct income capitalization and discounted cash flow analysis. Key inputs used in such methodologies that require estimates include an unlevered discount rate and current capitalization rate, and certain real estate investments do not include a minimum illiquidity discount. Certain real estate investments are valued by KKR based on ranges of valuations determined by independent valuation firms. The valuations of real assets investments also use other inputs.
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
On a non-GAAP basis, our energy real asset investments in oil and gas properties as of December 31, 2020 had a fair value of approximately $725 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in book value of $72.5 million. As of December 31, 2020, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that book value would have been approximately $45 million lower.
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
There is inherent uncertainty involved in the valuation of Level III investments and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. Furthermore, the recent market volatility caused by COVID-19 and the uncertainty surrounding its full impact have amplified the possibility that our future valuations may materially change from those reflected as of December 31, 2020. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.
Key unobservable inputs that have a significant impact on our Level III investment valuations as described above are included in Financial Statements and Supplementary Data—Note 5 "Fair Value Measurements."
Level III Valuation Process
The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review.
For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by an independent valuation firm without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firm relies on valuation information available to it as a broker or valuation firm. For credit investments in Public Markets and debt obligations of consolidated CMBS vehicles, an independent valuation firm is generally engaged quarterly by KKR with respect to most investments classified as Level III. The valuation firm either provides a value or provides a valuation range from which KKR's investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of December 31, 2020, less than 4% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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
All Level III valuations are also subject to approval by the global valuation committee, which is comprised of senior employees including investment professionals and professionals from business operations functions, and includes one of KKR's Co-Presidents/Co-Chief Operating Officers and its Chief Financial Officer, General Counsel and Chief Compliance Officer. When valuations are approved by the global valuation committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of the board of directors of KKR & Co. Inc. and are then reported to the board of directors.
As of December 31, 2020, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of December 31, 2020, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of December 31, 2020, investments which represented greater than 5% of total non-GAAP investments consisted of Fiserv, Inc., BridgeBio Pharma Inc., and USI, Inc. valued at $1,332.2 million, $974.3 million, and $884.6 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Fiserv, Inc. and BridgeBio Pharma Inc. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.

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

Recently Issued Accounting Pronouncements
For a full discussion of recently issued accounting pronouncements, see Financial Statements and Supplementary Data—Note 2 "Summary of Significant Accounting Policies."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks primarily relates to movements in the fair value of investments, including the effect that those movements have on our management fees, carried interest, and net gains from investment activities. The fair value of investments may fluctuate in response to changes in the values of investments, foreign currency exchange rates, and interest rates. Additionally, interest rate movements can adversely impact the amount of interest income we receive on credit instruments bearing variable rates and could also impact the amount of interest that we pay on debt obligations bearing variable rates. Following our acquisition of Global Atlantic, we expect to be affected by market risks arising from Global Atlantic’s business. Global Atlantic has material exposure to market volatility in interest rates, credit spreads and equity prices through its insurance liabilities, many of which are structured to have exposure to market level changes, its investment portfolio and its hedge program.

    The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate in order to provide a reader with an indication of the directional impact that a hypothetical adverse movement in certain risks would have on net income attributable to KKR & Co. Inc. as of and for the period ended December 31, 2020. In all cases, these directional impacts are presented after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings. As of December 31, 2020, KKR & Co. Inc. and KKR Holdings held interests in our business of 67.5% and 32.5%, respectively. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.

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

Management of General Business Risk

    KKR has an investment management and distribution committee comprised of senior employees across our business lines, and includes our Co-Presidents/Co-Chief Operating Officers and Chief Financial Officer. The investment management and distribution committee focuses on coordinating investment and distribution activities across the firm. KKR has a risk and operations committee comprised of senior employees from across our business operations, and includes our Co-Presidents/Co- Chief Operating Officers, Chief Financial Officer, General Counsel, and Chief Compliance Officer. The risk and operations committee focuses on KKR's operations and enterprise risk management.

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

Changes in Fair Value

    The majority of our investments as of December 31, 2020, are reported at fair value. Net changes in the fair value of investments impact the net gains (losses) from investment activities in our consolidated statements of operations. Based on investments held as of December 31, 2020, we estimate that an immediate 10% decrease in the fair value of investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR & Co. Inc. would generally be significantly less than the amount described above, given that a significant portion of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments and to a lesser extent our management fees. Because of this, the quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. Inc. before income taxes. The actual impact to individual line items within the consolidated statements of operations would differ from the amounts shown below as a result of (i) the inclusion of amounts attributable to KKR Holdings in individual line items within the consolidated statement of operations, (ii) the elimination of management fees and carried interest as a result of the consolidation of certain investment funds and CFEs, and (iii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of certain investment funds and CFEs.

    Based on the fair value of investments as of December 31, 2020, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2021 from reductions in the following items, if not offset by other factors:

	Management Fees		Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest
	($ in thousands)
10% Decline in Fair Value of Investments (1)	$21,258	(2)	$503,385	(3)	$1,011,954	(3)
(1)An immediate, hypothetical 10% decline in the fair value of investments would also impact our ability to earn incentive fees. Since the majority of our incentive fees are earned at December 31st or September 30th of each calendar year and are not subject to clawback, a 10% decline in fair value would generally result in the recognition of no incentive fees on a prospective basis and result in lower net income relative to prior years where such incentive fees may have been earned.
(2)Represents an annualized reduction in management fees.
(3)Decrease would impact our statement of operations in a single quarter. With respect to carried interest, for purposes of this analysis the impact of preferred returns are ignored.

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

    To the extent that management fees are calculated based on the NAV of the fund's investments, the amount of fees that we may charge will increase or decrease in direct proportion to the effect of changes in the fair value of the fund's investments. The proportion of our management fees that are based on NAV depends on the number and type of funds in existence. For the year ended December 31, 2020, the fund management fees that were recognized based on the NAV of the applicable funds was approximately 22%.

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

    We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated as of December 31, 2020 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2021 from reductions in the following items, net of the impact of foreign exchange hedging strategies, if not offset by other factors:

	Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest
	($ in thousands)
10% Decline in Foreign Currencies Against the U.S. Dollar (1)	$140,169	(2)	$117,896	(2)
(1)An immediate, hypothetical 10% decline in exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated would not be expected to materially impact our management fees or incentive fees. The majority of our funds in which we are entitled to earn incentive fees are denominated in U.S. dollars. Additionally, our management fees that are denominated in non-U.S. dollar currencies are generally hedged.
(2)Decrease would impact our statement of operations in a single quarter. With respect to carried interest, for purposes of this analysis the impact of preferred returns are ignored.

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

Interest Expense

    We and certain consolidated funds, including CLOs, have debt obligations that include revolving credit agreements, certain investment financing arrangements and debt securities issued by CLO vehicles that accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our consolidated funds, including CLOs, would have to make. With respect to consolidated funds and CLOs, the impact on net income attributable to KKR & Co. Inc. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense would not be expected to be material since a substantial portion of this increase would be attributable to noncontrolling interests. With respect to debt obligations held by KKR and not in the consolidated funds or CLOs, as of December 31, 2020, KKR had debt obligations outstanding with an aggregate principal amount of approximately $258.5 million that accrues interest at a variable rate. Our policy is to reduce these risks by employing hedging techniques, including using interest rate swaps. The impact on net income attributable to KKR & Co. Inc. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense, net of the impact of interest rate hedging strategies, would not be expected to be material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of KKR & Co. Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial condition of KKR & Co. Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
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
Fair Value—Level III Investments—Refer to Notes 2, 4, and 5 to the financial statements
Critical Audit Matter Description
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
•We involved more senior, more experienced audit team members to perform audit procedures.
•We tested the design, implementation, and operating effectiveness of controls over the determination of the fair value of Level III Investments.
•With the assistance of fair value specialists, we evaluated management’s process for Level III valuation, including their determination of the unobservable pricing inputs used to estimate fair value.
•We assessed the consistency by which management applied its process.
•We evaluated the Company’s historical ability to accurately estimate fair value of Level III Investments by comparing previous estimates of fair value to market transactions, subsequent to December 31, 2020, where appropriate.

/s/ Deloitte & Touche LLP
New York, New York
February 19, 2021

We have served as the Company's auditor since 2006.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2020	December 31, 2019
Assets
Cash and Cash Equivalents	$5,363,009	$2,346,713
Cash and Cash Equivalents Held at Consolidated Entities	1,144,865	816,441
Restricted Cash and Cash Equivalents	485,583	74,262
Investments	69,274,715	54,936,268
Due from Affiliates	872,994	717,399
Other Assets	2,665,336	2,008,236
Total Assets	$79,806,502	$60,899,319

Liabilities and Equity
Debt Obligations	$33,423,596	$27,013,284
Due to Affiliates	325,177	286,098
Accounts Payable, Accrued Expenses and Other Liabilities	5,257,813	3,097,563
Total Liabilities	39,006,586	30,396,945

Commitments and Contingencies (See Note 16)

Stockholders' Equity (1)
Series A and B Preferred Stock, $0.01 par value. 13,800,000 and 6,200,000 shares, respectively, issued and outstanding as of December 31, 2020 and 2019.	482,554	482,554
Series C Mandatory Convertible Preferred Stock, $0.01 par value. 23,000,000 shares issued and outstanding as of December 31, 2020.	1,115,792	—
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of December 31, 2020 and 2019.	—	—
Series II Preferred Stock, $0.01 par value. 499,999,999 shares authorized, 275,626,493 and 290,381,345 shares, issued and outstanding as of December 31, 2020 and 2019, respectively.	2,756	2,904
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 572,893,738 and 560,007,579 shares, issued and outstanding as of December 31, 2020 and 2019, respectively.	5,729	5,600
Additional Paid-In Capital	8,687,817	8,565,919
Retained Earnings	3,440,782	1,792,152
Accumulated Other Comprehensive Income (Loss)	(18,612)	(41,639)
Total KKR & Co. Inc. Stockholders' Equity	13,716,818	10,807,490
Noncontrolling Interests	27,083,098	19,694,884
Total Equity	40,799,916	30,502,374
Total Liabilities and Equity	$79,806,502	$60,899,319
(1) See Note 1

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of December 31, 2020 and 2019, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs") and (ii) certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR's general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR's beneficial interest therein and any income generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	December 31, 2020
	Consolidated CLOs	Consolidated KKR Funds	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$749,395	$263,024	$1,012,419
Restricted Cash and Cash Equivalents	—	59,490	59,490
Investments	17,706,976	32,699,562	50,406,538
Other Assets	161,621	150,696	312,317
Total Assets	$18,617,992	$33,172,772	$51,790,764

Liabilities
Debt Obligations	$17,372,740	$4,253,645	$21,626,385
Accounts Payable, Accrued Expenses and Other Liabilities	782,056	412,410	1,194,466
Total Liabilities	$18,154,796	$4,666,055	$22,820,851

	December 31, 2019
	Consolidated CLOs	Consolidated KKR Funds	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$634,029	$112,122	$746,151
Restricted Cash and Cash Equivalents	—	34,849	34,849
Investments	14,948,237	20,851,587	35,799,824
Due from Affiliates	—	9,678	9,678
Other Assets	100,221	178,892	279,113
Total Assets	$15,682,487	$21,187,128	$36,869,615

Liabilities
Debt Obligations	$14,658,137	$2,481,937	$17,140,074
Accounts Payable, Accrued Expenses and Other Liabilities	513,057	109,575	622,632
Total Liabilities	$15,171,194	$2,591,512	$17,762,706

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

	For the Years Ended December 31,
	2020	2019	2018
Revenues
Fees and Other	$2,006,791	$1,790,475	$1,841,326
Capital Allocation-Based Income (Loss)	2,224,100	2,430,425	554,510
Total Revenues	4,230,891	4,220,900	2,395,836

Expenses
Compensation and Benefits	2,152,490	2,116,890	1,374,363
Occupancy and Related Charges	72,100	62,728	59,706
General, Administrative and Other	708,542	728,813	655,408
Total Expenses	2,933,132	2,908,431	2,089,477

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	3,642,804	3,161,884	1,254,832
Dividend Income	352,563	318,972	175,154
Interest Income	1,403,440	1,418,516	1,396,532
Interest Expense	(969,871)	(1,043,551)	(876,029)
Total Investment Income (Loss)	4,428,936	3,855,821	1,950,489

Income (Loss) Before Taxes	5,726,695	5,168,290	2,256,848

Income Tax Expense (Benefit)	609,097	528,750	(194,098)

Net Income (Loss)	5,117,598	4,639,540	2,450,946
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	—	(37,352)
Net Income (Loss) Attributable to Noncontrolling Interests	3,115,089	2,634,491	1,357,235
Net Income (Loss) Attributable to KKR & Co. Inc.	2,002,509	2,005,049	1,131,063

Series A Preferred Stock Dividends	23,288	23,288	23,288
Series B Preferred Stock Dividends	10,076	10,076	10,076
Series C Mandatory Convertible Preferred Stock Dividends	23,191	—	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,945,954	$1,971,685	$1,097,699

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$3.45	$3.62	$2.14
Diluted	$3.37	$3.54	$2.06
Weighted Average Shares of Common Stock Outstanding
Basic	562,812,883	545,096,999	514,102,571
Diluted	583,685,352	557,687,512	533,707,039

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net Income (Loss)	$5,117,598	$4,639,540	$2,450,946

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	32,658	(3,398)	(48,764)

Comprehensive Income (Loss)	5,150,256	4,636,142	2,402,182

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	—	(37,352)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	3,123,188	2,632,151	1,326,164

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$2,027,068	$2,003,991	$1,113,370

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

(1)$0.34 per common unit, $0.843750 per Series A preferred unit, and $0.812500 per Series B preferred unit.

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Amounts in Thousands, Except Share and Per Share Data)
The statement below represents KKR & Co. Inc. as a corporation subsequent to the Conversion for the six months ended December 31, 2018:

	Six Months Ended December 31, 2018
	Amounts	Shares
KKR & Co. L.P. Partners' Capital - Common Unitholders
Beginning of Period	$7,940,529	524,341,874
Reclassifications resulting from the Conversion	(7,940,529)	(524,341,874)
End of Period	—	—
Preferred Units
Beginning of Period	482,554	20,000,000
Reclassifications resulting from the Conversion	(482,554)	(20,000,000)
End of Period	—	—
Preferred Stock
Beginning of Period	—	—
Reclassifications resulting from the Conversion	482,554	20,000,000
End of Period	482,554	20,000,000
Common Stock
Beginning of Period	—	—
Reclassifications resulting from the Conversion	5,243	524,341,874
Exchange of KKR Holdings Units	65	6,428,323
Net Delivery of Common Stock	42	4,181,402
Repurchases of Common Stock	(53)	(5,333,251)
Common Stock Issued in Connection with the Purchase of an Investment	52	5,238,889
End of Period	5,349	534,857,237
Series I Preferred Stock
Beginning of Period	—	—
Issuance of Series I Preferred Stock resulting from the Conversion	—	1
End of Period	—	1
Series II Preferred Stock
Beginning of Period	—	—
Issuance of Series II Preferred Stock resulting from the Conversion	3,041	304,107,762
Cancellation of Series II Preferred Stock	(50)	(5,026,523)
End of Period	2,991	299,081,239
Additional Paid-In Capital
Beginning of Period	—
Reclassifications resulting from the Conversion	7,932,245
Exchange of KKR Holdings Units	114,958
Tax Effects - Exchange of KKR Holdings Units and Other	(11,359)
Net Delivery of Common Stock	(45,399)
Repurchases of Common Stock	(120,877)
Equity-Based Compensation	116,817
Common Stock Issued in Connection with the Purchase of an Investment	120,023
End of Period	8,106,408
Retained Earnings
Beginning of Period	—
Net Income (Loss) Attributable to KKR & Co. Inc.	263,898
Series A Preferred Stock Dividends ($0.843750 per share)	(11,644)
Series B Preferred Stock Dividends ($0.812500 per share)	(5,038)
Common Stock Dividends ($0.295 per share)	(155,263)
End of Period	91,953
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(30,699)
Foreign Currency Translation	(8,395)
Exchange of KKR Holdings Units	(551)
End of Period	(39,645)
Total KKR & Co. Inc. Stockholders' Equity	8,649,610
Noncontrolling Interests (See Note 15)	15,610,358
Total Equity	$24,259,968
See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Amounts in Thousands, Except Share and Per Share Data)

	Year Ended December 31, 2019
	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000
End of Period	482,554	20,000,000
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Series II Preferred Stock
Beginning of Period	2,991	299,081,239
Cancellation of Series II Preferred Stock	(87)	(8,699,894)
End of Period	2,904	290,381,345
Common Stock
Beginning of Period	5,349	534,857,237
Exchange of KKR Holdings Units	87	8,699,894
Net Delivery of Common Stock	101	10,135,649
Repurchases of Common Stock	(29)	(2,859,452)
Common Stock Issued in Connection with the Purchase of Investments	92	9,174,251
End of Period	5,600	560,007,579
Additional Paid-In Capital
Beginning of Period	8,106,408
Exchange of KKR Holdings Units	162,761
Tax Effects - Exchange of KKR Holdings Units and Other	4,190
Net Delivery of Common Stock	(91,067)
Repurchases of Common Stock	(72,095)
Equity-Based Compensation	207,789
Common Stock Issued in Connection with the Purchase of Investments	247,933
End of Period	8,565,919
Retained Earnings
Beginning of Period	91,953
Net Income (Loss) Attributable to KKR & Co. Inc.	2,005,049
Series A Preferred Stock Dividends ($1.687500 per share)	(23,288)
Series B Preferred Stock Dividends ($1.625000 per share)	(10,076)
Common Stock Dividends ($0.50 per share)	(271,486)
End of Period	1,792,152
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(39,645)
Foreign Currency Translation	(1,058)
Exchange of KKR Holdings Units	(936)
End of Period	(41,639)
Total KKR & Co. Inc. Stockholders' Equity	10,807,490
Noncontrolling Interests (See Note 15)	19,694,884
Total Equity	$30,502,374
See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Amounts in Thousands, Except Share and Per Share Data)

	Year Ended December 31, 2020
	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000
End of Period	482,554	20,000,000
Series C Mandatory Convertible Preferred Stock
Beginning of Period	—	—
Issuance of Series C Mandatory Convertible Preferred Stock (net of issuance costs)	1,115,792	23,000,000
End of Period	1,115,792	23,000,000
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Series II Preferred Stock
Beginning of Period	2,904	290,381,345
Cancellation of Series II Preferred Stock	(148)	(14,754,852)
End of Period	2,756	275,626,493
Common Stock
Beginning of Period	5,600	560,007,579
Exchange of KKR Holdings Units	148	14,754,852
Net Delivery of Common Stock	83	8,355,264
Repurchases of Common Stock	(102)	(10,209,673)
Clawback of Transfer Restricted Shares	—	(14,284)
End of Period	5,729	572,893,738
Additional Paid-In Capital
Beginning of Period	8,565,919
Exchange of KKR Holdings Units	293,057
Tax Effects - Exchange of KKR Holdings Units and Other	(9,167)
Net Delivery of Common Stock	(78,400)
Repurchases of Common Stock	(246,058)
Equity-Based Compensation	193,750
Transfer of Interests Under Common Control (See Note 1)	14,385
Transfer of Oil and Gas Interests (See Note 2)	(45,669)
End of Period	8,687,817
Retained Earnings
Beginning of Period	1,792,152
Net Income (Loss) Attributable to KKR & Co. Inc.	2,002,509
Series A Preferred Stock Dividends ($1.687500 per share)	(23,288)
Series B Preferred Stock Dividends ( $1.625000 per share)	(10,076)
Series C Mandatory Convertible Preferred Stock Dividends ($1.008300 per share)	(23,191)
Common Stock Dividends ($0.53 per share)	(297,324)
End of Period	3,440,782
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(41,639)
Foreign Currency Translation	24,559
Exchange of KKR Holdings Units	(1,532)
End of Period	(18,612)
Total KKR & Co. Inc. Stockholders' Equity	13,716,818
Noncontrolling Interests (See Note 15)	27,083,098
Total Equity	$40,799,916
See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	For the Years Ended December 31,
	2020	2019	2018
Operating Activities
Net Income (Loss)	$5,117,598	$4,639,540	$2,450,946
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	326,758	297,708	331,708
Net Realized (Gains) Losses on Investments	(162,939)	(497,346)	(534,652)
Change in Unrealized (Gains) Losses on Investments	(3,479,865)	(2,664,538)	(720,180)
Capital Allocation-Based (Income) Loss	(2,224,100)	(2,430,425)	(554,510)
Other Non-Cash Amounts	(53,253)	(45,250)	(23,211)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Consolidation and Other	8,624	(137,498)	45,914
Change in Due from / to Affiliates	(214,227)	(82,508)	(201,196)
Change in Other Assets	(571,336)	954,554	24,226
Change in Accounts Payable, Accrued Expenses and Other Liabilities	1,187,516	327,431	93,536
Investments Purchased	(47,577,486)	(36,678,379)	(35,663,033)
Proceeds from Investments	41,689,017	30,634,556	27,143,977
Net Cash Provided (Used) by Operating Activities	(5,953,693)	(5,682,155)	(7,606,475)

Investing Activities
Purchases of Fixed Assets	(142,258)	(194,569)	(102,664)
Development of Oil and Natural Gas Properties	(11,128)	(12,793)	(2,563)
Proceeds from Sale of Oil and Natural Gas Properties	—	—	26,630
Net Cash Provided (Used) by Investing Activities	(153,386)	(207,362)	(78,597)

Financing Activities
Series A and B Preferred Stock Dividends	(33,364)	(33,364)	(33,364)
Series C Mandatory Convertible Preferred Stock Dividends	(23,191)	—	—
Common Stock Dividends	(297,324)	(271,486)	(322,341)
Distributions to Redeemable Noncontrolling Interests	—	—	(16,100)
Contributions from Redeemable Noncontrolling Interests	—	—	565,553
Distributions to Noncontrolling Interests	(5,160,539)	(3,169,975)	(3,015,655)
Contributions from Noncontrolling Interests	9,242,255	4,669,756	4,359,615
Issuance of Series C Mandatory Convertible Preferred Stock	1,115,792	—	—
Net Delivery of Common Stock (Equity Incentive Plans)	(78,317)	(90,966)	(98,796)
Repurchases of Common Stock	(246,160)	(72,124)	(173,142)
Proceeds from Debt Obligations	16,620,416	14,811,703	17,117,987
Repayment of Debt Obligations	(11,293,648)	(9,310,771)	(11,712,014)
Financing Costs Paid	(42,216)	(47,784)	(55,812)
Net Cash Provided (Used) by Financing Activities	9,803,704	6,484,989	6,615,931

Effect of exchange rate changes on cash, cash equivalents and restricted cash	59,416	432	(24,708)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	3,756,041	595,904	(1,093,849)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	3,237,416	2,641,512	3,735,361
Cash, Cash Equivalents and Restricted Cash, End of Period	$6,993,457	$3,237,416	$2,641,512

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in Thousands)

	For the Years Ended December 31,
	2020	2019	2018
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$1,045,297	$1,032,818	$788,220
Payments for Income Taxes	$179,915	$129,929	$148,141
Payments for Operating Lease Liabilities	$54,056	$50,574	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$327,134	$299,087	$343,443
Common Stock Issued in Connection with the Purchase of Investments	$—	$248,025	$120,075
Non-Cash Contribution from Noncontrolling Interests	$618,452	$—	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$(849,179)	$(262,512)	$779,529
Transfer of Oil and Gas Interests (See Note 2)	$(69,027)	$—	$—
Tax Effects - Exchange of KKR Holdings L.P. Units and Other	$(9,167)	$4,190	$(4,833)
Gain on Sale of Oil and Natural Gas Properties	$—	$—	$15,224
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$79,116	$10,669	$—

Change in Consolidation and Other
Investments	$3,480	$(2,038,205)	$(2,251,865)
Due From Affiliates	$—	$1,642	$—
Other Assets	$46,892	$(19,703)	$(94,853)
Debt Obligations	$259,822	$(1,046,515)	$(3,427,070)
Due to Affiliates	$—	$—	$8,857
Accounts Payable, Accrued Expenses and Other Liabilities	$32,494	$(47,731)	$198,270
Noncontrolling Interests	$(239,258)	$23,123	$593,172
Redeemable Noncontrolling Interests	$—	$(1,122,641)	$—
Gain on Asset Contribution	$—	$—	$312,644

	December 31, 2020	December 31, 2019	December 31, 2018
Reconciliation to the Consolidated Statements of Financial Condition
Cash and Cash Equivalents	$5,363,009	$2,346,713	$1,751,287
Cash and Cash Equivalents Held at Consolidated Entities	1,144,865	816,441	693,860
Restricted Cash and Cash Equivalents	485,583	74,262	196,365
Cash, Cash Equivalents and Restricted Cash, End of Period	$6,993,457	$3,237,416	$2,641,512

See notes to financial statements.

KKR & CO. INC.
NOTES TO FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)

1. ORGANIZATION

KKR & Co. Inc. (NYSE: KKR), through its subsidiaries (collectively, "KKR"), is a leading global investment firm that manages multiple alternative asset classes including private equity, credit and real assets, with strategic partners that manage hedge funds. KKR aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and supporting growth in its portfolio companies and communities. KKR sponsors investment funds that invest in private equity, credit and real assets and has strategic partners that manage hedge funds.

Conversion

On July 1, 2018, KKR & Co. L.P. converted from a Delaware limited partnership to a Delaware corporation named KKR & Co. Inc. (the "Conversion"). Because the Conversion became effective on July 1, 2018, the prior period amounts in the accompanying consolidated financial statements for the six months ended June 30, 2018 reflect KKR as a limited partnership and not a corporation. In this report, references to KKR & Co. Inc. for periods prior to the Conversion mean KKR & Co. L.P., and references to KKR's Class A common stock, Series A Preferred Stock and Series B Preferred Stock for periods prior to the Conversion mean common units, Series A preferred units and Series B preferred units of KKR & Co. L.P., respectively, in each case, except where the context requires otherwise. As a result of the Conversion, the financial impact to the consolidated financial statements contained herein consisted of (i) reclassifications from partnership equity accounts to equity accounts reflective of a corporation and (ii) a partial step-up in the tax basis of certain assets resulting in the recognition of a net income tax benefit.

Reorganization and Acquisition of KKR Capstone

On January 1, 2020, KKR completed an internal reorganization (the "Reorganization"), in which (i) KKR Management Holdings L.P. ("Management Holdings") and KKR International Holdings L.P. ("International Holdings") were combined with KKR Fund Holdings L.P. ("Fund Holdings"), which changed its name to KKR Group Partnership L.P. and became the sole intermediate holding company for KKR's business, (ii) the issuers of each series of KKR’s outstanding senior notes were contributed to KKR Group Partnership and the guarantees by International Holdings and Management Holdings under the senior notes were automatically and unconditionally released and discharged pursuant to the terms of the indentures governing such senior notes, with KKR Group Partnership remaining as a guarantor, and (iii) the ownership interests of certain operating subsidiaries of KKR Group Partnership were reorganized. References to "KKR Group Partnership" for periods prior to the Reorganization mean Fund Holdings, Management Holdings and International Holdings, collectively, and references to "KKR Group Partnership" for periods following the Reorganization mean KKR Group Partnership L.P. References to a "KKR Group Partnership Unit" mean (i) one Class A partner interest in each of Fund Holdings, Management Holdings and International Holdings, collectively, for periods prior to the Reorganization and (ii) one Class A partner interest in KKR Group Partnership for periods following the Reorganization.

Contemporaneously with the Reorganization, KKR acquired KKR Capstone Americas LLC and its affiliates ("KKR Capstone") on January 1, 2020. KKR Capstone was consolidated prior to January 1, 2020 and consequently, this transaction was accounted for as an equity transaction. This transaction resulted in an increase to the KKR Group Partnership equity. Accordingly, both KKR's equity and noncontrolling interests held by KKR Holdings increased for their proportionate share of the KKR Capstone equity-based on their ownership in KKR Group Partnership on January 1, 2020.
Amended and restated its Certificate of Incorporation

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

Notes to Financial Statements (Continued)
KKR & Co. Inc. is the parent company of KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc. As of December 31, 2020, KKR & Co. Inc. held approximately 67.5% of the KKR Group Partnership Units and KKR Holdings held approximately 32.5% of the KKR Group Partnership Units. The percentage ownership in KKR Group Partnership will continue to change as KKR Holdings exchanges its KKR Group Partnership Units for shares of common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of common stock of KKR & Co. Inc. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool and preferred units with economic terms that mirror the Series A Preferred Stock, Series B Preferred Stock and Series C Mandatory Convertible Preferred Stock issued by KKR & Co. Inc.

The following table presents the effect of changes in the ownership interest in the KKR Group Partnership on KKR:

	For the Years Ended December 31,
	2020	2019	2018
Net income (loss) attributable to KKR & Co. Inc.	$2,002,509	$2,005,049	$1,131,063
Transfers from noncontrolling interests:
Exchange of KKR Group Partnership shares held by KKR Holdings L.P.(1)	288,930	161,270	570,898
Change from net income (loss) attributable to KKR & Co. Inc. and transfers from noncontrolling interests held by KKR Holdings	$2,291,439	$2,166,319	$1,701,961
(1) Increase in KKR's stockholders' equity for exchange of 14,754,852, 8,699,894, and 36,890,095 KKR Group Partnership units for the years ended December 31, 2020, 2019, and 2018, respectively, held by KKR Holdings L.P., inclusive of deferred taxes.

Acquisition of Global Atlantic Financial Group

On February 1, 2021, KKR completed its previously announced transaction to acquire Global Atlantic Financial Group Limited (together with its new holding company and its subsidiaries, "Global Atlantic"), a leading retirement and life insurance company. The total purchase price for the transaction was $4.7 billion, subject to certain post-closing purchase price adjustments. Upon closing, KKR holds all of the voting interests in Global Atlantic and owns 61.1% of the economic equity interests in Global Atlantic, which percentage is subject to change due to certain post-closing purchase price adjustments. The remaining economic equity interests in Global Atlantic are owned by new co-investors and former Global Atlantic shareholders. In addition to entering into the insurance business through KKR's indirect ownership of Global Atlantic's insurance subsidiaries, KKR's investment management subsidiary became their investment adviser, which increases KKR's permanent capital base. Given the recent closing, the purchase accounting analysis is still incomplete.

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
COVID-19 and Global Economic and Market Conditions
The novel strain of coronavirus ("COVID-19") has caused, and continues to cause, severe disruptions to the U.S. and global economies. In March 2020, the World Health Organization declared COVID-19 to be a pandemic and the United States declared a national emergency due to the outbreak. In connection with these declarations, various governments around the world have instituted measures to slow the transmissions of COVID-19, which substantially restrict individual and business activities. These measures have included, for example, closures of non-essential businesses, limitations of crowd size, stay-at-home orders, quarantines, heightened border controls and limitations on travel. Governments in the United States and around the world have responded with fiscal and monetary stimuli that aim to provide emergency assistance to individuals and businesses negatively impacted by COVID-19. The outbreak of COVID-19 and the actions taken in response have had far reaching impact on the U.S. and global economies, contributing to significant volatility in the financial markets, resulting in increased volatility in equity prices (including our common stock) and lower interest rates, and causing furloughs and layoffs in the labor market. In recent months, the number of COVID-19 cases rebounded in many countries around the world, including the United States, especially after more infectious strains of the virus started to spread globally. Although a number of vaccines for COVID-19 have been developed or are in the process of development, the timing of widespread vaccination is uncertain and these vaccines may be less effective against any new mutated strains of the virus.
Given the ongoing nature of the outbreak, at this time KKR cannot reasonably predict the magnitude of the ultimate impact that COVID-19 will have on KKR’s business, financial performance and operating results. KKR believes COVID-19's adverse impact on KKR’s business, financial performance and operating results will be significantly driven by a number of factors that KKR is unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic's impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19; and the negative impact on our fund investors, vendors and other business partners that may indirectly adversely affect KKR.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and investment income (loss) during the reporting periods. Such estimates include but are not limited to (i) the valuation of investments and financial instruments and (ii) the determination of the income tax provision. Actual results could differ from those estimates, and such differences could be material to the financial statements.
Principles of Consolidation
The types of entities KKR assesses for consolidation include (i) subsidiaries, including investment advisers, broker-dealers and general partners of investment funds that KKR manages, (ii) entities that have all the attributes of an investment company, like investment funds, (iii) CFEs and (iv) other entities. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.

Notes to Financial Statements (Continued)
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
An entity in which KKR holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity's activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity's activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Limited partnerships and other similar entities where unaffiliated limited partners have not been granted (i) substantive participatory rights or (ii) substantive rights to either dissolve the partnership or remove the general partner ("kick-out rights") are VIEs. KKR's investment funds that are not CFEs (i) are generally limited partnerships, (ii) generally provide KKR with operational discretion and control, and (iii) generally have fund investors with no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, and, as such, the limited partners do not hold kick-out rights. Accordingly, most of KKR's investment funds are categorized as VIEs.
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
Energy Investments held by KKR
On August 18, 2020, KKR transferred all the working and royalty interests in oil and natural gas properties, which were directly held by KKR and not held through investment funds, into a consolidated investment fund. Before the transfer, oil and natural gas activities were accounted for under the successful efforts method of accounting and such working and royalty interests were consolidated based on the proportion of the working and royalty interests held by KKR. Subsequent to the transfer, such working and royalty interests are carried at fair value in accordance with ASC 946, Financial Services - Investment Companies, and recorded within investments in the consolidated statements of financial condition. Any changes in fair value are recorded within Net Gains (Losses) from Investment Activities in the consolidated statements of operations. No gain or loss has been recorded in the consolidated statement of operations as result of the transfer. KKR recognized the differential between the net carrying value of such working and royalty interests and the fair value at the time of the transfer within stockholders' equity. This transaction resulted in an adjustment to the KKR Group Partnership's equity, and accordingly, both KKR's equity and noncontrolling interests held by KKR Holdings were adjusted for their proportionate share based on their ownership in the KKR Group Partnership at the time of transfer. See the consolidated statements of changes in equity and Note 15 "Equity." The fair value has been determined in accordance with KKR’s Level III Valuation Methodologies.
Fair Value Option
For certain investments and other financial instruments, KKR has elected the fair value option. Such election is irrevocable and is applied on a financial instrument by financial instrument basis at initial recognition. KKR has elected the fair value option for certain investments and other financial instruments not held through a consolidated investment fund. Accounting for these investments at fair value is consistent with how KKR accounts for its investments held through consolidated investment funds. Changes in the fair value of such instruments are recognized in Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Interest income on interest bearing credit securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest Income in the consolidated statements of operations.
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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's equity in earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of December 31, 2020, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace").
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

Notes to Financial Statements (Continued)
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
Investments and financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:
Level I - Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date. The types of financial instruments included in this category are publicly-listed equities, securities sold short and certain other derivatives.
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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
Infrastructure investments are generally valued using the discounted cash flow approach, and where applicable, a market approach using comparable companies and transactions. Key inputs used in this methodology can include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as exit EBITDA multiples.

Energy investments are generally valued using a discounted cash flow approach, and where applicable, a market approach using comparable companies and transactions. Key inputs used in our valuations include (i) the weighted average cost of capital, (ii) future commodity prices, as quoted on indices, and long-term commodity price forecasts, and (iii) the asset’s future operating performance.
Real estate investments are generally valued using a combination of direct income capitalization and discounted cash flow analysis. Certain real estate investments are valued by KKR based on ranges of valuations determined by independent valuation firms. Key inputs used in such methodologies that require estimates include an unlevered discount rate and current capitalization rate.
The valuations of real assets investments also use other inputs.
Credit Investments: Credit investments are valued using values obtained from dealers or market makers, and where these values are not available, credit investments are generally valued by KKR based on ranges of valuations determined by an

Notes to Financial Statements (Continued)
independent valuation firm. Valuation models are based on discounted cash flow analyses, for which the key inputs are determined based on market comparables, which incorporate similar instruments from similar issuers.
Real Estate Mortgage Loans: Real estate mortgage loans are illiquid, structured investments that are specific to the underlying property and its operating performance. On a quarterly basis, KKR engages an independent valuation firm to estimate the fair value of each loan. KKR reviews the quarterly loan valuation estimates provided by the independent valuation firm. These loans are generally valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and estimated property value. In the event that KKR's estimate of fair value differs from the fair value estimate provided by the independent valuation firm, KKR ultimately relies solely upon the valuation prepared by the investment personnel of KKR.
Other Investments: With respect to other investments including equity method investments for which the fair value election has been made, KKR generally employs the same valuation methodologies as described above for private equity and real assets investments when valuing these other investments.
Investments and Debt Obligations of Consolidated CMBS Vehicles: Under ASU 2014-13, KKR measures CMBS investments, which are reported within Investments of Consolidated CFEs on the basis of the fair value of the financial liabilities of the CMBS. Debt obligations of consolidated CMBS vehicles are valued based on discounted cash flow analyses. The key input is the expected yield of each CMBS security using both observable and unobservable factors, which may include recently offered or completed trades and published yields of similar securities, security-specific characteristics (e.g., securities ratings issued by nationally recognized statistical rating organizations, credit support by other subordinate securities issued by the CMBS and coupon type) and other characteristics.
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
There is inherent uncertainty involved in the valuation of Level III investments and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. Furthermore, the recent market volatility caused by COVID-19 and the uncertainty surrounding its full impact have amplified the possibility that our future valuations may materially change from those reflected as of December 31, 2020.

Notes to Financial Statements (Continued)
Revenues

For the years ended December 31, 2020, 2019, and 2018 respectively, revenues consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018
Management Fees	$965,664	$824,903	$724,558
Fee Credits	(299,415)	(340,900)	(231,943)
Transaction Fees	950,205	914,329	988,954
Monitoring Fees	127,907	106,289	87,545
Incentive Fees	10,404	—	14,038
Expense Reimbursements	149,522	169,415	146,989
Oil and Gas Revenue	21,054	47,153	51,465
Consulting Fees	81,450	69,286	59,720
Total Fees and Other	2,006,791	1,790,475	1,841,326

Carried Interest	1,719,527	2,041,847	441,529
General Partner Capital Interest	504,573	388,578	112,981
Total Capital Allocation-Based Income (Loss)	2,224,100	2,430,425	554,510

Total Revenues	$4,230,891	$4,220,900	$2,395,836
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

Notes to Financial Statements (Continued)
The following table summarizes KKR's revenues from contracts with customers:

Revenue Type	Customer	Performance Obligation	Performance Obligation Satisfied Over Time or Point In Time (1)	Variable or Fixed Consideration	Payment Terms	Subject to Return Once Recognized	Classification of Uncollected Amounts (2)
Management Fees	Investment funds, CLOs and other vehicles	Investment management services	Over time as services are rendered	Variable consideration since varies based on fluctuations in the basis of the management fee over time	Typically quarterly or annually in arrears	No	Due from Affiliates
Transaction Fees	Portfolio companies and third party companies	Advisory services and debt and equity arranging and underwriting	Point in time when the transaction (e.g., underwriting) is completed	Fixed consideration	Typically paid on or shortly after transaction closes	No	Due from Affiliates (portfolio companies) Other Assets (third parties)
Monitoring Fees
Recurring Fees	Portfolio companies	Monitoring services	Over time as services are rendered	Variable consideration since varies based on fluctuations in the basis of the recurring fee	Typically quarterly in arrears	No	Due from Affiliates
Termination Fees	Portfolio companies	Monitoring services	Point in time when the termination is completed	Fixed consideration	Typically paid on or shortly after termination occurs	No	Due from Affiliates
Incentive Fees	Investment funds and other vehicles	Investment management services that result in achievement of minimum investment return levels	Over time as services are rendered	Variable consideration since contingent upon the investment fund and other vehicles achieving more than stipulated investment return hurdles	Typically paid shortly after the end of the performance measurement period	No	Due from Affiliates
Expense Reimbursements	Investment funds and portfolio companies	Investment management and monitoring services	Point in time when the related expense is incurred	Fixed consideration	Typically shortly after expense is incurred	No	Due from Affiliates
Oil and Gas Revenues	Oil and gas wholesalers	Delivery of oil liquids and gas	Point in time when delivery has occurred and title has transferred	Fixed consideration	Typically shortly after delivery	No	Other Assets
Consulting Fees	Portfolio companies and other companies	Consulting and other services	Over time as services are rendered	Fixed consideration	Typically quarterly in arrears	No	Due from Affiliates
(1)For performance obligations satisfied at a point in time, there were no significant judgments made in evaluating when a customer obtains control of the promised service.
(2)For amounts classified in Other Assets, see Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities." For amounts classified in Due from Affiliates, see Note 13 "Related Party Transactions."
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
Management fees earned from private equity funds generally range from 1.0% to 2.0% of committed capital during the fund's investment period and are generally 0.75% to 1.25% of invested capital after the expiration of the fund's investment period with subsequent reductions over time. Typically, an investment period is defined as a period of up to six years. The actual length of the investment period is often shorter due to the earlier deployment of committed capital. Management fees

Notes to Financial Statements (Continued)
earned from real asset funds generally range from 0.50% to 1.75% and are generally based on the investment fund's average net asset value, capital commitments, or invested capital.
Management fees earned from alternative and liquid credit funds generally range from 0.15% to 1.75%. Such rates may be based on the investment fund's average net asset value, gross assets or invested capital.

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

Management fees earned from KKR's consolidated investment funds and other vehicles are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not impact the net income (loss) attributable to KKR or KKR stockholders' equity.
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
Incentive fees earned from KKR's consolidated investment funds and other vehicles are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds, CLOs, and other vehicles is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not impact the net income (loss) attributable to KKR or KKR stockholders' equity.
Expense Reimbursements
Providing investment management services to investment funds and monitoring KKR’s portfolio companies require KKR to arrange for services on behalf of them. In those situations where KKR is acting as an agent on behalf of its investment funds or portfolio companies, it presents the cost of services on a net basis as a reduction of Revenues. In all other situations, KKR is primarily responsible for fulfilling the services and is therefore acting as a principal for those arrangements for accounting purposes. As a result, the expense and related reimbursement associated with those services is presented on a gross basis. Costs incurred are classified within General, Administrative and Other Expense and reimbursements of such costs are classified as Expense Reimbursements within Revenues on the consolidated statements of operations. After the contract is established, there are no significant judgments made when determining the transaction price.
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
Capital Allocation-Based Income (Loss)
Capital allocation-based income (loss) is earned from those arrangements where KKR has a general partner capital interest and is entitled to a disproportionate allocation of investment income (referred to hereafter as "carried interest"). KKR accounts for its general partner interests in capital allocation-based arrangements as financial instruments under ASC 323, Investments - Equity Method and Joint Ventures ("ASC 323") since the general partner has significant governance rights in the investment funds in which it invests, which demonstrates significant influence. In accordance with ASC 323, KKR records equity method income or loss based on the proportionate share of the income or loss of the investment fund, including carried interest, assuming the investment fund was liquidated as of each reporting date pursuant to each investment fund's governing agreements. Accordingly, these general partner interests are accounted for outside of the scope of ASC 606. Other arrangements surrounding contractual incentive fees through an advisory contract are separate and distinct and accounted for in accordance with ASC 606. In these incentive fee arrangements, accounted for in accordance with ASC 606, KKR’s economics in the entity do not involve an allocation of capital. See "Incentive Fees" above.

Notes to Financial Statements (Continued)
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
KKR earns management fees, incentive fees and capital allocation-based income (loss) from investment funds, CLOs, and other vehicles whose primary focus is making investments in specified geographical locations and earns transaction, monitoring, and consulting fees from portfolio companies located in varying geographies. For the years ended December 31, 2020, 2019, and 2018, over 10% of consolidated revenues were earned in the United States. For the year ended December 31, 2020, 59%, 21% and 20% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2019, 55%, 22%, and 23% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2018, 62%, 25%, and 13% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle or where the portfolio company is headquartered. Oil and gas revenue is included within Americas since all KKR’s oil and natural gas properties are located in the United States.
For the year ended December 31, 2020, revenues from two of KKR’s flagship private equity funds contributed more than 10% of KKR's total consolidated revenues representing approximately $1.6 billion of total consolidated revenues. For the year ended December 31, 2019, revenues from two of KKR’s flagship private equity funds contributed more than 10% of KKR's total consolidated revenues representing approximately $1.1 billion of total consolidated revenues. For the year ended December 31, 2018, none of KKR's flagship funds contributed more than 10% of KKR's total consolidated revenues.

Additionally, KKR’s fixed assets are predominantly located in the United States.

Compensation and Benefits

Compensation and Benefits expense includes (i) base cash compensation consisting of salaries and wages, (ii) benefits, (iii) carry pool allocations, (iv) equity-based compensation, and (v) discretionary cash bonuses.
To supplement base cash compensation, benefits, carry pool allocations, and equity-based compensation, KKR typically pays discretionary cash bonuses, which are included in Compensation and Benefits expense in the consolidated statements of operations, based principally on the level of (i) management fees and other fee revenues (including incentive fees), (ii) realized carried interest and (iii) realized investment income earned during the year. The amounts paid as discretionary cash bonuses, if any, are at KKR’s sole discretion and vary by individual to individual and from period to period, including having no cash bonus. KKR accrues discretionary cash bonuses when payment becomes probable and reasonably estimable which is generally in the period when KKR makes the decision to pay discretionary cash bonuses and is based upon a number of factors, including the recognition of fee revenues, realized carried interest, realized investment income and other factors determined during the year.
KKR decides whether to pay a discretionary cash bonus and determines the percentage of applicable revenue components to pay compensation only upon the occurrence of the realization event. There is no contractual or other binding obligation that requires KKR to pay a discretionary cash bonus to its employees, except in limited circumstances.
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

Notes to Financial Statements (Continued)
equity interests are reflected as employee compensation and benefits expense. These compensation charges, if any, are currently recorded based on the amount of cash expected to be paid by KKR Holdings.
Carry Pool Allocation
With respect to KKR's funds that provide for carried interest, KKR allocates a portion of the realized and unrealized carried interest that it earns to a carry pool established at KKR Associates Holdings L.P., from which its employees and certain other carry pool participants are eligible to receive a carried interest allocation. The allocation is determined based upon a fixed arrangement between KKR Associates Holdings L.P. and KKR, and KKR does not exercise discretion on whether to make an allocation to the carry pool upon a realization event. These amounts are accounted for as compensatory profit sharing arrangements in Accounts Payable, Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and are recorded as compensation expense. Upon a reversal of carried interest income, the related carry pool allocation, if any, is also reversed. Accordingly, such compensation expense is subject to both positive and negative adjustments.
In February 2021, upon receipt of approval from a committee representing a majority of our independent directors, KKR amended the percentage of carried interest that is allocable to the carry pool to 65% for recently formed funds and future funds, while for older funds, it remains 40% or 43%, as applicable. The percentage of carried interest allocable to the carry pool may be increased above 65% only with the approval of a majority of our independent directors.
Equity-based Compensation
In addition to the cash-based compensation and carry pool allocations as described above, employees receive equity awards under the Equity Incentive Plans most of which are subject to service-based vesting typically over a three to five-year period from the date of grant and in certain cases vesting is subject to the achievement of market conditions. Certain of these awards are subject to transfer restrictions and minimum retained ownership requirements.
Profit Sharing Plan
KKR provides certain profit sharing programs for KKR employees. In particular, KKR provides a 401(k) plan for eligible employees in the United States. For certain professionals who are participants in the 401(k) plan, KKR may, in its discretion, contribute an amount after the end of the plan year. For the years ended December 31, 2020, 2019 and 2018, KKR incurred expenses of $11.6 million, $10.2 million, and $9.5 million, respectively, in connection with the 401(k) plan and other profit sharing programs.
General, Administrative and Other

General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges, expenses incurred by oil and gas entities, CLOs and investment funds that are consolidated, broken-deal expenses, expense reimbursements, placement fees and other general operating expenses. A portion of these general administrative and other expenses, in particular broken-deal expenses, are borne by fund investors.
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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
Fixed Assets, Net
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
Effective on January 1, 2021 and Thereafter
Simplifying the Accounting for Income Taxes
On December 18, 2019, the FASB issued ASU No. 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU, among other changes, (i) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and (ii) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The guidance is effective for fiscal periods beginning after December 15, 2020. KKR does not expect the guidance to have a material impact on the financial statements.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
On March 12, 2020, the FASB issued ASU No. 2020-04, which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) to alternative reference rates. The temporary optional expedients and exceptions can be elected through December 31, 2022. For the quarter ended December 31, 2020, KKR has not elected to apply the temporary optional expedients and exceptions and will be reevaluating the application each quarter.

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
The following table summarizes total Net Gains (Losses) from Investment Activities for the years ended December 31, 2020, 2019 and 2018, respectively:

	For the Year Ended December 31, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$951,361	$3,655,820	$4,607,181
Credit (1)	(86,512)	(164,764)	(251,276)
Investments of Consolidated CFEs (1)	(188,506)	102,798	(85,708)
Real Assets (1)	36,784	(122,147)	(85,363)
Equity Method - Other (1)	(137,649)	652,334	514,685
Other Investments (1)	(335,841)	156,396	(179,445)
Foreign Exchange Forward Contracts and Options (2)	123,681	(455,777)	(332,096)
Securities Sold Short (2)	(145,137)	(22,747)	(167,884)
Other Derivatives (2)	(95,831)	(106,913)	(202,744)
Debt Obligations and Other (3)	40,589	(215,135)	(174,546)
Net Gains (Losses) From Investment Activities	$162,939	$3,479,865	$3,642,804

	For the Year Ended December 31, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$261,920	$2,849,031	$3,110,951
Credit (1)	(92,114)	(150,881)	(242,995)
Investments of Consolidated CFEs (1)	(57,230)	270,268	213,038
Real Assets (1)	93,848	(128,393)	(34,545)
Equity Method - Other (1)	70,385	540,775	611,160
Other Investments (1)	53,688	(240,548)	(186,860)
Foreign Exchange Forward Contracts and Options (2)	161,175	20,309	181,484
Securities Sold Short (2)	54,707	(53,483)	1,224
Other Derivatives (2)	(19,584)	(36,918)	(56,502)
Debt Obligations and Other (3)	(29,449)	(405,622)	(435,071)
Net Gains (Losses) From Investment Activities	$497,346	$2,664,538	$3,161,884

	For the Year Ended December 31, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$184,784	$708,600	$893,384
Credit (1)	(354,090)	(420,434)	(774,524)
Investments of Consolidated CFEs (1)	(83,719)	(452,331)	(536,050)
Real Assets (1)	92,885	67,999	160,884
Equity Method - Other (1)	(3,991)	339,027	335,036
Other Investments (1)	(239,081)	(434,537)	(673,618)
Foreign Exchange Forward Contracts and Options (2)	(90,625)	266,938	176,313
Securities Sold Short (2)	750,007	26,465	776,472
Other Derivatives (2)	(13,273)	1,037	(12,236)
Debt Obligations and Other (3)	291,755	617,416	909,171
Net Gains (Losses) From Investment Activities	$534,652	$720,180	$1,254,832
(1)See Note 4 "Investments."
(2)See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."
(3)See Note 10 "Debt Obligations."

Notes to Financial Statements (Continued)
4. INVESTMENTS
Investments consist of the following:

	December 31, 2020	December 31, 2019
Private Equity	$20,470,123	$12,923,600
Credit	11,203,905	10,538,139
Investments of Consolidated CFEs	17,706,976	14,948,237
Real Assets	6,096,618	3,567,944
Equity Method - Other	4,471,441	4,846,949
Equity Method - Capital Allocation-Based Income	6,460,430	5,329,368
Other Investments	2,865,222	2,782,031
Total Investments	$69,274,715	$54,936,268

As of December 31, 2020 and 2019, there were no investments which represented greater than 5% of total investments.

Equity Method

KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the year ended December 31, 2020, KKR recognized an $88.3 million impairment charge in Net Gains (Losses) from Investment Activities to reduce the carrying value of one of its equity method investments that is accounted for under the equity method of accounting to its fair value. KKR determined that the growth expectations of the investment had declined significantly and the estimated fair value of the investment had declined meaningfully. Therefore, KKR performed a valuation to determine whether the fair value of the investment had declined below its carrying value using a discounted cash flow analysis, a Level III fair value methodology. Based on the discounted cash flow analysis, KKR concluded that the fair value of its investment had declined below is carrying value and that the decline was other-than temporary.

Investment in Marshall Wace

On November 2, 2015, KKR entered into a long-term strategic relationship with Marshall Wace and acquired a 24.9% interest in Marshall Wace through a combination of cash and common stock. On each of November 30, 2017 and 2018 and November 22, 2019, KKR acquired an additional 5.0% interest in Marshall Wace after the exercise of the options agreed to between Marshall Wace and KKR, bringing KKR's total ownership of Marshall Wace to 39.6%, after giving effect to certain equity dilution. These acquisitions in 2017, 2018 and 2019 were funded through a combination of cash and 4,727,966, 5,238,889 and 5,674,251 shares of common stock, respectively. KKR's investment in Marshall Wace is accounted for using the equity method of accounting.

Summarized Financial Information

KKR evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the U.S. Securities and Exchange Commission (the "SEC"). As of and for the years ended December 31, 2020, 2019, and 2018, no individual equity method investment held by KKR met the significance criteria. As such, KKR is not required to present separate financial statements for any of its equity method investments.

Notes to Financial Statements (Continued)
The following table shows summarized financial information relating to the statements of financial condition for all of KKR's equity method investments assuming 100% ownership as of December, 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Total Assets	$127,447,298	$112,688,482
Total Liabilities	$25,934,871	$22,622,609
Total Equity	$101,512,427	$90,065,873

The following table shows summarized financial information relating to the statements of operations for all of KKR's equity method investments assuming 100% ownership for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Investment Related Revenues	$3,957,091	$2,552,266	$1,679,950
Other Revenues	3,526,681	5,132,796	5,304,634
Investment Related Expenses	2,347,521	1,385,870	1,258,782
Other Expenses	2,534,041	4,066,713	3,602,612
Net Realized and Unrealized Gain/(Loss) from Investments	8,007,682	10,532,988	1,818,861
Net Income (Loss)	$10,609,892	$12,765,467	$3,942,051
5. FAIR VALUE MEASUREMENTS
The following tables summarize the valuation of assets and liabilities measured and reported at fair value by the fair value hierarchy. Investments classified as Equity Method - Other, for which the fair value option has not been elected, and Equity Method - Capital Allocation-Based Income have been excluded from the tables below.
Assets, at fair value:

	December 31, 2020
	Level I	Level II	Level III		Total
Private Equity	$2,758,396	$2,476,823	$15,234,904		$20,470,123
Credit	—	2,031,057	9,172,848		11,203,905
Investments of Consolidated CFEs	—	17,706,976	—		17,706,976
Real Assets	—	172,043	5,924,575		6,096,618
Equity Method - Other	485,988	7,254	1,014,378		1,507,620
Other Investments	434,481	88,760	2,341,981		2,865,222
Total Investments	3,678,865	22,482,913	33,688,686		59,850,464

Foreign Exchange Contracts and Options	—	250,398	—		250,398
Other Derivatives	442	729	6,668	(1)	7,839
Total Assets	$3,679,307	$22,734,040	$33,695,354		$60,108,701

Notes to Financial Statements (Continued)

	December 31, 2019
	Level I	Level II	Level III		Total
Private Equity	$1,393,654	$1,658,264	$9,871,682		$12,923,600
Credit	—	1,320,380	9,217,759		10,538,139
Investments of Consolidated CFEs	—	14,948,237	—		14,948,237
Real Assets	—	—	3,567,944		3,567,944
Equity Method - Other	228,999	49,511	1,656,045		1,934,555
Other Investments	431,084	196,192	2,154,755		2,782,031
Total Investments	2,053,737	18,172,584	26,468,185		46,694,506

Foreign Exchange Contracts and Options	—	188,572	—		188,572
Other Derivatives	—	1,333	21,806	(1)	23,139
Total Assets	$2,053,737	$18,362,489	$26,489,991		$46,906,217
(1)Includes derivative assets that were valued using a third-party valuation firm. The approach used to estimate the fair value of these derivative assets was generally the discounted cash flow method, which includes consideration of the current portfolio, projected portfolio construction, projected portfolio realizations, portfolio volatility (based on the volatility, correlation, and size of each underlying asset class), and the discounting of future cash flows to the reporting date.

Liabilities, at fair value:

	December 31, 2020
	Level I	Level II	Level III		Total
Securities Sold Short	$281,826	$—	$—		$281,826
Foreign Exchange Contracts and Options	—	551,728	—		551,728
Unfunded Revolver Commitments	—	—	46,340	(1)	46,340
Other Derivatives	76,930	50,020	—		126,950
Debt Obligations of Consolidated CFEs	—	17,372,740	—		17,372,740
Total Liabilities	$358,756	$17,974,488	$46,340		$18,379,584

	December 31, 2019
	Level I	Level II	Level III		Total
Securities Sold Short	$251,223	$—	$—		$251,223
Foreign Exchange Contracts and Options	—	39,364	—		39,364
Unfunded Revolver Commitments	—	—	75,842	(1)	75,842
Other Derivatives	—	34,174	—		34,174
Debt Obligations of Consolidated CFEs	—	14,658,137	—		14,658,137
Total Liabilities	$251,223	$14,731,675	$75,842		$15,058,740
(1)These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

Notes to Financial Statements (Continued)
The following tables summarize changes in investments and debt obligations measured and reported at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2020 and 2019, respectively:

	For the Year Ended December 31, 2020
	Level III Investments
	Private Equity	Credit	Real Assets		Equity Method - Other	Other Investments	Total
Balance, Beg. of Period	$9,871,682	$9,217,759	$3,567,944		$1,656,045	$2,154,755	$26,468,185
Transfers In / (Out) Due to Changes in Consolidation	—	231,872	(230,163)		(20,523)	—	(18,814)
Transfers In	780,833	—	197,972	(1)	136,374	—	1,115,179
Transfers Out	(413,330)	(3,287)	(113,770)		(836,021)	(2,473)	(1,368,881)
Asset Purchases	3,610,965	3,097,652	3,089,791		183,893	515,964	10,498,265
Sales / Paydowns	(1,451,859)	(2,652,896)	(477,720)		(91,052)	(80,508)	(4,754,035)
Settlements	—	(73,911)	—		—	—	(73,911)
Net Realized Gains (Losses)	698,674	(352,110)	34,307		(71,191)	(357,606)	(47,926)
Net Unrealized Gains (Losses)	2,137,939	(302,614)	(143,786)		56,853	111,849	1,860,241
Change in Other Comprehensive Income	—	10,383	—		—	—	10,383
Balance, End of Period	$15,234,904	$9,172,848	$5,924,575		$1,014,378	$2,341,981	$33,688,686

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$2,537,525	$(555,211)	$(157,245)		$10,958	$(158,516)	$1,677,511
(1) Includes working and royalty interests that were held directly by KKR, which have been transferred into a consolidated investment fund on August 18, 2020 as discussed in Note 2 "Summary of Significant Accounting Policies."

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments that are measured and reported at fair value and categorized within Level III as of December 31, 2020:

	Fair Value December 31, 2020		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$15,234,904

Private Equity	$13,130,223		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	7.2%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	28.7%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	65.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	5.6%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	17.2x	8.4x - 28.2x	Increase
				Enterprise Value/Forward EBITDA Multiple	15.2x	7.1x - 20.3x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	9.7%	4.3% - 18.5%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	12.5x	6.0x - 18.0x	Increase

Growth Equity	$2,104,681		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	12.5%	10.0% - 35.0%	Decrease
				Weight Ascribed to Market Comparables	36.8%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	0.3%	0.0% - 50.0%	(5)
				Weight Ascribed to Milestones	62.9%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	66.3%	50.0% - 75.0%	Increase
				Downside	10.4%	5.0% - 25.0%	Decrease
				Upside	23.3%	15.0% - 45.0%	Increase

Credit	$9,172,848		Yield Analysis	Yield	5.7%	4.8% - 40.0%	Decrease
				Net Leverage	5.6x	0.3x - 28.7x	Decrease
				EBITDA Multiple	10.4x	1.1x - 29.5x	Increase

Real Assets	$5,924,575

Energy	$2,213,489		Inputs to market comparables and discounted cash flow	Weight Ascribed to Market Comparables	38.3%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	61.7%	50.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	6.3x	6.1x - 6.3x	Increase
				Enterprise Value/Forward EBITDA Multiple	5.7x	5.4x - 7.9x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.8%	10.2% - 14.2%	Decrease
				Average Price Per BOE (8)	$33.53	$28.71 - $35.89	Increase

Infrastructure	$880,209	(9)	Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	5.8%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	17.4%	0.0% - 75.0%	(5)
				Weight Ascribed to Transaction Price	76.8%	0.0% - 100.0%	(6)

Real Estate	$2,830,877		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	16.2%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	83.8%	0.0% - 100.0%	(5)
			Direct income capitalization	Current Capitalization Rate	5.7%	3.8% - 7.9%	Decrease
			Discounted cash flow	Unlevered Discount Rate	6.7%	4.9% - 18.0%	Decrease

Equity Method - Other	$1,014,378		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.4%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	43.2%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	49.9%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	6.9%	0.0% - 50.0%	(6)

Notes to Financial Statements (Continued)

	Fair Value December 31, 2020		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	13.6x	10.9x - 26.4x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.7x	10.6x - 22.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	8.8%	5.4% - 18.3%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.9x	6.0x - 15.0x	Increase

Other Investments	$2,341,981	(10)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.2%	5.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	35.6%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	40.6%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	23.8%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.7x	1.5x - 29.5x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.8x	1.5x - 15.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	14.2%	8.3% - 25.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.5x	8.0x - 11.0x	Increase

(1)In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. Management has determined that market participants would take these inputs into account when valuing the investments and debt obligations. LTM means last twelve months and EBITDA means earnings before interest, taxes, depreciation and amortization.
(2)Inputs were weighted based on the fair value of the investments included in the range.
(3)Unless otherwise noted, this column represents the directional change in the fair value of the Level III investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.
(4)The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level III investments if the market comparables approach results in a higher valuation than the discounted cash flow approach and transaction price. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow approach and transaction price.
(5)The directional change from an increase in the weight ascribed to the discounted cash flow approach would increase the fair value of the Level III investments if the discounted cash flow approach results in a higher valuation than the market comparables approach, transaction price and direct income capitalization approach. The opposite would be true if the discounted cash flow approach results in a lower valuation than the market comparables approach, transaction price and direct income capitalization approach.
(6)The directional change from an increase in the weight ascribed to the transaction price or milestones would increase the fair value of the Level III investments if the transaction price or milestones results in a higher valuation than the market comparables and discounted cash flow approach. The opposite would be true if the transaction price or milestones results in a lower valuation than the market comparables approach and discounted cash flow approach.
(7)The directional change from an increase in the weight ascribed to the direct income capitalization approach would increase the fair value of the Level III investments if the direct income capitalization approach results in a higher valuation than the discounted cash flow approach. The opposite would be true if the direct income capitalization approach results in a lower valuation than the discounted cash flow approach.
(8)The total energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent ("BOE"), is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 83% liquids and 17% natural gas.
(9)Consists of three infrastructure investments. Two infrastructure investments purchased in 2020 were valued at the acquisition price since this was believed to be the best indicator of fair value. Other investment was valued using a market comparables and discounted cash flow analysis. The significant inputs used in the market comparables approach included the Forward EBITDA multiple 10.4x. The significant inputs used in the discounted cash flow approach included the weighted average cost of capital 7.6% and the enterprise value/LTM EBITDA exit multiple 10.0x.
(10)Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit, equity method - other or investments of consolidated CFEs.

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

Notes to Financial Statements (Continued)
6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31, 2020	December 31, 2019
Assets
Credit	$5,958,958	$6,451,765
Investments of Consolidated CFEs	17,706,976	14,948,237
Real Assets	177,240	222,488
Equity Method - Other	1,507,620	1,934,555
Other Investments	201,563	395,637
Total	$25,552,357	$23,952,682

Liabilities
Debt Obligations of Consolidated CFEs	$17,372,740	$14,658,137
Total	$17,372,740	$14,658,137

Notes to Financial Statements (Continued)
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected for the years ended December 31, 2020, 2019 and 2018, respectively:

	For the Year Ended December 31, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Credit	$18,672	$(14,743)	$3,929
Investments of Consolidated CFEs	(188,506)	102,798	(85,708)
Real Assets	281	(11,545)	(11,264)
Equity Method - Other	(71,214)	331,062	259,848
Other Investments	(61,001)	56,437	(4,564)
Total	$(301,768)	$464,009	$162,241

Liabilities
Debt Obligations of Consolidated CFEs	$218	$(99,721)	$(99,503)
Total	$218	$(99,721)	$(99,503)

	For the Year Ended December 31, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$—	$194	$194
Credit	(67,279)	(203,666)	(270,945)
Investments of Consolidated CFEs	(57,230)	270,268	213,038
Real Assets	737	(2,038)	(1,301)
Equity Method - Other	17,373	157,291	174,664
Other Investments	2,652	(24,130)	(21,478)
Total	$(103,747)	$197,919	$94,172

Liabilities
Debt Obligations of Consolidated CFEs	$(2,368)	$(362,783)	$(365,151)
Total	$(2,368)	$(362,783)	$(365,151)

	For the Year Ended December 31, 2018
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Private Equity	$(4,907)	$5,355	$448
Credit	(245,737)	(148,150)	(393,887)
Investments of Consolidated CFEs	(83,719)	(452,331)	(536,050)
Real Assets	11,184	(11,446)	(262)
Equity Method - Other	(150,225)	16,916	(133,309)
Other Investments	(13,838)	(19,468)	(33,306)
Total	$(487,242)	$(609,124)	$(1,096,366)

Liabilities
Debt Obligations of Consolidated CFEs	$4,371	$521,101	$525,472
Total	$4,371	$521,101	$525,472

Notes to Financial Statements (Continued)
7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK

For the years ended December 31, 2020, 2019 and 2018, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	For the Years Ended December 31,
	2020	2019	2018
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,945,954	$1,971,685	$1,097,699
(+) Excess of carrying value over consideration transferred on redemption of KFN 7.375% Series A LLC Preferred Shares	—	—	3,102
(-) Accumulated Series C Mandatory Convertible Preferred Dividend	3,067	—	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$1,942,887	$1,971,685	$1,100,801
(+) Accumulated Series C Mandatory Convertible Preferred Dividend (if dilutive)	26,258	—	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$1,969,145	$1,971,685	$1,100,801

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	562,812,883	545,096,999	514,102,571
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$3.45	$3.62	$2.14

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	562,812,883	545,096,999	514,102,571
Incremental Common Shares:
Assumed vesting of dilutive equity awards	9,823,514	12,590,513	19,604,468
Assumed conversion of Series C Mandatory Convertible Preferred Stock	11,048,955	—	—
Weighted Average Shares of Common Stock Outstanding - Diluted	583,685,352	557,687,512	533,707,039
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$3.37	$3.54	$2.06
For the years ended December 31, 2020, 2019, and 2018, Weighted Average Shares of Common Stock Outstanding - Diluted includes the following:
(i) unvested equity awards that have been granted under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") and the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, the "Equity Incentive Plans"). Vesting of these equity interests dilute KKR & Co. Inc. and KKR Holdings pro rata in accordance with their respective ownership interests in KKR Group Partnership.
(ii) For the year ended December 31, 2020, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was dilutive, and as such (i) 11.0 million shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to December 31, 2020) were included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) $26.3 million of Accumulated Series C Mandatory Convertible Preferred Dividend were excluded from Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
KKR Holdings

For the years ended December 31, 2020, 2019 and 2018, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR's respective ownership interests in the KKR Group Partnership.

	For the Years Ended December 31,
	2020	2019	2018
Weighted Average KKR Holdings Units	283,633,220	296,445,196	314,458,757

Notes to Financial Statements (Continued)

Market Condition Awards

For the years ended December 31, 2020, 2019, and 2018, 21.9 million, 5.0 million, and 5.0 million shares, respectively, of KKR common stock subject to market price-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market-price vesting conditions were not satisfied as of December 31, 2020. See Note 12 "Equity Based Compensation."

Notes to Financial Statements (Continued)
8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	December 31, 2020	December 31, 2019
Unsettled Investment Sales (1)	$197,635	$86,033
Receivables	75,697	26,893
Due from Broker (2)	644,028	65,154
Oil & Gas Assets, net (3)	—	215,243
Deferred Tax Assets, net (See Note 11)	83,822	158,574
Interest Receivable	145,532	156,026
Fixed Assets, net (4)	760,606	633,025
Foreign Exchange Contracts and Options (5)	250,398	188,572
Goodwill (6)	83,500	83,500
Derivative Assets	7,839	23,139
Prepaid Taxes	77,041	84,462
Prepaid Expenses	26,366	14,596
Operating Lease Right of Use Assets (7)	190,758	121,101
Deferred Financing Costs	22,810	12,374
Other	99,304	139,544
Total	$2,665,336	$2,008,236
(1)Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization of $18.1 million, $31.4 million and $22.3 million for the years ended December 31, 2020, 2019 and 2018 respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. As discussed in Note 2 "Summary of Significant Accounting Policies," all the working and royalty interests in oil and natural gas properties, which were directly held by KKR, were transferred into a consolidated investment fund.
(4)Net of accumulated depreciation and amortization of $151.3 million and $132.7 million as of December 31, 2020 and 2019, respectively. Depreciation and amortization expense of $18.6 million, $17.7 million and $15.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.
(5)Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.
(6)As of December 31, 2020, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.
(7)KKR’s non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. For the years ended December 31, 2020 and 2019, the operating lease cost were $56.4 million and $48.0 million, respectively.

Notes to Financial Statements (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2020	December 31, 2019
Amounts Payable to Carry Pool (1)	$1,916,669	$1,448,879
Unsettled Investment Purchases (2)	850,714	481,337
Securities Sold Short (3)	281,826	251,223
Derivative Liabilities	126,950	34,174
Accrued Compensation and Benefits	150,883	131,719
Interest Payable	182,044	234,165
Foreign Exchange Contracts and Options (4)	551,728	39,364
Accounts Payable and Accrued Expenses	130,661	118,454
Taxes Payable	88,040	32,682
Uncertain Tax Positions	76,643	65,716
Unfunded Revolver Commitments	46,340	75,842
Operating Lease Liabilities (5)	191,564	125,086
Deferred Tax Liabilities, net (See Note 11)	199,425	—
Other Liabilities	464,326	58,922
Total	$5,257,813	$3,097,563
(1)Represents the amount of carried interest payable to current and former KKR employees with respect to KKR's active funds and co-investment vehicles that provide for carried interest.
(2)Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.
(3)Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.
(4)Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.
(5)KKR’s operating leases have remaining lease terms that range from approximately one year to 15 years, some of which include options to extend the leases for up to three years. The weighted average remaining lease terms were 9.8 years and 4.5 years as of December 31, 2020 and 2019, respectively. The weighted average discount rates were 1.2% and 2.5% as of December 31, 2020 and 2019, respectively.

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
KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of December 31, 2020, KKR's commitments to these unconsolidated investment funds were $3.4 billion. KKR has not provided any financial support other than its obligated amount as of December 31, 2020.
As of December 31, 2020 and 2019, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	December 31, 2020	December 31, 2019
Investments	$6,460,430	$5,329,368
Due from (to) Affiliates, net	586,595	439,374
Maximum Exposure to Loss	$7,047,025	$5,768,742

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

In certain other cases, investments and other assets held directly by majority-owned consolidated investment vehicles have been funded with borrowings that are collateralized by the investments and assets they own. These borrowings are non-recourse to KKR beyond the investments, assets and commitments serving as collateral. Such borrowings have varying maturities and generally bear interest at fixed rates.

In addition, consolidated CFEs issue debt securities to third-party investors which are collateralized by assets held by the CFE. Debt securities issued by CFEs are supported solely by the assets held at the CFEs and are not collateralized by assets of any other KKR entity. CFEs also may have warehouse facilities with banks to provide liquidity to the CFE. The CFE's debt obligations are non-recourse to KKR beyond the assets of the CFE.

KKR's borrowings consisted of the following:

		December 31, 2020			December 31, 2019
		Financing Available	Borrowing Outstanding	Fair Value	Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement		$1,000,000	$—	$—	$1,000,000	$—	$—
KCM Credit Agreement		705,014	—	—	444,904	—	—
KCM 364-Day Revolving Credit Agreement		750,000	—	—	750,000	—	—
Notes Issued: (1)
KKR ¥25 billion (or $242.3 million) 0.509% Notes Due 2023	(4)	—	241,331	241,580	—	228,280	228,026
KKR ¥5 billion (or $48.5 million) 0.764% Notes Due 2025	(4)	—	47,919	48,554	—	45,255	45,856
KKR €650 million (or $797.1 million) 1.625% Notes Due 2029	(5)	—	790,157	870,647	—	718,478	758,903
KKR $750 million 3.750% Notes Due 2029	(4)	—	742,196	874,658	—	493,962	533,505
KKR ¥10.3 billion (or $99.8 million) 1.595% Notes Due 2038	(4)	—	98,640	104,004	—	93,325	98,524
KKR $500 million 5.500% Notes Due 2043	(4)	—	492,513	666,885	—	492,175	613,415
KKR $1 billion 5.125% Notes Due 2044	(4)	—	991,471	1,307,220	—	991,106	1,186,670
KKR $500 million 3.625% Notes Due 2050	(4)	—	492,123	556,095	—	—	—
KKR $750 million 3.500% Notes Due 2050	(4)	—	735,161	830,280	—	—	—
KFN $500 million 5.500% Notes Due 2032 (2)		—	494,540	502,992	—	494,054	504,807
KFN $120 million 5.200% Notes Due 2033 (2)		—	118,533	118,300	—	118,411	117,834
KFN $70 million 5.400% Notes Due 2033 (2)		—	68,866	70,267	—	68,774	70,059
KFN Issued Junior Subordinated Notes (2) (3)		—	234,808	165,627	—	233,473	185,485
		2,455,014	5,548,258	6,357,109	2,194,904	3,977,293	4,343,084

Other Debt Obligations		5,621,883	27,875,338	27,889,438	3,865,495	23,035,991	23,035,991

		$8,076,897	$33,423,596	$34,246,547	$6,060,399	$27,013,284	$27,379,075

Notes to Financial Statements (Continued)

(1)Borrowing outstanding includes (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Below is the amount of unamortized debt issuance costs included in the borrowing outstanding:

	December 31, 2020	December 31, 2019
KKR Issued 0.509% Notes Due 2023	$669	$970
KKR Issued 0.764% Notes Due 2025	481	595
KKR Issued 1.625% Notes Due 2029	5,138	6,307
KKR Issued 3.750% Notes Due 2029	5,710	4,703
KKR Issued 1.595% Notes Due 2038	1,064	1,126
KKR Issued 5.500% Notes Due 2043	3,276	3,424
KKR Issued 5.125% Notes Due 2044	7,367	7,683
KKR Issued 3.625% Notes Due 2050	5,321	—
KKR Issued 3.500% Notes Due 2050	8,167	—
KFN Issued 5.500% Notes Due 2032	3,707	4,038
KFN Issued 5.200% Notes Due 2033	1,467	1,589
KFN Issued 5.400% Notes Due 2033	1,134	1,226
	$43,501	$31,661
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(3)KKR consolidates KFN and thus reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 2.7% and 4.4% and the weighted average years to maturity is 15.8 years and 16.8 years as of December 31, 2020 and December 31, 2019, respectively.
(4)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(5)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.

Revolving Credit Facilities

Corporate Credit Agreement
On December 7, 2018, Kohlberg Kravis Roberts & Co. L.P. and the KKR Group Partnership, as borrowers, entered into and closed on an Amended and Restated Credit Agreement (the "Corporate Credit Agreement") by and among the borrowers, the other borrowers from time to time party thereto, the guarantors from time to time party thereto, the lending institutions from time to time party thereto and HSBC Bank USA, National Association, as Administrative Agent, which amended and restated in its entirety the credit agreement dated as of October 22, 2014.
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

KCM Credit Agreement
On March 20, 2020, KKR Capital Markets Holdings L.P. and certain other capital market subsidiaries (collectively, the “KCM Borrowers”) of KKR & Co. Inc. entered into a third amended and restated 5-year revolving credit agreement (the “KCM Credit Agreement”) with a major financial institution, as administrative agent, and the lenders party thereto. The KCM Credit Agreement expires on March 20, 2025 and ranks pari passu with the existing $750 million 364-day revolving credit facility provided by them for KKR’s capital markets business. On November 3, 2020, the KCM Credit Agreement was amended to increase the total borrowing capacity and the sublimit for the letters of credit from $500 million to $750 million. The prior second amended and restated 5-year revolving credit agreement, dated as of March 30, 2016, between the KCM Borrowers, the

Notes to Financial Statements (Continued)
administrative agent, and the lenders party thereto, was terminated according to its terms on March 20, 2020 and replaced by the KCM Credit Agreement.
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

Notes Issuance and Redemptions

KKR Issued 5.500% Notes Due 2043

On February 1, 2013, KKR Group Finance Co. II LLC, an indirect subsidiary of KKR & Co. Inc., issued $500 million aggregate principal amount of 5.50% Senior Notes due 2043 (the "2043 Senior Notes"). The 2043 Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance Co. II LLC and will mature on February 1, 2043, unless earlier redeemed or repurchased. The 2043 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. Inc. and KKR Group Partnership. The guarantees are unsecured and unsubordinated obligations of the guarantors.

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

Notes to Financial Statements (Continued)
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

KKR Issued 5.125% Notes Due 2044

On May 29, 2014, KKR Group Finance Co. III LLC, an indirect subsidiary of KKR & Co. Inc., issued $500 million aggregate principal amount of 5.125% Senior Notes due 2044 (the "2044 Senior Notes"). The 2044 Senior Notes are unsecured and unsubordinated obligations of the issuer and will mature on June 1, 2044, unless earlier redeemed or repurchased. The 2044 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. Inc. and KKR Group Partnership. The guarantees are unsecured and unsubordinated obligations of the guarantors.

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

KKR Issued 0.509% Senior Notes Due 2023, 0.764% Senior Notes Due 2025, and 1.595% Senior Notes Due 2038

On March 23, 2018, KKR Group Finance Co. IV LLC, an indirect subsidiary of KKR & Co. Inc., issued ¥40.3 billion aggregate principal amount of its (i) ¥25.0 billion 0.509% Senior Notes due 2023 (the "2023 Notes"), (ii) ¥5.0 billion 0.764% Senior Notes due 2025 (the "2025 Notes") and (iii) ¥10.3 billion 1.595% Senior Notes due 2038 (the "2038 Notes" and, together with the 2023 Notes and the 2025 Notes, the "JPY Notes"). The JPY Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. Inc. and KKR Group Partnership. The guarantees are unsecured and unsubordinated obligations of the guarantors.

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

Notes to Financial Statements (Continued)
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

KKR Issued 3.750% Senior Notes Due 2029

On July 1, 2019, KKR Group Finance Co. VI LLC, an indirect subsidiary of KKR & Co. Inc., issued $500 million aggregate principal amount of its 3.750% Senior Notes due 2029 (the "KKR 3.750% Senior Notes"). The KKR 3.750% Senior Notes are guaranteed by KKR & Co. Inc. and KKR Group Partnership.

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

Notes to Financial Statements (Continued)
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

KFN Issued 5.500% Notes Due 2032

On March 30, 2017, KFN issued $375.0 million aggregate principal amount of 5.500% Senior Notes due 2032 (the "KFN 2032 Senior Notes"), resulting in net proceeds to KFN of $368.6 million. The KFN 2032 Senior Notes are unsecured and unsubordinated obligations of KFN, which do not provide for recourse to KKR beyond the assets of KFN, and will mature on March 30, 2032, unless earlier redeemed or repurchased. The KFN 2032 Senior Notes bear interest at a rate of 5.500% per annum, accruing from March 30, 2017. Interest is payable semi-annually in arrears on March 30 and September 30 of each year. The KFN 2032 Senior Notes are not guaranteed by KKR & Co. Inc. or KKR Group Partnership.

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

KFN Issued 5.200% Notes Due 2033

On February 12, 2018, KFN issued $120.0 million aggregate principal amount of 5.200% Senior Notes due 2033 (the "KFN 2033 Senior Notes"). The KFN 2033 Senior Notes are unsecured and unsubordinated obligations of KFN, which do not provide for recourse to KKR beyond the assets of KFN. The KFN 2033 Senior Notes are not guaranteed by KKR & Co. Inc. or KKR Group Partnership. The KFN 2033 Senior Notes will mature on February 12, 2033, unless earlier redeemed or repurchased. The KFN 2033 Senior Notes bear interest at a rate of 5.200% per annum, accruing from February 12, 2018. Interest is payable semi-annually in arrears on February 12 and August 12 of each year.

Notes to Financial Statements (Continued)
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

KFN Issued 5.400% Notes Due 2033

On May 23, 2018, KFN issued $70.0 million aggregate principal amount of 5.400% Senior Notes due 2033 (the "KFN 5.400% Senior Notes"). The KFN 5.400% Senior Notes are unsecured and unsubordinated obligations of KFN, which do not provide for recourse to KKR beyond the assets of KFN. The KFN 5.400% Senior Notes are not guaranteed by KKR & Co. Inc. or KKR Group Partnership. The KFN 5.400% Senior Notes will mature on May 23, 2033, unless earlier redeemed or repurchased. The KFN 5.400% Senior Notes bear interest at a rate of 5.400% per annum, accruing from May 23, 2018. Interest is payable semi-annually in arrears on May 23 and November 23 of each year.

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

Notes to Financial Statements (Continued)

The indenture, as supplemented by the first supplemental indenture, related to the 3.625% 2050 Senior Notes includes covenants, including limitations on the issuer's and the guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 3.625% 2050 Senior Notes may declare the 3.625% 2050 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 3.625% 2050 Senior Notes and any accrued and unpaid interest on the 3.625% 2050 Senior Notes automatically become due and payable. Prior to August 25, 2049, the issuer may redeem the 3.625% 2050 Senior Notes at its option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 3.625% 2050 Senior Notes. On or after August 25, 2049, the issuer may redeem the 3.625% 2050 Senior Notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 3.625% 2050 Senior Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date of redemption. If a change of control repurchase event occurs, the 3.625% 2050 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 3.625% 2050 Senior Notes repurchased plus any accrued and unpaid interest on the 3.625% 2050 Senior Notes repurchased to, but not including, the date of repurchase.

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

Notes to Financial Statements (Continued)
Other Debt Obligations

As of December 31, 2020, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other	$5,621,883	$10,502,598	$10,516,698	2.9%	3.6
Debt Obligations of Consolidated CLOs	—	17,372,740	17,372,740	(1)	10.2
	$5,621,883	$27,875,338	$27,889,438
(1)The senior notes of the consolidated CLOs had a weighted average interest rate of 1.9%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.
Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of December 31, 2020, the fair value of the consolidated CFE assets was $18.6 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.
Debt Covenants
Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of December 31, 2020. KKR is in compliance with its debt covenants in all material respects as of December 31, 2020.

Scheduled principal payments for debt obligations at December 31, 2020 are as follows:
	Revolving Credit Facilities	Notes Issued	Other Debt Obligations	Total
2021	$—	$—	$5,304,168	$5,304,168
2022	—	—	1,297,747	1,297,747
2023	—	242,300	1,109,982	1,352,282
2024	—	—	60,600	60,600
2025	—	48,460	61,608	110,068
Thereafter	—	5,345,487	20,030,852	25,376,339
	$—	$5,636,247	$27,864,957	$33,501,204

Notes to Financial Statements (Continued)
11. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2020	2019	2018
Current
Federal Income Tax	$181,838	$56,046	$105,245
State and Local Income Tax	29,033	10,925	16,997
Foreign Income Tax (1)	49,962	38,238	41,716
Subtotal	260,833	105,209	163,958
Deferred
Federal Income Tax	289,700	428,110	(300,536)
State and Local Income Tax	36,460	49,148	(52,240)
Foreign Income Tax (1)	22,104	(53,717)	(5,280)
Subtotal	348,264	423,541	(358,056)
Total Income Taxes	$609,097	$528,750	$(194,098)
(1)The foreign income tax provision was calculated on $192.4 million, $126.0 million, and $141.0 million of pre-tax income generated in foreign jurisdictions in the years 2020, 2019, and 2018, respectively.

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

Notes to Financial Statements (Continued)
The following table reconciles the U.S. Federal Statutory Tax Rate to the Effective Income Tax Rate:

	For the Years Ended December 31,
	2020	2019	2018
Statutory U.S. Federal Income Tax Rate	21.00%	21.00%	21.00%
Income not attributable to KKR & Co. Inc. (1)	(13.91)%	(13.08)%	(20.05)%
Foreign Income Taxes	0.80%	(0.28)%	1.66%
State and Local Income Taxes	0.77%	0.85%	(0.16)%
Compensation Charges Borne by KKR Holdings	2.44%	2.75%	1.69%
Conversion Benefit	—%	(0.90)%	(11.19)%
Change in Valuation Allowance	0.40%	—%	(0.53)%
Other	(0.87)%	(0.11)%	(1.02)%
Effective Income Tax Rate	10.63%	10.23%	(8.60)%
(1)Represents primarily income attributable to (i) noncontrolling interests for all periods and (ii) redeemable noncontrolling interests for 2018. This item also includes investment income of certain entities and net carried interest of certain general partners of KKR investment funds that were not subject to U.S. federal income taxes prior to the Conversion.

A summary of the tax effects of the temporary differences is as follows:

	December 31, 2020	December 31, 2019
Deferred Tax Assets
Fund Management Fee Credits & Refunds	$82,511	$65,168
Equity Based Compensation	31,518	28,731
KKR Holdings Unit Exchanges (1)	233,516	152,759
Depreciation and Amortization (2)	259,801	300,851
Operating Lease Liability	32,213	19,152
Net Operating Loss Carryforwards	54,958	13,381
Other	24,836	11,732
Total Deferred Tax Assets before Valuation Allowance	719,353	591,774
Valuation Allowance	(23,082)	—
Total Deferred Tax Assets	696,271	591,774
Deferred Tax Liabilities
Investment Basis Differences / Net Unrealized Gains & Losses (2)	779,661	414,048
Operating Lease Right-of-Use Asset	32,213	19,152
Total Deferred Tax Liabilities	811,874	433,200
Total Deferred Taxes, Net	$(115,603)	$158,574
(1)In connection with exchanges of KKR Holdings units into common stock of KKR & Co. Inc., KKR records a deferred tax asset associated with an increase in KKR & Co. Inc.'s share of the tax basis of the tangible and intangible assets of KKR Group Partnership. This amount is offset by an adjustment to record amounts due to KKR Holdings and principals under the tax receivable agreement, which is included within Due to Affiliates in the consolidated statements of financial condition. The net impact of these adjustments was recorded as an adjustment to equity at the time of the exchanges.
(2)This deferred tax item includes a portion of the tax benefit KKR recognized as a result of the step-up in tax basis generated by the Conversion.

Future realization of the above deferred tax assets is dependent on KKR generating sufficient taxable income within the period of time that the tax benefits are expected to reverse. KKR considers projections of taxable income in evaluating its ability to utilize those deferred tax assets. In projecting its taxable income, KKR begins with historical results and incorporates assumptions concerning the amount and timing of future pretax operating income. Those assumptions require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business. KKR has recorded a valuation allowance in the amount of $23.1 million against certain foreign deferred tax assets related to net operating loss carryforwards that are unlikely to be utilized. It is more likely than not that all other deferred tax assets will be realized and that an additional valuation allowance is not needed as of December 31, 2020 and 2019.

As of December 31, 2020, KKR has a cumulative state and local net operating loss ("NOL") carryforward of $85.8 million that will begin to expire in 2036, and a foreign NOL carryforward of $204.1 million that will begin to expire in 2028.

Notes to Financial Statements (Continued)

Tax Contingencies

KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2020, tax returns of KKR and its predecessor entities for the years 2016 through 2018 for U.S. federal purposes and 2011 through 2018 for state and local tax purposes are open under general statute of limitations provisions and therefore subject to examination.

At December 31, 2020, 2019 and 2018, KKR's unrecognized tax benefits relating to uncertain tax positions, excluding related interest and penalties, consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018
Unrecognized Tax Benefits, beginning of period	$53,372	$53,598	$48,170
Gross increases in tax positions in prior periods	—	—	—
Gross decreases in tax positions in prior periods	(125)	(2,443)	—
Gross increases in tax positions in current period	7,700	4,107	5,542
Lapse of statute of limitations	(235)	(1,890)	(114)
Unrecognized Tax Benefits, end of period	$60,712	$53,372	$53,598

If the above tax benefits were recognized it would reduce the effective income tax rate. KKR believes that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date.

The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expenses and Other Liabilities. KKR recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits, KKR had a net increase of accrued penalties of $0.5 million and interest of $3.1 million during 2020 and in total, as of December 31, 2020, recognized a liability for penalties of $2.6 million and interest of $13.3 million. During 2019, penalties of $(0.4) million and interest of $(0.4) million were accrued and in total, as of December 31, 2019, recognized a liability for penalties of $2.2 million and interest of $10.2 million. During 2018, penalties of $0.3 million and interest of $2.6 million were accrued and in total, as of December 31, 2019, recognized a liability for penalties of $2.6 million and interest of $10.6 million.

CARES Act

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act included several measures to assist companies including temporary changes to income and non-income based tax laws. Several significant tax-related provisions of the CARES Act included (i) allowing net operating loss (NOL) carryforwards originating in 2018, 2019 or 2020 to be carried back five years, (ii) eliminating the 80% taxable income limitation by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020, (iii) increasing the net interest expense deduction limitation to 50% of adjusted taxable income from 30% for tax years 2019 and 2020, (iv) allowing taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years and (v) allowing companies to deduct more of their cash charitable contributions paid during calendar year 2020 by increasing the taxable income limitation to 25% from 10%. These provisions did not have a material impact on KKR's financial statements for year ended December 31, 2020.

Notes to Financial Statements (Continued)
12. EQUITY BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation for the years ended December 31, 2020, 2019 and 2018, respectively.

	Years Ended December 31,
	2020	2019	2018
KKR Equity Incentive Plan Awards	$246,395	$207,789	$242,811
KKR Holdings Awards	80,007	91,123	104,625
Total (1)	$326,402	$298,912	$347,436
(1)Includes approximately $0.4 million, $1.4 million and $11.7 million of equity-based compensation for the years ended December 31, 2020, 2019, and 2018 respectively, related to employees of equity method investees. Such amounts are included in Net Gains (Losses) from Investment Activities in the consolidated statements of operations.
KKR Equity Incentive Plan Awards
Under KKR's Equity Incentive Plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the 2010 Equity Incentive Plan, and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity-based awards. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. Vested awards under the Equity Incentive Plans dilute KKR & Co. Inc. common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnership.
Service-Vesting Awards
Under the Equity Incentive Plans, KKR grants equity awards that are subject to service-based vesting, typically over a three to five-year period from the date of grant (referred to hereafter as "Service-Vesting Awards"). In certain cases, these Service-Vesting Awards may have a percentage of the award that vests immediately upon grant. Additionally, some but not all Service-Vesting Awards are subject to transfer restrictions and/or minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, some but not all of these awards are also subject to minimum retained ownership rules requiring the award recipient to continuously hold shares of common stock equivalents equal to at least 15% of their cumulatively vested awards that have or had the minimum retained ownership requirement. Holders of the Service-Vesting Awards will not participate in dividends until such awards have met their vesting requirements.
Expense associated with the vesting of these Service-Vesting Awards is based on the closing price of KKR & Co. Inc. common stock on the date of grant, discounted for the lack of participation rights in the expected dividends on unvested shares. Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 7% annually based upon expected turnover by class of recipient.

Notes to Financial Statements (Continued)
As of December 31, 2020, there was approximately $477.0 million of total estimated unrecognized expense related to unvested Service-Vesting Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2021	$158.1
2022	115.9
2023	84.0
2024	59.5
2025	48.6
2026	10.9
Total	$477.0
A summary of the status of unvested Service-Vesting Awards granted under the Equity Incentive Plans from January 1, 2020 through December 31, 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	22,697,645	$18.46
Granted	13,259,882	35.84
Vested	(11,215,904)	18.04
Forfeitures	(874,927)	19.46
Balance, December 31, 2020	23,866,696	$28.28

The weighted average remaining vesting period over which unvested Service-Vesting Awards are expected to vest is 1.9 years.
A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plans is presented below:

Vesting Date	Shares
January 21, 2021	1,222,500
April 1, 2021	4,653,275
October 1, 2021	3,030,083
April 1, 2022	3,804,600
October 1, 2022	1,658,923
April 1, 2023	2,997,702
October 1, 2023	404,614
April 1, 2024	2,352,169
October 1, 2024	199,355
April 1, 2025	1,755,878
October 1, 2025	158,430
April 1, 2026	1,629,167
23,866,696
Market Condition Awards
Under KKR's Equity Incentive Plans, KKR also grants equity awards that are subject to a market price-based vesting condition (referred to hereafter as "Market Condition Awards").

Notes to Financial Statements (Continued)
On November 2, 2017, KKR's Co-Presidents and Co-Chief Operating Officers were each granted equity awards representing 2.5 million shares of KKR common stock subject to a market price-based vesting condition. These Market Condition Awards were to vest upon the market price of KKR common stock reaching and maintaining a closing market price of $40 per share for 10 consecutive trading days on or prior to December 31, 2022, subject to the employee's continued service to the time of such vesting. If the $40 price target is not achieved by the close of business on December 31, 2022, the unvested Market Condition Awards would have been automatically canceled and forfeited. These Market Condition Awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting.
Due to the existence of the market condition, the vesting period for these Market Condition Awards is not explicit, and as such, compensation expense will be recognized over the period derived from the valuation technique used to estimate the grant-date fair value of the award (the "Derived Vesting Period"). The fair value of these Market Condition Awards at the date of grant was $4.02 per share based on a Monte-Carlo simulation valuation model due to the existence of the market condition described above. Compensation expense was recognized over the Derived Vesting Period, which was estimated to be 3 years from the date of grant, on a straight-line basis. In addition, the grant date fair value assumes that holders of the Market Condition Awards will not participate in dividends until such awards have met their vesting requirements. As of December 31, 2020, all compensation expense has been recognized related to these Market Condition Awards. The market price of KKR common stock maintained a closing market price of $40 per share for 10 consecutive trading days on January 21, 2021, satisfying the market-price based vesting condition.
Below is a summary of the significant assumptions used to estimate the grant date fair value for these Market Condition Awards:

Closing KKR share price as of valuation date	$19.90
Risk Free Rate	2.02%
Volatility	25.00%
Dividend Yield	3.42%
Expected Cost of Equity	11.02%
During the fourth quarter of 2020, KKR granted 16.9 million Market Condition Awards subject to both stock price target requirements and service requirements. The number of Market Condition awards that will vest will depend upon the market price of KKR common stock reaching and maintaining a 20 day average closing price based on the vesting schedules provided below on or prior to May 1, 2026, subject to the employee's continued service to May 1, 2026, subject to exceptions. For any price targets not achieved, that portion of the unvested awards will be automatically canceled and forfeited. These awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting. Each recipient received awards with market price-based vesting conditions based on either Type 1 or Type 2, not both.

Vesting Condition Type 1		Vesting Condition Type 2
Stock Price	Vesting %	Stock Price	Vesting %
$45.00	25.0%	$45.00	16.7%
$50.00	50.0%	$50.00	33.4%
$55.00	75.0%	$55.00	50.1%
$60.00	100.0%	$60.00	66.8%
		$65.00	83.5%
		$70.00	100.0%

Due to the existence of the service requirement, the vesting period for these Market Condition Awards is explicit, and as such, compensation expense will be recognized on a straight-line basis over the period from the date of grant through May 1, 2026 and assumes a forfeiture rate of 4% annually based upon expected turnover. The fair value of the awards at the date of grant was $22.56 and $19.87 per share for vesting condition Type 1 and vesting condition Type 2, respectively, based on a Monte-Carlo simulation valuation model. In addition, the grant date fair value assumes that holders of the Market Condition Awards will not participate in dividends or distributions until such awards have met all of their vesting requirements.

Notes to Financial Statements (Continued)
Below is a summary of the significant assumptions used to estimate the grant date fair value of these Market Condition Awards:

Closing KKR share price as of valuation date	$37.93
Risk Free Rate	0.41%
Volatility	28.00%
Dividend Yield	1.53%
Expected Cost of Equity	10.76%
As of December 31, 2020, there was approximately $285.3 million of total estimated unrecognized expense related to these unvested Market Condition awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2021	$53.5
2022	53.5
2023	53.5
2024	53.5
2025	53.5
2026	17.8
Total	$285.3
A summary of the status of unvested Market Condition awards granted under the Equity Incentive Plans from January 1, 2020 through December 31, 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	—	$—
Granted	16,875,000	21.07
Vested	—	—
Forfeitures	—	—
Balance, December 31, 2020	16,875,000	$21.07
As of December 31, 2020, none of these Market Condition awards met their market-price based vesting condition.
KKR Holdings Awards
    KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common stock of KKR & Co. Inc. on a one-for-one basis. As of December 31, 2020 and 2019, KKR Holdings owned approximately 32.5% or 275,626,493 units and 34.1% or 290,381,345 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service-based vesting, typically over a three to five-year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. All of the KKR Holdings units (except for less than 1.2% of the outstanding KKR Holdings units) have been granted as of December 31, 2020, and certain Holdings units remain subject to vesting.
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

Notes to Financial Statements (Continued)
KKR Group Partnership Units and, subject to any vesting, minimum retained ownership requirements and transfer restrictions, each KKR Holdings unit is exchangeable into a KKR Group Partnership Unit and then into a share of KKR & Co. Inc. common stock on a one-for-one basis.
    In February 2016, approximately 28.9 million KKR Holdings units were granted that were originally subject to market condition and service-based vesting that were subsequently modified in November 2016 to eliminate the market condition vesting and instead require only service-based vesting in equal annual installments over a five-year period. At the date of modification, total future compensation expense amounted to $320.9 million, net of estimated forfeitures, to be recognized over the remaining vesting period of the modified awards.
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
As of December 31, 2020, there was approximately $70.6 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2021	$44.8
2022	25.8
Total	$70.6
A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2020 through December 31, 2020 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	16,569,479	$14.43
Granted	—	—
Vested	(5,969,479)	14.81
Forfeitures	(360,000)	11.19
Balance, December 31, 2020	10,240,000	$14.33
The weighted average remaining vesting period over which unvested awards are expected to vest is 1.0 years.
A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
May 1, 2021	2,905,000
October 1, 2021	3,425,000
October 1, 2022	3,910,000
10,240,000

Notes to Financial Statements (Continued)
13. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	December 31, 2020	December 31, 2019
Amounts due from portfolio companies	$164,113	$120,391
Amounts due from unconsolidated investment funds	707,758	594,184
Amounts due from related entities	1,123	2,824
Due from Affiliates	$872,994	$717,399
Due to Affiliates consists of:

	December 31, 2020	December 31, 2019
Amounts due to KKR Holdings - tax receivable agreement	$204,014	$131,288
Amounts due to unconsolidated investment funds	121,163	154,810
Due to Affiliates	$325,177	$286,098
Tax Receivable Agreement
KKR is required to acquire KKR Group Partnership Units from time to time pursuant to the exchange agreement with KKR Holdings. The KKR Group Partnership has made an election under Section 754 of the Internal Revenue Code of 1986, as amended, that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for common stock occurs, which may result in an increase in KKR's tax basis of the assets of KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in KKR's share of the tax basis of the tangible and intangible assets of the KKR Group Partnership, primarily attributable to a portion of the goodwill inherent in KKR's business that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax KKR otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

KKR has entered into a tax receivable agreement with KKR Holdings, which requires KKR to pay to KKR Holdings, or to current and former principals who have exchanged KKR Holdings units for shares of common stock (as transferees of KKR Group Partnership Units), 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that KKR realizes as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings KKR actually realizes as a result of increases in tax basis that arise due to future payments under the agreement. KKR expects to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that KKR would be deemed to realize in connection with such events.

These payment obligations are obligations of KKR & Co. Inc. and its wholly-owned subsidiary and not of KKR Group Partnership and are recorded within Due to Affiliates in the accompanying consolidated statements of financial condition. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of KKR's tax returns, which may result in a timing difference between the tax savings received by KKR and the cash payments made to the exchanging holders of KKR Group Partnership Units.

Effective July 1, 2018, we amended the tax receivable agreement to reflect the Conversion. The amendment also provides that, in the event the maximum U.S. federal corporate income tax rate is increased to a rate higher than 21.0% within the five- year period following the Conversion, for exchanges pursuant to the exchange agreement that take place within that five-year period (other than exchanges following the death of an individual), payments of cash tax savings realized as a result of such exchanges shall be calculated by applying a U.S. federal corporate income tax rate not to exceed 21.0%. The amendment also clarifies that the tax benefit payments with respect to exchanges completed at any time prior to the Conversion will be calculated without taking into account the step-up in tax basis in our underlying assets that we generated in 2018 as a result of the Conversion.

For the years ended December 31, 2020 and 2019, cash payments that have been made under the tax receivable agreement were $7.2 million and $11.8 million, respectively. For the year ended December 31, 2018, no cash payments were made under the tax receivable agreement. KKR expects KKR & Co. Inc. or its wholly-owned subsidiary to benefit from the remaining 15%

Notes to Financial Statements (Continued)
of cash savings, if any, in income tax that they realize. As of December 31, 2020, $7.6 million of cumulative income tax savings have been realized.

Discretionary Investments

Certain of KKR's current and former employees and other qualifying personnel are permitted to invest, and have invested, their own capital in KKR's funds, in side-by-side investments with these funds and the firm, as well as in funds managed by its hedge fund partnerships. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or the firm, except that the side-by-side investments do not subject the investor to management fees or a carried interest. The cash contributed by these individuals aggregated $645.6 million, $433.0 million, and $415.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Aircraft and Other Services

Certain of the senior employees, including Messrs. Kravis and Roberts, own aircraft that KKR uses for business purposes in the ordinary course of its operations. These senior employees paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $1.7 million, $3.8 million, and $3.6 million for the use of these aircraft for the years ended December 31, 2020, 2019 and 2018, respectively, of which substantially all was paid to entities controlled by Messrs. Kravis and Roberts, and of which substantially all was borne by KKR rather than its investment funds (which indirectly bear the cost of some of these flights at commercial airline rates).

Facilities

Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior employees who are not executive officers of KKR, are partners in a real-estate based partnership that maintains an ownership interest in KKR's Menlo Park location. Payments made to this partnership were $8.4 million, $8.1 million, and $7.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
14. SEGMENT REPORTING
KKR operates through one operating and reportable segment. This single reportable segment reflects how the chief operating decision makers allocate resources and assess performance under KKR's "one-firm approach," which includes operating collaboratively across business lines, with predominantly a single expense pool.
15. EQUITY

Stockholders' Equity
Common Stock

Our common stock is entitled to vote as provided by our certificate of incorporation, Delaware law and the rules of the NYSE. Subject to preferences that apply to shares of Series A Preferred Stock, Series B Preferred Stock, Series C Mandatory Convertible Preferred Stock and any other shares of preferred stock outstanding at the time on which dividends are payable, the holders of our common stock are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to declare dividends and then only at the times and in the amounts that our board of directors may determine. Our common stock is not entitled to preemptive rights and is not subject to conversion, redemption or sinking fund provisions.

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

Notes to Financial Statements (Continued)
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
KKR & Co. Inc. has outstanding 13,800,000 shares of Series A Preferred Stock and 6,200,000 shares of Series B Preferred Stock. Series A Preferred Stock and Series B Preferred Stock trade on the NYSE under the symbols "KKR PR A" and "KKR PR B," respectively, and were originally issued on March 17, 2016 and June 20, 2016, respectively. The terms of the preferred stock are set forth in our certificate of incorporation.
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

Notes to Financial Statements (Continued)
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

Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of December 31, 2020, the remaining amount available under the repurchase program was $462 million.

Notes to Financial Statements (Continued)
The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	For the Years Ended December 31,
	2020	2019	2018
Shares of common stock repurchased	10,209,673	2,859,452	7,540,551
Equity Awards for common stock retired(1)	2,850,094	3,670,019	1,675,306
(1)Amounts exclude retirements of equity awards prior to May 3, 2018, the date on which retirements of equity awards became included under the repurchase program.

Noncontrolling Interests
Noncontrolling interests represent (i) noncontrolling interests in consolidated entities and (ii) noncontrolling interests held by KKR Holdings.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the non-redeemable ownership interests in KKR that are held primarily by:
(i)third party fund investors in KKR's consolidated funds and certain other entities;
(ii)third parties entitled to up to 1% of the carried interest received by certain general partners of KKR's funds that have made investments on or prior to December 31, 2015;
(iii)certain former principals and their designees representing a portion of the carried interest received by the general partners of KKR's private equity funds that was allocated to them with respect to private equity investments made during such former principals' tenure with KKR prior to October 1, 2009;
(iv)certain principals and former principals representing all of the capital invested by or on behalf of the general partners of KKR's private equity funds prior to October 1, 2009 and any returns thereon; and
(v)third parties in KKR's capital markets business line.

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

Notes to Financial Statements (Continued)
The following tables present the calculation of total noncontrolling interests:

	For the Year Ended December 31, 2020
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$13,966,250	$5,728,634	$19,694,884
Net income (loss) attributable to noncontrolling interests (1)	1,907,155	1,207,934	3,115,089
Other comprehensive income (loss), net of tax (2)	(4,092)	12,191	8,099
Exchange of KKR Holdings Units to Common Stock (3)	—	(291,525)	(291,525)
Equity-based and other non-cash compensation	52,645	80,739	133,384
Capital contributions	9,860,609	98	9,860,707
Capital distributions	(4,950,763)	(209,776)	(5,160,539)
Transfer of interests under common control (4)	(21,830)	7,445	(14,385)
Transfer of oil and gas Interests (See Note 2)	—	(23,358)	(23,358)
Changes in consolidation	(239,258)	—	(239,258)
Balance at the end of the period	$20,570,716	$6,512,382	$27,083,098

	For the Year Ended December 31, 2019
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$10,984,910	$4,625,448	$15,610,358
Net income (loss) attributable to noncontrolling interests (1)	1,264,820	1,369,671	2,634,491
Other comprehensive income (loss), net of tax (2)	(1,803)	(537)	(2,340)
Exchange of KKR Holdings Units to Common Stock(3)	—	(161,825)	(161,825)
Equity-based and other non-cash compensation	—	91,297	91,297
Capital contributions	4,668,114	1,642	4,669,756
Capital distributions	(2,972,914)	(197,062)	(3,169,976)
Changes in consolidation	23,123	—	23,123
Balance at the end of the period	$13,966,250	$5,728,634	$19,694,884

	For the Year Ended December 31, 2018
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$8,072,849	$4,793,475	$12,866,324
Net income (loss) attributable to noncontrolling interests (1)	796,183	561,052	1,357,235
Other comprehensive income (loss), net of tax (2)	(18,512)	(12,559)	(31,071)
Exchange of KKR Holdings Units to Common Stock (3)	(52,585)	(567,309)	(619,894)
Equity-based and other non-cash compensation	—	100,632	100,632
Capital contributions	4,357,219	2,396	4,359,615
Capital distributions	(2,763,416)	(252,239)	(3,015,655)
Changes in consolidation	593,172	—	593,172
Balance at the end of the period	$10,984,910	$4,625,448	$15,610,358

Notes to Financial Statements (Continued)
(1)Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests held by KKR Holdings.
(2)With respect to noncontrolling interests held by KKR Holdings, calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.
(3)For the years ended December 31, 2020 and 2019, calculated based on the proportion of KKR Holdings units exchanged for KKR & Co. Inc. common stock. For the year ended December 31, 2018, calculated based on the proportion of KKR Holdings units and other exchangeable securities exchanged for KKR & Co. Inc. common stock. The exchange agreement with KKR Holdings provides for the exchange of KKR Group Partnership Units held by KKR Holdings for KKR & Co. Inc. common stock.
(4)KKR acquired KKR Capstone on January 1, 2020. KKR Capstone was consolidated prior to January 1, 2020 and consequently, this transaction was accounted for as an equity transaction. This transaction resulted in an increase to the KKR Group Partnership equity. Accordingly, both KKR's equity and noncontrolling interests held by KKR Holdings increased for their proportionate share of the KKR Capstone equity-based on their ownership in KKR Group Partnership on January 1, 2020.
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
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	For the Years Ended December 31,
	2020	2019	2018
Net income (loss)	$5,117,598	$4,639,540	$2,450,946
(-) Net income (loss) attributable to Redeemable Noncontrolling Interests	—	—	(37,352)
(-) Net income (loss) attributable to Noncontrolling Interests in consolidated entities	1,907,155	1,264,820	796,183
(-) Series A and B Preferred Stock Dividends	33,364	33,364	33,364
(-) Series C Mandatory Convertible Preferred Stock Dividends	23,191	—	—
(+) Income tax expense (benefit) attributable to KKR & Co. Inc.	545,546	539,466	(229,232)
Net income (loss) attributable to KKR & Co. Inc. Common Stockholders and KKR Holdings	$3,699,434	$3,880,822	$1,429,519

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$1,207,934	$1,369,671	$561,052

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

Notes to Financial Statements (Continued)
The following table presents the rollforward of Redeemable Noncontrolling Interests:

	For the Years Ended December 31,
	2019	2018
Balance at the beginning of the period	$1,122,641	$610,540
Net income (loss) attributable to Redeemable Noncontrolling Interests	—	(37,352)
Capital contributions	—	565,553
Capital distributions	—	(16,100)
Changes in consolidation	(1,122,641)	—
Balance at the end of the period	$—	$1,122,641
16. COMMITMENTS AND CONTINGENCIES
Funding Commitments
As of December 31, 2020, KKR had unfunded commitments consisting of $6,273.9 million to its active investment vehicles. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets business line. As of December 31, 2020, these commitments amounted to $232.0 million and $578.8 million, respectively.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of December 31, 2020 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in KKR's Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
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

As of December 31, 2020, the approximate aggregate future lease payments required on the operating leases are as follows:

2021	$29,176
2022	25,043
2023	23,468
2024	17,617
2025	14,340
Thereafter	95,065
Total lease payments required	204,709
Less: Imputed Interest	(13,145)
Total operating lease liabilities	$191,564

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

As of December 31, 2020, approximately $88.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their December 31, 2020 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $36.0 million of that amount from KKR Associates Holdings L.P., which is not a KKR subsidiary. As of December 31, 2020, KKR Associates Holdings L.P. has access to cash reserves sufficient to reimburse the full $36.0 million that would be due to KKR. If the investments in all of our funds were to be liquidated at zero value the clawback obligation would have been approximately $2.3 billion, and KKR would be entitled to seek reimbursement of approximately $0.9 billion of that amount from KKR Associates Holdings L.P.

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
In May 2020, KKR entered into an agreement with a financial institution pursuant to which KKR provided a $100.0 million contingent guarantee for a revolving credit facility for an investment vehicle it manages within its Public Markets business line. The outstanding balance is secured by the investments held by the vehicle. KKR has not funded any amounts under the contingent guarantee to date and believes the likelihood of any funding under this contingent guarantee to be remote.

Notes to Financial Statements (Continued)
Litigation
From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR's business. KKR's business is also subject to extensive regulation, which may result in regulatory proceedings against it.
In December 2017, KKR & Co. L.P. (which is now KKR & Co. Inc.) and its Co-Chief Executive Officers were named as defendants in a lawsuit filed in Kentucky state court alleging, among other things, the violation of fiduciary and other duties in connection with certain separately managed accounts that Prisma Capital Partners LP, a former subsidiary of KKR, manages for the Kentucky Retirement Systems. Also named as defendants in the lawsuit are certain current and former trustees and officers of the Kentucky Retirement Systems, Prisma Capital Partners LP, and various other service providers to the Kentucky Retirement Systems and their related persons. KKR and other defendants’ motions to dismiss were denied by the trial court in November 2018, but in April 2019 the Kentucky Court of Appeals vacated the trial court's opinion and order denying the motions to dismiss the case for lack of standing. The decision of the Court of Appeals was appealed by plaintiffs to the Supreme Court of Kentucky. On July 9, 2020, the Supreme Court of Kentucky reversed the trial court's order and remanded the case to the trial court with direction to dismiss the complaint for lack of constitutional standing. On July 20, 2020, the Office of the Attorney General, on behalf of the Commonwealth of Kentucky, filed a motion to intervene as a plaintiff in the lawsuit and on July 21, 2020 filed a new lawsuit in the same Kentucky trial court making essentially the same allegations against the defendants, including KKR & Co. Inc. and Messrs. Kravis and Roberts. On July 29, 2020, certain private plaintiffs in the original lawsuit filed a motion to further amend their original complaint and to add new plaintiffs. On July 30, 2020, KKR and other defendants filed objections to the Attorney General’s motion to intervene. On December 28, 2020, the trial court dismissed the complaint filed by the original plaintiffs and denied their motion to amend their original complaint and add new plaintiffs, but granted the Office of the Attorney General’s motion to intervene. Some of the attorneys for the private plaintiffs in the original lawsuit have filed a new lawsuit, and a motion to intervene in the original lawsuit, on behalf of a new set of plaintiffs, who claim to be "Tier 3" members of Kentucky Retirement Systems, alleging substantially the same allegations as in the original lawsuit. In addition, the Kentucky Retirement Systems has commissioned an investigation into certain matters alleged in the Attorney General's complaint.

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

Notes to Financial Statements (Continued)
17. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.135 per share of common stock of KKR & Co. Inc. was announced on February 8, 2021, and will be paid on March 9, 2021 to common stockholders of record as of the close of business on February 22, 2021. KKR Holdings will receive its pro rata share of the distribution from KKR Group Partnership. Additionally, beginning with the dividend to be announced with the results for the quarter ending March 31, 2021, KKR intends to increase its regular annualized dividend per share of common stock from $0.54 to $0.58.
Preferred Stock Dividend
A dividend of $0.421875 per share of Series A Preferred Stock has been declared as announced on February 8, 2021 and set aside for payment on March 15, 2021 to holders of record of Series A Preferred Stock as of the close of business on March 1, 2021.
A dividend of $0.406250 per share of Series B Preferred Stock has been declared as announced on February 8, 2021 and set aside for payment on March 15, 2021 to holders of record of Series B Preferred Stock as of the close of business on March 1, 2021.
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared as announced on February 8, 2021 and set aside for payment on March 15, 2021 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on March 1, 2021.

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

 We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

    No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

    Deloitte & Touche LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued its attestation report on our internal control over financial reporting, which is included in Financial Statements and Supplementary Data.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

    The following table presents certain information concerning our board of directors and executive officers.

Name	Age	Position(s)
Henry R. Kravis	77	Co-Chief Executive Officer, Co-Chairman and Director
George R. Roberts	77	Co-Chief Executive Officer, Co-Chairman and Director
Joseph Y. Bae	49	Co-President, Co-Chief Operating Officer and Director
Scott C. Nuttall	48	Co-President, Co-Chief Operating Officer and Director
Mary N. Dillon	59	Director
Joseph A. Grundfest	69	Director
John B. Hess	66	Director
Xavier B. Niel	53	Director
Patricia F. Russo	68	Director
Thomas M. Schoewe	68	Director
Robert W. Scully	71	Director
Robert H. Lewin	41	Chief Financial Officer
David J. Sorkin	61	General Counsel and Secretary

    Henry R. Kravis co-founded KKR in 1976 and is our Co-Chairman and Co-Chief Executive Officer. He is actively involved in managing the firm and serves on each of the regional Private Equity Investment Committees. Mr. Kravis currently serves on the boards of Axel Springer and ICONIQ Capital, LLC. He also serves as a director, chairman emeritus, or trustee of several cultural, professional, and educational institutions, including The Business Council (former chairman), Claremont McKenna College, Columbia Business School (co-chairman), Mount Sinai Hospital, the Partnership for New York City (former chairman), the Partnership Fund for New York City (founder), Rockefeller University (vice chairman), Sponsors for Educational Opportunity (chairman) and the Tsinghua School of Economics and Management in China. He earned a B.A. from Claremont McKenna College in 1967 and an M.B.A. from Columbia Business School in 1969. Mr. Kravis has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our co-founder and Co-Chief Executive Officer, Mr. Kravis has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Kravis and Mr. Roberts are first cousins.

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

    Joseph Y. Bae joined KKR in 1996 and is our Co-President and Co-Chief Operating Officer. Mr. Bae has been a member of the board of directors since July 16, 2017. Prior to July 2017, when he was promoted to his current position, he was the managing partner of KKR Asia and the global head of KKR's Infrastructure and Energy Real Asset businesses. He is the chairman of KKR's Asia and Americas Private Equity Investment Committees and serves on KKR's European Private Equity, Growth Equity, Energy, Global and Asia Pacific Infrastructure, Real Estate and Special Situations Investment Committees. He is also a member of KKR's Inclusion and Diversity Council. Prior to KKR, Mr. Bae worked for Goldman Sachs & Co. in its principal investment area, where he was involved in a broad range of merchant banking transactions. He holds a B.A., magna cum laude, from Harvard College. Mr. Bae serves on the boards of a number of corporate, non-profit educational and cultural institutions including as a trustee for Phillips Andover Academy and the Global Advisory Council at Harvard University, and is a board member of the Lincoln Center and EXOR. Mr. Bae's intimate knowledge of KKR's business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to the board of directors.

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

Mary N. Dillon has been a member of the board of directors since September 6, 2018. Ms. Dillon has served as Chief Executive Officer and a member of the board of directors of Ulta Beauty, Inc., a beauty products retailer, since July 2013. Prior to joining Ulta Beauty, she served as President and Chief Executive Officer and member of the board of directors of United States Cellular Corporation, a provider of wireless telecommunication services, beginning in June 2010. Prior to joining U.S. Cellular, Ms. Dillon served as Global Chief Marketing Officer and Executive Vice President of McDonald's Corporation from 2005 to 2010, where she led its worldwide marketing efforts and global brand strategy. Prior to joining McDonald's, Ms. Dillon held several positions of increasing responsibility at PepsiCo Corporation, including as President of the Quaker Foods division from 2004 to 2005 and as Vice President of Marketing for Gatorade and Quaker Foods from 2002 to 2004. Ms. Dillon served as a director of Target Corporation from 2007 to 2013 and as a member of its compensation committee from 2009 to 2013. Ms. Dillon joined the board of directors of Starbucks in January 2016 and serves as chair of its compensation and management development committee, and as a member of the nominating and corporate governance committee. Ms. Dillon provides the board with valuable knowledge and insights she gained through her various senior management and leadership roles, including as the chief executive officer of a publicly traded company. In addition, with over 30 years of experience in consumer-driven businesses, Mr. Dillon brings to the Board her extensive operational and marketing expertise in the retail industry.

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

    John B. Hess has been a member of the board of directors since July 28, 2011. Mr. Hess has been the chief executive officer of Hess Corporation since 1995 and a director since 1978. He serves as a member of the Business Council, the Trilateral Commission and the Council on Foreign Relations and on the executive committee of the American Petroleum Institute and previously served on the Secretary of Energy Advisory Board Quadrennial Review Task Force. Mr. Hess is a member of the board of trustees at the Center for Strategic and International Studies, Mount Sinai Hospital, the Lincoln Center for the Performing Arts and the Dean's Advisors at Harvard Business School, and former Chair of The Harvard Business School Campaign. Mr. Hess earned a B.A. from Harvard College and an M.B.A. from Harvard Business School. Mr. Hess provides significant value to the oversight and development of our business through his management and leadership roles at a global energy business, and his involvement with major businesses and public policy organizations also provides valuable perspectives for our business.

    Xavier B. Niel has been a member of the board of directors since March 1, 2018. Mr. Niel is the founder, deputy chairman of the board and chief strategy officer of Iliad SA, a French telecommunications company that owns the internet provider Free and the low-cost mobile operator Free Mobile. Mr. Niel also owns majority stakes in telecom operators in various countries. He has been involved in the data communications, internet and telecommunications industry since the late 1980s. In 2010, Mr. Niel founded Kima Ventures SAS, which is an active early-stage investor. In 2013, he created 42, a school that trains computer specialists in France, and in 2017, he opened Station-F, a startup campus located in Paris. Mr. Niel brings significant value to the board due to his extensive experience as an entrepreneur who founded multiple companies, in addition to his leadership and technology experience.

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

    Robert W. Scully has been a member of the board of directors since July 15, 2010. Mr. Scully was a member of the Office of the Chairman of Morgan Stanley from 2007 until his retirement in 2009, where he had previously been co-president, chairman of global capital markets and vice chairman of investment banking. Prior to joining Morgan Stanley in 1996, he served as a managing director at Lehman Brothers and at Salomon Brothers. Mr. Scully has served as a director of Zoetis Inc. since June 2013, Chubb Limited since January 2016, and prior to its acquisition of Chubb Limited, a director of ACE Limited from May 2014 to January 2016. Previously, he was a director of UBS Group AG from May 2016 to April 2020, a director of Bank of America Corporation from August 2009 to May 2013 and a public governor of the Financial Industry Regulatory Authority, Inc. from October 2014 to May 2016. He has also served as a director of GMAC Financial Services and MSCI Inc. He holds an A.B. from Princeton University and an M.B.A. from Harvard Business School. Mr. Scully previously served on the Board of Dean's Advisors of Harvard Business School. Mr. Scully's 35-year career in the financial services industry brings important expertise to the oversight of our business. In addition, his leadership experience with a global financial services company brings an industry perspective to our business development within and outside the United States as well as issues such as talent development, senior client relationship management, strategic initiatives, risk management and audit and financial reporting.

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

Independence and Composition of the Board of Directors

    Our board of directors consists of eleven directors, seven of whom, Messrs. Grundfest, Hess, Niel, Schoewe and Scully and Mses. Dillon and Russo, are independent under NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines.

Because the Series I preferred stockholder has more than 50% of the voting power for the election of our directors, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these standards, a "controlled company" may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. We currently utilize the second and third of these exemptions. See "Risk Factors—Risks Related to Our Common Stock—As a 'controlled company,' we qualify for some exemptions from the corporate governance and other requirements of the NYSE." While we are exempt from NYSE rules relating to board independence, we intend to maintain a board of directors that consists of at least a majority of directors who are independent under NYSE rules. In the event that we cease to be a "controlled company" and our shares of common stock continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.

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

Conflicts Committee

    The conflicts committee consists of Messrs. Scully (Chairman) and Schoewe and Mses. Dillon and Russo. The conflicts committee is responsible for reviewing specific matters that the board of directors believes may involve a conflict of interest and for enforcing our rights under any of the exchange agreement, the tax receivable agreement, the limited partnership agreement of any KKR Group Partnership, our certificate of incorporation or our bylaws (collectively, the "covered agreements") against KKR Holdings and certain of its subsidiaries and designees, a general partner or limited partner of KKR Holdings, or a person who holds a partnership or equity interest in the foregoing entities. The conflicts committee is also authorized to take any action pursuant to any authority or rights granted to such committee under any covered agreement or with respect to any amendment, supplement, modification or waiver to any such agreement that would purport to modify such authority or rights. In addition, the conflicts committee shall approve any amendment to any of the covered agreements that in the reasonable judgment of our board of directors is or will result in a conflict of interest. The conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us and not a breach of any duties that may be owed to our stockholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under "Certain Relationships and Related Transactions, and Director Independence—Statement of Policy Regarding Transactions with Related Persons," and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards under our corporate governance guidelines as required for service on the conflicts committee in accordance with its charter.

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

Executive Committee

    The executive committee consists of Messrs. Kravis and Roberts. The purpose of the executive committee is to act, when necessary, in place of the full board of directors during periods in which the board is not in session. The executive committee is authorized and empowered to act as if it were the full board of directors in overseeing our business and affairs, except that it is not authorized or empowered to take actions that have been specifically delegated to other board committees or to take actions with respect to: (i) the declaration of dividends on our common stock; (ii) a merger or consolidation of us with or into another entity; (iii) a sale, lease or exchange of all or substantially all of our assets; (iv) a liquidation or dissolution of us; (v) any action that must be submitted to a vote of the Series I preferred stockholder's partners or our stockholders; or (vi) any action that may not be delegated to a board committee under our certificate of incorporation, our bylaws or the DGCL.

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

Communications to the Board of Directors

    The non-management members of our board of directors meet regularly. At each meeting of the non-management members, the non- management directors choose a director to lead the meeting. All interested parties, including any employee or stockholder, may send communications to the non-management members of our board of directors by writing to: Investor Relations, KKR & Co. Inc., 30 Hudson Yards, New York, New York 10001.

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

    Alignment of interests. Management equity ownership in the businesses in which we invest has been a guiding principle throughout our firm's history, and we apply that principle to ourselves: every employee of the firm is expected to have an equity interest in KKR. This equity ownership serves to align the interests of our employees with those of our stockholders. In addition, because we invest in and alongside our investment funds and have a carry pool from which we can allocate to our employees 40%, 43% or 65%, as applicable, of the carried interest that we generate through our business, we believe that our employees' interests are also aligned with those of our investors in the funds, vehicles and accounts that we manage, which in turn benefits our stockholders.

    Culture and values. One of our most important values is our "one firm" approach with shared responsibility and success, and we also subscribe to a culture of meritocracy and fairness. Therefore, compensation is based on the performance of the firm as a whole as well as on an individual's contributions to the firm. For example, we do not compensate people based merely on an individual's accomplishments in relation to the profits and losses of his or her business unit. In addition, we conduct, at least annually, an evaluation process based on input from a wide range of persons regarding each employee's contribution to the firm, including his or her commitment to the firm's culture and values. We believe that using this kind of an evaluation process also promotes a measure of objectivity as a balance to a single manager's judgment.

    We refer to our two Co-Chief Executive Officers (Henry Kravis and George Roberts), our two Co-Presidents/Co-Chief Operating Officers (Joseph Bae and Scott Nuttall), our Chief Financial Officer (Robert Lewin) and our General Counsel (David Sorkin) as our "named executive officers." We believe that the elements of compensation discussed below for our named executive officers serve these primary objectives. We are not required to conduct say-on-pay or say-on-frequency votes under the Dodd-Frank Act. However, we intend periodically to review the elements of our compensation, and we may make changes to the compensation structure relating to one or more named executive officers based on the outcome of such reviews from time to time.

KKR Holdings

    Each of our named executive officers holds interests in our business through KKR Holdings, which is the entity that indirectly owns all of the outstanding KKR Group Partnership Units that are not allocable to us, including KKR Holdings II.

    KKR Holdings units are, subject to certain restrictions, exchangeable for shares of our common stock, on a one-for-one basis, and generally cannot be sold to third parties for monetary value unless they are first exchanged for shares of our common stock. Because KKR Holdings units are exchangeable for shares of our common stock, we believe that our named executive officers' interests are aligned with those of our stockholders.

    KKR Holdings, from time to time, receives distributions that are made on KKR Group Partnership Units that are held by it. To the extent such distributions are received on KKR Group Partnership Units that underlie any KKR Holdings units that have satisfied their respective vesting requirements, if any, at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions will be allocated and further distributed to the named executive officers as and when received. To the extent that such distributions are made on KKR Group Partnership Units underlying any KKR Holdings units that have not satisfied all vesting requirements at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions may be allocated or otherwise applied in such amounts and in such manner as our Co-Chief Executive Officers, acting through the general partner of KKR Holdings, may determine. See "—Compensation Elements—Year-End

Bonus Compensation" for a description of these grants. As of February 17, 2021, approximately 3.3 million KKR Holdings units remain unallocated.

    In 2020, our named executive officers received distributions from KKR Holdings, including distributions relating to tax liabilities, as well as dividends on shares of common stock they own, and because these distributions and dividends are not considered to be compensation, they have not been reported in the Summary Compensation Table.

Compensation Elements

Base Salary

    For 2020, Messrs. Kravis, Roberts, Bae and Nuttall were each paid an annual salary of $75,000 and Messrs. Lewin and Sorkin were each paid an annual salary of $300,000. The amounts of annual salary paid to Messrs. Kravis, Roberts, Bae and Nuttall were lower than their customary base salary of $300,000 in 2020, because they have voluntarily agreed to forego most of their base salary after the first quarter following the spread of COVID-19 in the United States. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Chief Executive Officers determined that $300,000 is a sufficient minimum base salary for our named executive officers. We are responsible for funding this base salary.

Year-End Bonus Compensation

    Our Co-Chief Executive Officers and our Co-Presidents/Co-Chief Operating Officers did not receive any year-end bonus compensation in 2020. They voluntarily agreed to forego their year-end bonus compensation in 2020 in light of the COVID-19 pandemic in order to assist the funding of KKR's COVID-19 relief fund. See "—Market Condition Awards" and "—Other Compensation" below for descriptions of restricted holdings units granted to certain named executive officers not as part of our annual compensation program and certain incidental benefits provided by the firm.

    In 2020, our Chief Financial Officer and our General Counsel were awarded additional year-end cash compensation as bonus payments that were determined by our Co-Chief Executive Officers. Our Co-Chief Executive Officers made their subjective determinations by assessing our overall performance and the contributions that our Chief Financial Officer and General Counsel made to our development and success, as a firm, during the year. Certain factors that were considered when determining the size of their bonus payments include (i) their respective contributions and accomplishments in 2020 in terms of driving commercial results for the firm, leading and managing people, and living the firm's values; (ii) their respective performance and contributions relative to other senior employees at the firm; (iii) their respective performance and contributions in 2020 as compared to the prior year; and (iv) the overall financial performance of the firm in 2020 as compared to the prior year based on certain financial measures considered by management, including but not limited to after-tax distributable earnings. More specifically, in assessing Mr. Lewin's contributions, our Co-Chief Executive Officers considered his service as the Chief Financial Officer and his leadership and oversight of our finance, tax and accounting functions and related operations and his role with respect to strategic initiatives undertaken by the firm. In assessing Mr. Sorkin's contributions, they considered his leadership and oversight of our global legal, compliance, enterprise risk and internal audit functions and his role with respect to the strategic initiatives undertaken by the firm. Despite the challenging economic environment in 2020, the firm experienced a strong performance in 2020, with revenues up modestly and other financial metrics, including after-tax distributable earnings, distributable operating earnings and book value per adjusted share, all higher than the prior year. Based on the firm's positive 2020 results and the individual contributions described above, our Co-Chief Executive Officers determined the aggregate size of the bonus payments to Messrs. Lewin and Sorkin. In making these determinations, our Co-Chief Executive Officers also consulted with certain of our senior employees and considered the recommendations by our Co-Presidents/Co-Chief Operating Officers. We believe that the discretion permitted to our Co-Chief Executive Officers permits them to award bonus compensation in an amount they determine to be necessary to motivate and retain these named executive officers.

    The cash bonus amounts paid to our Chief Financial Officer and our General Counsel for 2020 are reflected in the Bonus column of the 2020 Summary Compensation Table below.

In prior years, certain named executive officers received equity awards as part of their annual year-end bonus compensation. In lieu of receiving an annual grant of equity awards for 2020 year-end compensation, certain named executive officers received long-term incentive equity awards instead. See "—Incentive Awards" for a description of their incentive equity awards. An annual grant of equity awards for year-end compensation could be made to our named executive officers in future periods.

Incentive Equity Awards

In February 2021, some of our named executive officers received grants of restricted holdings units subject to market price vesting requirements. These grants were also made to other senior employees of the firm. The overall objectives of these grants were principally to incentivize our most senior employees, to align their interests with those of our stockholders, and to retain them by providing meaningful long-term economic incentives. These awards were not designed to be a regularly recurring equity grant as part of an annual year-end compensation program. The number of restricted holdings units granted to our named executive officers was determined by our Co-Chief Executive Officers. Following the approval of our board of directors, we made the following grants of restricted holdings units under our 2019 Equity Incentive Plan: 1,000,000 restricted holdings units to Mr. Bae, 900,000 restricted holdings units to Mr. Lewin and 300,000 restricted holdings units to Mr. Sorkin. Equity awards to the named executive officers were determined considering their existing relative levels of KKR equity ownership.

The restricted holdings units granted to these named executive officers are subject to a market price vesting condition. Tranches of these restricted holdings units become eligible to vest upon the average closing price of KKR common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets between $45.00 and $70.00 per share. Restricted holdings units that satisfy the target stock price requirement will vest on May 1, 2026 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions. Any of these restricted holdings units that do not satisfy the stock price targets by the close of business on May 1, 2026 will be automatically forfeited. These restricted holdings units are subject to one- and two-year transfer restrictions after vesting and are subject to minimum retained ownership requirements. Because these grants were made after December 31, 2020, they do not appear in the tables below, but will appear in the tables for the year ended December 31, 2021.

Carried Interest

    We allocate 40%, 43% or 65%, as applicable, of the carried interest that we earn to a carry pool, from which our employees are eligible to receive a carried interest allocation. In February 2021, upon receipt of approval from a committee representing a majority of our independent directors, we amended the percentage of carried interest that is allocable to the carry pool to 65% for recently formed funds and future funds, while for older funds, it remains 40% or 43%, as applicable. The percentage of carried interest allocable to the carry pool may be increased only with the approval of a majority of our independent directors. Carry pool allocations for the named executive officers are made by first determining a total dollar value for the named executive officer's interest in the carry pool. Due to their unique status as co-founders of our firm, our Co-Chief Executive Officers determine their own allocation from the carry pool. To make this total dollar value determination for the other named executive officers, our Co-Chief Executive Officers take into consideration the executive officer's involvement with investments and impact on the portfolio, the size of the executive officer's bonus as well as the recommendations by our Co-Presidents/Co-Chief Operating Officers and other factors similar to those considered when determining the size of the bonus, as described under "—Year-End Bonus Compensation." However, the total dollar value available to be allocated to the named executive officers and other employees is limited by the total amount of investments made by our investment funds during the fiscal year, and executive officers and other employees may not be allocated any dollar value of carry in any given year. For our older funds, carry pool allocations were determined based on a percentage applied on an investment-by-investment basis. After a total dollar value, if any, for each named executive officer is determined, such dollar value was then divided by the total allocable dollar value of investments made by our funds for the year, which yielded a certain percentage for the named executive officer. This percentage was then applied consistently to each investment made during the year. Because the size of each investment was different, the nominal amount of the carry pool allocation differed by investment, although the percentage applied to each investment was consistent. For our more recent funds, carry pool allocations are determined based on a percentage applied on a fund-by-fund basis. The dollar value, if any, for each named executive officer is determined and then allocated to the applicable funds, and such dollar value is then divided by the total allocable dollar value of investments made by that fund for the year to yield a percentage for that particular fund. If carry is paid prior to the end of a fund's investment period, this percentage is applied at that time. At the end of the investment period, an adjustment would be made to account for any difference in percentages applied at the times carry was paid during the investment period (taking vesting into account) and the percentage determined for a particular fund based on the total dollar values allocated to the named executive officer for such fund divided by the total allocable dollars invested during the entire investment period of such fund.

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

    Participation in our carry pool for our employees, including our named executive officers, is subject only to service-based vesting with certain exceptions, including additional vesting upon death, disability or certain retirement events. In general, the vesting for carry pool allocations is over a four-year period (other than for our Co-Chief Executive Officers). Vesting serves as an employment retention mechanism and enhances the alignment of interests between a participant in our carry pool and the firm as well as the limited partners in our investment funds. Due to their status as co-founders of our firm, our Co-Chief Executive Officers are typically completely vested in their carry pool allocations upon grant.

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

Minimum Retained Ownership

    While employed by us, unless waived in whole or in part, each of our named executive officers is required to hold at least 25% of the cumulative amount of KKR Holdings units and restricted holdings units that have satisfied the vesting conditions during the duration of his employment with the firm. In addition, unless waived in whole or in part, each of our named executive officers may be required, on a grant by grant basis, to hold shares of our common stock equivalents of 15% of the cumulative restricted stock units granted under our Equity Incentive Plans that have satisfied the applicable vesting condition during the duration of his employment with the firm.

Compensation and Risk

    Our compensation program includes elements that we believe discourage excessive risk-taking and align the compensation of our employees with the long-term performance of the firm. For example, a significant majority of the equity awards granted to our employees are subject to a multi-year vesting conditions, one- and two-year post-vesting transfer restriction periods and/or a minimum retained ownership requirement. Because our equity awards have multi-year vesting provisions, the actual amount of compensation realized by the recipient will be tied to the long- term performance of our common stock. Pursuant to our internal policies, our employees are not permitted to buy or sell derivative securities, including for hedging purposes, or to engage in short-selling to hedge their economic risk of ownership. In addition, we only make cash payments of carried interest to our employees when profitable investments have been realized and after sufficient cash has been distributed to the investors in our funds. Moreover, the general partner of a fund is required to return carried interest distributions to the fund due to, for example, underperformance by the relevant fund subsequent to the payment of such carried interest. Accordingly, the employees would be subject to a "clawback," i.e., be required to return carried interest payments previously made, all of which further discourages excessive risk-taking by our personnel.

Summary Compensation Table

    The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2018, 2019 and 2020.

    In 2018, 2019 and 2020, our named executive officers received distributions from KKR Holdings, as well as dividends on shares of common stock they hold. Because these distributions and dividends are not considered to be compensation, they are not reflected as compensation in the table below. There are certain contractual arrangements we entered into with KKR Holdings at the time of the KPE Transaction in October 2009 and thereafter, including a tax receivable agreement, which relate to payments to our named executive officers that are not compensatory and are described in "Certain Relationships and Related Transactions, and Director Independence."

    Carried interest distributions to our named executive officers in respect of the carry pool for the years ended December 31, 2018, 2019 and 2020 are reflected in the All Other Compensation column in the 2020 Summary Compensation Table below.

2020 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)		Total ($)
Henry R. Kravis	2020	75,000	—	—	41,936,119	(3)	42,011,119
Co-Chief Executive Officer	2019	300,000	—	—	39,822,617		40,122,617
	2018	300,000	—	—	56,217,088		56,517,088

George R. Roberts	2020	75,000	—	—	41,937,533	(4)	42,012,533
Co-Chief Executive Officer	2019	300,000	—	—	39,865,377		40,165,377
	2018	300,000	—	—	56,233,435		56,533,435

Joseph Y. Bae	2020	75,000	—	—	35,729,288	(5)	35,804,288
Co-President and Co-Chief Operating Officer	2019	300,000	8,300,000	—	26,372,589		34,972,589
	2018	300,000	9,000,000	5,872,442	21,168,222		36,340,664

Scott C. Nuttall	2020	75,000	—	—	36,123,519	(6)	36,198,519
Co-President and Co-Chief Operating Officer	2019	300,000	8,300,000	—	26,637,879		35,237,879
	2018	300,000	9,000,000	5,872,442	21,491,798		36,664,240

Robert H. Lewin (7)	2020	300,000	3,450,000	—	4,773,493	(8)	8,523,493
Chief Financial Officer

David J. Sorkin	2020	300,000	3,550,000	—	3,318,106	(9)	7,168,106
General Counsel	2019	300,000	2,800,000	—	3,361,433		6,461,433
	2018	300,000	2,950,000	1,257,647	4,607,770		9,115,417

(1)
Stock awards reflected in the table above for each year presented represent the value of the restricted stock units and KKR Holdings units granted in such reporting period. For the fiscal year ended December 31, 2018, restricted stock units presented in such reporting period relate to the equity portion of the prior year's year-end bonus compensation and reflect the grant date fair value of restricted stock units. Fair value of the restricted stock units and KKR Holdings units granted to our named executive officers and the incremental fair value relating to the modification of the KKR Holdings units are calculated in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation ("ASC Topic 718"). See Note 12 "Equity Based Compensation" to our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values (or incremental fair values) calculated under ASC Topic 718, and may not correspond to the actual value that will be recognized by our named executive officers.

(2)
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

(3)
Consists of $41,255,024 in cash payments of carried interest from the carry pool during 2020; $153,988 related to Mr. Kravis's use of a car and driver during 2020; $477,107 related to certain personnel who administer personal matters for Mr. Kravis during 2020; $25,000 related to financial planning services fees; and $25,000 related to tax preparation fees. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Kravis. Because we do not separately track personnel expenses based on whether they are incurred for business or for personal reasons, 100% of the preceding costs have been reported for Mr. Kravis.

(4)
Consists of $41,255,025 in cash payments of carried interest from the carry pool during 2020; $169,123 related to Mr. Roberts's use of a car and driver during 2020; $463,385 related to certain personnel who administer personal matters for Mr. Roberts during 2020; $25,000 related to financial planning services fees; and $25,000 related to tax preparation fees. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Roberts. Because we do not separately track personnel expenses based on whether they are incurred for business or personal reasons, 100% of the preceding costs have been reported for Mr. Roberts.

(5)	Consists of $35,679,288 in cash payments of carried interest from the carry pool during 2020; $25,000 related to financial planning services fees; and $25,000 related to tax preparation fees.

(6)
Consists of $35,855,769 in cash payments of carried interest from the carry pool during 2020; $192,000 in restricted stock units and $25,750 in deferred compensation notional units of Fiserv, Inc. for Mr. Nuttall's service as a KKR-designated director on the board of directors of Fiserv, Inc., a KKR portfolio company, during 2020; $25,000 related to financial planning services fees; and $25,000 related to tax preparation fees.

(7)	Mr. Lewin became our named executive officers in 2020, and therefore, only his compensation information for the fiscal year ended December 31, 2020 is provided in the table.

(8)	Consists of $4,723,493 in cash payments of carried interest from the carry pool during 2020; $25,000 related to financial planning services fees; and $25,000 related to tax preparation fees.

(9)	Consists of $3,268,106 in cash payments of carried interest from the carry pool during 2020; $25,000 related to financial planning services fees; and $25,000 related to tax preparation fees.

Narrative Disclosure to Summary Compensation Table and Grants of Plan‑Based Awards
Terms of KKR Holdings Units
In general, KKR Holdings units vest over a three- to five-year period from their grant date, subject to continued service through each vesting date. Following this service-based vesting, certain KKR Holdings units may also be subject to transfer restrictions and/or minimum retained ownership requirements. Unvested KKR Holdings units are not entitled to receive any distributions that are declared and received on the underlying KKR Group Partnership Units. As of February 17, 2021, 262,125,530 outstanding KKR Holdings units have vested, constituting 95% of the KKR Holdings units outstanding. See "—KKR Holdings."

    KKR Holdings units that are subject to transfer restrictions, unless waived, may not be sold, exchanged or otherwise transferred for a specified period of time following the initial vesting date and interests in such units will remain contingently vested during that time. The transfer restriction period typically lasts for (1) one year with respect to one-half of the units vesting on the vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date. Transfer restricted units become fully vested and transferable and may be exchanged into shares of common stock at the end of the transfer restriction period if the holder is not terminated for cause and has complied with the terms of his or her confidentiality and restrictive covenant agreement during the transfer restrictions period. See "Terms of Confidentiality and Restrictive Covenant Agreements" below.
    Because KKR Holdings is a partnership, all of the 275,626,493 KKR Holdings units have been legally allocated, but the allocation of 3,260,963 of these units has not been communicated to each respective principal as of December 31, 2020. The units whose allocation has not been communicated are subject to performance-based vesting conditions, which include: (i) whether the principal is in good standing and has adhered to our policies and rules; (ii) performance of assigned tasks and duties in an effective, efficient and diligent manner; (iii) contribution and commitment to the growth, development and profitability of KKR and our business; (iv) contribution and commitment to our management and general administration; (v) contribution and commitment to the culture, business principles, reputation and morale of KKR as a whole and the team or teams to which the principal has been assigned; and (vi) contribution and commitment to our recruiting, business development, public image and marketing efforts and the professional development of our personnel. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its principals. It is anticipated that additional service‑based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. We applied the guidance of ASC Topic 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, we considered (1) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (2) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved and (3) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance‑based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance‑based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients' individual performance.
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
Terms of Restricted Stock Units
    Restricted stock units are equity awards issuable under our 2019 Equity Incentive Plan, which after vesting, may be settled for shares of our common stock on a one-for-one basis (or an amount of cash equal to the fair market value of such shares).
    In general, restricted stock units are subject to either (i) a service-based vesting condition with vesting in annual installments over a multi‑year period (generally three to five years) from a specified date, subject to the recipient's continued employment with us on the applicable vesting dates, subject to exceptions, or (ii) a market price-based vesting condition where the portion of the units that satisfies stock price target requirements will vest on a scheduled vesting date (generally five years from the grant date), subject to the recipient's continued employment with us on the scheduled vesting date, subject to exceptions. Following vesting, certain restricted stock unit grant agreements may also subject the shares of common stock delivered upon settlement of such restricted stock units to transfer restrictions and/or minimum retained ownership requirements. Unvested restricted stock units granted under our Equity Incentive Plans are not entitled to receive dividends from us. Certain restricted stock unit grant agreements may also contain additional vesting requirements.
Shares of common stock delivered upon settlement of restricted stock units that are subject to transfer restrictions, unless waived, may not be sold, exchanged or otherwise transferred for a specified period of time following the vesting date. The transfer restriction period typically lasts for (1) one year with respect to one-half of the units vesting on such vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date. Transfer-restricted shares of common stock become saleable at the end of the transfer restriction period if the holder has not been terminated for cause and has not breached in any significant or intentional manner, as determined by the Administrator (as defined in "KKR & Co. Inc. Equity Incentive Plan—Administration"), the terms of his or her confidentiality and restrictive covenants contained in the grant agreement during the transfer restriction period. See "Terms of Confidentiality and Restrictive Covenant Agreements" below.
    While employed by our firm, our employees, including our named executive officers, may also be subject to a minimum retained ownership requirement under the restricted stock unit grant agreement, which would obligate them to continuously hold shares of our common stock equivalents of 15% of their cumulatively vested restricted stock units, unless waived. From time to time, the transfer restrictions and minimum retained ownership requirements applicable to restricted stock units of certain employees, including our named executive officers, may be transferred to such employees' KKR Holdings units or restricted holdings units, if any, so that the total units or shares of equity subject to transfer restrictions and minimum retained ownership requirements are expected to be the same, unless waived.
    For additional information about equity awards granted under our Equity Incentive Plan, please also see "KKR & Co. Inc. Equity Incentive Plan" below.

Terms of Restricted Holdings Units
In February 2020, we adopted a new form of equity award under the 2019 Equity Incentive Plan called restricted holdings units. Restricted holdings units are granted under the 2019 Equity Incentive Plan, and the number of shares of common stock in respect of such awards is subject to the overall limitation on the number of shares of common stock that may be awarded under the 2019 Equity Incentive Plan. The overall restricted holdings units program was approved by a committee of independent directors of our board of directors. KKR's independent directors are ineligible to receive restricted holdings units.
In general, restricted holdings units are subject to vesting conditions similar to those of restricted stock units described above. Restricted holdings units provide the holder the ability, after vesting and the satisfaction of certain other conditions, to exchange them for shares of our common stock on a one-for-one basis (or at the discretion of KKR, cash in an amount equal to the fair market value of the shares of common stock that would otherwise be deliverable in such exchange). There is no tax receivable agreement in place for such exchange of restricted holdings units granted under the 2019 Equity Incentive Plan, and therefore we will receive 100% of any tax benefits arising from the exchange of restricted holdings units granted under that plan. Prior to vesting, restricted holdings units are not entitled to any distributions from us.
Following vesting, restricted holdings units are generally subject to additional restrictions, including transfer restrictions, which typically lasts for (1) one year with respect to one-half of the units vesting on such vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date, and minimum retained ownership requirements, which obligate the recipients to continuously hold at least 25% of their cumulatively vested restricted holdings units, unless waived. Transfer restricted units become fully vested and transferable and may be exchanged into shares of common stock at the end of the transfer restriction period if the holder is not terminated for cause and has complied with the terms of his or her confidentiality and restrictive covenant agreement during the transfer restrictions period. See "Terms of Confidentiality and Restrictive Covenant Agreements" below.
Terms of Confidentiality and Restrictive Covenant Agreements
    The confidentiality and restrictive covenant agreements with each of our named executive officers include prohibitions on them competing with us or soliciting our fund investors, clients or employees while employed by us and during a restricted period following their departure from the firm. These agreements also have non-disparagement obligations and require them to protect and use the firm's confidential information only in accordance with confidentiality restrictions set forth in the agreement.
    The restricted periods for our Co‑Chief Executive Officers expire two years from termination for both the prohibitions on competition with us and the prohibitions on the solicitation of our fund investors, clients and employees. In cases where the Co-Chief Executive Officer is terminated involuntarily and for reasons not constituting cause, such periods are reduced to one year from termination. The restricted periods for our other named executive officers expire (1) in the case of the prohibitions on competition with us, 12 months from termination and (2) in the case of the prohibitions on the solicitation of our fund investors, clients, and employees, 15 months from termination. These agreements also require that we, and our Co-Chief Executive Officers and other named executive officers, provide advance notice prior to termination of employment.
    Our named executive officers (other than our Co‑Chief Executive Officers) have entered into these confidentiality and restrictive covenant agreements with us through their restricted stock unit grant agreements or restricted holdings unit grant agreements and separately also with KKR Holdings, which is entitled to waive, modify or amend them at any time without our consent. However, because our Co‑Chief Executive Officers have not received any restricted stock units or restricted holdings units from us, their confidentiality and restrictive covenant agreements are solely with KKR Holdings. Because KKR Holdings is the party to these agreements and not us, we may not be able to enforce them, and these agreements might be waived, modified or amended at any time without our consent.

Outstanding Equity Awards at 2020 Fiscal Year‑End
    The following table sets forth information concerning unvested restricted stock units and KKR Holdings units for each of the named executive officers as of December 31, 2020.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)
Henry R. Kravis	1,000,000 (2)	$40,490,000
George R. Roberts	1,000,000 (2)	$40,490,000
Joseph Y. Bae	6,347,848 (3)(7)	$257,024,366
Scott C. Nuttall	6,407,848 (4)(7)	$259,453,766
Robert H. Lewin	153,934 (5)	$6,232,788
David J. Sorkin	130,420 (6)	$5,280,706

(1)    These amounts are based on the closing market price of our common stock on the last trading day of the year ended December 31, 2020, which was $40.49 per share.
(2)    Includes 1,000,000 KKR Holdings units granted to each of Messrs. Kravis and Roberts on November 2, 2017, which will vest in two equal annual installments, beginning on October 1, 2021.
(3)    Includes (i) 260,000 KKR Holdings units granted on February 25, 2016, which will vest on May 1, 2021; (ii) 2,667,500 KKR Holdings units granted on November 2, 2017, which will vest on October 1 of each year as follows: 45% in 2021 and 55% in 2022; (iii) 3,325,000 restricted stock units granted on November 2, 2017, of which (a) 825,000 units will vest on October 1 of each year as follows: 45% in 2021 and 55% in 2022 and (b) 2,500,000 units will vest upon the market price of our common stock reaching and maintaining a market price of $40.00 per share for a period of ten consecutive trading days on or prior to December 31, 2022; and (iv) 95,348 restricted stock units granted on February 21, 2018, which will vest on April 1, 2021.
(4)    Includes (i) 320,000 KKR Holdings units granted on February 25, 2016, which will vest on May 1, 2021; (ii) 2,667,500 KKR Holdings units granted on November 2, 2017, which will vest on October 1 of each year as follows: 45% in 2021 and 55% in 2022; (iii) 3,325,000 restricted stock units granted on November 2, 2017, of which (a) 825,000 units will vest on October 1 of each year as follows: 45% in 2021 and 55% in 2022 and (b) 2,500,000 units will vest upon the market price of our common stock reaching and maintaining a market price of $40.00 per share for a period of ten consecutive trading days on or prior to December 31, 2022; and (iv) 95,348 restricted stock units granted on February 21, 2018, which will vest on April 1, 2021.
(5)    Includes (i) 135,000 KKR Holdings units granted on February 25, 2016, which will vest on May 1, 2021; and (ii) 18,934 restricted stock units granted on December 29, 2017, which will vest on April 1, 2021.
(6)    Includes (i) 110,000 KKR Holdings units granted on February 25, 2016, which will vest on May 1, 2021; and (ii) 20,420 restricted stock units granted on February 21, 2018, which will vest on April 1, 2021.
(7)    2,500,000 restricted stock units granted to each of Messrs. Bae and Nuttall on November 2, 2017 have subsequently vested on January 21, 2021 upon the closing price of KKR common stock reaching and maintaining $40.00 per share for ten consecutive trading days.

Option Exercises and Stock Vested in 2020
    The following table sets forth information concerning the vesting of KKR Holdings units and restricted stock units held by each of our named executive officers during the year ended December 31, 2020.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Henry R. Kravis	500,000	$17,345,000
George R. Roberts	500,000	$17,345,000
Joseph Y. Bae	1,692,380	$53,954,470
Scott C. Nuttall	1,738,392	$55,110,653
Robert H. Lewin	163,941	$3,925,687
David J. Sorkin	152,908	$3,622,343

(1)    The amounts reflected in this column represent KKR Holdings units and shares of common stock delivered upon vesting, a portion of which are subject to one‑ and two-year transfer restrictions upon vesting. See "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of KKR Holdings Units" and "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Restricted Stock Units" for additional terms, including with respect to the transfer of certain restrictions from the restricted stock units to employees' KKR Holdings units.
(2)    These amounts are based on the closing market price of our common stock on each respective vesting date.
Pension Benefits for 2020
    We provided no pension benefits during the fiscal year ended December 31, 2020.
Nonqualified Deferred Compensation for 2020
    We provided no defined contribution plan for the deferral of compensation on a basis that is not tax‑qualified during the fiscal year ended December 31, 2020.
Potential Payments Upon Termination or Change in Control
    Upon termination of employment, vesting generally ceases for KKR Holdings units, restricted holdings units and restricted stock units that have not vested. In addition, transfer-restricted vested KKR Holdings units, transfer-restricted vested restricted holdings units and, if applicable, transfer-restricted restricted stock units (which term includes the transfer-restricted shares of common stock that may be delivered upon settlement of such restricted stock units) remain subject to transfer restrictions for one- and two-year periods, except as described below. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information regarding KKR Holdings units and transfer-restricted restricted stock units of our named executive officers.
    An employee who retires after the first date on which his or her age plus years of service to KKR equals 80 ("qualified retirement") will generally (i) continue to vest in his or her unvested KKR Holdings units, restricted stock units and restricted holdings units (for those with service-based vesting conditions) for an additional two years following retirement and (ii) vest in a pro rata portion of his or her unvested restricted stock units and restricted holdings units (for those with market price-based vesting conditions) that satisfied the stock price target requirements at the time of qualified retirement, in each case, subject to compliance, if applicable, with the requirement that the holder not violate the terms and conditions of his or her confidentiality and restrictive covenants during the period in which such KKR Holdings unit, restricted stock unit or restricted holdings units, if applicable, remains transfer restricted over the one- and two-year periods.
    Upon death or disability, generally (i) a holder of KKR Holdings units, restricted stock units and restricted holdings units (for those with service-based vesting conditions) becomes vested in all unvested KKR Holdings units, restricted stock units and restricted holdings units, respectively, and (ii) a holder of restricted stock units and restricted holdings units (for those with market price-based conditions) will be eligible to vest in a pro rata portion of his or her unvested restricted stock units and restricted holdings units that satisfied the stock price target requirements at the time of death or disability, and in each case, such units will become permitted to be exchanged after the scheduled vesting dates or will be settled on the scheduled vesting dates, as applicable. In addition, upon a change in control of KKR, a holder of KKR Holdings units, restricted stock units and restricted holdings units may become immediately vested in all unvested KKR Holdings units, restricted stock units and restricted holdings units, respectively, which become permitted to be exchanged after the scheduled vesting dates or will be settled on the scheduled vesting dates, as applicable. The values of unvested KKR Holdings units and restricted stock units held by the named executive officers as of December 31, 2020 are set forth above in "Outstanding Equity Awards at 2020 Fiscal Year-End."
    Upon termination of employment, vesting generally ceases for carried interest allocations, some of which are subject to forfeiture for breach of the confidentiality and restrictive covenant agreement. In addition, carried interest allocations generally become immediately vested upon death or disability, and certain carried interest allocations permit additional vesting upon retirement.
Pay Ratio Disclosure
For the fiscal year ended December 31, 2020:

•the median of the annual total compensation of all employees of our company (other than Messrs. Kravis and Roberts, who are our Co-Chief Executive Officers) was $306,224;

•the annual total compensation of Messrs. Kravis and Roberts were $42,011,119 and $42,012,533, respectively; and

•the ratio of the annual total compensation of our Co-Chief Executive Officers to the median of the annual total compensation of all other employees was 137 to 1.

To identify the median employee for the purpose of providing the information above, we examined the compensation of all our employees (other than our Co-Chief Executive Officers) as of December 31, 2020 using, based on our payroll records, a consistently applied compensation measure consisting of such employees' annual salary, annual cash bonus, actual overtime, carried interest payouts and equity granted. Employees on unpaid leave of absence, employees who gave notice of departure and were not part of the regular year-end compensation process, and any employee who joined us in connection with an acquisition consummated during the year (there was none in 2020) were excluded from the calculation. Compensation of employees who were employed for less than the full year of 2020 were annualized, if they were part of the regular year-end compensation process. We reviewed all compensation in U.S. dollars, using the relevant exchange rate for any compensation paid in other currencies. Our use of this consistently applied compensation measure resulted in two potential median employees, because the employee population we used had an even number of employees. From the two employees, we selected as the median employee the employee who had a lower annual total compensation, yielding a higher pay ratio. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our principal executive officers as set forth in "—Summary Compensation Table—2020 Summary Compensation Table." As noted in “—Compensation Elements—Year-end Bonus Compensation," Messrs. Kravis and Roberts did not receive any year-end bonus compensation in 2020, and the distributions from KKR Holdings and dividends from their shares of common stock are not considered compensation and accordingly are not included in the pay ratio calculation above.

Director Compensation
    We limit compensation for service on our board of directors to the independent directors. Each independent director receives (1) an annual cash retainer of $90,000, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and an additional annual cash retainer of $25,000 (in addition to the annual cash retainer as a member of the audit committee) if such independent director serves as the chairman of the audit committee, and (4) an additional annual cash retainer of $10,000 if such independent director is a member of the conflicts committee and an additional annual cash retainer of $15,000 (in addition to the annual cash retainer as a member of the conflicts committee) if such independent director serves as the chairman of the conflicts committee. Cash retainers are pro-rated if, during the fiscal year, a director joins or resigns from the board of directors, a director joins or resigns from a committee or the amount of a retainer is increased or decreased. In addition, on November 2, 2020, 4,280 restricted stock units were granted to each independent director pursuant to our 2019 Equity Incentive Plan.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Mary N. Dillon	100,000	147,574	247,574
David C. Drummond (2)	100,000	147,574	247,574
Joseph A. Grundfest	140,000	147,574	287,574
John B. Hess	90,000	147,574	237,574
Xavier B. Niel	90,000	147,574	237,574
Patricia F. Russo	100,000	147,574	247,574
Thomas M. Schoewe	125,000	147,574	272,574
Robert W. Scully	155,000	147,574	302,574

(1)    Represents the aggregate grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2020 as calculated in accordance with ASC Topic 718. See Note 12 "Equity Based Compensation" to our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.
(2)    Mr. Drummond retired from our board of directors on December 31, 2020.
    The following table details grants of restricted stock units to each independent director in the year ended December 31, 2020. The table includes the grant date and grant date fair value of 2020 restricted stock units and the aggregate number of unvested restricted stock units as of December 31, 2020 owned by each independent director who served as a director during the year ended December 31, 2020:

Name	Grant Date (1)	Stock Awards (#)	Grant Date Fair Value ($) (2)	Total Number of Unvested Restricted Equity Awards on December 31, 2020 (#)
Mary N. Dillon	11/2/2020	4,280	147,574	4,280
David C. Drummond (3)	11/2/2020	4,280	147,574	—
Joseph A. Grundfest	11/2/2020	4,280	147,574	4,280
John B. Hess	11/2/2020	4,280	147,574	4,280
Xavier B. Niel	11/2/2020	4,280	147,574	4,280
Patricia F. Russo	11/2/2020	4,280	147,574	4,280
Thomas M. Schoewe	11/2/2020	4,280	147,574	4,280
Robert W. Scully	11/2/2020	4,280	147,574	4,280
(1)    The restricted stock units were granted on November 2, 2020 and will vest on October 1, 2021, subject to the grantee's continued service through the vesting date.
(2)    This column represents the grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2020 as calculated in accordance with ASC Topic 718. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.
(3)    All unvested restricted stock units held by Mr. Drummond were canceled following his retirement from our board of directors on December 31, 2020.
KKR & Co. Inc. Equity Incentive Plan
    Our outstanding equity awards were granted under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan, which we refer to as our 2010 Equity Incentive Plan, or the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan, which we refer to as our 2019 Equity Incentive Plan. Following the effectiveness of our 2019 Equity Incentive Plan on March 29, 2019, we do not make any further grants under our 2010 Equity Incentive Plan, and our 2019 Equity Incentive Plan became our only plan for providing new equity-based awards. Our 2019 Equity Incentive Plan has a term of 10 years from the effective date. Outstanding awards under our 2010 Equity Incentive Plan remain outstanding, unchanged and subject to the terms of our 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms.
Administration
    Our board of directors or a committee or subcommittee thereof administers or will administer, as applicable, our Equity Incentive Plans (the "Administrator"). The Administrator has the authority to make all decisions, determinations and interpretations with respect to the administration of our Equity Incentive Plans, including determining who will receive awards thereunder, the number of shares of common stock underlying the awards and the terms and conditions of the awards, and is permitted, subject to applicable law, to delegate all or any part of its responsibilities and powers to any employee or employees selected by it in accordance with the terms of the plan. The board of directors authorized its executive committee (consisting of Messrs. Kravis and Roberts) to act as the Administrator under each plan, provided that (i) the Executive Committee is not authorized to make grants with respect to the executive officers without approval of the board of directors and (ii) the board of directors reserved the power and authority to act as the Administrator and to modify the power and authority of the Executive Committee under each plan.
Common Stock Subject to the Plan
As of December 31, 2020, 92,324,255 shares of common stock were available for issuance in respect of outstanding awards and the grant of future awards, representing 15% of the aggregate number of aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries) (which is referred to as "Diluted Common Shares" in this report) outstanding at the close of business on December 31, 2020, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Under the 2019 Equity Incentive Plan, the aggregate number of shares of common stock available under the plan will be increased, on the first day of each fiscal year, by a number of shares of common stock equal to the positive difference, if any, between (x) 15% of the number of Diluted Class A Shares outstanding at the close of business on the last day of the immediately preceding fiscal year minus (y) the number of shares of common stock available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our 2019 Equity Incentive Plan as of the last day of such year, unless the Administrator in its sole discretion should decide to increase the number of shares of common stock available under the plan by a lesser amount on any such date. As a result, on the first day of each fiscal year, the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive Plan will be adjusted upwards to 15% of the number of Diluted Common Shares outstanding at the close of business on the last day of the immediately preceding fiscal year, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Therefore, we expect that the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive Plan will increase at the beginning of each fiscal year compared to the end of the immediately preceding fiscal year if, during the immediately preceding year, there has been (i) any increase in the aggregate number of shares of common stock and KKR Group Partnership Units outstanding or (ii) any delivery of underlying shares upon vesting of outstanding equity awards under our 2019 Equity Incentive Plan.

Restricted Stock Units and Other Equity-Based Awards
The Administrator may grant or sell awards of restricted stock units, restricted holdings units, common stock, restricted common stock, deferred restricted common stock, phantom restricted common stock, or any other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, our common stock. Any of these or other equity-based awards may be in such form, and dependent on such conditions, as the Administrator determines, including the right to receive, or vest with respect to, one or more shares of common stock (or the equivalent cash value of such shares) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives. The Administrator may determine whether any such equity-based awards will be payable in cash, shares of common stock or other assets or a combination of cash, common stock and other assets.

Options and Stock Appreciation Rights

The Administrator may award non-qualified stock options and stock appreciation rights. Options and stock appreciation rights granted under the 2019 Equity Incentive Plan will become vested and exercisable at such times and upon such terms and conditions as may be determined by the Administrator at the time of grant, but no option or stock appreciation right will be exercisable for a period of more than ten years after it is granted. The exercise price per share will be determined by the Administrator, provided that options and stock appreciation rights granted to participants who are U.S. taxpayers will not be granted with an exercise price less than 100% of the fair market value per share of common stock on the date of grant. To the extent permitted by the Administrator, the exercise price of an option may be paid in cash or its equivalent, in shares of common stock having a fair market value equal to the aggregate exercise price and satisfying such other requirements as may be imposed by the Administrator, partly in cash and partly in shares of common stock or net settlement in shares of common stock. As determined by the Administrator, stock appreciation rights may be settled in shares of common stock, cash or any combination thereof.

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

Henry R. Kravis George R. Roberts Joseph Y. Bae Scott C. Nuttall Mary N. Dillon Joseph A. Grundfest John B. Hess Xavier B. Niel Patricia F. Russo Thomas M. Schoewe Robert W. Scully

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth the beneficial ownership of our common stock and KKR Group Partnership Units that are, together with shares of our Series II preferred stock, exchangeable for shares of our common stock by:
•each person known to us to beneficially own more than 5% of any class of our outstanding voting securities based on our review of filings with the SEC;
•each of our directors, persons chosen to become a director and named executive officers; and
•our directors and named executive officers as a group.
    The numbers of shares of common stock and KKR Group Partnership Units and shares of Series II preferred stock outstanding and the percentage of beneficial ownership are based on 576,611,174 shares of common stock issued and outstanding and 275,626,493 KKR Group Partnership Units that, together with shares of our Series II preferred stock, are exchangeable for shares of our common stock as of February 17, 2021. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of February 17, 2021. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

	Common Stock Beneficially Owned (1)		KKR Group Partnership Units and Series II Preferred Stock Beneficially Owned (1)(2)		Percentage of Combined Common Stock and Series II Preferred Stock Beneficially Owned
Name (3)	Number	Percent	Number	Percent	Ownership (4)
KKR Holdings (5)	2,677	*	275,626,493	100.0%	32.3%
ValueAct Capital Master Fund, L.P. (6)	38,050,000	6.6%	—	—	4.5
The Vanguard Group Inc. (7)	47,545,784	8.2	—	—	5.6
BlackRock, Inc. (8)	34,409,404	6.0	—	—	4.0
Henry R. Kravis (5)(9)(10)	12,965,126	2.2	275,626,493	100.0	33.8
George R. Roberts (5)(9)(10)	11,858,598	2.1	275,626,493	100.0	33.7
Joseph Y. Bae (11)	3,904,324	*	10,069,897	3.7	1.6
Scott C. Nuttall (11)	3,005,594	*	13,343,794	4.8	1.9
Mary N. Dillon	12,225	*	—	—	*
Joseph A. Grundfest	78,699	*	—	—	*
John B. Hess	6,699	*	—	—	*
Xavier B. Niel	15,113	*	—	—	*
Patricia F. Russo	71,699	*	—	—	*
Thomas M. Schoewe	79,299	*	—	—	*
Robert W. Scully	159,699	*	—	—	*
Robert H. Lewin (11)	90,682	*	954,976	*	*
David J. Sorkin (11)	20,420	*	3,163,593	1.1	*
Directors and executive officers as a group (13 persons)	27,598,333	4.8	275,626,493	100.0%	35.5%
*Less than 1.0%.
(1)KKR Group Partnership Units held by KKR Holdings are exchangeable (together with the corresponding Series II preferred stock) for our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and in compliance with lock-up, vesting and transfer restrictions as described under "Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement." Beneficial ownership of KKR Group Partnership Units and Series II preferred stock reflected in this table has not also been reflected as beneficial ownership of our common stock for which such KKR Group Partnership Units and Series II preferred stock may be exchanged.
(2)On any matters that may be submitted to a vote of the holders of common stock, holders of Series II preferred stock are entitled to one vote per share of Series II preferred stock subject to adjustments as provided in our certificate of incorporation, and such holders are entitled to participate in the vote on the same basis as the holders of our common stock.

(3)The address of each director and executive officer, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 30 Hudson Yards, New York, New York 10001. The address of Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025.
(4)This column assumes the exchange of KKR Group Partnership Units and Series II preferred stock into shares of common stock and a number of outstanding shares of common stock calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act.
(5)KKR Holdings owns, beneficially or of record, an aggregate of 2,677 shares of common stock and 275,626,493 exchangeable KKR Group Partnership Units and shares of Series II preferred stock. Our principals hold interests in KKR Holdings that will entitle them to participate in the value of the KKR Group Partnership Units held by KKR Holdings. KKR Holdings is a limited partnership that is controlled by KKR Holdings GP Limited, its sole general partner, which has investment control over all KKR Group Partnership Units, shares of Series II preferred stock and shares of common stock held by KKR Holdings and voting control over all shares of common stock and Series II preferred stock held by KKR Holdings. Messrs. Kravis and Roberts, by virtue of their rights under the organizational documents of KKR Holdings GP Limited (the general partner of KKR Holdings), may be deemed to share dispositive and/or voting power with respect to the KKR Group Partnership Units, shares of common stock and shares of Series II preferred stock held by KKR Holdings. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except to the extent of his own pecuniary interest therein. Mr. Kravis disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 72,814,740 KKR Group Partnership Units in which he and certain related entities he controls have a pecuniary interest. Mr. Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 80,277,805 KKR Group Partnership Units in which he and certain related entities he controls have a pecuniary interest. The address of KKR Holdings is 30 Hudson Yards, New York, New York 10001.
(6)Based on a Schedule 13D/A filed with the SEC on November 12, 2020, shares of common stock reported as beneficially owned by ValueAct Capital Master Fund, L.P. are also reported as beneficially owned by (i) ValueAct Management L.P. as the manager of each such investment partnership, (ii) ValueAct Management LLC, as general partner of ValueAct Management L.P., (iii) ValueAct Holdings, L.P., as the majority owner of the membership interests of VA Partners I, LLC, (iv) ValueAct Holdings II, L.P., as the sole owner of the limited partnership interests of ValueAct Management L.P. and the membership interests of ValueAct Management LLC, and (v) ValueAct Holdings GP, LLC, as general partner of ValueAct Holdings, L.P. and ValueAct Holdings II, L.P. Shares reported as beneficially owned by ValueAct Capital Master Fund, L.P. are also reported as beneficially owned by VA Partners I, LLC, as general partner of ValueAct Capital Master Fund, L.P. By reason of such relationship, ValueAct Capital Master Fund, L.P. is reported as having shared power to vote or to direct the vote, and shared power to dispose or direct the disposition of, such shares of common stock, with VA Partners I, LLC (only with respect to ValueAct Capital Master Fund, L.P.), ValueAct Management L.P., ValueAct Management LLC, ValueAct Holdings, L.P., ValueAct Holdings II, L.P., and ValueAct Holdings GP, LLC. The address of these beneficial owners is One Letterman Drive, Building D, Fourth Floor, San Francisco, California 94129.
(7)Based on a Schedule 13G/A filed with the SEC on February 10, 2021, as of December 31, 2020, The Vanguard Group reports it is the beneficial owner of 47,545,784 shares of common stock, with sole dispositive power over 46,331,888 shares of common stock, shared voting power over 489,083 shares of common stock and shared dispositive power over 1,213,896 shares of common stock. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(8)Based on a Schedule 13G filed with the SEC on February 5, 2021, BlackRock, Inc. reports it is the beneficial owner of 34,409,404 shares of common stock, with sole voting power over 31,106,599 shares of common stock, sole dispositive power over 34,409,404 shares of common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(9)KKR MIF Fund Holdings L.P. owns, beneficially or of record, an aggregate of 1,028,156 shares of common stock. The sole general partner of KKR MIF Fund Holdings L.P. is KKR MIF Carry Holdings L.P. The sole general partner of KKR MIF Carry Holdings L.P. is KKR MIF Carry Limited. Each of KKR MIF Carry Holdings L.P. (as the sole general partner of KKR MIF Fund Holdings L.P.); KKR MIF Carry Limited (as the sole general partner of KKR MIF Carry Holdings L.P.); KKR Index Fund Investments L.P. (as the sole shareholder of KKR MIF Carry Limited); KKR IFI GP L.P. (as the sole general partner of KKR Index Fund Investments L.P.); KKR IFI Limited (as the sole general partner of KKR IFI GP L.P.); KKR Group Partnership L.P. (as the sole shareholder of KKR IFI Limited); KKR Group Holdings Corp. (as the general partner of KKR Group Partnership L.P.); KKR & Co. Inc. (as the sole shareholder of KKR Group Holdings Corp.); and KKR Management LLP (as the Series I preferred stockholder of KKR & Co. Inc.) may be deemed to be the beneficial owner of the securities. Messrs. Kravis and Roberts are the founding partners of KKR Management LLP and may be deemed to share dispositive power with respect to the shares of common stock held by KKR MIF Fund Holdings L.P. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities.
(10)KKR Reference Fund Investments L.P. owns, beneficially or of record, an aggregate of 3,639,010 shares of common stock. The sole general partner of KKR Reference Fund Investments L.P. is KKR IFI GP L.P. Each of KKR IFI GP L.P. (as the sole general partner of KKR Reference Fund Investments L.P.); KKR IFI Limited (as the sole general partner of KKR IFI GP L.P.); KKR Group Partnership L.P. (as the sole shareholder of KKR IFI Limited); KKR Group Holdings Corp. (as the general partner of KKR Group Partnership L.P.); KKR & Co. Inc. (as the sole shareholder of KKR Group Holdings Corp.); and KKR Management LLP (as the Series I preferred stockholder of KKR & Co. Inc.) may be deemed to be the beneficial owner of the securities. Messrs. Kravis and Roberts are the founding partners of KKR Management LLP and may be deemed to share dispositive power with respect to the shares of common stock held by KKR MIF Fund Holdings L.P. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities
(11)The shares of common stock above for Messrs. Bae, Nuttall, Lewin and Sorkin include 95,348, 95,348, 18,934 and 20,420 restricted stock units, respectively, that will vest within 60 days of February 17, 2021.

Securities Authorized for Issuance under Equity Compensation Plans
    The table set forth below provides information concerning the awards that may be issued under our Equity Incentive Plans as of December 31, 2020.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (2)
Equity Compensation Plans Approved by Security Holders	47,540,534	—	92,324,255
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	47,540,534	—	92,324,255
(1)Reflects the aggregate number of restricted stock units granted under our Equity Incentive Plans and outstanding as of December 31, 2020.
(2)The aggregate number of shares of common stock available under our 2019 Equity Incentive Plan is increased, on the first day of each fiscal year, by a number of shares of common stock equal to the positive difference, if any, between (x) 15% of the number of Diluted Common Shares outstanding at the close of business on the last day of the immediately preceding fiscal year minus (y) the number of shares of common stock available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our 2019 Equity Incentive Plan as of the last day of such year, unless the Administrator in its sole discretion should decide to increase the number of shares of common stock available under the plan by a lesser amount on any such date. We have filed registration statements on Form S-8 under the Securities Act to register shares of common stock covered by our Equity Incentive Plans. Accordingly, upon issuance pursuant to our Equity Incentive Plans, these shares of common stock will be available for sale in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The following description is a summary of the material terms of the agreements described below, and does not contain all of the information that you may find useful. For additional information, you should read the copies of our exchange agreement, our registration rights agreement, our tax receivable agreement and the limited partnership agreement of the KKR Group Partnership, all of which have been filed or incorporated by reference as exhibits to this report.

Exchange Agreement

    We have entered into an exchange agreement with KKR Holdings, the entity through which certain of our employees, including Messrs. Kravis, Roberts, Bae, Nuttall, Lewin and Sorkin, hold their KKR Group Partnership Units. Pursuant to the exchange agreement, KKR Holdings or certain transferees of its KKR Group Partnership Units may, on a quarterly basis (subject to the terms of the exchange agreement), exchange KKR Group Partnership Units held by them (together with corresponding shares of Series II preferred common stock) for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock distributions and reclassifications. At the election of the general partner of the KKR Group Partnership, the KKR Group Partnership may settle exchanges of KKR Group Partnership Units with cash in an amount equal to the fair market value of the shares of common stock that would otherwise be deliverable in such exchanges. To the extent that KKR Group Partnership Units held by KKR Holdings or its transferees are exchanged for shares of our common stock, our interests in the KKR Group Partnership will be correspondingly increased. Any shares of common stock received upon such exchange will be subject to any restrictions that were applicable to the exchanged KKR Group Partnership Units, including any applicable transfer restrictions. During the year ended December 31, 2020, 14,754,852 KKR Group Partnership Units were exchanged for shares of our common stock pursuant to this agreement.

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

    As contemplated by the exchange agreement, a coordinated selling program has been established relating to sales of shares of common stock received pursuant to the exchanges by certain holders of KKR Holdings units and restricted holdings units. Pursuant to the program, sales generally take place quarterly, and management is permitted to establish an overall limit on such sales based upon the trading volume of our common stock or any other factor that may be considered relevant.
Registration Rights Agreement

    In connection with our NYSE listing, we entered into a registration rights agreement with KKR Holdings pursuant to which we granted KKR Holdings, its affiliates and transferees of its KKR Group Partnership Units the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our common stock (and other securities convertible into or exchangeable or exercisable for shares of our common stock) held or acquired by them. Under the registration rights agreement, holders of registration rights will have the right to request us to register shares of our common stock received upon the exchange of their KKR Holdings units and the sale of such shares and also have the right to require us to make available shelf registration statements permitting sales of shares of common stock into the market from time to time over an extended period. In addition, holders of registration rights will have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other holders of registration rights or initiated by us. On October 1, 2010, the registration statement we filed pursuant to this agreement was declared effective, and related post-effective amendments were declared effective on April 14, 2011, September 21, 2011 and July 10, 2018. As of December 31, 2020, 275,626,493 shares of common stock remain unissued under that registration statement.

Tax Receivable Agreement

    We are required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. The KKR Group Partnership has made an election under Section 754 of the Code that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for shares of common stock occurs, which may result in an increase in our tax basis of the assets of the KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in our share of the tax basis of the tangible and intangible assets of the KKR Group Partnership, primarily attributable to a portion of the goodwill inherent in our business that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

    We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former principals who have exchanged KKR Holdings units for shares of common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we actually realize as a result of increases in tax basis that arise due to future payments under the agreement. We expect to benefit from the remaining 15% of cash savings, if any, in income tax that we realize. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events.

These payment obligations are obligations of KKR & Co. Inc. and its wholly-owned subsidiary and not of the KKR Group Partnership. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of our tax returns, which may result in a timing difference between the tax savings received by KKR and the cash payments made to the exchanging holders of KKR Group Partnership Units. There is no tax receivable agreement in place for any exchange of KKR Group Partnership Units underlying restricted holdings units granted under the 2019 Equity Incentive Plan, and therefore we will receive 100% of any tax benefits arising from such exchange.
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

Effective July 1, 2018, we amended the tax receivable agreement to reflect our conversion to a corporation. The amendment also provides that, in the event the maximum U.S. federal corporate income tax rate is increased to a rate higher than 21.0% within the five-year period following the conversion, for exchanges pursuant to the exchange agreement that take place within that five-year period (other than exchanges following the death of an individual), payments of cash tax savings realized as a result of such exchanges shall be calculated by applying a U.S. federal corporate income tax rate not to exceed 21.0%. The amendment also clarifies that the tax benefit payments with respect to exchanges completed at any time prior to the conversion will be calculated without taking into account the step-up in tax basis in our underlying assets that we generated in 2018 as a result of the conversion.

    Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including:

•the timing of exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the KKR Group Partnership Units, which will depend on the fair market value of the depreciable or amortizable assets of the KKR Group Partnership at the time of the transaction;

•the price of our common stock at the time of the exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of the KKR Group Partnership is directly proportional to the price of our common stock at the time of the exchange; and

•the amount of tax, if any, we are required to pay aside from any tax benefit from the exchanges, and the timing of any such payment—if we do not have taxable income aside from any tax benefit from the exchanges, we will not be required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been actually realized.
    We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnership, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon our principals' continued ownership of us and are required to be made within 125 days of the filing of our tax returns. During the year ended December 31, 2020, an aggregate of $7.2 million was made to our current and former principals, including our executive officers, and KKR Holdings. The independent directors of our board of directors are not eligible to receive payments under the tax receivable agreement.

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

        Payments under the tax receivable agreement will be based upon the tax reporting positions that we will determine. We are not aware of any issue that would cause the IRS to challenge a tax basis increase. However, neither KKR Holdings nor its transferees will reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase, or the tax benefits we claim arising from such increase, is successfully challenged by the IRS. As a result, in certain circumstances payments to KKR Holdings or its transferees under the tax receivable agreement could be in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income. See "Risk Factors—Risks Related to Our Organizational Structure—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our common stock for KKR Group Partnership Units and related transactions, and the timing and value of these tax attributes differ from those of our restricted stock units."

KKR Group Partnership Agreement

    We control the general partner of the KKR Group Partnership and, through the KKR Group Partnership and its subsidiaries, the KKR business.

    Pursuant to the limited partnership agreement of the KKR Group Partnership, we, as the controlling general partner of the KKR Group Partnership, have the indirect right to determine when distributions will be made to the holders of KKR Group Partnership Units and the amount of any such distributions.

    On March 17, 2016, in connection with the issuance of the 6.75% Series A preferred units of KKR & Co. L.P., on June 20, 2016, in connection with the issuance of the 6.50% Series B preferred units of KKR & Co. L.P., and on August 11, 2020, in connection with the issuance of the 6.00% Series C Mandatory Convertible Preferred Stock of KKR & Co. Inc., the limited partnership agreements of KKR Group Partnership were amended to provide for preferred units with economic terms designed to mirror those of the Series A preferred units, Series B preferred units and Series C Mandatory Convertible Preferred Stock. Following our conversion to a corporation, the Series A preferred units and Series B preferred units of KKR & Co. L.P. became Series A Preferred Stock and Series B Preferred Stock of KKR & Co. Inc., respectively.

    The limited partnership agreement of the KKR Group Partnership provides for tax distributions to the holders of KKR Group Partnership Units if the general partner of the KKR Group Partnership determines that distributions from the KKR Group Partnership would otherwise be insufficient to cover the tax liabilities of a holder of a KKR Group Partnership Unit. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the relevant partnership allocable to a holder of a KKR Group Partnership Unit multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income).

    The limited partnership agreement of the KKR Group Partnership authorizes the general partner of the KKR Group Partnership to issue an unlimited number of additional securities of the KKR Group Partnership with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the KKR Group Partnership Units, and which may be exchangeable for KKR Group Partnership Units.

Firm Use of Private Aircraft

    Certain of our senior employees, including Messrs. Kravis and Roberts, own aircraft that we use for business purposes in the ordinary course of our operations. These senior employees paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. We incurred $1.7 million for the use of these aircraft during the year ended December 31, 2020, of which substantially all was paid to entities controlled by Messrs. Kravis and Roberts, and of which substantially all was borne by us rather than our investment funds (which indirectly bear the cost of some of these flights at commercial airline rates).

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

    In addition, certain of our current and former employees and certain other qualifying personnel are permitted to invest, and have invested, their own capital in our investment funds and vehicles, in side-by-side investments with our funds and the firm, as well as in funds managed by our hedge fund partnerships. Side-by-side investments are investments generally made on the same terms and conditions as those available to the applicable fund or the firm and, they, together with their investments in our funds and vehicles or the funds managed by our hedge fund partnerships, are not generally subject to management fees or a carried interest. The cash invested by our current and former employees and certain other qualifying personnel and their investment vehicles aggregated to $645.6 million for the year ended December 31, 2020, of which $66.6 million, $104.3 million, $41.2 million, $19.4 million, $4.6 million and $1.3 million was invested by Messrs. Kravis, Roberts, Bae, Nuttall, Lewin and Sorkin and their investment vehicles, respectively. These investments are not included in the accompanying consolidated financial statements. In addition, our funds invested $1.0 million in 2020 from the commitments of certain investment vehicles associated with Mr. Hess. Such investments associated with Mr. Hess were made on the same terms and conditions as for other fund investors including management fees and/or a carried interest applicable to the relevant fund.

Indemnification of Directors, Officers and Others

    Under our certificate of incorporation, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: (a) the Series I preferred stockholder; (b) KKR Management LLP (formerly known as KKR Management LLC) in its capacity as the former general partner of KKR & Co. L.P. (the "Former Managing Partner"); (c) any person who is or was an affiliate of the Series I preferred stockholder or the Former Managing Partner; (d) any person who is or was a member, partner, tax matters partner (as defined in the Code, as in effect prior to 2018), partnership representative (as defined in the Code), officer, director, employee, agent, fiduciary or trustee of us or our subsidiaries, the KKR Group Partnership, the Series I preferred stockholder or the Former Managing Partner or any affiliate of us or our subsidiaries, the Series I preferred stockholder or the Former Managing Partner; (e) any person who is or was serving at our request or the Former Managing Partner or any affiliate of us or the Former Managing Partner as an officer, director, employee, member, partner, tax matters partner, partnership representative, agent, fiduciary or trustee of another person (provided that a person shall not be an indemnitee by reason of providing, on a fee-for-services basis or similar arms-length compensatory basis, agency, advisory, consulting, trustee, fiduciary or custodial services); or (f) any person designated by us as an indemnitee as permitted by applicable law.

We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings. Any indemnification under these provisions will only be out of our assets. Unless it otherwise agrees, the Series I preferred stockholder will not be liable for, or have any obligation to contribute or loan any monies or property to us to enable us to effectuate, indemnification. The indemnification of the persons described above shall be secondary to any indemnification such person is entitled from another person or the relevant KKR fund to the extent applicable. We may purchase insurance against liabilities asserted against and expenses incurred by persons in connection with its activities, regardless of whether we would have the power to indemnify the person against liabilities under our certificate of incorporation. We currently maintain liability insurance for our directors and officers. Such insurance would be available to our directors and officers in accordance with its terms.

In addition, we have entered into indemnification agreements with KKR Management LLP and each of our directors. Each indemnification agreement provides that the indemnitee, subject to the limitations set forth in each indemnification agreement, will be indemnified and held harmless by us on an after-tax basis from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising from any and all threatened, pending or completed claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, and whether formal or informal and including appeals, in which the indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as an indemnitee or by reason of any action alleged to have been taken or omitted in such capacity, whether arising from alleged acts or omissions to act occurring on, before or after the date of such indemnification agreement. Each indemnification agreement provides that the indemnitee shall not be indemnified and held harmless if there has been a final and non-appealable judgment entered by an arbitral tribunal or court of competent jurisdiction determining that, in respect of the matter for which the indemnitee is seeking indemnification pursuant to the indemnification agreement, the indemnitee acted in bad faith or engaged in fraud or willful misconduct.

Guarantee of Contingent Obligations to Fund Partners; Indemnification

    The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of December 31, 2020, $88.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2020 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $2.3 billion. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

Facilities

    Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior employees who are not our executive officers, are partners in a real-estate based partnership that maintains an ownership interest in our Menlo Park location. Payments made from us to this partnership aggregated $8.4 million for the year ended December 31, 2020.

Confidentiality and Restrictive Covenant Agreements

    Our employees have entered into confidentiality and restrictive covenant agreements that include prohibitions on our employees competing with us or soliciting clients, investments or employees of our firm during a restricted period following their departure from the firm. For further information on these agreements, see "Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards —Terms of Confidentiality and Restrictive Covenant Agreements."

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

Statement of Policy Regarding Transactions with Related Persons

    Our board of directors adopted a written statement of policy for our partnership regarding transactions with related persons (our "related person policy"). Our related person policy requires that a "related person" (as defined as in Item 404(a) of Regulation S-K) must promptly disclose to our General Counsel or other designated person any "related person transaction" (defined as any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, including, without limitation, any loan, guarantee of indebtedness, transfer or lease of real estate, or use of company property that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Those individuals will then communicate that information to the board of directors. No related person transaction will be consummated without the approval or ratification of a committee of the board consisting exclusively of disinterested directors; provided, however, the conflicts committee of our board of directors has pre-approved: certain ordinary course transactions with persons known to us to beneficially own more than 5% of our outstanding common stock on terms generally not less favorable as obtained from other third parties, including investments in our funds as limited partners and participation in capital markets transactions like underwritings and syndications; the renewal of pre-existing strategic relationships with persons known to us to beneficially own more than 5% of our outstanding common stock; the use of aircraft owned by our senior employees for business purposes; certain investments by eligible employees in our funds, in side-by-side investments with our funds and the firm, as well as in funds managed by our hedge fund partnerships; and certain pro rata cash contributions to the KKR Group Partnership for cash management purposes. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.

Director Independence

    See "Directors, Executive Officers and Corporate Governance—Independence and Composition of the Board of Directors" for information on director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited or their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2020 and 2019.

	For the Year Ended December 31, 2020
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$28,588	(1)	$—
Audit-Related Fees	$10,245	(2)	$16,416	(5)
Tax Compliance Fees	$37,512	(3)	$—
Tax Planning and Advisory Fees	$7,752	(4)	$17,706	(5)
All Other Fees	$—		$—

	For the Year Ended December 31, 2019
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$27,849	(1)	$—
Audit-Related Fees	$10,746	(2)	$7,704	(5)
Tax Compliance Fees	$35,510	(3)	$—
Tax Planning and Advisory Fees	$7,297	(4)	$7,965	(5)
All Other Fees	$79		$—
(1)Audit Fees consisted of estimated fees for each audit year for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services related to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings; and (d) audit services provided to KKR funds and other corporate entities.
(2)Audit-Related Fees primarily included merger, acquisition, and investment due diligence services for strategic acquisitions or investments in target companies for in-process transactions and transactions not completed.
(3)Tax Compliance Fees consisted of fees for services rendered for tax compliance.
(4)Tax Planning and Advisory Fees primarily included tax planning and advisory services, as well as tax fees for merger, acquisition, and investment structuring services for strategic acquisitions or investments in target companies for in-process transactions and transactions not completed.
(5)Audit-Related and Tax Planning and Advisory Fees included merger, acquisition, and investment due diligence services for strategic acquisitions or investments in portfolio companies that have been completed. In addition, the Deloitte Entities provided audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company's management and are not included in the amounts presented here.

Our audit committee charter, which is available on our website at www.kkr.com under "Investor Center—KKR & Co. Inc.—Corporate Governance—Audit Committee Charter," requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, Tax, and All Other categories above were approved by the audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Annual Report.

1.         Financial Statements

        See Item 8 above.

2.         Financial Statement Schedules:

See Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2020, 2019 and 2018 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

3.         Exhibits:

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 of KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

2.2
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

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Form of 6.75% Series A Preferred Stock Certificate (included in Exhibit 2.1 to the KKR & Co. Inc. Quarter Report on Form 10-Q filed on May 8, 2018).

4.3	Form of 6.50% Series B Preferred Stock Certificate (included in Exhibit 2.1 to the KKR & Co. Inc. Quarter Report on Form 10-Q filed on May 8, 2018).

4.4	Form of 6.00% Series C Preferred Stock Certificate (included within Exhibit 3.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 14, 2020).

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

4.12	Form of 5.125% Senior Note due 2044 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 29, 2014).

4.13
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

4.15	Form of 0.509% Senior Note due 2023 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.16	Form of 0.764% Senior Note due 2025 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.17	Form of 1.595% Senior Note due 2038 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

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

4.20	Form of 1.625% Senior Note due 2029 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 22, 2019).

4.21
Indenture dated as of July 1, 2019 among KKR Group Finance Co. VI LLC, KKR & Co. Inc., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 1, 2019).

4.22
First Supplemental Indenture dated as of July 1, 2019 among KKR Group Finance Co. VI LLC, KKR & Co Inc., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 1, 2019).

4.23	Form of 3.750% Senior Note due 2029 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 1, 2019).

4.24
Indenture, dated as of November 15, 2011, between the KKR Financial Holdings LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on November 15, 2011).

4.25
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

4.27
Second Supplemental Indenture dated as of November 17, 2017 among KKR Financial Holdings LLC and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.3 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on November 11, 2017).

4.28	Form of 5.50% Senior Note due 2032 of KKR Financial Holdings LLC (included in Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).

4.29
Indenture dated as of February 25, 2020 among KKR Group Finance Co. VII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 25, 2020).

4.30
First Supplemental Indenture, dated as of February 25, 2020 among KKR Group Finance Co. VII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 25, 2020).

4.31	Form of 3.625% Senior Note Due 2050 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 25, 2020).

4.32
Second Supplemental Indenture dated as of April 21, 2020 among KKR Group Finance Co. VI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 21, 2020).

4.33		Form of 3.750% Senior Note due 2029 (included in Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 21, 2020).

4.34
Indenture dated as of August 25, 2020 among KKR Group Finance Co. VIII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020).

4.35
First Supplemental Indenture dated as of August 25, 2020 among KKR Group Finance Co. VIII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020).

4.36		Form of 3.500% Senior Note due 2050 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020).

10.1
Third Amended and Restated Limited Partnership Agreement of KKR Group Partnership L.P. dated January 1, 2020 (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on January 2, 2020).

10.2
Amendment No. 1 to Third Amended and Restated Limited Partnership Agreement of KKR Group Partnership L.P. dated January 1, 2020 (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 14, 2020).

10.3
Registration Rights Agreement dated July 14, 2010, by and among KKR & Co. L.P., KKR Holdings L.P. and the persons from time to time party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 20, 2010).

10.4	*	Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the KKR & Co. Inc. Post-Effective Amendment No. 1 to Form S-8 filed on July 2, 2018).

10.5	*	Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan.

10.6
Tax Receivable Agreement, dated as of July 14, 2010, among KKR Holdings L.P., KKR Management Holdings Corp., KKR & Co. L.P., KKR Management Holdings, L.P., and other persons who executed a joinder thereto (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 20, 2010).

10.7
Amendment to Tax Receivable Agreement, dated as of May 3, 2018, among KKR Holdings L.P., KKR Management Holdings Corp., KKR & Co. L.P., KKR Management Holdings L.P. and KKR Group Holdings Corp. (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.8
Third Amended and Restated Exchange Agreement, dated as of January 1, 2020, among KKR Group Partnership L.P., KKR Holdings L.P. KKR & Co. Inc. and KKR Group Holdings Corp. (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Current Report on Form 8-K filed on January 2, 2020).

10.9
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

10.10	†
364-Day Revolving Credit Agreement, dated as of April 10, 2020, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 11, 2020).

10.11	†
Third Amended and Restated 5-Year Revolving Credit Agreement, dated March 20, 2020, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 11, 2020).

10.12	†
First Amendment, dated November 3, 2020, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the lenders party thereto, to the Third Amended and Restated 5-Year Revolving Credit Agreement dated March 20, 2020 (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on November 6, 2020).

10.13	*	Form of Indemnification Agreement for Directors of KKR & Co. Inc. (incorporated by reference to Exhibit 10.7 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.14
Indemnification Agreement, dated as of May 3, 2018, between KKR & Co. L.P. and KKR Management LLP, formerly KKR Management LLC (incorporated by reference to Exhibit 10.6 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.15	*	Independent Director Compensation Program (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on November 5, 2019).

10.16	*
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

10.19	*	Form of Grant Certificate (Executive Officers) (incorporated by reference to Exhibit 10.19 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 24, 2017).

10.20	*	Form of Grant Certificate (Executive Officers) (incorporated by reference to Exhibit 10.23 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 23, 2018).

10.21	*
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

10.25	*	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Directors) (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 3, 2019).

10.26	*	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Executive Officers) (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 3, 2019).

10.27	*	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Directors) (incorporated by reference to Exhibit 10.26 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 18, 2020).

10.28	*	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Executive Officers) (incorporated by reference to Exhibit 10.27 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 18, 2020).

10.29	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (incorporated by reference to Exhibit 10.28 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 18, 2020).

10.30	*	Form of Compensation Agreement for 2019 (Executive Officers) (incorporated by reference to Exhibit 10.29 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 18, 2020).

10.31	*	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Directors).

10.32	*	Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Service Vesting).

10.33	*	Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Market Condition).

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm Relating to the Financial Statements of KKR & Co. Inc.

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

32.1		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Statements of Financial Condition as of December 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements.

104		Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.

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

SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Valuation Allowance for Deferred Tax Assets

(in thousands)

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Year Ended:

December 31, 2018	$11,872	$—		$11,872	(1)	$—
December 31, 2019	$—	$—		$—		$—
December 31, 2020	$—	$23,082	(2)	$—		$23,082

(1) The valuation allowance related to a deferred tax asset for foreign tax credit carryovers is no longer applicable because KKR elected to deduct its foreign tax credit carryovers in lieu of taking a tax credit.

(2) A valuation allowance has been recorded for deferred tax assets related to foreign loss carryforwards that are not considered to be more likely than not realized prior to their expiration.

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 19, 2021
KKR & CO. INC.

/s/ ROBERT H. LEWIN
		Name:	Robert H. Lewin
		Title:	Chief Financial Officer
Pursuant to the requirements of the Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated below.

Signature	Title	Date

/s/ HENRY R. KRAVIS	Co-Chairman and Co-Chief Executive Officer	February 19, 2021
Henry R. Kravis	(principal executive officer)

/s/ GEORGE R. ROBERTS	Co-Chairman and Co-Chief Executive Officer	February 19, 2021
George R. Roberts	(principal executive officer)

/s/ JOSEPH Y. BAE	Director, Co-President and Co-Chief Operating	February 19, 2021
Joseph Y. Bae	Officer

/s/ SCOTT C. NUTTALL	Director, Co-President and Co-Chief Operating	February 19, 2021
Scott C. Nuttall	Officer

/s/ MARY N. DILLON	Director	February 19, 2021
Mary N. Dillon

/s/ JOSEPH A. GRUNDFEST	Director	February 19, 2021
Joseph A. Grundfest

/s/ JOHN B. HESS	Director	February 19, 2021
John. B. Hess

/s/ XAVIER B. NIEL	Director	February 19, 2021
Xavier B. Niel

/s/ PATRICK F. RUSSO	Director	February 19, 2021
Patricia F. Russo

/s/ THOMAS M. SCHOEWE	Director	February 19, 2021
Thomas M. Schoewe

/s/ ROBERT W. SCULLY	Director	February 19, 2021
Robert W. Scully

/s/ ROBERT H. LEWIN	Chief Financial Officer (principal financial and accounting officer)	February 19, 2021
Robert H. Lewin