Form 10-Q
period 2021-03-31
KKR & Co. Inc.
filed 2021-05-10
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from           to           .
Commission File Number 001-34820
KKR & CO. INC.
(Exact name of Registrant as specified in its charter)

Delaware	26-0426107
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
  30 Hudson Yards
New York, New York 10001
Telephone: (212) 750-8300
(Address, zip code, and telephone number, including
area code, of registrant's principal executive office.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	KKR	New York Stock Exchange
6.75% Series A Preferred Stock	KKR PR A	New York Stock Exchange
6.50% Series B Preferred Stock	KKR PR B	New York Stock Exchange
6.00% Series C Mandatory Convertible Preferred Stock	KKR PR C	New York Stock Exchange
4.625% Subordinated Notes due 2061 of KKR Group Finance Co. IX LLC	KKRS	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2021, there were 581,778,745 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarter Ended March 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "think," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of dividends on common or preferred stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of common stock pursuant to its repurchase program; expansion and growth opportunities and other synergies resulting from acquisitions, reorganizations or strategic partnerships may constitute forward-looking statements. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Risk Factors" in this report. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

In this report, references to "KKR," "we," "us" and "our" refer to KKR & Co. Inc. and its subsidiaries, including The Global Atlantic Financial Group LLC ("TGAFG" and, together with its subsidiaries, "Global Atlantic"), unless the context requires otherwise.

On January 1, 2020, KKR completed an internal reorganization (the "Reorganization"), which was undertaken to, among other purposes, simplify KKR's internal structure. In the Reorganization, KKR Management Holdings L.P. and KKR International Holdings L.P., which were former intermediate holdings companies for KKR's business, were combined with another intermediate holding company, KKR Fund Holdings L.P., which changed its name to KKR Group Partnership L.P. ("KKR Group Partnership") and became the sole intermediate holding company for KKR's business. On May 8, 2020, we amended and restated our certificate of incorporation and our bylaws to, among other things, rename Class A common stock of KKR & Co. Inc. as common stock, and reclassify Class B common stock and Class C common stock of KKR & Co. Inc. into Series I preferred stock and Series II preferred stock, respectively (the "Reclassification"). References to "KKR Group Partnership" for periods prior to the Reorganization mean KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, and references to "KKR Group Partnership" for periods following the Reorganization mean KKR Group Partnership L.P. References to a "KKR Group Partnership Unit" mean (i) one Class A partner interest in each of KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, for periods prior to the Reorganization and (ii) one Class A partner interest in KKR Group Partnership for periods following the Reorganization. References to "common stock" for periods prior to the Reclassification mean Class A common stock of KKR & Co. Inc. and references to "Series I preferred stock" and "Series II preferred stock" for periods prior to the Reclassification mean Class B common stock and Class C common stock of KKR & Co. Inc., respectively. References to the "Series I preferred stockholder" are to KKR Management LLP, the holder of the sole share of our Series I preferred stock. Contemporaneously with the Reorganization, KKR acquired KKR Capstone Americas LLC and its affiliates ("KKR Capstone") on January 1, 2020. References to "non-employee operating consultants" for periods prior to the acquisition mean employees of KKR Capstone, who were not employees of KKR during such periods. Prior to the acquisition, KKR Capstone was owned and controlled by its senior management and was not a subsidiary or affiliate of KKR.

Unless otherwise indicated, references to equity interests in KKR's business, or to percentage interests in KKR's business, reflect the aggregate equity interests in KKR Group Partnership and are net of amounts that have been allocated to our principals and other employees in respect of the carried interest from KKR's business as part of our "carry pool" and certain minority interests. References to "principals" are to our senior employees who hold interests in KKR's business through KKR Holdings L.P. ("KKR Holdings") or comparable equity structures, including KKR Holdings II L.P., and references to our "senior principals" are to our senior employees who hold interests in the Series I preferred stockholder.

On February 1, 2021, KKR completed its acquisition of Global Atlantic. KKR holds all of the voting interests in Global Atlantic and owns 61.1% of the economic equity interests in Global Atlantic, which percentage is subject to change due to certain post-closing purchase price adjustments. Global Atlantic conducts its insurance business through its subsidiaries that are regulated insurance companies.

In this report, the term "GAAP" refers to accounting principles generally accepted in the United States of America.

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP, including after-tax distributable earnings, asset management segment revenues, distributable operating earnings, fee related earnings ("FRE"), book value and book value per adjusted share. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These non-GAAP financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliations to GAAP Measures." This report also uses the terms AUM, fee paying assets under management ("FPAUM") and capital invested. You should note that our calculations of these and other operating metrics may differ from the calculations of other investment managers and, as a result, may not be comparable to similar metrics presented by other investment managers. These non-GAAP and operating metrics are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Non-GAAP Performance Measures and Other Operating Measures."

References to our "funds" or our "vehicles" refer to investment funds, vehicles and accounts that are advised, managed or sponsored by one or more subsidiaries of KKR, including collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS") vehicles, unless the context requires otherwise. They do not include investment funds, vehicles or accounts of any hedge fund or other manager with which we have formed a strategic partnership where we have acquired an ownership interest.

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

The use of any defined term in this report to mean more than one entities, persons, securities or other items collectively is solely for convenience of reference and in no way implies that such entities, persons, securities or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms "KKR," "we" and "our" in this report to refer to KKR & Co. Inc. and its subsidiaries, each subsidiary of KKR & Co. Inc. is a standalone legal entity that is separate and distinct from KKR & Co. Inc. and any of its other subsidiaries. Any KKR entity referenced herein is responsible for its own financial, contractual and legal obligations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2021	December 31, 2020
Assets
Asset Management
Cash and Cash Equivalents	$5,031,724	$6,507,874
Restricted Cash and Cash Equivalents	79,017	485,583
Investments	76,156,229	69,274,715
Due from Affiliates	1,061,431	872,994
Other Assets	2,766,628	2,665,336
	85,095,029	79,806,502
Insurance
Cash and Cash Equivalents	$5,467,012	$—
Restricted Cash and Cash Equivalents	399,922	—
Investments	98,271,046	—
Reinsurance Recoverable	15,681,893	—
Insurance Intangible Assets	1,089,830	—
Other Assets	4,970,295	—
Separate Account Assets	5,470,087	—
	131,350,085	—
Total Assets	$216,445,114	$79,806,502

Liabilities and Stockholders' Equity
Asset Management
Debt Obligations	$34,669,430	$33,423,596
Due to Affiliates	322,511	325,177
Accrued Expenses and Other Liabilities	7,293,077	5,257,813
	42,285,018	39,006,586
Insurance
Policy Liabilities	$102,607,224	$—
Debt Obligations	1,400,338	—
Funds Withheld Payable at Interest	13,446,163	—
Accrued Expenses and Other Liabilities	4,511,576	—
Reinsurance Liabilities	422,078	—
Separate Account Liabilities	5,470,087	—
	127,857,466	—
Total Liabilities	170,142,484	39,006,586

	March 31, 2021	December 31, 2020
Commitments and Contingencies (See Note 23)

Redeemable Noncontrolling Interests	$91,845	$—

Stockholders' Equity
Series A and B Preferred Stock, $0.01 par value. 13,800,000 and 6,200,000 shares, respectively, issued and outstanding as of March 31, 2021 and December 31, 2020.	$482,554	$482,554
Series C Mandatory Convertible Preferred Stock, $0.01 par value. 23,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	1,115,792	1,115,792
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of March 31, 2021 and December 31, 2020.	—	—
Series II Preferred Stock, $0.01 par value. 499,999,999 shares authorized, 273,367,712 and 275,626,493 shares, issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	2,733	2,756
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 578,269,039 and 572,893,738 shares, issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	5,783	5,729
Additional Paid-In Capital	8,708,339	8,687,817
Retained Earnings	5,007,223	3,440,782
Accumulated Other Comprehensive Income (Loss)	(646,368)	(18,612)
Total KKR & Co. Inc. Stockholders' Equity	14,676,056	13,716,818
Noncontrolling Interests	31,534,729	27,083,098
Total Equity	46,210,785	40,799,916
Total Liabilities and Equity	$216,445,114	$79,806,502

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (Continued)
(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of March 31, 2021 and December 31, 2020, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs") (ii) certain investment funds and (iii) certain VIEs formed by Global Atlantic.

With respect to consolidated CLOs and certain investment funds, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs and not generally to KKR. The noteholders, creditors and equity holders of these VIEs have no recourse to the assets of any other KKR entity. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR's beneficial interest therein and any income generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed to them, if any.

With respect to certain other VIEs consolidated by Global Atlantic, Global Atlantic has formed certain VIEs to hold investments, including railcar, aviation and other transportation equipment, renewable energy projects, fixed maturity securities, residential rental properties and student loans. These VIEs issue beneficial interests primarily to Global Atlantic’s insurance companies.

	March 31, 2021
	Consolidated CLOs	Consolidated Funds	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$1,220,782	$713,459	$—	$1,934,241
Restricted Cash and Cash Equivalents	—	40,774	—	40,774
Investments	19,163,155	34,896,394	—	54,059,549
Other Assets	574,695	266,433	—	841,128
	20,958,632	35,917,060	—	56,875,692
Insurance
Cash and Cash Equivalents	—	—	754,307	754,307
Investments	—	—	12,419,521	12,419,521
Other Assets	—	—	846,092	846,092
	—	—	14,019,920	14,019,920
Total Assets	$20,958,632	$35,917,060	$14,019,920	$70,895,612

Liabilities
Asset Management
Debt Obligations	$18,640,854	$3,635,845	$—	$22,276,699
Accrued Expenses and Other Liabilities	1,705,659	582,754	—	2,288,413
	20,346,513	4,218,599	—	24,565,112
Insurance
Accrued Expenses and Other Liabilities	—	—	1,081,574	1,081,574
Total Liabilities	$20,346,513	$4,218,599	$1,081,574	$25,646,686

	December 31, 2020
	Consolidated CLOs	Consolidated Funds	Total
Assets
Asset Management
Cash and Cash Equivalents	$749,395	$263,024	$1,012,419
Restricted Cash and Cash Equivalents	—	59,490	59,490
Investments	17,706,976	32,699,562	50,406,538
Other Assets	161,621	150,696	312,317
Total Assets	$18,617,992	$33,172,772	$51,790,764

Liabilities
Asset Management
Debt Obligations	$17,372,740	$4,253,645	$21,626,385
Accrued Expenses and Other Liabilities	782,056	412,410	1,194,466
Total Liabilities	$18,154,796	$4,666,055	$22,820,851

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2021	2020
Revenues
Asset Management
Fees and Other	$493,311	$380,572
Capital Allocation-Based Income (Loss)	2,684,647	(1,382,077)
	3,177,958	(1,001,505)
Insurance
Premiums	1,176,142	—
Policy Fees	201,683	—
Net Investment Income	444,781	—
Net Investment (Losses) Gains	(455,702)	—
Other Income	18,144	—
	1,385,048	—
Total Revenues	4,563,006	(1,001,505)

Expenses
Asset Management
Compensation and Benefits	1,306,797	(262,137)
Occupancy and Related Charges	15,200	16,322
General, Administrative and Other	166,997	149,123
	1,488,994	(96,692)
Insurance
Policy Benefits and Claims	1,485,318	—
Amortization of Policy Acquisition Costs	(20,478)	—
Interest Expense	10,672	—
Insurance Expenses	52,084	—
General, Administrative and Other	79,955	—
	1,607,551	—
Total Expenses	3,096,545	(96,692)

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	2,696,200	(3,944,504)
Dividend Income	75,746	168,699
Interest Income	367,455	353,455
Interest Expense	(251,756)	(261,469)
Total Investment Income (Loss)	2,887,645	(3,683,819)

	Three Months Ended March 31,
	2021	2020
Income (Loss) Before Taxes	4,354,106	(4,588,632)

Income Tax Expense (Benefit)	438,739	(360,679)

Net Income (Loss)	3,915,367	(4,227,953)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	—
Net Income (Loss) Attributable to Noncontrolling Interests	2,245,531	(2,947,429)
Net Income (Loss) Attributable to KKR & Co. Inc.	1,669,836	(1,280,524)

Series A Preferred Stock Dividends	5,822	5,822
Series B Preferred Stock Dividends	2,519	2,519
Series C Mandatory Convertible Preferred Stock Dividends	17,250	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,644,245	$(1,288,865)

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$2.85	$(2.31)
Diluted	$2.68	$(2.31)
Weighted Average Shares of Common Stock Outstanding
Basic	576,727,967	559,149,821
Diluted	620,888,491	559,149,821
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2021	2020
Net Income (Loss)	$3,915,367	$(4,227,953)

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Losses on Available-For-Sale Securities and Other	(1,490,289)	—

Foreign Currency Translation Adjustments	(15,257)	(26,732)

Comprehensive Income (Loss)	2,409,821	(4,254,685)

Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,366,143	(2,961,543)

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$1,043,678	$(1,293,142)

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2021		2020
	Amounts	Shares	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000	$482,554	20,000,000
End of Period	482,554	20,000,000	482,554	20,000,000
Series C Mandatory Convertible Preferred Stock
Beginning of Period	1,115,792	23,000,000	—	—
End of Period	1,115,792	23,000,000	—	—
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	2,756	275,626,493	2,904	290,381,345
Cancellation of Series II Preferred Stock	(23)	(2,258,781)	(39)	(3,904,074)
End of Period	2,733	273,367,712	2,865	286,477,271
Common Stock
Beginning of Period	5,729	572,893,738	5,600	560,007,579
Private Placement Share Issuance	9	964,871	—	—
Exchange of KKR Holdings Units	23	2,258,781	39	3,904,074
Net Delivery of Common Stock	37	3,657,470	—	—
Clawback of Transfer Restricted Shares	—	(4,263)	—	—
Repurchases of Common Stock	(15)	(1,501,558)	(102)	(10,209,673)
End of Period	5,783	578,269,039	5,537	553,701,980
Additional Paid-In Capital
Beginning of Period	8,687,817		8,565,919
Private Placement Share Issuance	38,454		—
Exchange of KKR Holdings Units	58,501		72,331
Tax Effects - Exchange of KKR Holdings Units and Other	4,627		(1,426)
Net Delivery of Common Stock	(55,910)		—
Repurchases of Common Stock	(71,351)		(246,058)
Equity-Based Compensation	46,201		51,003
Transfer of Interests Under Common Control	—		14,385
End of Period	8,708,339		8,456,154
Retained Earnings
Beginning of Period	3,440,782		1,792,152
Net Income (Loss) Attributable to KKR & Co. Inc.	1,669,836		(1,280,524)
Series A Preferred Stock Dividends ($0.421875 per share)	(5,822)		(5,822)
Series B Preferred Stock Dividends ($0.406250 per share)	(2,519)		(2,519)
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 per share)	(17,250)		—
Common Stock Dividends ($0.135 and $0.125 per share, respectively)	(77,804)		(69,741)
End of Period	5,007,223		433,546
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(18,612)		(41,639)
Other Comprehensive Income (Loss)	(626,158)		(12,618)
Exchange of KKR Holdings Units	(1,598)		(437)
End of Period	(646,368)		(54,694)
Total KKR & Co. Inc. Stockholders' Equity	14,676,056		9,325,962
Noncontrolling Interests (See Note 21)	31,534,729		17,264,068
Total Equity	$46,210,785		$26,590,030

Redeemable Noncontrolling Interests (See Note 22)	$91,845		$—

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net Income (Loss)	$3,915,367	$(4,227,953)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	88,162	71,379
Net Realized (Gains) Losses - Asset Management	(584,381)	(63,375)
Change in Unrealized (Gains) Losses - Asset Management	(2,111,819)	4,007,879
Capital Allocation-Based (Income) Loss - Asset Management	(2,684,647)	1,382,077
Net Realized (Gains) Losses - Insurance	441,553	—
Net Accretion and Amortization	82,607	(10,316)
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	422,873	—
Other Non-Cash Amounts	2,297	459
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	415,777	—
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	295,131	—
Change in Deferred Policy Acquisition Costs - Insurance	(73,201)	—
Change in Policy Liabilities and Accruals, Net - Insurance	(189,108)	—
Change in Consolidation	(21,149)	—
Change in Due from / to Affiliates	(212,300)	(183,129)
Change in Other Assets	308,439	(323,040)
Change in Accrued Expenses and Other Liabilities	1,135,268	(766,087)
Investments Purchased - Asset Management	(15,127,133)	(8,312,849)
Proceeds from Investments - Asset Management	13,823,098	7,018,549
Net Cash Provided (Used) by Operating Activities	(73,166)	(1,406,406)

Investing Activities
Acquisition of Global Atlantic, Net of Cash Acquired (See Note 3)	(415,640)	—
Purchases of Fixed Assets	(27,727)	(41,371)
Investments Purchased - Insurance	(5,300,346)	—
Proceeds from Investments - Insurance	5,255,841	—
Other Investing Activities, Net - Insurance	111,836	—
Development of Oil and Natural Gas Properties	—	(4,073)
Net Cash Provided (Used) by Investing Activities	(376,036)	(45,444)

Financing Activities
Series A and B Preferred Stock Dividends	(8,341)	(8,341)
Series C Mandatory Convertible Preferred Stock Dividends	(17,250)	—
Common Stock Dividends	(77,804)	(69,741)
Distributions to Noncontrolling Interests	(1,027,834)	(524,656)
Contributions from Noncontrolling Interests	3,164,049	1,120,966
Net Delivery of Common Stock (Equity Incentive Plans)	(55,873)	—
Repurchases of Common Stock	(71,366)	(246,160)
Private Placement Share Issuance	38,463	—
Proceeds from Debt Obligations	5,109,790	3,792,041
Repayment of Debt Obligations	(3,552,362)	(2,543,694)
Financing Costs Paid	(921)	(10,198)
Additions to Contractholder Deposit Funds	2,433,498	—
Withdrawals from Contractholder Deposit Funds	(1,475,176)	—
Other Financing Activity, Net	269
Net Cash Provided (Used) by Financing Activities	4,459,142	1,510,217

	Three Months Ended March 31,
	2021	2020
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25,722)	(25,740)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$3,984,218	$32,627
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	6,993,457	3,237,416
Cash, Cash Equivalents and Restricted Cash, End of Period	$10,977,675	$3,270,043

Cash, Cash Equivalents and Restricted Cash are comprised of the following:
Beginning of the Period
Asset Management
Cash and Cash Equivalents	$6,507,874	$3,163,154
Restricted Cash and Cash Equivalents	485,583	74,262
Total Asset Management	6,993,457	3,237,416
Insurance
Cash and Cash Equivalents	$—	$—
Restricted Cash and Cash Equivalents	—	—
Total Insurance	—	—

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$6,993,457	$3,237,416

End of the Period
Asset Management
Cash and Cash Equivalents	$5,031,724	$3,153,537
Restricted Cash and Cash Equivalents	79,017	116,506
Total Asset Management	5,110,741	3,270,043
Insurance
Cash and Cash Equivalents	$5,467,012	$—
Restricted Cash and Cash Equivalents	399,922	—
Total Insurance	5,866,934	—

Cash, Cash Equivalents and Restricted Cash, End of Period	$10,977,675	$3,270,043

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$289,420	$288,916
Payments for Income Taxes	$11,044	$24,836
Payments for Operating Lease Liabilities	$9,846	$13,243

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$82,517	$71,699
Non-Cash Contribution from Noncontrolling Interests	$845,943	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$235,821	$1,989,846
Tax Effects - Exchange of KKR Holdings L.P. Units and Other	$4,627	$(1,426)
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$31,003	$2,700
Investments Acquired through Reinsurance Agreements	$368,328	$—
Policyholder Liabilities and Accruals Acquired through Reinsurance Agreements	$1,112,370	$—
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$6,988	$—

Change in Consolidation
Investments	$(49,403)	$—
Other Assets	$(32,689)	$—
Debt Obligations	$(26,165)	$—
Due to Affiliates	$(238)	$—
Accrued Expenses and Other Liabilities	$(10,350)	$—
Noncontrolling Interests	$(66,488)	$—

See notes to financial statements.

KKR & CO. INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)

1. ORGANIZATION

KKR & Co. Inc. (NYSE: KKR), through its subsidiaries (collectively, "KKR"), is a leading global investment firm that offers alternative asset management and capital markets and insurance solutions. KKR aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and supporting growth in its portfolio companies and communities. KKR sponsors investment funds that invest in private equity, credit and real assets and has strategic partners that manage hedge funds. KKR’s insurance subsidiaries offer retirement, life and reinsurance products under the management of The Global Atlantic Financial Group LLC ("TGAFG" and, together with its subsidiaries, "Global Atlantic").

KKR & Co. Inc. is the parent company of KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc., and holders of other exchangeable securities. As of March 31, 2021, KKR & Co. Inc. held indirectly approximately 67.8% of the KKR Group Partnership Units. The percentage ownership in KKR Group Partnership will continue to change as KKR Holdings and these holders exchange their KKR Group Partnership Units for shares of common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of common stock of KKR & Co. Inc. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool and preferred units with economic terms that mirror the Series A Preferred Stock, Series B Preferred Stock and Series C Mandatory Convertible Preferred Stock issued by KKR & Co. Inc.

Acquisition of Global Atlantic Financial Group

In July 2020, KKR and Global Atlantic Financial Group Limited announced a strategic transaction whereby KKR agreed to acquire Global Atlantic, a leading retirement and life insurance and reinsurance company. The transaction, which closed on February 1, 2021, was funded with a combination of: (i) cash on hand, (ii) proceeds from syndication of the equity interests in Global Atlantic to minority co-investors, (iii) proceeds from the offering of $1,150 million of 6.00% Series C Mandatory Convertible Preferred Stock by KKR & Co. Inc. and (iv) proceeds from the offering of $750 million aggregate principal amount of 3.500% Senior Notes due 2050 by KKR Group Finance Co. VIII LLC.

Global Atlantic's results are included in KKR's consolidated financial statements commencing from the GA Acquisition Date. Refer to Note 3 "Acquisition of Global Atlantic" for additional information on the transaction.

References herein to "KKR," refer to KKR & Co. Inc. and its subsidiaries, including Global Atlantic, unless the context requires otherwise such as in sections where it refers to the asset management business only.

Notes to Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements of KKR & Co. Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to this Quarterly Report on Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the "financial statements"), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements included in KKR's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2021, and the financial statements should be read in conjunction with the audited financial statements included therein. Additionally, in the accompanying financial statements, the condensed consolidated statements of financial condition are referred to hereafter as the "consolidated statements of financial condition"; the condensed consolidated statements of operations are referred to hereafter as the "consolidated statements of operations"; the condensed consolidated statements of comprehensive income (loss) are referred to hereafter as the "consolidated statements of comprehensive income (loss)"; the condensed consolidated statements of changes in equity and redeemable non-controlling interests are referred to hereafter as the "consolidated statements of changes in equity"; and the condensed consolidated statements of cash flows are referred to hereafter as the "consolidated statements of cash flows."
KKR consolidates the financial results of KKR Group Partnership and its consolidated entities, which include the accounts of KKR's investment management and capital markets companies, the general partners of certain unconsolidated investment funds, general partners of consolidated investment funds and their respective consolidated investment funds, certain other entities including CFEs and Global Atlantic. References in the accompanying financial statements to "principals" are to KKR's senior employees who hold interests in KKR's business through KKR Holdings. References to Global Atlantic hereafter includes the insurance companies of Global Atlantic, which are consolidated by KKR starting on the GA Acquisition Date (refer to Note 3 "Acquisition of Global Atlantic" for additional information on the transaction).
The presentations in the consolidated statement of financial condition and consolidated statement of operations reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered approach for the financial statements presentation, where Global Atlantic's insurance operations are presented separately from KKR's asset management business. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations and that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR (other than the insurance companies that issued them). If a traditional aggregate presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations, but would also reduce the level of information presented. KKR also believes that using a traditional aggregate presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report.
In addition, in connection with the Global Atlantic acquisition, we organized our business into two segments: Asset Management and Insurance. Global Atlantic’s operations constitute the Insurance segment. See Note 20 "Segment Reporting".
The summary of the significant accounting policies has been organized considering the two-tiered approach and includes a section for common accounting policies and an accounting policy section for each of the two tiers when a policy is specific to one of the tiers.
All intercompany transactions and balances have been eliminated.

Notes to Financial Statements (Continued)
SIGNIFICANT ACCOUNTING POLICIES - COMMON AMONG ASSET MANAGEMENT AND INSURANCE
COVID-19 and Global Economic and Market Conditions
The novel strain of coronavirus ("COVID-19") has caused, and continues to cause, severe disruptions to the U.S. and global economies. The outbreak of COVID-19 and the actions taken in response have had far reaching impact on the U.S. and global economies, contributing to significant volatility in the financial markets, resulting in increased volatility in equity prices (including our common stock) and lower interest rates, and causing furloughs and layoffs in the labor market. Although a number of vaccines for COVID-19 have been developed and are in the process of being deployed in certain countries, including the United States, the timing for widespread vaccination and immunity is uncertain, and these vaccines may be less effective against any new mutated strains of the virus that have started to spread globally.
Given the ongoing nature of the pandemic, at this time KKR cannot reasonably predict the magnitude of the ultimate impact that COVID-19 will have on KKR’s business, financial performance and operating results. KKR believes COVID-19's adverse impact on KKR’s business, financial performance and operating results will be significantly driven by a number of factors that KKR is unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic's impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability and distribution of treatments and vaccines for COVID-19; and the negative impact on our fund investors, vendors and other business partners that may indirectly adversely affect KKR.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and investment income (loss) during the reporting periods. Such estimates include but are not limited to (i) the valuation of investments and financial instruments, (ii) the determination of the income tax provision, (iii) the impairment of goodwill and intangible assets, (iv) the impairment of available-for-sale investments, (v) the valuation of insurance policy liabilities, (vi) the valuation of embedded derivatives, (vii) the determination of the allowance for loan losses, and (viii) amortization of deferred revenues and expenses associated with the insurance business. Actual results could differ from those estimates, and such differences could be material to the financial statements.
Principles of Consolidation
The types of entities KKR assesses for consolidation include (i) subsidiaries, including management companies, broker-dealers and general partners of investment funds that KKR manages, (ii) entities that have the attributes of an investment company, like investment funds, (iii) CFEs, (iv) Global Atlantic and its insurance companies beginning on February 1, 2021, and (v) other entities. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity. For further information on the acquisition accounting for Global Atlantic see Note 3 "Acquisition of Global Atlantic".
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
An entity in which KKR holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity's activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity's activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Limited partnerships and other similar entities where unaffiliated limited partners have not been granted (i) substantive participatory rights or (ii) substantive rights to either dissolve the partnership or remove the general partner ("kick-out rights") are VIEs. KKR's investment funds that are not CFEs (i) are

Notes to Financial Statements (Continued)
generally limited partnerships, (ii) generally provide KKR with operational discretion and control, and (iii) generally have fund investors with no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, and, as such, the limited partners do not have kick-out rights. Accordingly, most of KKR's investment funds are categorized as VIEs.
KKR consolidates all VIEs in which it is the primary beneficiary. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (i) whether an entity in which KKR holds a variable interest is a VIE and (ii) whether KKR's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance income), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Fees earned by KKR that are customary and commensurate with the level of effort required to provide those services, and where KKR does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered to be variable interests. KKR factors in all economic interests including interests held through related parties, to determine if it holds a variable interest. KKR determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion when facts and circumstances change.
For entities that are determined not to be VIEs, these entities are generally considered VOEs and are evaluated under the voting interest model. KKR consolidates VOEs it controls through a majority voting interest or through other means.
The consolidation assessment, including the determination as to whether an entity qualifies as a VIE or VOE, depends on the facts and circumstances for each entity, and therefore certain of KKR's investment funds may qualify as VIEs whereas others may qualify as VOEs.
With respect to CLOs (which are generally VIEs), in KKR's role as collateral manager, KKR generally has the power to direct the activities of the CLO that most significantly impact the economic performance of the entity. In some, but not all cases, KKR, through its residual interest in the CLO may have variable interests that represent an obligation to absorb losses of, or a right to receive benefits from, the CLO that could potentially be significant to the CLO. In cases where KKR has both the power to direct the activities of the CLO that most significantly impact the CLO's economic performance and the obligation to absorb losses of the CLO or the right to receive benefits from the CLO that could potentially be significant to the CLO, KKR is deemed to be the primary beneficiary and consolidates the CLO.
KKR has invested approximately $20 million in the sponsor shareholder of KKR Acquisition Holdings I Corp., a special purpose acquisition company ("SPAC"). The sponsor shareholder is a limited liability company whose only assets are equity securities of the SPAC. The investors in the sponsor shareholder are KKR and an unaffiliated investor. KKR is not the managing member of the sponsor shareholder, and KKR does not have the sole power to direct the activities that most significantly impact the sponsor shareholder. As such, KKR treats its investment in the sponsor shareholder as an equity method investment.
Global Atlantic has formed certain VIEs to hold investments, including railcar, aviation and other transportation equipment, renewable energy projects, fixed maturity securities, residential rental properties and student loans. These VIEs issue beneficial interests primarily to Global Atlantic’s insurance companies and Global Atlantic maintains the power to direct the activities of the VIEs that most significantly impact their economic performance and bears the obligation to absorb losses or receive benefits from the VIEs that could potentially be significant. Accordingly, Global Atlantic is the primary beneficiary of these VIEs, which are consolidated in Global Atlantic’s results. Where these VIEs or entities consolidated by these VIEs issue beneficial interests to third-party investors, they are reported as non-controlling interests by Global Atlantic.
For certain consolidated renewable energy partnerships consolidated by Global Atlantic's insurance companies, Global Atlantic uses hypothetical liquidation at book value method ("HLBV") to allocate income and cash flows based on third-party investors’ claim to net assets, including those for the noncontrolling interests and redeemable noncontrolling interests.
KKR classifies certain noncontrolling interests with redemption features that are not solely within the control of KKR outside of permanent equity on its consolidated statements of financial condition. These redeemable non-controlling interests are reported using the greater of the carrying value at each reporting date as determined by the HLBV method or the estimated redemption value in each reporting period.

Notes to Financial Statements (Continued)

Cash and Cash Equivalents
KKR considers all liquid short‑term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents includes cash held at consolidated entities, which represents cash that, although not legally restricted, is not available generally to fund liquidity needs of KKR, as the use of such funds is generally limited to the investment activities of KKR's investment funds and CFEs. In prior periods, those amounts were classified in a separate line "Cash and Cash Equivalents Held at Consolidated Entities" on the statement of financial condition, and the comparable information have been recasted to current presentation.
Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents primarily represent amounts that are held by third parties under certain of KKR's financing and derivative transactions. The duration of this restricted cash generally matches the duration of the related financing or derivative transaction. Global Atlantic’s restricted cash principally includes certain cash and cash equivalents held in trusts formed for the benefit of ceding companies or held in connection with open derivative transactions.

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
Investments and financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:
Level I - Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date. The types of financial instruments included in this category are publicly-listed equities, U.S. government and agencies securities, and securities sold short.
Level II - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date, and fair value is determined through the use of models or other valuation methodologies. The types of financial instruments included in this category are credit investments, fixed-income securities held by consolidated insurance companies, investments and debt obligations of consolidated CLO entities, convertible debt securities indexed to publicly-listed securities, less liquid and restricted equity securities, certain funds withheld payable at interest, and certain over-the-counter derivatives such as foreign currency option and forward contracts.
Level III - Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments generally included in this category are private portfolio companies, real assets investments, certain credit investments, equity method investments for which the fair value option was elected, certain fixed-income and structured securities held by the consolidated insurance subsidiaries, reinsurance recoverables carried at fair value, certain insurance policy liabilities carried at fair value, and certain embedded derivatives related to (i) certain funds withheld payable at interest, and (ii) annuities and indexed universal life products, which contain equity-indexed features.
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

Notes to Financial Statements (Continued)
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
The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of instrument, whether the instrument has recently been issued, whether the instrument is traded on an active exchange or in the secondary market, and current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires additional judgment. Accordingly, the degree of judgment exercised by KKR in determining fair value is greatest for instruments categorized in Level III. The variability and availability of the observable inputs affected by the factors described above may cause transfers between Levels I, II, and III, which KKR recognizes at the beginning of the reporting period.
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
Level II Valuation Methodologies
Credit Investments, U.S. Municipal Securities, Corporate Bonds and Structured Securities: These financial instruments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an instrument. Ask prices represent the lowest price that KKR and others are willing to accept for an instrument. For financial instruments whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR's policy is generally to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR's best estimate of fair value. KKR may also use model-derived valuations whose inputs are observable or whose significant value drivers are observable.

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
Equity Securities: The valuation of certain equity securities is based on (i) an observable price for an identical security adjusted for the effect of a restriction or leverage that collateralized the equity securities and (ii) quoted prices for identical or similar instruments in markets that are not active.
Derivatives: The valuation incorporates observable inputs comprising yield curves, foreign currency rates, interest rate volatility and credit spreads.

Notes to Financial Statements (Continued)
Level III Valuation Methodologies
Private Equity Investments: KKR generally employs two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market comparables analysis that considers key financial inputs, which may take into account recent public and private transactions and other available measures. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. The results of the discounted cash flow approach can be significantly impacted by these estimates. Other inputs are also used in both methodologies. In addition, when a definitive agreement has been executed to sell an investment, KKR generally considers a significant determinant of fair value to be the consideration to be received by KKR pursuant to the executed definitive agreement.
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
    In the case of growth equity investments, enterprise values may be determined using the market comparables analysis and discounted cash flow analysis described above. A scenario analysis may also be conducted to subject the estimated enterprise values to a downside, base and upside case, which involves significant assumptions and judgments. A milestone analysis may also be conducted to assess the current level of progress towards value drivers that we have determined to be important, which involves significant assumptions and judgments. The enterprise value in each case may then be allocated across the investment's capital structure to reflect the terms of the security and subjected to probability weightings. In certain cases, the values of growth equity investments may be based on recent or expected financings or other transactions.
Real Asset Investments: Real asset investments in infrastructure, energy and real estate are valued using one or a combination of the discounted cash flow analysis, market comparables analysis and direct income capitalization methods, which in each case incorporates significant assumptions and judgments.
Infrastructure investments are generally valued using the discounted cash flow analysis. Key inputs used in this methodology can include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as exit EBITDA multiples.
Energy investments are generally valued using a discounted cash flow approach, and where applicable, a market approach using comparable companies and transactions. Key inputs used in our valuations include (i) the weighted average cost of capital,

Notes to Financial Statements (Continued)
(ii) future commodity prices, as quoted on indices, and long-term commodity price forecasts, and (iii) the asset’s projected future operating performance.
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
Other Investments: With respect to other investments including equity method investments, KKR generally employs the same valuation methodologies as described above for private equity, credit investments and real assets investments when valuing these other investments.
Funds withheld at interest: The funds withheld receivables and payables at interest carried at fair value are primarily valued based on the fair value of the underlying investments, which have quoted prices or other observable inputs to pricing. A portion of the funds withheld receivable and payables at interest carried at fair value represent embedded derivatives and are valued using present value techniques that consider inputs including contract duration.
Reinsurance recoverables: Reinsurance recoverables carried at fair value are valued using present value techniques that consider inputs including mortality and surrender rates for the associated policies, as well as estimates of policy expenses and the cost of capital held in support of the related closed block policy liabilities.
Insurance liabilities and insurance embedded derivatives: Policy liabilities carried at fair value are valued using present value techniques that discount estimated liability cash flows at a rate that reflects the riskiness of those cash flows and also consider policyholder behavior (including lapse rates, surrender rates and mortality). Closed block policy liabilities carried at fair value are valued using present value techniques that consider inputs including mortality and surrender rates for the respective policies, as well as estimates of policy expenses and the cost of capital held in support of the liabilities. The funds withheld payable at interest carried at fair value represents embedded derivatives and is valued based on the change in the fair value of the assets supporting the payable. Other embedded derivative liabilities are related to our fixed-indexed annuity, variable annuity and indexed universal life products, which contain equity-indexed features. The embedded derivative liabilities are calculated as the present value of future projected benefits in excess of the projected guaranteed benefits, using an option budget as the indexed account value growth rate and considering an adjustment to reflect the risk of nonperformance on our obligation and inputs such as projected withdrawal and surrender activity, and mortality. KKR calculates nonperformance risk using a blend of observable peer holding company credit spreads, adjusted to reflect the claims paying ability of our insurance entities, as well as an adjustment to reflect the priority of policyholder claims.

Key unobservable inputs that have a significant impact on KKR's Level III valuations as described above are included in Note 9 "Fair Value Measurements." KKR utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level III financial instruments. These unobservable pricing inputs and assumptions may differ by financial instruments and in the application of KKR's valuation methodologies. KKR's reported fair value estimates could vary materially if KKR had chosen to incorporate different unobservable pricing inputs and other assumptions or, for certain applicable investments, if KKR only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.
There is inherent uncertainty involved in the valuation of Level III financial instruments and there is no assurance that, upon liquidation or sale, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the financial instruments existed, and it is reasonably possible that the difference could be material.

Notes to Financial Statements (Continued)
Goodwill and Intangible Assets
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

KKR has the option to either (i) perform a quantitative impairment test or (ii) first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in which case the quantitative test would then be performed. When performing a quantitative impairment test, KKR compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, the goodwill impairment loss is equal to the excess of the carrying value over the fair value, limited to the carrying amount of goodwill allocated to that reporting unit. The estimated fair values of the reporting units are derived based on valuation techniques KKR believes market participants would use for each respective reporting unit. The estimated fair values are generally determined by utilizing a discounted cash flow methodology or methodologies that incorporate market multiples of certain comparable companies.

KKR tests goodwill for impairment at the reporting unit level, which is generally at the level of or one level below its reportable segments. Goodwill recorded as a result of the acquisition of Global Atlantic has been allocated to the Insurance Segment. See Note 20 "Segment Reporting".

Intangible assets, which primarily relate to intangible assets acquired in the GA Acquisition are recorded in Other Assets in the accompanying consolidated statements of financial condition and are amortized over their estimated useful lives and are reviewed for impairment on an interim basis when impairment indicators are present. Impairment losses are recorded within Insurance Expenses in the consolidated statements of operations. The finite lived intangible assets are amortized using the straight-line method over the useful life of the assets which is between 15 to 19 years. The indefinite lived intangible assets are not subject to amortization.
For additional details on the GA Acquisition and the acquisition accounting see Note 3 "Acquisition of Global Atlantic".

Fixed Assets, Depreciation and Amortization
Fixed assets consist primarily of corporate real estate, leasehold improvements, furniture and computer hardware. Such amounts are recorded at cost less accumulated depreciation and amortization and are included in Other Assets within the accompanying consolidated statements of financial condition. Depreciation and amortization are calculated using the straight‑line method over the assets' estimated economic useful lives, which for leasehold improvements are the lesser of the lease term or the life of the asset, for KKR's owner occupied corporate real estate is up to forty years, and three to seven years for other fixed assets.
Foreign Currency
Consolidated entities that have a functional currency that differs from KKR's reporting currency are primarily KKR's investment management and capital markets companies located outside the United States and certain CFEs. Foreign currency denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income (loss) until realized. Foreign currency income or expenses resulting from transactions outside of the functional currency of a consolidated entity are recorded as incurred in general, administrative and other expense in the consolidated statements of operations.

Notes to Financial Statements (Continued)
Leases
At contract inception, KKR determines if an arrangement contains a lease by evaluating whether (i) the identified asset has been deployed in the contract explicitly or implicitly and (ii) KKR obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. Additionally, at contract inception KKR will evaluate whether the lease is an operating or finance lease. Right-of-use ("ROU") assets represent KKR’s right to use an underlying asset for the lease term and lease liabilities represent KKR’s obligation to make lease payments arising from the lease.
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
Operating lease expense is recognized on a straight-line basis over the lease term and is recorded within Occupancy and Related Charges in the accompanying consolidated statements of operations. The ROU assets are included in Other Assets and the lease liabilities are included in Accrued Expenses and Other Liabilities in the accompanying consolidated statements of financial condition. See Note 14 "Other Assets and Accrued Expenses and Other Liabilities."
Comprehensive Income (Loss)
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from contributions from and distributions to owners. In the accompanying consolidated financial statements, comprehensive income is comprised of (i) Net Income (Loss), as presented in the consolidated statements of operations, (ii) unrealized gains (losses) on available-for-sale securities and (iii) net foreign currency translation.
Income Taxes
KKR & Co. Inc. is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal, state and local income taxes at the entity level on its share of taxable income. In addition, KKR Group Partnership and certain of its subsidiaries operate as partnerships for U.S. federal tax purposes but as taxable entities for certain state, local or non-U.S. tax purposes. Moreover, certain corporate subsidiaries of KKR, including certain Global Atlantic subsidiaries, are domestic corporations for U.S. federal income tax purposes and are subject to U.S. federal, state, and local income taxes.
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
For a particular tax‑paying component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount within Other Assets or Accrued and Other Liabilities, as applicable, in the accompanying statements of financial condition.

Notes to Financial Statements (Continued)
Uncertain Tax Positions
KKR analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, KKR determines that uncertainties in tax positions exist, a reserve is established. The reserve for uncertain tax positions is recorded in Accrued and Other Liabilities in the accompanying statements of financial condition. KKR recognizes accrued interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of operations.
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
SIGNIFICANT ACCOUNTING POLICIES - ASSET MANAGEMENT
The significant accounting policies applicable to KKR’s asset management business are described below.
Investments
Investments consist primarily of private equity, credit, investments of consolidated CFEs, real assets, equity method and other investments. Investments denominated in currencies other than the entity's functional currency are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected in the consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 7 "Investments."
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
Investments of Consolidated CFEs - Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans) held directly by the consolidated CLOs.
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

Notes to Financial Statements (Continued)
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
Energy Investments held by KKR
On August 18, 2020, KKR transferred all the working and royalty interests in oil and natural gas properties, which were directly held by KKR and not held through investment funds, into a consolidated investment fund. Before the transfer, oil and natural gas activities were accounted for under the successful efforts method of accounting and such working and royalty interests were consolidated based on the proportion of the working and royalty interests held by KKR. Subsequent to the transfer, such working and royalty interests are carried at fair value in accordance with ASC 946, Financial Services - Investment Companies, and recorded within investments in the consolidated statements of financial condition. Any changes in fair value are recorded within Net Gains (Losses) from Investment Activities in the consolidated statements of operations. No gain or loss has been recorded in the consolidated statement of operations as result of the transfer. KKR recognized the differential between the net carrying value of such working and royalty interests and the fair value at the time of the transfer within stockholders' equity. This transaction resulted in an adjustment to KKR Group Partnership's equity, and accordingly, both KKR's equity and noncontrolling interests held by KKR Holdings were adjusted for their proportionate share based on their ownership in KKR Group Partnership at the time of transfer. See the consolidated statements of changes in equity and Note 21 "Equity". The fair value has been determined in accordance with KKR’s Level III Valuation Methodologies.
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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of March 31, 2021, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace").
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

Notes to Financial Statements (Continued)
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
Freestanding Derivatives
Freestanding derivatives are instruments that KKR and certain of its consolidated funds have entered into as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include forward, swap and option contracts related to foreign currencies and interest rates to manage foreign exchange risk and interest rate risk arising from certain assets and liabilities. All derivatives are recognized in Other Assets or Accrued Expenses and Other Liabilities and are presented on a gross basis in the consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. KKR's derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. KKR attempts to reduce this risk by limiting its counterparties to major financial institutions with strong credit ratings.
Securities Sold Short
Whether part of a hedging transaction or a transaction in its own right, securities sold short represent obligations of KKR to deliver the specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the security in the market at the prevailing prices. The liability for such securities sold short, which is recorded in Accrued Expenses and Other Liabilities in the statement of financial condition, is marked to market based on the current fair value of the underlying security at the reporting date with changes in fair value recorded as unrealized gains or losses in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. These transactions may involve market risk in excess of the amount currently reflected in the accompanying consolidated statements of financial condition.

Notes to Financial Statements (Continued)
Revenues
For the three months ended March 31, 2021 and 2020, respectively, revenues consisted of the following:

	Three Months Ended March 31,
	2021	2020
Management Fees	$276,181	$222,689
Fee Credits	(35,398)	(35,387)
Transaction Fees	165,893	98,996
Monitoring Fees	35,388	31,149
Incentive Fees	3,438	668
Expense Reimbursements	27,729	28,224
Oil and Gas Revenue	—	13,315
Consulting Fees	20,080	20,918
Total Fees and Other	493,311	380,572

Carried Interest	2,140,426	(1,210,925)
General Partner Capital Interest	544,221	(171,152)
Total Capital Allocation-Based Income (Loss)	2,684,647	(1,382,077)

Total Revenues - Asset Management	$3,177,958	$(1,001,505)
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
(2)For amounts classified in Other Assets, see Note 14 "Other Assets and Accrued Expenses and Other Liabilities." For amounts classified in Due from Affiliates, see Note 19 "Related Party Transactions."

Management Fees
KKR provides investment management services to investment funds, CLOs, and other vehicles and entities in exchange for a management fee. Management fees are determined quarterly based on an annual rate and are generally based upon a percentage of the capital committed or capital invested during the investment period. Thereafter, management fees are generally based on a percentage of remaining invested capital, net asset value, gross assets or as otherwise defined in the respective contractual agreements. Since some of the factors that cause the fees to fluctuate are outside of KKR's control, management fees are considered to be constrained and are therefore not included in the transaction price. Additionally, after the contract is established there are no significant judgments made when determining the transaction price.
Management fees earned from KKR's consolidated investment funds and other vehicles and entities are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is increased by the amount of fees that are

Notes to Financial Statements (Continued)
eliminated. Accordingly, the elimination of these fees does not impact the net income (loss) attributable to KKR or KKR stockholders' equity.
Fee Credits
Under the terms of the management agreements with certain of its investment funds, KKR is required to share with such funds an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies ("Fee Credits"). Investment funds earn Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain costs incurred in connection with pursuing potential investments that do not result in completed transactions ("broken-deal expenses") and generally amount to 80% for older funds formed on or prior to January 1, 2015, or 100% for newer funds, of allocable monitoring and transaction fees after broken-deal expenses are recovered, although the actual percentage may vary from fund to fund. Fee Credits are recognized and owed to investment funds concurrently with the recognition of monitoring fees, transaction fees and broken-deal expenses. Since Fee Credits are payable to investment funds, amounts owed are generally applied as a reduction of the management fee that is otherwise billed to the investment fund. Fee credits are recorded as a reduction of revenues in the consolidated statement of operations. Fee Credits owed to investment funds are recorded in Due to Affiliates on the consolidated statements of financial condition. See Note 19 "Related Party Transactions."
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

Notes to Financial Statements (Continued)
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
Consulting Fees
KKR provides consulting and other services to portfolio companies and other companies in exchange for a consulting fee. Consulting fees are separately negotiated with each company for which services are provided. After the contract is established, there are no significant judgments made when determining the transaction price.
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
To supplement base cash compensation, benefits, carry pool allocations, and equity-based compensation, KKR typically pays discretionary cash bonuses, which are included in Compensation and Benefits expense in the consolidated statements of operations, based principally on the level of (i) management fees and other fee revenues (including incentive fees), (ii) realized carried interest and (iii) realized investment income earned during the year. The amounts paid as discretionary cash bonuses, if

Notes to Financial Statements (Continued)
any, are at KKR’s sole discretion and vary by individual to individual and from period to period, including having no cash bonus. KKR accrues discretionary cash bonuses when payment becomes probable and reasonably estimable which is generally in the period when KKR makes the decision to pay discretionary cash bonuses and is based upon a number of factors including the recognition of fee revenues, realized carried interest, realized investment income and other factors determined during the year.
KKR decides whether to pay a discretionary cash bonus and determines the percentage of applicable revenue components to pay compensation only upon the occurrence of the realization event. There is no contractual or other binding obligation that requires KKR to pay a discretionary cash bonus to its employees, except in limited circumstances.
While most cash bonuses paid to most employees are borne by KKR and result in customary compensation and benefits expense, certain cash bonuses that are paid to certain of KKR's principals can be borne by KKR Holdings. These bonuses can be funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because KKR principals are not entitled to receive distributions on units that are unvested, any amounts allocated to principals in excess of a principal's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges, if any, are currently recorded based on the amount of cash expected to be paid by KKR Holdings.
Carry Pool Allocation
With respect to KKR's funds that provide for carried interest, KKR allocates a portion of the realized and unrealized carried interest that it earns to a carry pool established at KKR Associates Holdings L.P. (which is not a subsidiary of KKR), from which its employees and certain other carry pool participants are eligible to receive a carried interest allocation. The allocation is determined based upon a fixed arrangement between KKR Associates Holdings L.P. and KKR, and KKR does not exercise discretion on whether to make an allocation to the carry pool upon a realization event. These amounts are accounted for as compensatory profit sharing arrangements in Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and are recorded as compensation expense. Upon a reversal of carried interest income, the related carry pool allocation, if any, is also reversed. Accordingly, such compensation expense is subject to both positive and negative adjustments.
In February 2021, following the approval of a majority of KKR & Co. Inc.'s independent directors, KKR amended the percentage of carried interest that is allocable to the carry pool to 65% for (i) current investment funds for which no or de minimis amounts of carried interest was accrued as of December 31, 2020 and (ii) all future funds. For all other funds, the percentage of carried interest remains 40% or 43%, as applicable. The percentage of carried interest allocable to the carry pool may be increased above 65% only with the approval of a majority of KKR & Co. Inc.'s independent directors.
Equity-based Compensation
In addition to the cash-based compensation and carry pool allocations as described above, employees receive equity awards under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") and the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, the "Equity Incentive Plans"). Most of these awards are subject to service-based vesting typically over a three to five-year period from the date of grant, while in certain cases vesting is subject to the achievement of market conditions. Certain of these awards are subject to transfer restrictions and minimum retained ownership requirements.
Profit Sharing Plan
KKR provides certain profit sharing programs for KKR employees. In particular, KKR provides a 401(k) plan for eligible employees in the United States. For certain employees who are participants in the 401(k) plan, KKR may, in its discretion, contribute an amount after the end of the plan year.
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

Notes to Financial Statements (Continued)
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

SIGNIFICANT ACCOUNTING POLICIES - INSURANCE
The significant accounting policies applicable to KKR’s insurance business, which is conducted by Global Atlantic, are described below.

Investments
In the normal course of business, Global Atlantic enters into transactions involving various types of investments.

Investments include the following: U.S. government and agency obligations; commercial mortgage-backed securities ("CMBS"), residential mortgage-backed securities ("RMBS"), CLOs, collateralized bond obligations ("CBOs") and all other structured securities (consisting primarily of asset-backed securities ("ABS") (collectively, "structured securities"); corporate bonds; state and political subdivision obligations; foreign government obligations; equity securities; mortgage and other loan receivables; policy loans; and other non-derivative investments. Investments are recorded on a trade-date basis.

Available-for-sale fixed maturity securities

Global Atlantic primarily accounts for its fixed maturity securities (including bonds, structured securities and redeemable preferred stock) as available-for-sale ("AFS"). AFS fixed maturity securities are carried at fair value. Impairment associated with AFS fixed maturity securities is recognized as an allowance for credit losses. The allowance for credit losses is established either by a charge to net investment losses in the consolidated statements of operations, for securities identified as credit impaired after purchase, or by a gross-up recognition of an initial allowance for purchased credit deteriorated ("PCD") securities.

PCD securities are those purchased by Global Atlantic that were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. Global Atlantic considers an AFS fixed maturity security to be PCD if there are indicators of a credit loss at the acquisition date or, in the case of structured securities, if there is a significant difference between contractual cash flows and expected cash flows at acquisition. PCD securities also include those AFS fixed maturity securities previously held by Global Atlantic that were similarly assessed at the time of the KKR acquisition. The initial amortized cost for a PCD security equals the purchase price plus the initial allowance for credit losses. The initial allowance for credit losses is determined using a discounted cash flow method based on the best estimate of the present value of cash flows expected to be collected. After purchase, the accounting for a PCD security is consistent with that applied to all other securities.

Unrealized gains and losses on AFS fixed maturity securities, net of tax and insurance intangible amortization, are reported in accumulated other comprehensive income in the consolidated statements of financial condition. Realized investment gains and losses are recognized on a first-in first-out basis and are reported in net investment losses in the consolidated statements of operations. The amortized cost of fixed maturity securities is adjusted for impairment charge-offs, amortization of premiums and accretion of discounts. Such amortization and accretion is calculated using the effective yield method and included in net investment income in the consolidated statements of operations.

Notes to Financial Statements (Continued)
For structured securities, Global Atlantic recognizes interest income using a constant effective yield based on estimated cash flows generated from internal models utilizing interest rate, default and prepayment assumptions. Effective yields for structured securities that are not of high credit quality are recalculated and adjusted prospectively based on changes in expected undiscounted future cash flows, after consideration of any appropriate recognition or release of an allowance for credit losses. For structured securities that are of high credit quality, effective yields are recalculated based on payments received and updated prepayment expectations, and amortized cost is adjusted to the amount that would have existed had the new effective yield been applied since acquisition with a corresponding charge or credit to net investment income. Prepayment fees are recorded when earned in net investment income in the consolidated statements of operations.

Global Atlantic generally suspends accrual of interest for securities that are more than 90 days past due and reverses any related accrued interest to net investment income in the Consolidated statements of operations. When a security is in non-accrual status, coupon payments are recognized as interest income as cash is received, subject to consideration as to the overall collectibility of the security. A security is returned to accrual status when Global Atlantic determines that the collection of amounts due is probable. The allowance for credit losses excludes accrued interest from the amortized cost basis for which losses are estimated.

Trading fixed maturity securities

Global Atlantic accounts for certain fixed maturity securities as trading at acquisition, based on intent or via the election of the fair value option. Trading securities are carried at fair value, with realized and unrealized gains and losses reported in net investment gains (losses) in the consolidated statements of operations. Interest income from these securities is reported in net investment income. These trading securities, for which investment results accrue to the benefit of either contractholders or reinsurance counterparties, are primarily used to match asset and liability accounting.

Equity securities

Global Atlantic accounts for its investments in equity securities (including common stock and non-redeemable preferred stock) that do not require equity method accounting or result in consolidation, at fair value. Realized and unrealized investment gains and losses are reported in net investment gains (losses) in the consolidated statements of operations.

Mortgage and other loan receivables

Global Atlantic purchases and originates mortgage and other loan receivables, and these loans are carried at cost, less the allowance for credit losses and as adjusted for amortization/accretion of premiums/discounts. The allowance for credit losses is established either by a charge to net investment losses in the consolidated statements of operations or, for PCD mortgage and other loan receivables, by a gross-up recognition of the initial allowance in the consolidated statements of financial condition.

PCD mortgage and other loan receivables are those purchased by Global Atlantic that were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. PCD mortgage and other loan receivables also include those mortgage and other loan receivables previously held by Global Atlantic that were similarly assessed at the time of the KKR acquisition. The initial amortized cost for a PCD mortgage or other loan receivable equals the purchase price plus the initial allowance for credit losses. The initial allowance for credit losses is determined using a method consistent with that used for other similar loans. See further discussion of allowance methods below. After purchase, the accounting for a PCD mortgage or other loan receivable is consistent with that applied to all other mortgage and other loan receivables. As part of the acquisition of Global Atlantic, Global Atlantic identified $3.7 billion of PCD mortgage and other loan receivables with a related allowance of $120.3 million. The allowance on the Non-PCD mortgage and other loan receivables, instead, had to be recognized outside the purchase accounting analysis and had an impact on the consolidated statement of operations of $183.6 million.

Loan premiums or discounts are amortized or accreted using the effective yield method. Interest income is accrued on the principal balance of each loan based on its contractual interest rate. The accrual of interest is generally suspended when the collection of interest is no longer probable or the collection of any portion of principal is doubtful. Global Atlantic generally suspends accrual of interest for loans that are more than 90 days past due and reverses any related accrued interest to net investment income in the consolidated statements of operations. When a loan is in non-accrual status, coupon payments are generally recognized as interest income as cash is received, subject to consideration as to the overall collectibility of the loan. A loan is returned to accrual status when Global Atlantic determines that the collection of amounts due is probable. The allowance for credit losses excludes accrued interest from the amortized cost basis for which losses are estimated.

Notes to Financial Statements (Continued)
Policy loans

Policy loans are loans policyholders take out against their life insurance policies. Each policy loan is fully collateralized by the cash surrender value of the policyholder’s life insurance policy. Policy loans are carried at unpaid principal balances. Interest income on such loans is recognized as earned using the contractually agreed upon interest rate and reflected in net investment income in the consolidated statements of operations. Generally, interest is capitalized on the associated policy’s anniversary date.

Other investments

Other investments in the consolidated statements of financial condition include Global Atlantic’s investments in investment partnerships, for which Global Atlantic does not have voting control or power to direct activities. These investments are accounted for using the equity method of accounting unless Global Atlantic’s interest is so minor that it has virtually no influence over partnership operating or financial policies. The equity method of accounting requires that the investments be initially recorded at cost and the carrying amount of the investment subsequently be adjusted to recognize Global Atlantic’s share of the earnings and losses of the investee. Where there is a difference between the cost of the investment and Global Atlantic’s proportionate share of the equity method investee’s net assets, this basis difference is accreted to net investment income over the life of the underlying assets. In applying the equity method, Global Atlantic uses financial information provided by the investee, generally on a one to three month lag due to the timing of the receipt of related financial statements.

The income from Global Atlantic’s equity method investments is included in net investment income in the consolidated statements of operations. In limited circumstances, Global Atlantic elects to apply the fair value option to investment partnerships, which are carried at fair value with unrealized gains and losses reported in net investment gains (losses) in the consolidated statements of operations. The contributions to and distributions from investment partnerships are classified as investing activities within the consolidated statements of cash flows.

Global Atlantic consolidates investment partnerships and other entities when it is deemed to control or is considered the primary beneficiary of a VIE. The results of certain consolidated investment entities are reported on a one to three month lag and intervening events are evaluated for materiality and recognition by disclosure or otherwise, as appropriate.

Included in other investments are Global Atlantic’s investments in renewable energy entities, including partnerships and limited liability companies. Respective investments are consolidated when Global Atlantic has control, or are accounted for using the equity method of accounting when Global Atlantic has the ability to exercise significant influence but not control. These investments involve tiered capital structures that facilitate a waterfall of returns and allocations to ensure the efficient use of tax credits. A conventional income statement oriented approach to the equity method of accounting, or to the recognition of non-controlling interests (when Global Atlantic is consolidating the investment), based on ownership percentages does not accurately reflect the proper allocation of income and cash flows for these investments. Instead, Global Atlantic uses the hypothetical liquidation at book value method ("HLBV”) which is a balance sheet oriented approach to the equity method of accounting and to the recognition of non-controlling interests that allocates income and cash flows based on changes to each investor’s claim to net assets assuming a liquidation of the investee as of each reporting date, including an assessment of the likelihood of liquidation in determining the contractual provisions to utilize when applying the HLBV method.

Investments in real assets included in other investments in the consolidated statements of financial condition relate to Global Atlantic’s consolidated investments in renewable energy entities and investments in transportation assets. The income, as well as the depreciation and other expenses associated with these tangible assets is reported in net investment income in the consolidated statements of operations.

Income on consolidated investments in renewable energy entities is earned from the sale of the energy generated under long-term contracts. Income on investments in transportation assets is earned from the lease of these assets. Tangible assets associated with renewable energy entities primarily comprise solar energy systems, which are depreciated on a straight-line basis over their estimated useful lives of generally 35 years. Transportation assets are primarily aircraft and railcars, which are depreciated to their estimated salvage value on a straight-line basis over their remaining useful lives. These useful lives generally range up to 25 years for aircraft and 45 years for railcars, as determined from the date of manufacture.

Global Atlantic has investments in real estate, some of which are accounted for at cost less depreciation. The useful lives for these real estate investments generally range up to 30 years. Other investments in real estate held in consolidated investment companies that account for such real estate at fair value under investment company accounting. Net rental income on the investments in real estate is recognized in net investment income and changes in the fair value of real estate held in consolidated investment companies are recognized in net investment gains (losses) in the consolidated statements of operations.

Notes to Financial Statements (Continued)
Investments in Federal Home Loan Bank ("FHLB") common stock are also included in other investments in the consolidated statements of financial condition and are accounted at cost.

Derivative instruments

Derivatives are instruments that derive their values from underlying asset prices, indices, foreign exchange rates, reference rates and other inputs or a combination of these factors. Derivatives may be privately negotiated contracts, which are usually referred to as over-the-counter ("OTC") derivatives, or they may be listed and traded on an exchange ("exchange-traded"). Global Atlantic’s derivative instruments are primarily used to hedge certain risks, including interest rate risk and equity market risk, and to a lesser extent foreign exchange and inflation risks. Where certain criteria are met, some of these hedging arrangements may achieve hedge accounting.

Derivative instruments are generally recognized at estimated fair value in either funds withheld receivable at interest, other assets, funds withheld payable at interest or accrued expenses and other liabilities in the consolidated statements of financial condition, with changes in fair value recorded in net investment gains (losses) in the consolidated statements of operations. Where certain qualifying criteria are met, some derivative instruments are designated as accounting hedges and are recognized at estimated fair value in derivative assets or accrued expenses and other liabilities in the consolidated statements of financial condition. For derivative instruments designated as fair value hedges, changes in fair value are recognized in the consolidated statements of operations, in the same line where the hedged item is reported. For derivative instruments designated as cash flow hedges, changes in fair value are initially recognized in accumulated other comprehensive income (loss) in the consolidated statements of financial condition and subsequently reclassified to the consolidated statements of operations, in the same line item where the hedged item is reported.

Derivative receivables and payables with a counterparty that are subject to an International Swaps and Derivatives Association Master Agreement ("ISDA") or other similar agreement that provides a legal right of setoff, are presented at their net amounts. Where the legal right of setoff exists, Global Atlantic also offsets the fair value of cash collateral received or posted under an ISDA, or other similar agreement with a counterparty, against the related derivative balances as appropriate.

Investment credit losses and impairment

Available-for-sale fixed maturity securities

One of the significant estimates related to AFS securities is the evaluation of those investments for credit losses. The evaluation of investments for credit losses is a quantitative and qualitative quarterly process that is subject to risks and uncertainties and involves significant estimates and judgments by management. Changes in the estimates and judgments used in such analysis can have a significant impact on the consolidated statements of operations.

Global Atlantic regularly reviews its AFS securities for declines in fair value below amortized cost that it determines to be due to credit losses. For fixed maturity securities, Global Atlantic first considers the intent to sell a security, or whether it is more-likely-than-not that it will be required to sell the security, before the recovery of its amortized cost. If Global Atlantic intends to sell an AFS fixed maturity security with an unrealized loss or it is more-likely-than-not that it will be required to sell an AFS fixed maturity security with an unrealized loss before recovery of its amortized cost basis, the amortized cost is written down to fair value and a corresponding charge is recognized to net investment losses.

For AFS fixed maturity securities in an unrealized loss position that Global Atlantic does not intend to sell, and will not be required to sell, Global Atlantic bifurcates the impairment into two components: credit impairment and non-credit impairment. Credit impairments are measured as the difference between the security’s cost or amortized cost and its estimated recoverable value, which is the present value of its expected future cash flows discounted at the current effective interest rate. The estimated recoverable value is subject to a floor equal to the fair value of the security. The remaining difference between the security’s fair value and the recoverable value, if any, is the non-credit impairment. Credit impairments are recognized in the allowance for credit losses on AFS fixed maturity securities, which is established via a charge to net investment losses in the consolidated statements of operations, and non-credit impairments are charged to accumulated other comprehensive income in the consolidated statements of financial condition.

The review of each AFS fixed maturity in an unrealized loss position for credit losses includes an analysis of gross unrealized losses by severity. A severe unrealized loss position on a fixed maturity security may not impact the recoverability of all contractual cash flows or the ability to recover an amount at least equal to the investment’s amortized cost. The facts and circumstances available relevant to the severity of the loss position are analyzed, including changes in market interest rates, credit issues, changes in business climate, management changes, litigation, government actions, and other similar factors that may

Notes to Financial Statements (Continued)
impact the issuer’s ability to meet current and future principal and interest obligations. Indicators of credit impairment may include changes in the issuers’ credit ratings, the frequency of late payments, pricing levels and deterioration in any, or a combination of, key financial ratios, financial statements, revenue forecasts and cash flow projections.

In determining the estimated recoverable value, the review of expected future cash flows for structured securities includes assumptions about key systemic risks (e.g., unemployment rates, housing prices) and loan-specific information (e.g., delinquency rates, loan-to-value ratios). Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third parties, along with assumptions and judgments about the future performance of the underlying collateral. For corporate and government bonds the recoverable value is determined using cash flow estimates that consider facts and circumstances relevant to the security and the issuer, including overall financial strength and secondary sources of repayment as well as pending restructuring or disposition of assets. Where information for such cash flow estimates is limited or deemed not reliable, fair value is considered the best estimate of the recoverable value.

In periods subsequent to the initial recognition of an allowance for credit losses on a fixed maturity security, whether for a PCD security or a security impaired since purchase, Global Atlantic continues to monitor credit loss expectations. Deterioration in the estimated recoverable value of a credit impaired security is recognized as an addition to the allowance for credit losses, as limited by the amount by which the security’s fair value is less than amortized cost. Improvements in the estimated recoverable value of a credit impaired security or improvements in the fair value of a credit impaired security that limit the amount of the allowance result in reductions in the allowance for credit losses, which are recognized as a credit to net investment gains in the consolidated statements of income.

Amounts are charged off against the allowance for credit losses when deemed uncollectible or when Global Atlantic determines that it intends to sell, or more likely than not will be required to sell, the security. Charge-offs are reflected as a decrease in the allowance and a direct write down in the amortized cost of the security. If Global Atlantic recovers all or a portion of an amount previously written off on a credit impaired security, the recovery is recognized as a realized investment gain.

Mortgage and other loan receivables

Global Atlantic updates its estimate of the expected credit losses on its investments in mortgage and other loan receivables each quarter. For loans that share similar risk characteristics, expected credit losses are measured on a pool basis.

For commercial mortgage loans, the current expected credit losses are estimated using a model that evaluates the probability that each loan will default and estimates the amount of loss given the occurrence of such a default over the life of each loan in the portfolio. The model incorporates historical and current data on the relevant property market and projects potential future paths for each loan’s collateral, considering both the net income to be generated by the collateral real estate and its market value. The model considers how macroeconomic forecasts (such as gross domestic product, unemployment, and interest rates) influence commercial real estate market factors (including vacancy rates, rental and income growth rates, property value changes), and in turn how commercial real estate market conditions, in combination with loan specific information (including debt service coverage and loan to value), drive commercial mortgage loan credit risk.

For residential mortgage loans and consumer loans, the current expected credit losses are primarily estimated using a discounted cash flow model. The model considers loan-specific information as well as current, historical and forecasted data relevant to the respective loans, including home prices, interest rates and unemployment. Expected cash flows are projected for each loan and are discounted using the effective interest rate of the respective loan. Any shortfalls between the discounted cash flows and the amortized cost of each individual loan are aggregated to determine the total allowances on the residential mortgage loan and consumer loan portfolios. For certain residential mortgage loans secured by single-family rental properties, current expected credit losses are determined using a model consistent with that described above for commercial mortgage loans.

With regard to the use of forecasts in the determination of Global Atlantic’s current expected credit losses, the reversion of forecasts to historical data is based on reversion dynamics that depend on the specific variable and its interaction with the other parameters of the respective model; however, the forecasts generally tend to revert to a long-term equilibrium trend within two to three years from the forecast start date.

For the investment in other loan receivables, a variety of methodologies are used to estimate the respective current expected credit losses. These methodologies consider the terms specific to each loan, including the value of any collateral, and evaluate the risk of loss over the life of these loans.

Global Atlantic also assesses and measures an allowance for credit losses arising from off-balance sheet commitments, including loan commitments, that are not unconditionally cancellable by Global Atlantic. This allowance for credit losses for off-

Notes to Financial Statements (Continued)
balance sheet commitments is determined using methods consistent with those used for the associated mortgage and other loan receivable class, as described above, and is recognized in other liabilities in the consolidated statements of financial condition, since there is no funded asset for the committed amount.

When all or a portion of a loan is deemed uncollectible, the uncollectible portion of the carrying amount of the loan is charged off against the allowance. If Global Atlantic recovers all or a portion of an amount previously written off on a credit impaired loan, the recovery is recognized as a realized investment gain.

Other investments

The determination of the amount of impairment on other classes of investments also requires significant judgment and is based upon a periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such assessments are revised as conditions change and new information becomes available.

Impairment of consolidated renewable energy assets and transportation assets is assessed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When indicators of impairment are present, a recoverability test is performed to determine if the sum of the estimated undiscounted future cash flows attributable to the assets is greater than the carrying amount. If the undiscounted estimated future cash flows are less than the carrying amount, an impairment loss is recognized based on the amount by which the carrying amount exceeds its estimated fair value.

Impairment of investments subject to the equity method of accounting is assessed whenever events or circumstances suggest that the carrying amount may not be recoverable. An impairment charge is recognized in earnings for a decline in value that is determined to be other than temporary and is measured as the difference between the carrying amount and the fair value of the equity method investment as of the balance sheet date.

Deferral and amortization of certain revenues and expenses

Deferrals

Deferred policy acquisition costs ("DAC") consist of commissions and other costs that are directly related to the successful acquisition of new or renewal life insurance or annuity contracts. Deferred sales inducements ("DSI") are generated by annuities that offer enhanced crediting rates or bonus payments to policyholders and is included in other assets in the consolidated statements of financial condition. DAC is recorded in insurance intangibles in the consolidated statements of financial condition.

Value of business acquired ("VOBA") represents the difference between the carrying value of the purchased in-force insurance contract liabilities at the time of the business combination and the estimated fair value of insurance and reinsurance contracts. VOBA can be either positive or negative. Positive VOBA is recorded in insurance intangibles. Negative VOBA is recorded in the same financial statement line in the consolidated statement of financial condition as the associated reserves.

Revenues from certain universal life insurance products are deferred to future periods and an unearned revenue reserve ("URR") liability is established. The amount deferred is equal to the excess of the revenue collected over an estimate of the ultimate future level of these revenues and included in policy liabilities in the consolidated statements of financial condition.

Deferred revenue liability ("DRL") represents the gross premium less the net premium on limited pay contracts (i.e., payout annuities.) DRL is included in policy liabilities in the consolidated statements of financial condition.

For certain preneed contracts, the gross premium is in excess of the benefit reserve plus additional insurance liability. An unearned front-end load ("UFEL") is established to defer the recognition of this front-end load. UFEL is included in policy liabilities in the consolidated statements of financial condition.

Amortization

For interest-sensitive products (fixed-indexed annuities and variable annuities, most universal life including preneed contracts, and variable universal life), DAC and DSI assets are generally amortized in proportion to actual historical gross profits and estimated future gross profits over the estimated lives of the contracts. The amount of gross profit consists principally of investment returns (including hedge gains and losses) in excess of the amounts credited to policyholders, asset-based and other policy fees, and surrender charges reduced by death and other excess benefits and expenses. Numerous factors including

Notes to Financial Statements (Continued)
mortality, benefit utilization, surrender activity, premium persistency, and the economic environment influence the level and timing of gross profits.

Estimated gross profits are updated each reporting period with actual gross profits as part of the amortization process for the interest-sensitive policies. When actual gross profits are higher in the period than had been previously estimated, more amortization is recognized than planned. When actual gross profits are lower than had been previously estimated, less amortization is recognized than planned. These relationships hold provided that future estimates of gross profits remain unchanged, which may not always be true.

VOBA is generally amortized on a constant level basis using policy count over the estimated lives of the contracts.

When a different basis of amortization is determined to be more representative of the economics, such as when negative estimated gross profits or margins occur, an alternative basis of amortization may be selected for DAC and VOBA.

For most term and whole life products, DAC is amortized in proportion to premium revenue recognized.

DRL is amortized on a straight-line basis for whole life and term life insurance policies. For annuities, universal life and indexed universal life policies, DRL is amortized in proportion to the pattern of policyholder death benefits in-force. For payout annuities, DRL is recognized in income in a constant relationship with the amount of expected future payments.

URR is amortized consistent with the amortization of DAC on similar products. UFEL is amortized consistent with the method used in the amortization of DAC for preneed contracts.

The key assumptions used in the calculation of the amortization of DAC, VOBA and DSI are periodically updated as part of the assumptions review process, which results in revisions to the estimated future gross profits. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made. The following are types of changes to future assumptions that would generally result in a negative unlocking (i.e., an acceleration of amortization resulting in a reduction to net income): lower equity returns, lower investment returns, higher operating expenses, higher mortality, and unfavorable lapses.

The carrying amounts of DAC, DSI, URR and UFEL are adjusted for the effects of realized and unrealized gains and losses on debt and equity securities classified as AFS and certain derivatives.

Internal replacements

An internal replacement is a modification in product benefits, features, rights, or coverages that occurs by the legal extinguishment of one contract and the issuance of another contract (a contract exchange), or by amendment, endorsement, or rider to a contract, or by the election of a benefit, feature, right, or coverage within a contract. If the modification does not substantially change the contract, Global Atlantic does not change the accounting and amortization of existing DAC and related actuarial balances (i.e., continuation of contract accounting). If an internal replacement represents a substantial change, the original contract is considered to be extinguished and any related DAC or other policy balances are charged or credited to income, and any new deferrable costs associated with the replacement contract are deferred.

Separate accounts

Separate account assets and liabilities represent segregated funds administered and invested by Global Atlantic for the benefit of variable annuities and variable universal life insurance contractholders and certain pension funds. Global Atlantic reports separately, as assets and liabilities, investments held in the separate accounts and liabilities of separate accounts if: (1) such separate accounts are legally recognized; (2) assets supporting the contract liabilities are legally insulated from Global Atlantic’s general account liabilities; (3) investments are directed by the contract owner or participant; and (4) all investment performance, net of contract fees and assessments, is passed through to the contract owner.

Separate account assets consist principally of mutual funds at fair value. The investment income and gains and losses of these accounts generally accrue to the contractholders and therefore, are not included in Global Atlantic’s net income. However, Global Atlantic’s net income reflects fees assessed and earned on fund values of these contracts which are presented as a component of policy fees in the consolidated statements of operations. Realized investment gains and losses related to separate accounts that meet the conditions for separate account reporting accrue to and are borne by the contractholder.

Notes to Financial Statements (Continued)
Policy liabilities

Policy liabilities, or collectively, “reserves,” are the portion of past premiums or assessments received that are set aside to meet future policy and contract obligations as they become due. Interest accrues on these reserves and on future premiums, which may also be available to pay for future obligations. Global Atlantic establishes reserves to pay future policyholder benefits, claims, and certain expenses for its life policies and annuity contracts.

Reserves are estimates based on models that include many actuarial assumptions and projections. These assumptions and projections, which are inherently uncertain, involve significant judgment, including assumptions as to the levels and/or timing of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), mortality, longevity, and persistency.

The assumptions on which reserves are based are intended to represent an estimation of experience for the period that policyholder benefits are payable. The adequacy of these reserves and the assumptions underlying those reserves are reviewed at least annually. Global Atlantic cannot, however, determine with precision the amount or the timing of actual policyholder benefit payments. If actual experience is better than or equal to the assumptions, then reserves would be adequate to provide for future policyholder benefits and expenses. If experience is worse than the assumptions, additional reserves may be required to meet future policy and contract obligations. This would result in a charge to Global Atlantic’s net income during the period in which excess policyholder benefits are paid or an increase in reserves occurs.

For a majority of Global Atlantic’s in-force policies, including its universal life policies and most annuity contracts, the base policy reserve is equal to the account value. For these products, the account value represents Global Atlantic’s obligation to repay to the policyholder the amounts held on deposit. However, there are several significant blocks of business where additional policyholder reserves are explicitly calculated, including variable annuities, fixed-indexed annuities, universal life with secondary guarantees, indexed universal life and preneed policies.

Fixed-rate and fixed-indexed annuities

Contractholder deposits fund reserves for fixed-indexed annuities earning a fixed rate of interest and certain other fixed-rate annuity products are computed under a retrospective deposit method and represent policyholder account balances before applicable surrender charges. For certain fixed-rate annuity products, an additional reserve was established for above market interest rate guarantees upon acquisition. These reserves are amortized on a straight-line basis over the remaining guaranteed interest rate period.

Certain of Global Atlantic’s fixed-indexed annuity products enable the policyholder to allocate contract value between a fixed crediting rate and strategies which reflect the change in the value of an index, such as the S&P 500 Index or other indices. These products are accounted for as investment-type contracts. The liability for these products consists of a combination of the underlying account value and an embedded derivative value. The liability for the underlying account value is primarily based on policy guarantees and its initial value is the difference between the premium payment and the fair value of the embedded derivative. Thereafter, the account value liability is determined in a manner consistent with the accounting for a deposit liability under the “constant yield method.” All future host balances are determined as: (1) the initial host balance; (2) plus interest; (3) less applicable policyholder benefits. The interest rate used in the prior roll forward is re-determined on each valuation date, per the constant yield method. The embedded derivative component’s fair value is based on an estimate of the policyholders’ expected participation in future increases in the relevant index. The fair value of this embedded derivative component includes assumptions, including those about future interest rates and investment yields, future costs for options used to hedge the contract obligations, projected withdrawal and surrender activity, benefit utilization and the level and limits on contract participation in any future increases in the respective index option. The account value liability and embedded derivative are recorded in policy liabilities in the consolidated statements of financial condition, with changes in value of the liabilities recorded in policy benefits and claims in the consolidated statements of operations.

Global Atlantic issues funding agreements to certain unaffiliated (and non-unconsolidated) special purpose entities that have issued debt securities for which payment of interest and principal is secured by such funding agreements. Global Atlantic’s funding agreements are considered investment type contracts and liabilities are calculated as the present value of future payments. Global Atlantic's obligation is reported in policy liabilities in the consolidated statements of financial condition. Interest expense is calculated using the effective interest method and recorded in policy benefits and claims in the consolidated statements of income.

Notes to Financial Statements (Continued)
Contractholder deposit funds reserves for certain assumed blocks of fixed-indexed and fixed-rate annuity products are accounted for as investment-type contracts. A net liability (consisting of the benefit reserve plus deferred revenue liability less DAC) is established at inception and amortized under the constant yield method.

Guaranteed benefits

Certain fixed-rate and fixed-indexed annuity contracts provide the contractholder with guaranteed minimum death benefits ("GMDB") and/or guaranteed minimum withdrawal benefits ("GMWB"). The associated reserves for these benefits are calculated by estimating the present value of total expected (excess) benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract, or the “benefit ratio,” and multiplying this ratio by the cumulative assessments recorded from the contract inception through the balance sheet date less cumulative benefit payments plus interest on the reserves. The liabilities are included in policy liabilities in the consolidated statements of financial condition. The change in the reserve is included in policy benefits and claims in the consolidated statements of operations.

Long-term care benefit riders

Certain fixed-rate contracts provide the policyholder with long-term care benefit riders. The long-term care benefit rider permits access to the policy’s account value, along with a supplemental rider benefit value, free of a surrender charge, to reimburse the policyholder for certain qualified long-term care expenses. Depending on the outcome of simplified underwriting, the rider benefit is capped at the return of account value plus one or two times the account value. The benefit rider paid to the policyholder is subject to a monthly maximum such that the benefit is typically paid out over a period of six years or longer. The liabilities for these benefits are calculated by using the benefit ratio multiplied by the cumulative assessments recorded from the contract inception through the balance sheet date less cumulative benefit payments plus interest on the reserves. The change in the reserve is included in policy benefits and claims in the consolidated statements of operations.

Variable annuities

Variable annuity contracts offered and assumed by Global Atlantic provide the contractholder with GMDB and/or GMWB. The liabilities for these benefits are included in policy liabilities in the consolidated statements of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statements of operations.
Global Atlantic issued variable annuity contracts with GMDB features. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for own company credit risk.
Global Atlantic also issues variable annuity contracts with a GMWB. The GMWB feature represents an embedded derivative. The embedded derivative is required to be bifurcated and measured at fair value. This liability is calculated as the present value of the excess GMWB claims less the present value of GMWB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using U.S. Treasury rates plus an adjustment for own company credit risk.
Payout annuities

Payout annuities include single premium immediate annuities, annuitizations of deferred annuities and structured settlements. These contracts subject the insurer to risks over a period that extends beyond the period or periods in which premiums are collected. These contracts may be either non-life contingent or life contingent. Non-life contingent annuities are accounted for as financial instruments. For life contingent annuities, Global Atlantic records a liability at the present value of future annuity payments and estimated future expenses calculated using expected mortality and costs, and interest assumptions. Any gross premiums received in excess of the net premium is the DRL and is recognized in income in a constant relationship with the amount of expected future payments. The liabilities are recorded in policy liabilities in the consolidated statements of financial condition.

Also included under payout annuities are liabilities for disability income benefits which pertain primarily to disability income policies that are already in claim payout status. Liabilities for disability income benefits are calculated as the present value of future disability payments and estimated future expenses using expected mortality and costs, and interest assumptions. The liabilities are recorded in policy liabilities in the consolidated statements of financial condition.

Notes to Financial Statements (Continued)
Universal life policies

For universal life policies, the base benefit reserves are deemed to be equal to the policyholder account value.

Policy liabilities for indexed universal life with returns linked to the performance of a specified market index are equal to the sum of two components: (1) the fair value of the embedded derivative; and (2) the host (or guaranteed) component. The fair value of the embedded derivative component is based on the fair value of the policyholders’ expected participation in future increases in the relevant index over the life of the contract. The fair value of this embedded derivative component includes assumptions, including those about future interest rates and investment yields, future costs for options used to hedge the contract obligations, projected benefits, benefit utilization and the level and limits on contract participation in any future increases in the respective index option.

The initial host balance is established at the time of premium payment and is equal to the total account value less the embedded derivative component. Thereafter, the balance of the host component is determined in a manner consistent with the accounting for a deposit liability under the “constant yield method.” All future host balances are determined as: (1) the initial host balance; (2) plus interest; (3) less applicable policyholder benefits. The interest rate used in the prior roll forward is re-determined on each valuation date, per the constant yield method.

Global Atlantic holds additional liabilities for universal life products with secondary guarantees, sometimes referred to as no-lapse guarantees. For these products, the fair value of the embedded derivative is the present value of the best estimate option budget projection minus the guaranteed surrender benefits over the life of the contract. The additional liabilities are measured using the benefit ratio approach where excess benefits are spread over the life of the contract based on assessments collected from the policyholder. Generally, total expected excess benefit payments are the aggregate of death claims after the policyholder account value is exhausted. The exception is when the cost of insurance charges are insufficient to produce consistently positive earnings in the future. In this case, all death benefits are deemed to be excess benefits.

Variable universal life policies

Certain assumed variable universal life policies include several forms of secondary guarantees. Global Atlantic holds additional liabilities for its secondary guarantees as discussed above.

Preneed policies

Global Atlantic’s preneed life insurance contracts are accounted for as universal life-type contracts which require that the retrospective deposit method be used. That accounting method establishes a liability for policyholder benefits in an amount determined by the account or contract balance that accrues to the benefit of the policyholder. This account value is deemed to be equal to the contract’s statutory cash surrender value. The majority of Global Atlantic’s preneed insurance contracts feature death benefits with a discretionary death benefit growth rate. Global Atlantic has the discretion to adjust these rates up or down. Global Atlantic has established an additional reserve for expected future discretionary benefits which is reflected as policy liabilities in the consolidated statements of financial condition. Global Atlantic has also issued preneed insurance contracts with crediting rates tied to inflation as measured by the U.S. Consumer Price Index.

Whole and term life

Global Atlantic has established liabilities for amounts payable under insurance policies, including whole life insurance and term life insurance policies. Generally, liabilities for these policies are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected net premiums. Principal assumptions used in the establishment of liabilities for future policyholder benefits are mortality, policy lapse, renewal, investment returns, inflation, expenses and other contingent events as appropriate for the respective product. These assumptions, which include provisions for adverse deviations, are established at the time the policy is issued and are intended to estimate the experience for the period the policyholder benefits are payable. By utilizing these assumptions, liabilities are established on a block-of-business basis. For whole life and term long-duration insurance contracts, assumptions such as mortality, morbidity and interest rates are locked-in upon the issuance of new business. However, significant adverse changes in experience on such contracts may require Global Atlantic to establish premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policyholder benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policyholder benefits and expenses. Such reserves are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for adverse deviation.

Notes to Financial Statements (Continued)
Policy liabilities for participating whole life insurance policies are equal to the aggregate of: (1) net level premium reserves for death and endowment policyholder benefits (calculated based upon the non-forfeiture interest rate, and mortality rated guarantee in calculating the cash surrender values described in such contracts); and (2) the liability for terminal dividends.

Policy liabilities for non-participating whole life and term life insurance policies are equal to the aggregate of the present value of expected future policyholder benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to the mortality and persistency are based upon Global Atlantic’s experience when the basis of the liability is established, and are periodically updated. Interest rate assumptions for the aggregate policy liabilities are calculated based on the portfolio rate, net of investment expenses.

Outstanding claims

Outstanding claims include amounts payable relating to in course of settlement and incurred but not reported claim liabilities. In course of settlement claim liabilities are established for policies when Global Atlantic is notified of the death of the policyholder but the claim has not been paid as of the reporting date. Incurred but not reported claim liabilities are determined using studies of past experience and are estimated using actuarial assumptions of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amounts initially recognized, which are reflected in net income in the period in which they are determined. Changes in policyholder and contract claims are recorded in policy benefits and claims in the consolidated statements of operations.

Closed blocks

Through its insurance companies, Global Atlantic has acquired several closed blocks of participating life insurance policies. Global Atlantic has elected to account for the closed block policy liabilities using the fair value option.

The assets and cash flow generated by the closed blocks inure solely to the benefit of the holders of policies included in the closed blocks. All closed block assets will ultimately be paid out as policyholder benefits and through policyholder dividends. In the event that the closed blocks’ assets are insufficient to meet the benefits of the closed blocks’ benefits, general assets of Global Atlantic would be used to meet the contractual benefits to the closed blocks’ policyholders.

The closed block liabilities are measured at fair value, which comprises the fair value of the closed block assets plus the present value of projected expenses including commissions and the cost of capital charges associated with the closed blocks. In calculating the present value, Global Atlantic used a discount rate based on current U.S. Treasury rates, with a risk margin to reflect uncertainties in the closed block liability and a provision for Global Atlantic’s nonperformance risk.

Reinsurance

Consistent with the overall business strategy, Global Atlantic assumes certain policy risks written by other insurance companies on a coinsurance, modified coinsurance or funds withheld coinsurance basis. Reinsurance accounting is applied for ceded and assumed transactions when risk transfer provisions have been met. To meet risk transfer requirements, a long-duration reinsurance contract must transfer mortality or morbidity risks, and subject the reinsurer to a reasonable possibility of a significant loss. Those contracts that do not meet risk transfer requirements are accounted for using deposit accounting. Global Atlantic seeks to diversify risk and limits its overall financial exposure through reinsurance.

With respect to ceded reinsurance, Global Atlantic values reinsurance recoverables on reported claims at the time the underlying claim is recognized in accordance with contract terms. For future policyholder benefits, Global Atlantic estimates the amount of reinsurance recoverables based on the terms of the reinsurance contracts and historical reinsurance recovery information. The reinsurance recoverables are based on what Global Atlantic believes are reasonable estimates and the balance is reported as an asset in the consolidated statements of financial condition. However, the ultimate amount of the reinsurance recoverable is not known until all claims are settled.

The cost of reinsurance, which is the difference between the amount paid for a reinsurance contract and the amount of the liabilities for policy benefits relating to the underlying reinsured contracts, is deferred and amortized over the reinsurance contract period for short-duration contracts, or over the terms of the reinsured policies on a basis consistent with the reporting of those policies for long-duration contracts. Cost of reinsurance assets and liabilities are reported in insurance intangibles and policy liabilities in the consolidated statements of financial condition, respectively and includes certain variable incentive compensation directly related to reinsurance contract acquisition. Reinsurance contracts do not relieve Global Atlantic from its obligations to policyholders, and failure of reinsurers to honor their obligations could result in losses to Global Atlantic; consequently, allowances are established for expected credit losses, via a charge to policy benefits and claims in the consolidated statements of

Notes to Financial Statements (Continued)
operations. Global Atlantic’s funds withheld receivable at interest and reinsurance recoverable assets are reviewed for expected credit losses by considering credit ratings for each reinsurer, historical insurance industry specific default rate factors, rights of offset, expected recovery rates upon default and the impact of other terms specific to the reinsurance arrangement.

Recognition of insurance revenue and related benefits

Premiums related to whole life and term life insurance contracts and payout contracts with life contingencies are recognized in premiums in the consolidated statements of operations when due from the contractholders.

Amounts received as payment for universal life and investment-type contracts are reported as deposits to contractholder account balances and recorded in policy liabilities in the consolidated statements of financial condition. Amounts received as payment for Global Atlantic’s fixed fund variable annuities are reported as a component of policy liabilities in the consolidated statements of financial condition. Revenues from these contracts consist primarily of fees assessed against the contractholder account balance for mortality, policy administration, separate account administration and surrender charges, and are reported in policy fees in the consolidated statements of operations. Additionally, Global Atlantic earns investment income from the investment of contract deposits in Global Atlantic’s insurance companies' general account portfolio, which is reported in net investment income in the consolidated statements of operations.

Fees assessed that represent compensation to Global Atlantic for benefits to be provided in future periods and certain other fees are established as an unearned revenue reserve liability and amortized into revenue over the expected life of the related contracts in proportion to estimated gross profits in a manner consistent with DAC for these contracts. Unearned revenue reserves are reported in policy liabilities in the consolidated statements of financial condition and amortized into policy fees in the consolidated statements of operations. Benefits and expenses for these products include claims in excess of related account balances, expenses for contract administration and interest credited to contractholder account balances in the consolidated statements of operations.

Other income

Other income is primarily comprised of administration, management fees and distribution fees.

Insurance expenses

Insurance expenses are primarily comprised of commissions expense, premium taxes, amortization of acquired distribution and trade name intangibles, and other expenses related to insurance products and reinsurance transactions.

General, administrative and other expenses

General, administrative and other expenses are primarily comprised of employee compensation and benefit expenses, administrative and professional services and other operating expenses.

Equity-based, incentive and other deferred compensation

Global Atlantic has established a long-term incentive plan to foster and promote its long-term financial success. Compensation expense for Global Atlantic’s incentive awards is recognized only when vesting is deemed to be probable.

Global Atlantic measures compensation cost for service-based, equity-classified share-based payment awards at fair value as of the grant date and recognizes it in general, administrative and other expenses in the consolidated statements of operations as compensation expense over the requisite service period for awards expected to vest. Global Atlantic recognizes the expense using the straight-line attribution method, with adjustments for estimated forfeitures. For awards with performance-based vesting, expense recognition is deferred until the performance factor occurs or becomes probable.

Global Atlantic measures compensation cost for liability-classified share-based payment awards or other deferred compensation plans using the fair value method, beginning on the grant date, and re-measures the fair value of the awards at each reporting period until the awards are settled. Accrued compensation expense is recognized, net of an estimated forfeiture rate, in general, administrative and other expenses in the consolidated statements of operations and within accrued expenses and other liabilities in the consolidated statements of financial condition, respectively.

Notes to Financial Statements (Continued)
Recently Issued Accounting Pronouncements
The following recently issued accounting pronouncements apply to both Asset Management and Insurance.
Adopted in 2021
Simplifying the Accounting for Income Taxes
On December 18, 2019, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU, among other changes, (i) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and (ii) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The guidance is effective for fiscal periods beginning after December 15, 2020. The adoption did not have a material impact on the financial statements.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
On March 12, 2020, the FASB issued ASU No. 2020-04, which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The temporary optional expedients and exceptions can be elected through December 31, 2022. For the quarter ended March 31, 2021, KKR has not elected to apply the temporary optional expedients and exceptions and will be reevaluating the application each quarter.
Effective on January 1, 2022 and Thereafter
Targeted improvements to the accounting for long-duration contracts

In August 2018, the FASB issued new guidance for insurance and reinsurance companies that issue long-duration contracts such as life insurance and annuities. The objective of this guidance is to improve, simplify and enhance the financial reporting of long-duration contracts by providing financial statement users with useful information in a timely and transparent manner. The primary changes include: (1) more timely recognition of assumption changes in the liability for future policy benefits and use of a current rate for the discounting of future cash flows; (2) standardization and improvement in the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts (referred to as market risk benefits); (3) simplification of the amortization of deferred acquisition costs; and (4) enhanced disclosures.

The guidance is effective for public business entities that meet the definition of a SEC filer for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. For changes related to the liability for future policy benefits and deferred acquisition costs, the new guidance requires adoption using a modified retrospective approach upon transition with an option to elect a retrospective approach. For changes related to market risk benefits, the new guidance requires a retrospective approach.

KKR intends to implement this standard to Global Atlantic's insurance business using the retrospective approach for the liability for future policy benefits, deferred acquisition costs and market risk benefits with an adoption date of January 1, 2023. Global Atlantic has completed the design and planning phase of its implementation effort and has begun detailed implementation activities. Global Atlantic continues to evaluate the impact of this guidance but anticipates that the new standard will have a material impact on the consolidated financial statements. The new guidance is expected to increase financial statement volatility primarily due to the requirement to measure market risk benefits at fair value, which is recorded in net income, except for changes in value attributable to changes in an entity’s non-performance risk, which is recorded in other comprehensive income. In addition, the new guidance is expected to have a significant impact on Global Atlantic’s systems, processes and controls.

3. ACQUISITION OF GLOBAL ATLANTIC

On July 7, 2020, indirect subsidiaries of KKR & Co. Inc., namely Magnolia Parent LLC and Magnolia Merger Sub Limited, entered into an Agreement and Plan of Merger (the “GA Merger Agreement”) with Global Atlantic Financial Group Limited ("GAFG"), Global Atlantic Financial Life Limited ("GAFLL"), LAMC LP, and Goldman Sachs & Co. LLC, solely in its capacity as the Equity Representative (as defined in the GA Merger Agreement). Pursuant to the GA Merger Agreement, at the closing of the acquisition of Global Atlantic by KKR (the "GA Acquisition"), among other things, Global Atlantic Financial Group Limited continued as the surviving entity in its merger with Magnolia Merger Sub Limited and became a direct subsidiary of Magnolia Parent LLC, which subsequently changed its name to The Global Atlantic Financial Group LLC (“TGAFG”).

On February 1, 2021 (or the “GA Acquisition Date”), the GA Acquisition was completed, and KKR acquired all of the voting interests in Global Atlantic and an economic ownership of 61.1% of Global Atlantic at closing (and which economic ownership percentage is subject to change based on certain post-closing purchase price adjustments) after taking into account GA Rollover Investors’ and GA Co-Investors’ (each as defined below) equity ownership of Global Atlantic. In addition to entering into the retirement and life insurance business through KKR's indirect ownership of Global Atlantic's insurance companies, KKR's flagship investment management company became the investment adviser for Global Atlantic’s insurance companies, which increases KKR’s presence in the insurance community. Furthermore, the transaction allows Global Atlantic to gain access to KKR’s origination and asset management capabilities.

Under the GA Merger Agreement, KKR agreed to pay former shareholders of Global Atlantic Financial Group Limited an amount in cash equal to 1.0x U.S. GAAP Shareholders’ Equity of Global Atlantic Financial Group Limited, excluding Accumulated Other Comprehensive Income and subject to certain other purchase price adjustments ("GA Book Value," determined as $4.7 billion as of February 1, 2021 for purposes of the purchase price determination). The amount of consideration payable by KKR was reduced by the amount of equity rolled over by certain former shareholders of Global Atlantic Financial Group Limited who elected to continue their equity ownership in Global Atlantic at closing ("GA Rollover Investors"). In addition, KKR syndicated equity interests in Global Atlantic to minority co-investors ("GA Co-Investors"), which also had the effect of reducing the amount of consideration payable by KKR at closing. The purchase price is as follows (in thousands):

Cash consideration paid by KKR	$2,859,252
GA Co-Investors and GA Rollover Investors	1,821,303
Total Purchase Price	$4,680,555

The purchase price paid at closing is subject to certain post-closing adjustments, which we expect will require us to pay an incremental amount less than the $150 million maximum provided under the terms of the GA Merger Agreement, which would represent an adjustment to the preliminary determination of goodwill recorded.

The GA Acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805").The purchase price has been allocated to Global Atlantic's assets acquired and liabilities assumed based on estimates of their fair values as of the GA Acquisition Date. The fair value of assets acquired and liabilities assumed represent a provisional allocation as our evaluation of facts and circumstances available as of February 1, 2021 is ongoing.

Goodwill of $451 million has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired less the amounts attributable to noncontrolling interests. Goodwill is primarily attributable to the scale, skill sets, operations, and synergies that can be achieved subsequent to the GA Acquisition. The goodwill recorded is not expected to be deductible for tax purposes and it has been allocated to the Insurance Segment.

Pursuant to Topic 805, the financial statements will not be retrospectively adjusted for any changes to the provisional values of assets acquired and liabilities assumed that occur in subsequent periods. Rather, we will recognize any adjustments as we obtain information not available as of the completion of this preliminary fair value calculation. We will also be required to record, in the same period as the financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting had been completed at the GA Acquisition Date. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the GA Acquisition Date.

The following table summarizes the provisional fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the GA Acquisition Date:

February 1, 2021
($ in thousands)
Consideration Transferred
Cash Consideration paid by KKR	$2,859,252
GA Co-Investors	975,360
GA Rollover Investors	845,943
Settlement of pre-existing relationships(1)	(60,200)
Total Consideration Transferred(2)	$4,620,355

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	$3,073,974
Restricted Cash and Cash Equivalents	284,798
Investments	99,519,110
Reinsurance Recoverable	15,753,030
Insurance Intangible Assets	1,024,520
Other Assets	3,259,222
Separate Account Assets	5,371,060
Policy Liabilities	(100,311,752)
Debt Obligations	(1,450,920)
Funds Withheld Payable at Interest	(13,800,969)
Accrued Expenses and Other Liabilities	(2,718,648)
Reinsurance Liabilities	(180,573)
Separate Account Liabilities	(5,371,060)
Total Identifiable Net Assets	4,451,792
Redeemable non-controlling interests(3)	(91,845)
Other Noncontrolling interests(3)	(190,405)
Goodwill	$450,813

(1)     Represents KKR debt obligations held by Global Atlantic at the GA Acquisition Date.
(2) At the GA Acquisition Date, the transaction was funded with a combination of (i) cash on hand by KKR, (ii) cash proceeds from syndication of the equity interests in Global Atlantic to minority co-investors and equity rolled over from certain former Global Atlantic shareholders. The equity held by GA co-investors and rollover investors are presented as noncontrolling interests in the financial statements. Acquisition of Global Atlantic, Net of Cash Acquired in the consolidated statements of cash flows represents the Total Consideration Transferred (excluding GA Rollover Investors) net of acquired Cash and Cash Equivalents and Restricted Cash and Cash Equivalents.
(3)     Represents the fair value of Noncontrolling Interests in consolidated renewable energy entities held by Global Atlantic on the GA Acquisition Date. Such interests do not represent ownership interests held by GA Rollover Investors or GA Co-Investors in Global Atlantic's equity.

KKR performed a valuation of the acquired investments, policy liabilities, VOBA, other identifiable intangibles, and funds withheld at interest payables and receivables. The following is a summary of significant inputs to the valuation:
Investments
Global Atlantic’s investment portfolio primarily consists of fixed maturity securities, mortgage and other loan receivables, and also includes equity securities, and investments in real assets, such as renewable energy and transportation assets. All of the assets included within the investment portfolio were measured and reported at their fair values on the GA Acquisition Date consistent with the valuation methodologies discussed in Note 2. As a result, the cost basis of each respective investment was reset to equal fair value on the GA Acquisition Date.
Policy liabilities
Policy liabilities were remeasured based on generally accepted actuarial methods and reported at their fair values on the GA Acquisition Date. Assumptions for future mortality, persistency, policyholder behavior, expenses, investment return and other actuarial factors were based on an evaluation of Global Atlantic’s recent experience, industry experience, and anticipated future trends. These assumptions are intended to be representative of market assumptions used by buyers and sellers in similar transactions. The approach employed to develop these projection assumptions is described below:
•Discount rates used to calculate fair value ranged from 11% to 15%, depending on product;
•Mortality and persistency assumptions are based on both Global Atlantic and general industry experience;
•Expenses were projected reflecting Global Atlantic’s unit expenses with an allocation of a portion of overhead expenses to in-force business;
•Future investment income reflects a runoff of the existing asset portfolios and reinvestment strategies based on Global Atlantic’s assumptions for asset yield, quality, and maturity. The projections are based on forward interest rates implied by the Treasury yield curve. Credit rates reflect Global Atlantic’s target spreads;
•Separate account and index account growth rates are based on long-term return expectations for different fund types and on the underlying mix of funds; and
•Statutory reserves underlying the valuation reflect Global Atlantic’s current reserving methodologies.
Value of business acquired
VOBA represents the estimated fair value of future net cash flows from in-force life and annuity insurance contracts acquired at the GA Acquisition Date.
Other identifiable intangible assets
Other identifiable intangible assets represent distribution relationships, trade names and state insurance licenses. The distribution relationships were valued using the excess earnings method, which derives value based on the present value of the cash flow attributable to the distribution relationships, less returns for contributory assets. The trade name intangible asset represents the Global Atlantic trade name, and was valued using the relief-from-royalty method giving consideration to publicly available third-party trade name royalty rates as well as expected premiums generated by the use of the trade name over its anticipated life. The state insurance licenses represent Global Atlantic’s jurisdictional insurance licenses, which include 52 insurance licenses, encompassing all 50 states, the District of Columbia, and the U.S. Virgin Islands. They were protected through registration and were valued using the market approach based on third-party market transactions from which the prices paid for state insurance licenses could be derived.
Funds withheld at interest receivables and payables
Funds withheld at interest receivables and payables were remeasured at fair value based on the fair value of assets held in the underlying portfolios supporting those receivables or payables.

The fair value and weighted average estimated useful lives of Value of Business Acquired and Other Identifiable Intangible Assets acquired in the Acquisition consist of the following (dollars in thousands):

	Fair Value	Average Useful Life
	($ in thousands)	(in years)
VOBA (included within Insurance Intangible Assets)	$1,024,520	28.6
Negative VOBA (included within Policy Liabilities)	(1,273,414)	22.2
Total VOBA	$(248,894)

Value of Distribution Agreements Acquired	$200,000	18
Trade Names	50,000	16
State Insurance Licenses	10,000	Indefinite
Total Identifiable Other Intangible Assets (included within Other Assets)	$260,000

As of the GA Acquisition Date, Global Atlantic's financial results are reflected in these financial statements. Global Atlantic's revenues and net loss of $1.4 billion and $(203.9) million, respectively, are included in the consolidated statement of operations for the three months ended March 31, 2021.

Pro- Forma Financial Information

Unaudited pro-forma financial information for the three months ended March 31, 2021 and March 31, 2020 is presented below. Pro-forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the GA Acquisition and assume the GA Acquisition occurred as of January 1, 2020. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the GA Acquisition been completed as of January 1, 2020.

	Three Months Ended
	March 31,
	2021	2020
Total Revenues	$5,077,184	$(109,906)
Net Income Attributable to KKR & Co. Inc. Common Stockholders	$1,738,106	$(1,214,078)

Amounts above reflect certain pro forma adjustments that were directly attributable to the GA Acquisition. These adjustments include the following:
•adjustment to reflect the elimination of historical amortization of Global Atlantic’s intangibles and the additional amortization of intangibles measured at fair value as of the GA Acquisition Date;
•adjustment to reflect the prospective reclassification from accumulated other comprehensive earnings of the unrealized gains on available-for-sale securities to a premium which will be amortized into income based on the expected life of the investment securities;
•adjustments to reflect the KKR pro-rata economic ownership as well as financing consummated by KKR to complete the acquisition; and
•adjustments to reflect the adoption of ASC 326 "Financial Instruments - Credit Losses" in 2020 by Global Atlantic.

Notes to Financial Statements (Continued)
4. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES - ASSET MANAGEMENT
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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$756,347	$794,318	$1,550,665	$—	$(1,282,404)	$(1,282,404)
Credit (1)	33,916	(4,509)	29,407	(40,697)	(905,607)	(946,304)
Investments of Consolidated CFEs (1)	(2,628)	128,143	125,515	(40,852)	(2,112,541)	(2,153,393)
Real Assets (1)	39,749	234,398	274,147	53,363	(851,015)	(797,652)
Equity Method - Other (1)	5,187	396,514	401,701	4,405	(445,023)	(440,618)
Other Investments (1)	(226,899)	433,080	206,181	(11,453)	(667,719)	(679,172)
Foreign Exchange Forward Contracts and Options (2)	(5,643)	15,192	9,549	83,239	331,051	414,290
Securities Sold Short (2)	50,623	50,996	101,619	14,655	21,523	36,178
Other Derivatives (2)	(30,521)	29,334	(1,187)	(226)	811	585
Debt Obligations and Other (3)	(35,750)	34,353	(1,397)	941	1,903,045	1,903,986
Net Gains (Losses) From Investment Activities	$584,381	$2,111,819	$2,696,200	$63,375	$(4,007,879)	$(3,944,504)
(1)See Note 7 "Investments."
(2)See Note 8 "Derivatives" and Note 14 "Other Assets and Accrued Expenses and Other Liabilities."
(3)See Note 16 "Debt Obligations."

Notes to Financial Statements (Continued)
5. NET INVESTMENT INCOME - INSURANCE

Net investment income for Global Atlantic is comprised primarily of interest income, including amortization of premiums and accretion of discounts, based on yields that change due to expectations in projected cash flows, dividend income from common and preferred stock, earnings from investments accounted for under equity method accounting, and lease income on other investments.

The components of net investment income were as follows:

Three Months Ended
March 31, 2021

Fixed maturity securities – interest and other income	$351,540
Mortgage and other loan receivables	122,466
Investments in transportation and other leased assets	36,743
Short-term and other investment income	5,113
Policy loans	1,847
Investments in real estate	1,084
Investments in renewable energy	796
Equity securities – dividends and other income	(484)
Income from funds withheld at interest	(16,366)
Gross investment income	502,739
Less investment expenses:
Investment management and administration	33,946
Transportation and renewable energy asset depreciation and maintenance	23,509
Interest expense on derivative collateral and repurchase agreements	503
Net investment income	$444,781

6. NET INVESTMENT (LOSSES) GAINS - INSURANCE
Net investment (losses) gains from insurance operations primarily consists out of (i) realized gains and (losses) from the disposal of investments, (ii) unrealized gains and (losses) from investments held for trading, equity securities, or with fair value remeasurements recognized in earnings as a result of the election of a fair-value option, (iii) unrealized gains and (losses) on funds withheld at interest, (iv) unrealized gains and (losses) from derivatives not designated in an hedging relationship, and (v) allowances for credit losses, and other impairments of investments.

Net investment (losses) gains were as follows:

Three Months Ended
March 31, 2021

Trading fixed maturity securities	$(355,314)
Allowance for loan losses provision	(183,641)
AFS fixed maturity securities	(45,640)
Allowance losses for AFS fixed maturity securities	(21,351)
Equity securities and other investments	(19,155)
Allowance for loan commitment losses provision	(14,610)
Derivatives	148,532
Funds withheld receivable at interest	31,238
Mortgage and other loans receivables	4,239
Net investment (losses) gains	$(455,702)

Notes to Financial Statements (Continued)
Allowance for credit losses

Available-for-sale fixed maturity securities

The table below presents a roll-forward of the allowance for credit losses recognized for available-for-sale fixed maturity securities held by Global Atlantic:

	Three Months Ended March 31, 2021
	Corporate	Structured	Total

Balance, as of beginning of period(1)	$—	$120,895	$120,895
Initial impairments for credit losses recognized on securities not previously impaired	—	27,423	27,423
Initial credit loss allowance recognized on PCD securities	—	222	222
Accretion of initial credit loss allowance on PCD securities	—	321	321
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(2,537)	(2,537)
Net additions / reductions for securities previously impaired	—	(6,072)	(6,072)
Balance, as of end of period	$—	$140,252	$140,252
(1)Includes securities designated as purchased credit deteriorated as of the time of the acquisition of Global Atlantic.

Mortgage and other loan receivables

Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended March 31, 2021
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period (1)	$58,203	$62,056	$—	$120,259
Net provision (release)	21,853	16,683	145,105	183,641
Balance, as of end of period	$80,056	$78,739	$145,105	$303,900
(1)Includes loans designated as purchased credit deteriorated as of the time of the acquisition of Global Atlantic.

Proceeds and gross gains and losses from voluntary sales

The proceeds from voluntary sales and the gross gains and losses on those sales of AFS fixed maturity securities were as follows:

Three Months Ended March 31, 2021
AFS fixed maturity securities:
Proceeds from voluntary sales	$1,903,120
Gross gains	4,776
Gross losses	(50,972)

Notes to Financial Statements (Continued)
7. INVESTMENTS
Investments consist of the following:

	March 31, 2021	December 31, 2020
Asset Management
Private Equity	$21,334,284	$20,470,123
Credit	11,692,746	11,203,905
Investments of Consolidated CFEs	19,163,155	17,706,976
Real Assets	7,107,290	6,096,618
Equity Method - Other	4,747,822	4,471,441
Equity Method - Capital Allocation-Based Income	9,078,783	6,460,430
Other Investments	3,032,149	2,865,222
Investments - Asset Management	$76,156,229	$69,274,715

Insurance
Fixed maturity securities, available-for-sale, at fair value(1)	$60,263,115	$—
Mortgage and other loan receivables	16,808,024	—
Fixed maturity securities, trading, at fair value(1)	10,627,755	—
Other investments	6,530,279	—
Funds withheld receivable at interest	3,094,837	—
Policy loans	831,459	—
Equity securities at fair value	115,577	—
Investments - Insurance	$98,271,046	$—

Total Investments	$174,427,275	$69,274,715

(1) Amortized cost, net of credit loss allowances, of $62.1 billion and $10.9 billion, for available-for-sale and trading fixed maturity securities, respectively.

As of March 31, 2021 and December 31, 2020, there were no investments which represented greater than 5% of total investments.

For certain disclosures a comparison to prior period is not provided when the amounts relate to investments held by Global Atlantic, which was acquired by KKR on February 1, 2021.

Notes to Financial Statements (Continued)
Fixed maturity securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or amortized cost	Allowance for Credit Losses (2)	Gross unrealized		Fair value
As of March 31, 2021			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$1,347,935	$—	$64	$(20,308)	$1,327,691
U.S. state, municipal and political subdivisions	4,818,330	—	4,038	(233,723)	4,588,645
Corporate	35,534,168	—	40,207	(1,619,680)	33,954,695
RMBS	8,607,008	(118,290)	73,322	(53,570)	8,508,470
CBOs	3,350,520	(12,818)	3,244	(9,852)	3,331,094
CMBS	3,372,554	(561)	5,778	(50,781)	3,326,990
CLOs	2,528,002	(1,738)	6,294	(3,630)	2,528,928
All other structured securities(1)	2,680,900	(6,845)	37,544	(14,997)	2,696,602
Total AFS fixed maturity securities	$62,239,417	$(140,252)	$170,491	$(2,006,541)	$60,263,115

(1)     Includes primarily asset-backed securities ("ABS").
(2)     Represents the cumulative amount of credit impairments that have been recognized in the consolidated statement of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or Global Atlantic may have the right to put or sell the obligations back to the issuers.

The maturity distribution for AFS fixed maturity securities is as follows:

As of March 31, 2021	Cost or amortized cost (net of allowance)	Fair value
Due in one year or less	$322,548	$321,244
Due after one year through five years	6,647,278	6,595,710
Due after five years through ten years	9,883,484	9,636,001
Due after ten years	24,847,123	23,318,076
Subtotal	41,700,433	39,871,031
RMBS	8,488,718	8,508,470
CBOs	3,337,702	3,331,094
CMBS	3,371,993	3,326,990
CLOs	2,526,264	2,528,928
All other structured securities	2,674,055	2,696,602
Total AFS fixed maturity securities	$62,099,165	$60,263,115

Purchased credit deteriorated securities

Certain securities purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These securities are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD securities is below:

Notes to Financial Statements (Continued)

March 31, 2021
Purchase price of PCD securities acquired during the current period	$1,591,176
Allowance for credit losses at acquisition	121,117
Discount (premium) attributable to other factors	277,480
Par value	$1,989,773

Securities in a continuous unrealized loss position

The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of March 31, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$1,300,371	$(20,308)	$—	$—	$1,300,371	$(20,308)
U.S. state, municipal and political subdivisions	4,393,429	(233,723)	—	—	4,393,429	(233,723)
Corporate	31,609,240	(1,619,680)	—	—	31,609,240	(1,619,680)
RMBS	2,476,369	(53,570)	—	—	2,476,369	(53,570)
CMBS	2,695,782	(50,781)	—	—	2,695,782	(50,781)
CLOs	1,127,040	(3,630)	—	—	1,127,040	(3,630)
CBOs	2,298,426	(9,852)	—	—	2,298,426	(9,852)
All other structured securities	1,232,009	(14,997)	—	—	1,232,009	(14,997)
Total AFS fixed maturity securities in a continuous loss position	$47,132,666	$(2,006,541)	$—	$—	$47,132,666	$(2,006,541)

Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $33.5 million as of March 31, 2021. The single largest unrealized loss on AFS fixed maturity securities was $12.3 million as of March 31, 2021. Global Atlantic had 4,499 securities in an unrealized loss position as of March 31, 2021.

Mortgage and other loan receivables

Mortgage and other loan receivables consist of the following:

As of
March 31, 2021
Commercial mortgage loans(1)	$7,824,769
Residential mortgage loans(1)	4,838,764
Consumer loans	3,667,846
Other loan receivables(1)(2)(3)	780,545
Total mortgage and other loan receivables	17,111,924
Allowance for credit losses	(303,900)
Total mortgage and other loan receivables, net of allowance for loan losses	$16,808,024

(1)     Includes $607.5 million of loans carried at fair value using the fair value option as of March 31, 2021. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $599.0 million as of March 31, 2021.
(2)     As of March 31, 2021, other loan receivables consisted primarily of renewable energy development loans of $724.5 million.
(3)     Includes $575.6 million of related party loans carried at fair value using the fair value option as of March 31, 2021. These loans had unpaid principal balances of $575.9 million as of March 31, 2021.

Notes to Financial Statements (Continued)
The maturity distribution by contractual maturity for residential and commercial mortgage loans was as follows as of March 31, 2021:

Years	Residential	Commercial	Total mortgage loans
Remainder of 2021	$206,369	$679,876	$886,245
2022	306,111	871,324	1,177,435
2023	390,673	1,045,921	1,436,594
2024	256,919	1,090,084	1,347,003
2025	17,759	372,484	390,243
2026	356,746	941,273	1,298,019
2027 and thereafter	3,304,187	2,823,807	6,127,994
Total	$4,838,764	$7,824,769	$12,663,533

Actual maturities could differ from contractual maturities, because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.

The mortgage loan portfolio is diversified by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage loans - carrying value by geographic region as of March 31,	2021
Pacific	$3,402,898
West South Central	2,266,001
South Atlantic	1,918,774
Middle Atlantic	1,382,565
East North Central	394,052
Mountain	629,604
New England	619,592
East South Central	585,943
West North Central	215,585
Other regions	1,248,519
Total by geographic region	$12,663,533

Mortgage loans - carrying value by property type as of March 31,	2021
Residential	$4,859,931
Office building	2,742,478
Apartment	1,846,722
Industrial	1,584,127
Retail	794,029
Other property types	692,936
Warehouse	143,310
Total by property type	$12,663,533

As of March 31, 2021, Global Atlantic had $241.3 million of mortgage loans that were 90 days or more past due or in the process of foreclosure. Global Atlantic ceases accrual of interest on loans that are more than 90 days past due and recognizes income as cash is received. As of March 31, 2021, there were $178.4 million of mortgage loans that were non-income producing.

As of March 31, 2021, 5% of residential mortgage loans and less than 1% of consumer loans have been granted forbearance due to COVID-19. This forbearance, which generally involves a 3-month period in which payments are not required (though must subsequently be made up), is not considered to result in troubled debt restructurings for the three months ended March 31, 2021. Interest continues to accrue on loans in temporary forbearance.

Notes to Financial Statements (Continued)
As of March 31, 2021, Global Atlantic had $6.7 million of consumer loans that were delinquent by more than 120 days or in default.

Purchased credit deteriorated loans

Certain residential mortgage loans purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These loans are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD loans is below:

March 31, 2021
Purchase price of PCD loans acquired during the current period	$3,694,867
Allowance for credit losses at acquisition	120,259
Discount (premium) attributable to other factors	(146,694)
Par value	$3,668,432

Credit quality indicators

Mortgage and loan receivable performance status

The following table represents the portfolio of mortgage and loan receivables by origination year and performance status:

	March 31,
Performance status	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgage loans
Current	$471,616	$1,157,366	$2,115,463	$1,475,096	$838,964	$1,766,264	$7,824,769
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	471,616	1,157,366	2,115,463	1,475,096	838,964	1,766,264	7,824,769
Residential mortgage loans
Current	30,542	1,326,352	742,234	426,154	45,788	1,841,103	4,412,173
30 to 59 days past due	—	8,928	10,610	512	—	117,416	137,466
60 to 89 days past due	—	1,697	4,318	971	36	40,791	47,813
Over 90 days past due	—	13,706	17,701	1,662	—	208,243	241,312
Total residential mortgage loans	30,542	1,350,683	774,863	429,299	45,824	2,207,553	4,838,764
Total mortgage loans	$502,158	$2,508,049	$2,890,326	$1,904,395	$884,788	$3,973,817	$12,663,533

The following table represents the portfolio of consumer loan receivables by performance status:

Performance status	March 31, 2021
Consumer loans
Current	$3,633,368
30 to 59 days past due	17,606
60 to 89 days past due	9,536
Over 90 days past due	7,336
Total consumer loans	$3,667,846

Notes to Financial Statements (Continued)
Loan-to-value ratio on mortgage loans

The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes the loan-to-value ratios for commercial mortgage loans as of March 31, 2021:

Loan-to-value as of March 31, 2021, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2021	$471,616	$—	$—	$471,616
2020	874,212	246,106	37,048	1,157,366
2019	1,913,929	201,534	—	2,115,463
2018	1,178,386	296,710	—	1,475,096
2017	764,668	74,296	—	838,964
2016	380,561	12,210	—	392,771
Prior	1,373,493	—	—	1,373,493
Total commercial mortgage loans	$6,956,865	$830,856	$37,048	$7,824,769

Changing economic conditions affect the valuation of commercial mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that Global Atlantic performs for monitored loans and may contribute to the establishment of (or increase or decrease in) a commercial mortgage loan valuation allowance for credit losses. In addition, Global Atlantic continuously monitors its commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have exposure to specific geographic events, or have deteriorating credit.

The weighted average loan-to-value ratio for the residential mortgage loans was 73% as of March 31, 2021.

Other investments

Other investments consist of the following:

As of March 31, 2021
Investments in renewable energy (1)(2)	$3,419,467
Investments in transportation and other leased assets (3)	2,184,283
Other investment partnerships	365,428
Investments in real estate	423,557
FHLB common stock and other investments	137,544
Total other investments	$6,530,279

(1)     Net of accumulated depreciation attributed to consolidated renewable energy assets of $99.9 million as of March 31, 2021.
(2)     Includes an equity investment in a related party, Origis USA, LLC, of $48.1 million carried at fair value using the fair value option as of March 31, 2021.
(3)     Net of accumulated depreciation of $17.1 million as of March 31, 2021.

The total amount of other investments accounted for using the equity method of accounting was $1.4 billion as of March 31, 2021. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $26.1 million as of March 31, 2021.

In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $165.5 million as of March 31, 2021.

Funding agreements

Certain Global Atlantic subsidiaries are members of regional banks in the FHLB system. These subsidiaries have also entered into funding agreements with their respective FHLB. The funding agreements are issued in exchange for cash. The funding agreements require that Global Atlantic pledge eligible assets, such as commercial mortgage loans, as collateral. With respect to certain classes of eligible assets, the FHLB holds the pledged eligible assets in custody at the respective FHLB. The

Notes to Financial Statements (Continued)
liabilities for the funding agreements are included in policy liabilities in the consolidated statements of financial condition. Information related to the FHLB investment and funding agreements as of March 31, 2021 is as follows:

As of March 31, 2021	Investment in common stock	Funding agreements issued to FHLB member banks	Collateral
FHLB Indianapolis	$74,790	$1,593,207	$2,599,779
FHLB Des Moines	24,600	615,424	978,364
FHLB Boston	10,000	313,347	543,700
Total	$109,390	$2,521,978	$4,121,843

In addition, in January 2021, Global Atlantic launched an inaugural funding-agreement backed note ("FABN") program, through which GA Global Funding Trust, a special purpose, unaffiliated statutory trust, was established to offer its senior secured medium-term notes. Net proceeds from each sale of the aforementioned notes are used to purchase one or more funding agreements from Forethought Life Insurance Company, a Global Atlantic insurance company subsidiary. As of March 31, 2021, Global Atlantic had $650 million of such funding agreements outstanding, with $9.35 billion of remaining capacity.

Repurchase agreement transactions

As of March 31, 2021, Global Atlantic participated in third-party repurchase agreements with a notional value of $300.7 million. As collateral for these transactions, as of March 31, 2021, Global Atlantic posted fixed maturity securities with a fair value and amortized cost of $316.7 million and $319.2 million, respectively, which are included in Insurance - Investments in the consolidated statements of financial condition.

The gross obligation for repurchase agreements is reported in Other Liabilities in the consolidated statements of financial condition. The gross obligations by class of collateral pledged for repurchase agreements accounted for as secured borrowings as of March 31, 2021 is presented in the following table:

As of March 31, 2021	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Corporate Securities	$—	$—	$159,343	$157,316	$316,659
Total borrowing	$—	$—	$159,343	$157,316	$316,659

Other

As of March 31, 2021, the cost or amortized cost and fair value of the assets on deposit with various state and governmental authorities were $184.5 million and $174.6 million.

Notes to Financial Statements (Continued)
8. DERIVATIVES

Asset Management

As discussed in Note 2 "Summary of Significant Accounting Policies", KKR and certain of its consolidated funds have entered into derivative transactions as part of their overall risk management for the asset management business and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include forward, swap and option contracts related to foreign currencies and interest rates to manage foreign exchange risk and interest rate risk arising from certain assets and liabilities. All derivatives are recognized in Other Assets or Accrued Expenses and Other Liabilities and are presented on a gross basis in the consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. KKR's derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. KKR attempts to reduce this risk by limiting its counterparties to major financial institutions with strong credit ratings.

Insurance

Global Atlantic holds derivative instruments that are primarily used in its hedge program. Global Atlantic has established a hedge program that seeks to mitigate economic impacts primarily from interest rate and equity price movements, while taking into consideration accounting and capital impacts.

For exchange traded derivatives, Global Atlantic offsets asset and liability positions in similar instruments executed with the same clearing member and the same clearing house where there is legal right of setoff. In addition, these exchange traded derivatives have daily settlement of margin.

The restricted cash which was held in connection with open derivative transactions with exchange brokers was $249.6 million as of March 31, 2021.

Derivatives designated as accounting hedges

Where Global Atlantic has derivative instruments that are designated and qualify as accounting hedges, these derivative instruments receive hedge accounting.

Global Atlantic has designated an interest rate swap to hedge the interest rate risk associated with the 2029 Senior Notes in a fair value hedge. The 2029 Senior Notes are reported in debt in the consolidated statements of financial condition and are hedged through their maturity in October 2029. This hedge qualifies for the shortcut method of assessing hedge effectiveness. As of March 31, 2021, the carrying amount of the hedged 2029 Senior Notes was $473.6 million, which reflects a fair value hedge adjustment of $(26.4) million. A loss of $26.4 million was recognized in interest expense in the consolidated statements of operations, due to changes in the fair value of the swap for the three months ended March 31, 2021, fully offsetting the fair value change in the hedged 2029 Senior Notes.

Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with its FHLB funding agreement liabilities in a fair value hedge. The FHLB funding agreement liabilities are reported in policy liabilities in the consolidated statement of financial condition and are hedged through their maturities that range from 2023 to 2025. This hedge qualifies for the shortcut method of assessing hedge effectiveness. As of March 31, 2021, the carrying amount of the hedged FHLB loan liabilities was $1.1 billion, which reflects a fair value hedge adjustment of $(5.3) million. A gain due to changes in the fair value of the swaps of $5.3 million was recognized in policy benefits and claims in the consolidated statements of operations for the three months ended March 31, 2021, fully offsetting the fair value change in the hedged FHLB funding agreement liabilities.

In February and March 2021, Global Atlantic designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS debt securities in a cash flow hedge. Regression analysis is used to assess the effectiveness of this hedge. As of March 31, 2021, there was a cumulative loss of $16.8 million on the bond forwards recorded in accumulated other comprehensive (loss) income. Amounts deferred in accumulated other comprehensive (loss) income are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method. These arrangements are hedging purchases from January 2022 through January 2027 and are expected to affect earnings until 2051. There were no securities purchased for the three months ended March 31, 2021. Global Atlantic estimates that the amount of gains/losses in accumulated other comprehensive (loss) income to be reclassified into earnings in the next 12 months will not be material.

Notes to Financial Statements (Continued)

Global Atlantic designates foreign exchange forward purchase contracts ("FX forwards") on a rolling basis to hedge the foreign currency risk associated with foreign currency-denominated bonds in fair value hedges. These foreign currency-denominated bonds are accounted for as available-for-sale fixed-maturity securities. The changes in the fair value of the available-for-sale foreign currency-denominated bonds due to changes in the spot exchange rate on their book values are recorded in earnings, along with the entire change in the fair value of the FX forwards. These hedges qualify for the critical terms match method of assessing hedge effectiveness. The changes in the fair value of the FX forwards was $2.8 million, which was recognized in net investment gains (losses) for the three months ended March 31, 2021, fully offsetting the fair value changes in the hedged available-for-sale bonds.

The fair value and notional value of the derivative assets and liabilities were as follows:

As of March 31, 2021	Notional value	Derivative assets	Derivative liabilities
Asset Management
Foreign Exchange Contracts and Options	$10,383,943	$244,809	$529,962
Other Derivatives	707,775	3,401	94,132
Total Asset Management		248,210	624,094

Insurance
Equity market contracts	$25,649,611	$1,017,593	$151,329
Interest rate contracts	8,336,485	87,669	215,959
Foreign currency contracts	402,233	6,801	2,753
Credit risk contracts	60,000	—	1,669
Impact of netting (1)		(168,931)	(168,919)
Fair value included within derivative assets and derivative liabilities		943,132	202,791
Embedded derivative – indexed universal life products		—	434,242
Embedded derivative – annuity products		—	984,910
Fair value included within policy liabilities		—	1,419,152
Embedded derivative – funds withheld at interest		55,883	(313,230)
Total Insurance		999,015	1,308,713

Fair value included within total assets and liabilities		$1,247,225	$1,932,807

(1)     Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2020	Notional value	Derivative assets	Derivative liabilities
Asset Management
Foreign Exchange Contracts and Options	$9,837,178	$250,398	$551,728
Other Derivatives	802,988	7,839	126,950
Total Asset Management		258,237	678,678

Fair value included within total assets and liabilities		$258,237	$678,678

Notes to Financial Statements (Continued)
The amounts of derivative gains and losses recognized are reported in the consolidated statements of operations as follows:

Derivative contracts not designated as hedges	Three Months Ended March 31,
	2021	2020
Asset Management
Net Gains (Losses) from Investment Activities:
Foreign Exchange Contracts and Options	$9,549	$414,290
Other Derivatives	(1,187)	585
Total included in Net Gains (Losses) from Investment Activities	$8,362	$414,875
Insurance
Net investment gains (losses):
Embedded derivatives	$369,113	$—
Equity index options	104,021	—
Equity future contracts	(69,583)	—
Interest rate contracts	(266,731)	—
Credit risk contracts	(36)	—
Other	9,938	—
Total included in net investment gains (losses)	$146,722	$—

Derivative contracts designated as hedges	Three Months Ended March 31,
	2021	2020
Insurance
Revenues:
Foreign currency forwards	$1,810	$—
Total included in net investment gains (losses)	$1,810	$—
Policy benefits and claims:
Interest rate swap	$(8,403)	$—
Total included in policy benefits and claims	$(8,403)	$—
Interest expense:
Interest rate swap	$(24,776)	$—
Total included in interest expense	$(24,776)	$—

The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of March 31, 2021	Gross amount recognized	Gross amounts offset in the statement of financial position(1)	Net amounts presented in the statement of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,112,063	$(168,931)	$943,132	$(804,042)	$139,090
Derivative liabilities (excluding embedded derivatives)	$371,710	$(168,919)	$202,791	$—	$202,791
(1) Represents netting of derivative exposures covered by qualifying master netting agreements.

Notes to Financial Statements (Continued)
9. FAIR VALUE MEASUREMENTS
The following tables summarize the valuation of assets and liabilities measured and reported at fair value by the fair value hierarchy. Investments classified as Equity Method - Other, for which the fair value option has not been elected, and Equity Method - Capital Allocation-Based Income have been excluded from the tables below.
Assets, at fair value:

	March 31, 2021
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$2,224,510	$2,045,965	$17,063,809		$21,334,284
Credit	—	2,306,865	9,385,881		11,692,746
Investments of Consolidated CFEs	—	19,163,155	—		19,163,155
Real Assets	—	228,073	6,879,217		7,107,290
Equity Method - Other	534,811	40,612	1,041,780		1,617,203
Other Investments	440,791	117,993	2,473,365		3,032,149
Total Investments	3,200,112	23,902,663	36,844,052		63,946,827
Foreign Exchange Contracts and Options	—	244,809	—		244,809
Other Derivatives	—	—	3,401	(1)	3,401
Total Assets at Fair Value - Asset Management	$3,200,112	$24,147,472	$36,847,453		$64,195,037
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$1,251,930	$75,761	$—		$1,327,691
U.S. state, municipal and political subdivisions	—	4,588,645	—		4,588,645
Corporate	—	30,215,165	3,739,530		33,954,695
Structured securities	—	20,198,978	193,106		20,392,084
Total AFS fixed maturity securities	1,251,930	55,078,549	3,932,636		60,263,115
Trading fixed maturity securities:
U.S. government and agencies	159,557	78,237	—		237,794
U..S. state, municipal and political subdivisions	—	694,926	—		694,926
Corporate	—	7,475,680	726,078		8,201,758
Structured securities	—	1,470,744	22,533		1,493,277
Total trading fixed maturity securities	159,557	9,719,587	748,611		10,627,755
Equity securities	45,592	—	69,985		115,577
Mortgage and other loan receivables(2)	—	—	1,183,074		1,183,074
Other investments(3)	—	—	444,882		444,882
Funds withheld receivable at interest	—	—	55,883		55,883
Reinsurance recoverable	—	—	1,317,962		1,317,962
Derivative assets:
Equity market contracts	65,730	951,863	—		1,017,593
Interest rate contracts	14,772	72,897	—		87,669
Foreign currency contracts	—	6,801	—		6,801
Impact of netting(4)	(31,433)	(137,498)	—		(168,931)
Total derivative assets	49,069	894,063	—		943,132
Separate account assets	5,470,087	—	—		5,470,087
Total Assets at Fair Value - Insurance	$6,976,235	$65,692,199	$7,753,033		$80,421,467
Total Assets at Fair Value	$10,176,347	$89,839,671	$44,600,486		$144,616,504

Notes to Financial Statements (Continued)

	December 31, 2020
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$2,758,396	$2,476,823	$15,234,904		$20,470,123
Credit	—	2,031,057	9,172,848		11,203,905
Investments of Consolidated CFEs	—	17,706,976	—		17,706,976
Real Assets	—	172,043	5,924,575		6,096,618
Equity Method - Other	485,988	7,254	1,014,378		1,507,620
Other Investments	434,481	88,760	2,341,981		2,865,222
Total Investments	3,678,865	22,482,913	33,688,686		59,850,464

Foreign Exchange Contracts and Options	—	250,398	—		250,398
Other Derivatives	442	729	6,668	(1)	7,839
Total Assets at Fair Value - Asset Management	$3,679,307	$22,734,040	$33,695,354		$60,108,701

Total Assets at Fair Value	$3,679,307	$22,734,040	$33,695,354		$60,108,701

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
(2)Includes related party balance of $575.6 million in Level 3 for mortgage and other loan receivables.
(3)Other investments excluded from the fair value hierarchy include certain real estate and private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of March 31, 2021, the fair value of these investments was $113.5 million.
(4)Represents netting of derivative exposures covered by qualifying master netting agreements.

Notes to Financial Statements (Continued)

Liabilities, at fair value:

	March 31, 2021
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$243,524	$—	$—		$243,524
Foreign Exchange Contracts and Options	—	529,962	—		529,962
Unfunded Revolver Commitments	—	—	35,637	(1)	35,637
Other Derivatives	—	94,132	—		94,132
Debt Obligations of Consolidated CFEs	—	18,640,854	—		18,640,854
Total Liabilities at Fair Value - Asset Management	$243,524	$19,264,948	$35,637		$19,544,109

Insurance
Policy liabilities	$—	$—	$565,642		$565,642
Closed block policy liabilities	—	—	1,366,879		1,366,879
Funds withheld payable at interest	—	—	(313,230)		(313,230)
Derivative instruments payable:
Equity market contracts	17,100	134,229	—		151,329
Interest rate contracts	51,086	164,873	—		215,959
Foreign currency contracts	—	2,753	—		2,753
Credit contracts	—	1,669	—		1,669
Impact of netting(2)	(31,433)	(137,486)	—		(168,919)
Total derivative instruments payable	36,753	166,038	—		202,791
Embedded derivative – indexed universal life products	—	—	434,242		434,242
Embedded derivative – annuity products	—	—	984,910		984,910
Total Liabilities at Fair Value - Insurance	$36,753	$166,038	$3,038,443		$3,241,234

Total Liabilities at Fair Value	$280,277	$19,430,986	$3,074,080		$22,785,343

	December 31, 2020
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$281,826	$—	$—		$281,826
Foreign Exchange Contracts and Options	—	551,728	—		551,728
Unfunded Revolver Commitments	—	—	46,340	(1)	46,340
Other Derivatives	76,930	50,020	—		126,950
Debt Obligations of Consolidated CFEs	—	17,372,740	—		17,372,740
Total Liabilities at Fair Value - Asset Management	$358,756	$17,974,488	$46,340		$18,379,584

Total Liabilities at Fair Value	$358,756	$17,974,488	$46,340		$18,379,584
(1)These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreement.

Notes to Financial Statements (Continued)
The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2021 and 2020, respectively except for financial instruments held by Global Atlantic and acquired by KKR on the GA Acquisition Date which represents activity for the two months beginning February 1, 2021. The format of the tables has been modified to include the insurance assets and liabilities and, as such, the prior period presentation has been modified accordingly.

	Three Months Ended March 31, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$15,234,904	$—	$—	$—	$130,309	$1,698,596	$—	$17,063,809	$1,622,804	$—
Credit	9,172,848	(1,021)	86,135	—	92,140	33,640	2,139	9,385,881	61,774	2,139
Real Assets	5,924,575	—	—	—	696,345	258,297	—	6,879,217	231,898	—
Equity Method - Other	1,014,378	—	—	—	(153,840)	181,242	—	1,041,780	180,258	—
Other Investments	2,341,981	(2,879)	—	(105,644)	63,054	176,853	—	2,473,365	214,879	—
Other Derivatives	6,668	—	—	—	3,574	(6,841)	—	3,401	(6,841)	—
Total Assets - Asset Management	33,695,354	(3,900)	86,135	(105,644)	831,582	2,341,787	2,139	36,847,453	2,304,772	2,139

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	3,519,368	—	—	—	244,578	—	(24,416)	3,739,530	—	(22,210)
Structured securities	197,983	—	—	—	(1,692)	—	(3,185)	193,106	—	474
Total AFS fixed maturity securities	3,717,351	—	—	—	242,886	—	(27,601)	3,932,636	—	(21,736)
Trading fixed maturity securities:
Corporate fixed maturity securities	674,380	—	—	—	55,699	(4,001)	—	726,078	(3,600)	—
Structured securities	14,661	—	—	—	8,055	(183)	—	22,533	(222)	—
Total trading fixed maturity securities	689,041	—	—	—	63,754	(4,184)	—	748,611	(3,822)	—
Equity securities	66,660	—	—	—	—	3,325	—	69,985	3,325	—
Mortgage and other loan receivables	929,855	—	—	—	247,719	5,500	—	1,183,074	6,322	—
Other investments	443,824	—	—	—	—	1,058	—	444,882	6,092	—
Funds withheld receivable at interest	—	—	—	—	334	55,549	—	55,883	—	—
Reinsurance recoverable	—	—	—	—	—	1,317,962	—	1,317,962	—	—
Total Assets - Insurance	5,846,731	—	—	—	554,693	1,379,210	(27,601)	7,753,033	11,917	(21,736)

Total	$39,542,085	$(3,900)	$86,135	$(105,644)	$1,386,275	$3,720,997	$(25,462)	$44,600,486	$2,316,689	$(19,597)

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2020
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$9,871,682	$—	$—	$—	$114,099	$(636,333)	$—	$9,349,448	$(636,333)
Credit	9,217,759	—	—	—	567,020	(757,783)	(22,031)	9,004,965	(750,837)
Real Assets	3,567,944	—	—	—	(42,301)	(797,652)	—	2,727,991	(844,905)
Equity Method - Other	1,656,045	—	—	—	2,098	(305,797)	—	1,352,346	(305,797)
Other Investments	2,154,755	—	—	—	60,442	(537,580)	—	1,677,617	(528,523)
Other Derivatives	21,806	—	—	—	(1,360)	23,922	—	44,368	24,438
Total Assets - Asset Management	$26,489,991	$—	$—	$—	$699,998	$(3,011,223)	$(22,031)	$24,156,735	$(3,041,957)

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2021					Three Months Ended March 31, 2020
	Purchases	Issuances	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements	Purchases	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements
Assets
Asset Management
Private Equity	$221,344	$—	$(91,035)	$—	$130,309	$114,099	$—	$—	$114,099
Credit	1,120,791	—	(1,028,651)	—	92,140	1,227,138	(620,645)	(39,473)	567,020
Real Assets	924,320	—	(227,975)	—	696,345	168,640	(210,941)	—	(42,301)
Equity Method - Other	144	—	(153,984)	—	(153,840)	2,098	—	—	2,098
Other Investments	89,502	—	(26,448)	—	63,054	87,224	(26,782)	—	60,442
Other Derivatives	3,574	—	—	—	3,574	—	(1,360)	—	(1,360)
Total Assets - Asset Management	2,359,675	—	(1,528,093)	—	831,582	1,599,199	(859,728)	(39,473)	699,998

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$287,638	—	$(3,299)	$(39,761)	244,578	—	—	—	—
Structured securities	10	—	—	(1,702)	(1,692)	—	—	—	—
Total AFS fixed maturity securities	287,648	—	(3,299)	(41,463)	242,886	—	—	—	—
Trading fixed maturity securities:
Corporate fixed maturity securities	57,451	—	—	(1,752)	55,699	—	—	—	—
Structured securities	8,110	—	—	(55)	8,055	—	—	—	—
Total trading fixed maturity securities	65,561	—	—	(1,807)	63,754	—	—	—	—
Mortgage and other loan receivables	254,995	—	(5,076)	(2,200)	247,719	—	—	—	—
Funds withheld receivable at interest	—	334	—	—	334	—	—	—	—
Total Assets - Insurance	608,204	334	(8,375)	(45,470)	554,693	—	—	—	—

Total	$2,967,879	$334	$(1,536,468)	$(45,470)	$1,386,275	$1,599,199	$(859,728)	$(39,473)	$699,998

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$46,340	$—	$—	$—	$1,167	$(11,870)	$—	$35,637	$(11,870)
Total Liabilities - Asset Management	46,340	—	—	—	1,167	(11,870)	—	35,637	(11,870)

Insurance
Policy liabilities	$637,800	$—	$—	$—	$—	$(72,158)	$—	$565,642	$—
Closed block policy liabilities	1,395,746	—	—	—	—	(25,982)	(2,885)	1,366,879	—
Funds withheld payable at interest	59,230	—	—	—	—	(372,460)	—	(313,230)	—
Embedded derivative – indexed universal life products	386,746	—	—	—	(931)	48,427	—	434,242	—
Embedded derivative – annuity products	1,024,601	—	—	—	44,809	(84,500)	—	984,910	—
Total Liabilities - Insurance	3,504,123	—	—	—	43,878	(506,673)	(2,885)	3,038,443	—

Total	$3,550,463	$—	$—	$—	$45,045	$(518,543)	$(2,885)	$3,074,080	$(11,870)

	Three Months Ended March 31, 2020
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$75,842	$—	$—	$—	$(2,464)	$(2,781)	$—	$70,597	$(2,781)
Total Liabilities - Asset Management	$75,842	$—	$—	$—	$(2,464)	$(2,781)	$—	$70,597	$(2,781)

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Issuances	Settlements	Net settlements/Issuances	Issuances	Settlements	Net settlements/Issuances
Liabilities
Asset Management
Unfunded Revolver Commitments	$1,167	$—	$1,167	$—	$(2,464)	$(2,464)
Total Liabilities - Asset Management	1,167	—	1,167	—	(2,464)	(2,464)

Insurance
Embedded derivative – indexed universal life products	5,607	(6,538)	(931)	—	—	—
Embedded derivative – annuity products	44,809	—	44,809	—	—	—
Total Liabilities - Insurance	50,416	(6,538)	43,878	—	—	—

Total	$51,583	$(6,538)	$45,045	$—	$(2,464)	$(2,464)

Notes to Financial Statements (Continued)
Total realized and unrealized gains and losses recorded for Asset Management - Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations while Insurance - Level III assets and liabilities are reported in Net Investment Gains and Policy Benefits and Claims in the accompanying consolidated statements of operations.
The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of March 31, 2021. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

Level III Assets	Fair Value March 31, 2021	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Private Equity	$17,063,809

Private Equity	$14,016,147	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	7.3%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	31.1%	0.0% - 50.0%	(4)
			Weight Ascribed to Discounted Cash Flow	68.0%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	0.9%	0.0% - 75.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	16.4x	8.8x - 29.3x	Increase
			Enterprise Value/Forward EBITDA Multiple	15.0x	8.3x - 20.1x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9.2%	4.4% - 17.6%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	13.0x	6.0x - 18.0x	Increase

Growth Equity	$3,047,662	Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	12.5%	10.0% - 45.0%	Decrease
			Weight Ascribed to Market Comparables	20.0%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	0.2%	0.0% - 50.0%	(5)
			Weight Ascribed to Milestones	79.8%	0.0% - 100.0%	(6)
		Scenario Weighting	Base	70.9%	50.0% - 80.0%	Increase
			Downside	9.6%	0.0% - 25.0%	Decrease
			Upside	19.5%	0.0% - 35.0%	Increase

Credit	$9,385,881	Yield Analysis	Yield	5.6%	4.3% - 18.1%	Decrease
			Net Leverage	5.2x	0.2x - 22.0x	Decrease
			EBITDA Multiple	10.8x	0.8x - 30.0x	Increase

Real Assets	$6,879,217

Energy	$2,293,765	Inputs to market comparables and discounted cash flow	Weight Ascribed to Market Comparables	46.6%	0.0% - 50.0%	(4)
			Weight Ascribed to Discounted Cash Flow	53.4%	50.0% - 100.0%	(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	7.7x	7.4x - 7.8x	Increase
			Enterprise Value/Forward EBITDA Multiple	6.2x	6.0x - 9.0x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	11.4%	10.4% - 14.3%	Decrease
			Average Price Per BOE (8)	$37.05	$34.56 - $39.43	Increase

Infrastructure	$1,305,548	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.7%	5.0% - 10.0%	Decrease
			Weight Ascribed to Market Comparables	4.0%	0.0% - 25.0%	(4)
			Weight Ascribed to Discounted Cash Flow	20.0%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	76.0%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/Forward EBITDA Multiple	10.5x	10.5x - 10.5x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	7.7%	6.6% - 8.3%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10.0x	10.0x - 10.0x	Increase

Real Estate	$3,279,904	Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	15.6%	0.0% - 100.0%	(7)
			Weight Ascribed to Discounted Cash Flow	70.4%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	14.0%	0.0% - 100.0%	(6)
		Direct income capitalization	Current Capitalization Rate	5.6%	3.8% - 7.9%	Decrease
		Discounted cash flow	Unlevered Discount Rate	6.6%	5.2% - 18.0%	Decrease

Notes to Financial Statements (Continued)

Level III Assets	Fair Value March 31, 2021		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Equity Method - Other	$1,041,780		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.5%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	35.4%	0.0% - 60.0%	(4)
				Weight Ascribed to Discounted Cash Flow	29.2%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	35.4%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.5x	7.4x - 23.7x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.7x	6.0x - 21.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.2%	6.2% - 18.1%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.9x	6.0x - 15.0x	Increase

Other Investments	$2,473,365	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.2%	5.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	29.7%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	41.1%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	29.2%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.4x	1.5x - 30.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.5x	1.3x - 27.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	13.6%	7.6% - 25.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.2x	5.0x - 11.0x	Increase

INSURANCE

Corporate fixed maturity securities	$1,824,106		Discounted cash flow	Discount Spread	2.16%	0.04% - 4.97%	Decrease

Structured securities	$175,626		Discounted cash flow	Discount Spread	2.63%	2.20% - 5.90%	Decrease
				Constant Prepayment Rate	7.43%	5.00% - 15.00%	Increase/Decrease
				Constant Default Rate	1.15%	1.00% - 2.50%	Decrease
				Loss Severity		100%	Decrease

Equity securities	$48,072		Discounted cash flow	Yield		17.50%	Decrease

Other investments	$423,279		Direct capitalization	Current Capitalization Rate	5.52%	5.27% - 5.77%	Increase
				Vacancy rate		5.00%	Decrease

Funds withheld receivable at interest	$55,883		Discounted cash flow	Duration/Weighted Average Life	10.14 years	0.0 years - 22.3 years	Increase
				Contractholder Persistency	6.38%	3.70% - 16.50%	Increase
				Nonperformance Risk		0.40% - 1.14%	Decrease

Reinsurance recoverable	$1,317,962		Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption		The average expense assumption is between $10.40 and $78.00 per policy, increased by inflation.	Increase
			Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense risk margin		9.42%	Decrease
				Cost of capital		3.69% - 9.88%	Increase
			Discounted cash flow	Mortality Rate		2.55%	Increase
				Surrender Rate		5.33%	Increase
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

Notes to Financial Statements (Continued)
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
(8)The total energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent ("BOE"), is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 84% liquids and 16% natural gas.
(9)Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit, equity method - other or investments of consolidated CFEs.

Notes to Financial Statements (Continued)

Level III Liabilities	Fair Value March 31, 2021	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Unfunded Revolver Commitments	$35,637	Yield Analysis	Yield	6.2%	4.6% - 7.9%	Decrease

INSURANCE

Policy liabilities	$565,642	Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the riskiness of the cash flows.	Risk Margin Rate		0.40% - 1.34%	Decrease
		Policyholder behavior is also a significant unobservable input, including surrender and mortality.	Surrender Rate		2.75% - 12.62%	Increase
			Mortality Rate		4.97% - 8.01%	Increase

Closed block policy liabilities	$1,366,879	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption		The average expense assumption is between $10.40 and $78.00 per policy, increased by inflation.	Increase
		Nonperformance Risk			0.40% - 1.14%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin		9.42%	Decrease
			Cost of Capital		3.69% - 9.88%	Increase
		Discounted cash flow	Mortality Rate		2.55%	Increase
			Surrender Rate		5.33%	Increase

Funds withheld payable at interest	$(313,230)	Discounted cash flow	Duration/Weighted Average Life	10.31 years	0.0 years - 19.4 years	Decrease
			Contractholder Persistency	6.38%	3.70% - 16.50%	Decrease
			Nonperformance Risk		0.40% - 1.14%	Decrease

Embedded derivative – indexed universal life products	$434,242	Policy persistency is a significant unobservable input.	Lapse Rate		3.57%	Decrease
			Mortality Rate		0.68%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption		3.55%	Increase
			Nonperformance Risk		0.40% - 1.14%	Decrease

Embedded derivative – annuity products	$984,910	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-indexed annuity	3.92%		Decrease
			Variable annuity	4.05%	2.19% - 31.35%	Decrease
			Surrender Rate:
			Fixed-indexed annuity	10.21%		Decrease
			Variable annuity		4.12% - 39.66%	Decrease
			Mortality Rate
			Fixed-indexed annuity	1.82%		Decrease
			Variable annuity		1.27% - 7.51%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption:
			Fixed-indexed annuity	1.74%		Increase
			Variable annuity	n/a		Increase
			Nonperformance Risk		0.40% - 1.14%	Decrease

Notes to Financial Statements (Continued)
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
Financial Instruments Not Carried At Fair Value
Asset management financial instruments are primarily measured at fair value on a recurring basis, except as disclosed in Note 16 "Debt Obligations."
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of March 31, 2021.

		Fair Value Hierarchy
As of March 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$15,625,153	$—	$—	$15,838,840	$15,838,840
Policy loans	831,459	—	—	822,864	822,864
FHLB common stock and other investments	137,544	—	—	137,544	137,544
Funds withheld receivables at interest	3,038,954	—	3,038,954	—	3,038,954
Cash and cash equivalents	5,467,012	5,467,012	—	—	5,467,012
Restricted cash and cash equivalents	399,922	399,922	—	—	399,922
Total financial assets	$25,500,044	$5,866,934	$3,038,954	$16,799,248	$25,705,136
Financial liabilities:
Insurance
Policy liabilities	$19,680,466	$—	$18,017,494	$—	$18,017,494
Supplementary contracts without life contingencies	28,810	—	—	28,997	28,997
Funding agreements	3,171,978	—	658,921	2,562,203	3,221,124
Funds withheld payables at interest	13,759,393	—	13,759,393	—	13,759,393
Debt obligations	1,400,338	—	—	1,431,518	1,431,518
Securities sold under agreements to repurchase	300,729	—	300,729	—	300,729
Total financial liabilities	$38,341,714	$—	$32,736,537	$4,022,718	$36,759,255

Notes to Financial Statements (Continued)
10. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2021	December 31, 2020
Assets
Asset Management
Credit	$6,448,213	$5,958,958
Investments of Consolidated CFEs	19,163,155	17,706,976
Real Assets	234,689	177,240
Equity Method - Other	1,617,203	1,507,620
Other Investments	58,132	201,563
Total Asset Management	$27,521,392	$25,552,357
Insurance
Mortgage and other loan receivables	$1,183,074	$—
Other investments	165,478	—
Reinsurance recoverable	1,317,962	—
Total Insurance	$2,666,514	$—

Total Assets	$30,187,906	$25,552,357

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$18,640,854	$17,372,740
Total Asset Management	18,640,854	17,372,740
Insurance
Policy liabilities	$1,932,521	$—
Total Insurance	$1,932,521	$—

Total Liabilities	$20,573,375	$17,372,740

Notes to Financial Statements (Continued)
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	(15,689)	(18,745)	(34,434)	(25,855)	(188,408)	(214,263)
Investments of Consolidated CFEs	(2,628)	128,143	125,515	(40,852)	(2,112,541)	(2,153,393)
Real Assets	47	727	774	—	(46,098)	(46,098)
Equity Method - Other	984	229,081	230,065	—	(412,218)	(412,218)
Other Investments	5,050	7,004	12,054	(5,934)	(6,117)	(12,051)
Total Asset Management	$(12,236)	$346,210	$333,974	$(72,641)	$(2,765,382)	$(2,838,023)
Insurance
Mortgage and other loan receivables	—	7,561	7,561	—	—	—
Other investments	—	3,866	3,866	—	—	—
Total Insurance	$—	$11,427	$11,427	$—	$—	$—

Total Assets	$(12,236)	$357,637	$345,401	$(72,641)	$(2,765,382)	$(2,838,023)

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	(2,048)	(44,096)	(46,144)	—	1,904,492	1,904,492
Total Asset Management	$(2,048)	$(44,096)	$(46,144)	$—	$1,904,492	$1,904,492
Insurance
Policy liabilities	—	(65,834)	(65,834)	—	—	—
Total Insurance	$—	$(65,834)	$(65,834)	$—	$—	$—

Total Liabilities	$(2,048)	$(109,930)	$(111,978)	$—	$1,904,492	$1,904,492

11. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS

The following reflects the changes to the deferred policy acquisition costs ("DAC") asset:

Three Months Ended
March 31, 2021
Balance, as of GA Acquisition Date	$—
Deferrals	76,694
Amortized to expense during the period(1)	798
Balance, as of end of period	$77,492

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the value of business acquired ("VOBA") asset:

Three Months Ended
March 31, 2021
Balance, as of GA Acquisition Date	$1,024,520
Amortized to expense during the period(1)	(12,182)
Balance, as of end of period	$1,012,338

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

Notes to Financial Statements (Continued)
The following reflects the changes to the negative VOBA liability:

Three Months Ended
March 31, 2021
Balance, as of Acquisition Date	$1,273,414
Amortized to expense during the period(1)	(31,862)
Balance, as of end of period	$1,241,552

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

Estimated future amortization of VOBA and negative VOBA as of March 31, 2021 are as follows:

Years	VOBA	Negative VOBA	Total, net
Remainder of 2021	$54,492	$(128,687)	$(74,195)
2022	68,344	(146,297)	(77,953)
2023	64,340	(127,255)	(62,915)
2024	60,291	(100,357)	(40,066)
2025	56,412	(80,907)	(24,495)
2026	52,674	(65,951)	(13,277)
2027 and thereafter	655,785	(592,098)	63,687
Total	$1,012,338	$(1,241,552)	$(229,214)

The following reflects the changes to the unearned revenue reserve ("URR") and unearned front-end load ("UFEL):

Three Months Ended
March 31, 2021
Balance, as of GA Acquisition Date	$—
Deferrals	9,575
Amortized to expense during the period(1)	(2,013)
Balance, as of end of period	$7,562

(1)     These amounts are reported within policy fees in the consolidated statements of operations.

12. REINSURANCE

Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes fixed annuity, variable annuity, payout annuity, universal life, variable universal life and term life insurance policies on a coinsurance, modified coinsurance and funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain fixed annuity, variable annuity, payout annuity, universal life policies, individual disability income policies and discontinued accident and health insurance.

The effects of all reinsurance agreements on the consolidated statement of financial condition were as follows:

March 31,
2021
Policy liabilities:
Direct	$61,072,018
Assumed(1)	41,535,206
Total policy liabilities	102,607,224
Ceded(2)	(15,657,675)
Net policy liabilities	$86,949,549
_________________

Notes to Financial Statements (Continued)
(1)Includes related party balance of $7.6 billion as of March 31, 2021.
(2)Reported within reinsurance recoverable within the consolidated statement of financial condition.

A key credit quality indicator is a counterparty’s A.M. Best financial strength rating. A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. Global Atlantic mitigates counterparty credit risk by requiring collateral and credit enhancements in various forms including engaging in funds withheld at interest and modified coinsurance transactions. The following shows the amortized cost basis of Global Atlantic’s reinsurance recoverable and funds withheld receivable at interest by credit quality indicator and any associated credit enhancements Global Atlantic has obtained to mitigate counterparty credit risk:

	As of March 31, 2021
A.M. Best Rating(1)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure
A++	$9,690	$—	$9,690
A+	2,056,048	—	2,056,048
A	2,848,967	—	2,848,967
A-	3,379,459	2,933,922	445,537
B++	35,321	—	35,321
B+	3,935	—	3,935
B	12,218	—	12,218
B-	2,665	—	2,665
Not rated(4)	10,438,235	10,512,242	—
Total	$18,786,538	$13,446,164	$5,414,381
_________________
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)At amortized cost, excluding any associated embedded derivative assets and liabilities
(3)Includes funds withheld payable at interest and deferred intangible reinsurance assets and liabilities.
(4)Includes $10.4 billion associated with cessions to Ivy Re Limited, a Bermuda insurance company, and a subsidiary of Ivy Co-Invest Vehicle LLC, an unaffiliated co-investment vehicle that participates in qualifying reinsurance transactions sourced by Global Atlantic.

As of March 31, 2021, Global Atlantic had $3.1 billion of funds withheld receivable at interest, with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting these receivables were held in trusts and not part of the respective counterparty’s general accounts.

The effects of reinsurance on the consolidated statements of operations were as follows:

Three Months Ended
March 31,
2021
Premiums:
Direct	$14,175
Assumed(1)	1,280,753
Ceded	(118,786)
Net premiums	$1,176,142
_________________
(1)Includes related party balances of $2.7 million.

Notes to Financial Statements (Continued)

Three Months Ended
March 31,
2021
Policy fees:
Direct	$148,999
Assumed(1)	52,955
Ceded	(271)
Net policy fees	$201,683
_________________
(1)Includes related party balances of $2.1 million.

Three Months Ended
March 31,
2021
Policy benefits and claims:
Direct	$182,801
Assumed(1)	1,467,127
Ceded	(164,610)
Net policy benefits and claims	$1,485,318
_________________
(1)Includes related party balances of $22.5 million.

Global Atlantic holds collateral for and provides collateral to our reinsurance clients. Global Atlantic held $13.2 billion of collateral on behalf of our reinsurers as of March 31, 2021. As of March 31, 2021, reinsurers held collateral of $1.2 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of March 31, 2021, these trusts were required to hold, and held in excess of, $35.2 billion of assets to support reserves of $38.3 billion. Of the cash held in trust, Global Atlantic classified $51.9 million as restricted as of March 31, 2021.

Notes to Financial Statements (Continued)
13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK

For the three months ended March 31, 2021 and 2020, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended March 31,
	2021	2020
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$1,644,245	$(1,288,865)
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive)	17,250	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$1,661,495	$(1,288,865)

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	576,727,967	559,149,821
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$2.85	$(2.31)

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	576,727,967	559,149,821
Incremental Common Shares:
Assumed vesting of dilutive equity awards	17,337,924	—
Assumed conversion of Series C Mandatory Convertible Preferred Stock	26,822,600	—
Weighted Average Shares of Common Stock Outstanding - Diluted	620,888,491	559,149,821
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$2.68	$(2.31)
For the three months ended March 31, 2021, Weighted Average Shares of Common Stock Outstanding - Diluted includes the following:
(i) Unvested equity awards, including certain equity awards that have met their market-price vesting condition but have not satisfied their service-based condition, which have been granted under the Equity Incentive Plans. Vesting of these equity interests dilute equityholders of KKR Group Partnership, including KKR & Co. Inc. and KKR Holdings pro rata in accordance with their respective ownership interests in KKR Group Partnership.
(ii) For the three months ended March 31, 2021, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was dilutive, and as such (i) 26.8 million shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to March 31, 2021) were included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) $17.3 million of Series C Mandatory Convertible Preferred dividends were excluded from Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
KKR Holdings

For the three months ended March 31, 2021 and 2020, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s respective ownership interests in KKR Group Partnership.

	For the Three Months Ended March 31,
	2021	2020
Weighted Average KKR Holdings Units	274,748,078	288,322,053

Market Condition Awards

For the three months ended March 31, 2021 and 2020, 15.3 million and 5.0 million of unvested equity awards, respectively, that are subject to market-price and service vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market-price vesting condition was not satisfied. See Note 18 "Equity Based Compensation."

Notes to Financial Statements (Continued)
14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	March 31, 2021	December 31, 2020
Asset Management
Unsettled Investment Sales (1)	$657,403	$197,635
Receivables	27,450	75,697
Due from Broker (2)	193,037	644,028
Deferred Tax Assets, net (See Note 17)	83,170	83,822
Interest Receivable	171,729	145,532
Fixed Assets, net (3)	776,782	760,606
Foreign Exchange Contracts and Options (4)	244,809	250,398
Goodwill (5)	83,500	83,500
Derivative Assets	3,401	7,839
Prepaid Taxes	79,847	77,041
Prepaid Expenses	24,528	26,366
Operating Lease Right of Use Assets (6)	209,903	190,758
Deferred Financing Costs	22,396	22,810
Other	188,673	99,304
Total Asset Management	$2,766,628	$2,665,336
Insurance
Unsettled Investment Sales(1)	$1,138,560	$—
Deferred Tax Assets, net	1,052,393	—
Derivative Assets	943,132	—
Accrued Investment Income	769,685	—
Goodwill	450,813	—
Intangible Assets and Deferred Sales Inducements(7)	257,549	—
Operating Lease Right of Use Assets(6)	148,711	—
Other	119,630	—
Premiums and other account receivables	76,127	—
Current income tax recoverable	13,695	—
Total Insurance	$4,970,295	$—

Total Other Assets	$7,736,923	$2,665,336
(1)Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $157.3 million and $151.3 million as of March 31, 2021 and December 31, 2020, respectively. Depreciation and amortization expense of $11.0 million, and $4.8 million for the three months ended March 31, 2021 and 2020, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.
(4)Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 4 "Net Gains (Losses) from Investment Activities - Asset Management" for the net changes in fair value associated with these instruments.
(5)As of March 31, 2021, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.
(6)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. For the three months ended March 31, 2021 and 2020, the operating lease cost were $11.5 million and $12.8 million, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and renewable energy forward power purchase agreements in the U.S. For the three months ended March 31, 2021 the operating lease costs were $2.6 million. Insurance lease right-of-use assets are reported net of $19 million in deferred rent and lease incentives.
(7)The definite life intangible assets are amortized by using the straight-line method over the useful life of the assets which is an average of 17 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $2.5 million for the three months ended March 31, 2021.

Notes to Financial Statements (Continued)
Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2021	December 31, 2020
Asset Management
Amounts Payable to Carry Pool (1)	$2,815,328	$1,916,669
Unsettled Investment Purchases (2)	1,916,314	850,714
Securities Sold Short (3)	243,524	281,826
Derivative Liabilities	94,132	126,950
Accrued Compensation and Benefits	269,014	150,883
Interest Payable	163,041	182,044
Foreign Exchange Contracts and Options (4)	529,962	551,728
Accounts Payable and Accrued Expenses	123,757	130,661
Taxes Payable	88,815	88,040
Uncertain Tax Positions	76,643	76,643
Unfunded Revolver Commitments	35,637	46,340
Operating Lease Liabilities (5)	210,470	191,564
Deferred Tax Liabilities, net (See Note 17)	652,439	199,425
Other Liabilities	74,001	464,326
Total Asset Management	$7,293,077	$5,257,813

Insurance
Unsettled Investment Purchases(2)	$2,036,472	$—
Collateral on derivative instruments	804,042
Accrued expenses	703,364	—
Securities sold under agreements to repurchase	300,729	—
Derivative Liabilities	202,791	—
Operating Lease Liabilities(5)	168,260	—
Accrued employee related expenses	167,331	—
Tax payable to former parent company	71,978	—
Interest Payable	27,890	—
Accounts and commissions payable	20,561	—
Other tax related liabilities	8,158	—
Total Insurance	$4,511,576	$—

Total Accrued Expenses and Other Liabilities	$11,804,653	$5,257,813
(1)Represents the amount of carried interest payable to current and former KKR employees with respect to KKR's investment funds and co-investment vehicles that provide for carried interest.
(2)Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.
(3)Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 4 "Net Gains (Losses) from Investment Activities - Asset Management" for the net changes in fair value associated with these instruments.
(4)Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 4 "Net Gains (Losses) from Investment Activities- Asset Management" for the net changes in fair value associated with these instruments.
(5)For Asset Management, operating leases have remaining lease terms that range from approximately one year to 14 years, some of which include options to extend the leases for up to three years. The weighted average remaining lease terms were 9.8 years and 4.61 years as of March 31, 2021 and 2020, respectively. The weighted average discount rates were 1.2% and 2.5% as of March 31, 2021 and 2020, respectively. For Insurance, operating leases have remaining lease terms that range from approximately one year to 13 years, some of which include options to extend the leases for up to ten years. The weighted average remaining lease terms was 9.9 years as of March 31, 2021. The weighted average discount rates was 3.3% as of March 31, 2021.

Notes to Financial Statements (Continued)
15. VARIABLE INTEREST ENTITIES
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
Furthermore, KKR consolidates certain VIEs, which are created by Global Atlantic to hold investments, including railcar, aviation and other transportation equipment, renewable energy projects, fixed maturity securities, residential rental properties and student loans.
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest.
KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of March 31, 2021, KKR's commitments to these unconsolidated investment funds were $3.4 billion. KKR has not provided any financial support other than its obligated amount as of March 31, 2021. Global Atlantic also has unfunded commitments of $28.1 million in relation to other limited partnership interests as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	March 31, 2021	December 31, 2020
Investments - Asset Management	$9,078,783	$6,460,430
Due from (to) Affiliates, net	785,771	586,595
Maximum Exposure to Loss - Asset Management	$9,864,554	$7,047,025

Other Investment in Partnership - Insurance	$349,404	$—
Investment in Renewable Partnerships - Insurance	83,814	—
Maximum Exposure to Loss- Insurance	$433,218	$—

Total Maximum Exposure to Loss	$10,297,772	$7,047,025

Notes to Financial Statements (Continued)
16. DEBT OBLIGATIONS

Asset Management Debt Obligations

In Asset Management, KKR enters into credit agreements and issues debt for its general operating and investment purposes. KKR consolidates and reports debt obligations of KKR Financial Holdings LLC, a KKR subsidiary ("KFN"), which are non-recourse to KKR beyond the assets of KFN.

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

In certain other cases, investments and other assets held directly by majority-owned consolidated investment vehicles have been funded with borrowings that are collateralized by the investments and assets they own. These borrowings are non-recourse to KKR beyond the investments or assets serving as collateral or the capital that KKR has committed to fund such investment vehicles. Such borrowings have varying maturities and generally bear interest at fixed rates.

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

KKR's Asset Management debt obligations consisted of the following:

		March 31, 2021			December 31, 2020
		Financing Available	Borrowing Outstanding	Fair Value	Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement		$1,000,000	$—	$—	$1,000,000	$—	$—
KCM Credit Agreement		715,017	—	—	705,014	—	—
KCM 364-Day Revolving Credit Agreement		750,000	—	—	750,000	—	—
Notes Issued: (1)
KKR ¥25 billion (or $225.8 million) 0.509% Notes Due 2023	(4)	—	226,156	225,138	—	241,331	241,580
KKR ¥5 billion (or $45.2 million) 0.764% Notes Due 2025	(4)	—	44,897	45,186	—	47,919	48,554
KKR €650 million (or $762.3 million) 1.625% Notes Due 2029	(5)	—	755,127	820,053	—	790,157	870,647
KKR $750 million 3.750% Notes Due 2029	(4)	—	742,666	829,643	—	742,196	874,658
KKR ¥10.3 billion (or $93.0 million) 1.595% Notes Due 2038	(4)	—	92,373	95,087	—	98,640	104,004
KKR $500 million 5.500% Notes Due 2043 (6)	(4)	—	491,317	637,897	—	492,513	666,885
KKR $1 billion 5.125% Notes Due 2044 (6)	(4)	—	960,458	1,189,734	—	991,471	1,307,220
KKR $500 million 3.625% Notes Due 2050	(4)	—	492,285	502,475	—	492,123	556,095
KKR $750 million 3.500% Notes Due 2050	(4)	—	735,604	743,601	—	735,161	830,280
KKR $500 million 4.625% Notes Due 2061	(5)	—	485,777	485,777	—	—	—
KFN $500 million 5.500% Notes Due 2032 (2)		—	494,660	493,184	—	494,540	502,992
KFN $120 million 5.200% Notes Due 2033 (2)		—	118,562	115,182	—	118,533	118,300
KFN $70 million 5.400% Notes Due 2033 (2)		—	68,888	68,365	—	68,866	70,267
KFN Issued Junior Subordinated Notes (2) (3)		—	235,137	180,042	—	234,808	165,627
		2,465,017	5,943,907	6,431,364	2,455,014	5,548,258	6,357,109

Other Debt Obligations		5,853,069	28,725,523	28,746,523	5,621,883	27,875,338	27,889,438

		$8,318,086	$34,669,430	$35,177,887	$8,076,897	$33,423,596	$34,246,547

Notes to Financial Statements (Continued)

(1)Borrowing outstanding includes: (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Financing costs related to the issuance of the notes have been deducted from the note liability and are being amortized over the life of the notes.

(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(3)KKR consolidates KFN and reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 2.7% and 2.7% and the weighted average years to maturity is 15.5 years and 15.8 years as of March 31, 2021 and December 31, 2020, respectively.
(4)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(5)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(6)As of March 31, 2021, the 2043 Senior Notes and the 2044 Senior Notes reflect the elimination for the portion of these senior notes that are held by Global Atlantic.

Asset Management Revolving Credit Facilities

KCM Short-Term Credit Agreement

On April 9, 2021, KKR Capital Markets Holdings L.P. and certain other capital markets subsidiaries (the" KCM Borrowers") entered into a 364-day revolving credit agreement (the "KCM Short-Term Credit Agreement”) with the same administrative agent, and one or more lenders party to the KCM Credit Agreement. The KCM Short-Term Credit Agreement replaces the prior 364-day revolving credit agreement, dated as of April 10, 2020, between the KCM Borrowers and the administrative agent, and one or more lenders party to the KCM Short-Term Agreement, which was terminated according to its terms on April 9, 2021. The KCM Short-Term Credit Agreement provides for revolving borrowings up to $750 million, expires on April 8, 2022, and ranks pari passu with the KCM Credit Agreement.

If a borrowing is made under the KCM Short-Term Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the borrowing is a Eurocurrency loan, it will be based on a LIBOR rate plus an applicable margin initially ranging between 1.50% and 2.75%, depending on the duration of the loan. If the borrowing is an ABR loan, it will be based on the prime rate plus an applicable margin ranging between 0.50% and 1.75%, depending on the amount and nature of the loan. Borrowings under the KCM Short-Term Credit Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR's capital markets business. Obligations under the KCM Short-Term Credit Agreement are limited to the KCM Borrowers, which are solely entities involved in KKR's capital markets business, and liabilities under the KCM Short-Term Credit Agreement are non-recourse to other parts of KKR.

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

Asset Management Notes Issuance and Redemptions

KKR Issued 4.625% Subordinated Notes Due 2061

On March 31, 2021, KKR Group Finance Co. IX LLC, an indirect subsidiary of KKR & Co. Inc., issued $500 million aggregate principal amount of its 4.625% Subordinated Notes due 2061 (the "KKR 2061 Subordinated Notes"). The KKR 2061 Subordinated Notes are guaranteed by KKR & Co. Inc. and KKR Group Partnership.

The KKR 2061 Subordinated Notes bear interest at a rate of 4.625% per annum and will mature on April 1, 2061, unless earlier redeemed. Interest on the KKR 2061 Subordinated Notes accrues from March 31, 2021 and is payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2021 and ending on the applicable maturity date. The KKR 2061 Subordinated Notes are unsecured and subordinated obligations of the issuer. The KKR 2061 Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis, by each of the guarantors. The guarantees are unsecured obligations of the guarantors.

The indenture includes covenants, including limitations on the issuer’s and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The indenture also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding KKR

Notes to Financial Statements (Continued)
2061 Subordinated Notes may declare the KKR 2061 Subordinated Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the KKR 2061 Subordinated Notes and any accrued and unpaid interest on the KKR 2061 Subordinated Notes automatically become due and payable. On or after April 1, 2026, the issuer may redeem the KKR 2061 Subordinated Notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the KKR 2061 Subordinated Notes to be redeemed, together with accrued and unpaid interest to, but excluding, the date of redemption, provided that if the KKR 2061 Subordinated Notes are not redeemed in whole, at least $25 million aggregate principal amount of the KKR 2061 Subordinated Notes must remain outstanding after giving effect to such redemption. If a “tax redemption event” occurs, the KKR 2061 Subordinated Notes may be redeemed, in whole, but not in part, within 120 days of the occurrence of such tax redemption event at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the KKR 2061 Subordinated Notes may be redeemed, in whole, but not in part, at any time prior to April 1, 2026, within 90 days of the occurrence of a “rating agency event”, at a redemption price equal to 102% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption.
Other Asset Management Debt Obligations

As of March 31, 2021, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other	$5,853,069	$10,084,669	$10,105,669	2.8%	3.5
Debt Obligations of Consolidated CLOs	—	18,640,854	18,640,854	(1)	10.5
	$5,853,069	$28,725,523	$28,746,523
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
Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of March 31, 2021, the fair value of the consolidated CLO assets was $21.0 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.
Insurance Debt Obligations
Global Atlantic's debt obligations consisted of the following:

	March 31, 2021
	Financing Available	Borrowing Outstanding		Fair Value(2)
Revolving Credit Facilities:
Global Atlantic revolving credit facility, due May 2023	$730,000	$270,000		$270,000
Notes Issued and Others:
Global Atlantic senior notes, due April 2021		150,000		150,330
Global Atlantic term loan, due December 2023		225,000		225,000
Global Atlantic senior notes, due October 2029		500,000		526,650
Global Atlantic subordinated debentures, due October 2046		250,000		254,200
		1,395,000		$1,426,180
Purchase Accounting Adjustments(1)		31,717
Fair value loss (gain) of hedged senior notes due 2029, recognized in earnings		(26,379)	0
		$1,400,338

(1)The amortization of the purchase accounting adjustments was $2.0 million for the quarter ended March 31, 2021.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

Notes to Financial Statements (Continued)
Global Atlantic Senior Notes due 2021
In 2011, Forethought Financial Group, Inc. ("FFG") issued $150 million aggregate principal amount of 8.625% senior notes due 2021 ("GA 2021 Senior Notes"). In December 2017, FFG and Forethought Services, LLC were merged with and into Global Atlantic (Fin) Company ("GA FinCo"), an indirect subsidiary of TGAFG. GA FinCo, as the surviving entity, is liable for the GA 2021 Senior Notes. Interest is paid semi-annually and the maturity date is April 15, 2021. GA FinCo may, at its option, redeem some or all of the GA 2021 Senior Notes at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption.
If an event of default occurs, either the trustee or the holders of not less than 25% in aggregate principal amount of the GA 2021 Senior Notes then outstanding may declare the principal amount of all 2021 Senior Notes to be due and payable immediately.
On April 15, 2021, subsequent to the end of the quarter, the GA 2021 Senior Notes matured and were paid off. The pay-off of the maturing GA 2021 Senior Notes was facilitated by means of a $150 million draw on the GA Credit Agreement (discussed and defined below.)
Global Atlantic Term Loan
On December 21, 2018, GA FinCo, as borrower, and Global Atlantic Financial Limited ("GAFL"), an indirect subsidiary of TGAFG, as guarantor, entered into a Term Loan Credit Agreement ("GA Term Loan") pursuant to which GA FinCo borrowed $100 million.
On June 27, 2019, GA FinCo and GAFL entered into a joinder agreement to the GA Term Loan pursuant to which GA FinCo borrowed for general corporate purposes, and GAFL guaranteed, a $125 million term loan on the same terms and with the same maturity as the existing $100 million term loan.
On November 6, 2020, GA FinCo entered into an amendment of the GA Term Loan, whereby the definition of Change of Control was amended to permit the GA Acquisition, and the definition of the Maturity Date was amended to December 21, 2023.
All borrowings under the GA Term Loan must be repaid by December 21, 2023. Interest on the borrowing currently accrues at one month LIBOR plus a spread ranging from 1.250% to 1.875% based on GAFL's long-term issuer credit ratings. Interest payments on outstanding borrowings accruing interest based on LIBOR are due on the last day of the applicable interest period, which is currently monthly. The material events of default, representations and warranties and covenants under the GA Term Loan are the same as those under the GA Credit Agreement. If an event of default occurs, the lenders under the GA Term Loan will be entitled to take various actions, including the termination of their commitments and the acceleration of amounts due thereunder.
Global Atlantic Credit Agreement
GA FinCo is the borrower and GAFL is the guarantor under a revolving credit facility ("GA Credit Agreement"). On May 21, 2018, GAFL amended and restated the GA Credit Agreement to, among other things: (1) upsize the facility size from $650 million to $1 billion; (2) increase the aggregate letters of credit GAFL may issue from $350 million to $500 million; (3) extend the maturity of the GA Credit Agreement from December 2021 to May 2023; and (4) remove certain restrictive covenants.
Interest on any funded balances accrues at LIBOR plus a spread ranging from 1.125% to 2.00% based on GAFL's long-term issuer credit ratings. The borrower must pay a commitment fee on any unfunded committed balance under the GA Credit Agreement ranging from 0.15% to 0.35% based on the long-term issuer credit rating. The commitment fee on unfunded balances is paid quarterly in arrears. The GA Credit Agreement contains customary events of default, representations and warranties and covenants, including, among other things, covenants that GAFL’s consolidated debt to total capitalization, as defined in the GA Credit Agreement, cannot be more than 35% and that GAFL’s consolidated net worth determined in accordance with GAAP cannot be less than 70% of the value of GAFL’s consolidated net worth as of March 31, 2018, plus 50% of net income since March 31, 2018.
On November 6, 2020, GA FinCo entered into an amendment of the GA Credit Agreement, whereby the definition of Change of Control was amended to permit the GA Acquisition. If an event of default occurs, the lenders under the GA Credit Agreement will be entitled to take various actions, including the termination of their commitments and the acceleration of amounts due thereunder.

Notes to Financial Statements (Continued)
As of March 31, 2021, there was $270 million in revolving borrowings outstanding and no letters of credit outstanding under the GA Credit Agreement.
Global Atlantic Senior Notes due 2029
On October 7, 2019, GA FinCo issued $500 million aggregate principal amount of 4.400% senior unsecured notes due 2029 ("GA 2029 Senior Notes"). The GA 2029 Senior Notes were issued pursuant to an Indenture, dated as of October 7, 2019, among GA FinCo, as issuer, GAFL, as guarantor, and U.S. Bank National Association, as trustee as supplemented by the First Supplemental Indenture, dated as of October 7, 2019, among GA FinCo, GAFL and the trustee. The GA 2029 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by GAFL.
The GA 2029 Senior Notes bear interest at a rate of 4.400% per year. Interest on the GA 2029 Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2020. The GA 2029 Senior Notes will mature on October 15, 2029.
The indenture includes covenants, including limitations on the issuer’s and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The indenture also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding GA 2020 Senior Notes may declare the GA 2029 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, rehabilitation or reorganization, the principal amount of the GA 2029 Senior Notes and any accrued and unpaid interest on the GA 2029 Senior Notes automatically become due and payable. GA FinCo may, at its option, redeem some or all of the GA 2029 Senior Notes at any time: (i) prior to July 15, 2029 at a redemption price equal to 100% of the principal amount of the GA 2029 Senior Notes to be redeemed plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption; and (ii) on or after July 15, 2029 at a redemption price equal to 100% of the principal amount of the GA 2029 Senior Notes to be redeemed, plus accrued and unpaid interest to the date of redemption.
Global Atlantic Subordinated Debentures
On October 5, 2016, GA FinCo, as issuer, and GAFL, as guarantor, entered into an issuing and paying agency agreement pursuant to which GA FinCo issued $250 million of the subordinated debentures unconditionally guaranteed on a subordinated basis by GAFL in a private placement ("GA 2046 Subordinated Debentures").
Interest on the GA 2046 Subordinated Debentures is payable semi-annually in arrears on April 1 and October 1 of each year and accrues at 9.5% per annum from and including October 5, 2016 to, but excluding, October 1, 2021. On October 1, 2021 and on each fifth anniversary of such date thereafter, each, a “reset date,” the interest rate shall be recomputed based on the yield (rounded to two decimal places) reported as of two business days prior to the reset date for the most recently issued actively traded on the run U.S. Treasury securities having a maturity of five years from the reset date, plus 8.38% per annum.
GA FinCo has the right on one or more occasions to defer the payment of interest on the GA 2046 Subordinated Debentures for up to five consecutive years, each such period, an optional deferral period. During an optional deferral period, interest will continue to accrue at the interest rate on the subordinated debentures, compounded semi-annually as of each interest payment date.
If GA FinCo has exercised its right to defer interest payments on the GA Subordinated Debentures, GA FinCo and GAFL generally may not: (1) make payments on or redeem or purchase (a) GA FinCo or GAFL common stock or (b) with respect to GA FinCo, any indebtedness ranking on parity with or junior to the GA Subordinated Debentures, and with respect to GAFL, any indebtedness ranking on parity with or junior to the guarantee; or (2) make any guarantee payments with respect to any guarantee by GA FinCo or by GAFL of any securities or any of their respective subsidiaries if such guarantee ranks equally with or junior to the debentures.
The indenture includes covenants, including limitations on the issuer’s and the guarantors’ ability to, subject to exceptions, consolidate or merge into any person or convey, transfer or lease its properties and assets. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the GA Subordinated Debentures automatically becomes due and payable. GA FinCo may elect to redeem the GA Subordinated Debentures either: (1) in whole or in part on any interest payment date on or after October 1, 2021, at a redemption price equal to the principal amount plus accrued and unpaid interest; or (2) in whole, but not in part, at any time prior to October 1, 2021, within 90 days after the occurrence of a “tax event” or a “rating agency event” (as defined in the issuing and paying agency agreement), at a redemption price equal to the principal amount plus any accrued and unpaid interest to, but excluding, the redemption date.

Notes to Financial Statements (Continued)
Debt Covenants
Borrowings of KKR (including by Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of March 31, 2021. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of March 31, 2021.

17. INCOME TAXES
KKR & Co. Inc. is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal, state and local income taxes at the entity level on its share of taxable income. In addition, KKR Group Partnership and certain of its subsidiaries operate as partnerships for U.S. federal tax purposes but as taxable entities for certain state, local or non-U.S. tax purposes. Moreover, certain corporate subsidiaries of KKR, including certain Global Atlantic subsidiaries, are domestic corporations for U.S. federal income tax purposes and are subject to U.S. federal, state, and local income taxes. Income taxes reported in these consolidated financial statements include the taxes described in this paragraph.
The effective tax rates were 10.1% and 7.9% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate differs from the statutory rate primarily because a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR's principals or by third parties.
Future realization of deferred tax assets is dependent on KKR generating sufficient taxable income before the tax benefits are expected to expire. KKR considers projections of taxable income in evaluating its ability to utilize those deferred tax assets. In projecting its taxable income, KKR begins with historical results and incorporates assumptions concerning the amount and timing of future pretax operating income. Those assumptions require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business.  As of March 31, 2021, $23.1 million of deferred tax assets are not considered to be more likely than not to be realized prior to the expiration of the related loss carryforwards. For that portion of the total deferred tax asset, a valuation allowance has been recorded.

During the three months ended March 31, 2021, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

Notes to Financial Statements (Continued)
18. EQUITY BASED COMPENSATION
Equity Based Compensation - Asset Management

The following table summarizes the expense associated with equity-based compensation for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
	2021	2020
KKR Equity Incentive Plan Awards (1)	$64,527	$51,003
KKR Holdings Awards	16,367	20,576
Total	$80,894	$71,579
(1)Includes $0.2 million of equity based compensation related to our insurance business for the three months ended March 31, 2021.

KKR Equity Incentive Plan Awards
Under KKR's Equity Incentive Plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the 2010 Equity Incentive Plan, and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity-based awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. Equity awards granted pursuant to the Equity Plans generally consist of (i) restricted stock units ("RSUs") that convert to shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units ("RHUs") that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions. Vested awards under the Equity Incentive Plans dilute KKR & Co. Inc. common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in KKR Group Partnership.
Service-Vesting Awards
Under the Equity Incentive Plans, KKR grants equity awards that are subject to service-based vesting, typically over a three to five-year period from the date of grant (referred to hereafter as "Service-Vesting Awards"). In certain cases, these Service-Vesting Awards may have a percentage of the award that vests immediately upon grant. Additionally, some but not all Service-Vesting Awards are subject to transfer restrictions and/or minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, some but not all of these awards are also subject to minimum retained ownership rules requiring the award recipient to continuously hold shares of common stock equivalents equal to at least 15% of their cumulatively vested awards that have or had the minimum retained ownership requirement. Holders of the Service-Vesting Awards do not participate in dividends until such awards have met their vesting requirements.
Expense associated with the vesting of these Service-Vesting Awards is based on the closing price of KKR & Co. Inc. common stock on the date of grant, discounted for the lack of participation rights in the expected dividends on unvested equity awards. Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 7% annually based upon expected turnover by class of recipient.

Notes to Financial Statements (Continued)
As of March 31, 2021, there was approximately $441.7 million of total estimated unrecognized expense related to unvested Service-Vesting Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2021	$104.4
2022	113.6
2023	87.4
2024	66.0
2025	56.8
2026	13.5
Total	$441.7
A summary of the status of unvested Service-Vesting Awards granted under the Equity Incentive Plans from January 1, 2021 through March 31, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	23,866,696	$28.28
Granted	362,813	38.09
Vested	(1,205,812)	37.77
Forfeitures	(166,054)	26.34
Balance, March 31, 2021	22,857,643	$27.95

The weighted average remaining vesting period over which unvested Service-Vesting Awards are expected to vest is 1.7 years.
A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plans is presented below:

Vesting Date	Shares
April 1, 2021	4,564,493
October 1, 2021	3,023,567
April 1, 2022	3,793,421
October 1, 2022	1,667,548
April 1, 2023	3,058,791
October 1, 2023	410,293
April 1, 2024	2,428,868
October 1, 2024	199,809
April 1, 2025	1,839,434
October 1, 2025	158,430
April 1, 2026	1,712,989
22,857,643
Market Condition Awards
Under KKR's Equity Incentive Plans, KKR also grants equity awards that are subject to a market price-based vesting condition (referred to hereafter as "Market Condition Awards").

Notes to Financial Statements (Continued)
During the fourth quarter of 2020 and the first quarter of 2021, KKR granted 16.9 million and 2.2 million of Market Condition Awards, respectively, subject to both stock price target requirements and service requirements. The number of Market Condition awards that will vest will depend upon the market price of KKR common stock reaching and maintaining a 20 day average closing price based on the vesting schedules provided below on or prior to May 1, 2026, subject to the employee's continued service to May 1, 2026, subject to exceptions. For any price targets not achieved, that portion of the unvested awards will be automatically canceled and forfeited. These awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting. Each recipient received awards with market price-based vesting conditions based on either Type 1 or Type 2, not both.

Vesting Condition Type 1		Vesting Condition Type 2
Stock Price	Vesting %	Stock Price	Vesting %
$45.00	25.0%	$45.00	16.7%
$50.00	50.0%	$50.00	33.4%
$55.00	75.0%	$55.00	50.1%
$60.00	100.0%	$60.00	66.8%
		$65.00	83.5%
		$70.00	100.0%

Due to the existence of the service requirement, the vesting period for these Market Condition Awards is explicit, and as such, compensation expense will be recognized on a straight-line basis over the period from the date of grant through May 1, 2026 and assumes a forfeiture rate of up to 4% annually based upon expected turnover. The fair value of the awards granted in the fourth quarter of 2020 was $22.56 and $19.87 per share for vesting condition Type 1 and vesting condition Type 2, respectively, based on a Monte-Carlo simulation valuation model. The fair value of the awards granted in the first quarter of 2021 was $34.10 per share for vesting condition Type 2, based on a Monte-Carlo simulation valuation model. In addition, the grant date fair value assumes that holders of the Market Condition Awards will not participate in dividends or distributions until such awards have met all of their vesting requirements.

Below is a summary of the significant assumptions used to estimate the grant date fair value of these Market Condition Awards:

Grant Date	Fourth Quarter 2020	First Quarter 2021
Closing KKR share price as of valuation date	$37.93	$47.09
Risk Free Rate	0.41%	0.60%
Volatility	28.00%	28.00%
Dividend Yield	1.53%	1.23%
Expected Cost of Equity	10.76%	10.28%
As of March 31, 2021, there was approximately $337.0 million of total estimated unrecognized expense related to these unvested Market Condition awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2021	$42.5
2022	60.1
2023	64.6
2024	69.6
2025	74.4
2026	25.8
Total	$337.0

Notes to Financial Statements (Continued)
A summary of the status of unvested Market Condition awards granted under the Equity Incentive Plans from January 1, 2021 through March 31, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	16,875,000	$21.07
Granted	2,200,000	34.10
Vested	—	—
Forfeitures	—	—
Balance, March 31, 2021	19,075,000	$22.57
As of March 31, 2021, 3.8 million of these Market Condition awards met their market-price based vesting condition.
KKR Holdings Awards
    KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common stock of KKR & Co. Inc. on a one-for-one basis. As of March 31, 2021 and 2020, KKR Holdings owned approximately 32.1% or 273,367,712 units and 34.1% or 286,477,271 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service-based vesting, typically over a three to five-year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. As of March 31, 2021, all of the KKR Holdings units (except for less than 1.2% of the outstanding KKR Holdings units) have been granted, and certain Holdings units remain subject to vesting.
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

Notes to Financial Statements (Continued)
As of March 31, 2021, there was approximately $54.5 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2021	$28.7
2022	25.8
Total	$54.5
A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2021 through March 31, 2021 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	10,240,000	$14.33
Granted	—	—
Vested	—	—
Forfeitures	—	—
Balance, March 31, 2021	10,240,000	$14.33
The weighted average remaining vesting period over which unvested awards are expected to vest is 0.8 years.
A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
May 1, 2021	2,905,000
October 1, 2021	3,425,000
October 1, 2022	3,910,000
10,240,000
Equity Based Compensation - Insurance
The following table summarizes the expense associated with Global Atlantic equity-based compensation for the three months ended March 31, 2021.

Three Months Ended March 31,
2021
Global Atlantic Book Value and Other Awards	$7,201
KKR Equity Incentive Plan Awards	210
Total	$7,411

No equity-based compensation costs were capitalized during the three months ended March 31, 2021.

On February 1, 2021, in connection with the GA Acquisition, employees of Global Atlantic were awarded a one-time grant of RSUs under the 2019 Equity Incentive Plan. These awards (i) are subject to service-based vesting conditions and (ii) expense associated with the vesting of these awards is based on the closing price of KKR & Co. Inc. common stock on the date of grant, consistent with other awards granted under the 2019 Equity Incentive Plan as described above.

Notes to Financial Statements (Continued)
Liability Classified Awards - Book-value awards

The following table presents Global Atlantic’s unrecognized compensation expense and the expected weighted average period over which these expenses will be recognized as of March 31, 2021:

	March 31, 2021
	Expense	Weighted average period (years)
GA Book Value Awards	$91,105	2.85
Unrecognized compensation expense, as of end of period	$91,105

On February 1, 2021, Global Atlantic adopted the Global Atlantic Financial Company Book Value Award Plan ("GA Plan") to enhance the ability of Global Atlantic to attract, motivate and retain its employees and to promote the success of the Global Atlantic business.

The GA Plan authorizes the grant of cash-settled awards ("book value awards") representing the right to receive one or more payments upon vesting equal to the product of an initial dollar value set by the award multiplied by a pre-determined formula as of each applicable vesting date. The predetermined formula is equal to the quotient determined by dividing the book value of one share of TGAFG on the applicable vesting date by the book value of a share on the original grant date, subject to adjustments. Book value awards generally vest in three equal, annual installments, subject to continued employment.

On February 1, 2021, under the terms of the GA Merger Agreement and in accordance with applicable plan documentation, former Global Atlantic restricted share awards that were unvested immediately prior to the closing of the GA Acquisition converted into the right to receive a number of book value awards under the GA Plan having the same value and the same vesting schedule as the former Global Atlantic restricted share awards immediately prior to the closing of the GA Acquisition.

An aggregate of 3,020,017 unvested former Global Atlantic restricted share awards having a fair value of $29.47 per share were converted to book value awards at an aggregate grant-date value of $89 million. On February 28, 2021, book value awards having an aggregate value of approximately $28 million vested as set forth in the former Global Atlantic grant agreements and resulted in a cash payment of $17 million to participants, net of applicable tax withholding.

Also in connection with the GA Acquisition, on February 1, 2021, Global Atlantic employees were issued a one-time grant of book value awards having an aggregate initial value of $23 million. These one-time book value awards vest over five (5) years, with the first 25% vesting on April 1, 2023 and the remainder vesting 25% annually on April 1 each subsequent year until fully vested, subject to continued employment. Global Atlantic is recording compensation expense over the vesting schedule of the awards, net of an estimated forfeiture rate of 4%.

On March 1, 2021, pursuant to the GA Plan, book value awards having an aggregate initial value of approximately $32 million were granted. Such book value awards generally vest annually over three years in equal increments, subject to continued employment. Global Atlantic is recording compensation expense over the vesting schedule of the awards, net of an estimated forfeiture rate of 4%.

Global Atlantic began recognizing long-term incentive expense for the book value awards described above at the grant dates, based on their initial value. The table below presents the activity related to book value awards for the three months ended March 31, 2021:

Book value awards ($ in thousands)
Outstanding amount as of beginning of period	$—
Pre-acquisition awards converted to book-value awards on February 1, 2021	89,000
Granted	53,969
Forfeited	(957)
Vested and issued	(30,280)
Outstanding amount as of end of period	$111,732

Notes to Financial Statements (Continued)
19. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	March 31, 2021	December 31, 2020
Amounts due from portfolio companies	$165,636	$164,113
Amounts due from unconsolidated investment funds	893,403	707,758
Amounts due from related entities	2,392	1,123
Due from Affiliates	$1,061,431	$872,994
Due to Affiliates consists of:

	March 31, 2021	December 31, 2020
Amounts due to KKR Holdings - tax receivable agreement	$214,879	$204,014
Amounts due to unconsolidated investment funds	107,632	121,163
Due to Affiliates	$322,511	$325,177

Notes to Financial Statements (Continued)
20. SEGMENT REPORTING
KKR operates through two reportable segments which are presented below and reflect how its chief operating decision-makers allocate resources and assess performance:
•Asset Management - the asset management business offers a broad range of investment management services to investment funds, vehicles and accounts (including Global Atlantic) and provides capital markets services to portfolio companies and third parties. This reportable segment also reflects how its business lines operate collaboratively with predominantly a single expense pool.
•Insurance - the insurance business is operated by Global Atlantic, which is a leading U.S. annuity and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits.
KKR’s segment profitability measure used to make operating decisions and assess performance across KKR’s reportable segments is presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc., KKR Holdings L.P. and holders of other exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including CFEs). KKR's segment profitability measure excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic transaction-related charges and (iv) non-recurring items, if any. Strategic transaction-related items arise from corporate actions and consist primarily of (i) impairments, (ii) non-monetary gains or losses on divestitures, (iii) transaction costs from strategic acquisitions, and (iv) depreciation on real estate that KKR owns and occupies. Segment operating earnings for the Asset Management and Insurance segments is further defined as follows:

•Asset Management Segment Operating Earnings is the profitability measure used to make operating decisions and to assess the performance of the Asset Management segment and is comprised of: (i) Fee Related Earnings, (ii) Realized Performance Income, (iii) Realized Performance Income Compensation, (iv) Realized Investment Income (Loss), and (v) Realized Investment Income Compensation. Asset Management Segment Operating Earnings excludes (i) unrealized carried interest, (ii) net unrealized gains (losses) on investments, and (iii) related unrealized performance income compensation expense. Management fees earned by KKR as the adviser, manager, or sponsor for its investment funds, vehicles and accounts, including management fees paid to KKR by Global Atlantic's insurance companies and management fees paid to Global Atlantic by reinsurance investment vehicles, are included in Asset Management Segment Operating Earnings.

•Insurance Segment Operating Earnings is the profitability measure used to make operating decisions and to assess the performance of the Insurance segment and is comprised of: (i) Net Investment Income, (ii) Net Cost of Insurance, (iii) General, Administrative, and Other Expenses, (iv) Income Taxes, and (v) Net income Attributable to Noncontrolling Interests. The non-operating adjustments made to derive Insurance Segment Operating Earnings eliminate the impact of: (i) realized (gains) losses related to asset/liability matching investments strategies, (ii) unrealized investment (gains) losses, (iii) changes in the fair value of derivatives, embedded derivatives, and fair value liabilities for fixed-indexed annuities, indexed universal life contracts and variable annuities, and (iv) the associated income tax effects of all exclusions from Insurance Segment Operating Earnings except for equity-based compensation expense. Insurance Segment Operating Earnings includes (i) realized gains and losses not related to asset/liability matching investments strategies and (ii) the investment management fee expenses that are earned by KKR as the investment adviser of Global Atlantic's insurance companies.
Modification of Segment Information
In connection with the acquisition of Global Atlantic on February 1, 2021, KKR reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. Effective with the three months ended March 31, 2021, the items detailed below have changed with respect to the preparation of the reports used by KKR's chief operating decision makers. As a result, KKR has modified the presentation of its segment financial information effective as of and for the three months ended March 31, 2021 with retrospective application to all prior periods presented.

Notes to Financial Statements (Continued)
The most significant changes between KKR's current segment presentation and its previous segment presentation reported prior to the three months ended March 31, 2021, are as follows:

•Two Reportable Segments - KKR operates through two reportable segment due to the acquisition of Global Atlantic, which represents a separate reportable segment. The Asset Management segment represents KKR's business separate from its insurance operations and what previously was identified as one operating and reportable segment. The Asset Management segment continues to reflect how the chief operating decision makers allocate resources and assess performance in the asset management business, which includes operating collaboratively across asset management business lines, with predominantly a single expense pool.

•Segment Operating Earnings - Segment Operating Earnings is the performance measure for KKR's segment profitability and is used by management in making operational and resource deployment decisions. Previously, due to the conclusion that KKR operated under one reportable segment, no measure of segment profit or loss was disclosed.
In connection with these modifications, segment information as of and for the three months ended March 31, 2021 has been presented in this Quarterly Report on Form 10-Q to conform to KKR's current segment presentation for comparability purposes. Consequently, this information will be different from the historical segment financial results previously reported by KKR in its reports filed with the SEC.

Notes to Financial Statements (Continued)
Segment Presentation

The following tables set forth information regarding KKR's segment results:

	Three Months Ended
	March 31, 2021	March 31, 2020

Management Fees (1)	$439,740	$336,074
Transaction and Monitoring Fees, Net	135,677	79,428
Fee Related Performance Revenues	10,296	9,156
Fee Related Compensation	(131,785)	(83,345)
Other Operating Expenses	(90,161)	(83,531)
Fee Related Earnings	363,767	257,782
Realized Performance Income	171,309	363,132
Realized Performance Income Compensation	(109,986)	(225,278)
Realized Investment Income	461,273	145,164
Realized Investment Income Compensation	(69,191)	(17,604)
Asset Management Segment Operating Earnings	817,172	523,196

Net Investment Income (1)	445,898	—
Net Cost of Insurance	(250,219)	—
General, Administrative and Other	(75,489)	—
Pre-tax Insurance Operating Earnings	120,190	—
Income Taxes	(16,626)	—
Net Income Attributable to Noncontrolling Interest	(40,299)	—
Insurance Segment Operating Earnings	63,265	—

Total Segment Operating Earnings	$880,437	$523,196

(1) Includes intersegment management fees of $22.9 million for the three months ended March 31, 2021.

	As of
	March 31, 2021	March 31, 2020
Segment Assets:
- Asset Management	$28,247,535	$19,721,302
- Insurance	131,350,085	—
Total Segment Assets	$159,597,620	$19,721,302

	Three Months Ended
Noncash expenses excluded from Segment Operating Earnings	March 31, 2021	March 31, 2020
Equity Based Compensation
- Asset Management	$64,317	$51,003
- Insurance	7,411	—
Total Non-cash expenses	$71,728	$51,003

Notes to Financial Statements (Continued)
Reconciliations of Total Segment Amounts
The following tables reconcile the Segment Revenues, Segment Operating Earnings, and Segment Assets to their equivalent GAAP measure:

	Three Months Ended
	March 31, 2021	March 31, 2020

Total GAAP Revenues	$4,563,006	$(1,001,505)
Impact of Consolidation and Other	123,448	95,029
Asset Management Adjustments:
Capital Allocation-Based Income (GAAP)	(2,684,647)	1,382,077
Realized Carried Interest	165,142	361,331
Realized Investment Income	461,273	145,164
Capstone Fees	(20,080)	(20,918)
Expense Reimbursements	(27,729)	(28,224)
Insurance Adjustments:
Premiums	(1,176,142)	—
Policy Fees	(201,683)	—
Other Income	(18,144)	—
Investment Gains and Losses	259,168	—
Derivative Gains and Losses	220,581	—
Total Segment Revenues (1)	$1,664,193	$932,954
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

	Three Months Ended
	March 31, 2021	March 31, 2020

Income (Loss) Before Tax (GAAP)	$4,354,106	$(4,588,632)
Impact of Consolidation and Other	(1,375,375)	2,034,098
Interest Expense	57,545	47,434
Equity-based compensation - KKR Holdings	16,434	20,696
Asset Management Adjustments:
Unrealized Carried Interest	(2,109,018)	1,659,940
Net Unrealized Gains (Losses)	(1,316,644)	1,974,531
Unrealized Performance Income Compensation	896,907	(675,874)
Strategic Corporate Transaction-Related Charges	4,875	—
Equity-based compensation	49,761	49,334
Equity-based compensation - Performance based	14,556	1,669
Insurance Adjustments:
Net (Gains) Losses from Investments and Derivatives	289,235	—
Strategic Corporate Transaction-Related Charges	4,819	—
Equity-based and Other Compensation	7,411	—
Amortization of Acquired Intangibles	2,451	—
Income Taxes	(16,626)	—
Total Segment Operating Earnings	$880,437	$523,196

Notes to Financial Statements (Continued)

	As of
	March 31, 2021	March 31, 2020
Total GAAP Assets	$216,445,114	$55,601,075
Impact of Consolidation and Other	(53,636,814)	(34,876,939)
Carry Pool Reclassifications	(2,815,328)	(773,151)
Other Reclassifications	(395,352)	(229,683)
Total Segment Assets	$159,597,620	$19,721,302

Notes to Financial Statements (Continued)
21. EQUITY

Stockholders' Equity
Common Stock

The common stock of KKR & Co. Inc. is entitled to vote as provided by its certificate of incorporation, Delaware General Corporation Law and the rules of the NYSE. Subject to preferences that apply to shares of Series A Preferred Stock, Series B Preferred Stock, Series C Mandatory Convertible Preferred Stock and any other shares of preferred stock outstanding at the time on which dividends are payable, the holders of common stock are entitled to receive dividends out of funds legally available if the board of directors, in its discretion, determines to declare dividends and then only at the times and in the amounts that the board of directors may determine. The common stock is not entitled to preemptive rights and is not subject to conversion, redemption or sinking fund provisions.

Series I and Series II Preferred Stock

Except for any distribution required by Delaware law to be made upon a dissolution event, the holders of Series I preferred stock and Series II preferred stock do not have any economic rights to receive dividends. Series I preferred stock is entitled to vote on various matters that may be submitted to vote of the stockholders and the other matters as set forth in the certificate of incorporation. For matters on which common stock is entitled to vote, so long as the ratio at which KKR Group Partnership Units are exchangeable for shares of common stock remains on a one-for-one basis, Series II preferred stock will vote together with common stock as a single class and on an equivalent basis, except Series II preferred stock will vote separately as a class on any amendment to the certificate of incorporation that changes certain terms, rights or preferences of Series II preferred stock. Upon a dissolution event, each holder of Series I preferred stock will be entitled to a payment equal to $0.01 per share of Series I preferred stock and each holder of Series II preferred stock will be entitled to a payment equal to $0.000000001 per share of Series II Preferred Stock.

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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of April 30, 2021, the remaining amount available under the repurchase program was $280 million.
The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	Three Months Ended March 31,
	2021	2020
Shares of common stock repurchased	1,501,558	10,209,673
Equity awards for common stock retired	1,325,853	—

Noncontrolling Interests
Noncontrolling interests represent (i) noncontrolling interests in consolidated entities and (ii) noncontrolling interests held by KKR Holdings.
Noncontrolling Interests in Consolidated Entities and Other
Noncontrolling interests in consolidated entities represent the non-redeemable ownership interests in KKR that are held primarily by:
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
(iv)certain current and former principals representing all of the capital invested by or on behalf of the general partners of KKR's private equity funds prior to October 1, 2009 and any returns thereon;
(v)third parties in KKR's Capital Markets business line;
(vi)holders of other exchangeable securities, which consist of vested restricted holdings units granted under the 2019 Equity Plan that are exchangeable into shares of common stock of KKR & Co. Inc.; and
(vii)third parties in KKR's insurance business including GA Rollover Investors, GA Co-Investors and third party investors in Global Atlantic's consolidated renewable energy entities.

Noncontrolling Interests held by KKR Holdings
Noncontrolling interests held by KKR Holdings consist of economic interests held by principals indirectly in KKR Group Partnership Units. Such principals receive financial benefits from KKR's business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. These financial benefits are not paid by KKR & Co. Inc. and are borne by KKR Holdings.

Notes to Financial Statements (Continued)
The following tables present the calculation of total noncontrolling interests:

	Three Months Ended March 31, 2021
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$20,570,716	$6,512,382	$27,083,098
Net income (loss) attributable to noncontrolling interests (1)	1,241,877	1,003,654	2,245,531
Other comprehensive income (loss), net of tax (2)	(581,154)	(298,234)	(879,388)
Exchange of KKR Holdings Units to Common Stock (3)	—	(56,903)	(56,903)
Equity-based and other non-cash compensation	19,882	16,434	36,316
Capital contributions	4,009,967	25	4,009,992
Capital distributions	(987,066)	(40,768)	(1,027,834)
Impact of Acquisition(4)	190,405	—	190,405
Changes in consolidation	(66,488)	—	(66,488)
Balance at the end of the period	$24,398,139	$7,136,590	$31,534,729

	Three Months Ended March 31, 2020
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$13,966,250	$5,728,634	$19,694,884
Net income (loss) attributable to noncontrolling interests (1)	(2,095,235)	(852,194)	(2,947,429)
Other comprehensive income (loss), net of tax (2)	(6,602)	(7,512)	(14,114)
Exchange of KKR Holdings Units to Common Stock (3)	—	(71,894)	(71,894)
Equity-based and other non-cash compensation	—	20,696	20,696
Capital contributions	1,120,943	23	1,120,966
Capital distributions	(484,609)	(40,047)	(524,656)
Transfer of interests under common control (5)	(21,830)	7,445	(14,385)
Balance at the end of the period	$12,478,917	$4,785,151	$17,264,068

(1)Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests held by KKR Holdings.
(2)With respect to noncontrolling interests held by KKR Holdings, calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.
(3)Calculated based on the proportion of KKR Holdings units exchanged for KKR & Co. Inc. common stock. The exchange agreement with KKR Holdings provides for the exchange of KKR Group Partnership Units held by KKR Holdings for KKR & Co. Inc. common stock.
(4)Represents other noncontrolling interests at the GA Acquisition Date. See Note 3.
(5)KKR acquired KKR Capstone on January 1, 2020. KKR Capstone was consolidated prior to January 1, 2020 and consequently, this transaction was accounted for as an equity transaction. This transaction resulted in an increase to KKR Group Partnership's equity. Accordingly, both KKR's equity and noncontrolling interests held by KKR Holdings increased for their proportionate share of the KKR Capstone equity based on their ownership in KKR Group Partnership on January 1, 2020.
Net income (loss) attributable to each of KKR & Co. Inc. common stockholders, KKR Holdings and holders of other exchangeable securities, with the exception of certain tax assets and liabilities that are directly allocable to KKR & Co. Inc., is attributed based on the percentage of the weighted average KKR Group Partnership Units directly or indirectly held by them. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings and holders of other exchangeable securities, (ii) the periodic exchange of KKR Holdings units and other exchangeable securities for KKR & Co. Inc. common stock pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the Equity Incentive Plans, equity allocations shown in the consolidated statement of changes in equity differ from their respective pro rata ownership interests in KKR's net assets.

Notes to Financial Statements (Continued)
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$3,915,367	$(4,227,953)
(-) Net income (loss) attributable to Redeemable Noncontrolling Interests	—	—
(-) Net income (loss) attributable to Noncontrolling Interests in consolidated entities and other	1,241,877	(2,095,235)
(-) Series A and B Preferred Stock Dividends	8,341	8,341
(-) Series C Mandatory Convertible Preferred Stock Dividends	17,250	—
(+) Income tax expense (benefit) attributable to KKR & Co. Inc.	462,930	(363,836)
Net income (loss) attributable to KKR & Co. Inc. Common Stockholders and KKR Holdings	$3,110,829	$(2,504,895)

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$1,003,654	$(852,194)

22. REDEEMABLE NONCONTROLLING INTERESTS

Global Atlantic has redeemable non-controlling interests related to these renewable energy entities of approximately $92 million as of March 31, 2021 as determined by the HLBV method. The estimated redemption value of redeemable non-controlling interests is calculated as the discounted cash flows subsequent to the expected flip date of the respective renewable energy entity. The flip date represents the date at which the allocation of income and cash flows among the investors in the entity is adjusted, pursuant to the redeemable non-controlling interest investors having achieved an agreed-upon return. The flip date of renewable energy partnerships determines when the redeemable non-controlling interests are eligible to be redeemed. Eligible redemption dates range from 2022 to 2027. For the redeemable non-controlling interests outstanding as of March 31, 2021, the estimated redemption value that would be due at the respective redemption dates is $7 million.

23. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of March 31, 2021, KKR had unfunded commitments consisting of $6,446.8 million to its investment funds. In addition to the uncalled commitments to KKR's investment funds, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets business line. As of March 31, 2021, these commitments amounted to $310.3 million and $965.2 million, respectively.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of March 31, 2021 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in KKR's Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
Global Atlantic has commitments to purchase or fund investments of $884 million as of March 31, 2021. These commitments include those related to commercial mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $15 million for current expected credit losses as of March 31, 2021.
In addition, Global Atlantic has entered into certain forward flow agreements to purchase loans. Global Atlantic's obligations under these agreements are subject to change, curtailment, and cancellation based on various provisions including repricing mechanics, due diligence reviews, and performance or pool quality, among other factors.

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

Global Atlantic also enters into land leases for its consolidated solar subsidiaries.

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

As of March 31, 2021, approximately $76.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their March 31, 2021 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $31.0 million of that amount from KKR Associates Holdings L.P., which is not a KKR subsidiary. As of March 31, 2021, KKR Associates Holdings L.P. had access to cash reserves sufficient to reimburse the full $31.0 million that would be due to KKR. If the investments in all carrying-paying funds were to be liquidated at zero value the clawback obligation would have been approximately $2.3 billion, and KKR would be entitled to seek reimbursement of approximately $0.9 billion of that amount from KKR Associates Holdings L.P.

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

Indemnifications and Other Guarantees
KKR may incur contingent liabilities for claims that may be made against it in the future. KKR enters into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, KKR (including KFN) and certain of KKR's investment funds have provided and provide certain indemnities relating to environmental and other matters and have provided and provide non-recourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of KKR's corporate real estate and certain real estate investments and for certain investment vehicles that KKR manages. KKR's maximum exposure under these arrangements is currently unknown and KKR's liabilities for these matters would require a claim to be made against KKR in the future.
KKR provides credit support to certain of its subsidiaries' obligations in connection with a limited number of investment vehicles that KKR manages. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions. KKR also (i) provides credit support regarding repayment and funding obligations to third-party lenders to certain of its employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and in an investment vehicle that includes third party investors and invests in KKR funds and alongside KKR funds and (ii) provides credit support to a hedge fund partnership. KKR is not a guarantor for any borrowings, credit facilities or debt securities of its Indian debt financing company.
KKR may also become liable for certain fees payable to sellers of businesses or assets if a transaction does not close, subject to certain conditions, if any, specified in the acquisition agreements for such businesses or assets.

Notes to Financial Statements (Continued)
Additionally, KKR has agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of other investment vehicles.
The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, GA FinCo is obligated to make annual payments out of available cash, guaranteed by two other Global Atlantic subsidiaries, GAFG and GAFLL, to Goldman Sachs over an approximately 25-year period totaling $214 million. As of March 31, 2021, the present value of the remaining amount to be paid is $72 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo, GAFG and GAFLL.
In lieu of funding certain investments in loan facilities to third party borrowers in cash, Global Atlantic has arranged for third-party banks to issue letters of credit on behalf of the borrowers in the amount of $20 million, as of March 31, 2021, with expiration dates between September 2021 to October 2022. Global Atlantic has available lines of credit that would allow for additional letters of credit to be issued on behalf of the borrowers, up to $270 million, as of March 31, 2021. For accounting purposes, these letters of credit are considered guarantees of certain obligations of the borrowers. If a letter of credit were drawn, Global Atlantic would be obligated to repay the issuing third-party bank, and Global Atlantic would recognize a loan receivable from the borrowers on the consolidated statements of financial condition. Global Atlantic monitors the likelihood of these letters of credit being drawn, and any related contingent obligation. As of March 31, 2021, the expected credit loss on the contingent liability associated with these letters of credit was not material.

Litigation
From time to time, KKR (including Global Atlantic) is involved in various legal proceedings, lawsuits, arbitration and claims incidental to the conduct of KKR's businesses. KKR's asset management and insurance businesses are also subject to extensive regulation, which may result in regulatory proceedings against them.
In December 2017, KKR & Co. L.P. (which is now KKR & Co. Inc.) and its Co-Chief Executive Officers were named as defendants in a lawsuit filed in Kentucky state court alleging, among other things, the violation of fiduciary and other duties in connection with certain separately managed accounts that Prisma Capital Partners LP, a former subsidiary of KKR, manages for the Kentucky Retirement Systems. Also named as defendants in the lawsuit are certain current and former trustees and officers of the Kentucky Retirement Systems, Prisma Capital Partners LP, and various other service providers to the Kentucky Retirement Systems and their related persons. KKR and other defendants’ motions to dismiss were denied by the trial court in November 2018, but in April 2019 the Kentucky Court of Appeals vacated the trial court's opinion and order denying the motions to dismiss the case for lack of standing. The decision of the Court of Appeals was appealed by plaintiffs to the Supreme Court of Kentucky. On July 9, 2020, the Supreme Court of Kentucky reversed the trial court's order and remanded the case to the trial court with direction to dismiss the complaint for lack of constitutional standing. On July 20, 2020, the Office of the Attorney General, on behalf of the Commonwealth of Kentucky, filed a motion to intervene as a plaintiff in the lawsuit and on July 21, 2020 filed a new lawsuit in the same Kentucky trial court making essentially the same allegations against the defendants, including KKR & Co. Inc. and Messrs. Kravis and Roberts. On July 29, 2020, certain private plaintiffs in the original lawsuit filed a motion to further amend their original complaint and to add new plaintiffs. On July 30, 2020, KKR and other defendants filed objections to the Attorney General’s motion to intervene. On December 28, 2020, the trial court dismissed the complaint filed by the original plaintiffs and denied their motion to amend their original complaint and add new plaintiffs, but granted the Office of the Attorney General’s motion to intervene. Some of the attorneys for the private plaintiffs in the original lawsuit have filed a new lawsuit, and a motion to intervene in the original lawsuit, on behalf of a new set of plaintiffs, who claim to be "Tier 3" members of Kentucky Retirement Systems, alleging substantially the same allegations as in the original lawsuit. In addition, the Kentucky Retirement Systems has commissioned an investigation into certain matters alleged in the Attorney General's complaint. The trial court has ordered that this investigation be completed by May 17, 2021, and the Attorney General may amend its complaint after reviewing the investigation's report within ten days of the Attorney General's receipt of it.

KKR (including Global Atlantic) currently is and expects to continue to become, from time to time, subject to examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to the SEC, Department of Justice, U.S. state attorney generals, Financial Industry Regulatory Authority ("FINRA"), the U.K. Financial Conduct Authority, Central Bank of Ireland, Monetary Authority of Singapore, U.S. state insurance regulatory authorities, and the Bermuda Monetary Authority. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings or fines against KKR or its personnel.

Notes to Financial Statements (Continued)
Moreover, in the ordinary course of business, KKR (including Global Atlantic) is and can be both the defendant and the plaintiff in numerous lawsuits with respect to acquisitions, bankruptcy, insolvency and other events. Such lawsuits may involve claims that adversely affect the value of certain investments owned by KKR's funds and Global Atlantic's insurance companies.
KKR establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters may be subject to many uncertainties, including among others: (i) the proceedings may be in early stages; (ii) damages sought may be unspecified, unsupportable, unexplained or uncertain; (iii) discovery may not have been started or is incomplete; (iv) there may be uncertainty as to the outcome of pending appeals or motions; (v) there may be significant factual issues to be resolved or (vi) there may be novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. In addition, loss contingencies may be, in part or in whole, subject to insurance or other payments such as contributions and/or indemnity, which may reduce any ultimate loss. KKR has included in its financial statements the reserve for regulatory, litigation and related matters that Global Atlantic includes in its financial statements, including with respect to matters arising from the conversion of life insurance policies from systems previously managed by Athene Holdings Limited to the platform of one of Global Atlantic's third party service providers, Alliance-One, a subsidiary of DXC Technology Company.
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
Other Financing arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated captive reinsurers. Total fees expensed associated with these credit facilities were $4 million for the three months ended March 31, 2021, and are included in insurance expenses in the consolidated statements of operations. As of March 31, 2021, the total capacity of the financing arrangements with third parties was $1.9 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of March 31, 2021.

Notes to Financial Statements (Continued)
24. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.145 per share of common stock of KKR & Co. Inc. was announced on May 4, 2021, and will be paid on June 1, 2021 to common stockholders of record as of the close of business on May 17, 2021. KKR Holdings will receive its pro rata share of the distribution from KKR Group Partnership.
Preferred Stock Dividends
A dividend of $0.421875 per share of Series A Preferred Stock has been declared as announced on May 4, 2021 and set aside for payment on June 15, 2021 to holders of record of Series A Preferred Stock as of the close of business on June 1, 2021.
A dividend of $0.406250 per share of Series B Preferred Stock has been declared as announced on May 4, 2021 and set aside for payment on June 15, 2021 to holders of record of Series B Preferred Stock as of the close of business on June 1, 2021.
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared as announced on May 4, 2021 and set aside for payment on June 15, 2021 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on June 1, 2021.

Preferred Stock Redemption

On May 4, 2021, KKR provided notice to holders of its outstanding Series A Preferred Stock that it has elected to redeem in full such series of preferred stock on June 15, 2021 at a redemption price per share equal to the $25.00 liquidation preference plus declared and unpaid dividends, if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. Inc., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021 (our "Annual Report"), including the audited consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-looking Statements" and "Business Environment" in this report and our Annual Report and "Risk Factors" in our Annual Report, and our other filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements.

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

References herein to "KKR," "we," "us" and "our" refer to KKR & Co. Inc. and its subsidiaries, including The Global Atlantic Financial Group LLC ("TGAFG" and, together with its subsidiaries, "Global Atlantic"), unless the context requires otherwise.

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
    Our asset management business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our funds, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 375 private equity investments in portfolio companies with a total transaction value in excess of $650 billion as of March 31, 2021. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, capital markets, infrastructure, energy, real estate, growth equity, core and impact investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
    We seek to work proactively and collaboratively as one firm across business lines, departments, and geographies, as appropriate, to achieve what we believe are the best results for our funds and other clients and the firm. Through our offices around the world, we have a pre-eminent global integrated platform for sourcing transactions, raising capital and carrying out capital markets activities. Our growth has been driven by value that we have created through our operationally focused investment approach, the expansion of our existing businesses, our entry into new lines of business, innovation in the products that we offer investors in our funds, an increased focus on providing tailored solutions to our clients and the integration of capital markets distribution activities.
    As an asset management firm, we earn management, monitoring, transaction and incentive fees and carried interest for providing investment management, monitoring and other services to our funds, vehicles, CLOs, managed accounts and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income by investing our own capital alongside that of our fund investors, from other assets on our balance sheet and from the carried interest we receive from our funds and other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested. Beginning in the first quarter of 2021, we also earn our share of income generated by Global Atlantic.
    Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration As of March 31, 2021, 87% of our capital is not subject to redemption for at least 8 years from inception and 42% of our capital is from strategic investor partnerships and investment funds and vehicles that have an indefinite term and for which there is no immediate requirement to return invested capital to investors upon realization of investments. This capital provides us with significant flexibility to increase the value of the investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021. In connection with the acquisition, KKR also became the investment manager for Global Atlantic's insurance companies. Global Atlantic is a leading U.S. annuity and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of March 31, 2021, Global Atlantic served over two million policyholders. As a result of this acquisition, Global Atlantic's assets and operations have been consolidated with our operating results from and after February 1, 2021. Comparability of KKR's results for periods prior and subsequent to the Global Atlantic acquisition may accordingly be limited.
Our Business

In connection with the acquisition of Global Atlantic on February 1, 2021, we organized our business into two segments: Asset Management and Insurance. The Asset Management segment reflects KKR's historical operations, and the Insurance segment represents Global Atlantic's operations. We operate our asset management business in four business lines: (1) Private Markets, (2) Public Markets, (3) Capital Markets and (4) Principal Activities. Our insurance business is operated by Global Atlantic. Information about our asset management business lines below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. KKR became the investment adviser for Global Atlantic's insurance companies on February 1, 2021.

Asset Management - Private Markets

    Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity (including impact) and core investments. We also manage and sponsor investment funds that invest capital in real assets, such as real estate, infrastructure and energy. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of March 31, 2021, our Private Markets business line had $177.7 billion of AUM, consisting of $111.0 billion in private equity (including growth equity, impact and core investments), $49.7 billion in real assets (including real estate, infrastructure and energy) and $17.0 billion in other related strategies.

    The table below presents information as of March 31, 2021, relating to our investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect additional capital raised, acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2021.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest

Private Equity and Growth Equity Funds
Americas Fund XII	1/2017	1/2023	$13,500.0	$5,574.7	5.8%	$8,354.5	$951.0	$8,193.6	$18,878.4	$1,818.1
North America Fund XI	9/2012	1/2017	8,718.4	429.8	2.9%	9,733.0	12,932.9	4,499.7	9,557.8	946.6
2006 Fund (4)	9/2006	9/2012	17,642.2	247.4	2.1%	17,309.3	32,646.5	2,440.0	4,900.4	502.8
Millennium Fund (4)	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	14,123.1	—	6.1	1.3
European Fund V	3/2019	7/2025	6,429.0	3,824.1	1.8%	2,604.9	111.0	2,604.9	3,200.3	83.4
European Fund IV	12/2014	3/2019	3,517.2	67.5	5.7%	3,578.1	3,092.2	2,349.3	4,080.9	310.1
European Fund III (4)	3/2008	3/2014	5,514.7	154.9	5.2%	5,359.8	10,602.2	254.4	235.4	(13.5)
European Fund II (4)	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	8,507.4	—	34.3	(0.2)
Asian Fund IV	7/2020	7/2026	14,734.7	14,734.7	6.8%	—	—	—	—	—
Asian Fund III	4/2017	7/2020	9,000.0	3,021.2	5.6%	6,338.2	1,261.1	5,941.6	10,178.7	778.1
Asian Fund II	4/2013	4/2017	5,825.0	3.1	1.3%	6,839.3	5,189.9	3,733.5	5,547.3	362.3
Asian Fund (4)	7/2007	4/2013	3,983.3	—	2.5%	3,974.3	8,723.3	17.1	28.7	4.2
China Growth Fund (4)	11/2010	11/2016	1,010.0	—	1.0%	1,010.0	903.9	389.3	403.1	0.9
Next Generation Technology Growth Fund II	12/2019	12/2025	2,088.3	1,205.8	7.2%	944.7	62.2	920.6	1,357.3	74.0
Next Generation Technology Growth Fund	3/2016	12/2019	658.9	3.5	22.5%	663.3	401.8	494.0	1,651.2	130.2
Health Care Strategic Growth Fund	12/2016	12/2021	1,331.0	713.7	11.3%	747.4	196.0	643.8	1,137.5	73.0
Global Impact Fund	2/2019	2/2025	1,242.2	715.3	8.1%	552.1	25.3	533.0	759.3	35.9
Private Equity and Growth Equity Funds			106,945.7	30,695.7		79,759.7	99,729.8	33,014.8	61,956.7	5,107.2

Co-Investment Vehicles and Other	Various	Various	13,977.7	6,027.6	Various	8,158.5	5,861.1	5,417.1	8,361.6	1,203.3
Core Investment Vehicles	Various	Various	10,807.0	3,118.6	32.7%	7,688.4	—	7,688.4	11,531.4	99.9

Total Private Equity, Growth Equity and Core Funds			131,730.4	39,841.9		95,606.6	105,590.9	46,120.3	81,849.7	6,410.4

Real Assets
Energy Income and Growth Fund II	6/2018	8/2021	994.2	566.2	20.1%	488.9	60.9	429.5	522.4	4.9
Energy Income and Growth Fund	9/2013	6/2018	1,974.2	—	12.9%	1,967.9	838.0	1,236.2	1,020.4	—
Natural Resources Fund (4)	Various	Various	887.4	—	Various	887.4	123.2	193.9	73.1	—
Global Energy Opportunities	Various	Various	914.1	63.4	Various	518.4	146.4	343.8	217.1	—
Global Infrastructure Investors III	6/2018	6/2024	7,199.1	4,012.5	3.8%	3,421.5	234.9	3,359.8	3,512.7	—
Global Infrastructure Investors II	10/2014	6/2018	3,040.8	121.8	4.1%	3,158.9	2,843.4	1,992.3	3,028.1	108.1
Global Infrastructure Investors	9/2011	10/2014	1,040.2	25.1	4.8%	1,046.8	2,191.5	26.8	36.5	3.2
Asia Pacific Infrastructure Investors	1/2020	1/2026	3,791.6	2,976.8	6.6%	814.8	—	814.8	939.9	16.1
Real Estate Partners Americas III	12/2020	1/2025	2,529.1	2,529.1	11.8%	—	—	—	—	—
Real Estate Partners Americas II	5/2017	12/2020	1,921.2	404.2	7.8%	1,753.1	568.3	1,469.6	1,726.2	59.9
Real Estate Partners Americas	5/2013	5/2017	1,229.1	146.0	16.3%	1,013.0	1,365.7	187.2	82.7	(1.0)
Real Estate Partners Europe	9/2015	12/2019	714.5	178.3	9.1%	612.0	359.0	398.0	501.5	19.2
Asia Real Estate Partners	6/2019	6/2023	1,682.4	1,458.3	14.9%	224.1	—	224.1	246.8	—
Real Estate Credit Opportunity Partners II	4/2019	6/2022	950.0	564.3	5.3%	385.7	18.5	385.7	396.6	—
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130.0	122.2	4.4%	1,007.8	254.9	1,007.8	941.7	—
Property Partners Americas	12/2019	(5)	2,012.5	1,074.7	24.8%	937.8	17.4	937.8	998.5	2.9
Co-Investment Vehicles and Other	Various	Various	7,399.7	3,507.7	Various	3,953.7	1,013.4	3,892.4	4,134.2	7.2
Total Real Assets			39,410.1	17,750.6		22,191.8	10,035.5	16,899.7	18,378.4	220.5

Other
Unallocated Commitments (6)			753.8	753.8	Various	—	—	—	—	—

Private Markets Total			$171,894.3	$58,346.3		$117,798.4	$115,626.4	$63,020.0	$100,228.1	$6,630.9

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
(2)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on March 31, 2021, in the case of uncalled commitments.
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
(5)Open ended fund.
(6)"Unallocated Commitments" represent unallocated commitments from our strategic investor partnerships.

The table below presents information as of March 31, 2021, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since March 31, 2021, or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	14,123.1	6.1	14,129.2	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,750.8	5,750.8	8,507.4	34.3	8,541.7	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,309.3	32,646.5	4,900.4	37,546.9	12.0%	9.4%	2.2
Asian Fund (2007)	3,983.3	3,974.3	8,723.3	28.7	8,752.0	18.9%	13.7%	2.2
European Fund III (2008) (2)	5,514.7	5,359.8	10,602.2	235.4	10,837.6	16.6%	11.5%	2.0
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	199.6	—	199.6	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010.0	1,010.0	903.9	403.1	1,307.0	6.6%	2.3%	1.3
Natural Resources Fund (2010)	887.4	887.4	123.2	73.1	196.3	(25.3)%	(27.1)%	0.2
Global Infrastructure Investors (2011) (2)	1,040.2	1,046.8	2,191.5	36.5	2,228.0	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718.4	9,733.0	12,932.9	9,557.8	22,490.7	23.6%	18.9%	2.3
Asian Fund II (2013)	5,825.0	6,839.3	5,189.9	5,547.3	10,737.2	13.8%	10.1%	1.6
Real Estate Partners Americas (2013)	1,229.1	1,013.0	1,365.7	82.7	1,448.4	16.4%	11.6%	1.4
Energy Income and Growth Fund (2013)	1,974.2	1,967.9	838.0	1,020.4	1,858.4	(1.6)%	(4.0)%	0.9
Global Infrastructure Investors II (2014) (2)	3,040.8	3,158.9	2,843.4	3,028.1	5,871.5	21.5%	18.7%	1.9
European Fund IV (2015) (2)	3,517.2	3,578.1	3,092.2	4,080.9	7,173.1	26.5%	20.9%	2.0
Real Estate Partners Europe (2015) (2)	714.5	612.0	359.0	501.5	860.5	15.3%	10.8%	1.4
Next Generation Technology Growth Fund (2016)	658.9	663.3	401.8	1,651.2	2,053.0	48.0%	41.2%	3.1
Health Care Strategic Growth Fund (2016)	1,331.0	747.4	196.0	1,137.5	1,333.5	54.7%	35.0%	1.8
Americas Fund XII (2017)	13,500.0	8,354.5	951.0	18,878.4	19,829.4	49.4%	40.2%	2.4
Real Estate Credit Opportunity Partners (2017)	1,130.0	1,007.8	254.9	941.7	1,196.6	6.9%	5.7%	1.2
Core Investment Vehicles (2017)	10,807.0	7,688.4	—	11,531.4	11,531.4	22.5%	21.1%	1.5
Asian Fund III (2017)	9,000.0	6,338.2	1,261.1	10,178.7	11,439.8	43.6%	33.5%	1.8
Real Estate Partners Americas II (2017)	1,921.2	1,753.1	568.3	1,726.2	2,294.5	22.7%	17.6%	1.3
Global Infrastructure Investors III (2018) (2)	7,199.1	3,421.5	234.9	3,512.7	3,747.6	7.3%	3.4%	1.1
Global Impact Fund (2019)	1,242.2	552.1	25.3	759.3	784.6	69.0%	45.0%	1.4
European Fund V (2019) (2)(3)	6,429.0	2,604.9	111.0	3,200.3	3,311.3	—	—	—
Energy Income and Growth Fund II (2019) (3)	994.2	488.9	60.9	522.4	583.3	—	—	—
Next Generation Technology Growth Fund II (2019) (3)	2,088.3	944.7	62.2	1,357.3	1,419.5	—	—	—
Asia Pacific Infrastructure Investors (2019) (3)	3,791.6	814.8	—	939.9	939.9	—	—	—
Real Estate Credit Opportunity Partners II (2019) (3)	950.0	385.7	18.5	396.6	415.1	—	—	—
Asian Fund IV (2020) (3)	14,734.7	—	—	—	—	—	—	—
Asia Real Estate Partners (2020) (3)	1,682.4	224.1	—	246.8	246.8	—	—	—
Real Estate Partners Americas III (2021) (3)	2,529.1	—	—	—	—	—	—	—
Subtotal - Included Funds	150,117.7	107,511.2	117,545.4	86,516.7	204,062.1	16.7%	12.8%	1.9

All Funds	$166,592.2	$123,985.7	$167,814.7	$86,516.7	$254,331.4	25.6%	18.8%	2.1

(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction").
(2)The following table presents information regarding investment funds with euro-denominated commitments. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on March 31, 2021, in the case of unfunded commitments.

Private Markets Investment Funds	Commitment (€ in millions)
European Fund	€196.5
European Fund II	€2,597.5
European Fund III	€2,882.8
E2 Investors (Annex Fund)	€55.5
Global Infrastructure Investors	€30.0
Global Infrastructure Investors II	€243.8
European Fund IV	€1,626.1
Real Estate Partners Europe	€276.6
Global Infrastructure Investors III	€987.0
European Fund V	€2,144.2
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to March 31, 2021. None of the European Fund V, Energy Income and Growth Fund II, Next Generation Technology Growth Fund II, Asia Pacific Infrastructure Investors, Real Estate Credit Opportunities Partners II, Asian Fund IV, Asia Real Estate Partners, Real Estate Partners Americas III, or Property Partners Americas, has invested for at least 24 months as of March 31, 2021. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.
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

Asset Management - Public Markets

    Through our Public Markets business line, we operate our credit and hedge funds platforms on a combined basis. Our credit business invests capital in (i) leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations or dislocation strategies and private credit strategies such as direct lending and private opportunistic credit (including mezzanine and asset-based finance) investment strategies. The funds, CLOs, separately managed accounts, investment companies registered under the Investment Company Act of 1940 (the "Investment Company Act") and alternative investment funds ("AIFs") in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland ("CBI"), and KKR Credit Advisors (Singapore) Pte. Ltd., which is regulated by the Monetary Authority of Singapore and also registered with the SEC. Our business development company ("BDC") platform consists of BDCs advised by FS/KKR Advisor, LLC ("FS/KKR Advisor"), which is an investment adviser jointly owned by KKR and Franklin Square Holdings, L.P. ("FS Investments"). Our Public Markets business line also includes our hedge funds platform, which consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "hedge fund partnerships"). Our hedge fund partnerships offer a variety of investment strategies, including equity hedge funds, hedge fund-of-funds and credit hedge funds.
As of March 31, 2021, our Public Markets business line had $189.7 billion of AUM, comprised of $98.2 billion of assets managed in our leveraged credit strategies (which include $6.8 billion of assets managed in our opportunistic credit strategy and $2.0 billion of assets managed in our revolving credit strategy), $7.6 billion of assets managed in our special situations or dislocation strategies, $57.9 billion of assets managed in our private credit strategies, $24.8 billion of assets managed through our hedge fund platform, and $1.2 billion of assets managed in other strategies. Our private credit strategies include $17.4 billion of assets managed in our direct lending strategy, $7.3 billion of assets managed in our private opportunistic credit strategy and $33.3 billion of assets managed in other private credit strategies. Our BDC platform has approximately $15.3 billion in combined assets under management, which are reflected in the AUM of our leveraged credit strategies and alternative credit strategies above. We report all of the assets under management of the BDCs in our BDC platform. We report only a pro rata portion of the AUM in our strategic partnership with third-party hedge fund managers based on KKR's percentage ownership in them.
Credit

Performance
We generally review our performance in our credit business by investment strategy.
Our leveraged credit strategies principally invest through separately managed accounts, BDCs, CLOs and investment funds. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to March 31, 2021. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.49%	6.88%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	5.98%
Opportunistic Credit (3)	May 2008	11.61%	9.80%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	6.27%
Bank Loans	Apr 2011	5.30%	4.72%	S&P/LSTA Loan Index (4)	4.25%
High-Yield	Apr 2011	7.06%	6.48%	BoAML HY Master II Index (5)	6.31%
Bank Loans Conservative	Apr 2011	4.51%	3.93%	S&P/LSTA BB-B Loan Index (6)	4.24%
European Leveraged Loans (7)	Sep 2009	4.73%	4.21%	CS Inst West European Leveraged Loan Index (8)	3.64%
High-Yield Conservative	Apr 2011	6.33%	5.76%	BoAML HY BB-B Constrained (9)	6.27%
European Credit Opportunities (7)	Sept 2007	5.79%	4.85%	S&P European Leveraged Loans (All Loans) (10)	4.17%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

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
(11)This strategy has not called any capital as of March 31, 2021. As a result, the gross and net return performance measures are not meaningful and are not included above.
Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDCs and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to March 31, 2021. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Dislocation Opportunities Fund	May 2020	$2,831.0	$1,017.4	$40.9	$1,192.1	$1,233.0	N/A	N/A	N/A	$25.5
Special Situations Fund II	Dec 2014	3,524.7	3,225.2	1,135.4	2,574.9	3,710.3	5.0%	3.0%	1.2	—
Special Situations Fund	Dec 2012	2,274.3	2,273.2	1,552.4	595.3	2,147.7	(1.4)%	(3.4)%	0.9	—
Mezzanine Partners	Mar 2010	1,022.8	989.6	1,093.7	224.9	1,318.6	9.8%	6.6%	1.3	(20.0)
Private Credit Opportunities Partners II	Dec 2015	2,245.1	1,442.1	320.6	1,367.2	1,687.8	6.7%	5.1%	1.2	—
Lending Partners III	Apr 2017	1,497.8	990.7	213.2	1,054.4	1,267.6	18.1%	15.0%	1.3	21.4
Lending Partners II	Jun 2014	1,335.9	1,179.1	1,100.7	207.6	1,308.3	4.1%	2.8%	1.1	—
Lending Partners	Dec 2011	460.2	407.2	450.7	13.9	464.6	4.0%	2.3%	1.1	—
Lending Partners Europe II	Jun 2019	836.6	317.6	19.8	349.6	369.4	N/A	N/A	N/A	1.3
Lending Partners Europe	Mar 2015	847.6	635.3	261.1	359.6	620.7	(1.1)%	(3.8)%	1.0	—
Other Alternative Credit Vehicles	Various	11,149.1	6,024.6	3,841.8	4,098.0	7,939.8	N/A	N/A	N/A	121.5
Unallocated Commitments(4)	Various	124.3	—	—	—	—	N/A	N/A	N/A	—
All Funds		$28,149.4	$18,502.0	$10,030.3	$12,037.5	$22,067.8				$149.7
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

Public Markets AUM and Vehicle Structures

    The table below presents information as of March 31, 2021, based on the investment funds, vehicles or accounts offered by our Public Markets business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$77,433	$75,614	0.15% - 1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	19,101	19,102	0.40% - 0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	96,534	94,716

Alternative Credit: (3)
Special Situations	7,803	4,254	0.50% - 1.75% (4)	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (2)
Private Credit	45,222	40,274	0.30% - 1.50%	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (2)
Total Alternative Credit	53,025	44,528

Hedge Funds (5)	24,822	24,822	0.50% - 2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	15,341	15,341	0.60%	8.00%	7.00%	Indefinite
Total	$189,722	$179,407

(1)Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share up to 20% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds and vehicles to regain prior losses before any performance fee is earned.
(2)Duration of capital is measured from inception. Inception dates for CLOs were between 2013 and 2021 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2021.
(3)Our alternative credit funds generally have investment periods of three to five years and our newer alternative credit funds generally earn fees on invested capital during the investment period.
(4)Lower fees on uninvested capital in certain vehicles.
(5)Hedge Funds represent KKR's pro rata portion of AUM and FPAUM of our hedge fund partnerships.
(6)Consists of our BDC platform advised by FS/KKR Advisor. We report all of the AUM of the BDCs in our AUM and FPAUM.

Asset Management - Capital Markets

Our Capital Markets business line is comprised of our global capital markets business, which is integrated with KKR's asset management business lines, and serves our firm, our funds, our portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings, and providing other types of capital markets services that may result in the firm receiving fees, including underwriting, placement, transaction and syndication fees, commissions, underwriting discounts, interest payments and other compensation, which may be payable in cash or securities, in respect of the activities described above.

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

Asset Management - Principal Activities
Through our Principal Activities business line, we manage the firm's own assets on our balance sheet and deploy capital to support and grow our asset management business lines. Typically, the funds in our Private Markets and Public Markets business lines contractually require us, as general partner of the funds, to make sizable capital commitments from time to time. We believe making general partner commitments assists us in raising new funds from limited partners by demonstrating our conviction in a given fund's strategy. We also use our balance sheet to bridge investment activity during fundraising by seeding investments for new funds and also to acquire investments in order to help establish a track record for fundraising in new strategies. We also use our own capital to bridge capital selectively for our funds' investments or finance strategic acquisitions and partnerships, although the financial results of an acquired business or hedge fund partnership may be reported in our other business lines.
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
The chart below presents the holdings of our Principal Activities business line by asset class as of March 31, 2021:
Holdings by Asset Class (1)

Growth 11%
Energy 5%
Core 21%
Real Estate 8%
Infrastructure 4%
Leveraged Credit 6%
Alternative Credit 5%
Other 5%
Private Equity 34%

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

Insurance - Global Atlantic

Our insurance business is operated by Global Atlantic, which we acquired on February 1, 2021. KKR owns all of the voting interests in Global Atlantic and a 61.1% economic interest in Global Atlantic as of the closing of the acquisition, which economic interest is subject to change based on post-closing purchase price adjustments. The balance of Global Atlantic is owned by third-party investors and Global Atlantic employees. Following the Global Atlantic acquisition, Global Atlantic continues to operate as a separate business with its existing brands and management team. Beginning with the first quarter of 2021, we present Global Atlantic's financial results as a separate reportable segment.

Global Atlantic is a leading U.S. annuity and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic has made the strategic decision to focus on target markets that it believes supports issuing products that have attractive risk and return characteristics. These markets allow Global Atlantic to leverage its strength in distribution and to deploy capital opportunistically across market conditions.

Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of March 31, 2021, Global Atlantic served over two million policyholders.

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

During the period ended March 31, 2021, the United States continued to show signs of economic improvement, primarily driven by fiscal and monetary support and its vaccine rollout program. In the United States, real GDP is estimated to have expanded by 5.4% at a seasonally adjusted annualized rate in the quarter ended March 31, 2021, compared to an expansion of 4.3% at a seasonally adjusted annualized rate in the quarter ended December 31, 2021; the U.S. unemployment rate was 6.0% as of March 31, 2021, down from 6.7% as of December 31, 2020; the U.S. core consumer price index was 1.6% on a year-over-year basis as of March 31, 2021, flat from 1.6% on a year-over-year basis as of December 31, 2020; and the effective federal funds rate set by the U.S. Federal Reserve was 0.1% as of March 31, 2021, flat from 0.1% as of December 31, 2020.
During the period ended March 31, 2021, the Euro Area continued to face economic challenges. In the Euro Area, real GDP is estimated to have contracted by 0.8% on a seasonally adjusted quarter-over-quarter basis in the quarter ended March 31, 2021 compared to a contraction of 0.7% on a seasonally adjusted quarter-over-quarter basis in the quarter ended December 31, 2020; the Euro Area unemployment is estimated to have been 8.3% as of March 31, 2021, slightly up from 8.2% as of December 31, 2020; Euro Area core inflation was 0.9% on a year-over-year basis as of March 31, 2021, up from 0.2% on a year-over-year basis as of December 31, 2020; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of March 31, 2021, unchanged from December 31, 2020.
During the period ended March 31, 2021, in Asia, Japan's economy continued to suffer economic contraction. In Japan, real GDP growth for the quarter ended March 31, 2021 is estimated to be -4.20% on a seasonally adjusted quarter-over-quarter basis, down from 11.7% as of December 31, 2020 on a seasonally adjusted quarter-over-quarter basis. Inflation in Japan rose to 0.3% as of March 31, 2021, up from -0.4% as of December 31, 2020. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of March 31, 2021, unchanged from December 31, 2020. In China, signs of growth continued to emerge but at a slower pace than in the second half of 2020. Reported real GDP in China grew by 0.6% on a seasonally adjusted quarter-over-quarter basis in the quarter ended March 31, 2021, compared to 3.2% reported for the quarter ended December 31, 2020. Reported inflation in China was 0.3% as of March 31, 2021, down from 0.4% as of December 31, 2020.
These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. Other key issues include (i) political uncertainty caused by, among other things, economic nationalist sentiments, tensions surrounding socioeconomic inequality issues, and the at-times partisan nature of U.S. government administration, which has potentially global ramifications with regards to policy, (ii) geopolitical uncertainty such as U.S.-China relations, (iii) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, and stimulus programs/rising levels of debt, (iv) volatility or downturn in stock and credit markets, (v) any unexpected shift in central banks' monetary policies, (vi) technological advancements and innovations that may disrupt marketplaces and businesses, and (vii) further developments regarding COVID-19, including the spread of variants that may hinder the success of the vaccines and the ability to vaccinate sufficient segments of the global population. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition," in our Annual Report.
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

With respect to our insurance business, fluctuations in market interest rates can expose Global Atlantic to the risk of reduced income in respect of its investment portfolio, increases in the cost of acquiring or maintaining its insurance liabilities, increases in the cost of hedging, or other fluctuations in Global Atlantic's financial, capital and operating profile which materially and adversely affect the business. Higher interest rates, periods of changes in rates and lower rates each may result in differing impacts on Global Atlantic’s business. See "Risk Factors—Risks Related to Global Atlantic— Interest rate fluctuations and sustained periods of low or high interest rates could adversely affect Global Atlantic’s business, financial condition, liquidity, results of operations, cash flows and prospects.

In our asset management business, many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended March 31, 2021, global equity markets were positive, with the S&P 500 up 6.2% and the MSCI World Index up 5.0% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 19.4 as of March 31, 2021, decreasing from 22.8 as of December 31, 2020. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report and see also "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report. In our insurance business, a change in equity prices also impacts Global Atlantic’s equity-sensitive annuity and life insurance products, including with respect to hedging costs related to and fee-income earned on those products.
Many of our investments, particularly in asset management, are in non-investment grade credit instruments, and, particularly in insurance, in investment grade credit instruments. Our funds, our portfolio companies and Global Atlantic also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income.

Due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightening credit spreads are generally expected to lead to an increase, and widening credit spreads are generally expected to lead to a decrease, in the value of these credit investments, if not offset by hedging or other factors. In addition, the significant widening of credit spreads is also typically expected to negatively impact equity markets, which in turn would negatively impact our portfolio and us as noted above. Conversely, widening credit spreads may have a positive impact on our insurance business, as the margin Global Atlantic is able to earn between crediting rates offered on its insurance products and the investment income it earns from its credit investments should increase, and tightening credit spreads may negatively impact the pricing and therefore competitiveness of Global Atlantic’s products, adversely impacting sales and growth, or may negatively impact the margins that Global Atlantic earns on sales and transactions.
During the quarter ended March 31, 2021, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) contracted by 6 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) contracted by 50 basis points. The non-investment grade credit indices were up during the quarter ended March 31, 2021, with the S&P/LSTA Leveraged Loan Index up 1.8% and the BAML US High Yield Index up 0.9%. During the quarter ended March 31, 2021, 10-year government bond yields rose 83 basis points in the United States, rose 65 basis points in the United Kingdom, rose 28 basis points in Germany, rose 5 basis points in China, and rose 7 basis point in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" in our Annual Report and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report.

For further discussion of the impact of global credit markets on our financial condition and results of operations, see "Risk Factors—Risks Related to the Assets We Manage—Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or to refinance existing debt and may increase the cost of such financing or refinancing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income," "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" and "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" and "Risk Factors—Risks Related to Global Atlantic—Interest rate fluctuations and sustained periods of low or high interest rates could adversely affect Global Atlantic’s business, financial condition, liquidity, results of operations, cash flows and prospects" in our Annual Report. For a further discussion of our valuation methods, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report.
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended March 31, 2021, the euro fell 4.0%, the British pound rose 0.8%, the Japanese yen fell 6.7%, and the Chinese renminbi fell 0.4%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk" in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended March 31, 2021, the 3-year forward price of WTI crude oil increased approximately 9%, and the 3-year forward price of natural gas increased approximately 4%. The 3-year forward price of WTI crude oil increased from approximately $46 per barrel to $50 per barrel, and the 3-year forward price of natural gas increased from approximately $2.47 per mcf to $2.56 per mcf as of December 31, 2020 and March 31, 2021, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In addition, because we hold certain energy real asset investments on our balance sheet, price movements can have an amplified impact on our financial results, to the extent unhedged, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and see also "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report.

Following the significant volatility experienced in 2020, oil prices continued to recover during the first quarter alongside improving global demand. We expect downward price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given those commodity prices are an input in our valuation models. However, due to near-term commodity derivative transactions, we expect long-term oil and natural gas prices to be a more significant driver of the valuation of our energy investments in asset management than spot prices. As of March 31, 2021, energy investments in oil and gas assets make up approximately 1% of our assets under management, 1% of our total GAAP assets and 1% of our total segment assets.

Business Conditions
Our operating revenues consist of fees, performance income and investment income.
Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as attractive means for capital appreciation or income. In addition, our ability to attract new capital and investors in our insurance business is driven, in part, by the extent to which they continue to see the life and annuity insurance industry generally, and in certain cases our re-insurance vehicles, as attractive means for capital appreciation or income. Since 2010, we have expanded into strategies such as real assets, credit, core, impact and, through hedge fund partnerships, hedge funds, and most recently, insurance. In several of our asset management strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Asian Fund IV, Americas Fund XII, European Fund V, Real Estate Partners Americas II, Global Infrastructure Investors III and Next Generation Technology Growth Fund II exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship investment funds or vehicles or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" in our Annual Report.
Our ability to successfully deploy capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital available to us as well as our participation in capital markets transactions. Greater competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Additionally, because we seek to make investments that have an ability to achieve our targeted returns while taking on a reasonable level of risk, we may experience periods of reduced investment activity. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. Reduced levels of transaction activity also tends to result in reduced potential future investment gains, lower transaction fees and lower fees for our capital markets business line, which may earn fees in the syndication of equity or debt. In our insurance business, we deploy capital by investing in assets that are anticipated to generate net investment income in excess of the net cost of insurance. If we are unable to originate or source attractive investments, the success and growth in revenues of our insurance business will be adversely impacted. See “Risk Factors—Risks Related to the Assets We Manage—Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or to refinance existing debt and may increase the cost of such financing or refinancing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income” in our Annual Report.
Our ability to realize investments. Challenging market and economic conditions may adversely affect our ability to exit and realize value from our investments and result in lower-than-expected returns. Although the equity markets are not the only means by which we exit investments from our funds, the strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in the portfolio companies of our funds in a timely manner. We may also realize investments through strategic sales. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our investments. In our insurance business, we depend on the ability of our investments to generate their anticipated returns, through the payment of interest and dividends and interest as well as return of principal, in the amounts and at the times that we expect them to be made in order to manage our obligations to make payments to our policyholders. If policyholder behavior differs from our expectations, we may be forced to sell our investments earlier than we anticipated and during market conditions where we may realized losses on the investment. In addition, material delays in payments or impairments to our anticipated investment returns could have material adverse affects to our results of operations. For additional information about how business environment and market conditions affect Global Atlantic, see "—Global Atlantic's Investment Portfolio."

Basis of Accounting

We consolidate the financial results of KKR Group Partnership and its consolidated entities, which include the accounts of our investment advisers, broker-dealers, Global Atlantic’s insurance companies, the general partners of certain unconsolidated investment funds, general partners of consolidated investment funds and their respective consolidated investment funds and certain other entities including certain CLOs and CMBS. We refer to CLOs and CMBS as collateralized financing entities ("CFEs").

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

The presentations in the financial statements reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered approach for the financial statements presentations in this Management's Discussion and Analysis. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations. KKR believes that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR (other than the insurance companies that issued them). If a traditional aggregated presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations but would reduce transparency. KKR also believes that using a traditional aggregated presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report. We acquired Global Atlantic on February 1, 2021; accordingly, the results of Global Atlantic's insurance operations included in our condensed consolidated results of operations are from February 1, 2021 (the closing date of the acquisition) through March 31, 2021.
All the intercompany transactions have been eliminated.

For a further discussion of our consolidation policies, see Note 2 "Summary of Significant Accounting Policies" to our financial statements included elsewhere in this report. The summary of the significant accounting policies has been organized considering the two-tiered approach described above and includes a section for common accounting policies and an accounting policy section for each of the two tiers when a policy is specific to one of the tiers.

Key Financial Measures Under GAAP - Asset Management

The following discussion of key financial measures under GAAP is based on KKR's asset management business as of March 31, 2021.

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

Capital Allocation-Based Income (Loss)
Capital allocation-based income (loss) is earned from those arrangements whereby KKR serves as general partner and includes income or loss from KKR's capital interest as well as "carried interest" which entitles KKR to a disproportionate allocation of investment income or loss from an investment fund's limited partners.
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
Beginning in 2021, we expect to pay our employees by assigning a percentage range to each component of distributable revenues. Based on the current components and blend of our distributable revenues on an annual basis, we expect to use approximately 20‐25% of fee revenues, 60‐70% of realized carried interest and 10‐20% of realized investment income and hedge fund partnership incentive fees to pay our asset management employees. Because these ranges are applied to applicable distributable revenue components independently, and on an annual basis, the amount paid as a percentage of total distributable revenues will vary and will, for example, likely be higher in a period with relatively higher realized carried interest and lower in a period with relatively lower realized carried interest. We decide whether to pay a discretionary cash bonus and determines the percentage of applicable revenue components to pay compensation only upon the occurrence of the realization event. There is no contractual or other binding obligation that requires us to pay a discretionary cash bonus to the asset management employees, except in limited circumstances.

Assuming that we had accrued compensation of (i) 65% of the unrealized carried interest earned by the funds that allocate 40% and 43% to the carry pool and (ii) 15% of the unrealized gains in our Principal Activities business line (in each case at the mid-point of the ranges above), KKR & Co. Inc. Stockholders’ Equity – Series I and II Preferred, Common Stock as of March 31, 2021 would have been reduced by approximately $1.99 per share, compared to our reported $22.62 per share on such date, and our book value as of March 31, 2021 would have been reduced by approximately $2.12 per adjusted share, compared to our reported book value of $ 25.84 per adjusted share on such date.
Carry Pool Allocation
With respect to our funds that provide for carried interest, we allocate a portion of the realized and unrealized carried interest that we earn to a carry pool established at KKR Associates Holdings L.P., which is not a KKR subsidiary, from which our asset management employees and certain other carry pool participants are eligible to receive a carried interest allocation. The allocation is determined based upon a fixed arrangement between KKR Associates Holdings L.P. and us, and we do not exercise discretion on whether to make an allocation to the carry pool upon a realization event. These amounts are accounted for as compensatory profit sharing arrangements in Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and are recorded as compensation expense. Upon a reversal of carried interest income, the related carry pool allocation, if any, is also reversed. Accordingly, such compensation expense is subject to both positive and negative adjustments.
In February 2021, with the approval of a majority of our independent directors, KKR amended the percentage of carried interest that is allocable to the carry pool to 65% for (i) current investment funds for which no or de minimis amounts of carried interest was accrued as of December 31, 2020 and (ii) all future funds. For all other funds, the percentage of carried interest remains 40% or 43%, as applicable. The percentage of carried interest allocable to the carry pool may be increased above 65% only with the approval of a majority of our independent directors. To account for the difference in the carry pool allocation percentages, we expect to use a portion of realized carried interest from the older funds equal to the difference between 65% and 40% or 43%, as applicable, to supplement the carry pool and to pay amounts as discretionary cash bonus compensation as described above to our asset management employees. The amounts paid as discretionary cash bonuses, if any, are at our discretion and vary from individual to individual and from period to period, including having no cash bonus at all for certain employees. See "—Critical Accounting Policies - Asset Management—Recognition of Carried Interest in the Statement of Operations" and "—Key Financial Measures Under GAAP - Asset Management—Expenses—Compensation and Benefits."
Equity-based Compensation
In addition to the cash-based compensation and carry pool allocations as described above, employees receive equity awards under the Equity Incentive Plans, most of which are subject to service-based vesting typically over a three to five-year period from the date of grant, and some of which are subject to the achievement of market-based conditions. Certain of these awards are subject to post-vesting transfer restrictions and minimum retained ownership requirements.
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

Investment Income (Loss)
Net Gains (Losses) from Investment Activities
Net gains (losses) from investment activities consist of realized and unrealized gains and losses arising from our investment activities as well as income earned from certain equity method investments. Fluctuations in net gains (losses) from investment activities between reporting periods is driven primarily by changes in the fair value of our investment portfolio as well as the realization of investments. The fair value of, as well as the ability to recognize gains from, our investments is significantly impacted by the global financial markets, which, in turn, affects the net gains (losses) from investment activities recognized in any given period. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time. For a further discussion of our fair value measurements and fair value of investments, see "—Critical Accounting Policies - Combined—Fair Value Measurements."
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

Key Financial Measures Under GAAP - Insurance
The following discussion of key financial measures under GAAP is based on KKR's insurance business as conducted by Global Atlantic as of March 31, 2021.

Revenues
Premiums
Premiums primarily relate to payout policies with life contingencies and whole life and term life insurance policies, recognized when due from the policyholders.

Policy fees
Policy fees include charges assessed against policyholder account balances for mortality, administration, separate account, benefit rider and surrender fees.

Net investment income
Net investment income reflects the income earned on our investments, net of any associated investment expenses (including management fees charged by the asset management segment) and net investment income credited to funds withheld at interest. Net investment income includes, amongst other things (i) interest earned on our fixed income available-for-sale and fixed-income trading investments, (ii) interest income and other related fees from our mortgage and other loan receivables, (iii) interest on funds withheld at interest receivables, (iv) proportional share of income from equity-method investments and (v) income from physical assets, such as renewable energy plants, railcars, and airplanes (net of depreciation and operating expenses).

Net investment gains
Net investment gains primarily consists of (i) realized gains and losses from the disposal of investments, (ii) unrealized gains and losses from investments held for trading, or with fair value remeasurements recognized in earnings as a result of the election of a fair-value option, (iii) unrealized gains and losses on funds withheld at interest, (iv) unrealized gains and losses from derivatives not designated in an hedging relationship and (v) allowances for loan losses, and other impairments of investments.

Other income
Other income is primarily comprised of administration, management fees and distribution fees.

Expenses

Policy benefits and claims
Policy benefits and claims represent the current period expense associated with providing insurance benefits to policyholders, including claims and benefits paid, interest credited to policyholders, changes in policyholder liability reserves (including fair value reserves) amortization of cost of reinsurance liabilities, and amortization of deferred sales inducements.

Amortization of policy acquisition costs
Amortization of policy acquisition costs primarily consist on amortization of value of business acquired and deferred policy acquisition costs.

Insurance expense
Insurance expenses are primarily comprised of commissions expense, premium taxes, and captive financing charges.

Interest expense
Interest expense is incurred from insurance segment debt issued, including related interest rate swaps, credit facilities and other financing agreements.

General, administrative and other
General and administrative expenses are primarily comprised of employee compensation and benefit expenses, third-party administrator ("TPA") policy servicing fees, administrative and professional services, and other operating expenses.

Other Key Financial Measures Under GAAP

Income Taxes

KKR & Co. Inc. is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal, state and local income taxes at the entity level on its share of taxable income. In addition, KKR Group Partnership and certain of its subsidiaries operate as partnerships for U.S. federal tax purposes but as taxable entities for certain state, local or non-U.S. tax purposes. Moreover, certain corporate subsidiaries of KKR, including certain Global Atlantic subsidiaries, are domestic corporations for U.S. federal income tax purposes and are subject to U.S. federal, state, and local income taxes.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties. We review our tax positions quarterly and adjust our tax balances as new information becomes available.
For a further discussion of our income tax policies, see Note 2 "Summary of Significant Accounting Policies" and Note 17 "Income Taxes" to our financial statements included elsewhere in this report.
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

For a further discussion of our noncontrolling interests policies, see Note 21 "Equity" to the financial statements included elsewhere in this report.
Key Non-GAAP Performance Measures and Other Operating Measures
The key non-GAAP and other operating and performance measures that follow are used by management in making operational and resource deployment decisions as well as assessing the performance of KKR's businesses. They include certain financial measures that are calculated and presented using methodologies other than in accordance with GAAP. These non-GAAP measures as described below are presented prior to giving effect to the allocation of income (loss) between KKR & Co. Inc. and KKR Holdings L.P. and as such represent the entire KKR business in total. In addition, these non-GAAP measures are presented without giving effect to the consolidation of the investment funds and collateralized financing entities (“CFEs”) that KKR manages.
We believe that providing these non-GAAP measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's business. These non-GAAP measures should not be considered as a substitute for financial measures calculated in accordance with GAAP. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "—Reconciliations to GAAP Measures."
After-tax Distributable Earnings
After-tax distributable earnings is a non-GAAP performance measure of KKR’s earnings, which is derived from KKR’s reported segment results. After-tax distributable earnings is used to assess the performance of KKR’s business operations and measures the earnings potentially available for distribution to its equity holders or reinvestment into its business. After-tax distributable earnings is equal to Distributable Operating Earnings less Interest Expense, Series A and B Preferred Stock dividends, Net Income Attributable to Noncontrolling Interests and Income Taxes Paid. Series C Mandatory Convertible Preferred Stock dividends have been excluded from After-tax Distributable Earnings, because the definition of Adjusted Shares used to calculate After-tax Distributable Earnings per Adjusted Share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock. Income Taxes Paid represents the implied amount of income taxes that would be paid assuming that all pre-tax distributable earnings were allocated to KKR & Co. Inc. and taxed at the same effective rate, which assumes that all units in KKR Holdings L.P. and other exchangeable securities were exchanged for common stock of KKR & Co. Inc. Income Taxes Paid includes amounts paid pursuant to the tax receivable agreement and the benefit of tax deductions arising from equity-based compensation, which reduces income taxes paid or payable during the period. Equity based compensation expense is excluded from After-tax Distributable Earnings, because (i) KKR believes that the cost of equity awards granted to employees does not contribute to the earnings potentially available for distributions to its equity holders or reinvestment into its business and (ii) excluding this expense makes KKR’s reporting metric more comparable to the corresponding metric presented by other publicly traded companies in KKR’s industry, which KKR believes enhances an investor’s ability to compare KKR’s performance to these other companies. If tax deductions from equity-based compensation were to be excluded from Income Taxes Paid, KKR’s After-tax Distributable Earnings would be lower and KKR’s effective tax rate would appear to be higher, even though a lower amount of income taxes would have actually been paid or payable during the period. KKR separately discloses the amount of tax deduction from equity-based compensation for the period reported and the effect of its inclusion in After-tax Distributable Earnings for the period. KKR makes these adjustments when calculating After-tax Distributable Earnings in order to more accurately reflect the net realized earnings that are expected to be or become available for distribution to KKR’s equity holders or reinvestment into KKR’s business. However, After-tax Distributable Earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy, which is a fixed amount per period, and After-tax Distributable Earnings should not be viewed as a measure of KKR’s liquidity.
Book Value
    Book value is a non-GAAP performance measure of the net assets of KKR and is used by management primarily in assessing the unrealized value of KKR’s net assets presented on a basis that (i) deconsolidates KKR’s investment funds and CFEs that KKR manages and (ii) includes Global Atlantic's book value representing KKR’s ownership of the net assets of Global Atlantic. We believe this measure is useful to stockholders as it provides additional insight into the net assets of KKR excluding those net assets that are allocated to noncontrolling interest holders and to the holders of the Series A and B Preferred Stock. KKR's book value includes the net impact of KKR's tax assets and liabilities as prepared under GAAP. Series C Mandatory Convertible Preferred Stock has been included in book value, because the definition of adjusted shares used to calculate book value per adjusted share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock. To calculate Global Atlantic's book value and to make it more comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic’s industry, Global Atlantic's book value excludes (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance balances and related assets, net of deferred acquisition costs and income tax.
Distributable Operating Earnings
    Distributable operating earnings is a non-GAAP performance measure that KKR believes is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that KKR does not believe arise from or relate directly to KKR's operations. Distributable Operating Earnings is presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc., KKR Holdings L.P. and holders of other exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including collateralized financing entities). Distributable Operating Earnings excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic corporate transaction-related charges and (iv) non-recurring items, if any. Strategic corporate transaction-related items arise from corporate actions and consist primarily of (i) impairments, (ii) non-monetary gains or losses on divestitures, (iii) transaction costs from strategic acquisitions, and (iv) depreciation on real estate that KKR owns and occupies. Distributable Operating Earnings represents operating earnings of KKR’s Asset Management and Insurance segments, which are comprised of the following:

•Asset Management Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Asset Management segment and is comprised of: (i) Fee Related Earnings, (ii) Realized Performance Income, (iii) Realized Performance Income Compensation, (iv) Realized Investment Income, and (v) Realized Investment Income Compensation. Asset Management Segment Operating Earnings excludes (i) unrealized carried interest, (ii) net unrealized gains (losses) on investments, and (iii) related unrealized performance income compensation. Management fees earned by KKR as the adviser, manager or sponsor for its investment funds, vehicles and accounts, including management fees paid to KKR by Global Atlantic's insurance companies and management fees paid to Global Atlantic by reinsurance investment vehicles, are included in Asset Management Segment Operating Earnings.
•Insurance Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Insurance segment and is comprised of: (i) Net Investment Income, (ii) Net Cost of Insurance, (iii) General, Administrative, and Other Expenses, (iv) Income Taxes, and (v) Net Income Attributable to Noncontrolling Interests. The non-operating adjustments made to derive Insurance Segment Operating Earnings eliminate the impact of: (i) realized (gains) losses related to asset/liability matching investments strategies, (ii) unrealized investment (gains) losses, (iii) changes in the fair value of derivatives, embedded derivatives, and fair value liabilities for fixed-indexed annuities, indexed universal life contracts and variable annuities, and (iv) the associated income tax effects of all exclusions from Insurance Segment Operating Earnings except for equity-based compensation expense. Insurance Segment Operating Earnings includes (i) realized gains and losses not related to asset/liability matching investments strategies and (ii) the investment management fee expenses that are earned by KKR as the investment adviser of Global Atlantic's insurance companies.
Fee Related Earnings ("FRE")

Fee related earnings is a performance measure used to assess the Asset Management segment’s generation of profits from revenues that are measured and received on a recurring basis and are not dependent on future realization events. KKR believes this measure is useful to stockholders as it provides additional insight into the profitability of KKR’s fee generating asset management and capital markets businesses and other recurring revenue streams. FRE equals (i) Management Fees, (ii) Transaction and Monitoring Fees, Net and (iii) Fee Related Performance Revenues, less (x) Fee Related Compensation, and (y) Other Operating Expenses.

•Fee Related Performance Revenues refers to the realized portion of Incentive Fees from certain AUM that has an indefinite term and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Fee-related performance revenues consists of performance fees (i) to be received from our investment funds, vehicles and accounts on a recurring basis, and (ii) that are not dependent on a realization event involving investments held by the investment fund, vehicle or account.
•Fee Related Compensation refers to the compensation expense, excluding equity-based compensation, paid from (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, and (iii) Fee Related Performance Revenues.

•Other Operating Expenses represents the sum of (i) occupancy and related charges and (ii) other operating expenses.
Total Asset Management Segment Revenues
    Total asset management segment revenues is a performance measure that represents the realized revenues of the Asset Management segment (which excludes unrealized carried interest and unrealized net gains (losses) on investments) and is the sum of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, and (v) Realized Investment Income. KKR believes that this performance measure is useful to stockholders as it provides additional insight into the realized revenues generated by KKR's asset management segment.
Adjusted Shares

Adjusted shares represents shares of common stock of KKR & Co. Inc. outstanding under GAAP adjusted to include shares issuable upon exchange of all units of KKR Holdings L.P. and other exchangeable securities and the number of shares of common stock assumed to be issuable upon conversion of the Series C Mandatory Convertible Preferred Stock. Weighted average adjusted shares is used in the calculation of After-tax Distributable Earnings per Adjusted Share, and Adjusted Shares is used in the calculation of Book Value per Adjusted Share.
Assets Under Management ("AUM")
    Assets under management represent the assets managed, advised or sponsored by KKR from which KKR is entitled to receive management fees or performance income (currently or upon a future event), general partner capital, and assets managed, advised or sponsored by our strategic BDC partnership and the hedge fund and other managers in which KKR holds an ownership interest. We believe this measure is useful to stockholders as it provides additional insight into the capital raising activities of KKR and its hedge fund and other managers and the overall activity in their investment funds and other managed or sponsored capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds and Global Atlantic's insurance companies; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or performance income; (iii) the fair value of investments in KKR's co-investment vehicles; (iv) the par value of outstanding CLOs; (v) KKR's pro rata portion of the AUM of hedge fund and other managers in which KKR holds an ownership interest; (vi) all AUM of KKR's strategic BDC partnership; and (vii) the fair value of other assets managed or sponsored by KKR. The pro rata portion of the AUM of hedge fund and other managers is calculated based on KKR’s percentage ownership interest in such entities multiplied by such entity’s respective AUM. KKR's definition of AUM (i) is not based on any definition of AUM that may be set forth in the governing documents of the investment funds, vehicles, accounts or other entities whose capital is included in this definition, (ii) includes assets for which KKR does not act as an investment adviser, and (iii) is not calculated pursuant to any regulatory definitions.
Capital Invested
    Capital invested is the aggregate amount of capital invested by (i) KKR’s investment funds and Global Atlantic's insurance companies, (ii) KKR's Principal Activities business line as a co-investment, if any, alongside KKR’s investment funds, and (iii) KKR's Principal Activities business line in connection with a syndication transaction conducted by KKR's Capital Markets business line, if any. Capital invested is used as a measure of investment activity at KKR during a given period. We believe this measure is useful to stockholders as it provides a measure of capital deployment across KKR’s business lines. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. Capital invested excludes (i) investments in certain leveraged credit strategies, (ii) capital invested by KKR’s Principal Activities business line that is not a co-investment alongside KKR’s investment funds, and (iii) capital invested by KKR’s Principal Activities business line that is not invested in connection with a syndication transaction by KKR’s Capital Markets business line. Capital syndicated by KKR's Capital Markets business line to third parties other than KKR’s investment funds or Principal Activities business line is not included in capital invested.
Fee Paying AUM ("FPAUM")
    Fee paying AUM represents only the AUM from which KKR is entitled to receive management fees. We believe this measure is useful to stockholders as it provides additional insight into the capital base upon which KKR earns management fees. FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's and its hedge fund and BDC partnership management fees and differs from AUM in the following respects: (i) assets and commitments from which KKR is not entitled to receive a management fee are excluded (e.g., assets and commitments with respect to which it is entitled to receive only performance income or is otherwise not currently entitled to receive a management fee) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.
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

Consolidated Results of Operations (GAAP Basis) (Unaudited)

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2021 and 2020. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The presentation of our consolidated results of operations that follows reflects the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered presentation approach, where Global Atlantic's insurance operations are presented separately from KKR's asset management business. Additionally, the results of Global Atlantic's insurance operations included in our consolidated results of operations are from February 1, 2021 (closing date of the acquisition) through March 31, 2021.

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$493,311	$380,572	$112,739
Capital Allocation-Based Income (Loss)	2,684,647	(1,382,077)	4,066,724
	3,177,958	(1,001,505)	4,179,463
Insurance
Premiums	1,176,142	—	1,176,142
Policy Fees	201,683	—	201,683
Net Investment Income	444,781	—	444,781
Net Investment (Losses) Gains	(455,702)	—	(455,702)
Other Income	18,144	—	18,144
	1,385,048	—	1,385,048
Total Revenues	4,563,006	(1,001,505)	5,564,511

Expenses
Asset Management
Compensation and Benefits	1,306,797	(262,137)	1,568,934
Occupancy and Related Charges	15,200	16,322	(1,122)
General, Administrative and Other	166,997	149,123	17,874
	1,488,994	(96,692)	1,585,686
Insurance
Policy Benefits and Claims	1,485,318	—	1,485,318
Amortization of Policy Acquisition Costs	(20,478)	—	(20,478)
Interest Expense	10,672	—	10,672
Insurance Expenses	52,084	—	52,084
General, Administrative and Other	79,955	—	79,955
	1,607,551	—	1,607,551
Total Expenses	3,096,545	(96,692)	3,193,237

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	2,696,200	(3,944,504)	6,640,704
Dividend Income	75,746	168,699	(92,953)
Interest Income	367,455	353,455	14,000

Interest Expense	(251,756)	(261,469)	9,713
Total Investment Income (Loss)	2,887,645	(3,683,819)	6,571,464

Income (Loss) Before Taxes	4,354,106	(4,588,632)	8,942,738

Income Tax Expense (Benefit)	438,739	(360,679)	799,418

Net Income (Loss)	3,915,367	(4,227,953)	8,143,320
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	—	—
Net Income (Loss) Attributable to Noncontrolling Interests	2,245,531	(2,947,429)	5,192,960
Net Income (Loss) Attributable to KKR & Co. Inc.	1,669,836	(1,280,524)	2,950,360

Series A Preferred Stock Dividends	5,822	5,822	—
Series B Preferred Stock Dividends	2,519	2,519	—
Series C Mandatory Convertible Preferred Stock Dividends	17,250	—	17,250

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,644,245	$(1,288,865)	$2,933,110

Unaudited Consolidated Results of Operations (GAAP Basis) - Asset Management

Revenues

For the three months ended March 31, 2021 and 2020, revenues consisted of the following:

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
	($ in thousands)
Management Fees	$276,181	$222,689	$53,492
Fee Credits	(35,398)	(35,387)	(11)
Transaction Fees	165,893	98,996	66,897
Monitoring Fees	35,388	31,149	4,239
Incentive Fees	3,438	668	2,770
Expense Reimbursements	27,729	28,224	(495)
Oil and Gas Revenue	—	13,315	(13,315)
Consulting Fees	20,080	20,918	(838)
Total Fees and Other	493,311	380,572	112,739

Carried Interest	2,140,426	(1,210,925)	3,351,351
General Partner Capital Interest	544,221	(171,152)	715,373
Total Capital Allocation-Based Income (Loss)	2,684,647	(1,382,077)	4,066,724

Total Revenues - Asset Management	$3,177,958	$(1,001,505)	$4,179,463

Fees and Other

Total Fees and Other for the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020 primarily as a result of the increase in transaction fees and management fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."

The increase in management fees was primarily due to management fees earned from Asian Fund IV, which entered its investment period after the first quarter of 2020, and Asia Pacific Infrastructure Investors due to additional capital raised for these funds. These increases were partially offset by a decrease in management fees earned from Asian Fund III as it entered its post investment period in the third quarter of 2020.

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

Capital Allocation-Based Income (Loss)

Capital Allocation-Based Income (Loss) for the three months ended March 31, 2021 was positive primarily due to the net appreciation of the underlying investments at our carry earning investment funds most notably Americas Fund XII, North America Fund XI and 2006 Fund. Capital Allocation-Based Income (Loss) for the three months ended March 31, 2020 was negative due to the net depreciation of the underlying investments at our carry earning investment funds most notably 2006 Fund, North America Fund XI and Asia Fund II primarily due to the market dislocation from COVID-19.

KKR generally calculates the carried interest that would be due to KKR for each investment fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (a) positive performance resulting in an increase in the carried interest allocated to the general partner or (b) negative performance that would cause the amount due to KKR to be less than the amount previously recognized, resulting in a negative adjustment to carried interest allocated to the general partner. In each case, it is necessary to calculate the carried interest on cumulative results compared to the carried interest recorded to date and to make the required positive or negative adjustments. Additionally, unrealized carried interest and general partner capital interest reverse upon a realization, and unrealized carried interest and general partner capital interest can be negative if the amount of realized carried interest exceeds total unrealized carried interest generated in the period.

Investment Income (Loss) - Asset Management

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	March 31, 2021	March 31, 2020
	($ in thousands)
Private Equity	$1,550,665	$(1,282,404)
Credit	29,407	(946,304)
Investments of Consolidated CFEs	125,515	(2,153,393)
Real Assets	274,147	(797,652)
Equity Method - Other	401,701	(440,618)
Other Investments	206,181	(679,172)
Debt Obligations and Other	(1,397)	1,903,986
Other Net Gains (Losses) from Investment Activities	109,981	451,053
Net Gains (Losses) from Investment Activities	$2,696,200	$(3,944,504)

Net Gains (Losses) from Investment Activities for the three months ended March 31, 2021
The net gains from investment activities for the three months ended March 31, 2021 were comprised of net realized gains of $584.4 million and net unrealized gains of $2,111.8 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above. For a discussion and analysis of the primary investment gains or losses relating to individual investments in our unconsolidated funds, see "—Analysis of Asset Management Segment Operating Results."
Realized Gains and Losses from Investment Activities
For the three months ended March 31, 2021, net realized gains related primarily to the (i) sale of our investment in FanDuel Inc. (technology sector), (ii) partial sale of our investment in BridgeBio Pharma, Inc. (NASDAQ: BBIO), and (iii) sale of our investment in American Equity Investment Life Holding Company (NYSE: AEL). Partially offsetting these realized gains were realized losses primarily relating to certain investments held in our consolidated special situations funds.
Unrealized Gains and Losses from Investment Activities
For the three months ended March 31, 2021, net unrealized gains were driven primarily by (i) mark-to-market gains from private equity, growth equity and core investments held by KKR and certain consolidated funds, the most significant of which were OutSystems Holdings S.A (technology sector), PetVet Care Centers, LLC (healthcare sector), and USI, Inc. (financial services sector) and (ii) mark-to-market gains for certain investments held in our consolidated energy funds, special situations funds and CLOs. These unrealized gains were partially offset by (i) mark-to-market losses from our investment in BridgeBio Pharma, Inc. and (ii) the reversal of previously recognized unrealized gains relating to the realization activity described above.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results."

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

Unrealized Gains and Losses from Investment Activities
For the three months ended March 31, 2020, net unrealized losses were driven primarily by (i) mark-to-market losses in our private equity investments held by KKR and certain consolidated entities, the most significant of which was Fiserv, Inc. (NASDAQ: FISV) and (ii) mark-to-market losses in our credit investments held through certain consolidated entities. Partially offsetting the unrealized losses above were unrealized gains relating to (i) mark-to-market gains in portfolio companies in our healthcare strategies, the most significant of which was Blue Sprig Pediatrics Inc. (health care sector), (ii) mark-to-market gains in a portfolio company in our core investment strategy, Exact Group B.V. (technology sector), and (iii) mark-to-market gains on some real estate investments held through certain consolidated entities.

For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results."
Dividend Income

During the three months ended March 31, 2021, the most significant dividends received included $26.6 million from our consolidated real estate funds and a dividend of $17.7 million from our investment in US Foods Holding Corp. (NYSE: USFD) held by a consolidated fund. During the three months ended March 31, 2020, the most significant dividends received included $80.9 million from our consolidated real estate funds and $62.5 million from our investment in Fiserv, Inc.

Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income

The increase in interest income during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to (i) interest income earned on investments held in our Dislocation Opportunities Fund that is consolidated and closed subsequent to March 31, 2020 and (ii) an increase in interest income from certain of our consolidated direct lending funds, primarily related to an increase in the amount of capital deployed. Partially offsetting these increases was a lower level of interest income earned from loans held by KKR Real Estate Finance Trust Inc. ("KREF"), a NYSE-listed real estate investment trust (NYSE: KREF), due to an overall decrease in interest rates compared to three months ended March 31, 2020. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense

The decrease in interest expense during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to a lower level of interest expense on debt obligations of KREF as a result of a decrease in interest rates subsequent to March 31, 2020. The decrease was partially offset by the impact of multiple issuances of our senior notes subsequent to March 31, 2020. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."

Expenses - Asset Management

Compensation and Benefits Expenses

The increase in compensation and benefits expenses during the three months ended March 31, 2021 compared to the prior period was primarily due to (i) accrued carried interest compensation in the current period as compared to the reversal of previously recognized accrued carried interest compensation in the prior period resulting from a depreciation in the value of our investment portfolio in the prior period and (ii) a higher level of discretionary compensation and benefits resulting from a higher level of revenues.

General, Administrative and Other

The increase in general, administrative and other expenses during the three months ended March 31, 2021 compared to the prior period was primarily due to (i) issuance expenses at consolidated CLOs, which closed in the current period and (ii) a higher level of broken-deal expenses. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Consolidated Results of Operations (GAAP Basis) - Insurance (Unaudited)

As discussed above, our Insurance segment consists solely of the operations of Global Atlantic, which was acquired on February 1, 2021. Accordingly, prior periods have been excluded for Insurance segment results. The results of Global Atlantic's insurance operations included in our condensed consolidated results of operations are from February 1, 2021 (closing date of the acquisition) through March 31, 2021.

Revenues

For the three months ended March 31, 2021, revenues consisted of the following:

Three Months Ended
March 31, 2021
($ in thousands)
Premiums	$1,176,142
Policy Fees	201,683
Net Investment Income	444,781
Net Investment (Losses) Gains	(455,702)
Other Income	18,144
Total Insurance Revenues	$1,385,048

Premiums
Premiums were primarily driven by initial premiums related to new reinsurance transactions with life contingencies assumed during the three months ending March 31, 2021, which were offset by a comparable increase in policy reserves reported within policy benefits and claims (as discussed below).
Policy fees
Policy fees were primarily driven by cost of insurance, administrative, and rider fees in the individual market channel.
Net investment (losses) gains
Net investment income was primarily driven by insurance segment investments and the effective book yield (as determined, in part, by the allocated fair value of the investment portfolio as determined as of February 1, 2021, the closing date of the Global Atlantic acquisition). Average insurance segment investments were primarily driven by inflows of assets from the individual markets and institutional channels. The impact of higher asset balances were offset by lower income primarily due to the negative impact of higher than usual average cash and cash equivalent balances as a result of new reinsurance transactions closing during the two month period ending March 31, 2021 pending reinvestment.
Net investment losses
The components of net investment losses were as follows:

Three Months Ended
March 31, 2021
($ in thousands)
Embedded derivatives on funds withheld at interest	$369,113
Equity index options	104,021
Other	9,938
Foreign currency forwards	1,810
Interest rate contracts	(266,731)
Equity future contracts	(69,583)
Credit risk contracts	(36)
Net gains on derivative instruments	148,532
Net other investment losses	(604,234)
Net investment losses	$(455,702)

Net gains on derivative instruments
The increase in the fair value of embedded derivatives on funds withheld at interest were primarily driven by the decrease in fair value of the underlying investments in the funds withheld portfolio.
The increase in the fair value of equity index options were primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change for which is accounted for in policy benefits and claims.) The majority of Global Atlantic's equity index call options are based on the S&P 500 index, which increased during the three months ended March 31, 2021.
The decrease in the fair value of interest rate and equity future contracts were driven primarily by the performance of equity and interest markets. Global Atlantic purchases equity futures primarily to hedge the market risk in our variable annuity products which are accounted for in policy benefits and claims. The majority Global Atlantic's equity futures are based on the S&P 500 Index, which increased during the three months ended March 31, 2021, resulting in a loss on equity futures contracts. Market interest rates increased during the three months ended March 31, 2021, resulting in a loss on interest rate contracts.
Net other investment losses
Net other investment losses were primarily due to (i) net unrealized losses on trading fixed maturity securities underlying a portion of the funds withheld payable at interest portfolio due to an increase in market interest rates, (ii) the recognition of an initial credit loan loss allowance as a result of the adoption of the current expected credit loss accounting standard concurrent with the acquisition of Global Atlantic, and (iii) realized losses from the sale of securities during the two month period ended March 31, 2021. Offsetting these losses were realized gains on embedded derivatives associated with the funds withheld receivable at interest portfolio.
Other income

Other income is mainly driven by administration, management fees and distribution fees, modestly increasing during the three months ended March 31, 2021 due in part to higher administration fees earned from an increase in the volume of reinsured assets assumed in the institutional channel.
Expenses

Policy benefits and claims
Policy benefits and claims was primarily driven by (i) initial reserves related to new reinsurance transactions, (ii) an increase in the value of embedded derivatives in our indexed universal life and fixed indexed annuity products, as a result of higher equity market returns (as discussed above under "–Net investment losses–Gains on derivatives," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in policy benefits and claims,) and (iii) an increase in individual retirement channel sales. Offsetting these increases was a decrease in variable annuity reserves primarily due to higher equity market returns and higher market interest rates.
Amortization of policy acquisition costs
Amortization of policy acquisition costs was primarily driven by the amortization of insurance intangibles recognized as part of purchase accounting of the Global Atlantic acquisition. Amortization is negative (that is, a reduction to expense) as a result of the net negative value-of-business-acquired insurance intangible recognized as part of the aforementioned purchase accounting.
Interest expense
Interest expense for the two month period ended March 31, 2021 was lower primarily due to the amortization of the fair value adjustment to debt recognized as part of the purchase accounting for the Global Atlantic acquisition.
Insurance expenses
Insurance expense was primarily driven by (i) commission expense related to sales, and (ii) reinsurance ceding expense allowances paid for policy administration services.

General, administrative and other
General, administrative and other expenses were driven primarily by (i) employee compensation and benefits related expenses, (ii) third-party administrator ("TPA") policy servicing fees, and (iii) technology hardware and software related charges.
Other Unaudited Consolidated Results of Operations (GAAP Basis)

Income Tax Expense (Benefit)

For the three months ended March 31, 2021, income tax expense was $438.7 million compared to an income tax benefit of $360.7 million in the prior period. Our effective tax rate under GAAP for the three months ended March 31, 2021 was 10.1%. For a discussion of factors that impacted KKR's tax provision, see Note 17 "Income Taxes" to the financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Income (Loss) attributable to noncontrolling interests for the three months ended March 31, 2021 relates primarily to net income (loss) attributable to (i) interests of KKR Holdings and other exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds and (iii) interests that GA Co-Investors and GA Rollover Investors hold in Global Atlantic. Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2021 increased compared to the prior period primarily due to mark-to-market net gains from investment activities during the three months ended March 31, 2021, as described above, as compared to overall losses in the prior period.

Net Income (Loss) Attributable to KKR & Co. Inc.

    Net income (loss) attributable to KKR & Co. Inc. for the three months ended March 31, 2021 increased compared to the prior period due primarily to (i) net gains from investment activities and (ii) capital allocation-based income during the three months ended March 31, 2021. These increases were partially offset by accrued carried interest compensation and income tax expense as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis) (Unaudited)

    The following table provides the Unaudited Condensed Consolidated Statements of Financial Condition on a GAAP basis as of March 31, 2021 and December 31, 2020.

(Amounts in thousands, except per share amounts)
	As of	As of
	March 31, 2021	December 31, 2020

Assets
Asset Management
Cash and Cash Equivalents	$5,031,724	$6,507,874
Investments	76,156,229	69,274,715
Other Assets	3,907,076	4,023,913
	85,095,029	79,806,502
Insurance
Cash and Cash Equivalents	5,467,012	—
Investments	98,271,046	—
Other Assets	27,612,027	—
	131,350,085	—
Total Assets	$216,445,114	$79,806,502

Liabilities and Equity
Asset Management
Debt Obligations	$34,669,430	$33,423,596
Other Liabilities	7,615,588	5,582,990
	42,285,018	39,006,586
Insurance
Debt Obligations	1,400,338	—
Other Liabilities	126,457,128	—
	127,857,466	—
Total Liabilities	$170,142,484	$39,006,586

Redeemable Noncontrolling Interests	91,845	—

Stockholders' Equity
KKR & Co. Inc. Stockholders' Equity - Series A and B Preferred Stock	482,554	482,554
KKR & Co. Inc. Stockholders' Equity - Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	13,077,710	12,118,472
Noncontrolling Interests	31,534,729	27,083,098
Total Equity	46,210,785	40,799,916
Total Liabilities and Equity	$216,445,114	$79,806,502

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$22.62	$21.15

    KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $22.62 as of March 31, 2021, up from $21.15 as of December 31, 2020. The increase was primarily due to the net income attributable to KKR & Co. Inc. common stockholders during the first three months of 2021, partially offset by (i) unrealized losses on available-sale-securities from Global Atlantic that are recorded in other comprehensive income and (ii) dividends to common stockholders.

Consolidated Statements of Cash Flows (GAAP Basis)

The accompanying consolidated statements of cash flows include the cash flows of our consolidated entities which include certain consolidated investment funds, CLOs and certain variable interest entities formed by Global Atlantic notwithstanding the fact that we may hold only a minority economic interest in those investment funds and CFEs.

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(0.1) billion and $(1.4) billion during the three months ended March 31, 2021 and 2020, respectively. These amounts primarily included: (i) investments purchased (asset management), net of proceeds from investments of $(1.3) billion and $(1.3) billion during the three months ended March 31, 2021 and 2020, respectively, (ii) net realized gains (losses) on asset management investments of $584.4 million and $63.4 million during the three months ended March 31, 2021 and 2020, respectively, (iii) change in unrealized gains (losses) on investments of $2.1 billion and $(4.0) billion during the three months ended March 31, 2021 and 2020, respectively, (iv) capital allocation-based income (loss) of $2.7 billion and $(1.4) billion during the three months ended March 31, 2021 and 2020, respectively and (v) net realized gains (losses) on insurance operations of $(441.6) million during the three months ended March 31, 2021. Investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(376.0) million and $(45.4) million during the three months ended March 31, 2021 and 2020, respectively. Our investing activities included: (i) investments purchased (insurance), net of proceeds from investments of $(44.5) million during the three months ended March 31, 2021, (ii) acquisitions, net of cash acquired of $(415.6) million during the three months ended March 31, 2021, (iii) the purchase of fixed assets of $(27.7) million and $(41.4) million during the three months ended March 31, 2021 and 2020, respectively and (iv) development of oil and natural gas properties of $(4.1) million for the three months ended March 31, 2020.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $4.5 billion and $1.5 billion during the three months ended March 31, 2021 and 2020, respectively. Our financing activities primarily included: (i) contributions by, net of distributions to, our noncontrolling interests of $2.1 billion and $0.6 billion during the three months ended March 31, 2021 and 2020, respectively, (ii) proceeds received net of repayment of debt obligations of $1.6 billion and $1.2 billion during the three months ended March 31, 2021 and 2020, respectively, (iii) additions to, net of withdrawals from contractholder deposit funds of $958.3 million during the three months ended March 31, 2021, (iv) common stock dividends of $(77.8) million and $(69.7) million during the three months ended March 31, 2021 and 2020, respectively; (v) net delivery of common stock of $(55.9) million during the three months ended March 31, 2021; (vi) repurchases of common stock of $(71.4) million and $(246.2) million during the three months ended March 31, 2021 and 2020, respectively; (vii) Series A and B Preferred Stock dividends of $(8.3) million during each of the three months ended March 31, 2021 and 2020; (viii) Series C Mandatory Convertible Preferred Stock dividends of $(17.3) million during the three months ended March 31, 2021 and (ix) private placement share issuance of $38.5 million during the three months ended March 31, 2021.

Analysis of Segment Operating Results

The following is a discussion of the results of our business on a Segment basis for the three months ended March 31, 2021 and 2020. You should read this discussion in conjunction with the information included under "—Key Non-GAAP Performance Measures and Other Operating Measures" and the financial statements and related notes included elsewhere in this report. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

In connection with our acquisition of Global Atlantic on February 1, 2021, management reevaluated the manner in which we manage and assess the performance of our business and allocate resources. As a result, beginning with the three months ended March 31, 2021, we have introduced a new Insurance segment and report segment results for two operating and reportable segments: Asset Management and Insurance. See Note 20 “Segment Reporting” to our financial statements included elsewhere in this report.

Analysis of Asset Management Segment Operating Results

The following tables set forth information regarding KKR's Asset Management segment operating results and certain key operating metrics as of and for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
	($ in thousands)
Management Fees	$439,740	$336,074	$103,666
Transaction and Monitoring Fees, Net	135,677	79,428	56,249
Fee Related Performance Revenues	10,296	9,156	1,140
Fee Related Compensation	(131,785)	(83,345)	(48,440)
Other Operating Expenses	(90,161)	(83,531)	(6,630)
Fee Related Earnings	363,767	257,782	105,985
Realized Performance Income	171,309	363,132	(191,823)
Realized Performance Income Compensation	(109,986)	(225,278)	115,292
Realized Investment Income	461,273	145,164	316,109
Realized Investment Income Compensation	(69,191)	(17,604)	(51,587)
Asset Management Segment Operating Earnings	$817,172	$523,196	$293,976

Management Fees

The following table presents management fees by business line for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
	($ in thousands)
Management Fees
Private Markets	$286,967	$221,075	$65,892
Public Markets	152,773	114,999	37,774
Total Management Fees	$439,740	$336,074	$103,666

The increase in Private Markets management fees was primarily due to management fees earned from Asian Fund IV, which entered its investment period after the first quarter of 2020, and Asia Pacific Infrastructure Investors and Asia Real Estate Partners due to additional capital raised. These increases were partially offset by a decrease in management fees earned from Asian Fund III as it entered its post-investment period in the third quarter of 2020 and now earn fees based on capital invested rather than capital committed and at a lower fee rate.

The increase in Public Markets management fees was primarily attributable to (i) management fees earned from the Insurance Segment during the period February 1, 2021 through March 31, 2021, (ii) the issuance of new CLOs subsequent to March 31, 2020 and (iii) greater overall FPAUM at our direct lending and dislocation opportunities strategies.

Transaction and Monitoring Fees, Net

The following table presents transaction and monitoring fees, net by business line for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Markets	$22,462	$18,016	$4,446
Public Markets	1,030	1,229	(199)
Capital Markets	112,185	60,183	52,002
Total Transaction and Monitoring Fees, Net	$135,677	$79,428	$56,249

Our Capital Markets business line only earns transaction fees that are not shared with fund investors. The increase in transaction fees was primarily due to an increase in the number and average size of capital markets transactions for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Overall, we completed 57 capital markets transactions for the three months ended March 31, 2021, of which 11 represented equity offerings and 46 represented debt offerings, as compared to 43 transactions for the three months ended March 31, 2020, of which 3 represented equity offerings and 40 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.

    Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the three months ended March 31, 2021, approximately 26% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 49% for the three months ended March 31, 2020. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the three months ended March 31, 2021, approximately 32% of our transaction fees were generated outside of North America as compared to approximately 29% for the three months ended March 31, 2020. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Our Private Markets and Public Markets business lines earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are required to share all or a portion of such with such fund's investors.

The increase in Private Markets transaction and monitoring fees, net was primarily attributable to an increase in net transaction fees. During the three months ended March 31, 2021, there were 19 transaction fee-generating investments that paid an average fee of $2.0 million compared to 11 transaction fee-generating investments that paid an average fee of $1.5 million during the three months ended March 31, 2020. For the three months ended March 31, 2021, approximately 41% of these transaction fees were paid by companies in North America, 36% were paid from companies in the Asia-Pacific region, and 23% of these transaction fees were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments.

Public Markets transaction and monitoring fees, net remained relatively flat for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Fee Related Performance Revenues

The following table presents fee related performance revenues by business line for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
	($ in thousands)
Fee Related Performance Revenues
Private Markets	$1,552	$1,137	$415
Public Markets	8,744	8,019	725
Total Fee Related Performance Revenues	$10,296	$9,156	$1,140

Fee related performance revenues earned in our Private Markets and Public Markets business lines represent realized incentive fees which are measured and received on a recurring basis. These incentive fees are primarily earned from our BDCs and our investment in KREF. The increase was primarily due to a higher level of investment income at these incentive fee earning investment vehicles during the three months ended March 31, 2021 as compared to the prior period.

Fee Related Compensation

The increase in fee related compensation for the three months ended March 31, 2021 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.

Other Operating Expenses

The increase in other operating expenses for the three months ended March 31, 2021 compared to the prior period is primarily due to a higher level of professional fees and other administrative costs in connection with the overall growth of the firm. These increases were partially offset by a decrease in travel related expenses as a result of the COVID-19 pandemic.

Fee Related Earnings

The increase in fee related earnings for the three months ended March 31, 2021 compared to the prior period is primarily due to a higher level of management fees and transaction fees, partially offset by a higher level of fee related compensation, as described above.

Realized Performance Income

The following table presents realized performance income by business line for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
	($ in thousands)
Realized Performance Income
Private Markets	$166,418	$325,691	$(159,273)
Public Markets	4,891	37,441	(32,550)
Total Realized Performance Income	$171,309	$363,132	$(191,823)

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
	($ in thousands)
Private Markets
Core Investment Vehicles	$80,937	$57,484	$23,453
North America Fund XI	44,881	122,395	(77,514)
2006 Fund	19,960	53,693	(33,733)
Co-Investment Vehicles and Other	15,533	—	15,533
Real Estate Partners Europe	3,478	—	3,478
European Fund III	353	—	353
Asian Fund III	—	46,347	(46,347)
Asian Fund II	—	20,485	(20,485)
Global Infrastructure Investors II	—	20,310	(20,310)
Real Estate Partners Americas	—	4,977	(4,977)
Total Realized Carried Interest (1)	165,142	325,691	(160,549)

Incentive Fees	1,276	—	1,276
Total Realized Performance Income	$166,418	$325,691	$(159,273)
(1)The above table excludes any funds for which there was no realized carried interest during both of the periods presented.

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
	($ in thousands)
Public Markets
Mezzanine Partners	$—	$9,900	$(9,900)
Other Alternative Credit Vehicles	—	25,740	(25,740)
Total Realized Carried Interest (1)	—	35,640	(35,640)

Incentive Fees	4,891	1,801	3,090
Total Realized Performance Income	$4,891	$37,441	$(32,550)
(1)The above table excludes any funds for which there was no realized carried interest during both of the periods presented.

Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.

Realized carried interest in our Private Markets business line for the three months ended March 31, 2021 consisted primarily of (i) realized performance income from our core investment vehicles, (ii) dividends received from our investment in Internet Brands, Inc. (technology sector) and (iii) realized gains from the partial sale of our investments in BridgeBio Pharma, Inc. and Academy Sports & Outdoors Inc. (NASDAQ: ASO).

Realized carried interest in our Private Markets business line for the three months ended March 31, 2020 consisted primarily of realized gains from the final strategic sales of Privilege Underwriters, Inc. (financial services sector) and KCF Technologies Ltd. (industrial sector), realized performance income from our core investment vehicles, and dividends received from our investment in Fiserv, Inc.

During the three months ended March 31, 2021, there was no realized carried interest earned in our Public Markets business line. Realized carried interest was recognized at certain of our alternative credit strategy funds during the three months ended March 31, 2020.

Realized Performance Income Compensation

The decrease in realized performance income compensation for the three months ended March 31, 2021 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized performance income.

Realized Investment Income

The following table presents realized investment income in our Principal Activities business line for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$373,120	$6,670	$366,450
Interest Income and Dividends	88,153	138,494	(50,341)
Total Realized Investment Income	$461,273	$145,164	$316,109
The increase in realized investment income is due to a higher level of net realized gains, partially offset by a decrease in interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
    For the three months ended March 31, 2021, net realized gains were comprised of realized gains primarily from the partial sales of our Private Markets investments in FanDuel and BridgeBio Pharma Inc. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on the sale of an investment in our special situations funds.
    For the three months ended March 31, 2020, net realized gains were comprised of realized gains primarily from the sale of our Private Markets investments including the final sales of KCF Technologies, Inc. and Privilege Underwriters, Inc. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on the sale of our investment in General Healthcare Group (healthcare sector).
    For the three months ended March 31, 2021, interest income and dividends were comprised primarily of (i) $44.5 million of dividend income primarily from our Private Markets investments in Internet Brands, Inc. and US Foods Holding Corp. as well as distributions received from our real estate investments including our investment in KREF and (ii) $43.7 million of interest income primarily from our Public Markets investments in CLOs.
    For the three months ended March 31, 2020, interest income and dividends were comprised primarily of (i) $62.5 million of dividend income from our investment in Fiserv, Inc. and $38.9 million of dividend income from distributions received primarily through our real estate investments including our investment in KREF and (ii) $37.1 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments and to a lesser extent our cash balances and investments held at our India debt finance company. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
    We expect realized performance income and realized investment income to be greater than $700 million in the second quarter of 2021 relating to realized carried interest and realized investment income from completed, or signed and expected to be completed sales, partial sales or secondary sales subsequent to March 31, 2021 with respect to certain private equity portfolio companies and other investments. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including but not limited to regulatory approvals; there can be no assurance if or when any of these transactions will be completed.
    Following the acquisition of KKR Capstone on January 1, 2020, after-tax distributable earnings includes the net income (loss) from KKR Capstone within realized investment income (loss). This treatment is consistent with periods prior to the acquisition of KKR Capstone, when KKR excluded KKR Capstone from KKR's non-GAAP financial measures even though KKR Capstone was consolidated KKR's financial statements prepared in accordance with GAAP. For the quarter ended March 31, 2021, total fees attributable to KKR Capstone were $20.1 million and total expenses attributable to KKR Capstone were

$18.9 million. For KKR Capstone-related adjustments in reconciling Asset Management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
Realized Investment Income Compensation
The increase in realized investment income compensation for the three months ended March 31, 2021 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized investment income.
Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020	Change
	($ in thousands)
Assets Under Management	$367,453,400	$251,679,200	$115,774,200
Fee Paying Assets Under Management	$288,440,500	$186,217,000	$102,223,500
Uncalled Commitments	$68,988,300	$66,960,000	$2,028,300

The following table presents one of our key performance metrics for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
	($ in thousands)
Capital Invested	$6,891,600	$5,076,100	$1,815,500

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2020 to March 31, 2021:

($ in thousands)
December 31, 2020	$148,689,300
New Capital Raised	7,090,400
Impact of Global Atlantic	12,012,400
Distributions and Other	(2,344,500)
Change in Value	12,283,500
March 31, 2021	$177,731,100

AUM for the Private Markets business line was $177.7 billion at March 31, 2021, an increase of $29.0 billion, compared to $148.7 billion at December 31, 2020.

The increase was primarily attributable to (i) assets we now manage under our investment management agreements with Global Atlantic's insurance companies, (ii) capital raised from our first special purpose acquisition company (SPAC), KKR Acquisition Holdings I, which had an initial public offering, (iii) new capital raised in our Health Care Strategic Growth Fund II, Diversified Core Infrastructure Investors, Real Estate Partners Americas III, and Asian Fund IV, and (iv) an increase in value of our Private Markets portfolio. These increases were partially offset by distributions to fund investors, primarily as a result of realizations, most notably in Americas Fund XII, Asian Fund II, North America Fund XI and 2006 Fund.
The increase in the value of our Private Markets portfolio was driven primarily by net gains of $5.9 billion in Americas Fund XII, $1.3 billion in Asian Fund III, $$0.9 billion in North America Fund XI, $0.7 billion in our core investment strategy, and $0.6 billion in Next Generation Technology Growth Fund.

For the three months ended March 31, 2021, the value of our private equity investment portfolio increased 19%. This was comprised of a 21% increase in value of our privately held investments and a 10% increase in share prices of various publicly held or publicly indexed investments. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The most significant increase in value of our privately held investments related to AppLovin Corporation (technology sector), OneStream Software, LLC (technology sector), and OutSystems Holdings S.A. These increases in value were partially offset by decreases in value relating primarily to Colonial Enterprises, Inc. (infrastructure), Goodpack Limited (packaging sector), and Channel Control Merchants (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables and (iii) transactional activity in the quarter related to new rounds of funding. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced from the impact of COVID-19 on the economic outlook and overall market environment.

The most significant increases in share prices of various publicly held or publicly indexed investments were increases in Max Healthcare Institute Limited (NSE: MAXHEALTH), Fiserv, Inc. and Academy Sports & Outdoor Inc. These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were decreases in BridgeBio Pharma, Inc. and Laureate Education, Inc. (NASDAQ: LAUR).

For the three months ended March 31, 2020, the value of our private equity investment portfolio decreased 12%. This was comprised of an 8% decrease in value of our privately held investments and a 24% decrease in share prices of various publicly held or publicly indexed investments. Additionally, our infrastructure investment portfolio, which is comprised predominately of privately held investments, increased 6%.

The most significant decreases in value of our privately held investments related to Magneti Marelli S.p.A. (industrial sector), Envision Healthcare Corporation (healthcare sector) and Travelopia (services sector). These decreases in value on our privately held investments were partially offset by increases in value relating primarily to Deutsche Glasfaser (telecom sector), AppLovin Corporation and AlphaTheta Corporation (technology sector). The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced from the impact of COVID-19 on the economic outlook and overall market environment. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance, and with respect to Deutsche Glasfaser and AlphaTheta Corporation, increases in valuation reflecting agreements to exit these investments.

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

Public Markets
The following table reflects the changes in our Public Markets AUM from December 31, 2020 to March 31, 2021:

($ in thousands)
December 31, 2020	$102,989,900
New Capital Raised	7,474,200
Impact of Global Atlantic	85,490,800
Distributions and Other	(2,601,000)
Redemptions	(3,728,700)
Change in Value	97,100
March 31, 2021	$189,722,300
AUM in our Public Markets business line totaled $189.7 billion at March 31, 2021, an increase of $86.7 billion compared to $103.0 billion at December 31, 2020.

The increase was primarily attributable to (i) assets we now manage under our investment management agreements with Global Atlantic's insurance companies and (ii) new capital raised across multiple strategies, most notably $1.6 billion in CLOs, and $1.0 billion in our hedge fund partnerships. Partially offsetting these increases were redemptions, primarily in our hedge fund partnerships and certain leveraged credit strategies and distributions to our fund investors. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2020 to March 31, 2021:

($ in thousands)
December 31, 2020	$94,195,900
New Capital Raised	4,293,400
Impact of Global Atlantic	12,012,400
Distributions and Other	(1,121,100)
Change in Value	(347,500)
March 31, 2021	$109,033,100

FPAUM in our Private Markets business line was $109.0 billion at March 31, 2021, an increase of $14.8 billion, compared to $94.2 billion at December 31, 2020.

The increase was primarily attributable to (i) assets we now manage under our investment management agreements with Global Atlantic and (ii) new capital raised of $1.0 billion in Real Estate Partners Americas III, $0.9 billion in Asian Fund IV, and $0.3 billion in Diversified Core Infrastructure Investors. These increases were partially offset by distributions to our fund investors from realizations in our real assets funds, 2006 Fund, and Asian Fund II.

Uncalled capital commitments from Private Markets investment funds from which KKR is currently not earning management fees amounted to approximately $13.5 billion at March 31, 2021, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Public Markets
The following table reflects the changes in our Public Markets FPAUM from December 31, 2020 to March 31, 2021:

($ in thousands)
December 31, 2020	$92,021,100
New Capital Raised	7,649,200
Impact of Global Atlantic	85,490,800
Distributions and Other	(3,071,700)
Redemptions	(2,131,300)
Change in Value	(550,700)
March 31, 2021	$179,407,400

FPAUM in our Public Markets business line was $179.4 billion at March 31, 2021, an increase of $87.4 billion, compared to $92.0 billion at December 31, 2020.

The increase was primarily attributable to (i) assets we now manage under our investment management agreements with Global Atlantic's insurance companies and (ii) new capital raised across multiple strategies, most notably $1.6 billion in CLOs, and $1.0 billion in both our hedge fund partnerships and alternative credit strategies. Partially offsetting these increases were distributions to fund investors and redemptions primarily in our hedge fund partnerships and certain leveraged credit strategies. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Uncalled capital commitments from Public Markets investment funds from which KKR is currently not earning management fees amounted to approximately $6.8 billion at March 31, 2021. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.8%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Uncalled Commitments

Private Markets

As of March 31, 2021, our Private Markets business line had $58.9 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $56.6 billion as of December 31, 2020. The increase was primarily attributable to new capital raised, which was partially offset by capital called from fund investors to make investments during the period.

Public Markets

As of March 31, 2021, our Public Markets business line had $10.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions, as compared to $10.3 billion as of December 31, 2020. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital raised in various alternative credit strategies.

Capital Invested
Private Markets Capital Invested
    For the three months ended March 31, 2021, Private Markets had $4.0 billion of capital invested as compared to $1.4 billion for the three months ended March 31, 2020. The increase was driven primarily by a $1.5 billion increase in capital invested in our real assets strategies and a $1.1 billion increase in capital invested in our private equity strategies (including core, growth equity, and impact investments). Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the three months ended March 31, 2021, 72% of capital deployed in private equity, which includes core, growth equity, and impact investments, was in transactions in North America and 28% was in the Asia-Pacific region.
Public Markets Capital Invested
For the three months ended March 31, 2021, Public Markets had $2.9 billion of capital invested as compared to $3.6 billion for the three months ended March 31, 2020. The decrease was primarily due to a lower level of capital deployed in our direct lending strategies, partially offset by a higher level of capital deployed in our dislocation opportunities strategies. During the three months ended March 31, 2021, 86% of capital deployed was in transactions in North America and 14% of capital deployed was in Europe.
Analysis of Insurance Segment Operating Results

The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
($ in thousands)
Net Investment Income	$445,898
Net Cost of Insurance	(250,219)
General, Administrative and Other	(75,489)
Pre-tax Insurance Operating Earnings	120,190
Income Taxes	(16,626)
Net Income Attributable to Noncontrolling Interest	(40,299)
Insurance Segment Operating Earnings	$63,265

Insurance segment operating earnings

Insurance segment operating earnings is driven by net investment income, general and administrative expenses, taxes and adjusted net cost of insurance.
Certain fees paid to Global Atlantic by reinsurance investment vehicles are reported in the Asset Management segment.

Net investment income

Net investment income was primarily driven by insurance segment investments and the effective book yield (as determined, in part, by the allocated fair value of the investment portfolio as of the closing date of the GA Acquisition). Average insurance segment investments are driven by inflows of assets from the individual markets and institutional channels. The impact of higher asset balances was impacted by lower income primarily due (i) to the negative impact of higher than usual average cash and cash equivalent balances as a result of new reinsurance transactions closing during the three month period ending March 31, 2021 pending reinvestment, and (ii) net investment expenses.
Net cost of insurance
Net cost of insurance was driven primarily by stable liability performance across in-force and new business offset by favorable adjustments to reserves and policy acquisition costs resulting from higher reserves and insurance intangibles established as part of the purchase accounting for the Global Atlantic acquisition.
General, administrative and other expenses

General and administrative expenses are driven by (i) employee compensation and benefits related expenses, (ii) policy servicing fees, and (iii) technology-related charges.

Income taxes

Insurance segment income tax expense reflects the annual estimated effective tax rate for the insurance segment on an operating basis.
Net Income attributable to non-controlling interests

Income attributable to non-controlling interests represent the portion of the insurance segment adjusted operating earnings held by rollover and co-investors in Global Atlantic.
Analysis of Non-GAAP Performance Measures

The following is a discussion of our Non-GAAP performance measures for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$817,172	$523,196	$293,976
Insurance Segment Operating Earnings	63,265	—	63,265
Distributable Operating Earnings	880,437	523,196	357,241

Interest Expense	(57,545)	(47,434)	(10,111)
Preferred Dividends	(8,341)	(8,341)	—
Net Income Attributable to Noncontrolling Interests	(3,192)	(1,089)	(2,103)
Income Taxes Paid	(151,120)	(60,035)	(91,085)
After-tax Distributable Earnings	$660,239	$406,297	$253,942

Distributable Operating Earnings
The increase in distributable operating earnings for the three months ended March 31, 2021 compared to the prior period is primarily due to a higher level of Asset Management segment operating earnings and the addition of our Insurance segment operating earnings, in connection with the Global Atlantic acquisition. For a discussion of the Asset Management and Insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results and Analysis of Insurance Segment Operating Results."

Interest Expense
    For the three months ended March 31, 2021 and 2020, interest expense relates primarily to the senior notes outstanding for KKR and KFN.
The increase in interest expense for the three months ended March 31, 2021 compared to the prior period is due primarily to new senior note issuances including: (i) $250 million aggregate principal amount of $3.750% Senior Notes due 2029 and (iii) $750 million aggregate principal amount of 3.500% Senior Notes due 2050 subsequent to March 31, 2020.
Income Taxes Paid
    The increase in income taxes paid for the three months ended March 31, 2021 compared to the prior period was primarily due to a higher level of total distributable operating earnings.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the three months ended March 31, 2021 compared to the prior period was due primarily to a higher level of distributable operating earnings, partially offset by an increase in income taxes paid and interest expense.

The amount of the tax benefit from equity-based compensation included in income taxes paid for three months ended March 31, 2021 and 2020 was $43.0 million and $11.9 million, respectively, and its inclusion in After-tax Distributable Earnings had the effect of increasing this measure by 7% and 3%, respectively.

Book Value
The following tables present information of our calculation of book value as of March 31, 2021 and December 31, 2020:

		As of
		March 31, 2021	December 31, 2020
		($ in thousands)

(+)	Cash and Short-term Investments	$3,580,861	$5,961,083
(+)	Investments	16,362,795	14,991,914
(+)	Net Unrealized Carried Interest (1)	3,837,926	2,625,935
(+)	Other Assets (2)	4,465,953	4,198,641
(+)	Global Atlantic Book Value	2,923,655	—

(-)	Debt Obligations - KKR (excluding KFN and Global Atlantic)	5,128,472	4,688,460
(-)	Debt Obligations - KFN	948,517	948,517
(-)	Tax Liabilities, Net	942,108	485,966
(-)	Other Liabilities	894,221	857,764
(-)	Noncontrolling Interests	31,086	29,510
(-)	Series A & B Preferred Stock	500,000	500,000

	Book Value	$22,726,786	$20,267,356

	Book Value Per Adjusted Share	$25.84	$23.09
	Adjusted Shares	879,681,840	877,613,164
(1)The following table provides net unrealized carried interest by business line:

	As of
	March 31, 2021	December 31, 2020
	($ in thousands)
Private Markets Business Line	$3,750,800	$2,560,101
Public Markets Business Line	87,126	65,834
Total	$3,837,926	$2,625,935
(2)Other Assets include KKR's ownership interest in FS/KKR Advisor and minority ownership interests in hedge fund partnerships.

Book value per adjusted share increased 12% from December 31, 2020. The increase was primarily attributable to (i) the net appreciation in the value of our investment portfolio, including investments held by KKR as well as investments held through investment funds, including KKR's private equity, real assets and alternative credit funds, where KKR is entitled to earn carried interest and (ii) after-tax distributable earnings during the period. Partially offsetting this increase is the payment of dividends and the repurchases of our common stock during the period.
With respect to book value relating to the asset management business, for the three months ended March 31, 2021, the value of the Asset Management segment balance sheet portfolio increased 12% and KKR's overall private equity portfolio increased 19%. The increases in KKR's Asset Management segment balance sheet portfolio and net unrealized carried interest was primarily due to mark-to-market net gains in its investments. For a further discussion, see "—Unaudited Consolidated Results of Operations (GAAP Basis) - Asset Management—Unrealized Gains and Losses from Investment Activities." For a discussion of the changes in KKR's private equity portfolio, see "—Analysis of Asset Management Segment Operating Results—Assets Under Management." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Performance Measures— After-tax Distributable Earnings" and for more details on factors that impact our business, financial performance, operating results and valuations, see "—Business Environment."

The following table presents the holdings of our investments in Asset Management by asset class as of March 31, 2021 on a segment basis. To the extent investments are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs. For example, we have recognized certain net unrealized losses in our credit investment portfolio held at our India debt finance company, of which we own 50.3% of its equity. As of March 31, 2021, KKR’s 50.3% interest in our India debt finance company had a cost basis of approximately $168 million, comprised of invested capital of $100 million plus reinvested earnings. If the value of our investment is ultimately realized at the current carrying value of $65 million, future realized investment losses of approximately $103 million would be recognized on a segment basis based on valuations as of March 31, 2021, which would reduce after-tax distributable earnings in future periods.

	As of March 31, 2021
	($ in thousands)
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity	$2,822,232	$5,536,501	33.8%
Core	1,986,358	3,514,699	21.5%
Growth	459,422	1,787,788	10.9%
Private Equity, Core & Growth Total	5,268,012	10,838,988	66.2%

Energy	767,084	751,299	4.6%
Real Estate	1,262,708	1,390,387	8.5%
Infrastructure	594,218	691,625	4.2%
Real Assets Total	2,624,010	2,833,311	17.3%

Leveraged Credit	1,004,264	972,600	5.9%
Alternative Credit	855,548	825,265	5.0%
Credit Total	1,859,812	1,797,865	11.0%

Other	1,058,154	892,631	5.5%

Total Investments	$10,809,988	$16,362,795	100.0%

	March 31, 2021
	($ in thousands)
Significant Investments: (2)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
Fiserv, Inc. (NASDAQ: FISV)	$614,098	$1,400,334	8.6%
USI, Inc.	531,425	987,753	6.0%
BridgeBio Pharma, Inc. (NASDAQ: BBIO)	63,821	759,640	4.6%
PetVet Care Centers, LLC	243,188	632,289	3.9%
Heartland Dental, LLC	320,626	577,126	3.5%
Total Significant Investments	1,773,158	4,357,142	26.6%

Other Investments	9,036,830	12,005,653	73.4%
Total Investments	$10,809,988	$16,362,795	100.0%

(1)Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority ownership of subsidiaries that operate KKR's businesses, including the general partner interests of KKR's investment funds and Global Atlantic's insurance companies.
(2)Significant Investments include the top five investments based on their fair values as of March 31, 2021. Significant Investments exclude (i) investments expected to be syndicated, (ii) investments expected to be transferred in connection with a new fundraising, and (iii) investments in funds and other entities that are owned by one or more third parties and established for the purpose of making investments. Accordingly, this list of Significant Investments should not be relied upon as a substitute for information about the asset class exposure of KKR's balance sheet. For information about the asset class exposure of KKR's balance sheet see "—Our Business—Principal Activities" for the "Holdings by Asset Class" pie chart. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

With respect to KKR's book value relating to its insurance business, KKR includes Global Atlantic's book value, which consists of KKR's pro rata equity interest in Global Atlantic on a GAAP basis, excluding (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance embedded derivative balances and related assets, net of deferred acquisition costs and income tax. KKR believes this presentation of Global Atlantic's book value is comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic's industry. As of March 31, 2021, Global Atlantic Book Value was $2.9 billion. For more information about the composition and credit quality of Global Atlantic's investments on a consolidated basis, please see "--Global Atlantic's Investment Portfolio" below.
Global Atlantic's Investment Portfolio
As of March 31, 2021, 98% and 87% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC") and nationally recognized statistical rating organizations ("NRSROs"), respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2”. The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of March 31, 2021 were Corporate, RMBS and U.S. state, municipal and political subdivisions securities, comprising 35%, 9% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 98%, 97% and 100% of Global Atlantic's Corporate, RMBS and U.S. state, municipal and political subdivisions securities, respectively, were investment grade according to NAIC ratings and 98%, 39% and 100% of its Corporate, RMBS and U.S. state, municipal and political subdivisions securities, respectively, were investment grade according to NRSRO ratings as of March 31, 2021. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's AFS fixed maturity portfolio consisting of floating rate assets was 35% as of March 31, 2021.
Within the funds withheld receivable at interest portfolio 95% of the fixed maturity securities were investment grade by NAIC designation as of March 31, 2021.
Trading fixed maturity securities back funds withheld payable at interest where the investment performance is ceded to reinsurers under the terms of the respective reinsurance agreements.
Credit quality of AFS fixed maturity securities
The Securities Valuation Office of the NAIC evaluates the AFS fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” Using an internally developed rating is permitted by the NAIC if no rating is available. These designations are generally similar to the credit quality designations of NRSROs for marketable fixed maturity securities, except for certain structured securities as described below. NAIC designations of “1,” highest quality, and “2,” high quality, include fixed maturity securities generally considered investment grade by NRSROs. NAIC designations “3” through “6” include fixed maturity securities generally considered below investment grade by NRSROs.
An NRSRO rating was assigned based on the following criteria: (i) the equivalent S&P rating where the security is rated by one NRSRO; (ii) the equivalent S&P rating of the lowest NRSRO when the security is rated by two NRSROs; and (i) the equivalent S&P rating of the second lowest NRSRO if the security is rated by three or more NRSROs. If the lowest two NRSROs’ ratings are equal, then such rating will be the assigned rating. NRSROs’ ratings available for the periods presented were S&P, Fitch, Moody’s, DBRS, Inc. and Kroll Bond Rating Agency, Inc. If no rating is available from a rating agency, then an internally developed rating is used.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 2% as of March 31, 2021. Pursuant to Global Atlantic's investment guidelines, it actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.
As of March 31, 2021, non-rated AFS fixed-maturity securities included $173 million of private placement securities for which Global Atlantic has not sought individual ratings from the NRSROs.

Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of March 31, 2021, 56% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities.
As of March 31, 2021, 98% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade, and 98% is rated NRSROs investment grade.
Residential mortgage-backed securities
As of March 31, 2021, 14% of the AFS fixed maturity securities portfolio was invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, we would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.
The NAIC designations for RMBS, including prime, sub-prime, alt-A, and adjustable rate mortgages with variable payment options ("Option ARM"), are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Accordingly, an investment in the same security at a lower cost may result in a higher quality NAIC designation in recognition of the lower likelihood the investment would result in a realized loss. Prime residential mortgage lending includes loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
As of March 31, 2021, 94% of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 designation. As of March 31, 2021, Alt-A, Option ARM, Re-Performing and Sub-prime represent 40%, 26%, 12% and 11% of the total RMBS portfolio ($8.5 billion), respectively.
Unrealized gains and losses for AFS fixed maturity securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Certain AFS fixed maturity securities have experienced changes in fair value that Global Atlantic considers to be temporary in nature. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of March 31, 2021, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $33 million based on NRSRO rating and $12 million based on NAIC ratings.
Mortgage and other loan receivables - Credit quality indicators
Mortgage and other loan receivables consist of commercial and residential mortgage loans, and other loan receivables. As of March 31, 2021, 17% of Global Atlantic's total investments consisted of mortgage and other loan receivables. Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine real estate loans, residential mortgage loans, consumer loans, and other loan receivables.
Global Atlantic's commercial mortgage loans may also be rated based on NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of March 31, 2021, 91% of the commercial mortgage loan portfolio was rated investment grade based on NAIC designation. 100% of the commercial mortgage loan portfolio is in current status.
As of March 31, 2021, 92% of the residential mortgage loan portfolio is in current status, and approximately $241.3 million is over 90 days past due (representing 5% of the total residential mortgage portfolio).
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. Approximately 89% of the commercial mortgage loans has a loan-to-value ratio of 70% or less, and approximately 0.5% has loan-to-value ratio over 90%.
Changing economic conditions affect Global Atlantic’s valuation of commercial mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that Global Atlantic performs for monitored loans and may contribute to the establishment of (or increase or decrease in) a commercial mortgage loan valuation allowance for losses. In addition, Global Atlantic continuously monitors its commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have exposure to specific geographic events, or have deteriorating credit.

The weighted average loan-to-value ratio for residential mortgage loans was 73% as of March 31, 2021.
Global Atlantic's residential mortgage loan portfolio is comprised mainly of re-performing loans that were purchased at a discount after they were modified and returned to performing status, as well as prime jumbo loans and mortgage loans backed by single family rental properties. Global Atlantic has also extended financing to counterparties in the form of repurchase agreements secured by mortgage loans, including performing and non-performing mortgage loans.
Reconciliations to GAAP Measures
    The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures for the three months ended March 31, 2021 and 2020:
Revenues

	Three Months Ended
	March 31, 2021	March 31, 2020
	($ in thousands)
Total GAAP Revenues	$4,563,006	$(1,001,505)
Insurance GAAP Revenues	(1,385,048)	—
Impact of Consolidation and Other	123,448	95,029
Capital Allocation-Based Income (GAAP)	(2,684,647)	1,382,077
Realized Carried Interest	165,142	361,331
Realized Investment Income	461,273	145,164
Insurance Segment Management Fees	22,930	—
Capstone Fees	(20,080)	(20,918)
Expense Reimbursements	(27,729)	(28,224)
Total Asset Management Segment Revenues	$1,218,295	$932,954

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended
	March 31, 2021	March 31, 2020
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders (GAAP)	$1,644,245	$(1,288,865)
Preferred Stock Dividends	25,591	8,341
Net Income (Loss) Attributable to Noncontrolling Interests	2,245,531	(2,947,429)
Income Tax Expense (Benefit)	438,739	(360,679)
Income (Loss) Before Tax (GAAP)	$4,354,106	$(4,588,632)
Impact of Consolidation and Other	(1,378,567)	2,033,009
Equity-based Compensation - KKR Holdings	16,434	20,696
Preferred Stock Dividends	(8,341)	(8,341)
Income Taxes Paid	(151,120)	(60,035)
Asset Management Adjustments:
Unrealized Carried Interest	(2,109,018)	1,659,940
Net Unrealized Gains (Losses)	(1,316,644)	1,974,531
Unrealized Performance Income Compensation	896,907	(675,874)
Strategic Corporate Transaction-Related Charges	4,875	—
Equity-based Compensation	49,761	49,334
Equity-based Compensation - Performance based	14,556	1,669
Insurance Adjustments:
Net Gains (Losses) from Investments and Derivatives	289,235	—
Strategic Corporate Transaction-Related Charges	4,819	—
Equity-based and Other Compensation	7,411	—
Amortization of Acquired Intangibles	2,451	—
Income Taxes	(16,626)	—
After-tax Distributable Earnings	$660,239	$406,297
Interest Expense	57,545	47,434
Preferred Stock Dividends	8,341	8,341
Net Income Attributable to Noncontrolling Interests	3,192	1,089
Income Taxes Paid	151,120	60,035
Distributable Operating Earnings	$880,437	$523,196
Insurance Segment Operating Earnings	(63,265)	—
Realized Performance Income	(171,309)	(363,132)
Realized Performance Income Compensation	109,986	225,278
Realized Investment Income	(461,273)	(145,164)
Realized Investment Income Compensation	69,191	17,604
Fee Related Earnings	$363,767	$257,782
Insurance Segment Operating Earnings	63,265	—
Realized Performance Income	171,309	363,132
Realized Performance Income Compensation	(109,986)	(225,278)
Realized Investment Income	461,273	145,164
Realized Investment Income Compensation	(69,191)	(17,604)
Depreciation and Amortization	6,164	4,804
Adjusted EBITDA	$886,601	$528,000

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	March 31, 2021	December 31, 2020
	($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	$13,077,710	$12,118,472
Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Impact of Consolidation and Other	419,546	520,710
KKR Holdings and Other Exchangeable Securities	7,209,833	6,512,382
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	903,905	—
Book Value	$22,726,786	$20,267,356

The following table provides reconciliations of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	March 31, 2021	December 31, 2020
GAAP Shares of Common Stock Outstanding	578,269,039	572,893,738
Adjustments:
KKR Holdings Units	273,367,712	275,626,493
Other Exchangeable Securities (1)	1,222,489	—
Common Stock - Series C Mandatory Convertible Preferred Stock (2)	26,822,600	29,092,933
Adjusted Shares (3)	879,681,840	877,613,164

Unvested Shares of Common Stock and Other Exchangeable Securities (4)	26,687,308	23,892,201
(1)Consists of vested restricted holdings units granted under our 2019 Equity Incentive Plan, which are exchangeable for shares of KKR & Co. Inc. common stock.
(2)Assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of KKR & Co. Inc. common stock on March 31, 2021 and December 31, 2020.
(3)Amounts exclude unvested equity awards granted under our Equity Incentive Plans.
(4)Represents equity awards granted under our Equity Incentive Plans. The issuance of common stock of KKR & Co. Inc. pursuant to equity awards under our Equity Incentive Plans dilutes KKR common stockholders and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR business. Excludes market condition awards that did not met their market-price based vesting conditions as of March 31, 2021 and December 31, 2020.

Liquidity

We manage our liquidity and capital requirements by (i) focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year, and (ii) maintaining access to sufficient liquidity through various sources. The overall liquidity framework and cash management approach of our insurance business are also based on building an investment portfolio that is cash flow matched, providing cash inflows from insurance assets that meet our insurance companies' expected cash outflows to pay their liabilities. Our primary cash flow activities typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends), as well as through the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products, and other growth initiatives, including acquisitions of other investments, assets, and businesses; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our stockholders and holders of our Series A Preferred Stock, Series B Preferred Stock and Series C Mandatory Convertible Preferred Stock; and (vii) paying borrowings, interest payments, and repayments under credit agreements, our senior and subordinated notes, and other borrowing arrangements. See "—Liquidity—Liquidity Needs—Dividends."

See "—Business Environment" for more details on factors that impact our business, financial performance, operating results and valuations.

Sources of Liquidity

Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) in our insurance business, cash inflows in respect of new premiums, policyholder deposits, reinsurance transactions and funding agreements, including through memberships in Federal Home Loan Banks; (v) realizations on and sales of investments and other assets, including the transfers of investments for fund formations; and (vi) borrowings, including advances under our revolving credit facilities, debt offerings, committed repurchase agreements, uncommitted financing, and other borrowing arrangements. In addition, we may generate cash proceeds from sales of our equity securities.

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of March 31, 2021, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report.

As of March 31, 2021, netting holes in excess of $50 million existed at three of our private equity funds, which were Americas Fund XII of $234 million, Asian Fund II of $131 million and China Growth Fund of $51 million. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets.

For a discussion of our debt obligations, including our debt securities, revolving credit agreements and loans, see Note 10 "Debt Obligations" in our Annual Report and Note 16 "Debt Obligations" to the financial statements included elsewhere in this report.

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to:

•continue to support and grow our business lines, including funding our capital commitments made to existing and future funds, pay the costs related to fundraising and launching of new strategies, and otherwise supporting investment vehicles which we sponsor;

•seed or warehouse investments for the benefit of new strategies or funds, including CLOs, pending the contribution of committed capital by the investors in such funds, and advancing capital to our funds for operational or other needs;

•pay interest expense;

•service debt obligations, including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments, including funding requirements to levered investment vehicles;

•fund cash operating expenses and contingencies, including litigation matters;

•pay corporate income taxes and other taxes;

•pay policyholders and amounts in our insurance business related to investment, reinvestment, reinsurance or funding agreement activity;

•pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•pay cash dividends in accordance with our dividend policy for our common stock or the terms of our preferred stock;

•underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business, and fund any net capital or regulatory requirements of our capital markets companies;

•post or return collateral in respect of derivative contracts;

•support and acquire other assets for our Principal Activities business line, including other businesses, investments and assets, some of which may be required to satisfy risk retention requirements for CLOs (to the extent it continues to apply); and

•repurchase KKR's common stock or retire equity awards pursuant to the share repurchase program or other securities issued by KKR.

For a discussion of KKR's share repurchase program, see "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Share Repurchases in the First Quarter of 2021."

On February 1, 2021 we funded the $4.7 billion required to acquire Global Atlantic with $2.9 billion of cash from our own balance sheet, with the balance provided by rollover and co-investors. The purchase price is subject to certain post-closing adjustments, which we expect will require us to pay an incremental amount less than the $150 million maximum as provided under the merger agreement for the Global Atlantic acquisition.

Capital Commitments
    The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which generally range from 2% to 8% of a fund's total capital commitments at final closing, but may be greater for certain funds (i) where we are pursuing newer strategies, (ii) where third party investor demand is limited, and (iii) where a larger commitment is consistent with the asset allocation strategy for our Principal Activities business line.

The following table presents our uncalled commitments to our active investment funds and other vehicles as of March 31, 2021:

Uncalled Commitments
Private Markets	($ in thousands)
Asian Fund IV	$1,118,500
Core Investment Vehicles	919,400
Americas Fund XII	325,700
Real Estate Partners Americas III	300,000
Property Partners Americas	261,000
Asian Fund III	216,300
Asia Real Estate Partners	215,400
Real Estate Partners Europe II	200,000
Asia Pacific Infrastructure Investors	193,900
Global Infrastructure Investors III	185,300
Next Generation Technology Growth II	115,500
Energy Income and Growth Fund II	113,900
European Fund V	96,400
Health Care Strategic Growth Fund	80,700
Global Impact Fund	57,600
Real Estate Partners Americas II	39,100
Real Estate Credit Opportunity Partners II	29,700
Other Private Markets Vehicles	1,121,400
Total Private Markets Commitments	5,589,800

Public Markets
Dislocation Opportunities Fund	260,000
Lending Partners Europe II	33,700
Special Situations Fund II	26,800
Private Credit Opportunities Partners II	16,900
Lending Partners Europe	11,300
Lending Partners III	8,800
Other Public Markets Vehicles	499,500
Total Public Markets Commitments	857,000

Total Uncalled Commitments	$6,446,800
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets primarily in our Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in our capital markets business line. As of March 31, 2021, these commitments amounted to $310.3 million and $965.2 million, respectively.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has arrangements with third parties, which reduce our risk when underwriting certain debt transactions, and thus our unfunded commitments as of

March 31, 2021 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
On January 14, 2020, KKR committed to invest up to an additional $150 million in our India debt finance company to support its alternative credit business in India. As of March 31, 2021, none of the $150 million commitment has been invested.

Tax Receivable Agreement
We may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings, which may result in an increase in our tax basis of the assets of KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former limited partners who have exchanged KKR Holdings units for KKR's common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the agreement. As of March 31, 2021, an undiscounted payable of $214.9 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2021, approximately $50.2 million of cumulative cash payments have been made under the tax receivable agreement.
Dividends
A dividend of $0.145 per share of our common stock has been declared for the quarter ended March 31, 2021, which will be paid on June 1, 2021 to holders of record of our common stock as of the close of business on May 17, 2021.
A dividend of $0.421875 per share of Series A Preferred Stock has been declared and set aside for payment on June 15, 2021 to holders of record of Series A Preferred Stock as of the close of business on June 1, 2021. A dividend of $0.406250 per share of Series B Preferred Stock has been declared and set aside for payment on June 15, 2021 to holders of record of Series B Preferred Stock as of the close of business on June 1, 2021. A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and set aside for payment on June 15, 2021 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on June 1, 2021.
When KKR & Co. Inc. receives distributions from KKR Group Partnership, other equityholders in KKR Group Partnership including KKR Holdings receive their pro rata share of such distributions from KKR Group Partnership.
The declaration and payment of dividends to our common stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. Our current dividend policy is to pay dividends to holders of our common stock in an annual aggregate amount of $0.58 per share (or a quarterly dividend of $0.145 per share) beginning with the dividend announced with respect to the results for the first quarter of 2021. The declaration of dividends is subject to the discretion of our board of directors based on a number of factors, including KKR’s future financial performance and other considerations that the board deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our common stock will be maintained. Furthermore, the declaration and payment of distributions by KKR Group Partnership and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements and the terms of the preferred units of KKR Group Partnership.
Preferred Stock

For a discussion of KKR's equity, including our preferred stock, see Financial Statements and Supplementary Data—Note 21 "Equity" to the financial statements included elsewhere in this report.

Other Liquidity Needs
From time to time, we fund various underwriting, syndication and fronting commitments in our capital markets business in connection with the arranging or underwriting of loans, securities or other financial instruments, for which we may draw all or substantially all of our availability for borrowings under the KCM Short-Term Credit Agreement, KCM Credit Agreement and Global Atlantic Revolving Credit Facility. We generally expect these borrowings to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment.
Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we (including Global Atlantic) and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2021 excluding consolidated funds and CFEs with a reconciliation of such amounts to the anticipated future cash payments of KKR (including Global Atlantic) and our consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Asset Management
Uncalled commitments to investment funds (1)	$6,446.8	$—	$—	$—	$6,446.8
Debt payment obligations (2)	—	225.8	45.2	5,770.8	6,041.8
Interest obligations on debt payment obligations (3)	222.9	467.6	465.9	3,805.0	4,961.4
Underwriting commitments (4)	782.1	—	—	—	782.1
Lending commitments (5)	183.1	—	—	—	183.1
Purchase commitments (6)	160.3	—	—	—	160.3
Lease obligations	24.2	56.9	35.3	107.8	224.3
Insurance (7)
Policy liabilities (8)	9,263.6	20,962.2	18,758.7	78,673.8	127,658.3
Debt payment obligations (9)	150.0	495.0	—	750.0	1,395.0
Interest obligations on debt payment obligations (10)	65.6	103.2	90.5	576.3	835.6
Purchase and lease commitments (11)	11.8	22.6	23.2	196.7	254.3
Total Contractual Obligations of KKR	$17,310.4	$22,333.3	$19,418.7	$89,880.5	$148,943.0
(+) Uncalled commitments of consolidated funds (12)	11,711.7	—	—	—	11,711.7
(+) Debt payment obligations of consolidated funds, CFEs and Other (13)	3,313.6	3,454.4	131.2	21,342.6	28,241.8
(+) Corporate real estate borrowings (14)	490.0	—	—	—	490.0
(+) Interest obligations of consolidated funds, CFEs and Other (15)	647.6	966.6	894.5	2,043.6	4,552.3
(+) Purchase commitments of consolidated funds (16)	454.2	—	—	—	454.2
Total Consolidated Contractual Obligations	$33,927.5	$26,754.3	$20,444.4	$113,266.7	$194,393.0
(1)These uncalled commitments represent amounts committed by us to fund a portion of the purchase price paid for each investment made by our investment funds which are actively investing. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the pace at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See "—Revolving Credit Agreements, Senior Notes, KFN Debt Obligation, KFN Securities and Real Estate Financing—Liquidity Needs."
(2)Amounts include senior notes and subordinated notes issued by KKR and its subsidiaries. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.
(3)These interest obligations on debt represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2021 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2021, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.
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
(7)Global Atlantic has other obligations related to collateral payable held for derivative instruments ($804 million) and outstanding commitments to make investments in commercial mortgage loans, other lending facilities and other investments ($884 million) which have not been included in the above table as the exact timing of these payments cannot be estimated. Global Atlantic's debt obligations are non-recourse to KKR beyond the assets of Global Atlantic.
(8)Policy liabilities for insurance obligations consist of amounts required to meet future obligations for future policy benefits and policy account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, lapse, renewal, withdrawal, and annuitization comparable with actual experience. These assumptions also include market growth and policy crediting consistent with assumptions used in amortizing DAC. All estimated cash payments are not discounted to present value. Accordingly, the total of cash flows presented for all years of $127.7 billion significantly exceeds total policy liabilities of $102.6 billion recorded on the statements of financial condition as of March 31, 2021. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could differ materially from actual results.
(9)The payments due by period for debt obligations reflects the contractual maturities of principal.
(10)Reflects estimated future interest payments. Future interest on variable rate debt (which includes borrowing under our revolving credit facility, the term loan and the subordinated debentures) was computed using prevailing rates as of March 31, 2021 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations.
(11)Reflects operational servicing agreements with third-party administrators for policy administration.
(12)Represents uncalled commitments of our consolidated funds excluding KKR's portion of uncalled commitments as the general partner of the respective funds. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the pace at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See "—Revolving Credit Agreements, Senior Notes, KFN Debt Obligation, KFN Securities and Real Estate Financing—Liquidity Needs."
(13)Amounts include (i) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $7.9 billion, (ii) debt securities issued by our consolidated CLOs of $18.7 billion and (iii) borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $1.6 billion. Debt securities issued by consolidated CLO entities are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Borrowings by levered investment vehicles are supported solely by the investments held at the investment vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.
(14)Represents a debt obligation in connection with the ownership of KKR office space.
(15)The interest obligations on debt of our CFEs and other borrowings represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2021 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2021, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.
(16)Represents commitments of consolidated funds to fund the purchase of various investments.

The commitment table above excludes KKR's commitment to invest up to an additional $150 million in our India finance company to support its alternative credit business in India. Additionally, the commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. See "—Liquidity Needs—Tax Receivable Agreement" in this report and "Risk Factors—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our common stock for KKR Group Partnership Units and related transactions, and the timing and value of these tax attributes differ from those of our restricted stock units" in our Annual Report.

We may incur contingent liabilities for claims that may be made against us in the future. We enter into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of our investment funds and KKR have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that we have made, including KKR's corporate real estate, and certain investment vehicles we manage or sponsor. KKR has also (i) provided credit support regarding repayment and funding obligations to third-party lenders to certain of its employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and a levered investment vehicle and (ii) provided credit support to one of our hedge fund partnerships. We have also indemnified employees and non-employees against potential liabilities, in connection with their service as described under "Certain Relationships and Related Transactions, and Director Independence—Indemnification of Directors, Officers and Others" in our Annual Report. In addition, we have also provided credit support to certain of our subsidiaries' obligations in connection with certain investment vehicles or partnerships that we manage. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions. In addition, we have also agreed to be liable for certain investment losses (up to a maximum of approximately $116 million) and/or for providing liquidity in the events specified in the governing documents of certain investment vehicles. Our maximum exposure under these arrangements is currently unknown as our liabilities for these matters would require a claim to be made against us in the future.

The partnership documents governing our carry-paying funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. See Note 23 "Commitments and Contingencies—Contingent Repayment Guarantees" to our financial statements included elsewhere in this report for further information on KKR's potential clawback obligations.

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
Critical Accounting Policies - Asset Management
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
Critical Accounting Policies - Insurance
Policy liabilities
Policy liabilities, or collectively, "reserves," are the portion of past premiums or assessments received that are set aside to meet future policy and contract obligations as they become due. Interest accrues on the reserves and on future premiums, which may also be available to pay for future obligations. Global Atlantic establishes reserves to pay future policy benefits, claims, and certain expenses for its life policies and annuity contracts.
Global Atlantic's reserves are estimated based on models that include many actuarial assumptions and projections. These assumptions and projections, which are inherently uncertain, involve significant judgment, including assumptions as to the levels and/or timing of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), mortality, longevity, and persistency.
The assumptions on which reserves are based are intended to represent an estimation of experience for the period that policy benefits are payable. Global Atlantic reviews the adequacy of its reserves and the assumptions underlying those reserves at least annually. Global Atlantic cannot, however, determine with precision the amount or the timing of actual benefit payments. If actual experience is better than or equal to the assumptions, then reserves would be adequate to provide for future benefits and expenses. If experience is worse than the assumptions, additional reserves may be required to meet future policy and contract obligations. This would result in a charge to our net income during the period in which excess benefits are paid or an increase in reserves occurs.
For a majority of Global Atlantic's in-force policies, including its universal life policies and most annuity contracts, the base policy reserve is equal to the account value. For these products, the account value represents its obligation to repay to the policyholder the amounts held on deposit. However, there are several significant blocks of business where policy reserves, in addition to the account value, are explicitly calculated, including variable annuities, fixed-indexed annuities, universal life products with secondary guarantees, indexed universal life and preneed policies.
Guaranteed minimum death benefits ("GMDB")
Some of Global Atlantic's variable annuity and fixed-indexed annuity contracts contain a GMDB feature that provides a guarantee that the benefit received at death will be no less than a prescribed minimum amount, even if the account balance is reduced to zero. This amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or sometimes a combination of these values. If the GMDB is higher than the current account value at the time of death, Global Atlantic incurs a cost equal to the difference.
Guaranteed minimum withdrawal benefits ("GMWB")
Global Atlantic issues fixed-indexed annuity and variable annuity contracts with a guaranteed minimum withdrawal feature. GMWB are an optional benefit where the contract owner is entitled to withdraw a maximum amount of their benefit base each year.
Once exercised, living benefit features provide annuity policyholders with a minimum guaranteed stream of income for life. A policyholder’s annual income benefit is generally based on an annual withdrawal percentage multiplied by the benefit base. The benefit base is defined in the policy and is generally the initial premium, reduced by any partial withdrawals and increased by a defined percentage, formula or index credits. Any living benefit payments are first deducted from the account value. Global Atlantic is responsible for paying any excess guaranteed living benefits still owed after the account value has reached zero.
The ultimate cost of these benefits will depend on the level of market returns and the level of contractual guarantees, as well as policyholder behavior, including surrenders, withdrawals, and benefit utilization. For fixed-indexed annuity products, costs also include certain non-guaranteed terms that impact the ultimate cost, such as caps on crediting rates that Global Atlantic can, in its discretion, reset annually.
GMDB and GMWB sensitivities
As of March 31, 2021, the GMDB and GMWB liability balance totaled $946 million. As of March 31, 2021, the liability balances for GMDB were $22 million for fixed-indexed annuities and $23 million for variable annuities. As of March 31, 2021, the liability balances for GMWB were $901 million for fixed-indexed annuities. The increase (decrease) to the GMDB and GMWB liability balance as a result of hypothetical changes in projected assessments, equity market prices, and annual equity growth is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

March 31, 2021
($ in thousands)
Balance	$946,407
Hypothetical change:
+10% future assessments(1)	(10,670)
-10% future assessments(1)	11,195
+10% equity market prices	(7,679)
-10% equity market prices	8,813
1% lower annual equity growth	1,936
________________
Note: Hypothetical changes to the liability balance do not reflect the impact of related hedges.
(1)The assessments used to accrue liabilities are generally based on investment yields, realized gains and losses, rider charges, surrender charges, and asset-based fees, such as mortality and expense fees.

Embedded derivatives
Global Atlantic's fixed-indexed annuity, variable annuity and indexed universal life products contain equity-indexed features, which are considered embedded derivatives and are required to be measured at fair value.
The embedded derivative is calculated as the present value of future projected benefits in excess of the projected guaranteed benefits, using an option budget as the indexed account value growth rate. In addition, the fair value of the embedded derivative is reduced to reflect the risk of non-performance on Global Atlantic's obligations (i.e., own credit risk).
Changes in interest rates, future index credits, Global Atlantic's own credit risk, projected withdrawal and surrender activity, and mortality on fixed-indexed annuity and indexed universal life contracts can have a significant impact on the value of the embedded derivative.
Valuation of embedded derivatives – Fixed-indexed annuities
Fixed-indexed annuity contracts allow the policyholder to elect a fixed interest rate of return or a market indexed strategy where interest credited is based on the performance of an index, such as the S&P 500 Index, or other indexes. The market indexed strategy is an embedded derivative, similar to a call option. The fair value of the embedded derivative is computed as the present value of benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which include assumptions for expected index credits, future equity option costs, volatility, interest rates, and policyholder behavior. The projections of minimum guaranteed contract values include the same assumptions for policyholder behavior as are used to project policy contract values. The embedded derivative cash flows are discounted using a risk-free interest rate increased by a non-performance risk spread tied to Global Altantic's own credit rating.
Valuation of embedded derivatives – Indexed universal life
Indexed universal life products allow a policyholder’s account value to grow based on the performance of certain equity indexes, which result in an embedded derivative similar to a call option. The embedded derivative related to the index is bifurcated from the host contract and measured at fair value. The valuation of the embedded derivative is the present value of future projected benefits in excess of the projected guaranteed benefits, using the option budget as the indexed account value growth rate and the guaranteed interest rate as the guaranteed account value growth rate. Present values are based on discount rate curves determined at the valuation date/issue date as well as assumed lapse and mortality rates. The discount rate equals the forecast treasury rate plus a non-performance risk spread tied to Global Atlantic’s own credit rating. Changes in discount rates and other assumptions such as spreads and/or option budgets can have a substantial impact on the embedded derivative.
Valuation of embedded derivatives – Variable annuities
Variable annuity contracts offered and assumed by Global Atlantic provide the contractholder with GMDB and/or GMWB. The liabilities for these benefits are included in policy liabilities in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statements of operation.
Global Atlantic has issued variable annuity contracts with GMDB features. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts, valued at $566 million as March 31, 2021. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using U.S. Treasury rates plus an adjustment for its own company credit risk.
Global Atlantic also issues variable annuity contracts with a GMWB. The GMWB feature represents an embedded derivative. The embedded derivative is required to be bifurcated and measured at fair value. This liability is calculated as the present value of the excess GMWB claims less the present value of GMWB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using U.S. Treasury rates plus an adjustment for its own company credit risk.
As of March 31, 2021, the embedded derivative liability balance totaled $896.6 million for fixed-indexed annuities, $434.2 million for indexed universal life and $88.3 million for variable annuities. As of March 31, 2021, variable annuities accounted for using the fair value option was $566 million. The increase (decrease) to the embedded derivatives on fixed-indexed annuity, indexed universal life, and variable annuity products as a result of hypothetical changes in interest rates, non-performance risk premium, and equity market prices is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	March 31, 2021
	FIA	IUL	VA	VA (FVO)
($ in thousands)
Balance	$896,582	$434,242	$88,327	$565,642

Hypothetical change:
+50 bps interest rates	(22,090)	(4,260)	(65,781)	(33,550)
-50 bps interest rates	25,328	5,035	76,520	36,401
'+25bps non-performance risk premium	13,875	2,250	16,627	10,809
'-25bps non-performance risk premium	(13,875)	(2,250)	(16,627)	(10,809)
+10% equity market prices	264,429	45,380	(49,876)	(25,010)
-10% equity market prices	(212,655)	(67,640)	61,853	29,250
________________
Note: Hypothetical changes to the liability balances do not reflect the impact of related hedges.

Valuation of embedded derivatives in modified coinsurance or funds withheld
Global Atlantic's reinsurance agreements include modified coinsurance and coinsurance with funds withheld arrangements that include terms that require payment by the ceding company of a principal amount plus a return that is based on a proportion of the ceding company’s return on a designated portfolio of assets. Because the return on the receivable held by the assuming company is not clearly and closely related to the host insurance contract, these contracts are deemed to contain embedded derivatives, which are measured at fair value. Global Atlantic is exposed to both the market risk and the credit risk of the assets. Changes in discount rates and other assumptions can have a significant impact on this embedded derivative. The fair value of the embedded derivatives is included in the funds withheld receivable at interest and funds withheld payable at interest line items on the consolidated statement of financial condition. The change in the fair value of the embedded derivatives is recorded in net investment gains (losses) in the consolidated statement of operations.
As of March 31, 2021, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $369.1 million net asset ($55.9 million in funds withheld receivables at interest, and $(313.2) million in funds withheld payable at interest.) The increase (decrease) to the balance as a result of hypothetical changes in credit spreads and interest rates is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other factors that impact the embedded derivative balance for modified coinsurance or funds withheld arrangements.

	March 31, 2021
	Embedded derivative on funds withheld receivable at interest	Embedded derivative on funds withheld payable at interest
($ in thousands)
Balance	$55,883	$(313,230)
Hypothetical change:
+25 bps credit spreads	(31,696)	(204,250)
-25 bps credit spreads	31,696	204,250
+50 bps interest rates	(25,046)	(441,000)
-50 bps interest rates	33,277	441,000
________________
Note: Hypothetical changes to the funds withheld receivable and payable embedded derivative balances do not reflect the impact of related hedges or trading assets which back the funds withheld at interest.

Critical Accounting Policies - Combined
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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at March 31, 2021 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.
 Level III Valuation Methodologies
Our investments and financial instruments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the carried interest and investment income we realize. Additionally, a change in interest rates could have a significant impact on valuations.
Across the total Level III private equity investment portfolio (including core investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of March 31, 2021, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 39%, 51%, and 10%, respectively.
    There is inherent uncertainty involved in the valuation of Level III investments, and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. See "—Business Environment" for more details on factors that impact our business, financial performance, operating results and valuations.
Key unobservable inputs that have a significant impact on our Level III valuations as described above are included in Note 9 "Fair Value Measurements" to our financial statements included elsewhere in this report.

Level III Valuation Process
The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review.
For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments in Public Markets, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of March 31, 2021, less than 4% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
For Level III investments in Asset Management, KKR has a global valuation committee that is responsible for coordinating and implementing the firm's valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. The global valuation committee is assisted by the asset class-specific valuation committees that exist for private equity (including core investments and certain impact investments), growth equity (including certain impact investments), real estate, energy, infrastructure and credit. The asset class-specific valuation committees are responsible for the review and approval of all preliminary Level III valuations in their respective asset classes on a quarterly basis. The members of these valuation committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments. All Level III valuations for investments in Asset Management are also subject to approval by the global valuation committee, which is comprised of senior employees including investment professionals and professionals from business operations functions, and includes one of KKR's Co-Presidents/Co-Chief Operating Officers and its Chief Financial Officer, General Counsel and Chief Compliance Officer. When valuations are approved by the global valuation committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
Level III investments held by Global Atlantic are valued on the basis of pricing services, reputable broker-dealers or internal models. Global Atlantic performs a quantitative and qualitative analysis and review of the information and prices received from independent pricing services as well as broker-dealers to verify that it represents a reasonable estimate of fair value. For all the internally developed models, Global Atlantic seeks to verify the reasonableness of fair values by analyzing the inputs and other assumptions used. As of March 31, 2021, approximately 58% of these investments were priced via external sources, while approximately 42% were valued on the basis of internal models. When valuations are approved by Global Atlantic's management, the valuations of its Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
As of March 31, 2021, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
There were no changes made to our Level III valuation process as a result of COVID-19.

As described above, Level II and Level III investments were valued using internal models with significant unobservable inputs, and our determinations of the fair values of these investments may differ materially from the values that would have resulted if readily observable inputs had existed. Additional external factors may cause those values, and the values of investments for which readily observable inputs exist, to increase or decrease over time, which may create volatility in our earnings and the amounts of assets and stockholders' equity that we report from time to time.
Changes in the fair value of investments impacts the amount of carried interest that is recognized as well as the amount of investment income that is recognized for investments held directly in Asset Management and through our consolidated funds as described below. We estimate that an immediate 10% decrease in the fair value of investments held directly and through consolidated investment funds generally would result in a commensurate change in the amount of net gains (losses) from investment activities for investments held directly and through investment funds and a more significant impact to the amount of carried interest recognized, regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. With respect to consolidated investment funds, the impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value of our consolidated funds would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments. With respect to Insurance, a decrease in investment income for certain assets where investment gains and losses are recognized through the statement of operations would impact KKR only to the extent of our economic ownership interest in Global Atlantic.
As of March 31, 2021, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of March 31, 2021, investments which represented greater than 5% of total non-GAAP investments consisted of Fiserv, Inc. and USI, Inc. valued at $1,400.3 million and $987.8 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Fiserv, Inc. and BridgeBio Pharma Inc. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.

Recently Issued Accounting Pronouncements
For a full discussion of recently issued accounting pronouncements, see Note 2 "Summary of Significant Accounting Policies" to the financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The acquisition of Global Atlantic on February 1, 2021 added certain risks to KKR, some of which represent incremental exposure to risks existing prior to the Global Atlantic acquisition, and some of which represent new risks. For a discussion of market risks faced by KKR's asset management business, see “Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021.
The following is a discussion of the significant market risk exposures for Global Atlantic.

Global Atlantic has material exposure to market volatility in interest rates, equity prices and credit spreads. Global Atlantic's insurance liabilities, many of which are structured to have exposure to market level changes, and financial instruments held in its investment portfolio and used in its hedge program, expose us to these risks.
Hedge program
To manage market risk, Global Atlantic established a hedge program that seeks to mitigate economic impacts primarily from interest rate and equity price movements, while taking into consideration accounting and capital impacts. For Global Atlantic's fixed-indexed annuity and indexed universal life policies, Global Atlantic generally seeks to use static hedges to offset the exposure primarily created by changes in embedded derivative balances. For Global Atlantic's variable policies, including variable annuity policies and variable universal life policies, Global Atlantic generally seeks to dynamically hedge its exposure to changes in the value of the guarantee Global Atlantic provides to policyholders. In the context of specific reinsurance or other transactions in Global Atlantic's institutional channel or strategic acquisitions, Global Atlantic may also enters into hedges which are designed to limit short-term market risks to the economic value of the target assets. From time to time, Global Atlantic also enters into hedges designed to limit the volatility associated with changes in the value of its general account assets or changes to net investment income as a result of interest rate or credit spread movements, while also taking into consideration economic impacts. While not the primary focus of its hedging strategy, Global Atlantic also enters into currency swaps and forwards to manage foreign exchange rate risks with respect to certain investments denominated in foreign currencies. Global Atlantic also enters into inflation swaps to manage inflation risk associated with inflation-indexed preneed policies. Where Global Atlantic has derivative instruments that are designated and qualify as accounting hedges, these derivative instruments receive hedge accounting.
Global Atlantic's hedge program is not designed to, and may not be effective in, offsetting all impacts to net income, statutory capital or economic values. Movements in market variables other than interest rates and equity market prices that are not explicitly hedged can also cause net income volatility. See “Risk factors—Risks Related to Global Atlantic—Global Atlantic's use of derivative financial instruments within its risk management strategy may not be effective or sufficient.” and “Risk factors—Risks Related to Global Atlantic—Global Atlantic may experience volatility in its net income under GAAP due to its funds withheld coinsurance transactions.” in our Annual Report.
Sensitivities
Global Atlantic evaluates the sensitivity of net income to specific changes in interest rates, credit spreads and equity prices projected using internal models. All of the estimated sensitivities assume that all other factors remain constant and reflect the impact of related hedges assuming no hedge rebalancing in Global Atlantic's dynamic program, as explained further below.
Global Atlantic's internal models project impacts as of a specific date, and are measured relative to a starting level reflecting its assets and liabilities at that date and the actuarial factors, investment activity, and assumed investment returns associated with insurance liabilities. The models measure the impact of changing one factor at a time and assume that all other factors remain unchanged. Actual results can differ significantly from these estimates for a variety of reasons, including the interaction among these factors when more than one changes, discretionary actions by management in response to such changes, differences between the return of the underlying fund and the return on the index being hedged, actual experience differing from the assumptions, changes in business mix, effective tax rates and other market factors, and limitations inherent in the use of models. For these reasons, the sensitivities should only be viewed as directional estimates of the impacts on Global Atlantic's net income and shareholders’ equity, excluding accumulated other comprehensive income ("AOCI"), and actual changes in response to such scenarios may differ materially from estimates provided.
For the dynamic portion of the hedge program, Global Atlantic primarily uses interest rate and equity futures to hedge liabilities which have option-like embedded derivatives. As such, Global Atlantic's program requires frequent rebalancing as markets move to ensure that the hedges are being re-sized to the new liability exposure. In addition, certain of the underlying variable annuity separate account funds are managed volatility funds, so Global Atlantic's market exposures may change substantially after sharp market moves. The point-in-time estimates provided in this section assume no hedge rebalancing and, as such, the impact on Global Atlantic's consolidated net income may be different from what is shown below.
Interest rate risk
Global Atlantic is exposed to interest rate risk as a result of changes in the level and volatility of interest rates. Changes in the level and volatility of interest rates primarily impacts the fair value reported in our consolidated financial statements of the following:
•embedded derivatives associated with modified coinsurance and coinsurance with funds withheld business;
•embedded derivatives associated with variable annuities, fixed-indexed annuities and indexed universal life products; and
•financial instruments held in Global Atlantic's investment portfolio and used in its hedge program.
Changes in fair value of the foregoing are generally recorded as gains or losses in the consolidated statement of operations. For specific derivatives designated as cash flow hedges of forecasted bond purchases and receiving hedge accounting treatment, gains or losses are recorded in accumulated other comprehensive income and reclassified to net investment income following the qualifying purchases of available-for-sale securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method.
Due to the dynamic lapse sensitivities within Global Atlantic's models, market volatility in interest rates also impacts the reserves and deferred acquisition costs of certain fixed annuity products, changes in which are recorded in the consolidated statement of operations.
In periods following interest rate moves, Global Atlantic will also recognize a change in the income earned on certain of its floating-rate assets and the cost of funding on certain of Global Atlantic's liabilities recorded in the consolidated statement of operations.
Effect of interest rate sensitivity
In the table below, Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in interest rates, from a parallel shift in the yield curve, from levels as of March 31, 2021 to net income and shareholders’ equity, excluding AOCI. These sensitivities include the impact of related hedges and adjustments to DAC attributable to interest rate changes.

	March 31, 2021
	Hypothetical change(1)
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$(13,600)	$14,800
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (over 12 months)(2)	$17,300	$(17,300)
_________________
1.The point in time and over 12 months total estimated impacts reflect the impact of hedges within Global Atlantic's liability hedging program, as well as hedges designed to limit surplus volatility resulting from interest rate movements.
2.Excludes point in time impact. Estimated sensitivity to a hypothetical change over 12 months does not take into account any management actions that may be taken to mitigate actual impacts.
The estimated point in time impact is driven by a net decrease/(increase) in the value of the embedded derivatives associated with Global Atlantic's modified coinsurance and coinsurance with funds withheld business and the embedded derivatives associated with its variable annuity, fixed-indexed annuity and indexed universal life products, and largely offset by a loss/(gain) in financial instruments used in its hedging program, investments classified as trading, and loans designated under the fair value option, based on balances in place at quarter end. These estimated changes include the impact of related amortization of deferred revenue and expenses and related income tax impacts. In addition, the point in time impact includes a decrease/(increase) in the value of the reserve and (decrease)/increase in the deferred acquisition cost balance of certain fixed annuity blocks of business due to the dynamic lapse sensitivities within Global Atlantic's models.

The impact over 12 months is driven by an increase/(decrease) in the income earned on Global Atlantic's floating rate assets, and partially offset by an increase/(decrease) in the cost of its floating-rate liabilities.
In the table below we estimate the impact of a 50 basis point increase/(decrease) in interest rates, for a parallel shift in the yield curve, from levels as of March 31, 2021 to Global Atlantic's AOCI.

	March 31, 2021
	Hypothetical change(1)
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated AOCI sensitivity (point in time)	$(1,602,771)	$1,938,185
The estimated point in time impact is driven by a net (decrease)/increase in the value of Global Atlantic's available-for-sale fixed maturity securities which are carried at fair value with unrealized gains and losses, net of certain offsets, reported in AOCI. The estimated changes include the impact of related amortization of deferred revenue and expenses and related income tax impacts.
Credit spread risk
Global Atlantic is exposed to credit spread risk as a result of changes in the spread between the yields on its funds withheld receivable at interest and yields on comparable U.S. Treasury securities. Global Atlantic's reinsurance agreements include modified coinsurance and funds withheld coinsurance arrangements. Such arrangements are deemed to contain embedded derivatives, which are measured at fair value, and are therefore impacted by the mark-to-market value of the related assets. Changes in the credit spreads associated with the assets impact the mark-to-market value of the assets. There is additional credit spread risk exposure inherent in Global Atlantic's own credit spread used in valuing embedded derivative liabilities, which serves to mitigate net credit exposure. Global Atlantic may choose to enter into hedge positions to manage credit spread risk. As of March 31, 2021, Global Atlantic had a $1.7 million credit derivative position.
Effect of credit spread sensitivity
In the table below, Global Atlantic estimates the impact of a 50 basis points increase/(decrease) in credit spreads from levels as of March 31, 2021 to its net income and shareholders’ equity, excluding AOCI.

	March 31, 2021
	Hypothetical change
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$1,600	$(1,600)
These estimated changes include the impact of related amortization of deferred revenues and expenses and related income tax impacts and include impacts on Global Atlantic's own credit spread used in valuing embedded derivative liabilities.
Equity price risk
Global Atlantic is exposed to equity price risk as a result of changes in the level and volatility of equity prices.
Changes in the level and volatility of equity prices primarily impacts the fair value reported in the consolidated financial statements of the following:
•embedded derivatives and policy liabilities associated with Global Atlantic's variable annuities, fixed-indexed annuities and indexed universal life products;
•financial instruments held in Global Atlantic's investment portfolio and used in its hedge program; and
•certain of Global Atlantic's alternative assets.
Changes in fair value of the foregoing are recorded as gains or losses in our consolidated statements of operations.

In addition, certain of the fees Global Atlantic earns in its variable annuity and variable universal life blocks are calculated on the account values, which are exposed to equity price risk. These changes impact our net income over the periods following equity price moves.
Effect of equity price sensitivity
In the table below, Global Atlantic estimates the impact of a 10% increase/(decrease) in equity prices from levels as of March 31, 2021 to its net income and shareholders’ equity, excluding AOCI. These sensitivities include the impact of related hedges but exclude the potential impact of alternative assets, because the fair value of these investments do not necessarily move directly in line with movements in public equity markets.

	March 31, 2021
	Hypothetical change(1)
	+10% Equity Prices	-10% Equity Prices
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$(29,800)	$23,100
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (over 12 months)(2)	$4,100	$(4,700)
_________________
(1)From time to time, Global Atlantic may choose to enter into additional hedges to mitigate economic exposure to equity markets. Sensitivities as of March 31, 2021 include a macro equity hedge position established in December 2018.
(2)Excludes point in time impact. Estimated sensitivity to a hypothetical change over 12 months does not take into account any management actions that may be taken to mitigate actual impacts.
The estimated point-in-time impact is driven by an increase/(decrease) in the value of the embedded derivatives associated with Global Atlantic's fixed-indexed annuity and indexed universal life products, and largely offset by a decrease / (increase) in Global Atlantic's variable annuity embedded derivatives and policy benefits, and gains or losses on financial instruments used in Global Atlantic's hedging program. These estimated changes include the impact of related amortization of deferred revenue and expenses and related income tax impacts.
For a discussion of current market conditions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

As discussed in Note 3 of our financial statements included elsewhere in this report, we acquired Global Atlantic on February 1, 2021. We are in the process of evaluating the internal controls of Global Atlantic. However, as permitted by related SEC staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Global Atlantic was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. In the aggregate, Global Atlantic represented approximately 61% of our total consolidated assets and approximately 30% of our total consolidated revenues as of and for the three months ended March 31, 2021.
Changes in Internal Control Over Financial Reporting
    No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we acquired Global Atlantic on February 1, 2021. We are in the process of reviewing the internal control structure of Global Atlantic and, if necessary, will make appropriate changes as we continue to integrate Global Atlantic into our overall internal control over financial reporting process.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
The section entitled "Litigation" appearing in Note 23 "Commitments and Contingencies" to our financial statements included elsewhere in this report is incorporated herein by reference.
ITEM 1A.  RISK FACTORS.
Other than as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment" in this report, there were no material changes to the risk factors disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Share Repurchases in the First Quarter of 2021
    Under the repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect unless the program is not extended after the maximum approved dollar amount has been completely spent. As of May 7, 2021, the current program will be extended before the current maximum approved dollar amount will be completely spent. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.
    In addition to the repurchases of common stock described above, subsequent to May 3, 2018, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans. From October 27, 2015 through March 31, 2021, KKR has paid approximately $462 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of common stock or its equivalent upon the vesting of equity awards representing 20.5 million shares of common stock. Of these amounts, equity awards representing 11.0 million shares of common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the first quarter of 2021, 1.5 million shares of common stock were repurchased, and 1.3 million equity awards were retired. From inception of the repurchase program in 2015 through March 31, 2021, we have repurchased or retired a total of approximately 63.2 million shares of common stock under the program at an average price of approximately $20.55 per share.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2021 to January 31, 2021)	—	$—	52,283,838	$407,339
Month #2 (February 1, 2021 to February 28, 2021)	743,558	$47.64	53,027,396	$371,917
Month #3 (March 1, 2021 to March 31, 2021)	758,000	$47.42	53,785,396	$335,974
Total through March 31, 2021	1,501,558

(1) Amounts have been reduced by retirements of equity awards occurring after May 3, 2018. On May 6, 2020, KKR announced the increase to the total available amount under the repurchase program to $500 million.

Other Equity Securities
    During the first quarter of 2021, 2,258,781 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of shares of our common stock. This resulted in an increase in our ownership of KKR Group Partnership and a corresponding decrease in the ownership of KKR Group Partnership by KKR Holdings. In May 2021, approximately 2.3 million KKR Group Partnership Units are expected to be exchanged by KKR Holdings into an equal number of shares of our common stock.

Unregistered Sales of Equity Securities
Following the closing of the Global Atlantic acquisition, on February 2, 2021, we issued 0.96 million newly issued shares of KKR & Co. Inc. common stock for an aggregate purchase price equal to $38.5 million to certain members of Global Atlantic’s senior management who agreed to invest a portion of their proceeds from the acquisition into KKR & Co. Inc. common stock. These members of Global Atlantic's senior management agreed not to transfer the shares received in this issuance for a three-year period following the acquisition, subject to certain exceptions, and to continue to own at least 25% of such shares so long as such person is employed with Global Atlantic. These shares were issued in a private placement exemption from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
    Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION
KKR’s 2021 Annual Meeting of Stockholders (the “Annual Meeting”) will be held on Tuesday, June 22, 2021 at 9:00 a.m., Eastern Time. The Annual Meeting will be held in a virtual meeting format only. Only stockholders of record at the close of business on May 21, 2021 may attend the meeting. To receive further information about how to attend the meeting, please register by sending an e-mail to Investor-Relations@kkr.com with the following information between May 21, 2021 and June 20, 2021. Please write "KKR 2021 Annual Meeting Registration" in the subject line of the e-mail, include your full name, address, and the number of shares of common stock owned by you as of the record date, and be prepared to confirm your ownership of such shares as of the record date. Please note that no discussion of KKR's business will be presented at the Annual Meeting, and no matter will be presented to its stockholders for a vote. Therefore, no action is expected to be taken at the Annual Meeting.

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
4.1
Indenture dated as of March 31, 2021 among KKR Group Finance Co. IX LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 31, 2021).

4.2
First Supplemental Indenture dated as of March 31, 2021 among KKR Group Finance Co. IX LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 31, 2021).

4.3	Form of 4.625% Subordinated Note due 2061 of KKR Group Finance Co. IX LLC (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 31, 2021).
10.1 †
364-Day Revolving Credit Agreement, dated as of April 9, 2021, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the one or more lenders party thereto.

10.2 †
Second Amendment, dated April 9, 2021, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the one or more lenders party thereto, to the Third Amended and Restated 5-Year Revolving Credit Agreement dated March 20, 2020.

10.3 †
Second Amended and Restated Credit Agreement, dated as of May 21, 2018, by and among Commonwealth Re Midco Limited, Global Atlantic (FIN) Company, certain other subsidiaries of Commonwealth Re Midco Limited from time to time as guarantors, the lenders from time to time and Royal Bank of Canada, as administrative agent and the other agents and arrangers party thereto.

10.4 †
Amendment to Second Amended and Restated Credit Agreement, dated as of November 6, 2020, by and among Global Atlantic Financial Limited (f/k/a Commonwealth Re Midco Limited), Global Atlantic (FIN) Company, the lenders party thereto and Royal Bank of Canada, as administrative agent.

22.1	Subsidiary Issuer of Guaranteed Securities.

Exhibit No.	Description of Exhibit
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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and March 31, 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and March 31, 2020; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2021 and March 31, 2020, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
†    Certain information contained in this agreement has been omitted because it is not material and is the type that the registrant treats as private or confidential.
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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	May 10, 2021