Form 10-Q
period 2021-06-30
KKR & Co. Inc.
filed 2021-08-06
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2021, there were 583,030,973 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarter Ended June 30, 2021

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

On February 1, 2021, KKR completed its acquisition of Global Atlantic. KKR holds all of the voting interests in Global Atlantic and owns 61.5% of the economic equity interests in Global Atlantic, following the completion of certain post-closing purchase price adjustments in the second quarter of 2021. Global Atlantic conducts its insurance business through its subsidiaries that are regulated insurance companies.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2021	December 31, 2020
Assets
Asset Management
Cash and Cash Equivalents	$5,170,243	$6,507,874
Restricted Cash and Cash Equivalents	168,295	485,583
Investments	83,441,638	69,274,715
Due from Affiliates	1,048,854	872,994
Other Assets	2,956,710	2,665,336
	92,785,740	79,806,502
Insurance
Cash and Cash Equivalents	$6,492,041	$—
Restricted Cash and Cash Equivalents	187,747	—
Investments	101,044,267	—
Reinsurance Recoverable	16,385,100	—
Insurance Intangible Assets	1,194,142	—
Other Assets	5,508,175	—
Separate Account Assets	5,637,651	—
	136,449,123	—
Total Assets	$229,234,863	$79,806,502

Liabilities and Stockholders' Equity
Asset Management
Debt Obligations	$36,316,451	$33,423,596
Due to Affiliates	334,728	325,177
Accrued Expenses and Other Liabilities	8,731,727	5,257,813
	45,382,906	39,006,586
Insurance
Policy Liabilities	$105,834,516	$—
Debt Obligations	1,435,971	—
Funds Withheld Payable at Interest	14,622,639	—
Accrued Expenses and Other Liabilities	3,646,401	—
Reinsurance Liabilities	175,518	—
Separate Account Liabilities	5,637,651	—
	131,352,696	—
Total Liabilities	176,735,602	39,006,586

	June 30, 2021	December 31, 2020
Commitments and Contingencies (See Note 23)

Redeemable Noncontrolling Interests	$92,499	$—

Stockholders' Equity
Series A Preferred Stock, $0.01 par value. 0 and 13,800,000 shares, issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. Series B Preferred Stock, $0.01 par value. 6,200,000 shares, issued and outstanding as of June 30, 2021 and December 31, 2020.	$149,566	$482,554
Series C Mandatory Convertible Preferred Stock, $0.01 par value. 23,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	1,115,792	1,115,792
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of June 30, 2021 and December 31, 2020.	—	—
Series II Preferred Stock, $0.01 par value. 499,999,999 shares authorized, 271,027,751 and 275,626,493 shares, issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	2,710	2,756
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 583,030,973 and 572,893,738 shares, issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	5,830	5,729
Additional Paid-In Capital	8,700,224	8,687,817
Retained Earnings	6,200,585	3,440,782
Accumulated Other Comprehensive Income (Loss)	(106,348)	(18,612)
Total KKR & Co. Inc. Stockholders' Equity	16,068,359	13,716,818
Noncontrolling Interests	36,338,403	27,083,098
Total Equity	52,406,762	40,799,916
Total Liabilities and Equity	$229,234,863	$79,806,502

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (Continued)
(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of June 30, 2021 and December 31, 2020, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs") (ii) certain investment funds and (iii) certain VIEs formed by Global Atlantic.

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

With respect to certain other VIEs consolidated by Global Atlantic, Global Atlantic has formed certain VIEs to hold investments in transportation, renewable energy, consumer and other loans and fixed maturity securities. These VIEs issue beneficial interests primarily to Global Atlantic’s insurance companies.

	June 30, 2021
	Consolidated CLOs	Consolidated Funds	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$1,715,941	$419,166	$—	$2,135,107
Restricted Cash and Cash Equivalents	—	124,462	—	124,462
Investments	21,144,203	39,464,748	—	60,608,951
Other Assets	378,452	346,430	—	724,882
	23,238,596	40,354,806	—	63,593,402
Insurance
Cash and Cash Equivalents	—	—	976,297	976,297
Investments	—	—	14,689,883	14,689,883
Accrued investment income	—	—	48,231	48,231
Other Assets	—	—	551,982	551,982
	—	—	16,266,393	16,266,393
Total Assets	$23,238,596	$40,354,806	$16,266,393	$79,859,795

Liabilities
Asset Management
Debt Obligations	$20,271,028	$3,467,768	$—	$23,738,796
Accrued Expenses and Other Liabilities	2,250,925	543,533	—	2,794,458
	22,521,953	4,011,301	—	26,533,254
Insurance
Accrued Expenses and Other Liabilities	—	—	975,986	975,986
Total Liabilities	$22,521,953	$4,011,301	$975,986	$27,509,240

	December 31, 2020
	Consolidated CLOs	Consolidated Funds	Total
Assets
Asset Management
Cash and Cash Equivalents	$749,395	$263,024	$1,012,419
Restricted Cash and Cash Equivalents	—	59,490	59,490
Investments	17,706,976	32,699,562	50,406,538
Other Assets	161,621	150,696	312,317
Total Assets	$18,617,992	$33,172,772	$51,790,764

Liabilities
Asset Management
Debt Obligations	$17,372,740	$4,253,645	$21,626,385
Accrued Expenses and Other Liabilities	782,056	412,410	1,194,466
Total Liabilities	$18,154,796	$4,666,055	$22,820,851

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021		2020
Revenues
Asset Management
Fees and Other	$675,526	$393,473		$1,168,837		$774,045
Capital Allocation-Based Income (Loss)	1,525,393	938,521		4,210,040		(443,556)
	2,200,919	1,331,994		5,378,877		330,489
Insurance
Net Premiums	(452,133)	—		724,009		—
Policy Fees	312,262	—		513,945		—
Net Investment Income	716,497	—		1,161,278		—
Net Investment Gains (Losses)	326,558	—		(129,144)		—
Other Income	32,078	—		50,222		—
	935,262	—		2,320,310		—
Total Revenues	3,136,181	1,331,994		7,699,187		330,489

Expenses
Asset Management
Compensation and Benefits	1,099,423	591,324		2,406,220		329,187
Occupancy and Related Charges	18,651	17,579		33,851		33,901
General, Administrative and Other	237,296	148,165		404,293		297,288
	1,355,370	757,068		2,844,364		660,376
Insurance
Policy Benefits and Claims	411,199	—		1,896,517		—
Amortization of Policy Acquisition Costs	(20,031)	—		(40,509)		—
Interest Expense	11,373	—		22,045		—
Insurance Expenses	100,973	—		153,057		—
General, Administrative and Other	132,828	—		212,783		—
	636,342	—	—	2,243,893	—	—
Total Expenses	1,991,712	757,068	—	5,088,257	—	660,376

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	3,220,053	1,480,869		5,916,253		(2,463,635)
Dividend Income	125,821	9,969		201,567		178,668
Interest Income	381,254	331,732		748,709		685,187
Interest Expense	(265,056)	(240,067)		(516,812)		(501,536)
Total Investment Income (Loss)	3,462,072	1,582,503		6,349,717		(2,101,316)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (Loss) Before Taxes	4,606,541	2,157,429	8,960,647	(2,431,203)

Income Tax Expense (Benefit)	343,667	206,264	782,406	(154,415)

Net Income (Loss)	4,262,874	1,951,165	8,178,241	(2,276,788)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,337	—	1,337	—
Net Income (Loss) Attributable to Noncontrolling Interests	2,946,262	1,244,196	5,191,793	(1,703,233)
Net Income (Loss) Attributable to KKR & Co. Inc.	1,315,275	706,969	2,985,111	(573,555)

Series A Preferred Stock Dividends	17,834	5,822	23,656	11,644
Series B Preferred Stock Dividends	2,519	2,519	5,038	5,038
Series C Mandatory Convertible Preferred Stock Dividends	17,250	—	34,500	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,277,672	$698,628	$2,921,917	$(590,237)

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$2.19	$1.25	$5.04	$(1.06)
Diluted	$2.05	$1.24	$4.73	$(1.06)
Weighted Average Shares of Common Stock Outstanding
Basic	582,398,367	558,774,162	579,578,831	558,961,992
Diluted	630,390,360	565,611,138	625,668,629	558,961,992
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$4,262,874	$1,951,165	$8,178,241	$(2,276,788)

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	1,293,984	—	(196,305)	—

Foreign Currency Translation Adjustments	3,765	1,855	(11,492)	(24,877)

Comprehensive Income (Loss)	5,560,623	1,953,020	7,970,444	(2,301,665)

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,337	—	1,337	—
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	3,702,466	1,244,264	5,068,609	(1,717,279)

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$1,856,820	$708,756	$2,900,498	$(584,386)

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Amounts	Shares	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000	$482,554	20,000,000
Redemption of Series A Preferred Stock	(332,988)	(13,800,000)	(332,988)	(13,800,000)
End of Period	149,566	6,200,000	149,566	6,200,000
Series C Mandatory Convertible Preferred Stock
Beginning of Period	1,115,792	23,000,000	1,115,792	23,000,000
End of Period	1,115,792	23,000,000	1,115,792	23,000,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	2,733	273,367,712	2,756	275,626,493
Cancellation of Series II Preferred Stock	(23)	(2,339,961)	(46)	(4,598,742)
End of Period	2,710	271,027,751	2,710	271,027,751
Common Stock
Beginning of Period	5,783	578,269,039	5,729	572,893,738
Private Placement Share Issuance	—	—	9	964,871
Exchange of KKR Holdings Units	23	2,339,961	46	4,598,742
Net Delivery of Common Stock	36	3,591,930	73	7,249,400
Clawback of Transfer Restricted Shares	—	(3,520)	—	(7,783)
Repurchases of Common Stock	(12)	(1,166,437)	(27)	(2,667,995)
End of Period	5,830	583,030,973	5,830	583,030,973
Additional Paid-In Capital
Beginning of Period	8,708,339		8,687,817
Private Placement Share Issuance	—		38,454
Exchange of KKR Holdings Units	66,687		125,188
Tax Effects - Exchange of KKR Holdings Units and Other	(212)		4,415
Net Delivery of Common Stock	(51,077)		(106,987)
Repurchases of Common Stock	(64,552)		(135,903)
Equity-Based Compensation	41,039		87,240
End of Period	8,700,224		8,700,224
Retained Earnings
Beginning of Period	5,007,223		3,440,782
Net Income (Loss) Attributable to KKR & Co. Inc.	1,315,275		2,985,111
Series A Preferred Stock Dividends ($0.421875 and $0.843750 per share for the three and six months ended June 30, 2021, respectively)	(5,822)		(11,644)
Redemption of Series A Preferred Stock	(12,012)		(12,012)
Series B Preferred Stock Dividends ($0.406250 and $0.812500 per share for the three and six months ended June 30, 2021, respectively)	(2,519)		(5,038)
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 and $1.50 per share for the three and six months ended June 30, 2021, respectively)	(17,250)		(34,500)
Common Stock Dividends ($0.145 and $0.280 per share for the three and six months ended June 30, 2021, respectively)	(84,310)		(162,114)
End of Period	6,200,585		6,200,585
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(646,368)		(18,612)
Other Comprehensive Income (Loss)	541,545		(84,613)
Exchange of KKR Holdings Units	(1,525)		(3,123)
End of Period	(106,348)		(106,348)
Total KKR & Co. Inc. Stockholders' Equity	16,068,359		16,068,359
Noncontrolling Interests (See Note 21)	36,338,403		36,338,403
Total Equity	$52,406,762		$52,406,762

Redeemable Noncontrolling Interests (See Note 22)	$92,499		$92,499

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Amounts	Shares	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000	$482,554	20,000,000
End of Period	482,554	20,000,000	482,554	20,000,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	2,865	286,477,271	2,904	290,381,345
Cancellation of Series II Preferred Stock	(5)	(498,776)	(44)	(4,402,850)
End of Period	2,860	285,978,495	2,860	285,978,495
Common Stock
Beginning of Period	5,537	553,701,980	5,600	560,007,579
Exchange of KKR Holdings Units	5	498,776	44	4,402,850
Net Delivery of Common Stock	49	4,940,113	49	4,940,113
Repurchases of Common Stock	—	—	(102)	(10,209,673)
End of Period	5,591	559,140,869	5,591	559,140,869
Additional Paid-In Capital
Beginning of Period	8,456,154		8,565,919
Exchange of KKR Holdings Units	8,922		81,253
Tax Effects - Exchange of KKR Holdings Units and Other	(4,456)		(5,882)
Net Delivery of Common Stock	(40,639)		(40,639)
Repurchases of Common Stock	—		(246,058)
Equity-Based Compensation	39,933		90,936
Transfer of Interests Under Common Control	—		14,385
End of Period	8,459,914		8,459,914
Retained Earnings
Beginning of Period	433,546		1,792,152
Net Income (Loss) Attributable to KKR & Co. Inc.	706,969		(573,555)
Series A Preferred Stock Dividends ($0.421875 and $0.843750 per share for the three and six months ended June 30, 2020, respectively)	(5,822)		(11,644)
Series B Preferred Stock Dividends ($0.406250 and $0.812500 per share for the three and six months ended June 30, 2020, respectively)	(2,519)		(5,038)
Common Stock Dividends ($0.135 and $0.260 per share for the three and six months ended June 30, 2020, respectively)	(75,256)		(144,997)
End of Period	1,056,918		1,056,918
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(54,694)		(41,639)
Other Comprehensive Income (Loss)	1,787		(10,831)
Exchange of KKR Holdings Units	(62)		(499)
End of Period	(52,969)		(52,969)
Total KKR & Co. Inc. Stockholders' Equity	9,954,868		9,954,868
Noncontrolling Interests (See Note 21)	19,439,794		19,439,794
Total Equity	$29,394,662		$29,394,662

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net Income (Loss)	$8,178,241	$(2,276,788)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	176,703	132,381
Net Realized (Gains) Losses - Asset Management	(923,325)	267,189
Change in Unrealized (Gains) Losses - Asset Management	(4,992,928)	2,196,446
Capital Allocation-Based (Income) Loss - Asset Management	(4,210,040)	443,556
Net Realized (Gains) Losses - Insurance	420,188	—
Net Accretion and Amortization	208,432	(23,634)
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	710,025	—
Other Non-Cash Amounts	2,144	12,320
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	908,826	—
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	142,774	—
Change in Deferred Policy Acquisition Costs - Insurance	(200,109)	—
Change in Policy Liabilities and Accruals, Net - Insurance	(385,941)	—
Change in Consolidation	(21,149)	—
Change in Due from / to Affiliates	(191,026)	(263,824)
Change in Other Assets	83,192	(401,478)
Change in Accrued Expenses and Other Liabilities	1,883,854	(118,969)
Investments Purchased - Asset Management	(33,830,192)	(17,200,657)
Proceeds from Investments - Asset Management	30,733,023	14,495,519
Net Cash Provided (Used) by Operating Activities	(1,307,308)	(2,737,939)

Investing Activities
Acquisition of Global Atlantic, Net of Cash Acquired (See Note 3)	(473,779)	—
Purchases of Fixed Assets	(49,565)	(68,042)
Investments Purchased - Insurance	(16,306,487)	—
Proceeds from Investments - Insurance	13,950,539	—
Other Investing Activities, Net - Insurance	330,726	—
Development of Oil and Natural Gas Properties	—	(7,587)
Net Cash Provided (Used) by Investing Activities	(2,548,566)	(75,629)

Financing Activities
Series A and B Preferred Stock Dividends	(16,682)	(16,682)
Series C Mandatory Convertible Preferred Stock Dividends	(34,500)	—
Common Stock Dividends	(162,114)	(144,997)
Distributions to Redeemable Noncontrolling Interests	(680)	—
Distributions to Noncontrolling Interests	(1,944,416)	(794,769)
Contributions from Noncontrolling Interests	5,216,609	2,310,303
Redemption of Series A Preferred Stock	(345,000)	—
Net Delivery of Common Stock (Equity Incentive Plans)	(106,914)	(40,590)
Repurchases of Common Stock	(135,930)	(246,160)
Private Placement Share Issuance	38,463	—
Proceeds from Debt Obligations	11,997,170	7,011,053
Repayment of Debt Obligations	(8,898,111)	(4,732,150)
Financing Costs Paid	(5,084)	(24,894)
Additions to Contractholder Deposit Funds	7,176,137	—
Withdrawals from Contractholder Deposit Funds	(3,886,151)	—
Other Financing Activity, Net	1,954	—

	Six Months Ended June 30,
	2021	2020
Net Cash Provided (Used) by Financing Activities	8,894,751	3,321,114

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14,008)	(6,333)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$5,024,869	$501,213
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	6,993,457	3,237,416
Cash, Cash Equivalents and Restricted Cash, End of Period	$12,018,326	$3,738,629

Cash, Cash Equivalents and Restricted Cash are comprised of the following:
Beginning of the Period
Asset Management
Cash and Cash Equivalents	$6,507,874	$3,163,154
Restricted Cash and Cash Equivalents	485,583	74,262
Total Asset Management	6,993,457	3,237,416
Insurance
Cash and Cash Equivalents	$—	$—
Restricted Cash and Cash Equivalents	—	—
Total Insurance	—	—

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$6,993,457	$3,237,416

End of the Period
Asset Management
Cash and Cash Equivalents	$5,170,243	$3,605,103
Restricted Cash and Cash Equivalents	168,295	133,526
Total Asset Management	5,338,538	3,738,629
Insurance
Cash and Cash Equivalents	$6,492,041	$—
Restricted Cash and Cash Equivalents	187,747	—
Total Insurance	6,679,788	—

Cash, Cash Equivalents and Restricted Cash, End of Period	$12,018,326	$3,738,629

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$616,046	$566,182
Payments for Income Taxes	$356,565	$41,424
Payments for Operating Lease Liabilities	$22,459	$27,008

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$152,729	$132,730
Non-Cash Contribution from Noncontrolling Interests	$845,943	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$149,209	$598,188
Tax Effects - Exchange of KKR Holdings L.P. Units and Other	$4,415	$(5,882)
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$44,754	$2,700
Investments Acquired through Reinsurance Agreements	$386,180	$—
Policyholder Liabilities and Accruals Acquired through Reinsurance Agreements	$1,621,867	$—

Change in Consolidation
Investments	$(49,403)	$—
Other Assets	$(32,689)	$—
Debt Obligations	$(26,165)	$—
Due to Affiliates	$(238)	$—
Accrued Expenses and Other Liabilities	$(10,350)	$—
Noncontrolling Interests	$(66,488)	$—

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

KKR & Co. Inc. is the parent company of KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc., and holders of other exchangeable securities. As of June 30, 2021, KKR & Co. Inc. held indirectly approximately 68.2% of the KKR Group Partnership Units. The percentage ownership in KKR Group Partnership will continue to change as KKR Holdings and these holders exchange their KKR Group Partnership Units for shares of common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of common stock of KKR & Co. Inc. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool and preferred units with economic terms that mirror the Series B Preferred Stock and Series C Mandatory Convertible Preferred Stock issued by KKR & Co. Inc.

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

Notes to Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements of KKR & Co. Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to this Quarterly Report on Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the "financial statements"), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The consolidated balance sheet data as of December 31, 2020 were derived from audited financial statements included in KKR's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2021, and the financial statements should be read in conjunction with the audited financial statements included therein. Additionally, in the accompanying financial statements, the condensed consolidated statements of financial condition are referred to hereafter as the "consolidated statements of financial condition"; the condensed consolidated statements of operations are referred to hereafter as the "consolidated statements of operations"; the condensed consolidated statements of comprehensive income (loss) are referred to hereafter as the "consolidated statements of comprehensive income (loss)"; the condensed consolidated statements of changes in equity and redeemable non-controlling interests are referred to hereafter as the "consolidated statements of changes in equity"; and the condensed consolidated statements of cash flows are referred to hereafter as the "consolidated statements of cash flows."
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

Notes to Financial Statements (Continued)
SIGNIFICANT ACCOUNTING POLICIES - COMMON AMONG ASSET MANAGEMENT AND INSURANCE
COVID-19 and Global Economic and Market Conditions
The novel strain of coronavirus ("COVID-19") has caused, and continues to cause in certain cases, severe disruptions to the U.S. and global economies. The outbreak of COVID-19 and the actions taken in response have had far reaching impact on the U.S. and global economies, contributing to significant volatility in the financial markets, resulting in increased volatility in currencies, interest rates, and equity prices (including our common stock). Shutdowns in some locations are causing furloughs and layoffs. Furthermore, supply chain disruptions are causing wage, freight and material prices to rise, resulting in margin pressure in certain sectors. Although a number of vaccines for COVID-19 have been developed and are in the process of being deployed in certain countries, including the United States, the timing for widespread vaccination and immunity is uncertain, and these vaccines may be less effective against new mutated strains of the virus that have started to spread globally.
Given the ongoing nature of the pandemic, at this time KKR cannot reasonably predict the ultimate impact that COVID-19 will have on KKR’s business, financial performance and operating results. The estimates and assumptions underlying the consolidated financial statements are based on the information available as of June 30, 2021 for the current period and as of June 30, 2020 or December 31, 2020, as applicable. Actual events could differ materially from those estimated or assumed for purposes of KKR's financial reporting.

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

Notes to Financial Statements (Continued)
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
In March 2021, KKR invested approximately $20 million in the sponsor shareholder of KKR Acquisition Holdings I Corp., a special purpose acquisition company ("SPAC"). The sponsor shareholder is a limited liability company whose only assets are equity securities of the SPAC. The investors in the sponsor shareholder are KKR and an unaffiliated investor. KKR is not the managing member of the sponsor shareholder, and KKR does not have the sole power to direct the activities that most significantly impact the sponsor shareholder. As such, KKR treats its investment in the sponsor shareholder as an equity method investment.
Global Atlantic has formed certain VIEs to hold investments, including investments in transportation, renewable energy, consumer and other loans and fixed maturity securities. These VIEs issue beneficial interests primarily to Global Atlantic’s insurance companies, and Global Atlantic maintains the power to direct the activities of the VIEs that most significantly impact their economic performance and bears the obligation to absorb losses or receive benefits from the VIEs that could potentially be significant. Accordingly, Global Atlantic is the primary beneficiary of these VIEs, which are consolidated in Global Atlantic’s results. Where these VIEs or entities consolidated by these VIEs issue beneficial interests to third-party investors, they are reported as non-controlling interests by Global Atlantic.
For certain consolidated renewable energy partnerships consolidated by Global Atlantic's insurance companies, Global Atlantic uses a hypothetical liquidation at book value method ("HLBV") to allocate income and cash flows based on third-party investors’ claim to net assets, including those for the noncontrolling interests and redeemable noncontrolling interests.
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

Notes to Financial Statements (Continued)

Cash and Cash Equivalents
KKR considers all liquid short‑term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents includes cash held at consolidated entities, which represents cash that, although not legally restricted, is not available generally to fund liquidity needs of KKR, as the use of such funds is generally limited to the investment activities of KKR's investment funds and CFEs. In prior periods, those amounts were classified in a separate line "Cash and Cash Equivalents Held at Consolidated Entities" on the statement of financial condition, and the comparable information have been recasted to current presentation. The carrying values of cash and cash equivalents are considered to be reasonable estimates of their fair values.
Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents primarily represent amounts that are held by third parties under certain of KKR's financing and derivative transactions. The duration of this restricted cash generally matches the duration of the related financing or derivative transaction. Global Atlantic’s restricted cash principally includes certain cash and cash equivalents held in trusts formed for the benefit of ceding companies or held in connection with open derivative transactions. The carrying values of restricted cash and cash equivalents are considered to be reasonable estimates of their fair values.

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

Notes to Financial Statements (Continued)
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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of June 30, 2021, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace").
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

Notes to Financial Statements (Continued)
Revenues
For the three and six months ended June 30, 2021 and 2020, respectively, revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Management Fees	$306,194	$219,736	$582,375	$442,425
Fee Credits	(122,284)	(60,872)	(157,682)	(96,259)
Transaction Fees	374,887	161,458	540,780	260,454
Monitoring Fees	32,953	26,902	68,341	58,051
Incentive Fees	2,692	—	6,130	668
Expense Reimbursements	60,056	28,002	87,785	56,226
Oil and Gas Revenue	—	1,052	—	14,367
Consulting Fees	21,028	17,195	41,108	38,113
Total Fees and Other	675,526	393,473	1,168,837	774,045

Carried Interest	1,196,668	759,331	3,337,094	(451,594)
General Partner Capital Interest	328,725	179,190	872,946	8,038
Total Capital Allocation-Based Income (Loss)	1,525,393	938,521	4,210,040	(443,556)

Total Revenues - Asset Management	$2,200,919	$1,331,994	$5,378,877	$330,489
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

PCD mortgage and other loan receivables are those purchased by Global Atlantic that were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. PCD mortgage and other loan receivables also include those mortgage and other loan receivables previously held by Global Atlantic that were similarly assessed at the time of the GA Acquisition. The initial amortized cost for a PCD mortgage or other loan receivable equals the purchase price plus the initial allowance for credit losses. The initial allowance for credit losses is determined using a method consistent with that used for other similar loans. See further discussion of allowance methods below. After purchase, the accounting for a PCD mortgage or other loan receivable is consistent with that applied to all other mortgage and other loan receivables. As part of the GA Acquisition, Global Atlantic identified $3.7 billion of PCD mortgage and other loan receivables with a related allowance of $120.3 million. The allowance on the Non-PCD mortgage and other loan receivables, instead, had to be recognized outside the purchase accounting analysis and had an impact on the consolidated statement of operations of $183.6 million.

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

Notes to Financial Statements (Continued)
Adoption of new accounting pronouncements

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and related regulatory actions

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.

The provisions of the CARES Act, as amended by the Consolidated Appropriations Act, also permit financial institutions to suspend requirements under U.S. GAAP for loan modifications that otherwise would be categorized as troubled debt restructurings (“TDRs”) if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan, provided the modifications are made between March 1, 2020 and the earlier of 60 days after the end of the national emergency related to the COVID-19 pandemic or December 31, 2022. Global Atlantic has applied this guidance to loan forbearance requests that meet the requirements.

See Note 7—“Investments,” for additional information on loan modifications.

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

Reference rate reform

On March 12, 2020, the FASB issued ASU No. 2020-04, which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The temporary optional expedients and exceptions can be elected through December 31, 2022. For the quarter ended June 30, 2021, KKR has not elected to apply the temporary optional expedients and exceptions and will be reevaluating the application each quarter.

Future application of accounting standards

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

The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. For changes related to the liability for future policy benefits and deferred acquisition costs, the new guidance requires adoption using a modified retrospective approach upon transition with an option to elect a retrospective approach. For changes related to market risk benefits, the new guidance requires a retrospective approach.

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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

On February 1, 2021 (the “GA Acquisition Date”), the GA Acquisition was completed, and KKR acquired all of the voting interests in Global Atlantic and an economic ownership of 61.1% of Global Atlantic prior to certain post-closing purchase price adjustments discussed below and after taking into account GA Rollover Investors’ and GA Co-Investors’ (each as defined below) equity ownership of Global Atlantic. In addition to entering into the retirement and life insurance business through KKR's indirect ownership of Global Atlantic's insurance companies, KKR's flagship investment management company became the investment adviser for Global Atlantic’s insurance companies, which increases KKR’s presence in the insurance community. Furthermore, the transaction allows Global Atlantic to gain access to KKR’s origination and asset management capabilities.

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

Cash consideration paid by KKR	$2,914,455
GA Co-Investors and GA Rollover Investors	1,824,239
Total Purchase Price	$4,738,694

The purchase price paid at closing was subject to certain post-closing adjustments, which were finalized in June 2021, and KKR and certain GA Co-Investors paid incremental amounts of $55 million and $3 million, respectively ($58 million in total). As a result of the post-closing adjustments, KKR's economic ownership of Global Atlantic increased from 61.1% at closing to 61.5%.

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

Goodwill of $497.1 million has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired less the amounts attributable to noncontrolling interests. Goodwill is primarily attributable to the scale, skill sets, operations, and synergies that can be achieved subsequent to the GA Acquisition. The goodwill recorded is not expected to be deductible for tax purposes and it has been allocated to the Insurance Segment.

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

Notes to Financial Statements (Continued)
The following table summarizes the provisional fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the GA Acquisition Date:

February 1, 2021
($ in thousands)
Consideration Transferred
Cash Consideration paid by KKR	$2,914,455
GA Co-Investors	978,296
GA Rollover Investors	845,943
Settlement of pre-existing relationships(1)	(60,200)
Total Consideration Transferred(2)	$4,678,494

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash, Cash Equivalents and Restricted Cash	$3,358,772
Investments	99,544,755
Reinsurance Recoverable	15,753,030
Insurance Intangible Assets	1,024,520
Other Assets(3)	3,325,652
Separate Account Assets	5,371,060
Policy Liabilities	(100,374,765)
Debt Obligations	(1,450,920)
Funds Withheld Payable at Interest	(13,800,969)
Accrued Expenses and Other Liabilities	(2,735,811)
Reinsurance Liabilities	(180,573)
Separate Account Liabilities	(5,371,060)
Total Identifiable Net Assets	4,463,691
Redeemable non-controlling interests(4)	(91,845)
Other Noncontrolling interests(4)	(190,405)
Goodwill	$497,053

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
(3)    Includes $1.0 billion of deferred tax assets recognized from the step-up in basis under purchase accounting.
(4)     Represents the fair value of Noncontrolling Interests in consolidated renewable energy entities held by Global Atlantic on the GA Acquisition Date. Such interests do not represent ownership interests held by GA Rollover Investors or GA Co-Investors in Global Atlantic's equity.

Measurement Period Adjustments
During the three months ended June 30, 2021, KKR recognized measurement period adjustments to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The measurement period adjustments also reflected the increase in the total consideration transferred of $58 million as a result of final purchase price adjustments. Measurement period adjustments consist primarily of a $50 million increase in the value of distribution agreements acquired, a $63 million increase in policy liabilities, a $25 million increase in investments, and a $46 million increase in goodwill. The related impact to net income that would have been recognized in previous periods if the adjustments were recognized as of the GA Acquisition Date was not material to the consolidated financial statements. KKR expects to finalize the valuation of the acquired assets and assumed liabilities as soon as practicable, but not later than one year from the GA Acquisition Date. Any adjustments to the initial estimates of the fair values of the acquired assets and assumed liabilities will be recorded as adjustments to the respective assets and liabilities, with an offsetting amount allocated to goodwill.
KKR performed a valuation of the acquired investments, policy liabilities, VOBA, other identifiable intangibles, and funds withheld at interest payables and receivables. The following is a summary of significant inputs to the valuation:

Notes to Financial Statements (Continued)
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
Other identifiable intangible assets
Other identifiable intangible assets represent distribution relationships, trade names and state insurance licenses. The distribution relationships were valued using the excess earnings method, which derives value based on the present value of the cash flow attributable to the distribution relationships, less returns for contributory assets. The trade name intangible asset represents the Global Atlantic trade name, and was valued using the relief-from-royalty method giving consideration to publicly available third-party trade name royalty rates as well as expected premiums generated by the use of the trade name over its anticipated life. The state insurance licenses represent Global Atlantic’s jurisdictional insurance licenses, which include 52 insurance licenses, encompassing all 50 U.S. states, the District of Columbia, and the U.S. Virgin Islands. They were protected through registration and were valued using the market approach based on third-party market transactions from which the prices paid for state insurance licenses could be derived.
Funds withheld at interest receivables and payables
Funds withheld at interest receivables and payables were remeasured at fair value based on the fair value of assets held in the underlying portfolios supporting those receivables or payables.

Notes to Financial Statements (Continued)

The fair value and weighted average estimated useful lives of Value of Business Acquired and Other Identifiable Intangible Assets acquired in the GA Acquisition consist of the following (dollars in thousands):

	Fair Value	Average Useful Life
	($ in thousands)	(in years)
VOBA (included within Insurance Intangible Assets)	$1,024,520	28.6
Negative VOBA (included within Policy Liabilities)	(1,273,414)	22.2
Total VOBA	$(248,894)

Value of Distribution Agreements Acquired	$250,000	16 to 21
Trade Names	50,000	15 to 18
State Insurance Licenses	10,000	Indefinite
Total Identifiable Other Intangible Assets (included within Other Assets)	$310,000

As of the GA Acquisition Date, Global Atlantic's financial results are reflected in these financial statements. Global Atlantic's revenues and net income of $897.4 million and $257.8 million, and $2.3 billion and $53.9 million, are included in the consolidated statement of operations for the three and six months ended June 30, 2021, respectively.

Pro- Forma Financial Information

Unaudited pro-forma financial information for the three and six months ended June 30, 2021 and June 30, 2020 are presented below. Pro-forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the GA Acquisition and assumes the GA Acquisition occurred as of January 1, 2020. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the GA Acquisition been completed as of January 1, 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total Revenues	$3,136,181	$2,440,881	$8,213,365	$2,330,975
Net Income Attributable to KKR & Co. Inc. Common Stockholders	$1,277,672	$713,067	$3,015,778	$(501,010)

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$269,422	$2,038,061	$2,307,483	$60,793	$1,086,731	$1,147,524
Credit (1)	21,330	109,999	131,329	(7,763)	97,220	89,457
Investments of Consolidated CFEs (1)	24,384	60,645	85,029	(52,950)	1,261,963	1,209,013
Real Assets (1)	47,025	433,436	480,461	4,704	319,787	324,491
Equity Method - Other (1)	93,884	45,852	139,736	(149,684)	398,831	249,147
Other Investments (1)	(8,606)	275,865	267,259	(242,083)	265,660	23,577
Foreign Exchange Forward Contracts and Options (2)	(21,307)	(57,078)	(78,385)	35,907	(231,459)	(195,552)
Securities Sold Short (2)	6,925	(32,262)	(25,337)	11,386	(69,963)	(58,577)
Other Derivatives (2)	(77,168)	47,894	(29,274)	1,036	(45,333)	(44,297)
Debt Obligations and Other (3)	(16,945)	(41,303)	(58,248)	8,090	(1,272,004)	(1,263,914)
Net Gains (Losses) From Investment Activities	$338,944	$2,881,109	$3,220,053	$(330,564)	$1,811,433	$1,480,869

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$1,025,769	$2,832,379	$3,858,148	$60,793	$(195,673)	$(134,880)
Credit (1)	55,246	105,490	160,736	(48,460)	(808,387)	(856,847)
Investments of Consolidated CFEs (1)	21,756	188,788	210,544	(93,802)	(850,578)	(944,380)
Real Assets (1)	86,774	667,834	754,608	58,067	(531,228)	(473,161)
Equity Method - Other (1)	99,071	442,366	541,437	(145,279)	(46,192)	(191,471)
Other Investments (1)	(235,505)	708,945	473,440	(253,536)	(402,059)	(655,595)
Foreign Exchange Forward Contracts and Options (2)	(26,950)	(41,886)	(68,836)	119,146	99,592	218,738
Securities Sold Short (2)	57,548	18,734	76,282	26,041	(48,440)	(22,399)
Other Derivatives (2)	(107,689)	77,228	(30,461)	810	(44,522)	(43,712)
Debt Obligations and Other (3)	(52,695)	(6,950)	(59,645)	9,031	631,041	640,072
Net Gains (Losses) From Investment Activities	$923,325	$4,992,928	$5,916,253	$(267,189)	$(2,196,446)	$(2,463,635)
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

The components of net investment income were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021

Fixed maturity securities – interest and other income	$528,523	$880,063
Mortgage and other loan receivables	246,951	369,417
Investments in transportation and other leased assets	52,944	89,687
Short-term and other investment income	13,606	18,719
Policy loans	17,088	18,935
Investments in real estate	4,443	5,527
Investments in renewable energy	33,136	33,932
Equity securities – dividends and other income	(257)	(741)
Income from (to) funds withheld at interest	(64,059)	(80,425)
Gross investment income	832,375	1,335,114
Less investment expenses:
Investment management and administration	67,723	101,669
Transportation and renewable energy asset depreciation and maintenance	46,909	70,418
Interest expense on derivative collateral and repurchase agreements	1,246	1,749
Net investment income	$716,497	$1,161,278

6. NET INVESTMENT GAINS (LOSSES) - INSURANCE
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

Net investment gains (losses) were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021

Trading fixed maturity securities	$299,950	$(55,364)
Allowance for credit losses on mortgage and other loan receivables	2,337	(181,304)
AFS fixed maturity securities	(27,362)	(73,002)
Allowance for losses on AFS fixed maturity securities	46,447	25,096
Equity securities and other investments	91,782	72,627
Allowance for loan commitment losses provision	2,915	(11,695)
Derivatives	(119,226)	29,306
Funds withheld receivable at interest	15,522	46,760
Mortgage and other loans receivables	14,193	18,432
Net investment gains (losses)	$326,558	$(129,144)

Notes to Financial Statements (Continued)
Allowance for credit losses

Available-for-sale fixed maturity securities

The table below presents a roll-forward of the allowance for credit losses recognized for available-for-sale fixed maturity securities held by Global Atlantic:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Corporate	Structured	Total	Corporate	Structured	Total

Balance, as of beginning of period(1)	$—	$140,252	$140,252	$—	$120,895	$120,895
Initial impairments for credit losses recognized on securities not previously impaired	—	186	186	—	27,609	27,609
Initial credit loss allowance recognized on PCD securities	—	5,406	5,406	—	5,628	5,628
Accretion of initial credit loss allowance on PCD securities	—	—	—	—	321	321
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(7,565)	(7,565)	—	(10,102)	(10,102)
Net additions / reductions for securities previously impaired	—	(46,633)	(46,633)	—	(52,705)	(52,705)
Balance, as of end of period	$—	$91,646	$91,646	$—	$91,646	$91,646

(1)Includes securities designed as purchased credit deteriorated as of the time of the acquisition of Global Atlantic.

Mortgage and other loan receivables

Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period (1)	$80,056	$78,739	$145,105	$303,900	$58,203	$62,056	$—	$120,259
Net provision (release)	(21,801)	(3,002)	22,466	(2,337)	52	13,681	167,571	181,304
Loans purchased with credit deterioration	—	799	838	1,637	—	799	838	1,637
Charge-offs	—	—	(5,274)	(5,274)	—	—	(5,274)	(5,274)
Balance, as of end of period	$58,255	$76,536	$163,135	$297,926	$58,255	$76,536	$163,135	$297,926

(1) Includes loans designed as purchased credit deteriorated as of the time of the acquisition of Global Atlantic.

Notes to Financial Statements (Continued)

Proceeds and gross gains and losses from voluntary sales

The proceeds from voluntary sales and the gross gains and losses on those sales of AFS fixed maturity securities were as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
AFS fixed maturity securities:
Proceeds from voluntary sales	$3,423,122	$5,326,242
Gross gains	16,469	21,245
Gross losses	(22,132)	(73,104)
7. INVESTMENTS
Investments consist of the following:

	June 30, 2021	December 31, 2020
Asset Management
Private Equity	$23,315,992	$20,470,123
Credit	11,864,105	11,203,905
Investments of Consolidated CFEs	21,144,203	17,706,976
Real Assets	8,804,702	6,096,618
Equity Method - Other	4,629,417	4,471,441
Equity Method - Capital Allocation-Based Income	10,055,633	6,460,430
Other Investments	3,627,586	2,865,222
Investments - Asset Management	$83,441,638	$69,274,715

Insurance
Fixed maturity securities, available-for-sale, at fair value(1)	$60,799,172	$—
Mortgage and other loan receivables	19,969,968	—
Fixed maturity securities, trading, at fair value(2)	9,288,724	—
Other investments	6,974,482	—
Funds withheld receivable at interest	3,083,988	—
Policy loans	779,302	—
Equity securities at fair value	148,631	—
Investments - Insurance	$101,044,267	$—

Total Investments	$184,485,905	$69,274,715

(1) Amortized cost of $61.1 billion, net of credit loss allowances of $91.6 million.
(2) Amortized cost of $9.3 billion.

As of June 30, 2021 and December 31, 2020, there were no investments which represented greater than 5% of total investments.

For certain disclosures a comparison to prior period is not provided when the amounts relate to investments held by Global Atlantic, which was acquired by KKR on February 1, 2021.

Notes to Financial Statements (Continued)
Fixed maturity securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or amortized cost	Allowance for Credit Losses (2)	Gross unrealized		Fair value
As of June 30, 2021			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$548,294	$—	$527	$(5,346)	$543,475
U.S. state, municipal and political subdivisions	4,730,159	—	34,031	(50,209)	4,713,981
Corporate	35,534,639	—	177,580	(460,602)	35,251,617
RMBS	8,298,560	(88,517)	103,887	(64,618)	8,249,312
CMBS	3,745,355	—	27,639	(10,148)	3,762,846
CBOs	3,230,163	(2,555)	12,913	(23,943)	3,216,578
CLOs	2,578,670	(127)	10,088	(1,571)	2,587,060
All other structured securities(1)	2,482,861	(447)	20,341	(28,452)	2,474,303
Total AFS fixed maturity securities	$61,148,701	$(91,646)	$387,006	$(644,889)	$60,799,172

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

The maturity distribution for AFS fixed maturity securities is as follows:

As of June 30, 2021	Cost or amortized cost (net of allowance)	Fair value
Due in one year or less	$375,868	$370,212
Due after one year through five years	7,363,562	7,336,415
Due after five years through ten years	10,630,724	10,570,969
Due after ten years	22,442,938	22,231,477
Subtotal	40,813,092	40,509,073
RMBS	8,210,043	8,249,312
CMBS	3,745,355	3,762,846
CBOs	3,227,608	3,216,578
CLOs	2,578,543	2,587,060
All other structured securities	2,482,414	2,474,303
Total AFS fixed maturity securities	$61,057,055	$60,799,172

Purchased credit deteriorated securities

Certain securities purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These securities are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD securities is below:

Notes to Financial Statements (Continued)

June 30, 2021
Purchase price of PCD securities acquired during the current period	$1,669,211
Allowance for credit losses at acquisition	126,523
Discount (premium) attributable to other factors	300,530
Par value	$2,096,264

Securities in a continuous unrealized loss position

The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of June 30, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$259,003	$(5,346)	$—	$—	$259,003	$(5,346)
U.S. state, municipal and political subdivisions	2,652,630	(50,209)	—	—	2,652,630	(50,209)
Corporate	25,296,944	(460,602)	—	—	25,296,944	(460,602)
RMBS	2,967,016	(64,618)	—	—	2,967,016	(64,618)
CBOs	2,166,274	(23,943)	—	—	2,166,274	(23,943)
CMBS	1,595,456	(10,148)	—	—	1,595,456	(10,148)
CLOs	683,270	(1,571)	—	—	683,270	(1,571)
All other structured securities	1,219,671	(28,452)	—	—	1,219,671	(28,452)
Total AFS fixed maturity securities in a continuous loss position	$36,840,264	$(644,889)	$—	$—	$36,840,264	$(644,889)

Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $38.8 million as of June 30, 2021. The single largest unrealized loss on AFS fixed maturity securities was $6.7 million as of June 30, 2021. Global Atlantic had 3,416 securities in an unrealized loss position as of June 30, 2021.

Mortgage and other loan receivables

Mortgage and other loan receivables consist of the following:

As of
June 30, 2021
Commercial mortgage loans(1)	$8,877,584
Residential mortgage loans(1)	5,598,254
Consumer loans	4,473,275
Other loan receivables(1)(2)(3)	1,318,781
Total mortgage and other loan receivables	20,267,894
Allowance for credit losses	(297,926)
Total mortgage and other loan receivables, net of allowance for loan losses	$19,969,968

(1)     Includes $596.8 million of loans carried at fair value using the fair value option as of June 30, 2021. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $589.3 million as of June 30, 2021.
(2)     As of June 30, 2021, other loan receivables consisted primarily of renewable energy development loans of $781.7 million.
(3)     Includes $628.0 million of related party loans carried at fair value using the fair value option as of June 30, 2021. These loans had unpaid principal balances of $627.9 million as of June 30, 2021.

Notes to Financial Statements (Continued)
The maturity distribution for residential and commercial mortgage loans was as follows as of June 30, 2021:

Years	Residential	Commercial	Total mortgage loans
Remainder of 2021	$103,037	$512,272	$615,309
2022	410,358	962,156	1,372,514
2023	298,538	994,842	1,293,380
2024	349,931	1,421,112	1,771,043
2025	18,434	661,061	679,495
2026	365,190	1,045,718	1,410,908
2027 and thereafter	4,052,766	3,280,423	7,333,189
Total	$5,598,254	$8,877,584	$14,475,838

Actual maturities could differ from contractual maturities, because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.

The mortgage loan portfolio is diversified by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage loans - carrying value by geographic region	June 30, 2021
Pacific	$4,194,769
West South Central	2,298,967
South Atlantic	2,347,697
Middle Atlantic	1,632,465
East North Central	433,646
Mountain	702,176
New England	741,596
East South Central	667,677
West North Central	234,502
Other regions	1,222,343
Total by geographic region	$14,475,838

Mortgage loans - carrying value by property type	June 30, 2021
Residential	$5,598,129
Office building	3,527,167
Apartment	2,598,089
Industrial	1,647,800
Retail	704,277
Other property types	257,826
Warehouse	142,550
Total by property type	$14,475,838

As of June 30, 2021, Global Atlantic had $220.6 million of mortgage loans that were 90 days or more past due or in the process of foreclosure. Global Atlantic ceases accrual of interest on loans that are more than 90 days past due and recognizes income as cash is received. As of June 30, 2021, there were $220.6 million of mortgage loans that were non-income producing.

As of June 30, 2021, 2% of residential mortgage loans and less than 1% of consumer loans have been granted forbearance due to COVID-19. This forbearance, which generally involves a 3-month period in which payments are not required (though must subsequently be made up), is not considered to result in troubled debt restructurings for the six months ended June 30, 2021. Interest continues to accrue on loans in temporary forbearance.

Notes to Financial Statements (Continued)
As of June 30, 2021, Global Atlantic had $8.4 million of consumer loans that were delinquent by more than 120 days or in default.

Purchased credit deteriorated loans

Certain residential mortgage loans purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These loans are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD loans is below:

June 30, 2021
Purchase price of PCD loans acquired during the current period	$4,231,426
Allowance for credit losses at acquisition	121,896
Discount (premium) attributable to other factors	(136,174)
Par value	$4,217,148

Credit quality indicators

Mortgage and loan receivable performance status

The following table represents the portfolio of mortgage and loan receivables by origination year and performance status:

	June 30,
Performance status	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgage loans
Current	$1,839,770	$1,109,690	$2,013,088	$1,470,471	$835,432	$1,609,133	$8,877,584
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$1,839,770	$1,109,690	$2,013,088	$1,470,471	$835,432	$1,609,133	$8,877,584
Residential mortgage loans
Current	$861,002	$1,400,113	$687,043	$282,140	$73,306	$1,923,341	$5,226,945
30 to 59 days past due	17,533	12,208	6,890	1,289	—	78,814	116,734
60 to 89 days past due	—	743	2,250	142	358	30,447	33,940
Over 90 days past due	—	10,295	14,841	2,352	202	192,945	220,635
Total residential mortgage loans	$878,535	$1,423,359	$711,024	$285,923	$73,866	$2,225,547	$5,598,254
Total mortgage loans	$2,718,305	$2,533,049	$2,724,112	$1,756,394	$909,298	$3,834,680	$14,475,838

The following table represents the portfolio of consumer loan receivables by performance status:

Performance status	June 30, 2021
Consumer loans
Current	$4,436,146
30 to 59 days past due	21,472
60 to 89 days past due	8,947
Over 90 days past due	6,710
Total consumer loans	$4,473,275

Notes to Financial Statements (Continued)
Loan-to-value ratio on mortgage loans

The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes the loan-to-value ratios for commercial mortgage loans as of June 30, 2021:

Loan-to-value as of June 30, 2021, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2021	$1,517,863	$321,907	$—	$1,839,770
2020	840,210	234,603	34,877	1,109,690
2019	1,784,338	228,750	—	2,013,088
2018	1,174,591	295,880	—	1,470,471
2017	754,615	80,817	—	835,432
2016	377,947	12,210	—	390,157
Prior	1,218,976	—	—	1,218,976
Total commercial mortgage loans	$7,668,540	$1,174,167	$34,877	$8,877,584

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

The weighted average loan-to-value ratio for the residential mortgage loans was 71% as of June 30, 2021.

Other investments

Other investments consist of the following:

June 30, 2021
Investments in renewable energy (1)(2)(3)	$3,636,004
Investments in transportation and other leased assets (4)	2,186,292
Other investment partnerships	195,549
Investments in real estate	796,172
FHLB common stock and other investments	160,465
Total other investments	$6,974,482

(1)     Net of accumulated depreciation attributed to consolidated renewable energy assets of $121.1 million as of June 30, 2021.
(2)     Includes related party investment of $28.8 million as of June 30, 2021.
(3)     Includes an equity investment in a related party, Origis USA, LLC, of $47.9 million carried at fair value using the fair value option as of June 30, 2021.
(4)     Net of accumulated depreciation of $46.9 million as of June 30, 2021.

The total amount of other investments accounted for using the equity method of accounting was $1.2 billion as of June 30, 2021. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $25.3 million as of June 30, 2021.

In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $165.3 million as of June 30, 2021.

Funding agreements

Certain Global Atlantic subsidiaries are members of regional banks in the FHLB system. These subsidiaries have also entered into funding agreements with their respective FHLB. The funding agreements are issued in exchange for cash. The funding agreements require that Global Atlantic pledge eligible assets, such as commercial mortgage loans, as collateral. With respect to certain classes of eligible assets, the FHLB holds the pledged eligible assets in custody at the respective FHLB. The

Notes to Financial Statements (Continued)
liabilities for the funding agreements are included in policy liabilities in the consolidated statements of financial condition. Information related to the FHLB investment and funding agreements as of June 30, 2021 is as follows:

As of June 30, 2021	Investment in common stock	Funding agreements issued to FHLB member banks	Collateral
FHLB Indianapolis	$74,790	$1,628,930	$2,624,836
FHLB Des Moines	34,600	619,730	980,621
FHLB Boston	22,520	328,947	558,322
Total	$131,910	$2,577,607	$4,163,779

In addition, in January 2021, Global Atlantic launched an inaugural funding-agreement backed note ("FABN") program, through which GA Global Funding Trust, a special purpose, unaffiliated statutory trust, was established to offer its senior secured medium-term notes. Net proceeds from each sale of the aforementioned notes are used to purchase one or more funding agreements from Forethought Life Insurance Company, an insurance subsidiary of Global Atlantic. As of June 30, 2021, Global Atlantic had $1.4 billion of such funding agreements outstanding, with $8.6 billion of remaining capacity.

Repurchase agreement transactions

As of June 30, 2021, Global Atlantic participated in third-party repurchase agreements with a notional value of $301.6 million. As collateral for these transactions, as of June 30, 2021, Global Atlantic posted fixed maturity securities with a fair value and amortized cost of $317.5 million and $318.7 million, respectively, which are included in Insurance - Investments in the consolidated statements of financial condition.

The gross obligation for repurchase agreements is reported in Other Liabilities in the consolidated statements of financial condition. The gross obligations by class of collateral pledged for repurchase agreements accounted for as secured borrowings as of June 30, 2021 is presented in the following table:

As of June 30, 2021	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Corporate Securities	$—	$—	$—	$317,511	$317,511
Total borrowing	$—	$—	$—	$317,511	$317,511

Other

As of June 30, 2021, the cost or amortized cost and fair value of the assets on deposit with various state and governmental authorities were $184.0 million and $182.2 million.

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

The restricted cash which was held in connection with open derivative transactions with exchange brokers was $109.4 million as of June 30, 2021.

Derivatives designated as accounting hedges

Where Global Atlantic has derivative instruments that are designated and qualify as accounting hedges, these derivative instruments receive hedge accounting.

Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with the 2029 Senior Notes and 2031 Senior Notes in fair value hedges. The 2029 Senior Notes and 2031 Senior Notes are reported in debt in the consolidated statements of financial condition and are hedged through their respective maturities. These hedges qualify for the shortcut method of assessing hedge effectiveness. As of June 30, 2021, the carrying amount of the hedged 2029 Senior Notes was $480.2 million, which reflects a fair value hedge adjustment of $(12.3) million. A gain of $14.0 million and a loss of $12.3 million was recognized in interest expense in the consolidated statements of operations, due to changes in the fair value of the swap for the three and six months ended June 30, 2021, respectively, fully offsetting the fair value change in the hedged 2029 Senior Notes. As of June 30, 2021, the carrying amount of the hedged 2031 Senior Notes was $653.0 million, which reflects a fair value hedge adjustment of $3.0 million. A gain of $3.0 million was recognized in interest expense in the consolidated statement of operations due to changes in the fair value of the swap for both the three and six months ended June 30, 2021, fully offsetting the fair value change in the hedged 2031 Senior Notes.

Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with its FHLB funding agreement liabilities in a fair value hedge. The FHLB funding agreement liabilities are reported in policy liabilities in the consolidated statement of financial condition and are hedged through their maturities that range from 2023 to 2025. This hedge qualifies for the shortcut method of assessing hedge effectiveness. As of June 30, 2021, the carrying amount of the hedged FHLB loan liabilities was $1.1 billion, which reflects a fair value hedge adjustment of $(7.3) million. A loss due to changes in the fair value of the swaps of $2.0 million and $7.3 million was recognized in policy benefits and claims in the consolidated statements of operations for the three and six months ended June 30, 2021, respectively, fully offsetting the fair value change in the hedged FHLB funding agreement liabilities.

Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS debt securities in cash flow hedges. Regression analysis is used to assess the effectiveness of these hedges. As of June 30, 2021, there was a cumulative gain of $3.0 million on the bond forwards recorded in accumulated other comprehensive (loss) income. Amounts deferred in accumulated other comprehensive (loss) income are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the

Notes to Financial Statements (Continued)
effective interest method. These arrangements are hedging purchases from July 2021 through January 2027 and are expected to affect earnings until 2051. There were no securities purchased for the six months ended June 30, 2021. Global Atlantic estimates that the amount of gains/losses in accumulated other comprehensive (loss) income to be reclassified into earnings in the next 12 months will not be material.

Global Atlantic designates foreign exchange forward purchase contracts ("FX forwards") to hedge the foreign currency risk associated with foreign currency-denominated bonds in fair value hedges. These foreign currency-denominated bonds are accounted for as AFS fixed maturity securities. Changes in the fair value of the hedged AFS fixed maturity securities due to changes in spot exchange rates are reclassified from AOCI to earnings, which offsets the earnings impact of the spot changes of the FX forwards. The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the FX forwards related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the FX forwards. The change in the fair value of the FX forwards due to changes in the spot rate was $(458) thousand and $1.7 million which was recognized in net investment gains (losses) for the three and six months ended June 30, 2021, respectively, fully offset by amounts reclassified from AOCI due to changes in spot exchange rates on the AFS fixed maturity securities. The change in the fair value of the FX forwards due to changes in the spot-forward difference was $471 thousand and $(367) thousand which was deferred in AOCI for the three and six months ended June 30, 2021, respectively. $448 thousand and $613 thousand of amounts previously deferred in AOCI was amortized to net investment gains (losses) for the three and six months ended June 30, 2021, respectively.

The fair value and notional value of the derivative assets and liabilities were as follows:

As of June 30, 2021	Notional value	Derivative assets	Derivative liabilities
Asset Management
Foreign Exchange Contracts and Options	$11,230,544	$242,615	$586,223
Other Derivatives	1,371,561	1,912	40,094
Total Asset Management		244,527	626,317

Insurance
Equity market contracts	$28,345,670	$1,126,504	$177,667
Interest rate contracts	8,833,113	198,631	67,092
Foreign currency contracts	450,546	6,412	2,550
Credit risk contracts	60,000	—	1,555
Impact of netting (1)		(201,028)	(201,218)
Fair value included within derivative assets and derivative liabilities		1,130,519	47,646
Embedded derivative – indexed universal life products		—	495,353
Embedded derivative – annuity products		—	1,521,447
Fair value included within policy liabilities		—	2,016,800
Embedded derivative – funds withheld at interest		78,450	55,172
Total Insurance		1,208,969	2,119,618

Fair value included within total assets and liabilities		$1,453,496	$2,745,935

(1)     Represents netting of derivative exposures covered by qualifying master netting agreements.

Notes to Financial Statements (Continued)

As of December 31, 2020	Notional value	Derivative assets	Derivative liabilities
Asset Management
Foreign Exchange Contracts and Options	$9,837,178	$250,398	$551,728
Other Derivatives	802,988	7,839	126,950
Total Asset Management		258,237	678,678

Fair value included within total assets and liabilities		$258,237	$678,678

The amounts of derivative gains and losses recognized are reported in the consolidated statements of operations as follows:

Derivative contracts not designated as hedges	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021	2020
Asset Management
Net Gains (Losses) from Investment Activities:
Foreign Exchange Contracts and Options	$(78,385)	$0	$(195,552)	$(68,836)	$218,738
Other Derivatives	(29,274)		(44,297)	(30,461)	(43,712)
Total included in Net Gains (Losses) from Investment Activities	$(107,659)		$(239,849)	$(99,297)	$175,026

Insurance
Net investment gains (losses):
Embedded derivatives	$(345,835)		$—	$23,278	$—
Equity index options	196,868		—	300,889	—
Equity future contracts	(104,182)		—	(173,765)	—
Interest rate contracts	163,830		—	(102,901)	—
Credit risk contracts	(22)		—	(58)	—
Other	(32,176)		—	(22,238)	—
Total included in net investment gains (losses)	$(121,517)		$—	$25,205	$—

Derivative contracts designated as hedges	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Insurance
Revenues:
Foreign currency forwards	$2,291	$—	$4,101	$—
Total included in net investment gains (losses)	$2,291	$—	$4,101	$—
Policy benefits and claims:
Interest rate swap	$1,777	$—	$(6,626)	$—
Total included in policy benefits and claims	$1,777	$—	$(6,626)
Interest expense:
Interest rate swap	$18,392	$—	$(6,384)	$—
Total included in interest expense	$18,392	$—	$(6,384)	$—

Notes to Financial Statements (Continued)
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of June 30, 2021	Gross amount recognized	Gross amounts offset in the statement of financial position(1)	Net amounts presented in the statement of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,331,547	$(201,028)	$1,130,519	$(922,295)	$208,224
Derivative liabilities (excluding embedded derivatives)	$248,864	$(201,218)	$47,646	$—	$47,646
(1) Represents netting of derivative exposures covered by qualifying master netting agreements.

9. FAIR VALUE MEASUREMENTS
The following tables summarize the valuation of assets and liabilities measured and reported at fair value by the fair value hierarchy. Investments classified as Equity Method - Other, for which the fair value option has not been elected, and Equity Method - Capital Allocation-Based Income have been excluded from the tables below.
Assets, at fair value:

	June 30, 2021
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$2,782,220	$1,510,134	$19,023,638		$23,315,992
Credit	—	1,932,594	9,931,511		11,864,105
Investments of Consolidated CFEs	—	21,144,203	—		21,144,203
Real Assets	—	87,131	8,717,571		8,804,702
Equity Method - Other	396,729	7,593	1,067,844		1,472,166
Other Investments	419,987	236,357	2,971,242		3,627,586
Total Investments	3,598,936	24,918,012	41,711,806		70,228,754
Foreign Exchange Contracts and Options	—	242,615	—		242,615
Other Derivatives	—	37	1,875	(1)	1,912
Total Assets at Fair Value - Asset Management	$3,598,936	$25,160,664	$41,713,681		$70,473,281
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$479,177	$64,298	$—		$543,475
U.S. state, municipal and political subdivisions	—	4,713,981	—		4,713,981
Corporate	—	31,233,443	4,018,174		35,251,617
Structured securities	—	20,114,163	175,936		20,290,099
Total AFS fixed maturity securities	479,177	56,125,885	4,194,110		60,799,172
Trading fixed maturity securities:
U.S. government and agencies	31,335	34,011	—		65,346
U..S. state, municipal and political subdivisions	—	748,284	—		748,284
Corporate	—	6,119,826	1,009,357		7,129,183
Structured securities	—	1,324,972	20,939		1,345,911
Total trading fixed maturity securities	31,335	8,227,093	1,030,296		9,288,724
Equity securities	51,602	—	97,029		148,631
Mortgage and other loan receivables(2)	—	—	1,224,789		1,224,789
Other investments(3)	—	—	491,635		491,635

Notes to Financial Statements (Continued)

Funds withheld receivable at interest	—	—	78,450	78,450
Reinsurance recoverable	—	—	1,288,097	1,288,097
Derivative assets:
Equity market contracts	49,699	1,076,805	—	1,126,504
Interest rate contracts	69,913	128,718	—	198,631
Foreign currency contracts	—	6,412	—	6,412
Impact of netting(4)	(22,026)	(179,002)	—	(201,028)
Total derivative assets	97,586	1,032,933	—	1,130,519
Separate account assets	5,637,651	—	—	5,637,651
Total Assets at Fair Value - Insurance	$6,297,351	$65,385,911	$8,404,406	$80,087,668
Total Assets at Fair Value	$9,896,287	$90,546,575	$50,118,087	$150,560,949

	December 31, 2020
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$2,758,396	$2,476,823	$15,234,904		$20,470,123
Credit	—	2,031,057	9,172,848		11,203,905
Investments of Consolidated CFEs	—	17,706,976	—		17,706,976
Real Assets	—	172,043	5,924,575		6,096,618
Equity Method - Other	485,988	7,254	1,014,378		1,507,620
Other Investments	434,481	88,760	2,341,981		2,865,222
Total Investments	3,678,865	22,482,913	33,688,686		59,850,464

Foreign Exchange Contracts and Options	—	250,398	—		250,398
Other Derivatives	442	729	6,668	(1)	7,839
Total Assets at Fair Value - Asset Management	$3,679,307	$22,734,040	$33,695,354		$60,108,701

Total Assets at Fair Value	$3,679,307	$22,734,040	$33,695,354		$60,108,701
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
(2)Includes related party balance of $628.0 million in Level III for mortgage and other loan receivables.
(3)Other investments excluded from the fair value hierarchy include certain real estate and private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of June 30, 2021, the fair value of these investments was $108.7 million.
(4)Represents netting of derivative exposures covered by qualifying master netting agreements.

Notes to Financial Statements (Continued)

Liabilities, at fair value:

	June 30, 2021
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$292,122	$—	$—		$292,122
Foreign Exchange Contracts and Options	—	586,223	—		586,223
Unfunded Revolver Commitments	—	—	40,050	(1)	40,050
Other Derivatives	—	40,094	—		40,094
Debt Obligations of Consolidated CFEs	—	20,271,028	—		20,271,028
Total Liabilities at Fair Value - Asset Management	$292,122	$20,897,345	$40,050		$21,229,517
Insurance
Policy liabilities	$—	$—	$548,377		$548,377
Closed block policy liabilities	—	—	1,341,262		1,341,262
Funds withheld payable at interest	—	—	55,172		55,172
Derivative instruments payable:
Equity market contracts	16,009	161,658	—		177,667
Interest rate contracts	13,476	53,616	—		67,092
Foreign currency contracts	—	2,550	—		2,550
Credit contracts	—	1,555	—		1,555
Impact of netting(2)	(22,026)	(179,192)	—		(201,218)
Total derivative instruments payable	7,459	40,187	—		47,646
Reinsurance liabilities	—	—	—		—
Embedded derivative – indexed universal life products	—	—	495,353		495,353
Embedded derivative – annuity products	—	—	1,521,447		1,521,447
Total Liabilities at Fair Value - Insurance	$7,459	$40,187	$3,961,611		$4,009,257

Total Liabilities at Fair Value	$299,581	$20,937,532	$4,001,661		$25,238,774

	December 31, 2020
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$281,826	$—	$—		$281,826
Foreign Exchange Contracts and Options	—	551,728	—		551,728
Unfunded Revolver Commitments	—	—	46,340	(1)	46,340
Other Derivatives	76,930	50,020	—		126,950
Debt Obligations of Consolidated CFEs	—	17,372,740	—		17,372,740
Total Liabilities at Fair Value - Asset Management	$358,756	$17,974,488	$46,340		$18,379,584

Total Liabilities at Fair Value	$358,756	$17,974,488	$46,340		$18,379,584
(1)These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreement.

Notes to Financial Statements (Continued)
The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2021 and 2020, respectively. The format of the tables has been modified to include the insurance assets and liabilities and, as such, the prior period presentation has been modified accordingly.

	Three Months Ended June 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$17,063,809	$—	$5,034	$(428,558)	$86,390	$2,296,963	$—	$19,023,638	$2,294,598	$—
Credit	9,385,881	—	—	—	465,775	82,636	(2,781)	9,931,511	88,241	(2,781)
Real Assets	6,879,217	—	17,567	—	1,353,027	467,760	—	8,717,571	452,628	—
Equity Method - Other	1,041,780	—	—	(22,601)	(8,754)	57,419	—	1,067,844	57,300	—
Other Investments	2,473,365	—	—	(9,630)	211,405	296,102	—	2,971,242	325,449	—
Other Derivatives	3,401	—	—	—	7,036	(8,562)	—	1,875	(8,562)	—
Total Assets - Asset Management	36,847,453	—	22,601	(460,789)	2,114,879	3,192,318	(2,781)	41,713,681	3,209,654	(2,781)

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	3,724,740	—	28,184	(9,210)	267,465	—	6,995	4,018,174	—	8,408
Structured securities	193,093	—	—	—	(17,815)	—	658	175,936	—	114
Total AFS fixed maturity securities	3,917,833	—	28,184	(9,210)	249,650	—	7,653	4,194,110	—	8,522
Trading fixed maturity securities:
Corporate fixed maturity securities	728,348	—	—	—	280,704	305	—	1,009,357	2,662	—
Structured securities	22,533	—	—	—	(2,080)	486	—	20,939	428	—
Total trading fixed maturity securities	750,881	—	—	—	278,624	791	—	1,030,296	3,090	—
Equity securities	69,985	—	—	—	—	27,044	—	97,029	27,044	—
Mortgage and other loan receivables	1,181,891	—	—	—	42,076	822	—	1,224,789	205	—
Other investments	438,370	—	5,003	—	12,926	35,336	—	491,635	35,323	—
Funds withheld receivable at interest	55,882	—	—	—	255	22,313	—	78,450	—	—
Reinsurance recoverable	1,317,961	—	—	—	—	(29,864)	—	1,288,097	—	—
Total Assets - Insurance	7,732,803	—	33,187	(9,210)	583,531	56,442	7,653	8,404,406	65,662	8,522
				—
Total	$44,580,256	$—	$55,788	$(469,999)	$2,698,410	$3,248,760	$4,872	$50,118,087	$3,275,316	$5,741

Notes to Financial Statements (Continued)

	Six Months Ended June 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$15,234,904	$—	$5,034	$(428,558)	$216,699	$3,995,559	$—	$19,023,638	$3,917,402	$—
Credit	9,172,848	(1,021)	86,135	—	557,915	116,276	(642)	9,931,511	150,015	(642)
Real Assets	5,924,575	—	17,567	—	2,049,372	726,057	—	8,717,571	684,526	—
Equity Method - Other	1,014,378	—	—	(22,601)	(162,594)	238,661	—	1,067,844	237,558	—
Other Investments	2,341,981	(2,879)	—	(115,274)	274,459	472,955	—	2,971,242	540,328	—
Other Derivatives	6,668	—	—	—	10,610	(15,403)	—	1,875	(15,403)	—
Total Assets - Asset Management	33,695,354	(3,900)	108,736	(566,433)	2,946,461	5,534,105	(642)	41,713,681	5,514,426	(642)

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	3,504,578	—	28,184	(9,210)	512,043	—	(17,421)	4,018,174	—	(10,683)
Structured securities	197,970	—	—	—	(19,507)	—	(2,527)	175,936	—	(30)
Total AFS fixed maturity securities	3,702,548	—	28,184	(9,210)	492,536	—	(19,948)	4,194,110	—	(10,713)
Trading fixed maturity securities:
Corporate fixed maturity securities	676,650	—	—	—	336,403	(3,696)	—	1,009,357	(4,322)	—
Structured securities	14,661	—	—	—	5,975	303	—	20,939	206	—
Total trading fixed maturity securities	691,311	—	—	—	342,378	(3,393)	—	1,030,296	(4,116)	—
Equity securities	66,660	—	—	—	—	30,369	—	97,029	30,369	—
Mortgage and other loan receivables	928,673	—	—	—	289,795	6,321	—	1,224,789	7,767	—
Other investments	437,275	—	5,003	—	12,926	36,431	—	491,635	36,006	—
Funds withheld receivable at interest	—	—	—	—	589	77,861	—	78,450	—	—
Reinsurance recoverable	—	—	—	—	—	1,288,097	—	1,288,097	—	—
Total Assets - Insurance	5,826,467	—	33,187	(9,210)	1,138,224	1,435,686	(19,948)	8,404,406	70,026	(10,713)

Total	$39,521,821	$(3,900)	$141,923	$(575,643)	$4,084,685	$6,969,791	$(20,590)	$50,118,087	$5,584,452	$(11,355)

Notes to Financial Statements (Continued)

	Three Months Ended June 30, 2020
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$9,349,448	$—	$—	$—	$537,105	$923,560	$—	$10,810,113	$921,625
Credit	9,004,965	—	—	—	(170,406)	(115,539)	2,458	8,721,478	(109,991)
Real Assets	2,727,991	—	—	(113,770)	291,126	318,193	—	3,223,540	316,362
Equity Method - Other	1,352,346	—	—	—	79,902	190,637	—	1,622,885	190,825
Other Investments	1,677,617	—	—	—	70,138	(52,958)	—	1,694,797	(47,093)
Other Derivatives	44,368	—	—	—	962	(19,252)	—	26,078	(19,252)
Total Assets - Asset Management	$24,156,735	$—	$—	$(113,770)	$808,827	$1,244,641	$2,458	$26,098,891	$1,252,476

	Six Months Ended June 30, 2020
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$9,871,682	$—	$—	$—	$651,204	$287,227	$—	$10,810,113	$285,292
Credit	9,217,759	—	—	—	396,614	(873,322)	(19,573)	8,721,478	(860,828)
Real Assets	3,567,944	—	—	(113,770)	248,825	(479,459)	—	3,223,540	(528,543)
Equity Method - Other	1,656,045	—	—	—	82,000	(115,160)	—	1,622,885	(114,972)
Other Investments	2,154,755	—	—	—	130,580	(590,538)	—	1,694,797	(575,616)
Other Derivatives	21,806	—	—	—	(398)	4,670	—	26,078	5,186
Total Assets - Asset Management	$26,489,991	$—	$—	$(113,770)	$1,508,825	$(1,766,582)	$(19,573)	$26,098,891	$(1,789,481)

Notes to Financial Statements (Continued)

	Three Months Ended June 30, 2021					Six Months Ended June 30, 2021
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$157,568	$—	$(71,178)	$—	$86,390	$378,912	$—	$(162,213)	$—	$216,699
Credit	1,460,388	—	(832,044)	(162,569)	465,775	2,581,179	—	(1,860,695)	(162,569)	557,915
Real Assets	1,633,412	—	(280,385)	—	1,353,027	2,557,732	—	(508,360)	—	2,049,372
Equity Method - Other	14,455	—	(23,209)	—	(8,754)	14,599	—	(177,193)	—	(162,594)
Other Investments	241,900	—	(30,495)	—	211,405	331,402	—	(56,943)	—	274,459
Other Derivatives	7,036	—	—	—	7,036	10,610	—	—	—	10,610
Total Assets - Asset Management	3,514,759	—	(1,237,311)	(162,569)	2,114,879	5,874,434	—	(2,765,404)	(162,569)	2,946,461

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$1,629,278	$—	$(30,928)	$(1,330,885)	267,465	$1,916,916	$—	$(34,227)	$(1,370,646)	512,043
Structured securities	61	—	—	(17,876)	(17,815)	71	—	—	(19,578)	(19,507)
Total AFS fixed maturity securities	1,629,339	—	(30,928)	(1,348,761)	249,650	1,916,987	—	(34,227)	(1,390,224)	492,536
Trading fixed maturity securities:
Corporate fixed maturity securities	282,507	—	—	(1,803)	280,704	339,958	—	—	(3,555)	336,403
Structured securities	31	—	—	(2,111)	(2,080)	8,141	—	—	(2,166)	5,975
Total trading fixed maturity securities	282,538	—	—	(3,914)	278,624	348,099	—	—	(5,721)	342,378
Mortgage and other loan receivables	60,043	—	(10,583)	(7,384)	42,076	315,038	—	(15,659)	(9,584)	289,795
Other investments	12,926	—	—	—	12,926	12,926	—	—	—	12,926
Funds withheld receivable at interest	—	255	—	—	255	—	589	—	—	589
Total Assets - Insurance	1,984,846	255	(41,511)	(1,360,059)	583,531	2,593,050	589	(49,886)	(1,405,529)	1,138,224

Total	$5,499,605	$255	$(1,278,822)	$(1,522,628)	$2,698,410	$8,467,484	$589	$(2,815,290)	$(1,568,098)	$4,084,685

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Purchases	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements	Purchases	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements
Assets
Asset Management
Private Equity	$570,714	$(33,609)	$—	$537,105	$684,813	$(33,609)	$—	$651,204
Credit	292,405	(470,124)	7,313	(170,406)	1,519,543	(1,090,769)	(32,160)	396,614
Real Assets	339,612	(48,486)	—	291,126	508,252	(259,427)	—	248,825
Equity Method - Other	79,970	(68)	—	79,902	82,068	(68)	—	82,000
Other Investments	94,755	(24,630)	13	70,138	181,979	(51,412)	13	130,580
Other Derivatives	962	—	—	962	962	(1,360)	—	(398)
Total Assets - Asset Management	1,378,418	(576,917)	7,326	808,827	2,977,617	(1,436,645)	(32,147)	1,508,825

Notes to Financial Statements (Continued)

	Three Months Ended June 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$35,637	$—	$—	$—	$(539)	$4,952	$—	$40,050	$4,952
Total Liabilities - Asset Management	$35,637	$—	$—	$—	$(539)	$4,952	$—	$40,050	$4,952

Insurance
Policy liabilities	565,642	—	—	—	—	(17,265)	—	548,377	—
Closed block policy liabilities	1,366,879	—	—	—	—	(29,164)	3,547	1,341,262	—
Funds withheld payable at interest	(313,230)	—	—	—	—	368,402	—	55,172	—
Embedded derivative – indexed universal life products	434,242	—	—	—	430	60,681	—	495,353	—
Embedded derivative – annuity products	984,910	—	—	—	81,292	455,245	—	1,521,447	—
Total Liabilities - Insurance	3,038,443	—	—	—	81,722	837,899	3,547	3,961,611	—

Total	$3,074,080	$—	$—	$—	$81,183	$842,851	$3,547	$4,001,661	$4,952

Notes to Financial Statements (Continued)

	Six Months Ended June 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$46,340	$—	$—	$—	$628	$(6,918)	$—	$40,050	$(6,918)
Total Liabilities - Asset Management	46,340	—	—	—	628	(6,918)	—	40,050	(6,918)

Insurance
Policy liabilities	637,800	—	—	—	—	(89,423)	—	548,377	—
Closed block policy liabilities	1,395,746	—	—	—	—	(55,146)	662	1,341,262	—
Funds withheld payable at interest	59,230	—	—	—	—	(4,058)	—	55,172	—
Embedded derivative – indexed universal life products	386,746	—	—	—	(501)	109,108	—	495,353	—
Embedded derivative – annuity products	1,024,601	—	—	—	126,101	370,745	—	1,521,447	—
Total Liabilities - Insurance	3,504,123	—	—	—	125,600	331,226	662	3,961,611	—

Total	$3,550,463	$—	$—	$—	$126,228	$324,308	$662	$4,001,661	$(6,918)

	Three Months Ended June 30, 2020
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$70,597	$—	$—	$—	$—	$(449)	$—	$70,148	$(449)
Total Liabilities - Asset Management	$70,597	$—	$—	$—	$—	$(449)	$—	$70,148	$(449)

Notes to Financial Statements (Continued)

	Six Months Ended June 30, 2020
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$75,842	$—	$—	$—	$(2,464)	$(3,230)	$—	$70,148	$(3,230)
Total Liabilities - Asset Management	$75,842	$—	$—	$—	$(2,464)	$(3,230)	$—	$70,148	$(3,230)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Issuances	Settlements	Net settlements/Issuances	Issuances	Settlements	Net settlements/Issuances
Liabilities
Asset Management
Unfunded Revolver Commitments	$—	$(539)	$(539)	$1,167	$(539)	$628
Total Liabilities - Asset Management	—	(539)	(539)	1,167	(539)	628

Insurance
Embedded derivative – indexed universal life products	4,471	(4,041)	430	10,078	(10,579)	(501)
Embedded derivative – annuity products	81,292	—	81,292	126,101	—	126,101
Total Liabilities - Insurance	85,763	(4,041)	81,722	136,179	(10,579)	125,600

Total	$85,763	$(4,580)	$81,183	$137,346	$(11,118)	$126,228

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Issuances	Settlements	Net settlements/Issuances	Issuances	Settlements	Net settlements/Issuances
Liabilities
Asset Management
Unfunded Revolver Commitments	$—	$—	$—	$—	$(2,464)	$(2,464)
Total Liabilities - Asset Management	—	—	—	—	(2,464)	(2,464)

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of June 30, 2021. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value June 30, 2021	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Private Equity	$19,023,638

Private Equity	$16,141,121	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.8%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	27.6%	0.0% - 50.0%	(4)
			Weight Ascribed to Discounted Cash Flow	59.4%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	13.0%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	18.2x	8.4x - 28.4x	Increase
			Enterprise Value/Forward EBITDA Multiple	16.1x	8.1x - 20.9x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9.4%	4.3% - 17.9%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	13.1x	6.0x - 18.0x	Increase

Growth Equity	$2,882,517	Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	9.7%	5.0% - 35.0%	Decrease
			Weight Ascribed to Market Comparables	21.6%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	1.5%	0.0% - 50.0%	(5)
			Weight Ascribed to Milestones	76.9%	0.0% - 100.0%	(6)
		Scenario Weighting	Base	70.4%	50.0% - 75.0%	Increase
			Downside	11.3%	5.0% - 25.0%	Decrease
			Upside	18.3%	0.0% - 35.0%	Increase

Credit	$9,931,511	Yield Analysis	Yield	5.4%	4.1% - 20.5%	Decrease
			Net Leverage	5.5x	0.3x - 18.6x	Decrease
			EBITDA Multiple	11.4x	0.8x - 30.0x	Increase

Real Assets	$8,717,571

Energy	$2,648,113	Inputs to market comparables and discounted cash flow	Weight Ascribed to Market Comparables	47.0%	0.0% - 50.0%	(4)
			Weight Ascribed to Discounted Cash Flow	53.0%	50.0% - 100.0%	(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	9.4x	8.2x - 11.9x	Increase
			Enterprise Value/Forward EBITDA Multiple	5.7x	5.4x - 8.9x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	11.3%	10.4% - 14.7%	Decrease
			Average Price Per BOE (8)	$40.11	$37.16 - $44.53	Increase

Infrastructure	$1,826,958	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	7.1%	5.0% - 10.0%	Decrease
			Weight Ascribed to Market Comparables	3.0%	0.0% - 25.0%	(4)
			Weight Ascribed to Discounted Cash Flow	17.6%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	79.4%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/Forward EBITDA Multiple	11.2x	11.2x - 11.2x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	7.8%	6.7% - 8.6%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10.0x	10.0x - 10.0x	Increase

Real Estate	$4,242,500	Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	20.9%	0.0% - 100.0%	(7)
			Weight Ascribed to Discounted Cash Flow	73.4%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	5.7%	0.0% - 100.0%	(6)
		Direct income capitalization	Current Capitalization Rate	5.4%	4.0% - 7.5%	Decrease
		Discounted cash flow	Unlevered Discount Rate	6.6%	4.7% - 18.0%	Decrease

Notes to Financial Statements (Continued)

Level III Assets	Fair Value June 30, 2021		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Equity Method - Other	$1,067,844		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.5%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	28.4%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	25.3%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	46.3%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.1x	10.7x - 24.4x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.8x	5.5x - 20.9x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.4%	6.2% - 18.3%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.8x	6.0x - 15.0x	Increase

Other Investments	$2,971,242	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.1%	6.5% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	30.2%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	38.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	31.1%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.0x	1.3x - 30.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.0x	1.0x - 17.4x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	14.5%	7.8% - 25.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8.8x	6.0x - 11.0x	Increase

INSURANCE

Corporate fixed maturity securities	$1,743,321		Discounted cash flow	Discount Spread	2.24%	0.02% - 4.94%	Decrease

Structured securities	$157,942		Discounted cash flow	Discount Spread	2.92%	2.30% - 6.10%	Decrease
				Constant Prepayment Rate	7.29%	5.00% - 15.00%	Increase/Decrease
				Constant Default Rate	1.16%	1.00% - 2.50%	Decrease
				Loss Severity		100%	Decrease

Equity securities	$47,873		Discounted cash flow	Yield		17.50%	Decrease

Other investments	$405,974		Direct capitalization	Current Capitalization Rate	5.65%	4.95% - 6.16%	Increase
				Vacancy rate		5.00%	Decrease

Funds withheld receivable at interest	$78,450		Discounted cash flow	Duration/Weighted Average Life	10.45 years	0.0 years - 23.0 years	Increase
				Contractholder Persistency	6.09%	3.40% - 16.40%	Increase
				Nonperformance Risk		0.23% - 1.27%	Decrease

Reinsurance recoverable	$1,288,097		Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption		The average expense assumption is between $10.40 and $78.00 per policy, increased by inflation.	Increase
			Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense risk margin		9.42%	Decrease
				Cost of capital		3.69% - 13.85%	Increase
			Discounted cash flow	Mortality Rate		2.55%	Increase
				Surrender Rate		5.33%	Increase
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

Level III Liabilities	Fair Value June 30, 2021	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Unfunded Revolver Commitments	$40,050	Yield Analysis	Yield	5.7%	4.5% - 7.3%	Decrease

INSURANCE

Policy liabilities	$548,377	Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the riskiness of the cash flows.	Risk Margin Rate		0.23% - 1.48%	Decrease
		Policyholder behavior is also a significant unobservable input, including surrender and mortality.	Surrender Rate		2.62% - 12.62%	Increase
			Mortality Rate		4.98% - 8.14%	Increase

Closed block policy liabilities	$1,341,262	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption		The average expense assumption is between $10.40 and $78.00 per policy, increased by inflation.	Increase
		Nonperformance Risk			0.23% - 1.27%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin		9.42%	Decrease
			Cost of Capital		3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate		2.55%	Increase
			Surrender Rate		5.33%	Increase

Notes to Financial Statements (Continued)

Level III Liabilities	Fair Value June 30, 2021	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Funds withheld payable at interest	$55,172	Discounted cash flow	Duration/Weighted Average Life	10.62 years	0.0 years - 20.3 years	Decrease
			Contractholder Persistency	6.09%	3.40% - 16.40%	Decrease
			Nonperformance Risk		0.23% - 1.27%	Decrease

Embedded derivative – indexed universal life products	$495,353	Policy persistency is a significant unobservable input.	Lapse Rate		3.72%	Decrease
			Mortality Rate		0.69%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption		3.57%	Increase
			Nonperformance Risk		0.23% - 1.27%	Decrease

Embedded derivative – annuity products	$1,521,447	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-indexed annuity	3.89%		Decrease
			Variable annuity	4.10%	2.23% - 32.25%	Decrease
			Surrender Rate:
			Fixed-indexed annuity	10.44%		Decrease
			Variable annuity		3.66% - 40.20%	Decrease
			Mortality Rate
			Fixed-indexed annuity	1.81%		Decrease
			Variable annuity		1.30% - 7.52%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption:
			Retail RIA	1.71%		Increase
			Fixed-indexed annuity	2.16%		Increase
			Variable annuity	n/a		Increase
			Nonperformance Risk		0.23% - 1.27%	Decrease
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
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of June 30, 2021.

		Fair Value Hierarchy
As of June 30, 2021	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$18,745,179	$—	$—	$19,185,176	$19,185,176
Policy loans	779,302	—	—	757,266	757,266
FHLB common stock and other investments	549,897	—	—	549,897	549,897
Funds withheld receivables at interest	3,005,538	—	3,005,538	—	3,005,538
Cash and cash equivalents	6,492,041	6,492,041	—	—	6,492,041
Restricted cash and cash equivalents	187,747	187,747	—	—	187,747
Total financial assets	$29,759,704	$6,679,788	$3,005,538	$20,492,339	$30,177,665
Financial liabilities:
Insurance
Other contractholder deposit funds	$20,077,360	$—	$18,740,332	$—	$18,740,332
Supplementary contracts without life contingencies	28,792	—	—	28,981	28,981
Funding agreements	2,570,329	—	—	2,555,969	2,555,969
Funds withheld payables at interest	14,567,467	—	14,567,467	—	14,567,467
Debt obligations	1,435,971	—	—	1,494,876	1,494,876
Securities sold under agreements to repurchase	301,605	—	301,605	—	301,605
Total financial liabilities	$38,981,524	$—	$33,609,404	$4,079,826	$37,689,230

Notes to Financial Statements (Continued)
10. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2021	December 31, 2020
Assets
Asset Management
Credit	$6,441,470	$5,958,958
Investments of Consolidated CFEs	21,144,203	17,706,976
Real Assets	188,096	177,240
Equity Method - Other	1,472,166	1,507,620
Other Investments	253,133	201,563
Total Asset Management	$29,499,068	$25,552,357
Insurance
Mortgage and other loan receivables	$1,224,789	$—
Other investments	194,127	—
Reinsurance recoverable	1,288,097	—
Total Insurance	$2,707,013	$—

Total Assets	$32,206,081	$25,552,357

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$20,271,028	$17,372,740
Total Asset Management	$20,271,028	$17,372,740
Insurance
Policy liabilities	$1,889,639	$—
Total Insurance	$1,889,639	$—

Total Liabilities	$22,160,667	$17,372,740

Notes to Financial Statements (Continued)
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(2,152)	$26,649	$24,497	$(23,128)	$99,911	$76,783
Investments of Consolidated CFEs	24,384	60,645	85,029	(52,950)	1,261,963	1,209,013
Real Assets	128	10,130	10,258	153	21,793	21,946
Equity Method - Other	74,128	(36,419)	37,709	(56,592)	339,145	282,553
Other Investments	356	9,561	9,917	(54,356)	50,948	(3,408)
Total Asset Management	$96,844	$70,566	$167,410	$(186,873)	$1,773,760	$1,586,887
Insurance
Mortgage and other loan receivables	$—	$(1,731)	$(1,731)	$—	$—	$—
Other investments	—	31,704	31,704	—	—	—
Total Insurance	$—	$29,973	$29,973	$—	$—	$—

Total Assets	$96,844	$100,539	$197,383	$(186,873)	$1,773,760	$1,586,887

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$1,510	$(27,574)	$(26,064)	$—	$(1,249,559)	$(1,249,559)
Total Asset Management	$1,510	$(27,574)	$(26,064)	$—	$(1,249,559)	$(1,249,559)
Insurance
Policy liabilities	$—	$(19,888)	$(19,888)	$—	$—	$—
Total Insurance	$—	$(19,888)	$(19,888)	$—	$—	$—

Total Liabilities	$1,510	$(47,462)	$(45,952)	$—	$(1,249,559)	$(1,249,559)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(17,841)	$7,904	$(9,937)	$(48,983)	$(88,497)	$(137,480)
Investments of Consolidated CFEs	21,756	188,788	210,544	(93,802)	(850,578)	(944,380)
Real Assets	175	10,857	11,032	153	(24,305)	(24,152)
Equity Method - Other	75,112	192,662	267,774	(56,592)	(73,073)	(129,665)
Other Investments	5,406	16,565	21,971	(60,290)	44,831	(15,459)
Total Asset Management	$84,608	$416,776	$501,384	$(259,514)	$(991,622)	$(1,251,136)
Insurance
Mortgage and other loan receivables	$—	$5,830	$5,830	$—	$—	$—
Other investments	—	35,570	35,570	—	—	—
Total Insurance	$—	$41,400	$41,400	$—	$—	$—

Total Assets	$84,608	$458,176	$542,784	$(259,514)	$(991,622)	$(1,251,136)

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$(538)	$(71,670)	$(72,208)	$—	$654,933	$654,933
Total Asset Management	$(538)	$(71,670)	$(72,208)	$—	$654,933	$654,933
Insurance
Policy liabilities	$—	$(85,721)	$(85,721)	$—	$—	$—
Total Insurance	$—	$(85,721)	$(85,721)	$—	$—	$—
			—			—
Total Liabilities	$(538)	$(157,391)	$(157,929)	$—	$654,933	$654,933

Notes to Financial Statements (Continued)
11. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS

The following reflects the changes to the deferred policy acquisition costs ("DAC") asset:

Six Months Ended
June 30, 2021
Balance, as of GA Acquisition Date	$—
Acquisition/reinsurance	1,271
Deferrals	202,037
Amortized to expense during the period(1)	(5,331)
Adjustment for unrealized investment losses (gains) during the period	1,892
Balance, as of end of period	$199,869

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the value of business acquired ("VOBA") asset:

Six Months Ended
June 30, 2021
Balance, as of GA Acquisition Date	$1,024,520
Amortized to expense during the period(1)	(30,247)
Balance, as of end of period	$994,273

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the negative VOBA liability:

Six Months Ended
June 30, 2021
Balance, as of Acquisition Date	$1,273,414
Amortized to expense during the period(1)	(76,087)
Balance, as of end of period	$1,197,327

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the unearned revenue reserve ("URR") and unearned front-end load ("UFEL):

Six Months Ended
June 30, 2021
Balance, as of GA Acquisition Date	$—
Deferrals	25,004
Amortized to expense during the period(1)	(1,508)
Adjustment for unrealized investment losses during the period	(434)
Balance, as of end of period	$23,062

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

Notes to Financial Statements (Continued)
The effects of all reinsurance agreements on the consolidated statement of financial condition were as follows:

June 30, 2021
Policy liabilities:
Direct	$63,480,677
Assumed	42,353,839
Total policy liabilities	105,834,516
Ceded(1)	(16,355,320)
Net policy liabilities	$89,479,196
_________________
(1)Reported within reinsurance recoverable within the consolidated statement of financial condition.

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

	As of June 30, 2021
A.M. Best Rating(1)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure
A++	$8,903	$—	$8,903
A+	2,055,993	—	2,055,993
A	2,736,556	—	2,736,556
A-	3,351,879	2,942,994	408,885
B++	37,823	—	37,823
B+	2,799	—	2,799
B	7,943	—	7,943
B-	1,968	—	1,968
Not rated(4)	11,260,412	11,706,097	—
Total	$19,464,276	$14,649,091	$5,260,870
_________________
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)At amortized cost, excluding any associated embedded derivative assets and liabilities
(3)Includes funds withheld payable at interest and deferred intangible reinsurance assets and liabilities.
(4)Includes $11.2 billion associated with cessions to Ivy Re Limited, a Bermuda insurance company and a subsidiary of an unaffiliated investment vehicle that participates in qualifying reinsurance transactions sourced by Global Atlantic.

As of June 30, 2021, Global Atlantic had $3.1 billion of funds withheld receivable at interest, with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting these receivables were held in trusts and not part of the respective counterparty’s general accounts.

Notes to Financial Statements (Continued)
The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Premiums:
Direct	$32,275	$46,450
Assumed(1)	589,443	1,870,196
Ceded	(1,073,851)	(1,192,637)
Net premiums	$(452,133)	$724,009
_________________
(1)Includes related party balances of $6.1 million and $8.7 million for the three and six months ended June 30, 2021, respectively.

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Policy fees:
Direct	$232,881	$381,881
Assumed(1)	79,762	132,717
Ceded	(381)	(653)
Net policy fees	$312,262	$513,945
_________________
(1)Includes related party balances of $4.1 million and $6.2 million for the three and six months ended June 30, 2021, respectively.

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Policy benefits and claims:
Direct	$1,259,707	$1,442,508
Assumed(1)	265,392	1,732,519
Ceded	(1,113,900)	(1,278,510)
Net policy benefits and claims	$411,199	$1,896,517
_________________
(1)Includes related party balances of $53.7 million and $76.2 million for the three and six months ended June 30, 2021, respectively.

Global Atlantic holds collateral for and provides collateral to our reinsurance clients. Global Atlantic held $14.4 billion of collateral on behalf of our reinsurers as of June 30, 2021. As of June 30, 2021, reinsurers held collateral of $1.2 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of June 30, 2021, these trusts were required to hold, and held in excess of, $37.9 billion of assets to support reserves of $38.7 billion. Of the cash held in trust, Global Atlantic classified $69.3 million as restricted as of June 30, 2021.

Notes to Financial Statements (Continued)
13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK

For the three and six months ended June 30, 2021 and 2020, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$1,277,672	$698,628	$2,921,917	$(590,237)
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive)	17,250	—	34,500	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$1,294,922	$698,628	$2,956,417	$(590,237)

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	582,398,367	558,774,162	579,578,831	558,961,992
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$2.19	$1.25	$5.04	$(1.06)

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	582,398,367	558,774,162	579,578,831	558,961,992
Incremental Common Shares:
Assumed vesting of dilutive equity awards	21,169,393	6,836,976	19,267,198	—
Assumed conversion of Series C Mandatory Convertible Preferred Stock	26,822,600	—	26,822,600	—
Weighted Average Shares of Common Stock Outstanding - Diluted	630,390,360	565,611,138	625,668,629	558,961,992
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$2.05	$1.24	$4.73	$(1.06)
For the three and six months ended June 30, 2021, Weighted Average Shares of Common Stock Outstanding - Diluted includes the following:
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
(ii) For the three and six months ended June 30, 2021, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was dilutive, and as such (i) 26.8 million shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to June 30, 2021) were included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) $17.3 million and $34.5 million, respectively, of Series C Mandatory Convertible Preferred dividends were excluded from Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
KKR Holdings
For the three and six months ended June 30, 2021 and 2020, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s respective ownership interests in KKR Group Partnership.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted Average KKR Holdings Units	272,287,730	286,290,915	273,511,107	287,306,484

Notes to Financial Statements (Continued)
Market Condition Awards

As of June 30, 2021, 7.9 million of unvested equity awards that are subject to market-price and service vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market-price vesting condition was not satisfied. See Note 18 "Equity Based Compensation."

Notes to Financial Statements (Continued)
14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	June 30, 2021	December 31, 2020
Asset Management
Unsettled Investment Sales (1)	$603,980	$197,635
Receivables	49,289	75,697
Due from Broker (2)	284,579	644,028
Deferred Tax Assets, net (See Note 17)	87,962	83,822
Interest Receivable	188,029	145,532
Fixed Assets, net (3)	787,139	760,606
Foreign Exchange Contracts and Options (4)	242,615	250,398
Goodwill (5)	83,500	83,500
Derivative Assets	1,912	7,839
Prepaid Taxes	182,499	77,041
Prepaid Expenses	21,549	26,366
Operating Lease Right of Use Assets (6)	238,564	190,758
Deferred Financing Costs	22,346	22,810
Other	162,747	99,304
Total Asset Management	$2,956,710	$2,665,336
Insurance
Unsettled Investment Sales(1)	$1,720,104	$—
Deferred Tax Assets, net	809,625	—
Derivative Assets	1,130,519	—
Accrued Investment Income	696,810	—
Goodwill	497,053	—
Intangible Assets and Deferred Sales Inducements(7)	302,647	—
Operating Lease Right of Use Assets(6)	163,383	—
Other	93,011	—
Premiums and Other Account Receivables	67,015	—
Current Income Tax Recoverable	28,008	—
Total Insurance	$5,508,175	$—

Total Other Assets	$8,464,885	$2,665,336
(1)Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $134.7 million and $151.3 million as of June 30, 2021 and December 31, 2020, respectively. Depreciation and amortization expense of $11.3 million and $4.8 million for the three months ended June 30, 2021 and 2020, respectively, and $22.3 million and $9.6 million for the six months ended June 30, 2021 and 2020, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.
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
(5)As of June 30, 2021, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.
(6)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $13.7 million and $13.0 million for the three months ended June 30, 2021 and 2020, respectively, and $25.2 million and $25.8 million for the six months ended June 30, 2021 and 2020, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and renewable energy forward power purchase agreements in the U.S. For the three and six months ended June 30, 2021 the operating lease costs were $3.9 million and $6.6 million, respectively. Insurance lease right-of-use assets are reported net of $19.6 million in deferred rent and lease incentives.
(7)The definite life intangible assets are amortized by using the straight-line method over the useful life of the assets which is an average of 17 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.9 million and $7.4 million for the three and six months ended June 30, 2021, respectively.

Notes to Financial Statements (Continued)
Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2021	December 31, 2020
Asset Management
Amounts Payable to Carry Pool (1)	$3,183,835	$1,916,669
Unsettled Investment Purchases (2)	2,356,409	850,714
Securities Sold Short (3)	292,122	281,826
Derivative Liabilities	40,094	126,950
Accrued Compensation and Benefits	571,357	150,883
Interest Payable	147,425	182,044
Foreign Exchange Contracts and Options (4)	586,223	551,728
Accounts Payable and Accrued Expenses	171,865	130,661
Taxes Payable	19,810	88,040
Uncertain Tax Positions	76,643	76,643
Unfunded Revolver Commitments	40,050	46,340
Operating Lease Liabilities (5)	239,531	191,564
Deferred Tax Liabilities, net (See Note 17)	894,856	199,425
Other Liabilities	111,507	464,326
Total Asset Management	$8,731,727	$5,257,813

Insurance
Unsettled Investment Purchases(2)	$1,373,381	$—
Collateral on Derivative Instruments	922,295
Accrued Expenses	576,092	—
Securities Sold Under Agreements to Repurchase	301,605	—
Derivative Liabilities	47,646	—
Operating Lease Liabilities(5)	183,006	—
Accrued Employee Related Expenses	132,519	—
Tax Payable to Former Parent Company	72,793	—
Interest Payable	11,313	—
Accounts and Commissions Payable	20,791	—
Other Tax Related Liabilities	4,960	—
Total Insurance	$3,646,401	$—

Total Accrued Expenses and Other Liabilities	$12,378,128	$5,257,813
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
(5)For Asset Management, operating leases have remaining lease terms that range from approximately 1 year to 14 years, some of which include options to extend the leases for up to 3 years. The weighted average remaining lease terms were 9.2 years and 9.8 years as of June 30, 2021 and December 31, 2020, respectively. The weighted average discount rates were 1.2% and 1.2% as of June 30, 2021 and December 31, 2020, respectively. For Insurance, operating leases have remaining lease terms that range from approximately 1 year to 12 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms was 9.7 years as of June 30, 2021. The weighted average discount rates was 3.3% as of June 30, 2021.

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
Furthermore, KKR consolidates certain VIEs, which are created by Global Atlantic to hold investments, including investments in transportation, renewable energy, consumer and other loans and fixed maturity securities.
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest.
KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of June 30, 2021, KKR's commitments to these unconsolidated investment funds were $4.5 billion. KKR has not provided any financial support other than its obligated amount as of June 30, 2021. Global Atlantic also has unfunded commitments of $27.9 million in relation to other limited partnership interests as of June 30, 2021.

As of June 30, 2021 and December 31, 2020, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	June 30, 2021	December 31, 2020
Investments - Asset Management	$10,055,633	$6,460,430
Due from (to) Affiliates, net	755,783	586,595
Maximum Exposure to Loss - Asset Management	$10,811,416	$7,047,025

Other Investment in Partnership - Insurance	$152,186	$—
Investment in Renewable Partnerships - Insurance	78,168	—
Maximum Exposure to Loss- Insurance	$230,354	$—

Total Maximum Exposure to Loss	$11,041,770	$7,047,025

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

KKR's Asset Management debt obligations consisted of the following:

		June 30, 2021			December 31, 2020
		Financing Available	Borrowing Outstanding	Fair Value	Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement		$1,000,000	$—	$—	$1,000,000	$—	$—
KCM Credit Agreement		716,584	—	—	705,014	—	—
KCM 364-Day Revolving Credit Agreement		750,000	—	—	750,000	—	—
Notes Issued: (1)
KKR ¥25 billion (or $231.7 million) 0.509% Notes Due 2023	(4)	—	225,481	231,051	—	241,331	241,580
KKR ¥5 billion (or $46.3 million) 0.764% Notes Due 2025	(4)	—	44,776	46,363	—	47,919	48,554
KKR €650 million (or $773.8 million) 1.625% Notes Due 2029	(5)	—	766,150	828,216	—	790,157	870,647
KKR $750 million 3.750% Notes Due 2029	(4)	—	742,889	839,145	—	742,196	874,658
KKR ¥10.3 billion (or $95.4 million) 1.595% Notes Due 2038	(4)	—	92,079	98,764	—	98,640	104,004
KKR $500 million 5.500% Notes Due 2043 (6)	(4)	—	491,384	667,505	—	492,513	666,885
KKR $1 billion 5.125% Notes Due 2044 (6)	(4)	—	960,154	1,260,871	—	991,471	1,307,220
KKR $500 million 3.625% Notes Due 2050	(4)	—	492,352	534,175	—	492,123	556,095
KKR $750 million 3.500% Notes Due 2050 (6)	(4)	—	735,671	786,810	—	735,161	830,280
KKR $500 million 4.625% Notes Due 2061	(5)	—	485,866	516,200	—	—	—
KFN $500 million 5.500% Notes Due 2032	(2)	—	494,781	490,670	—	494,540	502,992
KFN $120 million 5.200% Notes Due 2033	(2)	—	118,593	115,341	—	118,533	118,300
KFN $70 million 5.400% Notes Due 2033	(2)	—	68,911	68,455	—	68,866	70,267
KFN Issued Junior Subordinated Notes (3)	(2)	—	235,468	180,732	—	234,808	165,627
		2,466,584	5,954,555	6,664,298	2,455,014	5,548,258	6,357,109

Other Debt Obligations		7,357,915	30,361,896	30,389,596	5,621,883	27,875,338	27,889,438

		$9,824,499	$36,316,451	$37,053,894	$8,076,897	$33,423,596	$34,246,547

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
(3)KKR consolidates KFN and reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 2.7% and 2.7% and the weighted average years to maturity is 15.3 years and 15.8 years as of June 30, 2021 and December 31, 2020, respectively.
(4)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(5)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(6)As of June 30, 2021, the 2043 Senior Notes, 2044 Senior Notes, and the 2050 Senior Notes reflect the elimination for the portion of these senior notes that are held by Global Atlantic.

Asset Management Revolving Credit Facilities

Corporate Credit Agreement

On August 4, 2021, KKR Group Partnership L.P. and Kohlberg Kravis Roberts & Co. L.P. (the "Borrowers") amended and restated their Amended and Restated Credit Agreement, dated as of December 7, 2018 (the “Prior Corporate Credit Agreement”), by and among the Borrowers, the guarantors from time to time party thereto, the lending institutions from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent with the Second Amended and Restated Credit Agreement (the “New Corporate Credit Agreement”), by and among the Borrowers, the guarantors from time to time party thereto, the lending institutions from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent, which (1) provides for up to $1.0 billion of revolving borrowings (with the option to request an increase of up to an additional $500 million), (2) has a maturity of August 2026, (3) contains customary events of default, representations and warranties and covenants that are substantially similar to those that were in the Prior Corporate Credit Agreement and (4) includes updated financial covenants based on the total indebtedness to fee and yield EBITDA and fee paying assets under management covenants. Interest on any funded balances accrues at LIBOR plus a spread ranging from 0.565% to 1.10% based on corporate credit ratings. The Borrowers must pay a facility fee on the total commitments ranging from 0.06% to 0.15% based on corporate credit ratings.

KCM Short-Term Credit Agreement

On April 9, 2021, KKR Capital Markets Holdings L.P. and certain other capital markets subsidiaries (the "KCM Borrowers") entered into a 364-day revolving credit agreement (the "KCM Short-Term Credit Agreement”) with the same administrative agent, and one or more lenders party to the KCM Credit Agreement. The KCM Short-Term Credit Agreement replaces the prior 364-day revolving credit agreement, dated as of April 10, 2020, between the KCM Borrowers and the administrative agent, and one or more lenders party to the KCM Short-Term Agreement, which was terminated according to its terms on April 9, 2021. The KCM Short-Term Credit Agreement provides for revolving borrowings up to $750 million, expires on April 8, 2022, and ranks pari passu with the KCM Credit Agreement.

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

The indenture includes covenants, including limitations on the issuer’s and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The indenture also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding KKR 2061 Subordinated Notes may declare the KKR 2061 Subordinated Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the KKR 2061 Subordinated Notes and any accrued and unpaid interest on the KKR 2061 Subordinated Notes automatically become due and payable. On or after April 1, 2026, the issuer may redeem the KKR 2061 Subordinated Notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the KKR 2061 Subordinated Notes to be redeemed, together with accrued and unpaid interest to, but excluding, the date of redemption, provided that if the KKR 2061 Subordinated Notes are not redeemed in whole, at least $25 million aggregate principal amount of the KKR 2061 Subordinated Notes must remain outstanding after giving effect to such redemption. If a “tax redemption event” occurs, the KKR 2061 Subordinated Notes may be redeemed, in whole, but not in part, within 120 days of the occurrence of such tax redemption event at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the KKR 2061 Subordinated Notes may be redeemed, in whole, but not in part, at any time prior to April 1, 2026, within 90 days of the occurrence of a “rating agency event”, at a redemption price equal to 102% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption.
Other Asset Management Debt Obligations

As of June 30, 2021, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$7,357,915	$10,090,868	$10,118,568	2.9%	3.6
Debt Obligations of Consolidated CLOs	—	20,271,028	20,271,028	(2)	10.7
	$7,357,915	$30,361,896	$30,389,596
(1)Includes borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $1.7 billion.
(2)The senior notes of the consolidated CLOs had a weighted average interest rate of 1.8%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.
Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of June 30, 2021, the fair value of the consolidated CLO assets was $23.2 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

Notes to Financial Statements (Continued)
Insurance Debt Obligations
Global Atlantic's debt obligations consisted of the following:

	June 30, 2021
	Financing Available	Borrowing Outstanding	Fair Value(2)
Revolving Credit Facilities:
Global Atlantic revolving credit facility, due May 2023	$1,000,000	$—	$—
Notes Issued and Others:
Global Atlantic senior notes, due October 2029		500,000	552,300
Global Atlantic senior notes, due June 2031		650,000	654,355
Global Atlantic subordinated debentures, due October 2046		250,000	252,250
		1,400,000	$1,458,905
Purchase Accounting Adjustments(1)		52,700
Debt issuance costs, net of accumulated amortization		(7,417)
Fair value loss (gain) of hedged debt obligations, recognized in earnings		(9,312)
		$1,435,971

(1)The amortization of the purchase accounting adjustments was $1.2 million and $3.2 million for the three and six months ended June 30, 2021, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

Global Atlantic Senior Notes due 2021
In 2011, Forethought Financial Group, Inc. ("FFG") issued $150 million aggregate principal amount of 8.625% senior notes due 2021 ("GA 2021 Senior Notes"). In December 2017, FFG and Forethought Services, LLC were merged with and into Global Atlantic (Fin) Company ("GA FinCo"), an indirect subsidiary of TGAFG. GA FinCo, as the surviving entity, became liable for the GA 2021 Senior Notes. Interest was paid semi-annually and the maturity date was April 15, 2021.
On April 15, 2021 the GA 2021 Senior Notes matured and were paid off. The pay-off of the maturing GA 2021 Senior Notes was facilitated by means of a $150 million draw on the GA Credit Agreement (discussed and defined below).
Global Atlantic Term Loan
On December 21, 2018, GA FinCo, as borrower, and Global Atlantic Financial Limited ("GAFL"), an indirect subsidiary of TGAFG, as guarantor, entered into a Term Loan Credit Agreement ("GA Term Loan") pursuant to which GA FinCo borrowed $100 million. On June 27, 2019, GA FinCo and GAFL entered into a joinder agreement to the GA Term Loan pursuant to which GA FinCo borrowed for general corporate purposes, and GAFL guaranteed, a $125 million term loan on the same terms and with the same maturity as the then existing $100 million term loan.
All borrowings under the GA Term Loan must be repaid by December 21, 2023. Interest on the borrowing currently accrued at one month LIBOR plus a spread ranging from 1.250% to 1.875% based on GAFL's long-term issuer credit ratings. Interest payments on outstanding borrowings accrued interest based on LIBOR, due on the last day of the applicable interest period. On June 18, 2021, GA FinCo paid down the full $225 million Term Loan, plus accrued interest, from the proceeds from the 2031 Senior Notes (as discussed below). As a result of the pay down of the Term Loan, the GAFL guarantee of the Term Loan was fully released and the Term Loan was terminated.
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

Notes to Financial Statements (Continued)
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
On June 18, 2021, GA FinCo repaid approximately $420 million outstanding indebtedness under the GA Credit Agreement along with accrued and unpaid interest, from the proceeds from the 2031 Senior Notes (as discussed below). As of June 30, 2021, there were no revolving borrowings outstanding and no letters of credit outstanding under the GA Credit Agreement.
On August 4, 2021, GA FinCo terminated the existing GA Credit Agreement and replaced it with a new credit agreement (the "New GA Credit Agreement"), with GA FinCo as borrower, and GAFL, as guarantor, and Wells Fargo Bank, N.A., as administrative agent, that (1) provides for up to $1.0 billion of revolving borrowings (with the option to request an increase of up to an additional $250 million), including up to $500 million of letters of credit, (2) has a maturity of August 2026, and (3) contains customary events of default, representations and warranties and covenants that are substantially similar to those that were in the terminated GA Credit Agreement, including the consolidated debt to capitalization and net worth covenants. Interest on any funded balances accrues at LIBOR plus a spread ranging from 1.125% to 2.00% based on GAFL's long-term issuer credit ratings. The borrower must pay a commitment fee on any unfunded committed balance under the New GA Credit Agreement ranging from 0.125% to 0.325% based on long-term issuer credit ratings.
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
Global Atlantic Subordinated Debentures due 2046
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

Notes to Financial Statements (Continued)
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
Global Atlantic Senior Notes due 2031
On June 17, 2021, GA FinCo issued $650 million aggregate principal amount of 3.125% senior unsecured notes due 2031 (the “GA 2031 Senior Notes”). The GA 2031 Senior Notes were issued pursuant to an indenture, dated as of June 17, 2021, among GA FinCo, as issuer, GAFL, as guarantor, and U.S. Bank National Association, as trustee, and supplemented by the Second Supplemental Indenture, dated as of June 17, 2021, among GA FinCo, GAFL and the trustee. The GA 2031 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by GAFL.
The GA 2031 Senior Notes bear interest at a rate of 3.125% per year. Interest on the GA 2031 Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 17, 2021. The GA 2031 Senior Notes will mature on June 15, 2031. GA FinCo may, at its option, redeem some or all of the GA 2031 Senior Notes at any time: (i) prior to March 15, 2031 at a redemption price equal to 100% of the principal amount of the GA 2031 Senior Notes to be redeemed plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption; and (ii) on or after March 15, 2031 at a redemption price equal to 100% of the principal amount of the GA 2031 Senior Notes to be redeemed, plus accrued and unpaid interest to the date of redemption.
Global Atlantic Subordinated Debentures due 2051
On July 6, 2021, GA FinCo issued $750 million of 4.70% fixed-to-fixed rate subordinated debentures maturing on October 15, 2051 (the “GA 2051 Subordinated Debentures.”) The GA 2051 subordinated debentures were issued pursuant to the Subordinated Indenture, dated as of July 6, 2021 among GA FinCo, as issuer, GAFL, as guarantor, and U.S. Bank National Association, as trustee, as supplemented by the First Supplemental Indenture thereto, dated as of July 6, 2021.
The GA 2051 subordinated debentures will bear interest (i) from, and including, July 6, 2021 to, but not including, the initial interest reset date of October 15, 2026 at an annual rate of 4.70% and (ii) from and including October 15, 2026, during each interest reset period, at an annual rate equal to the five-year Treasury rate as of the most recent reset interest determination date, plus 3.796%. Interest on the subordinated debentures is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021, and on the maturity date.
GA FinCo has the right on one or more occasions to defer the payment of interest on the GA 2051 subordinated debentures for up to five consecutive years. During an optional deferral period, interest will continue to accrue at the interest rate on the GA 2051 subordinated debentures, compounded semi-annually as of each interest payment date.
If GA FinCo has exercised its right to defer interest payments on the GA 2051 subordinated debentures, GA FinCo and GAFL generally may not (1) make payments on or redeem or purchase (A) GA FinCo or GAFL common stock, or (B) with respect to GA FinCo, any indebtedness ranking on parity with or junior to the GA 2051 subordinated debentures, and with

Notes to Financial Statements (Continued)
respect to GAFL, any indebtedness ranking on parity with or junior to the guarantee or (2) make any guarantee payments with respect to any guarantee by GA FinCo or GAFL of any securities or any of their respective subsidiaries if such guarantee ranks equally with or junior to the debentures.
GA FinCo may elect to redeem the GA 2051 subordinated debentures either (1) in whole at any time or in part from time to time during the three-month period prior to, and including, October 15, 2026, or the three month period prior to, and including, each subsequent interest reset date, in each case at 100% of the principal amount of the subordinated debentures being redeemed, plus accrued and unpaid interest (including compounded interest, if any) to, but excluding, the redemption date; (2) in whole, but not in part, at any time within 90 days after the occurrence of a tax event at 100% of the principal amount of the subordinated debentures being redeemed, plus accrued and unpaid interest (including compounded interest, if any) to, but excluding, the redemption date; (3) in whole, but not in part, at any time within 90 days after the occurrence of a rating agency event at 102% of the principal amount of the subordinated debentures being redeemed, plus accrued and unpaid interest (including compounded interest, if any) to, but excluding, the redemption date; or (4) in whole, but not in part, at any time within 90 days after the occurrence of a regulatory capital event at 100% of the principal amount of the subordinated debentures being redeemed, plus accrued and unpaid interest (including compounded interest, if any) to, but excluding, the redemption date.
Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of June 30, 2021. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of June 30, 2021.

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
The effective tax rates were 7.5% and 9.6% for the three months ended June 30, 2021 and 2020, respectively and 8.7% and 6.4% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate differs from the statutory rate primarily because a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR's principals or by third parties.
Future realization of deferred tax assets is dependent on KKR generating sufficient taxable income before the tax benefits are expected to expire. KKR considers projections of taxable income in evaluating its ability to utilize those deferred tax assets. In projecting its taxable income, KKR begins with historical results and incorporates assumptions concerning the amount and timing of future pretax operating income. Those assumptions require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business.  As of June 30, 2021, $22.7 million of deferred tax assets are not considered to be more likely than not to be realized prior to the expiration of the related loss carryforwards. For that portion of the total deferred tax asset, a valuation allowance has been recorded.

During the three and six months ended June 30, 2021, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

Notes to Financial Statements (Continued)
18. EQUITY BASED COMPENSATION
Equity Based Compensation - Asset Management

The following table summarizes the expense associated with equity-based compensation for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
KKR Equity Incentive Plan Awards (1)	$61,756	$39,933	$126,283	$90,936
KKR Holdings Awards	10,158	21,023	26,525	41,599
Total	$71,914	$60,956	$152,808	$132,535
(1)Includes $0.3 million and $0.5 million of equity based compensation related to our insurance business for the three and six months ended June 30, 2021.

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

Notes to Financial Statements (Continued)
As of June 30, 2021, there was approximately $416.1 million of total estimated unrecognized expense related to unvested Service-Vesting Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2021	$69.8
2022	116.6
2023	90.1
2024	68.0
2025	57.9
2026	13.7
Total	$416.1
A summary of the status of unvested Service-Vesting Awards granted under the Equity Incentive Plans from January 1, 2021 through June 30, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	23,866,696	$28.28
Granted	712,707	43.47
Vested	(5,825,615)	23.04
Forfeitures	(268,559)	28.40
Balance, June 30, 2021	18,485,229	$30.52

The weighted average remaining vesting period over which unvested Service-Vesting Awards are expected to vest is 1.9 years.
A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plans is presented below:

Vesting Date	Shares
October 1, 2021	3,053,121
April 1, 2022	3,796,017
October 1, 2022	1,698,170
April 1, 2023	3,075,661
October 1, 2023	440,062
April 1, 2024	2,459,191
October 1, 2024	199,809
April 1, 2025	1,879,817
October 1, 2025	158,430
April 1, 2026	1,724,951
18,485,229
Market Condition Awards
Under KKR's Equity Incentive Plans, KKR also grants equity awards that are subject to a market price-based vesting condition (referred to hereafter as "Market Condition Awards").

Notes to Financial Statements (Continued)
KKR has granted 19.5 million of Market Condition Awards, subject to both stock price target requirements and service requirements. The number of Market Condition awards that will vest will depend upon the market price of KKR common stock reaching and maintaining a 20 day average closing price based on the vesting schedules provided below on or prior to May 1, 2026, subject to the employee's continued service to May 1, 2026, subject to exceptions. For any price targets not achieved, that portion of the unvested awards will be automatically canceled and forfeited. These awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting. Each recipient received awards with market price-based vesting conditions based on either Type 1 or Type 2, not both.

Vesting Condition Type 1		Vesting Condition Type 2
Stock Price	Vesting %	Stock Price	Vesting %
$45.00	25.0%	$45.00	16.7%
$50.00	50.0%	$50.00	33.4%
$55.00	75.0%	$55.00	50.0%
$60.00	100.0%	$60.00	66.8%
		$65.00	83.5%
		$70.00	100.0%

Due to the existence of the service requirement, the vesting period for these Market Condition Awards is explicit, and as such, compensation expense will be recognized on a straight-line basis over the period from the date of grant through May 1, 2026 and assumes a forfeiture rate of up to 4% annually based upon expected turnover. The fair value of the awards granted are based on a Monte-Carlo simulation valuation model. In addition, the grant date fair value assumes that holders of the Market Condition Awards will not participate in dividends or distributions until such awards have met all of their vesting requirements.
Below is a summary of the grant date fair value based on the Monte-Carlo simulation valuation model.

Vesting Condition	Weighted Average	Range
Type 1	22.56	$22.56 - $22.56
Type 2	23.16	$19.87 - $40.09

Below is a summary of the significant assumptions used to estimate the grant date fair value of these Market Condition Awards:

Significant Assumptions	Weighted Average	Range
Closing KKR share price as of valuation date	$39.22	$37.93 - $50.35
Risk Free Rate	0.44%	0.41% - 0.92%
Volatility	28.04%	28.00% - 30.00%
Dividend Yield	1.49%	1.15% - 1.53%
Expected Cost of Equity	10.67%	9.13% - 10.76%

Notes to Financial Statements (Continued)
As of June 30, 2021, there was approximately $336.0 million of total estimated unrecognized expense related to these unvested Market Condition awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2021	$29.8
2022	62.5
2023	67.1
2024	72.3
2025	77.4
2026	26.9
Total	$336.0
A summary of the status of unvested Market Condition awards granted under the Equity Incentive Plans from January 1, 2021 through June 30, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	16,875,000	$21.07
Granted	2,600,000	35.02
Vested	—	—
Forfeitures	—	—
Balance, June 30, 2021	19,475,000	$22.93
As of June 30, 2021, 11.6 million of these Market Condition awards met their market-price based vesting condition.
KKR Holdings Awards
    KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common stock of KKR & Co. Inc. on a one-for-one basis. As of June 30, 2021 and 2020, KKR Holdings owned approximately 31.7% or 271,027,751 units and 33.8% or 285,978,495 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service-based vesting, typically over a three to five-year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. As of June 30, 2021, all of the KKR Holdings units (except for less than 1.3% of the outstanding KKR Holdings units) have been granted, and certain Holdings units remain subject to vesting.
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
    In February 2016, approximately 28.9 million KKR Holdings units were granted that were originally subject to market condition and service-based vesting that were subsequently modified in November 2016 to eliminate the market condition vesting and instead require only service-based vesting in equal annual installments over a five-year period. At the date of modification, total future compensation expense amounted to $320.9 million, net of estimated forfeitures, to be recognized over the remaining vesting period of the modified awards. As of June 30, 2021, all compensation expense associated with these KKR Holdings units has been recognized.

Notes to Financial Statements (Continued)
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
As of June 30, 2021, there was approximately $43.3 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2021	$17.4
2022	25.9
Total	$43.3
A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2021 through June 30, 2021 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	10,240,000	$14.33
Granted	—	—
Vested	(2,905,000)	11.16
Forfeitures	—	—
Balance, June 30, 2021	7,335,000	$15.58
The weighted average remaining vesting period over which unvested awards are expected to vest is 0.8 years.
A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
October 1, 2021	3,425,000
October 1, 2022	3,910,000
7,335,000
Equity Based Compensation - Insurance
The following table summarizes the expense associated with Global Atlantic equity-based compensation for the three and six months ended June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Global Atlantic Book Value and Other Awards	$11,472	$—	$18,673	$—
KKR Equity Incentive Plan Awards	314	—	524	—
Total	$11,786	$—	$19,197	$—

No equity-based compensation costs were capitalized during the three and six months ended June 30, 2021.

Notes to Financial Statements (Continued)
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

Liability Classified Awards - Book Value Awards

The following table presents Global Atlantic’s unrecognized compensation expense and the expected weighted average period over which these expenses will be recognized as of June 30, 2021:

	June 30, 2021
	Expense	Weighted average period (years)
GA Book Value Awards	$80,333	2.68
Unrecognized compensation expense, as of end of period	$80,333

On February 1, 2021, Global Atlantic adopted the Global Atlantic Financial Company Book Value Award Plan ("GA Book Value Plan") to enhance the ability of Global Atlantic to attract, motivate and retain its employees and to promote the success of the Global Atlantic business.
The GA Book Value Plan authorizes the grant of cash-settled awards ("book value awards") representing the right to receive one or more payments upon vesting equal to the product of an initial dollar value set by the award multiplied by a pre-determined formula as of each applicable vesting date. The predetermined formula is equal to the quotient determined by dividing the book value of one share of TGAFG on the applicable vesting date by the book value of a share on the original grant date, subject to adjustments. Book value awards generally vest in three equal, annual installments, subject to continued employment.

On February 1, 2021, under the terms of the GA Merger Agreement and in accordance with applicable plan documentation, former Global Atlantic restricted share awards that were unvested immediately prior to the closing of the GA Acquisition converted into the right to receive a number of book value awards under the GA Book Value Plan having the same value and the same vesting schedule as the former Global Atlantic restricted share awards immediately prior to the closing of the GA Acquisition.

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

On March 1, 2021, pursuant to the GA Book Value Plan, book value awards having an aggregate initial value of approximately $32 million were granted. Such book value awards generally vest annually over three years in equal increments, subject to continued employment. Global Atlantic is recording compensation expense over the vesting schedule of the awards, net of an estimated forfeiture rate of 4%.

Notes to Financial Statements (Continued)
Global Atlantic began recognizing long-term incentive expense for the book value awards described above at the grant dates, based on their initial value. The table below presents the activity related to book value awards for the six months ended June 30, 2021:

Book value awards ($ in thousands)
Outstanding amount as of beginning of period	$—
Pre-acquisition awards converted to book-value awards on February 1, 2021	89,000
Granted	55,624
Forfeited	(4,229)
Vested and issued	(30,897)
Vested and withheld for taxes	—
Outstanding amount as of end of period	$109,498

GA Equity Incentive Plan Awards

On June 24, 2021, Global Atlantic issued 1,000 non-voting incentive shares to a Bermuda exempted partnership owned by certain Global Atlantic employees, who are eligible to receive incentive units under Global Atlantic's Senior Management Equity Incentive Plan ("GA Equity Incentive Plan"). These incentive units represent an interest in the receipt of certain amounts based on Global Atlantic's book value, market value, and AUM, in each case as derived in part from the value of TGAFG’s fully-diluted equity shares.

On June 24, 2021, Global Atlantic granted approximately 808 incentive units under the GA Equity Incentive Plan. The book value component of the incentive units vests 20% per year on each anniversary of the GA Acquisition Date, as long as the grantee remains then employed, and will be settled in cash. The market value and AUM components of the incentive units cliff vest upon the earlier to occur of (i) the fifth (5th) anniversary of the GA Acquisition Date, or (ii) a change of control, and will be settled in a variable number of TGAFG’s non-voting common shares. Except in the event of termination due to death or disability, generally, unvested market value and AUM amounts are forfeited upon a termination of employment.

The GA Equity Incentive Plan is accounted for as a hybrid compensation plan, consisting of components most closely aligned with a profit-sharing plan under ASC 710, Compensation - General, as well as components within scope of ASC 718, Compensation - Stock Compensation, in all cases with obligations liability-classified. Accordingly, with regard to awards within scope of ASC 710, Global Atlantic records expense based on payouts deemed to be probable and reasonably estimable based on the book value growth of Global Atlantic at the grant date and at each reporting period. For award components subject to liability-classification under ASC 718, Global Atlantic records expense, net of an estimated forfeiture rate, based on the fair value of awards granted, with periodic adjustments to expense for changes in fair value, over the requisite 5-year service period.

The aggregate value of the GA Equity Incentive Plan awards at the date of grant was $197 million, based on the intrinsic value of the book value component at the date of grant ($5 million) and the fair value of the market value and AUM components at the date of grant ($192 million, collectively), based on the projected growth in value of each component over the 5-year vesting schedule and applying a forfeiture rate of 0%. Expense will be remeasured at each reporting period and adjusted as needed until the awards are forfeited or settled.

Global Atlantic recorded compensation expense of $5 million for both the three and five months ended June 30, 2021 related to the GA Units granted under the GA Equity Incentive Plan, with a corresponding offset to other liabilities.

Notes to Financial Statements (Continued)
19. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	June 30, 2021	December 31, 2020
Amounts due from portfolio companies	$195,754	$164,113
Amounts due from unconsolidated investment funds	852,686	707,758
Amounts due from related entities	414	1,123
Due from Affiliates	$1,048,854	$872,994
Due to Affiliates consists of:

	June 30, 2021	December 31, 2020
Amounts due to KKR Holdings - tax receivable agreement	$237,825	$204,014
Amounts due to unconsolidated investment funds	96,903	121,163
Due to Affiliates	$334,728	$325,177

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
KKR’s segment profitability measure used to make operating decisions and assess performance across KKR’s reportable segments is presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc., KKR Holdings L.P. and holders of other exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including CFEs). KKR's segment profitability measure excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic transaction-related charges and (iv) non-recurring items, if any. Strategic transaction-related items arise from corporate actions and consist primarily of (i) impairments, (ii) non-monetary gains or losses on divestitures, (iii) transaction costs from strategic acquisitions, and (iv) depreciation on real estate that KKR owns and occupies. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by KKR as the investment adviser for Global Atlantic insurance companies and (ii) interest income and expense based on lending arrangements where one or more KKR subsidiaries borrow from a Global Atlantic insurance subsidiary. Inter-segment transactions are recorded by each segment based on the definitive documents that contain arms' length terms and comply with applicable regulatory requirements. Segment operating earnings for the Asset Management and Insurance segments is further defined as follows:

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

Notes to Financial Statements (Continued)
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
Modification of Segment Information
In connection with the acquisition of Global Atlantic on February 1, 2021, KKR reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. Effective with the three months ended March 31, 2021, the items detailed below have changed with respect to the preparation of the reports used by KKR's chief operating decision makers. As a result, KKR has modified the presentation of its segment financial information with retrospective application to all prior periods presented.
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
In connection with these modifications, segment information as of and for the three and six months ended June 30, 2020 has been presented in this Quarterly Report on Form 10-Q to conform to KKR's current segment presentation for comparability purposes. Consequently, this information will be different from the historical segment financial results previously reported by KKR in its reports filed with the SEC.

Notes to Financial Statements (Continued)
Segment Presentation

The following tables set forth information regarding KKR's segment results:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Management Fees (1)	$480,122	$337,118	$919,862	$673,192
Transaction and Monitoring Fees, Net	259,761	99,901	395,438	179,329
Fee Related Performance Revenues	14,567	8,532	24,863	17,688
Fee Related Compensation	(169,751)	(88,852)	(301,536)	(172,197)
Other Operating Expenses	(114,550)	(77,043)	(204,711)	(160,574)
Fee Related Earnings	470,149	279,656	833,916	537,438
Realized Performance Income	618,310	346,866	789,619	709,998
Realized Performance Income Compensation	(413,024)	(216,590)	(523,010)	(441,868)
Realized Investment Income (2)	368,863	90,325	830,136	235,489
Realized Investment Income Compensation	(55,330)	(11,239)	(124,521)	(28,843)
Asset Management Segment Operating Earnings	988,968	489,018	1,806,140	1,012,214

Net Investment Income (1)(2)	759,503	—	1,205,401	—
Net Cost of Insurance	(389,932)	—	(640,151)	—
General, Administrative and Other	(123,347)	—	(198,836)	—
Pre-tax Insurance Operating Earnings	246,224	—	366,414	—
Income Taxes	(37,476)	—	(54,102)	—
Net Income Attributable to Noncontrolling Interest	(81,228)	—	(121,527)	—
Insurance Segment Operating Earnings	127,520	—	190,785	—

Total Segment Operating Earnings	$1,116,488	$489,018	$1,996,925	$1,012,214

(1) Includes intersegment management fees of $38.9 million and $61.8 million for the three and six months ended June 30, 2021.
(2) Includes intersegment interest expense and income of $1.1 million for the three and six months ended June 30, 2021.

	As of
	June 30, 2021	June 30, 2020
Segment Assets:
- Asset Management	$29,973,220	$21,286,759
- Insurance	136,449,123	—
Total Segment Assets	$166,422,343	$21,286,759

	Three Months Ended		Six Months Ended
Noncash expenses excluded from Segment Operating Earnings	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Equity Based Compensation
- Asset Management	$61,442	$39,933	$125,759	$90,936
- Insurance	16,564	—	23,975	—
Total Non-cash expenses	$78,006	$39,933	$149,734	$90,936

Notes to Financial Statements (Continued)
Reconciliations of Total Segment Amounts
The following tables reconcile the Segment Revenues, Segment Operating Earnings, and Segment Assets to their equivalent GAAP measure:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Total GAAP Revenues	$3,136,181	$1,331,994	$7,699,187	$330,489
Impact of Consolidation and Other	134,911	98,476	258,359	193,505
Asset Management Adjustments:
Capital Allocation-Based Income (GAAP)	(1,525,393)	(938,521)	(4,210,040)	443,556
Realized Carried Interest	605,570	345,665	770,712	706,996
Realized Investment Income	368,863	90,325	830,136	235,489
Capstone Fees	(21,028)	(17,195)	(41,108)	(38,113)
Expense Reimbursements	(60,056)	(28,002)	(87,785)	(56,226)
Insurance Adjustments:
Premiums	452,133	—	(724,009)	—
Policy Fees	(312,262)	—	(513,945)	—
Other Income	(32,078)	—	(50,222)	—
Investment Gains and Losses	(19,106)	—	240,062	—
Derivative Gains and Losses	(226,609)	—	(6,028)	—
Total Segment Revenues (1)	$2,501,126	$882,742	$4,165,319	$1,815,696
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Income (Loss) Before Tax (GAAP)	$4,606,541	$2,157,429	$8,960,647	$(2,431,203)
Impact of Consolidation and Other	(2,138,172)	(633,993)	(3,513,547)	1,400,105
Interest Expense	64,109	50,784	121,654	98,218
Equity-based compensation - KKR Holdings	10,536	21,098	26,970	41,794
Asset Management Adjustments:
Unrealized Carried Interest	(851,976)	(478,027)	(2,960,994)	1,181,913
Net Unrealized Gains (Losses)	(975,378)	(867,581)	(2,292,022)	1,106,950
Unrealized Performance Income Compensation	373,091	199,375	1,269,998	(476,499)
Strategic Corporate Transaction-Related Charges	5,260	—	10,135	—
Equity-based compensation	43,947	38,264	93,708	87,598
Equity-based compensation - Performance based	17,495	1,669	32,051	3,338
Insurance Adjustments:
Net (Gains) Losses from Investments and Derivatives	(30,152)	—	259,083	—
Strategic Corporate Transaction-Related Charges	7,197	—	12,016	—
Equity-based and Other Compensation	16,564	—	23,975	—
Amortization of Acquired Intangibles	4,902	—	7,353	—
Income Taxes	(37,476)	—	(54,102)	—
Total Segment Operating Earnings	$1,116,488	$489,018	$1,996,925	$1,012,214

Notes to Financial Statements (Continued)

	As of
	June 30, 2021	June 30, 2020
Total GAAP Assets	$229,234,863	$62,110,382
Impact of Consolidation and Other	(59,155,666)	(39,268,849)
Carry Pool Reclassifications	(3,183,835)	(974,567)
Other Reclassifications	(473,019)	(580,207)
Total Segment Assets	$166,422,343	$21,286,759
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
KKR & Co. Inc. had outstanding 13,800,000 shares of Series A Preferred Stock. Series A Preferred Stock had traded on the NYSE under the symbol "KKR PR A" and was originally issued on March 17, 2016. On June 15, 2021, KKR redeemed all of its Series A Preferred Stock at a redemption price per share equal to the $25.00 liquidation preference plus declared and unpaid dividends, which amounted to $350.8 million. The series of preferred units with economic terms that mirror those of the Series A Preferred Stock that was issued by KKR Group Partnership for the benefit of KKR & Co. Inc. were concurrently extinguished. Net income available to KKR was impacted by a charge of $12.0 million for the redemption of the Series A Preferred Stock. This charge is based on the excess of the redemption value over the carrying value of the Series A Preferred Stock based on the original issuance costs that KKR paid in 2016.
KKR & Co. Inc. has outstanding 6,200,000 shares of Series B Preferred Stock. Series B Preferred Stock trades on the NYSE under the symbol "KKR PR B" and was originally issued on June 20, 2016. The terms of the Series B Preferred Stock are set forth in our certificate of incorporation.

Notes to Financial Statements (Continued)
If declared, dividends on the Series B Preferred Stock are payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate per annum equal to 6.50% in the case of Series B Preferred Stock. Dividends on the Series B Preferred Stock are discretionary and non-cumulative. Holders of the Series B Preferred Stock will only receive dividends on such shares when, as and if declared by the board of directors. KKR has no obligation to declare or pay any dividends for any dividend period, whether or not dividends on any series of preferred stock are declared or paid for any other dividend period.
Unless dividends have been declared and paid (or declared and set apart for payment) on Series B Preferred Stock for a quarterly distribution period, KKR & Co. Inc. may not declare or pay dividends on, or repurchase, any of its shares that are junior to Series B Preferred Stock, including common stock, during such dividend period. A dividend period begins on a dividend payment date and extends to, but excludes, the next dividend payment date.
If KKR & Co. Inc. dissolves, then the holders of the Series B Preferred Stock are entitled to receive payment of a $25.00 liquidation preference per share, plus declared and unpaid dividends, if any, to the extent that KKR has sufficient gross income (excluding any gross income attributable to the sale or exchange of capital assets) such that holders of such preferred stock have capital account balances equal to such liquidation preference, plus declared and unpaid dividends, if any.
The Series B Preferred Stock do not have a maturity date. However, Series B Preferred Stock may be redeemed at KKR & Co. Inc.’s option, in whole or in part, at any time on or after September 15, 2021, at a price of $25.00 per share, plus declared and unpaid dividends, if any. Holders of Series B Preferred Stock have no right to require the redemption of such stock.
If a certain change of control event with a ratings downgrade occurs prior to September 15, 2021, then Series B Preferred Stock may be redeemed at KKR & Co. Inc.’s option, in whole but not in part, upon at least 30 days' notice, within 60 days of the occurrence of such change of control event, at a price of $25.25 per share, plus declared and unpaid dividends, if any. If such a change of control event occurs (whether before, on or after September 15, 2021) and we do not give such notice, the dividend rate per annum on the applicable series of preferred stock will increase by 5.00%, beginning on the 31st day following such change of control event.
Series B Preferred Stock are not convertible into common stock of KKR & Co. Inc. and have no voting rights, except that holders of Series B Preferred Stock have certain voting rights in limited circumstances relating to the election of directors following the failure to declare and pay dividends, certain amendments to the terms of the preferred stock, and the creation of preferred stock that are senior to the Series B Preferred Stock.
In connection with the issuance of the Series B Preferred Stock, KKR Group Partnership issued for the benefit of KKR & Co. Inc. corresponding series of preferred units with economic terms that mirror those of the Series B Preferred Stock.
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

Notes to Financial Statements (Continued)
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

Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of July 30, 2021, the remaining amount available under the repurchase program was $218 million. The repurchase program will be automatically renewed if the remaining amount available for repurchases reaches a specific threshold.

The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares of common stock repurchased	1,166,437	—	2,667,995	10,209,673
Equity awards for common stock retired	1,040,594	1,728,914	2,366,447	1,728,914

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

Notes to Financial Statements (Continued)
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
The following tables present the calculation of total noncontrolling interests:

	Three Months Ended June 30, 2021
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$24,398,139	$7,136,590	$31,534,729
Net income (loss) attributable to noncontrolling interests (1)	2,194,794	751,468	2,946,262
Other comprehensive income (loss), net of tax (2)	503,443	252,761	756,204
Exchange of KKR Holdings Units to Common Stock (3)	—	(65,162)	(65,162)
Equity-based and other non-cash compensation	19,856	10,536	30,392
Capital contributions	2,052,560	—	2,052,560
Capital distributions	(765,904)	(150,678)	(916,582)
Balance at the end of the period	$28,402,888	$7,935,515	$36,338,403

	Six Months Ended June 30, 2021
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$20,570,716	$6,512,382	$27,083,098
Net income (loss) attributable to noncontrolling interests (1)	3,436,671	1,755,122	5,191,793
Other comprehensive income (loss), net of tax (2)	(77,711)	(45,473)	(123,184)
Exchange of KKR Holdings Units to Common Stock (3)	—	(122,065)	(122,065)
Equity-based and other non-cash compensation	39,738	26,970	66,708
Capital contributions	6,062,527	25	6,062,552
Capital distributions	(1,752,970)	(191,446)	(1,944,416)
Impact of Acquisition(4)	190,405	—	190,405
Changes in consolidation	(66,488)	—	(66,488)
Balance at the end of the period	$28,402,888	$7,935,515	$36,338,403

	Three Months Ended June 30, 2020
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$12,478,917	$4,785,151	$17,264,068
Net income (loss) attributable to noncontrolling interests (1)	781,786	462,410	1,244,196
Other comprehensive income (loss), net of tax (2)	(572)	640	68
Exchange of KKR Holdings Units to Common Stock (3)	—	(8,860)	(8,860)
Equity-based and other non-cash compensation	—	21,098	21,098
Capital contributions	1,189,312	25	1,189,337
Capital distributions	(231,493)	(38,620)	(270,113)
Balance at the end of the period	$14,217,950	$5,221,844	$19,439,794

Notes to Financial Statements (Continued)

	Six Months Ended June 30, 2020
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$13,966,250	$5,728,634	$19,694,884
Net income (loss) attributable to noncontrolling interests (1)	(1,313,449)	(389,784)	(1,703,233)
Other comprehensive income (loss), net of tax (2)	(7,174)	(6,872)	(14,046)
Exchange of KKR Holdings Units to Common Stock (3)	—	(80,754)	(80,754)
Equity-based and other non-cash compensation	—	41,794	41,794
Capital contributions	2,310,255	48	2,310,303
Capital distributions	(716,102)	(78,667)	(794,769)
Transfer of interests under common control (5)	(21,830)	7,445	(14,385)
Balance at the end of the period	$14,217,950	$5,221,844	$19,439,794
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
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$4,262,874	$1,951,165	$8,178,241	$(2,276,788)
(-) Net income (loss) attributable to Redeemable Noncontrolling Interests	1,337	—	1,337	—
(-) Net income (loss) attributable to Noncontrolling Interests in consolidated entities and other	2,194,794	781,786	3,436,671	(1,313,449)
(-) Series A and B Preferred Stock Dividends	20,353	8,341	28,694	16,682
(-) Series C Mandatory Convertible Preferred Stock Dividends	17,250	—	34,500	—
(+) Income tax expense (benefit) attributable to KKR & Co. Inc.	329,953	203,974	792,883	(159,862)
Net income (loss) attributable to KKR & Co. Inc. Common Stockholders and KKR Holdings	$2,359,093	$1,365,012	$5,469,922	$(1,139,883)

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$751,468	$462,410	$1,755,122	$(389,784)

Notes to Financial Statements (Continued)
22. REDEEMABLE NONCONTROLLING INTERESTS

Global Atlantic has redeemable non-controlling interests related to renewable energy entities of approximately $92.5 million as of June 30, 2021 as determined by the HLBV method. The estimated redemption value of redeemable non-controlling interests is calculated as the discounted cash flows subsequent to the expected flip date of the respective renewable energy entity. The flip date represents the date at which the allocation of income and cash flows among the investors in the entity is adjusted, pursuant to the redeemable non-controlling interest investors having achieved an agreed-upon return. The flip date of renewable energy partnerships determines when the redeemable non-controlling interests are eligible to be redeemed. Eligible redemption dates range from 2022 to 2027. For the redeemable non-controlling interests outstanding as of June 30, 2021, the estimated redemption value that would be due at the respective redemption dates is $6.7 million.

23. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of June 30, 2021, KKR had unfunded commitments consisting of $11,581.5 million to its investment funds. KKR has also agreed for certain of its investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $116 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle). In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets in its Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in KKR's Capital Markets business line. As of June 30, 2021, these commitments amounted to $524.9 million and $1,109.8 million, respectively.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of June 30, 2021 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in KKR's Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
Global Atlantic has commitments to purchase or fund investments of $1.1 billion as of June 30, 2021. These commitments include those related to commercial mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $11.7 million for current expected credit losses as of June 30, 2021.
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

Global Atlantic also enters into land leases for its consolidated investments in renewable energy.

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

As of June 30, 2021, approximately $85.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their June 30, 2021 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $35.0 million of that amount from KKR Associates Holdings L.P., which is not a KKR subsidiary. As of June 30, 2021, KKR Associates Holdings L.P. had access to cash reserves sufficient to reimburse the full $35.0 million that would be due to KKR. If the investments in all carrying-paying funds were to be liquidated at zero value the clawback obligation would have been approximately $2.2 billion, and KKR would be entitled to seek reimbursement of approximately $0.9 billion of that amount from KKR Associates Holdings L.P.

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

Notes to Financial Statements (Continued)
The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, GA FinCo is obligated to make annual payments out of available cash, guaranteed by GAFG, to Goldman Sachs over an approximately 25-year period totaling $214 million. As of June 30, 2021, the present value of the remaining amount to be paid is $73 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
In lieu of funding certain investments in loan facilities to third party borrowers in cash, Global Atlantic has arranged for third-party banks to issue letters of credit on behalf of the borrowers in the amount of $28.9 million, as of June 30, 2021, with expiration dates between September 2021 to October 2022. Global Atlantic has available lines of credit that would allow for additional letters of credit to be issued on behalf of the borrowers, up to $261.1 million, as of June 30, 2021. For accounting purposes, these letters of credit are considered guarantees of certain obligations of the borrowers. If a letter of credit were drawn, Global Atlantic would be obligated to repay the issuing third-party bank, and Global Atlantic would recognize a loan receivable from the borrowers on the consolidated statements of financial condition. Global Atlantic monitors the likelihood of these letters of credit being drawn, and any related contingent obligation. As of June 30, 2021, the expected credit loss on the contingent liability associated with these letters of credit was not material.
Litigation
From time to time, KKR (including Global Atlantic) is involved in various legal proceedings, lawsuits, arbitration and claims incidental to the conduct of KKR's businesses. KKR's asset management and insurance businesses are also subject to extensive regulation, which may result in regulatory proceedings against them.
In December 2017, KKR & Co. L.P. (which is now KKR & Co. Inc.) and its Co-Chief Executive Officers were named as defendants in a lawsuit filed in Kentucky state court alleging, among other things, the violation of fiduciary and other duties in connection with certain separately managed accounts that Prisma Capital Partners LP, a former subsidiary of KKR, manages for the Kentucky Retirement Systems. Also named as defendants in the lawsuit are certain current and former trustees and officers of the Kentucky Retirement Systems, Prisma Capital Partners LP, and various other service providers to the Kentucky Retirement Systems and their related persons. KKR and other defendants’ motions to dismiss were denied by the trial court in November 2018, but in April 2019 the Kentucky Court of Appeals vacated the trial court's opinion and order denying the motions to dismiss the case for lack of standing. The decision of the Court of Appeals was appealed by plaintiffs to the Supreme Court of Kentucky. On July 9, 2020, the Supreme Court of Kentucky reversed the trial court's order and remanded the case to the trial court with direction to dismiss the complaint for lack of constitutional standing. On July 20, 2020, the Office of the Attorney General, on behalf of the Commonwealth of Kentucky, filed a motion to intervene as a plaintiff in the lawsuit and on July 21, 2020 filed a new lawsuit in the same Kentucky trial court making essentially the same allegations against the defendants, including KKR & Co. Inc. and Messrs. Kravis and Roberts. On July 29, 2020, certain private plaintiffs in the original lawsuit filed a motion to further amend their original complaint and to add new plaintiffs. On July 30, 2020, KKR and other defendants filed objections to the Attorney General’s motion to intervene. On December 28, 2020, the trial court dismissed the complaint filed by the original plaintiffs and denied their motion to amend their original complaint and add new plaintiffs, but granted the Office of the Attorney General’s motion to intervene. In January 2021, some of the attorneys for the private plaintiffs in the original lawsuit filed a new lawsuit, and a motion to intervene in the original lawsuit, on behalf of a new set of plaintiffs, who claim to be "Tier 3" members of Kentucky Retirement Systems, alleging substantially the same allegations as in the original lawsuit. The motion to intervene in the original lawsuit was denied. In addition, the Kentucky Retirement Systems had commissioned an investigation into certain matters alleged in the Attorney General's complaint. The trial court ordered that this investigation be completed by May 17, 2021, and the Attorney General was permitted to amend its complaint after reviewing the investigation's report within ten days of the Attorney General's receipt of it. On May 24, 2021, the Attorney General filed a First Amended Complaint on behalf of the Commonwealth of Kentucky. This complaint continues to name KKR & Co. L.P. and its Co-Chief Executive Officers, as defendants, and makes similar allegations against them. KKR and the other defendants moved to dismiss the First Amended Complaint on July 30, 2021. On July 9, 2021, the individual plaintiffs served an amended complaint, which purports to assert, on behalf of a class of beneficiaries of Kentucky Retirement Systems, direct claims for breach of fiduciary duty and civil violations under the Racketeer Influenced and Corrupt Organizations Act. This complaint was removed to the U.S. District Court for the Eastern District of Kentucky.

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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated captive reinsurers. Total fees expensed associated with these financing arrangements were $4.4 million and $8.4 million for the three and six months ended June 30, 2021, respectively, and are included in insurance expenses in the consolidated statements of operations. As of June 30, 2021, the total capacity of the financing arrangements with third parties was $2.0 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of June 30, 2021.

Notes to Financial Statements (Continued)
24. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.145 per share of common stock of KKR & Co. Inc. was announced on August 3, 2021, and will be paid on August 31, 2021 to common stockholders of record as of the close of business on August 16, 2021. KKR Holdings will receive its pro rata share of the distribution from KKR Group Partnership.
Preferred Stock Dividends
A dividend of $0.406250 per share of Series B Preferred Stock has been declared as announced on August 3, 2021 and set aside for payment on September 15, 2021 to holders of record of Series B Preferred Stock as of the close of business on September 1, 2021.
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared as announced on August 3, 2021 and set aside for payment on September 15, 2021 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on September 1, 2021.

Preferred Stock Redemption
On August 3, 2021, KKR provided notice to holders of its outstanding Series B Preferred Stock that it has elected to redeem in full such series of preferred stock on September 15, 2021 at a redemption price per share equal to the $25.00 liquidation preference plus declared and unpaid dividends, if any.

Credit Facilities

On August 4, 2021, KKR entered into a New Corporate Credit Agreement to replace the Prior Corporate Credit Agreement, and on August 4, 2021, Global Atlantic entered into a New GA Credit Agreement to replace the prior GA Credit Agreement, which was terminated on the same date. For additional information, see Note 16 "Debt Obligations."

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
    Our asset management business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our funds, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 385 private equity investments in portfolio companies with a total transaction value in excess of $650 billion as of June 30, 2021. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, capital markets, infrastructure, energy, real estate, growth equity, core and impact investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
    Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration As of June 30, 2021, 89% of our capital is not subject to redemption for at least 8 years from inception and 43% of our capital is from strategic investor partnerships and investment funds and vehicles that have an indefinite term and for which there is no immediate requirement to return invested capital to investors upon realization of investments. This capital provides us with significant flexibility to increase the value of the investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021. In connection with the acquisition, KKR also became the investment manager for Global Atlantic's insurance companies. Global Atlantic is a leading U.S. annuity and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of June 30, 2021, Global Atlantic served over two million policyholders. As a result of this acquisition, Global Atlantic's assets and operations have been consolidated with our operating results from and after February 1, 2021. Comparability of KKR's results for periods prior and subsequent to the Global Atlantic acquisition may accordingly be limited.
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

Asset Management - Private Markets

    Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity (including impact) and core investments. We also manage and sponsor investment funds that invest capital in real assets, such as real estate, infrastructure and energy. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of June 30, 2021, our Private Markets business line had $233.6 billion of AUM, consisting of $141.6 billion in private equity (including growth equity, impact and core investments), $73.5 billion in real assets (including real estate, infrastructure and energy) and $18.5 billion in other related strategies.

    The table below presents information as of June 30, 2021, relating to our investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect additional capital raised, acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2021.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest

Private Equity and Growth Equity Funds
North America Fund XIII	6/2021	6/2027	$14,293	$14,293	8%	$—	$—	$—	$—	$—
Americas Fund XII	1/2017	6/2021	13,500	3,913	6%	10,016	1,149	9,822	23,410	2,323
North America Fund XI	9/2012	1/2017	8,718	432	3%	9,733	14,800	3,868	8,252	805
2006 Fund (4)	9/2006	9/2012	17,642	247	2%	17,309	33,747	1,946	3,689	347
Millennium Fund (4)	12/2002	12/2008	6,000	—	3%	6,000	14,123	—	6	1
European Fund V	3/2019	7/2025	6,433	2,660	2%	3,772	123	3,734	4,823	150
European Fund IV	12/2014	3/2019	3,517	68	6%	3,576	3,407	2,279	4,032	313
European Fund III (4)	3/2008	3/2014	5,516	156	5%	5,360	10,602	256	236	(14)
European Fund II (4)	11/2005	10/2008	5,751	—	2%	5,751	8,507	—	34	—
Asian Fund IV	7/2020	7/2026	14,735	13,571	7%	1,164	—	1,164	1,391	8
Asian Fund III	4/2017	7/2020	9,000	2,755	6%	6,637	1,778	6,169	11,001	852
Asian Fund II	4/2013	4/2017	5,825	3	1%	6,839	5,519	3,345	5,291	376
Asian Fund (4)	7/2007	4/2013	3,983	—	3%	3,974	8,723	17	23	3
China Growth Fund (4)	11/2010	11/2016	1,010	—	1%	1,010	1,056	330	249	(3)
Next Generation Technology Growth Fund II	12/2019	12/2025	2,088	879	7%	1,271	62	1,247	2,017	129
Next Generation Technology Growth Fund	3/2016	12/2019	659	4	23%	663	474	424	1,826	157
Health Care Strategic Growth Fund II	5/2021	5/2027	3,522	3,522	7%	—	—	—	—	—
Health Care Strategic Growth Fund	12/2016	5/2021	1,331	724	11%	737	196	633	1,248	92
Global Impact Fund	2/2019	2/2025	1,242	580	8%	690	28	670	987	52
Private Equity and Growth Equity Funds			124,765	43,807		84,503	104,294	35,902	68,515	5,591

Co-Investment Vehicles and Other	Various	Various	12,011	3,770	Various	8,579	6,368	5,628	8,704	1,429
Core Investment Vehicles	Various	Various	22,813	15,047	33%	7,766	29	7,766	13,334	212

Total Private Equity, Growth Equity and Core Funds			159,589	62,624		100,848	110,690	49,296	90,553	7,232

Real Assets
Energy Income and Growth Fund II	6/2018	8/2022	994	504	20%	595	105	500	680	11
Energy Income and Growth Fund	9/2013	6/2018	1,974	—	13%	1,971	856	1,220	1,122	—
Natural Resources Fund (4)	Various	Various	887	—	Various	887	123	194	81	—
Global Energy Opportunities	Various	Various	914	63	Various	518	161	330	198	—
Global Infrastructure Investors IV	6/2021	6/2027	14,236	14,236	4%	—	—	—	—	—
Global Infrastructure Investors III	6/2018	6/2021	7,206	4,019	4%	3,422	282	3,360	3,511	—
Global Infrastructure Investors II	10/2014	6/2018	3,041	124	4%	3,163	3,387	1,748	2,538	77
Global Infrastructure Investors	9/2011	10/2014	1,040	—	5%	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors	1/2020	1/2026	3,792	3,016	7%	815	39	788	984	29
Diversified Core Infrastructure Fund	12/2020	(5)	6,773	6,260	7%	513	5	513	513	—
Real Estate Partners Americas III	12/2020	1/2025	2,954	2,954	10%	—	—	—	—	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	372	8%	1,786	756	1,388	1,715	78
Real Estate Partners Americas	5/2013	5/2017	1,229	143	16%	1,016	1,376	186	92	2
Real Estate Partners Europe II	12/2019	4/2024	2,139	2,139	9%	—	—	—	—	—
Real Estate Partners Europe	9/2015	12/2019	715	172	9%	619	380	390	528	30
Asia Real Estate Partners	6/2019	6/2023	1,682	1,451	15%	232	—	232	278	—
Real Estate Credit Opportunity Partners II	4/2019	6/2022	950	528	5%	422	27	422	441	—
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	4%	1,008	278	1,008	945	—
Property Partners Americas	12/2019	(5)	2,013	870	25%	1,143	31	1,143	1,237	5
Co-Investment Vehicles and Other	Various	Various	4,632	977	Various	3,717	1,363	3,379	3,691	11
Total Real Assets			60,222	37,949		22,875	11,395	16,799	18,553	243

Other
Unallocated Commitments (6)			1,308	1,308	Various	—	—	—	—	—

Private Markets Total			$221,119	$101,881		$123,723	$122,085	$66,095	$109,106	$7,475

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
(2)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on June 30, 2021, in the case of uncalled commitments.
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

The table below presents information as of June 30, 2021, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since June 30, 2021, or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,123	6	14,129	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,751	5,751	8,507	34	8,542	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	33,747	3,689	37,436	12.0%	9.4%	2.2
Asian Fund (2007)	3,983	3,974	8,723	23	8,746	18.9%	13.7%	2.2
European Fund III (2008) (2)	5,516	5,360	10,602	236	10,838	16.6%	11.5%	2.0
E2 Investors (Annex Fund) (2009) (2)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,056	249	1,305	6.5%	2.3%	1.3
Natural Resources Fund (2010)	887	887	123	81	204	(23.7)%	(25.4)%	0.2
Global Infrastructure Investors (2011) (2)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	9,733	14,800	8,252	23,052	23.7%	19.1%	2.4
Asian Fund II (2013)	5,825	6,839	5,519	5,291	10,810	13.5%	9.9%	1.6
Real Estate Partners Americas (2013)	1,229	1,016	1,376	92	1,469	16.7%	11.8%	1.4
Energy Income and Growth Fund (2013)	1,974	1,971	856	1,122	1,978	0.1%	(2.2)%	1.0
Global Infrastructure Investors II (2014) (2)	3,041	3,163	3,387	2,538	5,925	21.0%	18.2%	1.9
European Fund IV (2015) (2)	3,517	3,576	3,407	4,032	7,439	26.6%	21.0%	2.1
Real Estate Partners Europe (2015) (2)	715	619	380	528	907	16.3%	11.4%	1.5
Next Generation Technology Growth Fund (2016)	659	663	474	1,826	2,299	49.5%	42.8%	3.5
Health Care Strategic Growth Fund (2016)	1,331	737	196	1,248	1,444	54.2%	36.1%	2.0
Americas Fund XII (2017)	13,500	10,016	1,149	23,410	24,560	52.0%	42.9%	2.5
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	278	945	1,223	7.2%	6.1%	1.2
Core Investment Vehicles (2017)	22,813	7,766	29	13,334	13,362	27.7%	26.1%	1.7
Asian Fund III (2017)	9,000	6,637	1,778	11,001	12,779	44.1%	34.3%	1.9
Real Estate Partners Americas II (2017)	1,921	1,786	756	1,715	2,471	24.4%	19.3%	1.4
Global Infrastructure Investors III (2018) (2)	7,206	3,422	282	3,511	3,793	7.0%	3.2%	1.1
Global Impact Fund (2019)	1,242	690	28	987	1,015	63.0%	42.7%	1.5
European Fund V (2019) (2)	6,433	3,772	123	4,823	4,946	41.3%	32.2%	1.3
Energy Income and Growth Fund II (2019) (3)	994	595	105	680	784	—	—	—
Next Generation Technology Growth Fund II (2019) (3)	2,088	1,271	62	2,017	2,079	—	—	—
Asia Pacific Infrastructure Investors (2019) (3)	3,792	815	39	984	1,023	—	—	—
Real Estate Credit Opportunity Partners II (2019) (3)	950	422	27	441	468	—	—	—
Asian Fund IV (2020) (3)	14,735	1,164	—	1,391	1,391	—	—	—
Asia Real Estate Partners (2020) (3)	1,682	232	—	278	278	—	—	—
Real Estate Partners Americas III (2021) (3)	2,954	—	—	—	—	—	—	—
Real Estate Partners Europe II (2021) (2)(3)	2,139	—	—	—	—	—	—	—
Health Care Strategic Growth Fund II (2021) (3)	3,522	—	—	—	—	—	—	—
Global Infrastructure Investors IV (2021) (3)	14,236	—	—	—	—	—	—	—
North America Fund XIII (2021) (3)	14,293	—	—	—	—	—	—	—
Subtotal - Included Funds	196,750	112,534	123,116	94,763	217,878	17.0%	13.1%	2.0

All Funds	$213,224	$129,009	$173,385	$94,763	$268,147	25.6%	18.9%	2.1

(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction").
(2)The following table presents information regarding investment funds with euro-denominated commitments. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on June 30, 2021, in the case of unfunded commitments.

Private Markets Investment Funds	Commitment (€ in millions)
European Fund	€197
European Fund II	€2,598
European Fund III	€2,883
E2 Investors (Annex Fund)	€56
Global Infrastructure Investors	€30
Global Infrastructure Investors II	€244
European Fund IV	€1,626
Real Estate Partners Europe	€277
Global Infrastructure Investors III	€987
European Fund V	€2,144
Real Estate Partners Europe II	€768
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to June 30, 2021. None of the Energy Income and Growth Fund II, Next Generation Technology Growth Fund II, Asia Pacific Infrastructure Investors, Real Estate Credit Opportunities Partners II, Asian Fund IV, Asia Real Estate Partners, Real Estate Partners Americas III, Real Estate Partners Europe II, Health Care Strategic Growth Fund II, Global Infrastructure Investors IV, North America Fund XIII, Diversified Core Infrastructure Fund, or Property Partners Americas, has invested for at least 24 months as of June 30, 2021. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.
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

Asset Management - Public Markets

    Through our Public Markets business line, we operate our credit and hedge funds platforms on a combined basis. Our credit business invests capital in (i) leveraged credit strategies, including leveraged loans, high-yield bonds, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations or dislocation strategies and private credit strategies such as direct lending and private opportunistic credit (including mezzanine and asset-based finance) investment strategies. The funds, CLOs, separately managed accounts, investment companies registered under the Investment Company Act of 1940 (the "Investment Company Act") and alternative investment funds ("AIFs") in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland ("CBI"), and KKR Credit Advisors (Singapore) Pte. Ltd., which is regulated by the Monetary Authority of Singapore and also registered with the SEC. Our business development company ("BDC") platform consists of a BDC advised by FS/KKR Advisor, LLC ("FS/KKR Advisor"), which is an investment adviser jointly owned by KKR and Franklin Square Holdings, L.P. ("FS Investments"). Our

Public Markets business line also includes our hedge funds platform, which consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "hedge fund partnerships"). Our hedge fund partnerships offer a variety of investment strategies, including equity hedge funds, hedge fund-of-funds and credit hedge funds.
As of June 30, 2021, our Public Markets business line had $195.4 billion of AUM, comprised of $100.7 billion of assets managed in our leveraged credit strategies (which include $6.3 billion of assets managed in our opportunistic credit strategy and $1.9 billion of assets managed in our revolving credit strategy), $7.8 billion of assets managed in our special situations or dislocation strategies, $60.3 billion of assets managed in our private credit strategies, $25.3 billion of assets managed through our hedge fund platform, and $1.3 billion of assets managed in other strategies. Our private credit strategies include $23.2 billion of assets managed in our direct lending strategy, $28.2 billion of assets managed in our private opportunistic credit strategy and $8.9 billion of assets managed in other private credit strategies. Our BDC has approximately $15.7 billion in combined assets under management, which are reflected in the AUM of our leveraged credit strategies and alternative credit strategies above. We report all of the assets under management of the BDC. We report only a pro rata portion of the AUM in our strategic partnership with third-party hedge fund managers based on KKR's percentage ownership in them.
Credit

Performance
We generally review our performance in our credit business by investment strategy.
Our leveraged credit strategies principally invest through separately managed accounts, a BDC, CLOs and investment funds. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to June 30, 2021. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.51%	6.90%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	6.02%
Opportunistic Credit (3)	May 2008	11.61%	9.82%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	6.31%
Bank Loans	Apr 2011	5.34%	4.76%	S&P/LSTA Loan Index (4)	4.30%
High-Yield	Apr 2011	7.15%	6.56%	BoAML HY Master II Index (5)	6.44%
Bank Loans Conservative	Apr 2011	4.53%	3.95%	S&P/LSTA BB-B Loan Index (6)	4.27%
European Leveraged Loans (7)	Sep 2009	4.71%	4.19%	CS Inst West European Leveraged Loan Index (8)	3.65%
High-Yield Conservative	Apr 2011	6.38%	5.80%	BoAML HY BB-B Constrained (9)	6.38%
European Credit Opportunities (7)	Sept 2007	5.96%	5.06%	S&P European Leveraged Loans (All Loans) (10)	4.18%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

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
(11)This strategy has not called any capital as of June 30, 2021. As a result, the gross and net return performance measures are not meaningful and are not included above.
Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDC and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to June 30, 2021. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Dislocation Opportunities Fund	May 2020	$2,865	$1,331	$75	$1,512	$1,587	N/A	N/A	N/A	$30
Special Situations Fund II	Dec 2014	3,525	3,241	1,266	2,691	3,958	6.8%	4.8%	1.2	—
Special Situations Fund	Dec 2012	2,274	2,273	1,552	667	2,219	(0.6)%	(2.5)%	1.0	—
Mezzanine Partners	Mar 2010	1,023	990	1,096	231	1,327	9.9%	6.7%	1.3	(20)
Private Credit Opportunities Partners II	Dec 2015	2,245	1,442	322	1,440	1,762	8.0%	6.4%	1.2	—
Lending Partners III	Apr 2017	1,498	1,141	239	1,210	1,449	17.6%	14.5%	1.3	24
Lending Partners II	Jun 2014	1,336	1,179	1,110	220	1,329	4.6%	3.3%	1.1	—
Lending Partners	Dec 2011	460	419	451	22	473	3.7%	2.1%	1.1	—
Lending Partners Europe II	Jun 2019	837	346	31	349	380	N/A	N/A	N/A	2
Lending Partners Europe	Mar 2015	848	662	293	361	654	0.2%	(1.1)%	1.0	—
Other Alternative Credit Vehicles	Various	11,186	5,472	3,978	3,619	7,598	N/A	N/A	N/A	112
All Funds		$28,096	$18,495	$10,414	$12,323	$22,736				$148
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

Public Markets AUM and Vehicle Structures

    The table below presents information as of June 30, 2021, based on the investment funds, vehicles or accounts offered by our Public Markets business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$78,032	$76,272	0.15% - 1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	20,850	20,850	0.40% - 0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	98,882	97,122

Alternative Credit: (3)
Special Situations	8,114	4,292	0.50% - 1.75% (4)	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (2)
Private Credit	47,400	42,018	0.25% - 1.50%	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (2)
Total Alternative Credit	55,514	46,310

Hedge Funds (5)	25,268	25,268	0.50% - 2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	15,708	15,708	0.60%	8.00%	7.00%	Indefinite
Total	$195,372	$184,408

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
(6)Consists of our BDC advised by FS/KKR Advisor. We report all of the AUM of our BDC in our AUM and FPAUM.

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
The chart below presents the holdings of our Principal Activities business line by asset class as of June 30, 2021:
Holdings by Asset Class (1)

Growth 11%
Energy 5%
Core Private Equity 24%
Real Estate 9%
Infrastructure 4%
Leveraged Credit 6%
Alternative Credit 5%
Other 6%
Private Equity 31%

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

Insurance - Global Atlantic

Our insurance business is operated by Global Atlantic, which we acquired on February 1, 2021. KKR owns all of the voting interests in Global Atlantic and a 61.1% economic interest in Global Atlantic as of the closing of the acquisition, which economic interest increased to 61.5% following certain post-closing purchase price adjustments in June 2021. The balance of Global Atlantic is owned by third-party investors and Global Atlantic employees. Following the Global Atlantic acquisition, Global Atlantic continues to operate as a separate business with its existing brands and management team. Beginning with the first quarter of 2021, we present Global Atlantic's financial results as a separate reportable segment.

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

Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of June 30, 2021, Global Atlantic served over two million policyholders.

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

During the period ended June 30, 2021, the United States continued to show signs of economic improvement, primarily driven by substantial government fiscal and monetary support and its vaccine rollout program. Inflation, however, is on the rise and appears to be primarily scarcity-driven due principally to dislocation in supply chains and pandemic related labor shortages. In the United States, real GDP is estimated to have expanded by 9% at a seasonally adjusted annualized rate in the quarter ended June 30, 2021, compared to an expansion of 6.4% at a seasonally adjusted annualized rate in the quarter ended March 31, 2021; the U.S. unemployment rate was 5.9% as of June 30, 2021, slightly down from 6.0% as of March 31, 2021; the U.S. core consumer price index was 4.5% on a year-over-year basis as of June 30, 2021, up from 1.6% on a year-over-year basis as of March 31, 2021; and the effective federal funds rate set by the U.S. Federal Reserve was 0.1% as of June 30, 2021, flat from 0.1% as of March 31, 2021.
During the period ended June 30, 2021, the Euro Area faced more substantial economic challenges than the United States. In the Euro Area, real GDP is estimated to have expanded by 1.4% on a seasonally adjusted quarter-over-quarter basis in the quarter ended June 30, 2021 compared to a contraction of 0.3% on a seasonally adjusted quarter-over-quarter basis in the quarter ended March 31, 2021; the Euro Area unemployment is estimated to have been 7.9% as of June 30, 2021, slightly down from 8.1% as of March 31, 2021; Euro Area core inflation was 0.9% on a year-over-year basis as of June 30, 2021, flat from 0.9% on a year-over-year basis as of March 31, 2021; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of June 30, 2021, unchanged from March 31, 2021.

During the period ended June 30, 2021, in Asia, Japan's economy continued to suffer economic contraction. In Japan, real GDP growth for the quarter ended June 30, 2021 is estimated to be +0.5% on a seasonally adjusted quarter-over-quarter basis, up from -3.9% as of March 31, 2021 on a seasonally adjusted quarter-over-quarter basis. Core inflation in Japan fell to -0.2% as of June 30, 2021, down from 0.3% as of March 31, 2021. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of June 30, 2021, unchanged from March 31, 2021. In China, signs of growth continued to emerge but at a slower pace than in the second half of 2020. Reported real GDP in China grew by 1.3% on a seasonally adjusted quarter-over-quarter basis in the quarter ended June 30, 2021, compared to 0.4% reported for the quarter ended March 31, 2021. Reported core inflation in China was 0.9% as of June 30, 2021, up from 0.3% as of March 31, 2021.
These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. Other key issues include (i) further developments regarding COVID-19, including the spread of variants like the Delta variant, which may prolong the adverse economic impact of the pandemic on the U.S. and global economies, including supply chain disruptions that promote cost inflation for critical goods and labor shortages, (ii) geopolitical uncertainty such as U.S.-China relations, (iii) political uncertainty caused by, among other things, economic nationalist sentiments, tensions surrounding socioeconomic inequality issues, and the at-times partisan nature of U.S. government administration, which has potentially global ramifications with regards to policy, (iv) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, stimulus programs and rising levels of debt, (v) volatility or downturn in equity or credit markets, (vi) unexpected shifts in central banks' monetary policies, and (vii) technological advancements and innovations that may disrupt marketplaces and businesses. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition," in our Annual Report.
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

In our asset management business, many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended June 30, 2021, global equity markets were positive, with the S&P 500 up 8.5% and the MSCI World Index up 7.9% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 15.8 as of June 30, 2021, decreasing from 19.4 as of March 31, 2021. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report and see also "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report. In our insurance business, a change in equity prices also impacts Global Atlantic’s equity-sensitive annuity and life insurance products, including with respect to hedging costs related to and fee-income earned on those products.

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
During the quarter ended June 30, 2021, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) contracted by 6 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) contracted by 50 basis points. The non-investment grade credit indices were up during the quarter ended June 30, 2021, with the S&P/LSTA Leveraged Loan Index up 1.5% and the BAML US High Yield Index up 2.8%. During the quarter ended June 30, 2021, 10-year government bond yields fell 27 basis points in the United States, fell 13 basis points in the United Kingdom, rose 9 basis points in Germany, fell 10 basis points in China, and fell 4 basis points in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" in our Annual Report and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report.

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
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended June 30, 2021, the euro rose 1.1%, the British pound rose 0.3%, the Japanese yen fell 0.4%, and the Chinese renminbi rose 1.5%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk" in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended June 30, 2021, the 3-year forward price of WTI crude oil increased approximately 15%, and the 3-year forward price of natural gas increased approximately 5%. The 3-year forward price of WTI crude oil increased from approximately $50 per barrel to $57 per barrel, and the 3-year forward price of natural gas increased from approximately $2.56 per mcf to $2.70 per mcf as of March 31, 2021 and June 30, 2021, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In addition, because we hold certain energy real asset investments on our balance sheet, price movements can have an amplified impact on our financial results, to the extent unhedged, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and see also "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report.

Following the significant volatility experienced in 2020, oil prices continued to recover during the first half of 2021 alongside improving global demand. We expect downward price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given those commodity prices are an input in our valuation models. However, due to near-term commodity derivative transactions, we expect long-term oil and natural gas prices to be a more significant driver of the valuation of our energy investments in asset management than spot prices. As of June 30, 2021, energy investments in oil and gas assets make up approximately 1% of our assets under management, 1% of our total GAAP assets and 3% of our total segment assets.

Business Conditions
Our operating revenues consist of fees, performance income and investment income.
Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as attractive means for capital appreciation or income. In addition, our ability to attract new capital and investors in our insurance business is driven, in part, by the extent to which they continue to see the life and annuity insurance industry generally, and in certain cases our re-insurance vehicles, as attractive means for capital appreciation or income. Since 2010, we have expanded into strategies such as real assets, credit, core, impact and, through hedge fund partnerships, hedge funds, and most recently, insurance. In several of our asset management strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Asian Fund IV, Americas Fund XII, European Fund V, Real Estate Partners Americas II, Real Estate Partners Europe II, Global Infrastructure Investors III and Next Generation Technology Growth Fund II exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship investment funds or vehicles or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" in our Annual Report.
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
Our ability to realize investments. Challenging market and economic conditions may adversely affect our ability to exit and realize value from our investments and result in lower-than-expected returns. Although the equity markets are not the only means by which we exit investments from our funds, the strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in the portfolio companies of our funds in a timely manner. We may also realize investments through strategic sales. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our investments. In our insurance business, we depend on the ability of our investments to generate their anticipated returns, through the payment of interest and dividends and interest as well as return of principal, in the amounts and at the times that we expect them to be made in order to manage our obligations to make payments to our policyholders. If policyholder behavior differs from our expectations, we may be forced to sell our investments earlier than we anticipated and during market conditions where we may realize losses on the investment. In addition, material delays in payments or impairments to our anticipated investment returns could have material adverse effects to our results of operations. For additional information about how business environment and market conditions affect Global Atlantic, see "—Global Atlantic's Investment Portfolio."

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

The presentations in the financial statements reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered approach for the financial statements presentations in this Management's Discussion and Analysis. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations. KKR believes that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR (other than the insurance companies that issued them). If a traditional aggregated presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations but would reduce transparency. KKR also believes that using a traditional aggregated presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report. We acquired Global Atlantic on February 1, 2021; accordingly, the results of Global Atlantic's insurance operations included in our condensed consolidated results of operations for the six months ended June 30, 2021 are from February 1, 2021 (the closing date of the acquisition) through June 30, 2021.

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

Key Financial Measures Under GAAP - Asset Management

The following discussion of key financial measures under GAAP is based on KKR's asset management business as of June 30, 2021.

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
Assuming that we had accrued compensation of (i) 65% of the unrealized carried interest earned by the funds that allocate 40% and 43% to the carry pool and (ii) 15% of the unrealized gains in our Principal Activities business line (in each case at the mid-point of the ranges above), KKR & Co. Inc. Stockholders’ Equity – Series I and II Preferred, Common Stock as of June 30, 2021 would have been reduced by approximately $2.46 per share, compared to our reported $25.39 per share on such date, and our book value as of June 30, 2021 would have been reduced by approximately $2.39 per adjusted share, compared to our reported book value of $27.03 per adjusted share on such date.
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

Key Financial Measures Under GAAP - Insurance
The following discussion of key financial measures under GAAP is based on KKR's insurance business as conducted by Global Atlantic as of June 30, 2021.

Revenues
Premiums
Premiums primarily relate to payout annuities with life contingencies and whole life and term life insurance policies, recognized when due from the policyholders. Premiums are reported net of premiums ceded under reinsurance agreements.

Policy fees
Policy fees include charges assessed against policyholder account balances for mortality, administration, separate account, benefit rider and surrender fees.

Net investment income
Net investment income reflects the income earned on our investments, net of any associated investment expenses (including management fees charged by the asset management segment) and net of ceded amounts under reinsurance agreements. Net investment income includes, amongst other things (i) interest earned on our fixed income available-for-sale and fixed-income trading investments, (ii) interest income and other related fees from our mortgage and other loan receivables, (iii) interest on funds withheld at interest receivables, (iv) proportional share of income from equity-method investments and (v) income from physical assets, such as renewable energy plants, railcars, and airplanes (net of depreciation and operating expenses).

Net investment gains
Net investment gains primarily consists of (i) realized gains and losses from the disposal of investments, (ii) unrealized gains and losses from investments held for trading, or fair value remeasurements recognized in earnings as a result of the election of a fair-value option, (iii) unrealized gains and losses on funds withheld at interest, (iv) unrealized gains and losses from derivatives not designated in an hedging relationship and (v) allowances for credit losses, and other impairments of investments.

Other income

Other income is primarily comprised of administration, management fees and distribution fees.

Expenses

Policy benefits and claims
Policy benefits and claims represent the current period expense associated with providing insurance benefits to policyholders, including claims and benefits paid, interest credited to policyholders, changes in policy liability reserves (including fair value reserves), amortization of cost of reinsurance liabilities, and amortization of deferred sales inducements.

Amortization of policy acquisition costs
Amortization of policy acquisition costs primarily consist on amortization of value of business acquired and deferred policy acquisition costs.

Insurance expense
Insurance expenses are primarily comprised of commissions expense, net of amounts capitalized, reinsurance ceding allowances, premium taxes, amortization of acquired intangibles and captive financing charges.

Interest expense
Interest expense is incurred from insurance segment debt issued, including related interest rate swaps, credit facilities and other financing agreements.

General, administrative and other
General, administrative and other expenses are primarily comprised of employee compensation and benefit expenses, third-party administrator, or "TPA," policy servicing fees, administrative and professional services, and other operating expenses.

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
Key Non-GAAP Performance Measures and Other Operating Measures
The key non-GAAP and other operating and performance measures that follow are used by management in making operational and resource deployment decisions as well as assessing the performance of KKR's businesses. They include certain financial measures that are calculated and presented using methodologies other than in accordance with GAAP. These non-GAAP measures as described below are presented prior to giving effect to the allocation of income (loss) between KKR & Co. Inc. and KKR Holdings L.P. (and holders of other exchangeable securities) and as such represent the entire KKR business in total. In addition, these non-GAAP measures are presented without giving effect to the consolidation of the investment funds and collateralized financing entities (“CFEs”) that KKR manages.
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

Book Value
Book Value is a non‐GAAP performance measure of the net assets of KKR and is used by management primarily in assessing the unrealized value of KKR’s net assets presented on a basis that (i) deconsolidates KKR’s investment funds and CFEs that KKR manages, (ii) includes the net assets that are attributable to KKR Holdings L.P., and (iii) includes KKR’s ownership of the net assets of Global Atlantic. We believe this measure is useful to stockholders as it provides additional insight into the net assets of KKR excluding those net assets that are allocated to the investors of KKR funds and other noncontrolling interest holders and to the holders of Preferred Stock. KKR's book value includes (i) the net impact of KKR's tax assets and liabilities as prepared under GAAP and (ii) the implied amount of tax assets and liabilities attributable to KKR Holdings L.P. as if it was subject to corporate income taxes. Series C Mandatory Convertible Preferred Stock has been included in book value, because the definition of adjusted shares used to calculate book value per adjusted share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock. To calculate Global Atlantic book value and to make it more comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic’s industry, Global Atlantic book value excludes (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance balances and related assets, net of deferred acquisition costs and income tax.
Starting in the quarter ended June 30, 2021, the definition of book value was amended to include the implied amount of tax assets and liabilities attributable to KKR Holdings L.P. as if it was subject to corporate income taxes. This change is useful to management and investors in assessing book value because the definition now includes the anticipated impacts that the payment of tax liabilities by KKR would have on book value. Prior periods have not been adjusted for this change, although it is expected to have had the effect of reducing book value reported for prior periods.
Distributable Operating Earnings
    Distributable operating earnings is a non-GAAP performance measure that KKR believes is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that KKR does not believe arise from or relate directly to KKR's operations. Distributable Operating Earnings is presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc., KKR Holdings L.P. and holders of other exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including collateralized financing entities). Distributable Operating Earnings excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic corporate transaction-related charges and (iv) non-recurring items, if any. Strategic corporate transaction-related items arise from corporate actions and consist primarily of (i) impairments, (ii) non-monetary gains or losses on divestitures, (iii) transaction costs from strategic acquisitions, and (iv) depreciation on real estate that KKR owns and occupies. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by KKR as the investment adviser for Global Atlantic insurance companies and (ii) interest income and expense based on lending arrangements where one or more KKR subsidiaries borrow from a Global Atlantic insurance subsidiary. Inter-segment transactions are recorded by each segment based on the definitive documents that contain arms’ length terms and comply with applicable regulatory requirements. Distributable Operating Earnings represents operating earnings of KKR’s Asset Management and Insurance segments, which are comprised of the following:

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

Consolidated Results of Operations (GAAP Basis) (Unaudited)

The following is a discussion of our consolidated results of operations for the three months ended June 30, 2021 and 2020. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The presentation of our consolidated results of operations that follows reflects the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered presentation approach, where Global Atlantic's insurance operations are presented separately from KKR's asset management business. Additionally, the results of Global Atlantic's insurance operations included in our consolidated results of operations are from February 1, 2021 (closing date of the acquisition) through June 30, 2021.

	Three Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$675,526	$393,473	$282,053
Capital Allocation-Based Income (Loss)	1,525,393	938,521	586,872
	2,200,919	1,331,994	868,925
Insurance
Net Premiums	(452,133)	—	(452,133)
Policy Fees	312,262	—	312,262
Net Investment Income	716,497	—	716,497
Net Investment Gains (Losses)	326,558	—	326,558
Other Income	32,078	—	32,078
	935,262	—	935,262
Total Revenues	3,136,181	1,331,994	1,804,187

Expenses
Asset Management
Compensation and Benefits	1,099,423	591,324	508,099
Occupancy and Related Charges	18,651	17,579	1,072
General, Administrative and Other	237,296	148,165	89,131
	1,355,370	757,068	598,302
Insurance
Policy Benefits and Claims	411,199	—	411,199
Amortization of Policy Acquisition Costs	(20,031)	—	(20,031)
Interest Expense	11,373	—	11,373
Insurance Expenses	100,973	—	100,973
General, Administrative and Other	132,828	—	132,828
	636,342	—	636,342
Total Expenses	1,991,712	757,068	1,234,644

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	3,220,053	1,480,869	1,739,184
Dividend Income	125,821	9,969	115,852
Interest Income	381,254	331,732	49,522

Interest Expense	(265,056)	(240,067)	(24,989)
Total Investment Income (Loss)	3,462,072	1,582,503	1,879,569

Income (Loss) Before Taxes	4,606,541	2,157,429	2,449,112

Income Tax Expense (Benefit)	343,667	206,264	137,403

Net Income (Loss)	4,262,874	1,951,165	2,311,709
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,337	—	1,337
Net Income (Loss) Attributable to Noncontrolling Interests	2,946,262	1,244,196	1,702,066
Net Income (Loss) Attributable to KKR & Co. Inc.	1,315,275	706,969	608,306

Series A Preferred Stock Dividends	17,834	5,822	12,012
Series B Preferred Stock Dividends	2,519	2,519	—
Series C Mandatory Convertible Preferred Stock Dividends	17,250	—	17,250

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,277,672	$698,628	$579,044

Unaudited Consolidated Results of Operations (GAAP Basis) - Asset Management

Revenues

For the three months ended June 30, 2021 and 2020, revenues consisted of the following:

	Three Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Management Fees	$306,194	$219,736	$86,458
Fee Credits	(122,284)	(60,872)	(61,412)
Transaction Fees	374,887	161,458	213,429
Monitoring Fees	32,953	26,902	6,051
Incentive Fees	2,692	—	2,692
Expense Reimbursements	60,056	28,002	32,054
Oil and Gas Revenue	—	1,052	(1,052)
Consulting Fees	21,028	17,195	3,833
Total Fees and Other	675,526	393,473	282,053

Carried Interest	1,196,668	759,331	437,337
General Partner Capital Interest	328,725	179,190	149,535
Total Capital Allocation-Based Income (Loss)	1,525,393	938,521	586,872

Total Revenues - Asset Management	$2,200,919	$1,331,994	$868,925

Fees and Other

Total Fees and Other for the three months ended June 30, 2021 increased compared to the three months ended June 30, 2020 primarily as a result of the increase in transaction fees and management fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."

The increase in management fees was primarily due to management fees earned from Asian Fund IV, which entered its investment period after the second quarter of 2020, and North America Fund XIII, Health Care Strategic Growth Fund II, and Global Infrastructure Investors IV, all of which entered their investment periods in the second quarter of 2021. These increases were partially offset by a decrease in management fees earned from Asian Fund III and Americas Fund XII as a result of entering their post-investment periods in the third quarter of 2020 and second quarter of 2021, respectively, and both now earn fees based on capital invested rather than capital committed and at a lower fee rate.

Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our Private Markets and Public Markets business lines. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. Transaction fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our Capital Markets business line are not shared with fund investors. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

Capital Allocation-Based Income (Loss)

Capital Allocation-Based Income (Loss) for the three months ended June 30, 2021 was positive primarily due to the net appreciation of the underlying investments at our carry earning investment funds most notably Americas Fund XII, Asian Fund III and North America Fund XI. Capital Allocation-Based Income (Loss) for the three months ended June 30, 2020 was also positive due to the net appreciation of the underlying investments at our carry earning investment funds most notably Americas Fund XII, North America Fund XI and European Fund IV.

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

Investment Income (Loss) - Asset Management

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	June 30, 2021	June 30, 2020
	($ in thousands)
Private Equity	$2,307,483	$1,147,524
Credit	131,329	89,457
Investments of Consolidated CFEs	85,029	1,209,013
Real Assets	480,461	324,491
Equity Method - Other	139,736	249,147
Other Investments	267,259	23,577
Debt Obligations and Other	(58,248)	(1,263,914)
Other Net Gains (Losses) from Investment Activities	(132,996)	(298,426)
Net Gains (Losses) from Investment Activities	$3,220,053	$1,480,869

Net Gains (Losses) from Investment Activities for the three months ended June 30, 2021
The net gains from investment activities for the three months ended June 30, 2021 were comprised of net realized gains of $338.9 million and net unrealized gains of $2,881.1 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above. For a discussion and analysis of the investment gains or losses relating to the investments in our unconsolidated funds, see "—Analysis of Asset Management Segment Operating Results."
Realized Gains and Losses from Investment Activities
For the three months ended June 30, 2021, net realized gains related primarily to the partial sales of our investments in FanDuel Inc. (technology sector), Fiserv, Inc. (NASDAQ: FISV), and Mr. Cooper Group Inc. (NASDAQ: COOP). Partially offsetting these realized gains were realized losses primarily relating to (i) certain investments held in our consolidated credit funds and (ii) realized losses related to certain hedging instruments.
Unrealized Gains and Losses from Investment Activities
For the three months ended June 30, 2021, net unrealized gains were driven primarily by (i) mark-to-market gains from private equity, growth equity and core investments held by KKR and certain consolidated funds, the most significant of which were PetVet Care Centers, LLC (healthcare sector) and Heartland Dental LLC (healthcare sector), and (ii) mark-to-market gains from certain investments held in our consolidated energy funds, special situations funds, real estate funds and CLOs. These unrealized gains were partially offset by the reversal of previously recognized unrealized gains relating to the realization activity described above.

For a discussion of other factors that affected KKR's realized investment income for the three months ended June 30, 2021, see "—Analysis of Asset Management Segment Operating Results."
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

Unrealized Gains and Losses from Investment Activities
For the three months ended June 30, 2020, net unrealized gains were driven primarily by (i) mark-to-market gains in our private equity, growth equity, and core investments held by KKR and certain consolidated entities, the most significant of which were FanDuel Inc., PetVet Care Centers, LLC, and GenesisCare Pty Ltd. (healthcare sector) and (ii) mark-to-market gains in certain investments held through our consolidated energy funds and through our consolidated CLOs. These unrealized gains were partially offset by unrealized losses, driven primarily by mark-to-market losses in certain credit investments held through consolidated entities.

For a discussion of other factors that affected KKR's realized investment income for the three months ended June 30, 2021, see "—Analysis of Asset Management Segment Operating Results."
Dividend Income

During the three months ended June 30, 2021, the most significant dividends received included $45.3 million from our consolidated real estate funds and a dividend of $26.9 million from our investment in Viridor Limited (infrastructure). During the three months ended June 30, 2020, the most significant dividends received included $3.0 million from our consolidated real estate asset backed financing vehicle.

Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income

The increase in interest income during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to (i) a higher level of interest income from certain of our consolidated credit funds, primarily related to an increase in the amount of capital deployed and (ii) the impact of closing additional CLOs that are consolidated subsequent to June 30, 2020. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense

The increase in interest expense during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to (i) the impact of multiple issuances of our senior notes and the impact of closing additional CLOs that are consolidated subsequent to June 30, 2020 and (ii) an increase in the amount of borrowings outstanding from consolidated fund financing arrangements. The increase was partially offset by a lower level of interest expense on debt obligations of KKR Real Estate Finance Trust Inc. ("KREF"), a NYSE-listed real estate investment trust (NYSE: KREF), as a result of a decrease in interest rates subsequent to June 30, 2020. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."

Expenses - Asset Management

Compensation and Benefits Expense

The increase in compensation and benefits expense during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to (i) a higher level of accrued carried interest compensation resulting from a higher level of appreciation in the value of our investment portfolio in the current period and (ii) a higher level of discretionary compensation accrued resulting from a higher level of revenues.

General, Administrative and Other

The increase in general, administrative and other expenses during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to (i) a higher level of expenses reimbursable by investment funds, (ii) issuance expenses at consolidated CLOs, which closed in the current period and (iii) placement fees incurred related to capital raising activities for various private markets funds.

Consolidated Results of Operations (GAAP Basis) - Insurance (Unaudited)

As discussed above, our Insurance segment consists solely of the operations of Global Atlantic, which was acquired on February 1, 2021. Accordingly, prior periods have been excluded for Insurance segment results. For the six month period ended June 30, 2021, the results of Global Atlantic's insurance operations included in our condensed consolidated results of operations are from February 1, 2021 through June 30, 2021.

Revenues

For the three months ended June 30, 2021, revenues consisted of the following:

Three Months Ended
June 30, 2021
($ in thousands)
Net Premiums	$(452,133)
Policy Fees	312,262
Net Investment Income	716,497
Net Investment Gains (Losses)	326,558
Other Income	32,078
Total Insurance Revenues	$935,262

Net Premiums
Net Premiums were primarily driven by initial premiums related to new reinsurance transactions with life contingencies assumed during the three months ending June 30, 2021, offset by retrocessions to third-party reinsurers for premiums primarily recognized in the period ending March 31, 2021. These initial premiums are offset by a comparable increase in policy reserves reported within policy benefits and claims (as discussed below).
Policy fees
Policy fees were primarily driven by cost of insurance, administrative, and rider fees in the individual market channel during the three months ending June 30, 2021.
Net investment income
Net investment income was primarily driven by insurance segment investments and the effective book yield (as determined, in part, by the allocated fair value of the investment portfolio as of February 1, 2021). Average insurance segment investments were primarily driven by net inflows of assets from the individual markets and institutional channels. The impact of higher asset balances were offset by lower income primarily due to the negative impact of higher than usual average cash and cash equivalent balances as a result of reinsurance transactions pending reinvestment.

Net investment gains (losses)
The components of net investment gains were as follows:

Three Months Ended
June 30, 2021
($ in thousands)
Embedded derivatives on funds withheld at interest	$(345,835)
Equity index options	196,868
Other	(32,176)
Foreign currency forwards	2,291
Interest rate contracts	163,830
Equity future contracts	(104,182)
Credit risk contracts	(22)
Net losses on derivative instruments	(119,226)
Net other investment gains	445,784
Net investment gains	$326,558

Net losses on derivative instruments
The decrease in the fair value of embedded derivatives on funds withheld at interest were primarily driven by the increase in fair value of the underlying investments in the funds withheld portfolio.
The increase in the fair value of equity index options were primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 index, which increased during the three month period ending June 30, 2021.
The increase in the fair value of interest rate contracts were driven primarily by market interest rate decreases during the three months ended June 30, 2021, resulting in a gain on interest rate contracts.
The decrease in the fair value of equity future contracts were driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in its variable annuity products which are accounted for in policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which increased during the three month period ending June 30, 2021, resulting in a loss on equity futures contracts.
Net other investment gains
Net other investment gains for the three months ended June 30, 2021 were primarily due to (i) net unrealized gains on trading fixed maturity securities underlying a portion of the funds withheld payable at interest portfolio due to a decrease in market interest rates, (ii) realized gains from the sale of investments not related to asset/liability matching strategies, (iii) unrealized investment gains, and (iv) release of a portion of the allowance for credit losses on AFS securities due to improved economic conditions during the three months ending June 30, 2021.
Other income

Other income is mainly driven by administration, management fees and distribution fees, modestly increasing during the three months ending June 30, 2021 driven by higher administration fees earned from an increase in the volume of ceded reinsurance business in the institutional channel.
Expenses

Policy benefits and claims
Policy benefits and claims was primarily driven by (i) initial reserves ceded and assumed related to new reinsurance transactions, a portion of which was retroceded to third-party reinsurers during the three months ending June 30, 2021, (ii) an increase in the value of embedded derivatives in our indexed universal life and fixed indexed annuity products, as a result of higher equity market returns (as discussed above under "–Net investment losses–Gains on derivatives," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in policy benefits and claims), and (iii) an increase in net flows from both individual and institutional channel sales.
Amortization of policy acquisition costs
Amortization of policy acquisition costs during the three months ending June 30, 2021 was primarily driven by the amortization of insurance intangibles recognized as part of purchase accounting of the Global Atlantic acquisition. Amortization is negative (that is, a reduction to expense) as a result of the net negative value-of-business-acquired insurance intangible recognized as part of the aforementioned purchase accounting.
Interest expense
Interest expense for the three months ending June 30, 2021 primarily reflects interest on borrowings as well as the amortization of the fair value adjustment to debt recognized as part of the purchase accounting for the Global Atlantic acquisition.
Insurance expenses
Insurance expense was primarily driven by (i) commission expense related to sales, and (ii) reinsurance ceding expense allowances paid for policy administration services during the three months ending June 30, 2021.
General, administrative and other
General, administrative and other expenses were driven primarily by (i) employee compensation and benefits related expenses, (ii) third-party administrator ("TPA") policy servicing fees, and (iii) technology hardware and software related charges during the three months ending June 30, 2021.
Other Unaudited Consolidated Results of Operations (GAAP Basis)

Income Tax Expense (Benefit)

For the three months ended June 30, 2021, income tax expense was $343.7 million compared to an income tax expense of $206.3 million in the prior period. The increase is due to the higher level of taxable income during the current period which includes income taxes relating to Global Atlantic's insurance operations for the three months ended June 30, 2021. Our effective tax rate under GAAP for the three months ended June 30, 2021 was 7.5%. For a discussion of factors that impacted KKR's tax provision, see Note 17 "Income Taxes" to the financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Income (Loss) attributable to noncontrolling interests for the three months ended June 30, 2021 relates primarily to net income (loss) attributable to (i) interests of KKR Holdings and other exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds and (iii) interests that co-investors and rollover investors hold in Global Atlantic. Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2021 increased compared to the prior period primarily due to a higher level of mark-to-market net gains from investment activities during the three months ended June 30, 2021, as described above.

Net Income (Loss) Attributable to KKR & Co. Inc.

    Net income (loss) attributable to KKR & Co. Inc. for the three months ended June 30, 2021 increased compared to the prior period primarily due to (i) a higher level of net gains from investment activities, capital allocation-based income, and fees and (ii) the inclusion of Global Atlantic net income for the three months ended June 30, 2021.

Consolidated Results of Operations (GAAP Basis) (Unaudited)

The following is a discussion of our consolidated results of operations for the six months ended June 30, 2021 and 2020. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$1,168,837	$774,045	$394,792
Capital Allocation-Based Income (Loss)	4,210,040	(443,556)	4,653,596
	5,378,877	330,489	5,048,388
Insurance
Net Premiums	724,009	—	724,009
Policy Fees	513,945	—	513,945
Net Investment Income	1,161,278	—	1,161,278
Net Investment Gains (Losses)	(129,144)	—	(129,144)
Other Income	50,222	—	50,222
	2,320,310	—	2,320,310
Total Revenues	7,699,187	330,489	7,368,698

Expenses
Asset Management
Compensation and Benefits	2,406,220	329,187	2,077,033
Occupancy and Related Charges	33,851	33,901	(50)
General, Administrative and Other	404,293	297,288	107,005
	2,844,364	660,376	2,183,988
Insurance
Policy Benefits and Claims	1,896,517	—	1,896,517
Amortization of Policy Acquisition Costs	(40,509)	—	(40,509)
Interest Expense	22,045	—	22,045
Insurance Expenses	153,057	—	153,057
General, Administrative and Other	212,783	—	212,783
	2,243,893	—	2,243,893
Total Expenses	5,088,257	660,376	4,427,881

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	5,916,253	(2,463,635)	8,379,888
Dividend Income	201,567	178,668	22,899
Interest Income	748,709	685,187	63,522
Interest Expense	(516,812)	(501,536)	(15,276)
Total Investment Income (Loss)	6,349,717	(2,101,316)	8,451,033

Income (Loss) Before Taxes	8,960,647	(2,431,203)	11,391,850

Income Tax Expense (Benefit)	782,406	(154,415)	936,821

Net Income (Loss)	8,178,241	(2,276,788)	10,455,029
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,337	—	1,337
Net Income (Loss) Attributable to Noncontrolling Interests	5,191,793	(1,703,233)	6,895,026
Net Income (Loss) Attributable to KKR & Co. Inc.	2,985,111	(573,555)	3,558,666

Series A Preferred Stock Dividends	23,656	11,644	12,012
Series B Preferred Stock Dividends	5,038	5,038	—
Series C Mandatory Convertible Preferred Stock Dividends	34,500	—	34,500

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$2,921,917	$(590,237)	$3,512,154

Unaudited Consolidated Results of Operations (GAAP Basis) - Asset Management

Revenues

For the six months ended June 30, 2021 and 2020, revenues consisted of the following:

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Management Fees	$582,375	$442,425	$139,950
Fee Credits	(157,682)	(96,259)	(61,423)
Transaction Fees	540,780	260,454	280,326
Monitoring Fees	68,341	58,051	10,290
Incentive Fees	6,130	668	5,462
Expense Reimbursements	87,785	56,226	31,559
Oil and Gas Revenue	—	14,367	(14,367)
Consulting Fees	41,108	38,113	2,995
Total Fees and Other	1,168,837	774,045	394,792

Carried Interest	3,337,094	(451,594)	3,788,688
General Partner Capital Interest	872,946	8,038	864,908
Total Capital Allocation-Based Income (Loss)	4,210,040	(443,556)	4,653,596

Total Revenues - Asset Management	$5,378,877	$330,489	$5,048,388

Fees and Other

Total Fees and Other for the six months ended June 30, 2021 increased compared to the six months ended June 30, 2020 primarily as a result of the increase in transaction fees and management fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."

The increase in management fees was primarily due to management fees earned from Asian Fund IV, which entered its investment period after the second quarter of 2020, and North America Fund XIII, Health Care Strategic Growth Fund II, and Global Infrastructure Investors IV, all of which entered their investment periods in the second quarter of 2021. These increases were partially offset by a decrease in management fees earned from Asian Fund III and Americas Fund XII as a result of entering their post-investment periods in the third quarter of 2020 and second quarter of 2021, respectively, and both now earn fees based on capital invested rather than capital committed and at a lower fee rate.

Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our Private Markets and Public Markets business lines. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. Transaction fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our Capital Markets business line are not shared with fund investors. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

Capital Allocation-Based Income (Loss)

Capital Allocation-Based Income (Loss) for the six months ended June 30, 2021 was positive primarily due to the net appreciation of the underlying investments at our carry earning investment funds, most notably Americas Fund XII, Asian Fund III and North America Fund XI. Capital Allocation-Based Income (Loss) for the six months ended June 30, 2020 was negative due to the net depreciation of the underlying investments at our carry earning investment funds, most notably 2006 Fund, Asia Fund II and North America Fund XI, primarily due to the market dislocation from COVID-19.

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

Investment Income (Loss) - Asset Management

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Six Months Ended
	June 30, 2021	June 30, 2020
	($ in thousands)
Private Equity	$3,858,148	$(134,880)
Credit	160,736	(856,847)
Investments of Consolidated CFEs	210,544	(944,380)
Real Assets	754,608	(473,161)
Equity Method - Other	541,437	(191,471)
Other Investments	473,440	(655,595)
Debt Obligations and Other	(59,645)	640,072
Other Net Gains (Losses) from Investment Activities	(23,015)	152,627
Net Gains (Losses) from Investment Activities	$5,916,253	$(2,463,635)

Net Gains (Losses) from Investment Activities for the six months ended June 30, 2021
The net gains from investment activities for the six months ended June 30, 2021 were comprised of net realized gains of $923.3 million and net unrealized gains of $4,992.9 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above. For a discussion and analysis of the investment gains or losses relating to the investments in our unconsolidated funds, see "—Analysis of Asset Management Segment Operating Results."
Realized Gains and Losses from Investment Activities
For the six months ended June 30, 2021, net realized gains related primarily to (i) the partial sale of our investment in FanDuel Inc., (ii) the partial sale of our investment in BridgeBio Pharma, Inc., and (iii) the partial sale of our investment in Fiserv, Inc. Partially offsetting these realized gains were realized losses primarily relating to certain investments held in our consolidated credit funds and realized losses related to certain hedging instruments.
Unrealized Gains and Losses from Investment Activities
For the six months ended June 30, 2021, net unrealized gains were driven primarily by (i) mark-to-market gains from private equity, growth equity and core investments held by KKR and certain consolidated funds, the most significant of which were PetVet Care Centers, LLC and Heartland Dental LLC, and (ii) mark-to-market gains for certain investments held in our consolidated energy funds, special situations funds, real estate funds and CLOs. These unrealized gains were partially offset by the reversal of previously recognized unrealized gains relating to the realization activity described above.

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
Dividend Income

During the six months ended June 30, 2021, the most significant dividends received included $72.0 million from our consolidated real estate funds and $26.9 million from our investment in Viridor Limited. During the six months ended June 30, 2020, the most significant dividends received included $62.5 million from our investment in Fiserv, Inc. and $82.2 million from our consolidated real estate funds.

Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income

The increase in interest income during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to (i) a higher level of interest income from certain of our consolidated credit funds, primarily related to an increase in the amount of capital deployed and (ii) the impact of closing additional CLOs that are consolidated subsequent to June 30, 2020. Partially offsetting these increases was a lower level of interest income earned from loans held by KKR Real Estate Finance Trust Inc. (NYSE: KREF), due to an overall decrease in interest rates compared to the six months ended June 30, 2020. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense

The increase in interest expense during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to (i) the impact of multiple issuances of our senior notes and (ii) an increase in the amount of borrowings outstanding from consolidated fund financing arrangements. The increase was partially offset by a lower level of interest expense on debt obligations of KREF as a result of a decrease in interest rates compared to the prior period. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."

Expenses - Asset Management

Compensation and Benefits Expenses

The increase in compensation and benefits expenses during the six months ended June 30, 2021 compared to the prior period was primarily due to (i) accrued carried interest compensation in the current period resulting from net appreciation in value of our investment portfolio as compared to the reversal of previously recognized accrued carried interest compensation resulting from a depreciation in the value of our investment portfolio in the prior period and (ii) a higher level of accrued discretionary compensation and benefits resulting from a higher level of revenues.

General, Administrative and Other

The increase in general, administrative and other expenses during the six months ended June 30, 2021 compared to the prior period was primarily due to (i) a higher level of expenses reimbursable by investment funds, (ii) issuance expenses at consolidated CLOs, which closed in the current period, (iii) placement fees incurred related to capital raising activities for various private markets funds and (iv) a higher level of broken-deal expenses. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Consolidated Results of Operations (GAAP Basis) - Insurance (Unaudited)

Revenues

For the six months ended June 30, 2021, revenues consisted of the following:

Six Months Ended
June 30, 2021
($ in thousands)
Net Premiums	$724,009
Policy Fees	513,945
Net Investment Income	1,161,278
Net Investment Gains (Losses)	(129,144)
Other Income	50,222
Total Insurance Revenues	$2,320,310

Net Premiums
Net Premiums were primarily driven by initial premiums related to new reinsurance transactions with life contingencies assumed during the six months ending June 30, 2021, offset by retrocessions to third-party reinsurers. These initial premiums are offset by a comparable increase in policy reserves reported within policy benefits and claims (as discussed below).
Policy fees
Policy fees were primarily driven by cost of insurance, administrative, and rider fees in the individual market channel during the six months ending June 30, 2021.
Net investment income
Net investment income was primarily driven by insurance segment investments and the effective book yield (as determined, in part, by the allocated fair value of the investment portfolio as of February 1, 2021). Average insurance segment investments were primarily driven by net inflows of assets from the individual markets and institutional channels. The impact of higher asset balances were offset by lower income primarily due to the negative impact of higher than usual average cash and cash equivalent balances as a result of new reinsurance transactions pending reinvestment.
Net investment losses
The components of net investment losses were as follows:

Six Months Ended
June 30, 2021
($ in thousands)
Embedded derivatives on funds withheld at interest	$23,278
Equity index options	300,889
Other	(22,238)
Foreign currency forwards	4,101
Interest rate contracts	(102,901)
Equity future contracts	(173,765)
Credit risk contracts	(58)
Net gains on derivative instruments	29,306
Net other investment losses	(158,450)
Net investment losses	$(129,144)

Net gains on derivative instruments
The increase in the fair value of equity index options were primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change for which is accounted for in policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 index, which increased during the six months ended June 30, 2021.
The increase in the fair value of embedded derivatives on funds withheld at interest were primarily driven by the increase in fair value of the underlying investments in the funds withheld receivable portfolio.
The decrease in the fair value of interest rate and equity future contracts were driven primarily by the performance of equity markets and credit markets. Global Atlantic purchases equity futures primarily to hedge the market risk in our variable annuity products which are accounted for in policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which increased during the six months ended June 30, 2021, resulting in a loss on equity futures contracts. Market interest rates increased during the six months ended June 30, 2021, resulting in a loss on interest rate contracts.
Net other investment losses
Net other investment losses for the six months ended June 30, 2021 were primarily due to the recognition of an initial credit loan loss allowance as a result of the adoption of the current expected credit loss accounting standard concurrent with the Global Atlantic acquisition. Partially offsetting these losses were (i) realized gains from the sale of investments not related to asset/liability matching strategies and (ii) the release of a portion of the allowance for credit losses on AFS securities due to improved economic conditions during the six month period ended June 30, 2021.

Other income

Other income is mainly driven by administration, management fees and distribution fees, modestly increasing during the six months ended June 30, 2021 driven by higher administration fees earned from an increase in the volume of ceded reinsured business in the institutional channel.
Expenses

Policy benefits and claims
Policy benefits and claims was primarily driven by (i) initial reserves related to new reinsurance transactions, a portion of which were partially retroceded to third-party reinsurers during the five months ended June 30, 2021, (ii) an increase in the value of embedded derivatives in our indexed universal life and fixed indexed annuity products, as a result of higher equity market returns (as discussed above under "–Net investment losses–Gains on derivatives," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in policy benefits and claims), and (iii) net flows from the individual markets and institutional channels, all offset by (iv) a decrease in variable annuity reserves primarily due to higher equity market returns and market interest rates.

Amortization of policy acquisition costs
Amortization of policy acquisition costs during the six months ended June 30, 2021 was primarily driven by the amortization of insurance intangibles recognized as part of purchase accounting of the Global Atlantic acquisition. Amortization is negative (that is, a reduction to expense) as a result of the net negative value-of-business-acquired insurance intangible recognized as part of the aforementioned purchase accounting.
Interest expense
Interest expense for the six month period ended June 30, 2021 primarily reflects interest on borrowings as well as the amortization of the fair value adjustment to debt recognized as part of the purchase accounting for the Global Atlantic acquisition.
Insurance expenses
Insurance expense was primarily driven by (i) commission expense related to sales, and (ii) reinsurance ceding expense allowances paid for policy administration services during the six month period ended June 30, 2021.

General, administrative and other
General, administrative and other expenses were driven primarily by (i) employee compensation and benefits related expenses, (ii) third-party administrator policy servicing fees, and (iii) technology hardware and software related charges during the six months ended June 30, 2021.
Other Unaudited Consolidated Results of Operations (GAAP Basis)

Income Tax Expense (Benefit)

For the six months ended June 30, 2021, income tax expense was $782.4 million compared to an income tax benefit of $(154.4) million in the prior period primarily due to net investment gains in the current period as compared to net investment losses in the prior period, each as described above. Our effective tax rate under GAAP for the six months ended June 30, 2021 was 8.7%. For a discussion of factors that impacted KKR's tax provision, see Note 17 "Income Taxes" to the financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Income (Loss) attributable to noncontrolling interests for the six months ended June 30, 2021 relates primarily to net income (loss) attributable to (i) interests of KKR Holdings and other exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds and (iii) interests that co-investors and rollover investors hold in Global Atlantic. Net income (loss) attributable to noncontrolling interests for the six months ended June 30, 2021 increased compared to the prior period primarily due to mark-to-market net gains from investment activities during the six months ended June 30, 2021, as described above, as compared to overall mark-to-market net losses in the prior period.

Net Income (Loss) Attributable to KKR & Co. Inc.

    Net income (loss) attributable to KKR & Co. Inc. for the six months ended June 30, 2021 increased compared to the prior period due primarily to (i) net gains from investment activities and (ii) positive capital allocation-based income during the six months ended June 30, 2021, each as compared to losses in the prior period. These increases were partially offset by accrued carried interest compensation and income tax expense, as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis) (Unaudited)

    The following table provides the Unaudited Condensed Consolidated Statements of Financial Condition on a GAAP basis as of June 30, 2021 and December 31, 2020.

(Amounts in thousands, except per share amounts)
	As of	As of
	June 30, 2021	December 31, 2020

Assets
Asset Management
Cash and Cash Equivalents	$5,170,243	$6,507,874
Investments	83,441,638	69,274,715
Other Assets	4,173,859	4,023,913
	92,785,740	79,806,502
Insurance
Cash and Cash Equivalents	6,492,041	—
Investments	101,044,267	—
Other Assets	28,912,815	—
	136,449,123	—
Total Assets	$229,234,863	$79,806,502

Liabilities and Equity
Asset Management
Debt Obligations	$36,316,451	$33,423,596
Other Liabilities	9,066,455	5,582,990
	45,382,906	39,006,586
Insurance
Debt Obligations	1,435,971	—
Other Liabilities	129,916,725	—
	131,352,696	—
Total Liabilities	$176,735,602	$39,006,586

Redeemable Noncontrolling Interests	92,499	—

Stockholders' Equity
KKR & Co. Inc. Stockholders' Equity - Series A and B Preferred Stock	149,566	482,554
KKR & Co. Inc. Stockholders' Equity - Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	14,803,001	12,118,472
Noncontrolling Interests	36,338,403	27,083,098
Total Equity	52,406,762	40,799,916
Total Liabilities and Equity	$229,234,863	$79,806,502

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$25.39	$21.15

    KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $25.39 as of June 30, 2021, up from $21.15 as of December 31, 2020. The increase was primarily due to the net income attributable to KKR & Co. Inc. common stockholders during the first six months of 2021, partially offset by (i) unrealized losses on available-sale-securities from Global Atlantic that are recorded in other comprehensive income, (ii) dividends to common stockholders, and (iii) repurchases of common stock.

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(1.3) billion and $(2.7) billion during the six months ended June 30, 2021 and 2020, respectively. These amounts primarily included: (i) investments purchased (asset management), net of proceeds from investments of $(3.1) billion and $(2.7) billion during the six months ended June 30, 2021 and 2020, respectively, (ii) net realized gains (losses) on asset management investments of $923.3 million and $(267.2) million during the six months ended June 30, 2021 and 2020, respectively, (iii) change in unrealized gains (losses) on investments of $5.0 billion and $(2.2) billion during the six months ended June 30, 2021 and 2020, respectively, (iv) capital allocation-based income (loss) of $4.2 billion and $(0.4) billion during the six months ended June 30, 2021 and 2020, respectively and (v) net realized gains (losses) on insurance operations of $(420.2) million during the six months ended June 30, 2021. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(2.5) billion and $(0.1) billion during the six months ended June 30, 2021 and 2020, respectively. Our investing activities included: (i) investments purchased (insurance), net of proceeds from investments of $(2.4) billion during the six months ended June 30, 2021, (ii) acquisitions, net of cash acquired of $(473.8) million during the six months ended June 30, 2021, (iii) the purchase of fixed assets of $(49.6) million and $(68.0) million during the six months ended June 30, 2021 and 2020, respectively and (iv) development of oil and natural gas properties of $(7.6) million for the six months ended June 31, 2020.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $8.9 billion and $3.3 billion during the six months ended June 30, 2021 and 2020, respectively. Our financing activities primarily included: (i) contributions by, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $3.3 billion and $1.5 billion during the six months ended June 30, 2021 and 2020, respectively, (ii) proceeds received net of repayment of debt obligations of $3.1 billion and $2.3 billion during the six months ended June 30, 2021 and 2020, respectively, (iii) additions to, net of withdrawals from contractholder deposit funds of $3.3 billion during the six months ended June 30, 2021, (iv) common stock dividends of $(162.1) million and $(145.0) million during the six months ended June 30, 2021 and 2020, respectively; (v) net delivery of common stock of $(106.9) million and $(40.6) million during the six months ended June 30, 2021 and 2020, respectively; (vi) repurchases of common stock of $(135.9) million and $(246.2) million during the six months ended June 30, 2021 and 2020, respectively; (vii) Series A and B Preferred Stock dividends of $(16.7) million during each of the six months ended June 30, 2021 and 2020; (viii) Series C Mandatory Convertible Preferred Stock dividends of $(34.5) million during the six months ended June 30, 2021; (ix) private placement share issuance of $38.5 million during the six months ended June 30, 2021 and (x) redemption of Series A Preferred Stock of $(345.0) million during the six months ended June 30, 2021.

Analysis of Segment Operating Results

The following is a discussion of the results of our business on a segment basis for the three and six months ended June 30, 2021 and 2020. You should read this discussion in conjunction with the information included under "—Key Non-GAAP Performance Measures and Other Operating Measures" and the financial statements and related notes included elsewhere in this report. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

In connection with our acquisition of Global Atlantic on February 1, 2021, management reevaluated the manner in which we manage and assess the performance of our business and allocate resources. As a result, we have introduced a new Insurance segment and report segment results for two operating and reportable segments: Asset Management and Insurance. See Note 20 “Segment Reporting” to our financial statements included elsewhere in this report.

Analysis of Asset Management Segment Operating Results

The following tables set forth information regarding KKR's Asset Management segment operating results and certain key operating metrics as of and for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Management Fees	$480,122	$337,118	$143,004
Transaction and Monitoring Fees, Net	259,761	99,901	159,860
Fee Related Performance Revenues	14,567	8,532	6,035
Fee Related Compensation	(169,751)	(88,852)	(80,899)
Other Operating Expenses	(114,550)	(77,043)	(37,507)
Fee Related Earnings	470,149	279,656	190,493
Realized Performance Income	618,310	346,866	271,444
Realized Performance Income Compensation	(413,024)	(216,590)	(196,434)
Realized Investment Income	368,863	90,325	278,538
Realized Investment Income Compensation	(55,330)	(11,239)	(44,091)
Asset Management Segment Operating Earnings	$988,968	$489,018	$499,950

Management Fees

The following table presents management fees by business line for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Management Fees
Private Markets	$318,297	$224,877	$93,420
Public Markets	161,825	112,241	49,584
Total Management Fees	$480,122	$337,118	$143,004

The increase in Private Markets management fees was primarily due to management fees earned from (i) Asian Fund IV, which entered its investment period after the second quarter of 2020, (ii) North America Fund XIII, Health Care Strategic Growth Fund II, and Global Infrastructure Investors IV, each of which entered their investment period in the second quarter of 2021 and (iii) Real Estate Partners Europe II due to additional capital raised. These increases were partially offset by a decrease in management fees earned from Asian Fund III and Americas Fund XII as a result of entering their post-investment periods in the third quarter of 2020 and second quarter of 2021, respectively, and both now earn fees based on capital invested rather than capital committed and at a lower fee rate.

The increase in Public Markets management fees was primarily attributable to (i) management fees earned from Global Atlantic, (ii) the issuance of new CLOs subsequent to June 30, 2020 and (iii) greater overall FPAUM at our direct lending and dislocation opportunities strategies.

Transaction and Monitoring Fees, Net

The following table presents transaction and monitoring fees, net by business line for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Markets	$37,666	$29,891	$7,775
Public Markets	3,142	572	2,570
Capital Markets	218,953	69,438	149,515
Total Transaction and Monitoring Fees, Net	$259,761	$99,901	$159,860

Our Capital Markets business line earns transaction fees, which are not shared with fund investors. The increase in transaction fees was primarily due to an increase in the number and average size of capital markets transactions for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Overall, we completed 81 capital markets transactions for the three months ended June 30, 2021, of which 15 represented equity offerings and 66 represented debt offerings, as compared to 35 transactions for the three months ended June 30, 2020, of which 6 represented equity offerings and 29 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.

    Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the three months ended June 30, 2021, approximately 28% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 25% for the three months ended June 30, 2020. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the three months ended June 30, 2021, approximately 50% of our transaction fees were generated outside of North America as compared to approximately 41% for the three months ended June 30, 2020. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Our Private Markets and Public Markets business lines separately earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are required to share all or a portion of such fees with our fund investors.

The increase in Private Markets transaction and monitoring fees, net was primarily attributable to an increase in net transaction fees. During the three months ended June 30, 2021, there were 30 transaction fee-generating investments that paid an average fee of $4.4 million compared to 18 transaction fee-generating investments that paid an average fee of $4.7 million during the three months ended June 30, 2020. For the three months ended June 30, 2021, approximately 46% of these transaction fees were paid by companies in North America, 29% were paid from companies in the Asia-Pacific region, and 25% of these transaction fees were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments.

Public Markets transaction and monitoring fees, net remained relatively flat for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Fee Related Performance Revenues

The following table presents fee related performance revenues by business line for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Fee Related Performance Revenues
Private Markets	$1,701	$885	$816
Public Markets	12,866	7,647	5,219
Total Fee Related Performance Revenues	$14,567	$8,532	$6,035

Fee related performance revenues earned in our Private Markets and Public Markets business lines represent realized incentive fees that (i) are measured and received from an investment fund, vehicle or account on a recurring basis, and (ii) do not require the realization of the investments held by the investment fund, vehicle or account. These incentive fees are primarily earned from our BDC and our investment in KREF. The increase was primarily due to a higher level of investment income at these incentive fee earning investment vehicles during the three months ended June 30, 2021 as compared to the prior period.

Fee Related Compensation

The increase in fee related compensation for the three months ended June 30, 2021 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.

Other Operating Expenses

The increase in other operating expenses for the three months ended June 30, 2021 compared to the prior period was primarily due to a higher level of (i) placement fees related to capital raising activities and (ii) professional fees and other administrative costs in connection with the overall growth of the firm.

Fee Related Earnings

The increase in fee related earnings for the three months ended June 30, 2021 compared to the prior period was primarily due to a higher level of management fees and transaction fees, partially offset by a higher level of fee related compensation and operating expenses, as described above.

Realized Performance Income

The following table presents realized performance income by business line for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Realized Performance Income
Private Markets	$590,234	$345,665	$244,569
Public Markets	28,076	1,201	26,875
Total Realized Performance Income	$618,310	$346,866	$271,444

	Three Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Private Markets
North America Fund XI	$248,578	$—	$248,578
2006 Fund	114,425	4,016	110,409
Asian Fund III	110,515	—	110,515
European Fund IV	43,976	106,873	(62,897)
Global Infrastructure Investors II	36,215	128,572	(92,357)
Co-Investment Vehicles and Other	33,488	11,313	22,175
Global Infrastructure Investors	3,037	54,729	(51,692)
Asian Fund II	—	40,162	(40,162)
Total Realized Carried Interest (1)	590,234	345,665	244,569

Incentive Fees	—	—	—
Total Realized Performance Income	$590,234	$345,665	$244,569
(1)The above table excludes any funds for which there was no realized carried interest during both of the periods presented.

	Three Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Public Markets
Other Alternative Credit Vehicles	$15,336	$—	$15,336
Total Realized Carried Interest (1)	15,336	—	15,336

Incentive Fees	12,740	1,201	11,539
Total Realized Performance Income	$28,076	$1,201	$26,875
(1)The above table excludes any funds for which there was no realized carried interest during both of the periods presented.

Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.

Realized carried interest in our Private Markets business line for the three months ended June 30, 2021 consisted primarily of (i) realized gains from the partial sale of our investments in Endeavor Group Holdings, Inc. (NASDAQ: EDR) and the full sale of our investment in Calabrio, Inc. (technology sector) and (ii) dividends received from our investment in Kokusai Electric Corporation (manufacturing sector).

Realized carried interest in our Private Markets business line for the three months ended June 30, 2020 consisted primarily of realized gains from the strategic sales of Deutsche Glasfaser (telecom sector), LGC Science Group Limited (healthcare sector), and AlphaTheta Corporation (technology sector).

Realized carried interest was recognized at certain of our alternative credit strategy funds in our Public Markets business line during the three months ended June 30, 2021. During the three months ended June 30, 2020, there was no realized carried interest earned in our Public Markets business line.

Incentive fees earned in our Public Markets business line consist primarily of incentive fees earned from our hedge fund partnerships.

Realized Performance Income Compensation

The increase in realized performance income compensation for the three months ended June 30, 2021 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.

Realized Investment Income

The following table presents realized investment income in our Principal Activities business line for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$263,353	$36,536	$226,817
Interest Income and Dividends	105,510	53,789	51,721
Total Realized Investment Income	$368,863	$90,325	$278,538
The increase in realized investment income is due to a higher level of net realized gains and interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
    For the three months ended June 30, 2021, net realized gains were comprised of realized gains primarily from the partial sales of our Private Markets investments in Fiserv, Inc., Mr. Cooper Group Inc. (NASDAQ: COOP), and FanDuel Inc. Partially offsetting these realized gains were realized losses related to certain hedging instruments.
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
    For the three months ended June 30, 2021, interest income and dividends were comprised primarily of (i) $66.4 million of dividend income primarily from our real asset investments including our investment in KREF and our infrastructure investments, as well as dividend distributions received from our Private Markets investment in Kokusai Electric Corporation and (ii) $39.1 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and other credit investments.
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
    We expect realized performance income and realized investment income to be greater than $650 million in the third quarter of 2021 relating to realized carried interest and realized investment income from completed, or signed and expected to be completed sales, partial sales or secondary sales subsequent to June 30, 2021 with respect to certain private equity portfolio companies and other investments. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including but not limited to regulatory approvals; there can be no assurance if or when any of these transactions will be completed.
Prior to the acquisition of KKR Capstone on January 1, 2020, (i) KKR Capstone's financial results were consolidated with KKR's financial results in accordance with GAAP, and as such the fees and expenses attributable to KKR Capstone were included in KKR's consolidated revenues and expenses, and (ii) KKR Capstone's financial results were excluded from KKR's non-GAAP financial measures, because KKR presented its non-GAAP financial measures prior to the effect to the consolidation of certain entities that were not subsidiaries of KKR. Following the acquisition of KKR Capstone on January 1, 2020, after-tax distributable earnings includes the net income (loss) from KKR Capstone within realized investment income (loss), which is consistent with the treatment of KKR Capstone in KKR's non-GAAP financial measures for periods prior to the acquisition of KKR Capstone.

For the quarter ended June 30, 2021, total fees attributable to KKR Capstone were $21.0 million, total expenses attributable to KKR Capstone were $16.3 million and income taxes and other income attributable to Capstone were $(0.6) million. For KKR Capstone-related adjustments in reconciling Asset Management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
Realized Investment Income Compensation
The increase in realized investment income compensation for the three months ended June 30, 2021 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized investment income.
Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of June 30, 2021 and March 31, 2021:

	As of
	June 30, 2021	March 31, 2021	Change
	($ in thousands)
Assets Under Management	$428,947,500	$367,453,400	$61,494,100
Fee Paying Assets Under Management	$319,344,200	$288,440,500	$30,903,700
Uncalled Commitments	$112,130,200	$68,988,300	$43,141,900

The following table presents one of our key performance metrics for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Capital Invested	$18,526,100	$6,664,900	$11,861,200

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from March 31, 2021 to June 30, 2021:

($ in thousands)
March 31, 2021	$177,731,100
New Capital Raised	52,225,200
Distributions and Other	(6,462,600)
Change in Value	10,081,600
June 30, 2021	$233,575,300

AUM for the Private Markets business line was $233.6 billion at June 30, 2021, an increase of $55.9 billion, compared to $177.7 billion at March 31, 2021.

The increase was primarily attributable to new capital raised in our North America Fund XIII, Global Infrastructure Investors IV, our core investment strategy, Diversified Core Infrastructure Investors, and Real Estate Partners Europe II, and to a lesser extent, an increase in value of our Private Markets portfolio. These increases were partially offset by distributions to fund investors, primarily as a result of realizations, most notably in North America Fund XI, 2006 Fund, and Global Infrastructure Investors II.
The increase in the value of our Private Markets portfolio was driven primarily by net appreciation of $3.1 billion in Americas Fund XII, $1.7 billion in our core investment strategy and $1.1 billion in Asian Fund III.

For the three months ended June 30, 2021, the value of our private equity investment portfolio increased 9%. This was comprised of a 12% increase in share prices of various publicly held or publicly indexed investments and a 8% increase in value of our privately held investments. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The most significant increases in share prices of various publicly held or publicly indexed investments were increases in AppLovin Corporation (NASDAQ: APP), KnowBe4, Inc. (NASDAQ: KNBE), Darktrace Limited (LSE: DARK), and Hensoldt (FRA: HAG). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which was a decrease in Fiserv, Inc. The prices of publicly held or publicly indexed companies may experience volatile changes following the reporting period.

The most significant increase in value of our privately held investments related to OneStream Software, LLC (technology sector), PetVet Care Centers, LLC, and The Bountiful Company (consumer products sector). These increases in value were partially offset by decreases in value relating primarily to OutSystems Holdings S.A. (technology sector) and Channel Control Merchants (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, (iii) transactional activity related to new rounds of funding, and with respect to The Bountiful Company, an increase in valuation reflecting an agreement to exit this investment. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced from the impact of COVID-19 on the economic outlook and overall market environment.

For the three months ended June 30, 2020, the value of our private equity investment portfolio increased 10%. This was comprised of an 10% increase in value of our privately held investments and a 9% increase in share prices of various publicly held or publicly indexed investments.

The most significant increase in value of our privately held investments related to Internet Brands, Inc., Nature's Bounty Co. (now known as The Bountiful Company), and MYOB Group Limited (technology sector). These increases in value were partially offset by decreases in value relating primarily to Envision Healthcare Corporation (healthcare sector), Apple Leisure Group (hotels/leisure sector), and Goodpack Limited (packaging sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced from the impact of COVID-19 on the economic outlook and overall market environment.

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
Public Markets
The following table reflects the changes in our Public Markets AUM from March 31, 2021 to June 30, 2021:

($ in thousands)
March 31, 2021	$189,722,300
New Capital Raised	6,637,400
Distributions and Other	(3,029,500)
Redemptions	(1,739,200)
Change in Value	3,781,200
June 30, 2021	$195,372,200

AUM in our Public Markets business line totaled $195.4 billion at June 30, 2021, an increase of $5.7 billion compared to $189.7 billion at March 31, 2021.

The increase was primarily attributable to new capital raised from Global Atlantic, new CLO issuances, and our alternative credit investment funds, and to a lesser extent, an increase in value of our Public Markets portfolio. Partially offsetting these increases were distributions to our fund investors and redemptions, primarily in our hedge fund partnerships and certain leveraged credit investment funds.

Subsequent to the quarter ended June 30, 2021, Global Atlantic closed reinsurance transactions to assume reserves representing $16.1 billion of primarily fixed-rate, fixed income annuities and whole life insurance policies. Subsequently, Global Atlantic ceded $9.2 billion of these reserves to other third parties, including $6.7 billion to Ivy Re Limited, the reinsurance subsidiary of an investment vehicle that participates in qualifying reinsurance transactions sourced by Global Atlantic. See also "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from March 31, 2021 to June 30, 2021:

($ in thousands)
March 31, 2021	$109,033,100
New Capital Raised	33,140,100
Distributions and Other	(2,613,900)
Net Changes in Fee Base of Certain Funds	(5,398,100)
Change in Value	775,100
June 30, 2021	$134,936,300

FPAUM in our Private Markets business line was $134.9 billion at June 30, 2021, an increase of $25.9 billion, compared to $109.0 billion at March 31, 2021.

The increase was primarily attributable to new capital raised in our North America Fund XIII, Global Infrastructure Investors IV, Health Care Strategic Growth Fund II, and Real Estate Partners Europe II. These increases were partially offset by (i) net changes in the fee base of Global Infrastructure Investors III, Americas Fund XII, and Health Care Strategic Growth Fund I as a result of these funds entering their post-investment periods, during which we earn fees on invested capital rather than committed capital, and (ii) distributions to our fund investors from realizations in our North America Fund XI and 2006 Fund.

Uncalled capital commitments from Private Markets investment funds from which KKR is currently not earning management fees amounted to approximately $34.8 billion at June 30, 2021, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.1%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur and which may not occur for an extended period of time.  If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Public Markets
The following table reflects the changes in our Public Markets FPAUM from March 31, 2021 to June 30, 2021:

($ in thousands)
March 31, 2021	$179,407,400
New Capital Raised	6,827,200
Distributions and Other	(3,206,000)
Redemptions	(1,737,200)
Change in Value	3,116,500
June 30, 2021	$184,407,900

FPAUM in our Public Markets business line was $184.4 billion at June 30, 2021, an increase of $5.0 billion, compared to $179.4 billion at March 31, 2021.

The increase was primarily attributable to new capital raised from Global Atlantic, new CLO issuances, and our alternative credit investment funds and to a lesser extent, an increase in value of our Public Markets portfolio. Partially offsetting these increases were distributions to fund investors and redemptions primarily in our hedge fund partnerships and certain leveraged credit strategies.

See "—Other Operating and Performance Measures—Assets under Management" above for information about Global Atlantic's reinsurance transactions subsequent to June 30, 2021. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Uncalled capital commitments from Public Markets investment funds from which KKR is currently not earning management fees amounted to approximately $6.8 billion at June 30, 2021. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.8%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Uncalled Commitments

Private Markets

As of June 30, 2021, our Private Markets business line had $102.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $58.9 billion as of March 31, 2021. The increase was primarily attributable to new capital raised, which was partially offset by capital called from fund investors to make investments during the period.

Public Markets

As of June 30, 2021, our Public Markets business line had $10.0 billion of remaining uncalled capital commitments that could be called for investments in new transactions, as compared to $10.1 billion as of March 31, 2021. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was offset by new capital raised in various alternative credit strategies.

Capital Invested
Private Markets Capital Invested
    For the three months ended June 30, 2021, Private Markets had $8.3 billion of capital invested as compared to $5.5 billion for the three months ended June 30, 2020. The increase was driven primarily by a $3.7 billion increase in capital invested in our real assets strategies and a $0.9 billion decrease in capital invested in our private equity strategies (including core and growth equity (including impact) investments). Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the three months ended June 30, 2021, 50% of capital deployed in private equity (including core and growth equity (including impact) investments) was in transactions in North America, 37% was in the Asia-Pacific region, and 13% was in Europe.
Public Markets Capital Invested
For the three months ended June 30, 2021, Public Markets had $10.3 billion of capital invested as compared to $1.2 billion for the three months ended June 30, 2020. The increase was primarily due to (i) capital deployed under our investment management agreements with Global Atlantic's insurance companies and (ii) a higher level of capital deployed across our direct lending and private opportunistic credit strategies. During the three months ended June 30, 2021, 88% of capital deployed was in transactions in North America and 12% of capital deployed was in Europe.
Analysis of Insurance Segment Operating Results

The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the three months June 30, 2021:

Three Months Ended
June 30, 2021
($ in thousands)
Net Investment Income	$759,503
Net Cost of Insurance	(389,932)
General, Administrative and Other	(123,347)
Pre-tax Insurance Operating Earnings	246,224
Income Taxes	(37,476)
Net Income Attributable to Noncontrolling Interests	(81,228)
Insurance Segment Operating Earnings	$127,520

Insurance segment operating earnings

Insurance segment operating earnings were primarily driven by net investment income and stable net cost of insurance.

Insurance segment operating earnings are also impacted by reinsurance transactions. Subsequent to the quarter ended June 30, 2021, Global Atlantic closed reinsurance transactions to assume reserves representing $16.1 billion of primarily fixed-rate, fixed income annuities and whole life insurance policies. Subsequently, Global Atlantic ceded $9.2 billion of these reserves to other third parties, including $6.7 billion to Ivy Re Limited, the reinsurance subsidiary of an investment vehicle that participates in qualifying reinsurance transactions sourced by Global Atlantic.

Net investment income

Net investment income was primarily driven by (i) insurance segment investments and the effective book yield (as determined, in part, by the allocated fair value of the investment portfolio as of February 1, 2021), and (ii) variable investment income from realized gains primarily from the sale of a partnership interest in Talcott Resolution, an insurance holding company. Average insurance segment investments were primarily driven by net inflows of assets from the individual markets and institutional channels. The impact of higher asset balances were offset by lower income primarily due to the negative impact of higher than usual average cash and cash equivalent balances as a result of reinsurance transactions pending reinvestment.
Net cost of insurance
Net cost of insurance was driven primarily by stable liability performance across in-force and new business, offset by favorable adjustments to reserves and policy acquisition costs resulting from higher reserves and insurance intangibles established as part of the purchase accounting for the Global Atlantic acquisition.

General, administrative and other expenses

General and administrative expenses were driven by (i) employee compensation and benefits related expenses, (ii) policy servicing fees, and (iii) technology-related charges.
Income taxes

Insurance segment income tax expense reflects the annual estimated effective tax rate for the insurance segment on an operating basis.
Net Income attributable to non-controlling interests

Income attributable to non-controlling interests represent the portion of the insurance segment adjusted operating earnings held by rollover and co-investors in Global Atlantic.
Analysis of Non-GAAP Performance Measures

The following is a discussion of our Non-GAAP performance measures for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$988,968	$489,018	$499,950
Insurance Segment Operating Earnings	127,520	—	127,520
Distributable Operating Earnings	1,116,488	489,018	627,470

Interest Expense	(64,109)	(50,784)	(13,325)
Preferred Dividends	(8,341)	(8,341)	—
Net Income Attributable to Noncontrolling Interests	(5,414)	(1,002)	(4,412)
Income Taxes Paid	(113,049)	(63,315)	(49,734)
After-tax Distributable Earnings	$925,575	$365,576	$559,999

Distributable Operating Earnings
The increase in distributable operating earnings for the three months ended June 30, 2021 compared to the prior period is primarily due to a higher level of Asset Management segment operating earnings and the addition of our Insurance segment operating earnings in connection with the Global Atlantic acquisition. For a discussion of the Asset Management and Insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results and Analysis of Insurance Segment Operating Results."

Interest Expense
    For the three months ended June 30, 2021 and 2020, interest expense relates primarily to the senior notes outstanding for KKR and KFN.
The increase in interest expense for the three months ended June 30, 2021 compared to the prior period is due primarily to new note issuances subsequent to June 30, 2020.
Income Taxes Paid
    The increase in income taxes paid for the three months ended June 30, 2021 compared to the prior period was primarily due to a higher level of total distributable operating earnings.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the three months ended June 30, 2021 compared to the prior period was due primarily to a higher level of distributable operating earnings, partially offset by an increase in income taxes paid and interest expense, as described above.

The amount of the tax benefit from equity-based compensation included in income taxes paid for three months ended June 30, 2021 and 2020 was $55.2 million and $14.8 million, respectively, and its inclusion in After-tax Distributable Earnings had the effect of increasing this measure by 6% and 4%, respectively.

Analysis of Asset Management Segment Operating Results

The following tables set forth information regarding KKR's Asset Management segment operating results and certain key operating metrics as of and for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Management Fees	$919,862	$673,192	$246,670
Transaction and Monitoring Fees, Net	395,438	179,329	216,109
Fee Related Performance Revenues	24,863	17,688	7,175
Fee Related Compensation	(301,536)	(172,197)	(129,339)
Other Operating Expenses	(204,711)	(160,574)	(44,137)
Fee Related Earnings	833,916	537,438	296,478
Realized Performance Income	789,619	709,998	79,621
Realized Performance Income Compensation	(523,010)	(441,868)	(81,142)
Realized Investment Income	830,136	235,489	594,647
Realized Investment Income Compensation	(124,521)	(28,843)	(95,678)
Asset Management Segment Operating Earnings	$1,806,140	$1,012,214	$793,926

Management Fees

The following table presents management fees by business line for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Management Fees
Private Markets	$605,264	$445,952	$159,312
Public Markets	314,598	227,240	87,358
Total Management Fees	$919,862	$673,192	$246,670

The increase in Private Markets management fees was primarily due to management fees earned from (i) Asian Fund IV and North America Fund XIII which entered their investment periods after the second quarter of 2020, and (ii) Real Estate Partners Europe II due to additional capital raised. These increases were partially offset by a decrease in management fees earned from Asian Fund III as it entered its post-investment period in the third quarter of 2020 and now earns fees based on capital invested rather than capital committed and at a lower fee rate.

The increase in Public Markets management fees was primarily attributable to (i) management fees earned from Global Atlantic during the period February 1, 2021 through June 30, 2021, (ii) the issuance of new CLOs subsequent to June 30, 2020 and (iii) greater overall FPAUM at our direct lending and dislocation opportunities strategies.

Transaction and Monitoring Fees, Net

The following table presents transaction and monitoring fees, net by business line for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Markets	$60,128	$47,907	$12,221
Public Markets	4,172	1,801	2,371
Capital Markets	331,138	129,621	201,517
Total Transaction and Monitoring Fees, Net	$395,438	$179,329	$216,109

Our Capital Markets business line earns transaction fees, which are not shared with fund investors. The increase in transaction fees was primarily due to an increase in the number and average size of capital markets transactions for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Overall, we completed 138 capital markets transactions for the six months ended June 30, 2021, of which 26 represented equity offerings and 112 represented debt offerings, as compared to 78 transactions for the six months ended June 30, 2020, of which 9 represented equity offerings and 69 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.

    Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the six months ended June 30, 2021, approximately 27% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 37% for the six months ended June 30, 2020. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the six months ended June 30, 2021, approximately 44% of our transaction fees were generated outside of North America as compared to approximately 36% for the six months ended June 30, 2020. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Our Private Markets and Public Markets business lines separately earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are required to share all or a portion of such fees with our fund investors.

The increase in Private Markets transaction and monitoring fees, net was primarily attributable to an increase in net transaction fees. During the six months ended June 30, 2021, there were 49 transaction fee-generating investments that paid an average fee of $3.4 million compared to 29 transaction fee-generating investments that paid an average fee of $3.5 million during the six months ended June 30, 2020. For the six months ended June 30, 2021, approximately 45% of these transaction fees were paid by companies in North America, 31% were paid from companies in the Asia-Pacific region, and 24% of these transaction fees were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments.

Public Markets transaction and monitoring fees, net remained relatively flat for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Fee Related Performance Revenues

The following table presents fee related performance revenues by business line for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Fee Related Performance Revenues
Private Markets	$3,253	$2,022	$1,231
Public Markets	21,610	15,666	5,944
Total Fee Related Performance Revenues	$24,863	$17,688	$7,175

Fee related performance revenues earned in our Private Markets and Public Markets business lines represent realized incentive fees that (i) are measured and received from an investment fund, vehicle or account on a recurring basis, and (ii) do not require the realization of the investments held by the investment fund, vehicle or account. These incentive fees are primarily earned from our BDC and our investment in KREF. The increase was primarily due to a higher level of investment income at these incentive fee earning investment vehicles during the six months ended June 30, 2021 as compared to the prior period.

Fee Related Compensation

The increase in fee related compensation for the six months ended June 30, 2021 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within FRE.

Other Operating Expenses

The increase in other operating expenses for the six months ended June 30, 2021 compared to the prior period is primarily due to a higher level of (i) placement fees related to capital raising activities and (ii) professional fees and other administrative costs in connection with the overall growth of the firm. These increases were partially offset by a decrease in travel related expenses as a result of the COVID-19 pandemic.

Fee Related Earnings

The increase in fee related earnings for the six months ended June 30, 2021 compared to the prior period is primarily due to a higher level of management fees and transaction fees, partially offset by a higher level of fee related compensation and operating expenses, as described above.

Realized Performance Income

The following table presents realized performance income by business line for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Realized Performance Income
Private Markets	$756,652	$671,356	$85,296
Public Markets	32,967	38,642	(5,675)
Total Realized Performance Income	$789,619	$709,998	$79,621

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Private Markets
North America Fund XI	$293,459	$122,395	$171,064
2006 Fund	134,385	57,709	76,676
Asian Fund III	110,515	46,347	64,168
Core Investment Vehicles	80,937	57,484	23,453
Co-Investment Vehicles and Other	49,021	11,313	37,708
European Fund IV	43,976	106,873	(62,897)
Global Infrastructure Investors II	36,215	148,882	(112,667)
Real Estate Partners Europe	3,478	—	3,478
Global Infrastructure Investors	3,037	54,729	(51,692)
European Fund III	353	—	353
Asian Fund II	—	60,647	(60,647)
Real Estate Partners Americas	—	4,977	(4,977)
Total Realized Carried Interest (1)	755,376	671,356	84,020

Incentive Fees	1,276	—	1,276
Total Realized Performance Income	$756,652	$671,356	$85,296
(1)The above table excludes any funds for which there was no realized carried interest during both of the periods presented.

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Public Markets
Other Alternative Credit Vehicles	$15,336	$25,740	$(10,404)
Mezzanine Partners	—	9,900	(9,900)
Total Realized Carried Interest (1)	15,336	35,640	(20,304)

Incentive Fees	17,631	3,002	14,629
Total Realized Performance Income	$32,967	$38,642	$(5,675)
(1)The above table excludes any funds for which there was no realized carried interest during both of the periods presented.

Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.

Realized carried interest in our Private Markets business line for the six months ended June 30, 2021 consisted primarily of (i) realized gains from the partial sale of our investments in Endeavor Group Holdings, Inc. and the full sale of our investment in Calabrio, Inc., (ii) a dividend received from our investment in Kokusai Electric Corporation, and (iii) realized performance income from our core investment vehicles.

Realized carried interest in our Private Markets business line for the six months ended June 30, 2020 consisted primarily of realized gains from the strategic sales of Deutsche Glasfaser, Privilege Underwriters, Inc. (financial services sector), LGC Science Group Limited, AlphaTheta Corporation, KCF Technologies Co. Ltd. (industrial sector), realized performance income from our core investment vehicles, and dividends received from our investment in Fiserv, Inc.

Realized carried interest in our Public Markets business line decreased for the six months ended June 30, 2021 compared to the prior period as a result of a lower level of realization activity at our alternative credit investment funds that are eligible to pay carry.

Incentive fees earned in our Public Markets business line consist primarily of incentive fees earned from our hedge fund partnerships.

Realized Performance Income Compensation

The increase in realized performance income compensation for the six months ended June 30, 2021 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.

Realized Investment Income

The following table presents realized investment income in our Principal Activities business line for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$636,473	$43,206	$593,267
Interest Income and Dividends	193,663	192,283	1,380
Total Realized Investment Income	$830,136	$235,489	$594,647
The increase in realized investment income is due to a higher level of net realized gains. The amount of realized investment income depends on the transaction activity of our funds and our subsidiaries, which can vary from period to period.
    For the six months ended June 30, 2021, net realized gains were comprised of realized gains primarily from the partial sales of our Private Markets investments in FanDuel Inc., Fiserv, Inc., BridgeBio Pharma Inc. and Mr. Cooper Group Inc. Partially offsetting these realized gains were realized losses related to certain hedging instruments.
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
    For the six months ended June 30, 2021, interest income and dividends were comprised primarily of (i) $110.9 million of dividend income primarily from distributions received from our real estate investments, including our investment in KREF, as well as distributions received from our Private Markets investments in Kokusai Electric Corporation, Internet Brands, Inc. (technology sector) and US Foods Holding Corp. and (ii) $82.7 million of interest income primarily from our Public Markets investments in CLOs and to a lesser extent other credit investments.
    For the six months ended June 30, 2020, interest income and dividends were comprised of (i) $62.5 million of dividend income from our investment in Fiserv, Inc., (ii) $59.2 million of dividend income from distributions received primarily through our real assets investments, including our investment in KREF and our infrastructure investments and (iii) $70.6 million of interest income which consists primarily of interest that is received from our Public Markets investments, including CLOs and other credit investments, and to a lesser extent our cash balances and investments held at our Capital Markets business line. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
    Prior to the acquisition of KKR Capstone on January 1, 2020, (i) KKR Capstone's financial results were consolidated with KKR's financial results in accordance with GAAP, and as such the fees and expenses attributable to KKR Capstone were included in KKR's consolidated revenues and expenses, and (ii) KKR Capstone's financial results were excluded from KKR's non-GAAP financial measures, because KKR presented its non-GAAP financial measures prior to the effect to the consolidation of certain entities that were not subsidiaries of KKR. Following the acquisition of KKR Capstone on January 1, 2020, after-tax distributable earnings includes the net income (loss) from KKR Capstone within realized investment income (loss), which is consistent with the treatment of KKR Capstone in KKR's non-GAAP financial measures for periods prior to the acquisition of KKR Capstone.
For the six months ended June 30, 2021, total fees attributable to KKR Capstone were $41.1 million, total expenses attributable to KKR Capstone were $35.2 million, and income taxes and other income attributable to Capstone were $(0.9)

million. For KKR Capstone-related adjustments in reconciling Asset Management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
Realized Investment Income Compensation
The increase in realized investment income compensation for the six months ended June 30, 2021 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized investment income.
Other Operating and Performance Measures

The following table presents certain key operating and performance metrics as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020	Change
	($ in thousands)
Assets Under Management	$428,947,500	$251,679,200	$177,268,300
Fee Paying Assets Under Management	$319,344,200	$186,217,000	$133,127,200
Uncalled Commitments	$112,130,200	$66,960,000	$45,170,200

The following table presents one of our key performance metrics for the years ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Capital Invested	$25,417,700	$11,741,000	$13,676,700

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2020 to June 30, 2021:

($ in thousands)
December 31, 2020	$148,689,300
New Capital Raised	59,315,600
Acquisition of Global Atlantic (1)	12,012,400
Distributions and Other	(8,807,100)
Change in Value	22,365,100
June 30, 2021	$233,575,300
(1)Reflects the AUM of Global Atlantic at February 1, 2021.

AUM for the Private Markets business line was $233.6 billion at June 30, 2021, an increase of $84.9 billion, compared to $148.7 billion at December 31, 2020.

The increase was primarily attributable to (i) new capital raised in our North America Fund XIII, Global Infrastructure Investors IV, our core investment strategy, and Real Estate Partners Europe II, (ii) assets we now manage under our investment management agreements with Global Atlantic's insurance companies, and (iii) an increase in value of our Private Markets portfolio. These increases were partially offset by distributions to fund investors, primarily as a result of realizations, most notably in North America Fund XI, 2006 Fund, and Americas Fund XII.
The increase in the value of our Private Markets portfolio was driven primarily by net gains of $9.0 billion in Americas Fund XII, $2.5 billion in our core investment strategy, and $2.3 billion in Asian Fund III.
For the six months ended June 30, 2021, the value of our private equity investment portfolio increased by 28%. This was comprised of a 57% increase in share prices of various publicly held or publicly indexed investment and an 18% increase in value of our privately held investments. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.
The most significant increases in share prices of various publicly held or publicly indexed investments were increases in AppLovin Corporation, Max Healthcare Institute Limited (NSE: MAXHEALTH), Academy Sports & Outdoor Inc., and J.B. Chemicals and Pharmaceuticals Limited. These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which was Fiserv, Inc. The prices of publicly held or publicly indexed companies may experience volatile changes following the reporting period.
The most significant increases in value of our privately held investments related to increases in OneStream Software, LLC, PetVet Care Centers, LLC, Internet Brands, Inc. (technology sector), BrightSpring Health Services, (health care sector) and The Bountiful Company. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Channel Control Merchants and Goodpack Limited. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, (iii) transactional activity related to new rounds of funding, and with respect to The Bountiful Company an increase in valuation reflecting an agreement to exit the investment. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by the impact of COVID-19 on the economic outlook and overall market environment.
For the six months ended June 30, 2020, the value of our private equity investment portfolio decreased 3%. This was comprised of a 17% decrease in share prices of various publicly held or publicly indexed investments and a 1% increase in value of our privately held investments.
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
The most significant increases in value of our privately held investments related to increases in Internet Brands, Inc., AppLovin Corporation, BrightSpring Health Services, and The Nature's Bounty Co. (now known as The Bountiful Company). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Magneti Marelli (industrial sector), oil and gas assets held in our energy income and growth portfolio, Envision Healthcare Corporation, and Apple Leisure Group. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to an increase in the value of market comparables and to a lesser extent individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook, both influenced by the impact of COVID-19 on the economic outlook and overall market environment.
Public Markets
The following table reflects the changes in our Public Markets AUM from December 31, 2020 to June 30, 2021:

($ in thousands)
December 31, 2020	$102,989,900
New Capital Raised	14,111,600
Acquisition of Global Atlantic (1)	85,490,800
Distributions and Other	(5,630,500)
Redemptions	(5,467,900)
Change in Value	3,878,300
June 30, 2021	$195,372,200
(1)Reflects the AUM of Global Atlantic at February 1, 2021.

AUM in our Public Markets business line totaled $195.4 billion at June 30, 2021, an increase of $92.4 billion compared to AUM of $103.0 billion at December 31, 2020.

The increase was primarily attributable to (i) assets we now manage under our investment management agreements with Global Atlantic's insurance companies (ii) new capital raised from Global Atlantic since February 1, 2021, new CLO issuances, and our hedge fund partnerships and (iii) to a lesser extent, an increase in value of our Public Markets portfolio. Partially offsetting these increases were redemptions, primarily in our hedge fund partnerships and certain leveraged credit strategies and distributions to fund investors.

See "—Other Operating and Performance Measures—Assets under Management" above for information about Global Atlantic's reinsurance transactions subsequent to June 30, 2021. See also "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2020 to June 30, 2021:

($ in thousands)
December 31, 2020	$94,195,900
New Capital Raised	37,433,500
Acquisition of Global Atlantic (1)	12,012,400
Distributions and Other	(3,735,000)
Net Changes in Fee Base of Certain Funds	(5,398,100)
Change in Value	427,600
June 30, 2021	$134,936,300
(1)Reflects the FPAUM of Global Atlantic at February 1, 2021.

FPAUM in our Private Markets business line was $134.9 billion at June 30, 2021, an increase of $40.7 billion, compared to $94.2 billion at December 31, 2020.

The increase was primarily attributable to (i) new capital raised in our North America Fund XIII, Global Infrastructure Investors IV and Health Care Strategic Growth Fund II and (ii) assets we now manage under our investment management agreements with Global Atlantic. These increases were partially offset by (i) net changes in the fee base of Global Infrastructure Investors III, Americas Fund XII and Health Care Strategic Growth Fund I as a result of these funds entering their post-investment periods, during which we earn fees on invested capital rather than committed capital, and (ii) distributions primarily relating to realizations in our 2006 Fund, Global Infrastructure Investors II, and North America Fund XI.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from December 31, 2020 to June 30, 2021:

($ in thousands)
December 31, 2020	$92,021,100
New Capital Raised	14,476,400
Acquisition of Global Atlantic (1)	85,490,800
Distributions and Other	(6,277,700)
Redemptions	(3,868,500)
Change in Value	2,565,800
June 30, 2021	$184,407,900
(1)Reflects the FPAUM of Global Atlantic at February 1, 2021.

FPAUM in our Public Markets business line was $184.4 billion at June 30, 2021, an increase of $92.4 billion compared to $92.0 billion at December 31, 2020.

The increase was primarily due to (i) assets we now manage under our investment management agreements with Global Atlantic's insurance companies and (ii) new capital raised from Global Atlantic, new CLO issuances, and our alternative credit investment funds and to a lesser extent, an increase in value of our Public Markets portfolio. Partially offsetting these increases were distributions to fund investors and redemptions primarily in our hedge fund partnerships and certain leveraged credit strategies.
See "—Other Operating and Performance Measures—Assets under Management" above for information about Global Atlantic's reinsurance transactions subsequent to June 30, 2021. See also "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Uncalled Commitments
Private Markets
As of June 30, 2021, our Private Markets business line had $102.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $56.6 billion as of December 31, 2020. The increase was primarily attributable to new capital raised, which was partially offset by capital called from fund investors to make investments during the period. See "—Analysis of Non-GAAP Operating Results—Other Operating and Performance Measures—Assets Under Management—Private Markets" for a detailed discussion on new capital raised for the year ended June 30, 2021.
Public Markets
As of June 30, 2021, our Public Markets business line had $10.0 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $10.3 billion as of December 31, 2020. The decrease was primarily attributable to capital called from fund investors to make investments, which was partially offset by new capital raised in various alternative credit strategies
Capital Invested
Private Markets Capital Invested
    For the six months ended June 30, 2021, Private Markets had $12.2 billion of capital invested as compared to $6.9 billion for the six months ended June 30, 2020. The increase was driven primarily by a $5.1 billion increase in capital invested in our real assets strategies and a $0.2 billion increase in capital invested in our private equity strategies (including core and growth equity (including impact) investments). Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods. During the six months ended June 30, 2021, 54% of capital deployed in private equity (including core and growth equity (including impact) investments) was in transactions in North America, 34% was in the Asia-Pacific region, and 12% was in Europe.
Public Markets Capital Invested
    For the six months ended June 30, 2021, Public Markets had $13.2 billion of capital invested as compared to $4.8 billion for the six months ended June 30, 2020. The increase was primarily due to (i) capital deployed under our investment management agreements with Global Atlantic's insurance companies and (ii) a higher level of capital deployed across our direct lending and dislocation opportunities strategies. During the six months ended June 30, 2021, 88% of capital deployed was in transactions in North America and 12% was in Europe.

Analysis of Insurance Segment Operating Results

The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the six months ended June 30, 2021:

Six Months Ended
June 30, 2021
($ in thousands)
Net Investment Income	$1,205,401
Net Cost of Insurance	(640,151)
General, Administrative and Other	(198,836)
Pre-tax Insurance Operating Earnings	366,414
Income Taxes	(54,102)
Net Income Attributable to Noncontrolling Interests	(121,527)
Insurance Segment Operating Earnings	$190,785

Insurance segment operating earnings

Insurance segment operating earnings were primarily driven by net investment income and stable net cost of insurance.
Insurance segment operating earnings are also impacted by reinsurance transactions. Subsequent to the quarter ended June 30, 2021, Global Atlantic closed reinsurance transactions to assume reserves representing $16.1 billion of primarily fixed-rate, fixed income annuities and whole life insurance policies. Subsequently, Global Atlantic ceded $9.2 billion of these reserves to other third parties, including $6.7 billion to Ivy Re Limited, the reinsurance subsidiary of an investment vehicle that participates in qualifying reinsurance transactions sourced by Global Atlantic.

Net investment income

Net investment income was primarily driven by (i) insurance segment investments and the effective book yield (as determined, in part, by the allocated fair value of the investment portfolio as of February 1, 2021) and (ii) variable investment income from realized gains, primarily from the sale of a partnership interest in Talcott Resolution, an insurance holding company. Average insurance segment investments were primarily driven by inflows of assets from the individual markets and institutional channels. The impact of higher asset balances were offset by lower income primarily due to the negative impact of higher than usual average cash and cash equivalent balances as a result of new reinsurance transactions pending reinvestment.

Net cost of insurance
Net cost of insurance was driven primarily by stable liability performance across in-force and new business offset by favorable adjustments to reserves and policy acquisition costs resulting from higher reserves and insurance intangibles established as part of the purchase accounting for the Global Atlantic acquisition.
General, administrative and other expenses

General and administrative expenses were driven by (i) employee compensation and benefits related expenses, (ii) policy servicing fees, and (iii) technology-related charges.
Income taxes

Insurance segment income tax expense reflects the annual estimated effective tax rate for the insurance segment on an operating basis.
Net Income attributable to non-controlling interests

Income attributable to non-controlling interests represent the portion of the insurance segment adjusted operating earnings held by rollover and co-investors in Global Atlantic.

Analysis of Non-GAAP Performance Measures

The following is a discussion of our Non-GAAP performance measures for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$1,806,140	$1,012,214	$793,926
Insurance Segment Operating Earnings	190,785	—	190,785
Distributable Operating Earnings	1,996,925	1,012,214	984,711

Interest Expense	(121,654)	(98,218)	(23,436)
Preferred Dividends	(16,682)	(16,682)	—
Net Income Attributable to Noncontrolling Interests	(8,606)	(2,091)	(6,515)
Income Taxes Paid	(264,169)	(123,350)	(140,819)
After-tax Distributable Earnings	$1,585,814	$771,873	$813,941

Distributable Operating Earnings
The increase in distributable operating earnings for the six months ended June 30, 2021 compared to the prior period is primarily due to a higher level of Asset Management segment operating earnings and the addition of our Insurance segment operating earnings in connection with the Global Atlantic acquisition. For a discussion of the Asset Management and Insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results and Analysis of Insurance Segment Operating Results."

Interest Expense
    For the six months ended June 30, 2021 and 2020, interest expense relates primarily to the senior notes outstanding for KKR and KFN.
The increase in interest expense for the six months ended June 30, 2021 compared to the prior period is due primarily to new senior note issuances subsequent to June 30, 2020.
Income Taxes Paid
    The increase in income taxes paid for the six months ended June 30, 2021 compared to the prior period was primarily due to a higher level of total distributable operating earnings.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the six months ended June 30, 2021 compared to the prior period was due primarily to a higher level of distributable operating earnings, partially offset by an increase in income taxes paid and interest expense, as discussed above.

The amount of the tax benefit from equity-based compensation included in income taxes paid for six months ended June 30, 2021 and 2020 was $98.2 million and $26.7 million, respectively, and its inclusion in After-tax Distributable Earnings had the effect of increasing this measure by 6% and 3%, respectively.

Book Value
The following tables present information of our calculation of book value as of June 30, 2021 and December 31, 2020:

		As of
		June 30, 2021	December 31, 2020
		($ in thousands)

(+)	Cash and Short-term Investments	$3,630,051	$5,961,083
(+)	Investments	17,573,509	14,991,914
(+)	Net Unrealized Carried Interest (1)	4,333,157	2,625,935
(+)	Other Assets (2)	4,436,503	4,198,641
(+)	Global Atlantic Book Value	3,128,362	—

(-)	Debt Obligations - KKR (excluding KFN and Global Atlantic)	5,138,085	4,688,460
(-)	Debt Obligations - KFN	948,517	948,517
(-)	Tax Liabilities, Net	1,718,241	485,966
(-)	Other Liabilities	1,271,178	857,764
(-)	Noncontrolling Interests	25,808	29,510
(-)	Preferred Stock	155,000	500,000

	Book Value	$23,844,753	$20,267,356

	Book Value Per Adjusted Share	$27.03	$23.09
	Adjusted Shares	882,103,813	877,613,164
(1)The following table provides net unrealized carried interest by business line:

	As of
	June 30, 2021	December 31, 2020
	($ in thousands)
Private Markets Business Line	$4,246,312	$2,560,101
Public Markets Business Line	86,845	65,834
Total	$4,333,157	$2,625,935
(2)Other Assets include KKR's ownership interest in FS/KKR Advisor and minority ownership interests in hedge fund partnerships.
Book value per adjusted share increased 17% from December 31, 2020. The increase was primarily attributable to (i) the net appreciation in the value of our investment portfolio, including investment income from investments held by KKR as well as carried interest from investments held through investment funds, including KKR's private equity, real assets and alternative credit funds, where KKR is entitled to earn carried interest and (ii) after-tax distributable earnings during the period. Partially offsetting this increase was the payment of dividends and the repurchases of our common stock during the period. Also offsetting this increase was an amendment to the definition of book value starting in the quarter ended June 30, 2021, to include the implied amount of tax assets and liabilities attributable to KKR Holdings L.P. as if it was subject to corporate income taxes. The impact of this adjustment was a reduction to book value of $683 million as of June 30, 2021. This adjustment was not applied to prior periods, but had this adjustment been made as of December 31, 2020, book value would have been reduced by $459 million as of such date.
With respect to book value relating to the Asset Management business, for the six months ended June 30, 2021, the value of the Asset Management segment balance sheet portfolio increased 21% and KKR's overall private equity portfolio increased by 28%. The increases in KKR's Asset Management segment balance sheet portfolio and net unrealized carried interest was primarily due to mark-to-market net investment gains. For a further discussion, see "—Unaudited Consolidated Results of Operations (GAAP Basis) - Asset Management—Unrealized Gains and Losses from Investment Activities." For a discussion of the changes in KKR's private equity portfolio, see "—Analysis of Asset Management Segment Operating Results—Assets Under Management." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Performance Measures— After-tax Distributable Earnings" and for more details on factors that impact our business, financial performance, operating results and valuations, see "—Business Environment."

The following table presents the holdings of our investments in Asset Management by asset class as of June 30, 2021 on a segment basis. To the extent investments are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs. For example, we have recognized certain net unrealized losses in our credit investment portfolio held at our India debt finance company, of which we own 50.3% of its equity as of June 30, 2021. As of June 30, 2021, KKR’s 50.3% interest in our India debt finance company had a cost basis of approximately $167 million, comprised of invested capital of $100 million plus reinvested earnings. If the value of our investment is ultimately realized at the current carrying value of $61 million, future realized investment losses of approximately $106 million would be recognized on a segment basis based on valuations as of June 30, 2021, which would reduce after-tax distributable earnings in future periods.

	As of June 30, 2021
	($ in thousands)
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity	$2,766,362	$5,430,763	30.9%
Core Private Equity	1,977,599	4,150,666	23.6%
Growth	515,646	1,877,627	10.7%
Private Equity, Core & Growth Total	5,259,607	11,459,056	65.2%

Energy	810,263	898,109	5.1%
Real Estate	1,293,338	1,529,090	8.7%
Infrastructure	579,964	683,346	3.9%
Real Assets Total	2,683,565	3,110,545	17.7%

Leveraged Credit	978,214	984,808	5.6%
Alternative Credit	852,236	924,709	5.3%
Credit Total	1,830,450	1,909,517	10.9%

Other	1,167,450	1,094,391	6.2%

Total Investments	$10,941,072	$17,573,509	100.0%

	June 30, 2021
	($ in thousands)
Significant Investments: (2)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
USI, Inc.	$531,425	$1,090,907	6.2%
Fiserv, Inc. (NASDAQ: FISV)	448,516	975,160	5.5%
PetVet Care Centers, LLC	243,188	851,159	4.8%
BridgeBio Pharma, Inc. (NASDAQ: BBIO)	63,821	751,748	4.3%
Heartland Dental, LLC	320,626	705,377	4.0%
Total Significant Investments	1,607,576	4,374,351	24.9%

Other Investments	9,333,496	13,199,158	75.1%
Total Investments	$10,941,072	$17,573,509	100.0%

(1)Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority ownership of subsidiaries that operate KKR's businesses, including the general partner interests of KKR's investment funds and Global Atlantic's insurance companies.
(2)Significant Investments include the top five investments based on their fair values as of June 30, 2021. Significant Investments exclude (i) investments expected to be syndicated, (ii) investments expected to be transferred in connection with a new fundraising, and (iii) investments in funds and other entities that are owned by one or more third parties and established for the purpose of making investments. Accordingly, this list of Significant Investments should not be relied upon as a substitute for information about the asset class exposure of KKR's balance sheet. For information about the asset class exposure of KKR's balance sheet see "—Our Business—Principal Activities" for the "Holdings by Asset Class" pie chart. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

With respect to KKR's book value relating to its insurance business, KKR includes Global Atlantic's book value, which consists of KKR's pro rata equity interest in Global Atlantic on a GAAP basis, excluding (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance embedded derivative balances and related assets, net of deferred acquisition costs and income tax. KKR believes this presentation of Global Atlantic's book value is comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic's industry. As of June 30, 2021, Global Atlantic Book Value was $3.1 billion. For more information about the composition and credit quality of Global Atlantic's investments on a consolidated basis, please see "--Global Atlantic's Investment Portfolio" below.
Global Atlantic's Investment Portfolio
As of June 30, 2021, 98% and 85% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC") and nationally recognized statistical rating organizations ("NRSROs"), respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of June 30, 2021 were Corporate, RMBS and U.S. state, municipal and political subdivisions securities, comprising 35%, 8% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 97%, 95% and 100% of Global Atlantic's Corporate, RMBS and U.S. state, municipal and political subdivisions securities, respectively, were investment grade according to NAIC ratings and 97%, 37% and 100% of its Corporate, RMBS and U.S. state, municipal and political subdivisions securities, respectively, were investment grade according to NRSRO ratings as of June 30, 2021. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's AFS fixed maturity portfolio consisting of floating rate assets was 33% as of June 30, 2021.
Within the funds withheld receivable at interest portfolio 96% of the fixed maturity securities were investment grade by NAIC designation as of June 30, 2021.
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
Consistent with the NAIC Process and Procedures Manual, an NRSRO rating was assigned based on the following criteria: (i) the equivalent S&P rating where the security is rated by one NRSRO; (ii) the equivalent S&P rating of the lowest NRSRO when the security is rated by two NRSROs; and (iii) the equivalent S&P rating of the second lowest NRSRO if the security is rated by three or more NRSROs. If the lowest two NRSROs’ ratings are equal, then such rating will be the assigned rating. NRSROs’ ratings available for the periods presented were S&P, Fitch, Moody’s, DBRS, Inc. and Kroll Bond Rating Agency, Inc. If no rating is available from a rating agency, then an internally developed rating is used.
Substantially all of the AFS fixed maturity securities portfolio, 98% as of June 30, 2021, was invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 2% as of June 30, 2021. Pursuant to Global Atlantic's investment guidelines, it actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.
As of June 30, 2021, the non-rated AFS fixed-maturity securities include $9.4 million of private placement securities for which Global Atlantic has not sought individual ratings from the NRSROs.

Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of June 30, 2021, 58% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities.
As of June 30, 2021, 97% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade, and 97% is rated NRSROs investment grade.
Residential mortgage-backed securities
As of June 30, 2021, 14% of the AFS fixed maturity securities portfolio was invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, we would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.
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
As of June 30, 2021, 92% of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 designation. As of June 30, 2021, Alt-A, Option ARM, Re-Performing and Sub-prime represent 40%, 26%, 13% and 11% of the total RMBS portfolio ($8.2 billion), respectively.
Unrealized gains and losses for AFS fixed maturity securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Certain of the AFS fixed maturity securities have experienced changes in fair value that Global Atlantic considers to be temporary in nature. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of June 30, 2021, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $39 million based on NRSRO rating and $14.5 million based on NAIC ratings.
Mortgage and other loan receivables - Credit quality indicators
Mortgage and other loan receivables consist of commercial and residential mortgage loans, and other loan receivables. As of June 30, 2021, 20% of Global Atlantic's total investments consisted of mortgage and other loan receivables. Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine real estate loans, residential mortgage loans, consumer loans, and other loan receivables.
Global Atlantic's commercial mortgage loans may also be rated based on NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of June 30, 2021, 93% of the commercial mortgage loan portfolio was rated investment grade based on NAIC designation. 100% of the commercial mortgage loan portfolio is in current status.
As of June 30, 2021, 93% of the residential mortgage loan portfolio is in current status, and approximately $220.6 million is over 90 days past due (representing 4% of the total residential mortgage portfolio).
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. Approximately 86% of the commercial mortgage loans has a loan-to-value ratio of 70% or less, and a nominal amount has loan-to-value ratio over 90%.
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

The weighted average loan-to-value ratio for residential mortgage loans was 71% as of June 30, 2021.
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
Reconciliations to GAAP Measures
    The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures for the three and six months ended June 30, 2021 and 2020:
Revenues

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	($ in thousands)
Total GAAP Revenues	$3,136,181	$1,331,994	$7,699,187	$330,489
Insurance GAAP Revenues	(935,262)	—	(2,320,310)	—
Impact of Consolidation and Other	133,840	98,476	257,288	193,505
Capital Allocation-Based Income (GAAP)	(1,525,393)	(938,521)	(4,210,040)	443,556
Realized Carried Interest	605,570	345,665	770,712	706,996
Realized Investment Income	368,863	90,325	830,136	235,489
Insurance Segment Management Fees	38,908	—	61,838	—
Capstone Fees	(21,028)	(17,195)	(41,108)	(38,113)
Expense Reimbursements	(60,056)	(28,002)	(87,785)	(56,226)
Total Asset Management Segment Revenues	$1,741,623	$882,742	$2,959,918	$1,815,696

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders (GAAP)	$1,277,672	$698,628	$2,921,917	$(590,237)
Preferred Stock Dividends	37,603	8,341	63,194	16,682
Net Income (Loss) Attributable to Noncontrolling Interests	2,947,599	1,244,196	5,193,130	(1,703,233)
Income Tax Expense (Benefit)	343,667	206,264	782,406	(154,415)
Income (Loss) Before Tax (GAAP)	$4,606,541	$2,157,429	$8,960,647	$(2,431,203)
Impact of Consolidation and Other	(2,143,586)	(634,995)	(3,522,153)	1,398,014
Equity-based Compensation - KKR Holdings	10,536	21,098	26,970	41,794
Preferred Stock Dividends	(8,341)	(8,341)	(16,682)	(16,682)
Income Taxes Paid	(113,049)	(63,315)	(264,169)	(123,350)
Asset Management Adjustments:
Unrealized Carried Interest	(851,976)	(478,027)	(2,960,994)	1,181,913
Net Unrealized Gains (Losses)	(975,378)	(867,581)	(2,292,022)	1,106,950
Unrealized Performance Income Compensation	373,091	199,375	1,269,998	(476,499)
Strategic Corporate Transaction-Related Charges	5,260	—	10,135	—
Equity-based Compensation	43,947	38,264	93,708	87,598
Equity-based Compensation - Performance based	17,495	1,669	32,051	3,338
Insurance Adjustments:
Net Gains (Losses) from Investments and Derivatives	(30,152)	—	259,083	—
Strategic Corporate Transaction-Related Charges	7,197	—	12,016	—
Equity-based and Other Compensation	16,564	—	23,975	—
Amortization of Acquired Intangibles	4,902	—	7,353	—
Income Taxes	(37,476)	—	(54,102)	—
After-tax Distributable Earnings	$925,575	$365,576	$1,585,814	$771,873
Interest Expense	64,109	50,784	121,654	98,218
Preferred Stock Dividends	8,341	8,341	16,682	16,682
Net Income Attributable to Noncontrolling Interests	5,414	1,002	8,606	2,091
Income Taxes Paid	113,049	63,315	264,169	123,350
Distributable Operating Earnings	$1,116,488	$489,018	$1,996,925	$1,012,214
Insurance Segment Operating Earnings	(127,520)	—	(190,785)	—
Realized Performance Income	(618,310)	(346,866)	(789,619)	(709,998)
Realized Performance Income Compensation	413,024	216,590	523,010	441,868
Realized Investment Income	(368,863)	(90,325)	(830,136)	(235,489)
Realized Investment Income Compensation	55,330	11,239	124,521	28,843
Fee Related Earnings	$470,149	$279,656	$833,916	$537,438
Insurance Segment Operating Earnings	127,520	—	190,785	—
Realized Performance Income	618,310	346,866	789,619	709,998
Realized Performance Income Compensation	(413,024)	(216,590)	(523,010)	(441,868)
Realized Investment Income	368,863	90,325	830,136	235,489
Realized Investment Income Compensation	(55,330)	(11,239)	(124,521)	(28,843)
Depreciation and Amortization	6,029	4,817	12,193	9,621
Adjusted EBITDA	$1,122,517	$493,835	$2,009,118	$1,021,835

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	June 30, 2021	December 31, 2020
	($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	$14,803,001	$12,118,472
Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Impact of Consolidation and Other	(218,392)	520,710
KKR Holdings and Other Exchangeable Securities	8,033,308	6,512,382
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	111,044	—
Book Value	$23,844,753	$20,267,356
The following table provides reconciliations of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	June 30, 2021	December 31, 2020
GAAP Shares of Common Stock Outstanding	583,030,973	572,893,738
Adjustments:
KKR Holdings Units	271,027,751	275,626,493
Other Exchangeable Securities (1)	1,222,489	—
Common Stock - Series C Mandatory Convertible Preferred Stock (2)	26,822,600	29,092,933
Adjusted Shares (3)	882,103,813	877,613,164

Unvested Shares of Common Stock and Other Exchangeable Securities (4)	30,110,513	23,892,201
(1)Consists of vested restricted holdings units granted under our 2019 Equity Incentive Plan, which are exchangeable for shares of KKR & Co. Inc. common stock.
(2)Assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of KKR & Co. Inc. common stock on June 30, 2021 and December 31, 2020.
(3)Amounts exclude unvested equity awards granted under our Equity Incentive Plans.
(4)Represents equity awards granted under our Equity Incentive Plans. The issuance of common stock of KKR & Co. Inc. pursuant to equity awards under our Equity Incentive Plans dilutes KKR common stockholders and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR business. Excludes market condition awards that did not met their market-price based vesting conditions as of June 30, 2021 and December 31, 2020.

Liquidity

We manage our liquidity and capital requirements by (i) focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year, and (ii) maintaining access to sufficient liquidity through various sources. The overall liquidity framework and cash management approach of our insurance business are also based on building an investment portfolio that is cash flow matched, providing cash inflows from insurance assets that meet our insurance companies' expected cash outflows to pay their liabilities. Our primary cash flow activities typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends), as well as through the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products, and other growth initiatives, including acquisitions of other investments, assets, and businesses; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our stockholders and holders of our preferred stock; and (vii) paying borrowings, interest payments, and repayments under credit agreements, our senior and subordinated notes, and other borrowing arrangements. See "—Liquidity—Liquidity Needs—Dividends."

See "—Business Environment" for more details on factors that impact our business, financial performance, operating results and valuations.

Sources of Liquidity

Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) in our insurance business, cash inflows in respect of new premiums, policyholder deposits, reinsurance transactions and funding agreements, including through memberships in Federal Home Loan Banks; (v) realizations on and sales of investments and other assets, including the transfers of investments or other assets for fund formations (including CLOs and other investment vehicles); and (vi) borrowings, including advances under our revolving credit facilities, debt offerings, committed repurchase agreements, uncommitted financing, and other borrowing arrangements. In addition, we may generate cash proceeds from sales of our equity securities.

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of June 30, 2021, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report.

As of June 30, 2021, netting holes in excess of $50 million existed at one of our private equity funds, which was Americas Fund XII of $227 million. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

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

•fund cash operating expenses and contingencies, including litigation matters and guarantees;

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

•support and acquire other assets for our Principal Activities business line, including other businesses, investments and assets, some of which may be required to satisfy risk retention requirements for CLOs (to the extent they may apply); and

•repurchase KKR's common stock or retire equity awards pursuant to the share repurchase program or other securities issued by KKR.

For a discussion of KKR's share repurchase program, see "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Share Repurchases in the First Quarter of 2021."

On February 1, 2021 we funded the $4.7 billion required to acquire Global Atlantic with $2.9 billion of cash from our own balance sheet, with the balance provided by rollover and co-investors. Following the completion of certain post-closing adjustments in June 2021, the purchase price was increased by $58 million pursuant to the merger agreement for the Global Atlantic acquisition.

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

The following table presents our uncalled commitments to our active investment funds and other vehicles as of June 30, 2021:

Uncalled Commitments
Private Markets	($ in thousands)
Core Investment Vehicles	$4,809,800
North America Fund XIII	1,115,300
Asian Fund IV	1,030,100
Global Infrastructure Investors IV	523,000
Diversified Core Infrastructure Fund	319,400
Real Estate Partners Americas III	300,000
Health Care Strategic Growth Fund II	261,500
Americas Fund XII	228,600
Asia Real Estate Partners	214,200
Property Partners Americas	208,900
Real Estate Partners Europe II	200,000
Asian Fund III	197,200
Asia Pacific Infrastructure Investors	196,500
Global Infrastructure Investors III	185,300
Energy Income and Growth Fund II	101,300
Next Generation Technology Growth II	84,200
Health Care Strategic Growth Fund	81,900
European Fund V	66,800
Global Impact Fund	46,700
Real Estate Partners Americas II	35,900
Real Estate Credit Opportunity Partners II	27,800
Other Private Markets Vehicles	540,000
Total Private Markets Commitments	10,774,400

Public Markets
Dislocation Opportunities Fund	220,000
Lending Partners Europe II	33,400
Special Situations Fund II	25,400
Private Credit Opportunities Partners II	16,900
Lending Partners Europe	9,000
Lending Partners III	6,200
Other Public Markets Vehicles	496,200
Total Public Markets Commitments	807,100

Total Uncalled Commitments	$11,581,500
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments with respect to (i) the purchase of investments and other assets primarily in our Principal Activities business line and (ii) underwriting transactions, debt financing, and syndications in our capital markets business line. As of June 30, 2021, these commitments amounted to $524.9 million and $1,109.8 million, respectively.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has arrangements with third parties, which reduce our risk when underwriting certain debt transactions, and thus our unfunded commitments as of June 30, 2021 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
On January 14, 2020, KKR committed to invest up to an additional $150 million in our India debt finance company to support its alternative credit business in India. As of June 30, 2021, none of the $150 million commitment has been invested.

Tax Receivable Agreement
We may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings, which may result in an increase in our tax basis of the assets of KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former limited partners who have exchanged KKR Holdings units for KKR's common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the agreement. As of June 30, 2021, an undiscounted payable of $237.8 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2021, approximately $50.2 million of cumulative cash payments have been made under the tax receivable agreement.
Dividends
A dividend of $0.145 per share of our common stock has been declared for the quarter ended June 30, 2021, which will be paid on August 31, 2021 to holders of record of our common stock as of the close of business on August 16, 2021.
On June 15, 2021, KKR redeemed all of its Series A Preferred Stock at a redemption price per share equal to the $25.00 liquidation preference plus declared and unpaid dividends, which amounted to $350.8 million.
A dividend of $0.406250 per share of Series B Preferred Stock has been declared and set aside for payment on September 15, 2021 to holders of record of Series B Preferred Stock as of the close of business on September 1, 2021.
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and set aside for payment on September 15, 2021 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on September 1, 2021.
On August 3, 2021, KKR provided notice to holders of its outstanding Series B Preferred Stock that it has elected to redeem in full such series of preferred stock on September 15, 2021 at a redemption price per share equal to the $25.00 liquidation preference plus declared and unpaid dividends, if any.
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

Other Liquidity Needs
From time to time, we fund various underwriting, syndication and fronting commitments in our capital markets business in connection with the arranging or underwriting of loans, securities or other financial instruments, for which we may draw all or substantially all of our availability for borrowings under our available credit facilities. We generally expect these borrowings by our capital markets business to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment.
Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we (including Global Atlantic) and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. Contractual arrangements include (1) commitments to fund the purchase of investments or other assets (including obligations to fund capital commitments as the general partner of our investment funds) or to fund collateral for derivative transactions or otherwise, (2) obligations arising under our senior notes, subordinated notes, and other indebtedness, (3) commitments by our capital markets business to underwrite transactions or to lend capital, (4) obligations arising under insurance policies written, (5) other contractual obligations, including servicing agreements with third-party administrators for insurance policy administration, and (6) commitments to fund the business, operations or investments of our subsidiaries.

We may incur contingent liabilities for claims that may be made against us in the future. We enter into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of our investment funds and KKR have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for violations of bankruptcy remoteness restrictions and for fraud, willful misconduct and other wrongful acts, each in connection with the financing of (i) certain real estate investments that we have made, including KKR's corporate real estate, and (ii) certain investment vehicles we manage or sponsor. KKR has also (i) provided credit support regarding repayment and funding obligations to third party lenders to certain of its employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and a levered investment vehicle and (ii) provided credit support to one of our hedge fund partnerships. We have also indemnified employees and non-employees against potential liabilities, in connection with their service as described under "Certain Relationships and Related Transactions, and Director Independence—Indemnification of Directors, Officers and Others" in our Annual Report. In addition, we have also provided credit support to certain of our subsidiaries' obligations in connection with certain investment vehicles or partnerships that we manage. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions. KKR has also agreed to cause various of its general partners to fund their capital commitments to their funds and to be liable for such general partners' compliance with certain covenants, including limitations on their incurrence of certain kinds of indebtedness. In addition, we have also agreed for certain of our investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $116 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).

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
GMDB and GMWB sensitivities
As of June 30, 2021, the GMDB and GMWB liability balance totaled $986.3 million. As of June 30, 2021, the liability balances for GMDB were $22.9 million for fixed-indexed annuities and $22.7 million for variable annuities. As of June 30, 2021, the liability balances for GMWB were $940.7 million for fixed-indexed annuities. The increase (decrease) to the GMDB and GMWB liability balance as a result of hypothetical changes in projected assessments, equity market prices, and annual equity growth is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

June 30, 2021
($ in thousands)
Balance	$986,262
Hypothetical change:
'+10% future assessments(1)	(13,933)
'-10% future assessments(1)	15,101
+10% equity market prices	(11,683)
-10% equity market prices	10,801
1% lower annual equity growth	2,068
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

Valuation of embedded derivatives – Fixed-indexed annuities
Fixed-indexed annuity contracts allow the policyholder to elect a fixed interest rate of return or a market indexed strategy where interest credited is based on the performance of an index, such as the S&P 500 Index, or other indexes. The market indexed strategy is an embedded derivative, similar to a call option. The fair value of the embedded derivative is computed as the present value of benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which include assumptions for expected index credits, future equity option costs, volatility, interest rates, and policyholder behavior. The projections of minimum guaranteed contract values include the same assumptions for policyholder behavior as are used to project policy contract values. The embedded derivative cash flows are discounted using a risk-free interest rate increased by a non-performance risk spread tied to Global Atlantic's own credit rating.
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
Global Atlantic has issued variable annuity contracts with GMDB features. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts, valued at $548.4 million as June 30, 2021. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using U.S. Treasury rates plus an adjustment for its own company credit risk.
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
As of June 30, 2021, the embedded derivative liability balance totaled $1,412.9 million for fixed-indexed annuities, $495.3 million for indexed universal life and $107.2 million for variable annuities. As of June 30, 2021, variable annuities accounted for using the fair value option was $548.4 million. The increase (decrease) to the embedded derivatives on fixed-indexed annuity, indexed universal life, and variable annuity products as a result of hypothetical changes in interest rates, non-performance risk premium, and equity market prices is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	June 30, 2021
	FIA	IUL	VA	VA (FVO)
($ in thousands)
Balance	$1,412,893	$495,353	$107,228	$548,377

Hypothetical change:
+50 bps interest rates	(29,330)	(5,654)	(70,168)	(32,791)
-50 bps interest rates	30,392	5,691	85,993	32,791
'+50bps non-performance risk premium	(29,330)	(5,654)	(35,013)	(21,492)
'-50bps non-performance risk premium	30,392	5,692	35,013	21,492
+10% equity market prices	340,920	38,973	(49,999)	(24,570)
-10% equity market prices	(290,282)	(73,263)	65,329	29,651
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
As of June 30, 2021, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $23.3 million net asset ($78.5 million in funds withheld receivables at interest, and $55.2 million in funds withheld payable at interest.) The increase (decrease) to the balance as a result of hypothetical changes in credit spreads and interest rates is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other factors that impact the embedded derivative balance for modified coinsurance or funds withheld arrangements.

	June 30, 2021
	Embedded derivative on funds withheld receivable at interest	Embedded derivative on funds withheld payable at interest
($ in thousands)
Balance	$78,450	$55,172
Hypothetical change:
+50 bps credit spreads	(67,092)	(404,430)
-50 bps credit spreads	67,092	404,430
+50 bps interest rates	(27,183)	(373,020)
-50 bps interest rates	35,890	373,020
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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at June 30, 2021 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of June 30, 2021, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 37%, 49%, and 14%, respectively.
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
For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments in Public Markets, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of June 30, 2021, less than 4% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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
Level III investments held by Global Atlantic are valued on the basis of pricing services, reputable broker-dealers or internal models. Global Atlantic performs a quantitative and qualitative analysis and review of the information and prices received from independent pricing services as well as broker-dealers to verify that it represents a reasonable estimate of fair value. For all the internally developed models, Global Atlantic seeks to verify the reasonableness of fair values by analyzing the inputs and other assumptions used. As of June 30, 2021, approximately 57% of these investments were priced via external sources, while approximately 43% were valued on the basis of internal models. When valuations are approved by Global Atlantic's management, the valuations of its Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
As of June 30, 2021, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of June 30, 2021, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of June 30, 2021, investments which represented greater than 5% of total non-GAAP investments consisted of USI, Inc. and Fiserv, Inc. valued at $1,090.9 million and $975.2 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Fiserv, Inc. and BridgeBio Pharma Inc. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.

Recently Issued Accounting Pronouncements
For a full discussion of recently issued accounting pronouncements, see Note 2 "Summary of Significant Accounting Policies" to the financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The acquisition of Global Atlantic on February 1, 2021 added certain risks to KKR, some of which represent incremental exposure to risks existing prior to the Global Atlantic acquisition, and some of which represent new risks. For additional information, please refer to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 10, 2021. For a discussion of current market conditions and uncertainties resulting from COVID-19, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
As discussed in Note 3 of our financial statements included elsewhere in this report, we acquired Global Atlantic on February 1, 2021. We are in the process of evaluating the internal controls of Global Atlantic. However, as permitted by related SEC staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Global Atlantic was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. In the aggregate, Global Atlantic represented approximately 60% of our total consolidated assets and approximately 30% of our total consolidated revenues as of and for the three and six months ended June 30, 2021.
Changes in Internal Control Over Financial Reporting
    No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the six months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we acquired Global Atlantic on February 1, 2021. We are in the process of reviewing the internal control structure of Global Atlantic and, if necessary, will make appropriate changes as we continue to integrate Global Atlantic into our overall internal control over financial reporting process.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Share Repurchases in the Second Quarter of 2021
    Under the repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect unless the program is not extended after the maximum approved dollar amount has been completely spent. As of May 7, 2021, the current program will be extended before the current maximum approved dollar amount will be completely spent. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.
    In addition to the repurchases of common stock described above, subsequent to May 3, 2018, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans. From October 27, 2015 through June 30, 2021, KKR has paid approximately $513 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of common stock or its equivalent upon the vesting of equity awards representing 21.5 million shares of common stock. Of these amounts, equity awards representing 11.0 million shares of common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the second quarter of 2021, 1.2 million shares of common stock were repurchased, and 1.0 million equity awards were retired. From inception of the repurchase program in 2015 through June 30, 2021, we have repurchased or retired a total of approximately 65.5 million shares of common stock under the program at an average price of approximately $21.49 per share.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2021 to April 30, 2021)	78,704	$49.22	53,864,100	$280,107
Month #2 (May 1, 2021 to May 31, 2021)	639,362	$56.07	54,503,462	$243,340
Month #3 (June 1, 2021 to June 30, 2021)	448,371	$55.40	54,951,833	$218,499
Total through June 30, 2021	1,166,437

(1) Amounts have been reduced by retirements of equity awards occurring after May 3, 2018. On May 6, 2020, KKR announced the increase to the total available amount under the repurchase program to $500 million.

Other Equity Securities
    During the second quarter of 2021, 2,339,961 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of shares of our common stock. This resulted in an increase in our ownership of KKR Group Partnership and a corresponding decrease in the ownership of KKR Group Partnership by KKR Holdings. In August 2021, approximately 1.7 million KKR Group Partnership Units are expected to be exchanged by KKR Holdings into an equal number of shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
    Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION
Corporate Credit Agreement

On August 4, 2021, KKR Group Partnership L.P. and Kohlberg Kravis Roberts & Co. L.P. (collectively, the “Borrowers”) entered into and closed on a Second Amended and Restated Credit Agreement (the “New Corporate Credit Agreement”) by and among the Borrowers, the guarantors from time to time party thereto, the lending institutions from time to time party thereto and HSBC Bank USA, National Association, as Administrative Agent, which amends and restates in its entirety the Amended and Restated Credit Agreement, dated as of December 7, 2018, by and among the Borrowers, the guarantors from time to time party thereto, the lending institutions from time to time party thereto and HSBC Bank USA, National Association, as Administrative Agent.

The New Corporate Credit Agreement provides the Borrowers with a senior unsecured multicurrency revolving credit facility (the New Corporate Credit Facility”) in an aggregate principal amount of $1.00 billion, as of the closing date, with the option to request an increase in the facility amount of up to an additional $500 million, for an aggregate principal amount of $1.50 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The New Corporate Credit Facility is a five-year facility, scheduled to mature on August 4, 2026, with the Borrowers’ option to extend the maturity date, subject to the consent of the applicable lenders, and the Borrowers may prepay, terminate or reduce the commitments under the New Corporate Credit Facility at any time without penalty. Borrowings under the New Corporate Credit Facility are available for general corporate purposes. Interest on borrowings in U.S. dollars under the New Corporate Credit Facility will be based on either London Interbank Offered Rate ("LIBOR") or alternate base rate, with the applicable margin per annum based on a corporate ratings-based pricing grid ranging from 56.5 basis points to 110 basis points for LIBOR borrowings. The New Corporate Credit Agreement contains transitional language to SOFR in anticipation of the phase out of LIBOR. The Borrowers have agreed to pay a facility fee on the total commitments at a rate per annum also based on a corporate ratings-based pricing grid ranging from 6 basis points to 15 basis points. Borrowings under the New Corporate Credit Facility are guaranteed by KKR & Co. Inc. and any entity (other than the Borrowers) that guarantees certain specified senior notes of KKR & Co. Inc.’s financing subsidiaries.

Certain other terms of the New Corporate Credit Agreement include:

•financial covenants that require KKR & Co. Inc. and its subsidiaries to maintain a maximum leverage ratio (excluding the indebtedness of KKR Financial Holdings LLC and The Global Atlantic Financial Group LLC and their respective subsidiaries) of not greater than 4.0x fee and yield EBITDA and to maintain at least $100 billion in fee paying assets under management;

•customary affirmative covenants and certain negative covenants, including a limitation on the ability of the Borrowers and the guarantors to, among other things, pledge the stock of their subsidiaries; and

•customary events of default, upon the occurrence of which the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments.

GA Revolving Credit Agreement

On August 4, 2021, Global Atlantic Financial Limited ("GAFL"), as guarantor, and Global Atlantic (Fin) Company ("GA FinCo'), as borrower, entered into and closed on a Credit Agreement (the “New GA Credit Agreement”) by and among GA FinCo, as borrower, GAFL, as guarantor, the additional guarantors from time to time party thereto, the lending institutions from time to time party thereto, and Wells Fargo Bank, N.A., as Administrative Agent. Concurrent with the closing of the New GA Revolving Credit Agreement, Global Atlantic's prior Credit Agreement due May 2023 was terminated.

The GA Revolving Credit Agreement provides GA FinCo with a senior unsecured revolving credit facility (the “New GA Credit Facility”) in an aggregate principal amount of $1.00 billion, as of the closing date, with the option to request an increase in the facility amount of up to an additional $250 million, for an aggregate principal amount of $1.25 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The New GA Credit Facility includes a sub-facility of up to $500 million for letters of credit, which may be collateralized at GA FinCo’s option. The New GA Credit Facility is a five-year facility, scheduled to mature on August 4, 2026, with GA FinCo’s option to extend the maturity date for up to two one-year extensions, subject to the consent of the applicable lenders, and GA FinCo may prepay, terminate or reduce the commitments under the New GA Credit Facility at any time without penalty. Borrowings under the New GA Credit Facility are available for general corporate purposes. Interest on borrowings under the New GA Credit Facility will be based on either LIBOR or an alternative base rate, with the applicable margin per annum based on a corporate ratings-based pricing grid ranging from 112.5 basis points to 200 basis points for LIBOR borrowings. The New GA Credit Agreement contains transitional language to SOFR in anticipation of the phase out of LIBOR. GA FinCo has agreed to pay a commitment fee on any unfunded committed balance at a rate per annum also based on a corporate ratings pricing grid ranging from 12.5 basis points to 32.5 basis points. Borrowings under the New GA Credit Facility are guaranteed by GAFL and any subsidiary guarantor that may be a designated subsidiary from time to time as provided in the New GA Credit Agreement.

Certain other terms of the New GA Credit Agreement include:

•financial covenants that GAFL’s consolidated debt to total capitalization, as defined in the New GA Credit Agreement, cannot be more than 35%, and that GAFL’s consolidated net worth determined in accordance with GAAP cannot be less than 70% of the value of GAFL’s consolidated net worth as of June 30, 2021, plus 50% of net income since June 20, 2021;

•customary affirmative covenants and certain negative covenants, including a limitation on the ability of GA FinCo and GAFL and certain of their respective subsidiaries to, among other things, pledge the stock of their insurance subsidiaries; and

•customary events of default, upon the occurrence of which the lenders will have, among other things, the ability to accelerate all outstanding loans thereunder and terminate the commitments.

On August 4, 2021, KKR Management LLP, the sole holder of KKR & Co. Inc.’s Series I preferred stock, consented to the New Corporate Credit Agreement and the New GA Credit Agreement, pursuant to Section 15.04(a) of the Amended and Restated Certificate of Incorporation of KKR & Co. Inc.

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
10.1
Second Amended and Restated Credit Agreement, dated as of August 4, 2021, among Kohlberg Kravis Roberts & Co. L.P., KKR Group Partnership L.P., the Guarantors party thereto from time to time, the Lenders party thereto from time to time, and HSBC Bank USA, National Association, as Administrative Agent.

10.2 †
Credit Agreement, dated as of August 4, 2021, among Global Atlantic Financial Limited, Global Atlantic (Fin) Company, the Guarantors party thereto from time to time, the Lenders from time to time party thereto, Wells Fargo Bank, N.A., as Administrative Agent, and the other agents and arrangers party thereto.

22.1	Subsidiary Issuer of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 10, 2021).
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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and June 30, 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and June 30, 2020; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2021 and June 30, 2020, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	August 6, 2021