Form 10-Q
period 2021-09-30
KKR & Co. Inc.
filed 2021-11-05
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2021, there were 585,009,228 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarter Ended September 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "think," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of dividends on common or preferred stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of common stock pursuant to its repurchase program; expansion and growth opportunities and other synergies resulting from acquisitions, reorganizations or strategic partnerships; and the timing and completion of the transactions contemplated by the Reorganization Agreement (as defined below) may constitute forward-looking statements. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Risk Factors" in this report. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

In this report, references to "KKR," "we," "us" and "our" refer to KKR & Co. Inc. and its subsidiaries, including The Global Atlantic Financial Group LLC ("TGAFG" and, together with its subsidiaries, "Global Atlantic"), unless the context requires otherwise.

On January 1, 2020, KKR completed an internal reorganization (the "Reorganization"), which was undertaken to, among other purposes, simplify KKR's internal structure. In the Reorganization, KKR Management Holdings L.P. and KKR International Holdings L.P., which were former intermediate holdings companies for KKR's business, were combined with another intermediate holding company, KKR Fund Holdings L.P., which changed its name to KKR Group Partnership L.P. ("KKR Group Partnership") and became the sole intermediate holding company for KKR's business. On May 8, 2020, we amended and restated our certificate of incorporation and our bylaws to, among other things, rename Class A common stock of KKR & Co. Inc. as common stock, and reclassify Class B common stock and Class C common stock of KKR & Co. Inc. into Series I preferred stock and Series II preferred stock, respectively (the "Reclassification"). References to "KKR Group Partnership" for periods prior to the Reorganization mean KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, and references to "KKR Group Partnership" for periods following the Reorganization mean KKR Group Partnership L.P. References to a "KKR Group Partnership Unit" mean (i) one Class A partner interest in each of KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, for periods prior to the Reorganization and (ii) one Class A partner interest in KKR Group Partnership for periods following the Reorganization. References to "common stock" for periods prior to the Reclassification mean Class A common stock of KKR & Co. Inc. and references to "Series I preferred stock" and "Series II preferred stock" for periods prior to the Reclassification mean Class B common stock and Class C common stock of KKR & Co. Inc., respectively. References to the "Series I preferred stockholder" or "KKR Management" are to KKR Management LLP, the holder of the sole share of our Series I preferred stock. Contemporaneously with the Reorganization, KKR acquired KKR Capstone Americas LLC and its affiliates ("KKR Capstone") on January 1, 2020. References to "non-employee operating consultants" for periods prior to the acquisition mean employees of KKR Capstone, who were not employees of KKR during such periods. Prior to the acquisition, KKR Capstone was owned and controlled by its senior management and was not a subsidiary or affiliate of KKR.

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

On October 11, 2021, KKR announced a series of integrated transactions that provide for: (i) a simplifying reorganization of KKR’s current corporate structure whereby all holders of common stock of KKR & Co. Inc. immediately prior to such reorganization and all holders of interests in KKR Holdings immediately prior to such reorganization will receive the same common stock in a new parent company of KKR (“New KKR Parent”), (ii) the future elimination of control of New KKR Parent by KKR Management, by having all voting power vested in the common stock of New KKR Parent on a one vote per share basis on the Sunset Date (as defined below), which will be no later than December 31, 2026, (iii) also on the Sunset Date, the future acquisition of control by KKR of KKR Associates Holdings L.P. (“KKR Associates Holdings”), the entity providing for the allocation of carry proceeds to KKR employees, also known as the carry pool, (iv) the termination of KKR's tax receivable agreement with KKR Holdings, other than with respect to certain exchanges occurring prior to the closing of the mergers contemplated by the Reorganization Agreement (as defined below), and (v) in the merger of KKR Holdings with a subsidiary of New KKR Parent (the “Holdings Merger”), the issuance to limited partners of KKR Holdings of 8.5 million shares (as adjusted for any stock splits or similar adjustments) of common stock of New KKR Parent, which will not be transferrable (except in the case of death or for estate planning purposes) prior to the Sunset Date. The “Sunset Date” will be the earlier of (i) December 31, 2026 and (ii) the six-month anniversary of the first date on which the death or permanent disability of both Mr. Henry Kravis and Mr. George Roberts (collectively, "Co-Founders") has occurred (or any earlier date consented to by KKR Management in its sole discretion). The terms of these transactions are reflected in the Reorganization Agreement, dated as of October 8, 2021, by and among KKR & Co. Inc., KKR Group Holdings Corp., KKR Group Partnership, KKR Holdings, KKR Holdings GP Limited, KKR Associates Holdings, KKR Associates Holdings GP Limited and KKR Management (the “Reorganization Agreement”). The transactions contemplated to occur under the Reorganization Agreement (including the establishment of New KKR Parent, the Holdings Merger, the termination of the tax receivable agreement except with respect to exchanges of Holdings units made prior thereto, and the changes to occur effective on the Sunset Date) are all required to be consummated together as integrated transactions under the Reorganization Agreement. While the Sunset Date itself is expected to occur after, and is conditioned upon, the completion of the merger transactions, the changes to occur effective on the Sunset Date will be unconditional commitments upon the completion of the merger transactions.

In this report, the term "GAAP" refers to accounting principles generally accepted in the United States of America.

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP, including after-tax distributable earnings, distributable operating earnings, fee related earnings ("FRE"), asset management segment revenues, book value and book value per adjusted share. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These non-GAAP financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliations to GAAP Measures." This report also uses the terms AUM, fee paying assets under management ("FPAUM") and capital invested. You should note that our calculations of these and other operating metrics may differ from the calculations of other investment managers and, as a result, may not be comparable to similar metrics presented by other investment managers. These non-GAAP and operating metrics are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Non-GAAP Performance Measures and Other Operating Measures."

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2021	December 31, 2020
Assets
Asset Management
Cash and Cash Equivalents	$7,256,382	$6,507,874
Restricted Cash and Cash Equivalents	140,618	485,583
Investments	89,908,570	69,274,715
Due from Affiliates	1,102,874	872,994
Other Assets	2,954,330	2,665,336
	101,362,774	79,806,502
Insurance
Cash and Cash Equivalents	$4,717,240	$—
Restricted Cash and Cash Equivalents	398,572	—
Investments	121,214,570	—
Reinsurance Recoverable	25,233,883	—
Insurance Intangible Assets	1,279,070	—
Other Assets	6,148,371	—
Separate Account Assets	5,445,170	—
	164,436,876	—
Total Assets	$265,799,650	$79,806,502

Liabilities and Equity
Asset Management
Debt Obligations	$38,988,544	$33,423,596
Due to Affiliates	299,703	325,177
Accrued Expenses and Other Liabilities	8,914,739	5,257,813
	48,202,986	39,006,586
Insurance
Policy Liabilities	$124,611,909	$—
Debt Obligations	2,162,591	—
Funds Withheld Payable at Interest	23,614,810	—
Accrued Expenses and Other Liabilities	4,442,962	—
Reinsurance Liabilities	261,669	—
Separate Account Liabilities	5,445,170	—
	160,539,111	—
Total Liabilities	208,742,097	39,006,586

	September 30, 2021	December 31, 2020
Commitments and Contingencies (See Note 23)

Redeemable Noncontrolling Interests	$93,339	$—

Stockholders' Equity
Series A Preferred Stock, $0.01 par value. 0 and 13,800,000 shares, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. Series B Preferred Stock, $0.01 par value. 0 and 6,200,000 shares, issued and outstanding as of September 30, 2021 and December 31, 2020.	$—	$482,554
Series C Mandatory Convertible Preferred Stock, $0.01 par value. 23,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	1,115,792	1,115,792
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of September 30, 2021 and December 31, 2020.	—	—
Series II Preferred Stock, $0.01 par value. 499,999,999 shares authorized, 271,027,751 and 275,626,493 shares, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	2,710	2,756
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 583,026,679 and 572,893,738 shares, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	5,830	5,729
Additional Paid-In Capital	8,735,677	8,687,817
Retained Earnings	7,247,400	3,440,782
Accumulated Other Comprehensive Income (Loss)	(174,439)	(18,612)
Total KKR & Co. Inc. Stockholders' Equity	16,932,970	13,716,818
Noncontrolling Interests	40,031,244	27,083,098
Total Equity	56,964,214	40,799,916
Total Liabilities and Equity	$265,799,650	$79,806,502

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (Continued)
(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of September 30, 2021 and December 31, 2020, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs") (ii) certain investment funds and (iii) certain VIEs formed by Global Atlantic.

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

	September 30, 2021
	Consolidated CLOs	Consolidated Funds	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$941,660	$1,617,067	$—	$2,558,727
Restricted Cash and Cash Equivalents	—	94,455	—	94,455
Investments	20,696,676	44,975,624	—	65,672,300
Other Assets	421,987	510,357	—	932,344
	22,060,323	47,197,503	—	69,257,826
Insurance
Cash and Cash Equivalents	—	—	961,174	961,174
Investments	—	—	17,194,546	17,194,546
Accrued investment income	—	—	56,261	56,261
Other Assets	—	—	772,669	772,669
	—	—	18,984,650	18,984,650
Total Assets	$22,060,323	$47,197,503	$18,984,650	$88,242,476

Liabilities
Asset Management
Debt Obligations	$19,969,156	$5,978,374	$—	$25,947,530
Accrued Expenses and Other Liabilities	1,326,891	956,245	—	2,283,136
	21,296,047	6,934,619	—	28,230,666
Insurance
Accrued Expenses and Other Liabilities	—	—	982,705	982,705
Total Liabilities	$21,296,047	$6,934,619	$982,705	$29,213,371

	December 31, 2020
	Consolidated CLOs	Consolidated Funds	Total
Assets
Asset Management
Cash and Cash Equivalents	$749,395	$263,024	$1,012,419
Restricted Cash and Cash Equivalents	—	59,490	59,490
Investments	17,706,976	32,699,562	50,406,538
Other Assets	161,621	150,696	312,317
Total Assets	$18,617,992	$33,172,772	$51,790,764

Liabilities
Asset Management
Debt Obligations	$17,372,740	$4,253,645	$21,626,385
Accrued Expenses and Other Liabilities	782,056	412,410	1,194,466
Total Liabilities	$18,154,796	$4,666,055	$22,820,851

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021		2020
Revenues
Asset Management
Fees and Other	$718,968	$563,340		$1,887,805		$1,337,385
Capital Allocation-Based Income (Loss)	1,526,667	1,331,898		5,736,707		888,342
	2,245,635	1,895,238		7,624,512		2,225,727
Insurance
Net Premiums	974,903	—		1,698,912		—
Policy Fees	310,381	—		824,326		—
Net Investment Income	758,381	—		1,919,659		—
Net Investment Gains (Losses)	162,127	—		32,983		—
Other Income	31,938	—		82,160		—
	2,237,730	—		4,558,040		—
Total Revenues	4,483,365	1,895,238		12,182,552		2,225,727

Expenses
Asset Management
Compensation and Benefits	1,012,837	882,339		3,419,057		1,211,526
Occupancy and Related Charges	17,438	17,321		51,289		51,222
General, Administrative and Other	203,977	194,039		608,270		491,327
	1,234,252	1,093,699		4,078,616		1,754,075
Insurance
Policy Benefits and Claims	1,697,046	—		3,593,563		—
Amortization of Policy Acquisition Costs	(16,900)	—		(57,409)		—
Interest Expense	22,437	—		44,482		—
Insurance Expenses	89,534	—		242,591		—
General, Administrative and Other	158,873	—		371,656		—
	1,950,990	—	—	4,194,883	—	—
Total Expenses	3,185,242	1,093,699	—	8,273,499	—	1,754,075

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	2,116,647	2,284,602		8,032,900		(179,033)
Dividend Income	121,484	116,379		323,051		295,047
Interest Income	402,839	354,865		1,151,548		1,040,052
Interest Expense	(278,166)	(223,709)		(794,978)		(725,245)
Total Investment Income (Loss)	2,362,804	2,532,137		8,712,521		430,821

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (Loss) Before Taxes	3,660,927	3,333,676	12,621,574	902,473

Income Tax Expense (Benefit)	379,282	359,375	1,161,688	204,960

Net Income (Loss)	3,281,645	2,974,301	11,459,886	697,513
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,519	—	2,856	—
Net Income (Loss) Attributable to Noncontrolling Interests	2,123,569	1,909,458	7,315,362	206,225
Net Income (Loss) Attributable to KKR & Co. Inc.	1,156,557	1,064,843	4,141,668	491,288

Series A Preferred Stock Dividends	—	5,822	23,656	17,466
Series B Preferred Stock Dividends	7,953	2,519	12,991	7,557
Series C Mandatory Convertible Preferred Stock Dividends	17,250	—	51,750	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,131,354	$1,056,502	$4,053,271	$466,265

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$1.94	$1.86	$6.98	$0.82
Diluted	$1.80	$1.79	$6.52	$0.80
Weighted Average Shares of Common Stock Outstanding
Basic	583,030,506	562,425,576	580,742,033	560,124,947
Diluted	637,416,100	589,116,387	629,620,055	569,910,981

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$3,281,645	$2,974,301	$11,459,886	$697,513

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	(141,762)	—	(338,067)	—

Foreign Currency Translation Adjustments	(12,873)	21,923	(24,365)	(2,954)

Comprehensive Income (Loss)	3,127,010	2,996,224	11,097,454	694,559

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,519	—	2,856	—
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,037,025	1,918,700	7,105,634	201,421

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$1,088,466	$1,077,524	$3,988,964	$493,138

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Amounts	Shares	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$149,566	6,200,000	$482,554	20,000,000
Redemption of Series A Preferred Stock	—	—	(332,988)	(13,800,000)
Redemption of Series B Preferred Stock	(149,566)	(6,200,000)	(149,566)	(6,200,000)
End of Period	—	—	—	—
Series C Mandatory Convertible Preferred Stock
Beginning of Period	1,115,792	23,000,000	1,115,792	23,000,000
End of Period	1,115,792	23,000,000	1,115,792	23,000,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	2,710	271,027,751	2,756	275,626,493
Cancellation of Series II Preferred Stock	—	—	(46)	(4,598,742)
End of Period	2,710	271,027,751	2,710	271,027,751
Common Stock
Beginning of Period	5,830	583,030,973	5,729	572,893,738
Private Placement Share Issuance	—	—	9	964,871
Exchange of KKR Holdings Units	—	—	46	4,598,742
Net Delivery of Common Stock	—	—	73	7,249,400
Clawback of Transfer Restricted Shares	—	(4,294)	—	(12,077)
Repurchases of Common Stock	—	—	(27)	(2,667,995)
End of Period	5,830	583,026,679	5,830	583,026,679
Additional Paid-In Capital
Beginning of Period	8,700,224		8,687,817
Private Placement Share Issuance	—		38,454
Exchange of KKR Holdings Units	—		125,188
Tax Effects - Exchange of KKR Holdings Units and Other	(6,038)		(1,623)
Net Delivery of Common Stock	—		(106,987)
Repurchases of Common Stock	—		(135,903)
Equity-Based Compensation	41,491		128,731
End of Period	8,735,677		8,735,677
Retained Earnings
Beginning of Period	6,200,585		3,440,782
Net Income (Loss) Attributable to KKR & Co. Inc.	1,156,557		4,141,668
Series A Preferred Stock Dividends ($0.00 and $0.843750 per share for the three and nine months ended September 30, 2021, respectively)	—		(11,644)
Redemption of Series A Preferred Stock	—		(12,012)
Series B Preferred Stock Dividends ($0.406250 and $1.218750 per share for the three and nine months ended September 30, 2021, respectively)	(2,519)		(7,557)
Redemption of Series B Preferred Stock	(5,434)		(5,434)
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 and $2.25 per share for the three and nine months ended September 30, 2021, respectively)	(17,250)		(51,750)
Common Stock Dividends ($0.145 and $0.425 per share for the three and nine months ended September 30, 2021, respectively)	(84,539)		(246,653)
End of Period	7,247,400		7,247,400
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(106,348)		(18,612)
Other Comprehensive Income (Loss)	(68,091)		(152,704)
Exchange of KKR Holdings Units	—		(3,123)
End of Period	(174,439)		(174,439)
Total KKR & Co. Inc. Stockholders' Equity	16,932,970		16,932,970
Noncontrolling Interests (See Note 21)	40,031,244		40,031,244

Total Equity	$56,964,214		$56,964,214

Redeemable Noncontrolling Interests (See Note 22)	$93,339		$93,339

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Amounts	Shares	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000	$482,554	20,000,000
End of Period	482,554	20,000,000	482,554	20,000,000
Series C Mandatory Convertible Preferred Stock
Beginning of Period	—	—	—	—
Issuance of Series C Mandatory Convertible Preferred Stock (net of issuance costs)	1,115,792	23,000,000	1,115,792	23,000,000
End of Period	1,115,792	23,000,000	1,115,792	23,000,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	2,860	285,978,495	2,904	290,381,345
Cancellation of Series II Preferred Stock	(72)	(7,197,017)	(116)	(11,599,867)
End of Period	2,788	278,781,478	2,788	278,781,478
Common Stock
Beginning of Period	5,591	559,140,869	5,600	560,007,579
Exchange of KKR Holdings Units	72	7,197,017	116	11,599,867
Net Delivery of Common Stock	—	—	49	4,940,113
Clawback of Transfer Restricted Shares	—	(3,140)	—	(3,140)
Repurchases of Common Stock	—	—	(102)	(10,209,673)
End of Period	5,663	566,334,746	5,663	566,334,746
Additional Paid-In Capital
Beginning of Period	8,459,914		8,565,919
Exchange of KKR Holdings Units	141,587		222,840
Tax Effects - Exchange of KKR Holdings Units and Other	(4,315)		(10,197)
Net Delivery of Common Stock	—		(40,639)
Repurchases of Common Stock	—		(246,058)
Equity-Based Compensation	42,488		133,424
Transfer of Interests Under Common Control	—		14,385
Transfer of Oil and Gas Interests (See Note 2)	(45,669)		(45,669)
End of Period	8,594,005		8,594,005
Retained Earnings
Beginning of Period	1,056,918		1,792,152
Net Income (Loss) Attributable to KKR & Co. Inc.	1,064,843		491,288
Series A Preferred Stock Dividends ($0.421875 and $1.265625 per share for the three and nine months ended September 30, 2020, respectively)	(5,822)		(17,466)
Series B Preferred Stock Dividends ($0.406250 and $1.218750 per share for the three and nine months ended September 30, 2020, respectively)	(2,519)		(7,557)
Common Stock Dividends ($0.135 and $0.395 per share for the three and nine months ended September 30, 2020, respectively)	(75,485)		(220,482)
End of Period	2,037,935		2,037,935
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(52,969)		(41,639)
Other Comprehensive Income (Loss)	12,681		1,850
Exchange of KKR Holdings Units	(793)		(1,292)
End of Period	(41,081)		(41,081)
Total KKR & Co. Inc. Stockholders' Equity	12,197,656		12,197,656
Noncontrolling Interests (See Note 21)	21,845,974		21,845,974
Total Equity	$34,043,630		$34,043,630

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net Income (Loss)	$11,459,886	$697,513
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	296,323	196,644
Net Realized (Gains) Losses - Asset Management	(1,532,956)	(281,378)
Change in Unrealized (Gains) Losses - Asset Management	(6,499,944)	460,411
Capital Allocation-Based (Income) Loss - Asset Management	(5,736,707)	(888,342)
Net Realized (Gains) Losses - Insurance	642,557	—
Net Accretion and Amortization	324,692	(41,308)
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	938,415	—
Other Non-Cash Amounts	101,904	28,652
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	1,041,130	—
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	435,715	—
Change in Deferred Policy Acquisition Costs - Insurance	(307,031)	—
Change in Policy Liabilities and Accruals, Net - Insurance	(583,875)	—
Change in Consolidation	(24,183)	8,624
Change in Due from / to Affiliates	(243,120)	(115,895)
Change in Other Assets	669,361	(300,660)
Change in Accrued Expenses and Other Liabilities	2,608,487	521,877
Investments Purchased - Asset Management	(55,435,501)	(27,838,469)
Proceeds from Investments - Asset Management	48,286,348	23,404,986
Net Cash Provided (Used) by Operating Activities	(3,558,499)	(4,147,345)

Investing Activities
Acquisition of Global Atlantic, Net of Cash Acquired (See Note 3)	(473,779)	—
Purchases of Fixed Assets	(82,515)	(100,341)
Investments Purchased - Insurance	(38,215,238)	—
Proceeds from Investments - Insurance	32,463,286	—
Other Investing Activities, Net - Insurance	(708,992)	—
Development of Oil and Natural Gas Properties	—	(11,128)
Net Cash Provided (Used) by Investing Activities	(7,017,238)	(111,469)

Financing Activities
Series A and B Preferred Stock Dividends	(19,201)	(25,023)
Series C Mandatory Convertible Preferred Stock Dividends	(51,750)	—
Common Stock Dividends	(246,653)	(220,482)
Distributions to Redeemable Noncontrolling Interests	(1,362)	—
Distributions to Noncontrolling Interests	(3,975,764)	(3,412,058)
Contributions from Noncontrolling Interests	8,875,106	5,586,977
Issuance of Series C Mandatory Convertible Preferred Stock (net of issuance costs)	—	1,115,792
Redemption of Series A and B Preferred Stock	(500,000)	—
Net Delivery of Common Stock (Equity Incentive Plans)	(106,914)	(40,590)
Repurchases of Common Stock	(135,930)	(246,160)
Private Placement Share Issuance	38,463	—
Proceeds from Debt Obligations	20,615,117	11,708,358
Repayment of Debt Obligations	(13,881,246)	(7,547,703)
Financing Costs Paid	(93,914)	(31,754)
Additions to Contractholder Deposit Funds	11,331,510	—
Withdrawals from Contractholder Deposit Funds	(6,264,316)	—

	Nine Months Ended September 30,
	2021	2020
Reinsurance Transactions, Net of Cash Provided	524,724	—
Other Financing Activity, Net	18,244	—
Net Cash Provided (Used) by Financing Activities	16,126,114	6,887,357

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(31,022)	21,968

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$5,519,355	$2,650,511
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	6,993,457	3,237,416
Cash, Cash Equivalents and Restricted Cash, End of Period	$12,512,812	$5,887,927

Cash, Cash Equivalents and Restricted Cash are comprised of the following:
Beginning of the Period
Asset Management
Cash and Cash Equivalents	$6,507,874	$3,163,154
Restricted Cash and Cash Equivalents	485,583	74,262
Total Asset Management	6,993,457	3,237,416
Insurance
Cash and Cash Equivalents	$—	$—
Restricted Cash and Cash Equivalents	—	—
Total Insurance	—	—

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$6,993,457	$3,237,416

End of the Period
Asset Management
Cash and Cash Equivalents	$7,256,382	$5,744,081
Restricted Cash and Cash Equivalents	140,618	143,846
Total Asset Management	7,397,000	5,887,927
Insurance
Cash and Cash Equivalents	$4,717,240	$—
Restricted Cash and Cash Equivalents	398,572	—
Total Insurance	5,115,812	—

Cash, Cash Equivalents and Restricted Cash, End of Period	$12,512,812	$5,887,927

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$876,412	$775,848
Payments for Income Taxes	$463,983	$145,097
Payments for Operating Lease Liabilities	$35,124	$40,467

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$235,381	$197,020
Non-Cash Contribution from Noncontrolling Interests	$845,943	$209,703
Debt Obligations - Net Gains (Losses), Translation and Other	$272,410	$(39,894)
Transfer of Oil and Gas Interests (See Note 2)	$—	$(69,027)
Tax Effects - Exchange of KKR Holdings L.P. Units and Other	$(1,623)	$(10,197)
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$44,754	$68,700
Investments Acquired through Reinsurance Agreements	$16,133,534	$—
Policyholder Liabilities and Accruals Acquired through Reinsurance Agreements	$3,455,904	$—
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$14,809,751	$—

Change in Consolidation
Investments	$(64,957)	$3,480
Due From Affiliates	$(3,735)	$—
Other Assets	$(46,352)	$46,892
Debt Obligations	$(26,165)	$259,822
Due to Affiliates	$(238)	$—
Accrued Expenses and Other Liabilities	$(11,626)	$32,494
Noncontrolling Interests	$(78,840)	$(239,258)

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

KKR & Co. Inc. is the parent company of KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc., and holders of other exchangeable securities. As of September 30, 2021, KKR & Co. Inc. held indirectly approximately 68.2% of the KKR Group Partnership Units. The percentage ownership in KKR Group Partnership may continue to change as KKR Holdings and the holders of other exchangeable securities exchange their KKR Group Partnership Units for shares of common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of common stock of KKR & Co. Inc. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool and preferred units with economic terms that mirror the Series C Mandatory Convertible Preferred Stock issued by KKR & Co. Inc.

Acquisition of Global Atlantic Financial Group

In July 2020, KKR and Global Atlantic Financial Group Limited announced a strategic transaction whereby KKR agreed to acquire Global Atlantic, a leading retirement and life insurance and reinsurance company. The transaction, which closed on February 1, 2021 (the "GA Acquisition Date"), was funded with a combination of: (i) cash on hand, (ii) proceeds from syndication of the equity interests in Global Atlantic to minority co-investors, (iii) proceeds from the offering of $1,150 million of 6.00% Series C Mandatory Convertible Preferred Stock by KKR & Co. Inc. and (iv) proceeds from the offering of $750 million aggregate principal amount of 3.500% Senior Notes due 2050 by KKR Group Finance Co. VIII LLC.

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
Given the ongoing nature of the pandemic, at this time KKR cannot reasonably predict the ultimate impact that COVID-19 will have on KKR’s business, financial performance and operating results. The estimates and assumptions underlying the consolidated financial statements are based on the information available as of September 30, 2021 for the current period and as of September 30, 2020 or December 31, 2020, as applicable. Actual events could differ materially from those estimated or assumed for purposes of KKR's financial reporting.

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

Notes to Financial Statements (Continued)
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
Insurance liabilities and insurance embedded derivatives: Policy liabilities carried at fair value are valued using present value techniques that discount estimated liability cash flows at a rate that reflects the variability of those cash flows and also consider policyholder behavior (including lapse rates, surrender rates and mortality). Closed block policy liabilities carried at fair value are valued using present value techniques that consider inputs including mortality and surrender rates for the respective policies, as well as estimates of policy expenses and the cost of capital held in support of the liabilities. The funds withheld payable at interest carried at fair value represents embedded derivatives and is valued based on the change in the fair value of the assets supporting the payable. Other embedded derivative liabilities are related to our fixed-indexed annuity, variable annuity and indexed universal life products, which contain equity-indexed features. The embedded derivative liabilities are calculated as the present value of future projected benefits in excess of the projected guaranteed benefits, using an option budget as the indexed account value growth rate and considering an adjustment to reflect the risk of nonperformance on our obligation and inputs such as projected withdrawal and surrender activity, and mortality. KKR calculates nonperformance risk using a blend of observable peer holding company credit spreads, adjusted to reflect the claims paying ability of our insurance entities, as well as an adjustment to reflect the priority of policyholder claims.

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

Notes to Financial Statements (Continued)
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

During the third quarter of 2021, KKR performed its annual impairment analysis for the goodwill recorded at the asset management and insurance reporting units. KKR elected to perform a qualitative assessment (commonly known as "step zero") for the purposes of its annual goodwill impairment analysis. Based upon this assessment, KKR determined that it is more likely than not that the fair value of each reporting unit exceeds its carrying value. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors, current and projected financial performance, changes in management or strategy and market capitalization.

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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of September 30, 2021, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace").
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

Notes to Financial Statements (Continued)
Revenues
For the three and nine months ended September 30, 2021 and 2020, respectively, revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Management Fees	$349,249	$254,467	$931,624	$696,892
Fee Credits	(164,720)	(89,487)	(322,402)	(185,746)
Transaction Fees	437,619	300,805	978,399	561,259
Monitoring Fees	29,823	28,824	98,164	86,875
Incentive Fees	6,962	63	13,092	731
Expense Reimbursements	34,857	44,553	122,642	100,779
Oil and Gas Revenue	—	6,687	—	21,054
Consulting Fees	25,178	17,428	66,286	55,541
Total Fees and Other	718,968	563,340	1,887,805	1,337,385

Carried Interest	1,216,433	1,077,932	4,553,527	626,338
General Partner Capital Interest	310,234	253,966	1,183,180	262,004
Total Capital Allocation-Based Income (Loss)	1,526,667	1,331,898	5,736,707	888,342

Total Revenues - Asset Management	$2,245,635	$1,895,238	$7,624,512	$2,225,727
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)

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

The review of each AFS fixed maturity in an unrealized loss position for credit losses includes an analysis of gross unrealized losses by severity. A severe unrealized loss position on a fixed maturity security may not impact the recoverability of all contractual cash flows or the ability to recover an amount at least equal to the investment’s amortized cost. The facts and circumstances available relevant to the severity of the loss position are analyzed, including changes in market interest rates, credit issues, changes in business climate, management changes, litigation, government actions, and other similar factors that may impact the issuer’s ability to meet current and future principal and interest obligations. Indicators of credit impairment may

Notes to Financial Statements (Continued)
include changes in the issuers’ credit ratings, the frequency of late payments, pricing levels and deterioration in any, or a combination of, key financial ratios, financial statements, revenue forecasts and cash flow projections.
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

Global Atlantic also assesses and measures an allowance for credit losses arising from off-balance sheet commitments, including loan commitments, that are not unconditionally cancellable by Global Atlantic. This allowance for credit losses for off-balance sheet commitments is determined using methods consistent with those used for the associated mortgage and other loan

Notes to Financial Statements (Continued)
receivable class, as described above, and is recognized in other liabilities in the consolidated statements of financial condition, since there is no funded asset for the committed amount.

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

Deferred revenue liability ("DRL") represents the gross premium less the net premium on limited pay contracts (i.e., payout annuities). DRL is included in policy liabilities in the consolidated statements of financial condition.

For certain preneed contracts, the gross premium is in excess of the benefit reserve plus additional insurance liability. An unearned front-end load ("UFEL") is established to defer the recognition of this front-end load. UFEL is included in policy liabilities in the consolidated statements of financial condition.

Amortization

For interest-sensitive products (fixed-indexed annuities and variable annuities, most universal life including preneed contracts, and variable universal life), DAC and DSI assets are generally amortized in proportion to actual historical gross profits and estimated future gross profits over the estimated lives of the contracts. The amount of gross profit consists principally of investment returns (including hedge gains and losses) in excess of the amounts credited to policyholders, asset-based and other policy fees, and surrender charges reduced by death and other excess benefits and expenses. Numerous factors including mortality, benefit utilization, surrender activity, premium persistency, and the economic environment influence the level and timing of gross profits.

Notes to Financial Statements (Continued)

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

The cost of reinsurance, which is the difference between the amount paid for a reinsurance contract and the amount of the liabilities for policy benefits relating to the underlying reinsured contracts, is deferred and amortized over the reinsurance contract period for short-duration contracts, or over the terms of the reinsured policies on a basis consistent with the reporting of those policies for long-duration contracts. Cost of reinsurance assets and liabilities are reported in insurance intangibles and policy liabilities in the consolidated statements of financial condition, respectively and includes certain variable incentive compensation directly related to reinsurance contract acquisition. Reinsurance contracts do not relieve Global Atlantic from its obligations to policyholders, and failure of reinsurers to honor their obligations could result in losses to Global Atlantic; consequently, allowances are established for expected credit losses, via a charge to policy benefits and claims in the consolidated statements of operations. Global Atlantic’s funds withheld receivable at interest and reinsurance recoverable assets are reviewed for expected

Notes to Financial Statements (Continued)
credit losses by considering credit ratings for each reinsurer, historical insurance industry specific default rate factors, rights of offset, expected recovery rates upon default and the impact of other terms specific to the reinsurance arrangement.

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

Reference rate reform

On March 12, 2020, the FASB issued ASU No. 2020-04, which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The temporary optional expedients and exceptions can be elected through December 31, 2022. For the quarter ended September 30, 2021, KKR has not elected to apply the temporary optional expedients and exceptions and will be reevaluating the application each quarter.

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

KKR intends to implement this standard to Global Atlantic's insurance business using the retrospective approach for the liability for future policy benefits, deferred acquisition costs and market risk benefits with an adoption date of January 1, 2023. Global Atlantic has completed the design and planning phase of its implementation effort and has begun detailed implementation activities. KKR continues to evaluate the impact of this guidance but anticipates that the new standard will have a material impact

Notes to Financial Statements (Continued)
on the consolidated financial statements. The new guidance is expected to increase financial statement volatility primarily due to the requirement to measure market risk benefits at fair value, which is recorded in net income, except for changes in value attributable to changes in an entity’s non-performance risk, which is recorded in other comprehensive income. In addition, the new guidance is expected to have a significant impact on Global Atlantic’s systems, processes and controls.

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

The GA Acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805").The purchase price has been allocated to Global Atlantic's assets acquired and liabilities assumed based on estimates of their fair values as of the GA Acquisition Date. The fair value of assets acquired and liabilities assumed represent a provisional allocation as our evaluation of facts and circumstances available as of February 1, 2021 is ongoing. Pursuant to Topic 805, the financial statements will not be retrospectively adjusted for any changes to the provisional values of assets acquired and liabilities assumed that occur in subsequent periods. Rather, KKR will recognize any adjustments as we obtain information not available as of the completion of this preliminary fair value calculation. KKR will also be required to record, in the same period as the financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting had been completed at the GA Acquisition Date. KKR expects to finalize the purchase price allocation as soon as practicable, but no later than one year from the GA Acquisition Date.

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

Measurement Period Adjustments
During the second quarter of 2021, KKR recognized measurement period adjustments to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The measurement period adjustments also reflected the increase in the total consideration transferred of $58 million as a result of final purchase price adjustments. Measurement period adjustments consist primarily of a $50 million increase in the value of distribution agreements acquired, a $63 million increase in policy liabilities, a $25 million increase in investments, and a $46 million increase in goodwill. The related impact to net income that would have been recognized in previous periods if the adjustments were recognized as of the GA Acquisition Date was not material to the consolidated financial statements. KKR expects to finalize the valuation of the acquired assets and assumed liabilities as soon as practicable, but not later than one year from the GA Acquisition Date. Any adjustments to the initial estimates of the fair values of the acquired assets and assumed liabilities will be recorded as adjustments to the respective assets and liabilities, with an offsetting amount allocated to goodwill.
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

As of the GA Acquisition Date, Global Atlantic's financial results are reflected in these financial statements. Global Atlantic's revenues of $2.2 billion and $4.5 billion and net income of $185.8 million and $239.7 million, in each case for the three and nine months ended September 30, 2021, respectively, are included in the consolidated statement of operations for the three and nine months ended September 30, 2021.

Pro- Forma Financial Information

Unaudited pro-forma financial information for the three and nine months ended September 30, 2021 and September 30, 2020 are presented below. Pro-forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the GA Acquisition and assumes the GA Acquisition occurred as of January 1, 2020. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the GA Acquisition been completed as of January 1, 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total Revenues	$4,483,365	$3,275,305	$12,696,730	$5,606,280
Net Income Attributable to KKR & Co. Inc. Common Stockholders	$1,131,354	$1,102,762	$4,147,132	$601,752

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$296,410	$647,448	$943,858	$660,216	$930,918	$1,591,134
Credit (1)	74,945	(117,354)	(42,409)	(70,391)	385,850	315,459
Investments of Consolidated CFEs (1)	23,198	(15,013)	8,185	(33,373)	425,660	392,287
Real Assets (1)	61,807	575,891	637,698	(22,040)	273,639	251,599
Equity Method - Other (1)	311,420	(137,281)	174,139	(20,899)	456,563	435,664
Other Investments (1)	(118,844)	199,961	81,117	(13,630)	71,438	57,808
Foreign Exchange Forward Contracts and Options (2)	(2,777)	323,916	321,139	15,281	(295,687)	(280,406)
Securities Sold Short (2)	(21,031)	2,579	(18,452)	34,461	(119,780)	(85,319)
Other Derivatives (2)	(17,687)	6,577	(11,110)	(10,291)	(46,522)	(56,813)
Debt Obligations and Other (3)	2,190	20,292	22,482	9,233	(346,044)	(336,811)
Net Gains (Losses) From Investment Activities	$609,631	$1,507,016	$2,116,647	$548,567	$1,736,035	$2,284,602

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$1,322,179	$3,479,827	$4,802,006	$721,009	$735,245	$1,456,254
Credit (1)	130,191	(11,864)	118,327	(118,851)	(422,537)	(541,388)
Investments of Consolidated CFEs (1)	44,954	173,775	218,729	(127,175)	(424,918)	(552,093)
Real Assets (1)	148,581	1,243,725	1,392,306	36,027	(257,589)	(221,562)
Equity Method - Other (1)	410,491	305,085	715,576	(166,178)	410,371	244,193
Other Investments (1)	(354,349)	908,906	554,557	(267,166)	(330,621)	(597,787)
Foreign Exchange Forward Contracts and Options (2)	(29,727)	282,030	252,303	134,427	(196,095)	(61,668)
Securities Sold Short (2)	36,517	21,313	57,830	60,502	(168,220)	(107,718)
Other Derivatives (2)	(125,376)	83,805	(41,571)	(9,481)	(91,044)	(100,525)
Debt Obligations and Other (3)	(50,505)	13,342	(37,163)	18,264	284,997	303,261
Net Gains (Losses) From Investment Activities	$1,532,956	$6,499,944	$8,032,900	$281,378	$(460,411)	$(179,033)
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

The components of net investment income were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021

Fixed maturity securities – interest and other income	$632,314	$1,512,377
Mortgage and other loan receivables	247,917	617,334
Investments in transportation and other leased assets	56,317	146,004
Short-term and other investment income	23,285	41,349
Policy loans	3,203	22,138
Investments in real estate	4,501	10,028
Investments in renewable energy	62,468	96,400
Equity securities – dividends and other income	764	23
Income from (to) funds withheld at interest	(135,632)	(216,057)
Gross investment income	895,137	2,229,596
Less investment expenses:
Investment management and administration	88,789	190,458
Transportation and renewable energy asset depreciation and maintenance	47,331	117,749
Interest expense on derivative collateral and repurchase agreements	636	1,730
Net investment income	$758,381	$1,919,659

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

Net investment gains (losses) were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021

Equity securities and other investments	$359,101	$431,728
Derivatives	40,792	70,098
Trading fixed maturity securities	(141,683)	(197,047)
Allowance for credit losses on mortgage and other loan receivables	(69,386)	(250,690)
AFS fixed maturity securities	(15,231)	(88,233)
Allowance for losses on AFS fixed maturity securities	(3,809)	21,287
Allowance for loan commitment losses provision	(3,677)	(15,372)
Mortgage and other loans receivables	(2,905)	15,527
Funds withheld receivable at interest	(1,075)	45,685
Net investment gains (losses)	$162,127	$32,983

Notes to Financial Statements (Continued)
Allowance for credit losses

Available-for-sale fixed maturity securities

The table below presents a roll-forward of the allowance for credit losses recognized for available-for-sale fixed maturity securities held by Global Atlantic:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Corporate	Structured	Total	Corporate	Structured	Total

Balance, as of beginning of period(1)	$—	$91,646	$91,646	$—	$120,895	$120,895
Initial impairments for credit losses recognized on securities not previously impaired	—	19,921	19,921	—	47,530	47,530
Initial credit loss allowance recognized on PCD securities	—	1,576	1,576	—	7,204	7,204
Accretion of initial credit loss allowance on PCD securities	—	1,879	1,879	—	2,200	2,200
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(2,510)	(2,510)	—	(12,612)	(12,612)
Net additions / reductions for securities previously impaired	—	(16,112)	(16,112)	—	(68,817)	(68,817)
Balance, as of end of period	$—	$96,400	$96,400	$—	$96,400	$96,400

(1)Includes securities designated as purchased credit deteriorated as of the time of the acquisition of Global Atlantic.

Mortgage and other loan receivables

Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period (1)	$58,255	$76,536	$163,135	$297,926	$58,203	$62,056	$—	$120,259
Net provision (release)	17,750	(2,793)	54,429	69,386	17,802	10,888	222,000	250,690
Loans purchased with credit deterioration	—	—	—	—	—	799	838	1,637
Charge-offs	—	(3,162)	5,274	2,112	—	(3,162)	—	(3,162)
Balance, as of end of period	$76,005	$70,581	$222,838	$369,424	$76,005	$70,581	$222,838	$369,424

(1) Includes loans designated as purchased credit deteriorated as of the time of the acquisition of Global Atlantic.

Notes to Financial Statements (Continued)
Proceeds and gross gains and losses from voluntary sales

The proceeds from voluntary sales and the gross gains and losses on those sales of AFS fixed maturity securities were as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
AFS fixed maturity securities:
Proceeds from voluntary sales	$7,440,645	$12,766,887
Gross gains	16,816	38,061
Gross losses	(30,086)	(103,190)
7. INVESTMENTS
Investments consist of the following:

	September 30, 2021	December 31, 2020
Asset Management
Private Equity	$25,568,516	$20,470,123
Credit	12,448,414	11,203,905
Investments of Consolidated CFEs	20,696,676	17,706,976
Real Assets	11,684,296	6,096,618
Equity Method - Other	4,573,679	4,471,441
Equity Method - Capital Allocation-Based Income	11,091,844	6,460,430
Other Investments	3,845,145	2,865,222
Investments - Asset Management	$89,908,570	$69,274,715

Insurance
Fixed maturity securities, available-for-sale, at fair value(1)	$67,689,846	$—
Mortgage and other loan receivables	25,367,116	—
Fixed maturity securities, trading, at fair value(2)	16,660,328	—
Other investments	7,627,490	—
Funds withheld receivable at interest	3,066,481	—
Policy loans	765,931	—
Equity securities at fair value	37,378	—
Investments - Insurance	$121,214,570	$—

Total Investments	$211,123,140	$69,274,715

(1) Amortized cost of $68.1 billion, net of credit loss allowances of $96.4 million.
(2) Amortized cost of $16.8 billion.

As of September 30, 2021 and December 31, 2020, there were no investments which represented greater than 5% of total investments.

For certain disclosures a comparison to prior period is not provided when the amounts relate to investments held by Global Atlantic, which was acquired by KKR on February 1, 2021.

Notes to Financial Statements (Continued)

Fixed maturity securities

The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or amortized cost	Allowance for Credit Losses (2)	Gross unrealized		Fair value
As of September 30, 2021			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$1,030,859	$—	$14	$(11,860)	$1,019,013
U.S. state, municipal and political subdivisions	5,136,682	—	29,493	(61,090)	5,105,085
Corporate	41,280,338	—	205,390	(689,688)	40,796,040
RMBS	8,074,429	(71,565)	146,277	(70,457)	8,078,684
CMBS	3,981,119	—	28,830	(16,578)	3,993,371
CBOs	3,171,138	(17,187)	9,711	(17,132)	3,146,530
CLOs	3,024,860	(665)	8,845	(2,468)	3,030,572
All other structured securities(1)	2,523,746	(6,983)	21,473	(17,685)	2,520,551
Total AFS fixed maturity securities	$68,223,171	$(96,400)	$450,033	$(886,958)	$67,689,846

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

The maturity distribution for AFS fixed maturity securities is as follows:

As of September 30, 2021	Cost or amortized cost (net of allowance)	Fair value
Due in one year or less	$829,405	$824,765
Due after one year through five years	9,801,829	9,766,497
Due after five years through ten years	11,800,470	11,704,970
Due after ten years	25,016,175	24,623,906
Subtotal	47,447,879	46,920,138
RMBS	8,002,864	8,078,684
CMBS	3,981,119	3,993,371
CBOs	3,153,951	3,146,530
CLOs	3,024,195	3,030,572
All other structured securities	2,516,763	2,520,551
Total AFS fixed maturity securities	$68,126,771	$67,689,846

Purchased credit deteriorated securities

Certain securities purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These securities are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD securities is below:

Notes to Financial Statements (Continued)

September 30, 2021
Purchase price of PCD securities acquired during the current period	$1,726,900
Allowance for credit losses at acquisition	128,099
Discount (premium) attributable to other factors	308,053
Par value	$2,163,052

Securities in a continuous unrealized loss position

The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of September 30, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$982,449	$(11,860)	$—	$—	$982,449	$(11,860)
U.S. state, municipal and political subdivisions	3,212,070	(61,090)	—	—	3,212,070	(61,090)
Corporate	31,334,306	(689,688)	—	—	31,334,306	(689,688)
RMBS	2,612,695	(70,457)	—	—	2,612,695	(70,457)
CBOs	1,421,081	(17,132)	—	—	1,421,081	(17,132)
CMBS	1,912,047	(16,578)	—	—	1,912,047	(16,578)
CLOs	680,755	(2,468)	—	—	680,755	(2,468)
All other structured securities	1,281,447	(17,685)	—	—	1,281,447	(17,685)
Total AFS fixed maturity securities in a continuous loss position	$43,436,850	$(886,958)	$—	$—	$43,436,850	$(886,958)

Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $5.8 million as of September 30, 2021. The single largest unrealized loss on AFS fixed maturity securities was $6.5 million as of September 30, 2021. Global Atlantic had 4,210 securities in an unrealized loss position as of September 30, 2021.

Mortgage and other loan receivables

Mortgage and other loan receivables consist of the following:

As of
September 30, 2021
Commercial mortgage loans(1)	$11,901,653
Residential mortgage loans(1)	7,360,869
Consumer loans	5,284,524
Other loan receivables(1)(2)(3)	1,189,494
Total mortgage and other loan receivables	25,736,540
Allowance for credit losses	(369,424)
Total mortgage and other loan receivables, net of allowance for loan losses	$25,367,116

(1)     Includes $840.4 million of loans carried at fair value using the fair value option as of September 30, 2021. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $820.6 million as of September 30, 2021.
(2)     As of September 30, 2021, other loan receivables consisted primarily of renewable energy development loans of $559.3 million.
(3)     Includes $448.1 million of related party loans carried at fair value using the fair value option as of September 30, 2021. These loans had unpaid principal balances of $448.1 million as of September 30, 2021.

Notes to Financial Statements (Continued)
The maturity distribution for residential and commercial mortgage loans was as follows as of September 30, 2021:

Years	Residential	Commercial	Total mortgage loans
Remainder of 2021	$94,988	$368,629	$463,617
2022	528,800	1,052,447	1,581,247
2023	233,336	1,192,664	1,426,000
2024	500,069	1,601,678	2,101,747
2025	17,776	968,337	986,113
2026	373,710	2,249,266	2,622,976
2027 and thereafter	5,612,190	4,468,632	10,080,822
Total	$7,360,869	$11,901,653	$19,262,522

Actual maturities could differ from contractual maturities, because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.

The mortgage loan portfolio is diversified by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage loans - carrying value by geographic region	September 30, 2021
Pacific	$5,624,981
West South Central	2,506,058
South Atlantic	4,302,812
Middle Atlantic	2,630,050
East North Central	526,895
Mountain	1,585,458
New England	795,352
East South Central	920,981
West North Central	336,134
Other regions	33,801
Total by geographic region	$19,262,522

Mortgage loans - carrying value by property type	September 30, 2021
Residential	$7,360,869
Office building	3,778,950
Apartment	4,922,659
Industrial	1,825,749
Retail	837,294
Other property types	336,116
Warehouse	200,885
Total by property type	$19,262,522

As of September 30, 2021, Global Atlantic had $197.7 million of mortgage loans that were 90 days or more past due or in the process of foreclosure. Global Atlantic ceases accrual of interest on loans that are more than 90 days past due and recognizes income as cash is received. As of September 30, 2021, there were $197.7 million of mortgage loans that were non-income producing.

As of September 30, 2021, 1% of residential mortgage loans and 1% of consumer loans have been granted forbearance due to COVID-19. This forbearance, which generally involves a 3-month period in which payments are not required (though must subsequently be made up), is not considered to result in troubled debt restructurings for the nine months ended September 30, 2021. Interest continues to accrue on loans in temporary forbearance.

Notes to Financial Statements (Continued)
As of September 30, 2021, Global Atlantic had $4.0 million of consumer loans that were delinquent by more than 120 days or in default.

Purchased credit deteriorated loans

Certain residential mortgage loans purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These loans are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD loans is below:

September 30, 2021
Purchase price of PCD loans acquired during the current period	$4,231,426
Allowance for credit losses at acquisition	121,895
Discount (premium) attributable to other factors	(136,174)
Par value	$4,217,147

Credit quality indicators

Mortgage and loan receivable performance status

The following table represents the portfolio of mortgage and loan receivables by origination year and performance status:

	September 30,
Performance status	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgage loans
Current	$4,386,351	$1,124,617	$1,938,622	$1,535,710	$914,729	$2,001,624	$11,901,653
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$4,386,351	$1,124,617	$1,938,622	$1,535,710	$914,729	$2,001,624	$11,901,653
Residential mortgage loans
Current	$2,835,053	$1,485,965	$552,473	$275,733	$68,705	$1,809,831	$7,027,760
30 to 59 days past due	17,589	3,722	8,439	118	632	76,456	106,956
60 to 89 days past due	—	96	1,025	—	—	27,322	28,443
Over 90 days past due	—	8,689	10,666	1,462	—	176,893	197,710
Total residential mortgage loans	$2,852,642	$1,498,472	$572,603	$277,313	$69,337	$2,090,502	$7,360,869
Total mortgage loans	$7,238,993	$2,623,089	$2,511,225	$1,813,023	$984,066	$4,092,126	$19,262,522

The following table represents the portfolio of consumer loan receivables by performance status:

Performance status	September 30, 2021
Consumer loans
Current	$5,237,492
30 to 59 days past due	25,894
60 to 89 days past due	12,683
Over 90 days past due	8,455
Total consumer loans	$5,284,524

Notes to Financial Statements (Continued)
Loan-to-value ratio on mortgage loans

The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes the loan-to-value ratios for commercial mortgage loans as of September 30, 2021:

Loan-to-value as of September 30, 2021, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2021	$3,138,534	$1,247,817	$—	$4,386,351
2020	959,254	130,440	34,923	1,124,617
2019	1,801,925	136,697	—	1,938,622
2018	1,468,119	67,591	—	1,535,710
2017	850,772	63,957	—	914,729
2016	430,192	2,552	—	432,744
Prior	1,553,614	15,266	—	1,568,880
Total commercial mortgage loans	$10,202,410	$1,664,320	$34,923	$11,901,653

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

The weighted average loan-to-value ratio for the residential mortgage loans was 73% as of September 30, 2021.

Other investments

Other investments consist of the following:

September 30, 2021
Investments in renewable energy (1)(2)	$3,976,960
Investments in transportation and other leased assets (3)	2,205,946
Other investment partnerships	189,720
Investments in real estate	1,089,912
FHLB common stock and other investments	164,952
Total other investments	$7,627,490

(1)     Net of accumulated depreciation attributed to consolidated renewable energy assets of $140.3 million as of September 30, 2021.
(2)     Includes an equity investment in a related party, Origis USA, LLC, of $335.0 million carried at fair value using the fair value option as of September 30, 2021.
(3)     Net of accumulated depreciation of $74.8 million as of September 30, 2021.

The total amount of other investments accounted for using the equity method of accounting was $1.2 billion as of September 30, 2021. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $22.7 million as of September 30, 2021.

In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $476.8 million as of September 30, 2021.

Notes to Financial Statements (Continued)
Funding agreements

Certain Global Atlantic subsidiaries are members of regional banks in the FHLB system. These subsidiaries have also entered into funding agreements with their respective FHLB. The funding agreements are issued in exchange for cash. The funding agreements require that Global Atlantic pledge eligible assets, such as commercial mortgage loans, as collateral. With respect to certain classes of eligible assets, the FHLB holds the pledged eligible assets in custody at the respective FHLB. The liabilities for the funding agreements are included in policy liabilities in the consolidated statements of financial condition. Information related to the FHLB investment and funding agreements as of September 30, 2021 is as follows:

As of September 30, 2021	Investment in common stock	Funding agreements issued to FHLB member banks	Collateral
FHLB Indianapolis	$74,790	$1,623,147	$2,520,502
FHLB Des Moines	34,600	620,293	1,025,735
FHLB Boston	22,520	327,858	556,674
Total	$131,910	$2,571,298	$4,102,911

In addition, in January 2021, Global Atlantic launched an inaugural funding-agreement backed note ("FABN") program, through which GA Global Funding Trust, a special purpose, unaffiliated statutory trust, was established to offer its senior secured medium-term notes. Net proceeds from each sale of the aforementioned notes are used to purchase one or more funding agreements from Forethought Life Insurance Company, an insurance subsidiary of Global Atlantic. As of September 30, 2021, Global Atlantic had $2.9 billion of such funding agreements outstanding, with $7.1 billion of remaining capacity.

Repurchase agreement transactions

As of September 30, 2021, Global Atlantic participated in third-party repurchase agreements with a notional value of $317.9 million. As collateral for these transactions, as of September 30, 2021, Global Atlantic posted fixed maturity securities with a fair value and amortized cost of $330.0 million and $331.4 million, respectively, which are included in Insurance - Investments in the consolidated statements of financial condition.

The gross obligation for repurchase agreements is reported in Other Liabilities in the consolidated statements of financial condition. The gross obligations by class of collateral pledged for repurchase agreements accounted for as secured borrowings as of September 30, 2021 is presented in the following table:

As of September 30, 2021	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Corporate Securities	$—	$—	$—	$329,963	$329,963
Total borrowing	$—	$—	$—	$329,963	$329,963

Other

As of September 30, 2021, the cost or amortized cost and fair value of the assets on deposit with various state and governmental authorities were $183.6 million and $180.5 million.

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

The restricted cash which was held in connection with open derivative transactions with exchange brokers was $196.0 million as of September 30, 2021.

Derivatives designated as accounting hedges

Where Global Atlantic has derivative instruments that are designated and qualify as accounting hedges, these derivative instruments receive hedge accounting.

Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with the 2029 Senior Notes and 2031 Senior Notes in fair value hedges. The 2029 Senior Notes and 2031 Senior Notes are reported in debt in the consolidated statements of financial condition and are hedged through their respective maturities. These hedges qualify for the shortcut method of assessing hedge effectiveness. As of September 30, 2021, the carrying amount of the hedged 2029 Senior Notes was $476.2 million, which reflects a fair value hedge adjustment of $(16.4) million. A loss of $4.0 million and $16.4 million was recognized in interest expense in the consolidated statements of operations, due to changes in the fair value of the swap for the three and nine months ended September 30, 2021, respectively, fully offsetting the fair value change in the hedged 2029 Senior Notes. As of September 30, 2021, the carrying amount of the hedged 2031 Senior Notes was $646.0 million, which reflects a fair value hedge adjustment of $(4.0) million. A loss of $7.0 million and $4.0 million was recognized in interest expense in the consolidated statement of operations due to changes in the fair value of the swap for the three and nine months ended September 30, 2021, respectively, fully offsetting the fair value change in the hedged 2031 Senior Notes.

Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with its FHLB funding agreement liabilities in a fair value hedge. The FHLB funding agreement liabilities are reported in policy liabilities in the consolidated statement of financial condition and are hedged through their maturities that range from 2023 to 2025. This hedge qualifies for the shortcut method of assessing hedge effectiveness. As of September 30, 2021, the carrying amount of the hedged FHLB loan liabilities was $1.1 billion, which reflects a fair value hedge adjustment of $(6.0) million. A gain of $1.3 million and a loss of $6.0 million was recognized in policy benefits and claims in the consolidated statements of operations due to changes in the fair value of the swaps for the three and nine months ended September 30, 2021, respectively, fully offsetting the fair value change in the hedged FHLB funding agreement liabilities.

Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS debt securities in cash flow hedges. Regression analysis is used to assess the effectiveness of these hedges. As of September 30, 2021, there was a cumulative gain of $2.1 million on the bond forwards recorded in accumulated other comprehensive (loss) income. Amounts deferred in accumulated other comprehensive (loss) income are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased

Notes to Financial Statements (Continued)
securities, using the effective interest method. These arrangements are hedging purchases from July 2021 through January 2027 and are expected to affect earnings until 2051. There were $1.6 billion of securities purchased for the nine months ended September 30, 2021. Global Atlantic estimates that the amount of gains/losses in accumulated other comprehensive (loss) income to be reclassified into earnings in the next 12 months will not be material.

Global Atlantic designates foreign exchange forward purchase contracts ("FX forwards") to hedge the foreign currency risk associated with foreign currency-denominated bonds in fair value hedges. These foreign currency-denominated bonds are accounted for as AFS fixed maturity securities. Changes in the fair value of the hedged AFS fixed maturity securities due to changes in spot exchange rates are reclassified from AOCI to earnings, which offsets the earnings impact of the spot changes of the FX forwards. The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the FX forwards related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the FX forwards. The change in the fair value of the FX forwards due to changes in the spot rate was $12.1 million and $13.8 million which was recognized in net investment gains (losses) for the three and nine months ended September 30, 2021, respectively, fully offset by amounts reclassified from AOCI due to changes in spot exchange rates on the AFS fixed maturity securities. The change in the fair value of the FX forwards due to changes in the spot-forward difference was $766 thousand and $399 thousand which was deferred in AOCI for the three and nine months ended September 30, 2021, respectively. $593 thousand and $1.2 million of amounts previously deferred in AOCI was amortized to net investment gains (losses) for the three and nine months ended September 30, 2021, respectively.

The fair value and notional value of the derivative assets and liabilities were as follows:

As of September 30, 2021	Notional value	Derivative assets	Derivative liabilities
Asset Management
Foreign Exchange Contracts and Options	$9,615,615	$427,929	$444,713
Other Derivatives	628,150	1,747	37,798
Total Asset Management		429,676	482,511

Insurance
Equity market contracts	$30,956,133	$1,053,680	$158,446
Interest rate contracts	16,859,214	162,727	134,677
Foreign currency contracts	929,803	22,644	1,161
Credit risk contracts	60,000	—	1,600
Impact of netting (1)		(121,098)	(121,098)
Fair value included within derivative assets and derivative liabilities		1,117,953	174,786
Embedded derivative – indexed universal life products		—	490,013
Embedded derivative – annuity products		—	1,652,714
Fair value included within policy liabilities		—	2,142,727
Embedded derivative – funds withheld at interest		80,493	(36,755)
Total Insurance		1,198,446	2,280,758

Fair value included within total assets and liabilities		$1,628,122	$2,763,269

(1)     Represents netting of derivative exposures covered by qualifying master netting agreements.

Notes to Financial Statements (Continued)

As of December 31, 2020	Notional value	Derivative assets	Derivative liabilities
Asset Management
Foreign Exchange Contracts and Options	$9,837,178	$250,398	$551,728
Other Derivatives	802,988	7,839	126,950
Total Asset Management		258,237	678,678

Fair value included within total assets and liabilities		$258,237	$678,678

The amounts of derivative gains and losses recognized are reported in the consolidated statements of operations as follows:

Derivative contracts not designated as hedges	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Asset Management
Net Gains (Losses) from Investment Activities:
Foreign Exchange Contracts and Options	$321,139	$(280,406)	$252,303	$(61,668)
Other Derivatives	(11,110)	(56,813)	(41,571)	(100,525)
Total included in Net Gains (Losses) from Investment Activities	$310,029	$(337,219)	$210,732	$(162,193)

Insurance
Net investment gains (losses):
Embedded derivatives	$93,970	$—	$117,248	$—
Equity index options	(25,854)	—	275,035	—
Equity future contracts	1,783	—	(171,982)	—
Interest rate contracts	(24,135)	—	(149,274)	—
Credit risk contracts	(196)	—	(254)	—
Total included in net investment gains (losses)	$45,568	$—	$70,773	$—

Derivative contracts designated as hedges	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Insurance
Revenues:
Foreign currency forwards	$(4,776)	$—	$(675)	$—
Total included in net investment gains (losses)	$(4,776)	$—	$(675)	$—
Policy benefits and claims:
Interest rate swap	$74	$—	$(6,552)	$—
Total included in policy benefits and claims	$74	$—	$(6,552)
Interest expense:
Interest rate swap	$(7,923)	$—	$(14,307)	$—
Total included in interest expense	$(7,923)	$—	$(14,307)	$—

Notes to Financial Statements (Continued)
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of September 30, 2021	Gross amount recognized	Gross amounts offset in the statement of financial position(1)	Net amounts presented in the statement of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,239,051	$(121,098)	$1,117,953	$(967,632)	$150,321
Derivative liabilities (excluding embedded derivatives)	$295,884	$(121,098)	$174,786	$—	$174,786
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
Assets, at fair value:

	September 30, 2021
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$2,520,158	$1,303,409	$21,744,949		$25,568,516
Credit	—	2,247,803	10,200,611		12,448,414
Investments of Consolidated CFEs	—	20,696,676	—		20,696,676
Real Assets	—	51,112	11,633,184		11,684,296
Equity Method - Other	10,027	296,087	1,008,868		1,314,982
Other Investments	506,928	169,300	3,168,917		3,845,145
Total Investments	3,037,113	24,764,387	47,756,529		75,558,029
Foreign Exchange Contracts and Options	—	427,929	—		427,929
Other Derivatives	—	1,704	43	(1)	1,747
Total Assets at Fair Value - Asset Management	$3,037,113	$25,194,020	$47,756,572		$75,987,705
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$740,317	$278,696	$—		$1,019,013
U.S. state, municipal and political subdivisions	—	5,105,085	—		5,105,085
Corporate	—	35,953,737	4,842,303		40,796,040
Structured securities	—	20,572,721	196,987		20,769,708
Total AFS fixed maturity securities	740,317	61,910,239	5,039,290		67,689,846
Trading fixed maturity securities:
U.S. government and agencies	28,133	247,428	—		275,561
U..S. state, municipal and political subdivisions	—	1,029,943	—		1,029,943
Corporate	—	11,232,964	1,384,965		12,617,929
Structured securities	—	2,655,895	81,000		2,736,895
Total trading fixed maturity securities	28,133	15,166,230	1,465,965		16,660,328
Equity securities	8,515	—	28,863		37,378
Mortgage and other loan receivables(2)	—	—	1,288,478		1,288,478
Other investments(3)	—	—	795,228		795,228

Notes to Financial Statements (Continued)

Funds withheld receivable at interest	—	—	80,493	80,493
Reinsurance recoverable	—	—	1,325,487	1,325,487
Derivative assets:
Equity market contracts	85,333	968,347	—	1,053,680
Interest rate contracts	14,690	148,037	—	162,727
Foreign currency contracts	—	22,644	—	22,644
Impact of netting(4)	(31,559)	(89,539)	—	(121,098)
Total derivative assets	68,464	1,049,489	—	1,117,953
Separate account assets	5,445,170	—	—	5,445,170
Total Assets at Fair Value - Insurance	$6,290,599	$78,125,958	$10,023,804	$94,440,361

Total Assets at Fair Value	$9,327,712	$103,319,978	$57,780,376	$170,428,066

	December 31, 2020
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$2,758,396	$2,476,823	$15,234,904		$20,470,123
Credit	—	2,031,057	9,172,848		11,203,905
Investments of Consolidated CFEs	—	17,706,976	—		17,706,976
Real Assets	—	172,043	5,924,575		6,096,618
Equity Method - Other	485,988	7,254	1,014,378		1,507,620
Other Investments	434,481	88,760	2,341,981		2,865,222
Total Investments	3,678,865	22,482,913	33,688,686		59,850,464

Foreign Exchange Contracts and Options	—	250,398	—		250,398
Other Derivatives	442	729	6,668	(1)	7,839
Total Assets at Fair Value - Asset Management	$3,679,307	$22,734,040	$33,695,354		$60,108,701

Total Assets at Fair Value	$3,679,307	$22,734,040	$33,695,354		$60,108,701
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
(2)Includes related party balance of $448.1 million in Level III for mortgage and other loan receivables.
(3)Other investments excluded from the fair value hierarchy include certain real estate and private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of September 30, 2021, the fair value of these investments was $102.5 million.
(4)Represents netting of derivative exposures covered by qualifying master netting agreements.

Notes to Financial Statements (Continued)

Liabilities, at fair value:

	September 30, 2021
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$262,151	$—	$—		$262,151
Foreign Exchange Contracts and Options	—	444,713	—		444,713
Unfunded Revolver Commitments	—	—	50,910	(1)	50,910
Other Derivatives	—	37,798	—		37,798
Debt Obligations of Consolidated CFEs	—	19,969,156	—		19,969,156
Total Liabilities at Fair Value - Asset Management	$262,151	$20,451,667	$50,910		$20,764,728
Insurance
Policy liabilities	$—	$—	$544,829		$544,829
Closed block policy liabilities	—	—	1,374,913		1,374,913
Funds withheld payable at interest	—	—	(36,755)		(36,755)
Derivative instruments payable:
Equity market contracts	17,897	140,549	—		158,446
Interest rate contracts	58,866	75,811	—		134,677
Foreign currency contracts	—	1,161	—		1,161
Credit contracts	—	1,600	—		1,600
Impact of netting(2)	(31,559)	(89,539)	—		(121,098)
Total derivative instruments payable	45,204	129,582	—		174,786
Reinsurance liabilities	—	—	—		—
Embedded derivative – indexed universal life products	—	—	490,013		490,013
Embedded derivative – annuity products	—	—	1,652,714		1,652,714
Total Liabilities at Fair Value - Insurance	$45,204	$129,582	$4,025,714		$4,200,500

Total Liabilities at Fair Value	$307,355	$20,581,249	$4,076,624		$24,965,228

	December 31, 2020
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$281,826	$—	$—		$281,826
Foreign Exchange Contracts and Options	—	551,728	—		551,728
Unfunded Revolver Commitments	—	—	46,340	(1)	46,340
Other Derivatives	76,930	50,020	—		126,950
Debt Obligations of Consolidated CFEs	—	17,372,740	—		17,372,740
Total Liabilities at Fair Value - Asset Management	$358,756	$17,974,488	$46,340		$18,379,584

Total Liabilities at Fair Value	$358,756	$17,974,488	$46,340		$18,379,584
(1)These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreement.

Notes to Financial Statements (Continued)
The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2021 and 2020, respectively. The format of the tables has been modified to include the insurance assets and liabilities and, as such, the prior period presentation has been modified accordingly.

	Three Months Ended September 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$19,023,638	$—	$—	$(75,554)	$1,636,915	$1,159,950	$—	$21,744,949	$1,094,045	$—
Credit	9,931,511	—	—	—	317,956	(56,665)	7,809	10,200,611	(15,427)	7,809
Real Assets	8,717,571	(174,658)	—	—	2,454,477	635,794	—	11,633,184	609,092	—
Equity Method - Other	1,067,844	—	—	—	(75,143)	16,167	—	1,008,868	(22,455)	—
Other Investments	2,971,242	—	—	—	105,878	91,797	—	3,168,917	76,256	—
Other Derivatives	1,875	—	—	—	13,152	(14,984)	—	43	(14,984)	—
Total Assets - Asset Management	41,713,681	(174,658)	—	(75,554)	4,453,235	1,832,059	7,809	47,756,572	1,726,527	7,809

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	4,018,174	—	48,093	(29,400)	785,992	—	19,444	4,842,303	—	1,236
Structured securities	175,936	—	16,309	—	2,460	—	2,282	196,987	—	1,682
Total AFS fixed maturity securities	4,194,110	—	64,402	(29,400)	788,452	—	21,726	5,039,290	—	2,918
Trading fixed maturity securities:
Corporate fixed maturity securities	1,009,357	—	—	—	368,624	6,984	—	1,384,965	4,926	—
Structured securities	20,939	—	15,744	—	44,233	84	—	81,000	1,131	—
Total trading fixed maturity securities	1,030,296	—	15,744	—	412,857	7,068	—	1,465,965	6,057	—
Equity securities	97,029	—	—	—	(90,855)	22,689	—	28,863	(10,074)	—
Mortgage and other loan receivables	1,224,789	—	—	—	58,303	5,386	—	1,288,478	2,047	—
Other investments	491,635	—	—	—	(33,619)	337,212	—	795,228	(22,496)	—
Funds withheld receivable at interest	78,450	—	—	—	(437)	2,480	—	80,493	—	—
Reinsurance recoverable	1,288,097	—	—	—	—	37,390	—	1,325,487	—	—
Total Assets - Insurance	8,404,406	—	80,146	(29,400)	1,134,701	412,225	21,726	10,023,804	(24,466)	2,918
				—
Total	$50,118,087	$(174,658)	$80,146	$(104,954)	$5,587,936	$2,244,284	$29,535	$57,780,376	$1,702,061	$10,727

Notes to Financial Statements (Continued)

	Nine Months Ended September 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$15,234,904	$—	$5,034	$(504,112)	$1,853,614	$5,155,509	$—	$21,744,949	$5,011,447	$—
Credit	9,172,848	(1,021)	86,135	—	875,871	59,611	7,167	10,200,611	134,588	7,167
Real Assets	5,924,575	(174,658)	17,567	—	4,503,849	1,361,851	—	11,633,184	1,293,618	—
Equity Method - Other	1,014,378	—	—	(22,601)	(237,737)	254,828	—	1,008,868	215,103	—
Other Investments	2,341,981	(2,879)	—	(115,274)	380,337	564,752	—	3,168,917	616,584	—
Other Derivatives	6,668	—	—	—	23,762	(30,387)	—	43	(30,387)	—
Total Assets - Asset Management	33,695,354	(178,558)	108,736	(641,987)	7,399,696	7,366,164	7,167	47,756,572	7,240,953	7,167

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	3,504,578	—	76,277	(38,610)	1,298,035	—	2,023	4,842,303	—	(9,447)
Structured securities	197,970	—	16,309	—	(17,047)	—	(245)	196,987	—	1,652
Total AFS fixed maturity securities	3,702,548	—	92,586	(38,610)	1,280,988	—	1,778	5,039,290	—	(7,795)
Trading fixed maturity securities:
Corporate fixed maturity securities	676,650	—	—	—	705,027	3,288	—	1,384,965	604	—
Structured securities	14,661	—	15,744	—	50,208	387	—	81,000	1,337	—
Total trading fixed maturity securities	691,311	—	15,744	—	755,235	3,675	—	1,465,965	1,941	—
Equity securities	66,660	—	—	—	(90,855)	53,058	—	28,863	20,295	—
Mortgage and other loan receivables	928,673	—	—	—	348,098	11,707	—	1,288,478	9,814	—
Other investments	437,275	—	5,003	—	(20,693)	373,643	—	795,228	13,510	—
Funds withheld receivable at interest	—	—	—	—	152	80,341	—	80,493	—	—
Reinsurance recoverable	—	—	—	—	—	1,325,487	—	1,325,487	—	—
Total Assets - Insurance	5,826,467	—	113,333	(38,610)	2,272,925	1,847,911	1,778	10,023,804	45,560	(7,795)

Total	$39,521,821	$(178,558)	$222,069	$(680,597)	$9,672,621	$9,214,075	$8,945	$57,780,376	$7,286,513	$(628)

Notes to Financial Statements (Continued)

	Three Months Ended September 30, 2020
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$10,810,113	$—	$—	$(18,315)	$420,025	$1,415,156	$—	$12,626,979	$1,180,782	$—
Credit	8,721,478	231,872	—	—	(359,847)	108,889	21,586	8,723,978	127,060	21,586
Real Assets	3,223,540	(230,163)	197,972	—	991,283	257,473	—	4,440,105	280,582	—
Equity Method - Other	1,622,885	(20,523)	136,374	(58,475)	76,437	176,161	—	1,932,859	175,898	—
Other Investments	1,694,797	—	—	(2,473)	110,101	91,904	—	1,894,329	90,711	—
Other Derivatives	26,078	—	—	—	4,026	(17,496)	—	12,608	(17,496)	—
Total Assets - Asset Management	$26,098,891	$(18,814)	$334,346	$(79,263)	$1,242,025	$2,032,087	$21,586	$29,630,858	$1,837,537	$21,586

	Nine Months Ended September 30, 2020
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$9,871,682	$—	$—	$(18,315)	$1,071,229	$1,702,383	$—	$12,626,979	$1,466,074	$—
Credit	9,217,759	231,872	—	—	36,767	(764,433)	2,013	8,723,978	(733,768)	2,013
Real Assets	3,567,944	(230,163)	197,972	(113,770)	1,240,108	(221,986)	—	4,440,105	(247,961)	—
Equity Method - Other	1,656,045	(20,523)	136,374	(58,475)	158,437	61,001	—	1,932,859	60,926	—
Other Investments	2,154,755	—	—	(2,473)	240,681	(498,634)	—	1,894,329	(484,905)	—
Other Derivatives	21,806	—	—	—	3,628	(12,826)	—	12,608	(12,310)	—
Total Assets - Asset Management	$26,489,991	$(18,814)	$334,346	$(193,033)	$2,750,850	$265,505	$2,013	$29,630,858	$48,056	$2,013

Notes to Financial Statements (Continued)

	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$1,768,420	$—	$(131,505)	$—	$1,636,915	$2,147,332	$—	$(293,718)	$—	$1,853,614
Credit	1,895,171	—	(1,579,340)	2,125	317,956	4,476,350	—	(3,440,035)	(160,444)	875,871
Real Assets	2,983,593	—	(529,116)	—	2,454,477	5,541,325	—	(1,037,476)	—	4,503,849
Equity Method - Other	7,201	—	(82,344)	—	(75,143)	21,800	—	(259,537)	—	(237,737)
Other Investments	257,463	—	(151,585)	—	105,878	588,865	—	(208,528)	—	380,337
Other Derivatives	13,152	—	—	—	13,152	23,762	—	—	—	23,762
Total Assets - Asset Management	6,925,000	—	(2,473,890)	2,125	4,453,235	12,799,434	—	(5,239,294)	(160,444)	7,399,696

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	2,155,228	—	(13,846)	(1,355,390)	785,992	4,072,144	—	(48,073)	(2,726,036)	1,298,035
Structured securities	4,218	—	—	(1,758)	2,460	4,289	—	—	(21,336)	(17,047)
Total AFS fixed maturity securities	2,159,446	—	(13,846)	(1,357,148)	788,452	4,076,433	—	(48,073)	(2,747,372)	1,280,988
Trading fixed maturity securities:
Corporate fixed maturity securities	370,488	—	(623)	(1,241)	368,624	710,446	—	(623)	(4,796)	705,027
Structured securities	44,594	—	—	(361)	44,233	52,735	—	—	(2,527)	50,208
Total trading fixed maturity securities	415,082	—	(623)	(1,602)	412,857	763,181	—	(623)	(7,323)	755,235
Equity securities	—	—	(83,864)	(6,991)	(90,855)	$—	$—	$(83,864)	$(6,991)	(90,855)
Mortgage and other loan receivables	65,517	—	(6,541)	(673)	58,303	380,555	—	(22,200)	(10,257)	348,098
Other investments	25,000	—	(58,619)	—	(33,619)	37,926	—	(58,619)	—	(20,693)
Funds withheld receivable at interest	—	(437)	—	—	(437)	—	152	—	—	152
Total Assets - Insurance	2,665,045	(437)	(163,493)	(1,366,414)	1,134,701	5,258,095	152	(213,379)	(2,771,943)	2,272,925

Total	$9,590,045	$(437)	$(2,637,383)	$(1,364,289)	$5,587,936	$18,057,529	$152	$(5,452,673)	$(2,932,387)	$9,672,621

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Purchases	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements	Purchases	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements
Assets
Asset Management
Private Equity	$1,266,063	$(846,038)	$—	$420,025	$1,950,875	$(879,646)	$—	$1,071,229
Credit	272,854	(642,056)	9,355	(359,847)	1,792,397	(1,732,825)	(22,805)	36,767
Real Assets	994,130	(2,847)	—	991,283	1,502,382	(262,274)	—	1,240,108
Equity Method - Other	79,079	(2,642)	—	76,437	161,147	(2,710)	—	158,437
Other Investments	127,365	(17,264)	—	110,101	309,358	(68,677)	—	240,681
Other Derivatives	4,026	—	—	4,026	4,988	(1,360)	—	3,628
Total Assets - Asset Management	$2,743,517	$(1,510,847)	$9,355	$1,242,025	$5,721,147	$(2,947,492)	$(22,805)	$2,750,850

Notes to Financial Statements (Continued)

	Three Months Ended September 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$40,050	$—	$—	$—	$—	$10,860	$—	$50,910	$10,860
Total Liabilities - Asset Management	40,050	—	—	—	—	10,860	—	50,910	10,860

Insurance
Policy liabilities	548,377	—	—	—	—	(3,548)	—	544,829	—
Closed block policy liabilities	1,341,262	—	—	—	—	32,941	710	1,374,913	—
Funds withheld payable at interest	55,172	—	—	—	—	(91,927)	—	(36,755)	—
Embedded derivative – indexed universal life products	495,353	—	—	—	108	(5,448)	—	490,013	—
Embedded derivative – annuity products	1,521,447	—	—	—	81,926	49,341	—	1,652,714	—
Total Liabilities - Insurance	3,961,611	—	—	—	82,034	(18,641)	710	4,025,714	—

Total	$4,001,661	$—	$—	$—	$82,034	$(7,781)	$710	$4,076,624	$10,860

Notes to Financial Statements (Continued)

	Nine Months Ended September 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$46,340	$—	$—	$—	$628	$3,942	$—	$50,910	$3,942
Total Liabilities - Asset Management	46,340	—	—	—	628	3,942	—	50,910	3,942

Insurance
Policy liabilities	637,800	—	—	—	—	(92,971)	—	544,829	—
Closed block policy liabilities	1,395,746	—	—	—	—	(22,205)	1,372	1,374,913	—
Funds withheld payable at interest	59,230	—	—	—	—	(95,985)	—	(36,755)	—
Embedded derivative – indexed universal life products	386,746	—	—	—	(393)	103,660	—	490,013	—
Embedded derivative – annuity products	1,024,601	—	—	—	208,027	420,086	—	1,652,714	—
Total Liabilities - Insurance	3,504,123	—	—	—	207,634	312,585	1,372	4,025,714	—

Total	$3,550,463	$—	$—	$—	$208,262	$316,527	$1,372	$4,076,624	$3,942

	Three Months Ended September 30, 2020
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$70,148	$—	$—	$—	$—	$(14,063)	$—	$56,085	$(14,063)
Total Liabilities - Asset Management	$70,148	$—	$—	$—	$—	$(14,063)	$—	$56,085	$(14,063)

Notes to Financial Statements (Continued)

	Nine Months Ended September 30, 2020
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$75,842	$—	$—	$—	$(2,464)	$(17,293)	$—	$56,085	$(17,293)
Total Liabilities - Asset Management	$75,842	$—	$—	$—	$(2,464)	$(17,293)	$—	$56,085	$(17,293)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Issuances	Settlements	Net settlements/Issuances	Issuances	Settlements	Net settlements/Issuances
Liabilities
Asset Management
Unfunded Revolver Commitments	$11,319	$(11,319)	$—	$12,486	$(11,858)	$628
Total Liabilities - Asset Management	11,319	(11,319)	—	12,486	(11,858)	628

Insurance
Embedded derivative – indexed universal life products	4,775	(4,667)	108	14,853	(15,246)	(393)
Embedded derivative – annuity products	81,926	—	81,926	208,027	—	208,027
Total Liabilities - Insurance	86,701	(4,667)	82,034	222,880	(15,246)	207,634

Total	$98,020	$(15,986)	$82,034	$235,366	$(27,104)	$208,262

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Issuances	Settlements	Net settlements/Issuances	Issuances	Settlements	Net settlements/Issuances
Liabilities
Asset Management
Unfunded Revolver Commitments	$—	$—	$—	$—	$(2,464)	$(2,464)
Total Liabilities - Asset Management	$—	$—	$—	$—	$(2,464)	$(2,464)

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of September 30, 2021. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value September 30, 2021	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Private Equity	$21,744,949

Private Equity	$18,865,051	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.8%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	25.7%	0.0% - 75.0%	(4)
			Weight Ascribed to Discounted Cash Flow	54.8%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	19.5%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	17.6x	9.5x - 26.8x	Increase
			Enterprise Value/Forward EBITDA Multiple	14.9x	8.0x - 20.0x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9.4%	3.5% - 15.2%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	13.4x	6.0x - 18.0x	Increase

Growth Equity	$2,879,898	Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	9.7%	5.0% - 25.0%	Decrease
			Weight Ascribed to Market Comparables	31.2%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	2.0%	0.0% - 50.0%	(5)
			Weight Ascribed to Milestones	66.8%	0.0% - 100.0%	(6)
		Scenario Weighting	Base	73.9%	50.0% - 75.0%	Increase
			Downside	7.5%	1.0% - 25.0%	Decrease
			Upside	18.6%	0.0% - 35.0%	Increase

Credit	$10,200,611	Yield Analysis	Yield	5.3%	4.3% - 25.7%	Decrease
			Net Leverage	5.1x	0.3x - 15.2x	Decrease
			EBITDA Multiple	11.5x	1.1x - 37.8x	Increase

Real Assets	$11,633,184

Energy	$2,623,066	Inputs to market comparables and discounted cash flow	Weight Ascribed to Market Comparables	46.1%	0.0% - 50.0%	(4)
			Weight Ascribed to Discounted Cash Flow	53.9%	50.0% - 100.0%	(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	6.1x	5.9x - 6.2x	Increase
			Enterprise Value/Forward EBITDA Multiple	4.5x	4.1x - 8.0x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	11.4%	10.3% - 14.7%	Decrease
			Average Price Per BOE (8)	$41.71	$39.43 - $44.74	Increase

Infrastructure	$3,083,444	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.0%	5.0% - 5.0%	Decrease
			Weight Ascribed to Market Comparables	1.8%	0.0% - 25.0%	(4)
			Weight Ascribed to Discounted Cash Flow	48.7%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	49.5%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/Forward EBITDA Multiple	11.0x	11.0x - 11.0x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	6.3%	4.8% - 8.3%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	12.2x	10.0x - 13.0x	Increase

Real Estate	$5,926,674	Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	22.8%	0.0% - 100.0%	(7)
			Weight Ascribed to Discounted Cash Flow	70.2%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	7.0%	0.0% - 100.0%	(6)
		Direct income capitalization	Current Capitalization Rate	5.1%	3.5% - 8.1%	Decrease
		Discounted cash flow	Unlevered Discount Rate	6.6%	5.3% - 18.0%	Decrease

Notes to Financial Statements (Continued)

Level III Assets	Fair Value September 30, 2021		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Equity Method - Other	$1,008,868		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.1%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	34.1%	0.0% - 75.0%	(4)
				Weight Ascribed to Discounted Cash Flow	26.5%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	39.4%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.5x	11.0x - 26.9x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.8x	4.1x - 19.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.5%	5.8% - 16.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	11.0x	6.0x - 15.0x	Increase

Other Investments	$3,168,917	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.7%	6.3% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	22.5%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	39.5%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	38.0%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	13.7x	1.1x - 30.5x	Increase
				Enterprise Value/Forward EBITDA Multiple	13.2x	0.9x - 17.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	11.8%	7.6% - 25.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.0x	5.1x - 11.0x	Increase

INSURANCE

Corporate fixed maturity securities	$1,627,371		Discounted cash flow	Discount Spread	2.11%	—% - 4.83%	Decrease

Structured securities	$159,372		Discounted cash flow	Discount Spread	2.85%	2.20% - 6.15%	Decrease
				Constant Prepayment Rate	7.32%	5.00% - 15.00%	Increase/Decrease
				Constant Default Rate	1.16%	1.00% - 2.50%	Decrease
				Loss Severity		100%	Decrease

Other investments	$455,387		Direct capitalization	Current Capitalization Rate	5.52%	4.95% - 6.09%	Decrease
				Vacancy rate		5.00%	Decrease
			Discounted cash flow	Yield		8.00%	Decrease

Funds withheld receivable at interest	$80,493		Discounted cash flow	Duration/Weighted Average Life	10.43 years	0.0 years - 23.2 years	Increase
				Contractholder Persistency	6.13%	3.50% - 16.20%	Increase
				Nonperformance Risk		0.26% - 1.11%	Decrease

Reinsurance recoverable	$1,325,487		Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption		The average expense assumption is between $10.40 and $78.00 per policy, increased by inflation.	Increase
			Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense risk margin		9.42%	Decrease
				Cost of capital		3.69% - 13.85%	Increase
			Discounted cash flow	Mortality Rate		2.55%	Increase
				Surrender Rate		5.33%	Increase
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

Level III Liabilities	Fair Value September 30, 2021	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Unfunded Revolver Commitments	$50,910	Yield Analysis	Yield	5.2%	3.9% - 6.9%	Decrease

INSURANCE

Policy liabilities	$544,829	Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate		0.26% - 1.45%	Decrease
		Policyholder behavior is also a significant unobservable input, including surrender and mortality.	Surrender Rate		3.15% - 6.92%	Increase
			Mortality Rate		3.75% - 8.29%	Increase

Closed block policy liabilities	$1,374,913	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption		The average expense assumption is between $10.40 and $78.00 per policy, increased by inflation.	Increase
		Nonperformance Risk			0.26% - 1.11%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin		9.42%	Decrease
			Cost of Capital		3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate		2.55%	Increase
			Surrender Rate		5.33%	Increase

Notes to Financial Statements (Continued)

Level III Liabilities	Fair Value September 30, 2021	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Funds withheld payable at interest	$(36,755)	Discounted cash flow	Duration/Weighted Average Life	10.60 years	0.0 years - 20.1 years	Decrease
			Contractholder Persistency	6.13%	3.50% - 16.20%	Decrease
			Nonperformance Risk		0.26% - 1.11%	Decrease

Embedded derivative – indexed universal life products	$490,013	Policy persistency is a significant unobservable input.	Lapse Rate		3.71%	Decrease
			Mortality Rate		0.68%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption		3.60%	Increase
			Nonperformance Risk		0.26% - 1.11%	Decrease

Embedded derivative – annuity products	$1,652,714	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-indexed annuity	3.70%		Decrease
			Variable annuity	4.19%	2.27% - 32.56%	Decrease
			Surrender Rate:
			Fixed-indexed annuity	9.85%		Decrease
			Variable annuity		3.63% - 41.90%	Decrease
			Mortality Rate
			Fixed-indexed annuity	1.95%		Decrease
			Variable annuity		1.33% - 7.57%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption:
			Retail RIA	1.60%		Increase
			Fixed-indexed annuity	2.10%		Increase
			Variable annuity	n/a		Increase
			Nonperformance Risk		0.26% - 1.11%	Decrease
(1)In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. Management has determined that market participants would take these inputs into account when valuing the investments and debt obligations. LTM means last twelve months, and EBITDA means earnings before interest, taxes, depreciation and amortization.
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
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of September 30, 2021.

		Fair Value Hierarchy
As of September 30, 2021	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$24,078,587	$—	$—	$24,826,227	$24,826,227
Policy loans	765,931	—	—	751,674	751,674
FHLB common stock and other investments	833,519	—	—	833,519	833,519
Funds withheld receivables at interest	2,985,988	—	2,985,988	—	2,985,988
Cash and cash equivalents	4,717,240	4,717,240	—	—	4,717,240
Restricted cash and cash equivalents	398,572	398,572	—	—	398,572
Total financial assets	$33,779,837	$5,115,812	$2,985,988	$26,411,420	$34,513,220
Financial liabilities:
Insurance
Other contractholder deposit funds	$29,989,672	$—	$28,063,998	$—	$28,063,998
Supplementary contracts without life contingencies	30,513	—	—	30,704	30,704
Funding agreements	2,571,298	—	—	2,563,810	2,563,810
Funds withheld payables at interest	23,651,565	—	23,651,565	—	23,651,565
Debt obligations	2,162,591	—	—	2,244,861	2,244,861
Securities sold under agreements to repurchase	317,938	—	317,938	—	317,938
Total financial liabilities	$58,723,577	$—	$52,033,501	$4,839,375	$56,872,876

Notes to Financial Statements (Continued)
10. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2021	December 31, 2020
Assets
Asset Management
Credit	$6,986,251	$5,958,958
Investments of Consolidated CFEs	20,696,676	17,706,976
Real Assets	185,117	177,240
Equity Method - Other	1,314,982	1,507,620
Other Investments	197,797	201,563
Total Asset Management	$29,380,823	$25,552,357
Insurance
Mortgage and other loan receivables	$1,288,478	$—
Other investments	476,768	—
Reinsurance recoverable	1,325,487	—
Total Insurance	$3,090,733	$—

Total Assets	$32,471,556	$25,552,357

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$19,969,156	$17,372,740
Total Asset Management	$19,969,156	$17,372,740
Insurance
Policy liabilities	$1,919,742	$—
Total Insurance	$1,919,742	$—

Total Liabilities	$21,888,898	$17,372,740

Notes to Financial Statements (Continued)
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$19,414	$7,639	$27,053	$6,105	$93,955	$100,060
Investments of Consolidated CFEs	23,198	(15,013)	8,185	(33,373)	425,660	$392,287
Real Assets	391	7,591	7,982	—	6,423	$6,423
Equity Method - Other	293,819	(263,841)	29,978	(26,079)	344,316	$318,237
Other Investments	11,175	1,062	12,237	49	7,924	$7,973
Total Asset Management	$347,997	$(262,562)	$85,435	$(53,298)	$878,278	$824,980
Insurance
Mortgage and other loan receivables	$—	$3,613	$3,613	$—	$—	$—
Other investments	—	317,542	317,542	—	—	—
Total Insurance	$—	$321,155	$321,155	$—	$—	$—

Total Assets	$347,997	$58,593	$406,590	$(53,298)	$878,278	$824,980

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$10,278	$(10,437)	$(159)	$—	$(317,299)	$(317,299)
Total Asset Management	$10,278	$(10,437)	$(159)	$—	$(317,299)	$(317,299)
Insurance
Policy liabilities	$—	$(3,463)	$(3,463)	$—	$—	$—
Total Insurance	$—	$(3,463)	$(3,463)	$—	$—	$—

Total Liabilities	$10,278	$(13,900)	$(3,622)	$—	$(317,299)	$(317,299)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$1,573	$15,543	$17,116	$(42,878)	$5,458	$(37,420)
Investments of Consolidated CFEs	44,954	173,775	218,729	(127,175)	(424,918)	(552,093)
Real Assets	566	18,448	19,014	153	(17,882)	(17,729)
Equity Method - Other	368,931	(71,179)	297,752	(82,671)	271,243	188,572
Other Investments	16,581	17,627	34,208	(60,241)	52,755	(7,486)
Total Asset Management	$432,605	$154,214	$586,819	$(312,812)	$(113,344)	$(426,156)
Insurance
Mortgage and other loan receivables	$—	$9,443	$9,443	$—	$—	$—
Other investments	—	353,112	353,112	—	—	—
Total Insurance	$—	$362,555	$362,555	$—	$—	$—

Total Assets	$432,605	$516,769	$949,374	$(312,812)	$(113,344)	$(426,156)

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$9,740	$(82,107)	$(72,367)	$—	$337,634	$337,634
Total Asset Management	$9,740	$(82,107)	$(72,367)	$—	$337,634	$337,634
Insurance
Policy liabilities	$—	$(89,184)	$(89,184)	$—	$—	$—
Total Insurance	$—	$(89,184)	$(89,184)	$—	$—	$—

Total Liabilities	$9,740	$(171,291)	$(161,551)	$—	$337,634	$337,634

Notes to Financial Statements (Continued)
11. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS

The following reflects the changes to the deferred policy acquisition costs ("DAC") asset:

Nine Months Ended
September 30, 2021
Balance, as of GA Acquisition Date	$—
Acquisition/reinsurance	51,322
Deferrals	259,203
Amortized to expense during the period(1)	(13,016)
Adjustment for unrealized investment losses (gains) during the period	4,907
Balance, as of end of period	$302,416

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the value of business acquired ("VOBA") asset:

Nine Months Ended
September 30, 2021
Balance, as of GA Acquisition Date	$1,024,520
Amortized to expense during the period(1)	(47,866)
Balance, as of end of period	$976,654

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the negative VOBA liability:

Nine Months Ended
September 30, 2021
Balance, as of Acquisition Date	$1,273,414
Amortized to expense during the period(1)	(118,291)
Balance, as of end of period	$1,155,123

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the unearned revenue reserve ("URR") and unearned front-end load ("UFEL):

Nine Months Ended
September 30, 2021
Balance, as of GA Acquisition Date	$—
Deferrals	41,000
Amortized to expense during the period(1)	(1,302)
Adjustment for unrealized investment losses during the period	(4,100)
Balance, as of end of period	$35,598

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

Notes to Financial Statements (Continued)

The effects of all reinsurance agreements on the consolidated statement of financial condition were as follows:

September 30, 2021
Policy liabilities:
Direct	$65,847,071
Assumed	58,764,838
Total policy liabilities	124,611,909
Ceded(1)	(25,248,798)
Net policy liabilities	$99,363,111

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

	As of September 30, 2021
A.M. Best Rating(1)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure
A++	$7,267	$—	$7,267
A+	1,937,673	—	1,937,673
A	2,777,536	—	2,777,536
A-	5,740,269	5,304,491	435,778
B++	33,421	—	33,421
B+	2,307	—	2,307
B	10,425	—	10,425
B-	4,213	—	4,213
Not rated(4)	17,717,883	18,320,143	—
Total	$28,230,994	$23,624,634	$5,208,620
_________________
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)At amortized cost, excluding any associated embedded derivative assets and liabilities
(3)Includes funds withheld payable at interest and deferred intangible reinsurance assets and liabilities.
(4)Includes $17.7 billion associated with cessions to Ivy Re Limited, a Bermuda insurance company and a subsidiary of an unaffiliated investment vehicle that participates in qualifying reinsurance transactions sourced by Global Atlantic.

As of September 30, 2021, Global Atlantic had $3.1 billion of funds withheld receivable at interest, with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting these receivables were held in trusts and not part of the respective counterparty’s general accounts.

Notes to Financial Statements (Continued)
The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Premiums:
Direct	$28,509	$74,959
Assumed(1)	1,908,614	3,778,810
Ceded	(962,220)	(2,154,857)
Net premiums	$974,903	$1,698,912
_________________
(1)Includes related party balances of $0 thousand and $8.7 million for the three and nine months ended September 30, 2021, respectively.

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Policy fees:
Direct	$233,029	$614,910
Assumed(1)	77,694	210,411
Ceded	(342)	(995)
Net policy fees	$310,381	$824,326
_________________
(1)Includes related party balances of $0 thousand and $6.2 million for the three and nine months ended September 30, 2021, respectively.

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Policy benefits and claims:
Direct	$554,134	$1,996,642
Assumed(1)	2,254,670	3,987,189
Ceded	(1,111,758)	(2,390,268)
Net policy benefits and claims	$1,697,046	$3,593,563
_________________
(1)Includes related party balances of $0 thousand and $76.2 million for the three and nine months ended September 30, 2021, respectively.

Global Atlantic holds collateral for and provides collateral to our reinsurance clients. Global Atlantic held $23.4 billion of collateral on behalf of our reinsurers as of September 30, 2021. As of September 30, 2021, reinsurers held collateral of $1.3 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of September 30, 2021, these trusts were required to hold, and held in excess of, $54.4 billion of assets to support reserves of $55.2 billion. Of the cash held in trust, Global Atlantic classified $201.7 million as restricted as of September 30, 2021.

Notes to Financial Statements (Continued)
13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK

For the three and nine months ended September 30, 2021 and 2020, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$1,131,354	$1,047,685	$4,053,271	$457,448
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive)	17,250	8,817	51,750	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$1,148,604	$1,056,502	$4,105,021	$457,448

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	583,030,506	562,425,576	580,742,033	560,124,947
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$1.94	$1.86	$6.98	$0.82

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	583,030,506	562,425,576	580,742,033	560,124,947
Incremental Common Shares:
Assumed vesting of dilutive equity awards	27,562,994	9,954,502	22,055,422	9,786,034
Assumed conversion of Series C Mandatory Convertible Preferred Stock	26,822,600	16,736,309	26,822,600	—
Weighted Average Shares of Common Stock Outstanding - Diluted	637,416,100	589,116,387	629,620,055	569,910,981
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$1.80	$1.79	$6.52	$0.80
For the three and nine months ended September 30, 2021, Weighted Average Shares of Common Stock Outstanding - Diluted includes the following:
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
(ii) For the three and nine months ended September 30, 2021, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was dilutive, and as such (i) 26.8 million shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to September 30, 2021) were included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) $17.3 million and $51.8 million, respectively, of Series C Mandatory Convertible Preferred dividends were excluded from Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
KKR Holdings Units
For the three and nine months ended September 30, 2021 and 2020, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s respective ownership interests in KKR Group Partnership.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted Average KKR Holdings Units	271,027,751	282,692,900	272,674,225	285,757,397

Notes to Financial Statements (Continued)
Market Condition Awards

As of September 30, 2021, 2.0 million of unvested equity awards that are subject to market-price and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market-price vesting condition was not satisfied. See Note 18 "Equity Based Compensation."

Notes to Financial Statements (Continued)
14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	September 30, 2021	December 31, 2020
Asset Management
Unsettled Investment Sales (1)	$500,507	$197,635
Receivables	39,789	75,697
Due from Broker (2)	291,775	644,028
Deferred Tax Assets, net (See Note 17)	91,959	83,822
Interest Receivable	191,085	145,532
Fixed Assets, net (3)	813,488	760,606
Foreign Exchange Contracts and Options (4)	427,929	250,398
Goodwill (5)	83,500	83,500
Derivative Assets	1,747	7,839
Prepaid Taxes	91,295	77,041
Prepaid Expenses	33,720	26,366
Operating Lease Right of Use Assets (6)	224,855	190,758
Deferred Financing Costs	18,243	22,810
Other	144,438	99,304
Total Asset Management	$2,954,330	$2,665,336
Insurance
Unsettled Investment Sales(1)	$2,272,772	$—
Deferred Tax Assets, net	779,889	—
Derivative Assets	1,117,953	—
Accrued Investment Income	825,124	—
Goodwill	497,053	—
Intangible Assets and Deferred Sales Inducements(7)	298,235	—
Operating Lease Right of Use Assets(6)	162,435	—
Other	123,431	—
Premiums and Other Account Receivables	66,328	—
Current Income Tax Recoverable	5,151	—
Total Insurance	$6,148,371	$—

Total Other Assets	$9,102,701	$2,665,336
(1)Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $130.1 million and $151.3 million as of September 30, 2021 and December 31, 2020, respectively. Depreciation and amortization expense of $11.3 million and $4.6 million for the three months ended September 30, 2021 and 2020, respectively, and $33.6 million and $14.2 million for the nine months ended September 30, 2021 and 2020, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.
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
(5)As of September 30, 2021, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.
(6)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $11.9 million and $13.9 million for the three months ended September 30, 2021 and 2020, respectively, and $37.1 million and $39.7 million for the nine months ended September 30, 2021 and 2020, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and renewable energy forward power purchase agreements in the U.S. For the three and nine months ended September 30, 2021 the operating lease costs were $3.9 million and $10.5 million, respectively. Insurance lease right-of-use assets are reported net of $21.1 million in deferred rent and lease incentives.
(7)The definite life intangible assets are amortized by using the straight-line method over the useful life of the assets which is an average of 17 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.4 million and $11.8 million for the three and nine months ended September 30, 2021, respectively.

Notes to Financial Statements (Continued)
Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2021	December 31, 2020
Asset Management
Amounts Payable to Carry Pool (1)	$3,562,686	$1,916,669
Unsettled Investment Purchases (2)	1,382,929	850,714
Securities Sold Short (3)	262,151	281,826
Derivative Liabilities	37,798	126,950
Accrued Compensation and Benefits	847,283	150,883
Interest Payable	159,129	182,044
Foreign Exchange Contracts and Options (4)	444,713	551,728
Accounts Payable and Accrued Expenses	161,952	130,661
Taxes Payable	28,979	88,040
Uncertain Tax Positions	76,643	76,643
Unfunded Revolver Commitments	50,910	46,340
Operating Lease Liabilities (5)	227,624	191,564
Deferred Tax Liabilities, net (See Note 17)	1,091,098	199,425
Other Liabilities	580,844	464,326
Total Asset Management	$8,914,739	$5,257,813

Insurance
Unsettled Investment Purchases(2)	$1,930,044	$—
Collateral on Derivative Instruments	967,632
Accrued Expenses	542,510	—
Securities Sold Under Agreements to Repurchase	317,938	—
Derivative Liabilities	174,786	—
Operating Lease Liabilities(5)	181,302	—
Accrued Employee Related Expenses	189,471	—
Tax Payable to Former Parent Company	73,608	—
Interest Payable	36,086	—
Accounts and Commissions Payable	19,798	—
Other Tax Related Liabilities	9,787	—
Total Insurance	$4,442,962	$—

Total Accrued Expenses and Other Liabilities	$13,357,701	$5,257,813
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
(5)For Asset Management, operating leases have remaining lease terms that range from approximately 1 year to 14 years, some of which include options to extend the leases for up to 3 years. The weighted average remaining lease terms were 9.1 years and 9.8 years as of September 30, 2021 and December 31, 2020, respectively. The weighted average discount rates were 1.2% and 1.2% as of September 30, 2021 and December 31, 2020, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 12 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms was 8.0 years as of September 30, 2021. The weighted average discount rates was 2.9% as of September 30, 2021.

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
KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance based fees or carried interest. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of September 30, 2021, KKR's commitments to these unconsolidated investment funds were $3.9 billion. KKR has not provided any financial support other than its obligated amount as of September 30, 2021. Global Atlantic also has unfunded commitments of $25.3 million in relation to other limited partnership interests as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	September 30, 2021	December 31, 2020
Investments - Asset Management	$11,091,844	$6,460,430
Due from (to) Affiliates, net	830,982	586,595
Maximum Exposure to Loss - Asset Management	$11,922,826	$7,047,025

Other Investment in Partnership - Insurance	$184,492	$—
Investment in Renewable Partnerships - Insurance	365,443	—
Maximum Exposure to Loss- Insurance	$549,935	$—

Total Maximum Exposure to Loss	$12,472,761	$7,047,025

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

KKR's Asset Management debt obligations consisted of the following:

		September 30, 2021			December 31, 2020
		Financing Available	Borrowing Outstanding	Fair Value	Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement		$1,000,000	$—	$—	$1,000,000	$—	$—
KCM Credit Agreement		728,593	—	—	705,014	—	—
KCM 364-Day Revolving Credit Agreement		750,000	—	—	750,000	—	—
Notes Issued: (1)
KKR ¥25 billion (or $224.0 million) 0.509% Notes Due 2023	(4)	—	223,556	223,384	—	241,331	241,580
KKR ¥5 billion (or $44.8 million) 0.764% Notes Due 2025	(4)	—	44,404	44,789	—	47,919	48,554
KKR €650 million (or $756.7 million) 1.625% Notes Due 2029	(5)	—	749,389	809,635	—	790,157	870,647
KKR $750 million 3.750% Notes Due 2029	(4)	—	743,111	832,290	—	742,196	874,658
KKR ¥10.3 billion (or $92.3 million) 1.595% Notes Due 2038	(4)	—	91,270	95,229	—	98,640	104,004
KKR $500 million 5.500% Notes Due 2043 (6)	(4)	—	491,065	659,885	—	492,513	666,885
KKR $1 billion 5.125% Notes Due 2044 (6)	(4)	—	951,301	1,249,501	—	991,471	1,307,220
KKR $500 million 3.625% Notes Due 2050	(4)	—	492,419	536,120	—	492,123	556,095
KKR $750 million 3.500% Notes Due 2050 (6)	(4)	—	735,783	787,515	—	735,161	830,280
KKR $500 million 4.625% Notes Due 2061	(5)	—	485,955	518,000	—	—	—
KFN $500 million 5.500% Notes Due 2032	(2)	—	494,903	490,670	—	494,540	502,992
KFN $120 million 5.200% Notes Due 2033	(2)	—	118,623	115,341	—	118,533	118,300
KFN $70 million 5.400% Notes Due 2033	(2)	—	68,934	68,455	—	68,866	70,267
KFN Issued Junior Subordinated Notes (3)	(2)	—	235,802	180,732	—	234,808	165,627
		2,478,593	5,926,515	6,611,546	2,455,014	5,548,258	6,357,109

Other Debt Obligations(6)		8,787,351	33,062,029	33,097,029	5,621,883	27,875,338	27,889,438

		$11,265,944	$38,988,544	$39,708,575	$8,076,897	$33,423,596	$34,246,547

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
(3)KKR consolidates KFN and reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 2.6% and 2.7% and the weighted average years to maturity is 15.0 years and 15.8 years as of September 30, 2021 and December 31, 2020, respectively.
(4)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(5)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(6)As of September 30, 2021, the borrowing outstanding reflects the elimination for the portion of these debt obligations that are held by Global Atlantic.

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
Other Asset Management Debt Obligations

As of September 30, 2021, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$8,787,351	$13,092,873	$13,127,873	2.8%	4.0
Debt Obligations of Consolidated CLOs	—	19,969,156	19,969,156	(2)	10.5
	$8,787,351	$33,062,029	$33,097,029
(1)Includes borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $1.7 billion.
(2)The senior notes of the consolidated CLOs had a weighted average interest rate of 1.7%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.
Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of September 30, 2021, the fair value of the consolidated CLO assets was $22.1 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

Notes to Financial Statements (Continued)
Insurance Debt Obligations
Global Atlantic's debt obligations consisted of the following:

	September 30, 2021
	Financing Available	Borrowing Outstanding	Fair Value(3)
Revolving Credit Facilities:
Global Atlantic revolving credit facility, due May 2023	$1,000,000	$—	$—
Notes Issued and Others:
Global Atlantic senior notes, due October 2029		500,000	548,600
Global Atlantic senior notes, due June 2031		650,000	658,320
Global Atlantic subordinated debentures, due October 2046(1)		250,000	250,000
Global Atlantic subordinated debentures, due July 2051		750,000	775,350
		2,150,000	$2,232,270
Purchase accounting adjustments(2)		51,875
Debt issuance costs, net of accumulated amortization		(18,934)
Fair value loss (gain) of hedged debt obligations, recognized in earnings		(20,350)
		$2,162,591

(1)On October 1, 2021, subsequent to the end of the quarter, GA FinCo redeemed the full principal amount of its then outstanding $250 million GA 2046 Subordinated Debentures.
(2)The amortization of the purchase accounting adjustments was $825 thousand and $4.0 million for the three and nine months ended September 30, 2021, respectively.
(3)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

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
On June 18, 2021, GA FinCo repaid approximately $420 million outstanding indebtedness under the GA Credit Agreement along with accrued and unpaid interest, from the proceeds from the 2031 Senior Notes (as discussed below). As of September 30, 2021, there were no revolving borrowings outstanding and no letters of credit outstanding under the GA Credit Agreement.
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

Notes to Financial Statements (Continued)
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
Interest on the GA 2046 Subordinated Debentures was payable semi-annually in arrears on April 1 and October 1 of each year and accrued at 9.5% per annum from and including October 5, 2016 to, but excluding, October 1, 2021. On October 1, 2021 and on each fifth anniversary of such date thereafter, each, a “reset date,” the interest rate would be recomputed based on the yield (rounded to two decimal places) reported as of two business days prior to the reset date for the most recently issued actively traded on the run U.S. Treasury securities having a maturity of five years from the reset date, plus 8.38% per annum.
Subsequent to the end of the quarter, on October 1, 2021 GA FinCo redeemed the full principal amount of its then outstanding $250 million GA 2046 Subordinated Debentures and completed the final interest payment. Upon completion of the redemption, GA FinCo is no longer subject to the debt covenants associated with the GA 2046 Subordinated Debentures.
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

Notes to Financial Statements (Continued)
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
If GA FinCo has exercised its right to defer interest payments on the GA 2051 subordinated debentures, GA FinCo and GAFL generally may not (1) make payments on or redeem or purchase (A) GA FinCo or GAFL common stock, or (B) with respect to GA FinCo, any indebtedness ranking on parity with or junior to the GA 2051 subordinated debentures, and with respect to GAFL, any indebtedness ranking on parity with or junior to the guarantee or (2) make any guarantee payments with respect to any guarantee by GA FinCo or GAFL of any securities or any of their respective subsidiaries if such guarantee ranks equally with or junior to the debentures.
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
Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of September 30, 2021. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of September 30, 2021.

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
The effective tax rates were 10.4% and 10.8% for the three months ended September 30, 2021 and 2020, respectively and 9.2% and 22.7% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate differs from the statutory rate primarily because a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR's principals or by third parties.

Notes to Financial Statements (Continued)
Future realization of deferred tax assets is dependent on KKR generating sufficient taxable income before the tax benefits are expected to expire. KKR considers projections of taxable income in evaluating its ability to utilize those deferred tax assets. In projecting its taxable income, KKR begins with historical results and incorporates assumptions concerning the amount and timing of future pretax operating income. Those assumptions require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business.  As of September 30, 2021, $22.7 million of deferred tax assets are not considered to be more likely than not to be realized prior to the expiration of the related loss carryforwards. For that portion of the total deferred tax asset, a valuation allowance has been recorded.

During the three and nine months ended September 30, 2021, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

Notes to Financial Statements (Continued)
18. EQUITY BASED COMPENSATION
Equity Based Compensation - Asset Management

The following table summarizes the expense associated with equity-based compensation for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
KKR Equity Incentive Plan Awards (1)	$73,363	$42,488	$199,646	$133,424
KKR Holdings Awards	8,713	21,759	35,238	63,358
Total	$82,076	$64,247	$234,884	$196,782
(1)Includes $10.9 million and $11.4 million of equity based compensation related to our insurance business for the three and nine months ended September 30, 2021.

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

Notes to Financial Statements (Continued)
As of September 30, 2021, there was approximately $381.9 million of total estimated unrecognized expense related to unvested Service-Vesting Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2021	$31.6
2022	118.5
2023	91.6
2024	68.3
2025	58.1
2026	13.8
Total	$381.9
A summary of the status of unvested Service-Vesting Awards granted under the Equity Incentive Plans from January 1, 2021 through September 30, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	23,866,696	$28.28
Granted	862,206	46.14
Vested	(5,826,257)	23.05
Forfeitures	(393,731)	29.12
Balance, September 30, 2021	18,508,914	$30.75

The weighted average remaining vesting period over which unvested Service-Vesting Awards are expected to vest is 1.7 years.
A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plans is presented below:

Vesting Date	Shares
October 1, 2021	3,084,758
April 1, 2022	3,755,974
October 1, 2022	1,731,067
April 1, 2023	3,051,901
October 1, 2023	472,249
April 1, 2024	2,448,822
October 1, 2024	204,313
April 1, 2025	1,879,243
October 1, 2025	158,430
April 1, 2026	1,722,157
18,508,914
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

Notes to Financial Statements (Continued)
As of September 30, 2021, there was approximately $321.5 million of total estimated unrecognized expense related to these unvested Market Condition awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2021	$15.1
2022	62.5
2023	67.2
2024	72.4
2025	77.4
2026	26.9
Total	$321.5
A summary of the status of unvested Market Condition awards granted under the Equity Incentive Plans from January 1, 2021 through September 30, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	16,875,000	$21.07
Granted	2,600,000	35.02
Vested	—	—
Forfeitures	—	—
Balance, September 30, 2021	19,475,000	$22.93
As of September 30, 2021, 17.5 million of these Market Condition awards met their market-price based vesting condition.
KKR Holdings Awards
    KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common stock of KKR & Co. Inc. on a one-for-one basis. As of September 30, 2021 and 2020, KKR Holdings owned approximately 31.7% or 271,027,751 units and 33.0% or 278,781,478 units, respectively, of outstanding KKR Group Partnership Units. Awards for KKR Holdings units that have been granted are generally subject to service-based vesting, typically over a three to five-year period from the date of grant. They are also generally subject to transfer restrictions which last for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. As of September 30, 2021, all of the KKR Holdings units (except for less than 1.3% of the outstanding KKR Holdings units) have been granted, and certain Holdings units remain subject to vesting. See Note 24 "Subsequent Events" - Reorganization Agreement.
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

Notes to Financial Statements (Continued)
As of September 30, 2021, there was approximately $34.6 million of estimated unrecognized expense related to unvested KKR Holdings awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2021	$8.7
2022	25.9
Total	$34.6
A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2021 through September 30, 2021 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	10,240,000	$14.33
Granted	—	—
Vested	(2,905,000)	11.16
Forfeitures	—	—
Balance, September 30, 2021	7,335,000	$15.58
The weighted average remaining vesting period over which unvested awards are expected to vest is 0.5 years.
A summary of the remaining vesting tranches of awards granted under the KKR Holdings Plan is presented below:

Vesting Date	Units
October 1, 2021	3,425,000
October 1, 2022	3,910,000
7,335,000
Equity Based Compensation - Insurance
The following table summarizes the expense associated with Global Atlantic equity-based compensation for the three and nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Global Atlantic Book Value and Other Awards	$16,999	$—	$35,672	$—
KKR Equity Incentive Plan Awards	10,854	—	11,378	—
Total	$27,853	$—	$47,050	$—

No equity-based compensation costs were capitalized during the three and nine months ended September 30, 2021.

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

On July 1, 2021, a grant of a Market Condition Award was made under the 2019 Equity Incentive Plan. This award is subject to meeting certain stock price target requirements of KKR & Co. Inc. common stock but has no service vesting condition. Expense associated with the grant date fair value of this award of $10.5 million was fully recognized in the three months ended September 30, 2021.

Notes to Financial Statements (Continued)
Liability Classified Awards - Book Value Awards

The following table presents Global Atlantic’s unrecognized compensation expense and the expected weighted average period over which these expenses will be recognized as of September 30, 2021:

	September 30, 2021
	Expense	Weighted average period (years)
GA Book Value Awards	$80,130	2.55
Unrecognized compensation expense, as of end of period	$80,130

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

Notes to Financial Statements (Continued)
Global Atlantic began recognizing long-term incentive expense for the book value awards described above at the grant dates, based on their initial value. The table below presents the activity related to book value awards for the nine months ended September 30, 2021:

Book value awards ($ in thousands)
Outstanding amount as of beginning of period	$—
Pre-acquisition awards converted to book-value awards on February 1, 2021	89,000
Granted	57,213
Forfeited	(5,508)
Impact of change in book value on outstanding awards	6,597
Vested and issued	(31,086)
Outstanding amount as of end of period	$116,216

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

Global Atlantic recorded compensation expense of $20.5 million and $25.3 million for the three and nine months ended September 30, 2021, respectively, related to the GA Units granted under the GA Equity Incentive Plan, with a corresponding offset to other liabilities.

Notes to Financial Statements (Continued)
19. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	September 30, 2021	December 31, 2020
Amounts due from portfolio companies	$208,320	$164,113
Amounts due from unconsolidated investment funds	892,860	707,758
Amounts due from related entities	1,694	1,123
Due from Affiliates	$1,102,874	$872,994
Due to Affiliates consists of:

	September 30, 2021	December 31, 2020
Amounts due to KKR Holdings - tax receivable agreement	$237,825	$204,014
Amounts due to unconsolidated investment funds	61,878	121,163
Due to Affiliates	$299,703	$325,177

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
KKR’s segment profitability measure used to make operating decisions and assess performance across KKR’s reportable segments is presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc., KKR Holdings and holders of other exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including CFEs). KKR's segment profitability measure excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic transaction-related charges and (iv) non-recurring items, if any. Strategic transaction-related items arise from corporate actions and consist primarily of (i) impairments, (ii) non-monetary gains or losses on divestitures, (iii) transaction costs from strategic acquisitions, and (iv) depreciation on real estate that KKR owns and occupies. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by KKR as the investment adviser for Global Atlantic insurance companies and (ii) interest income and expense based on lending arrangements where one or more KKR subsidiaries borrow from a Global Atlantic insurance subsidiary. Inter-segment transactions are recorded by each segment based on the definitive documents that contain arms' length terms and comply with applicable regulatory requirements. Segment operating earnings for the Asset Management and Insurance segments is further defined as follows:

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

Notes to Financial Statements (Continued)
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
In connection with these modifications, segment information as of and for the three and nine months ended September 30, 2020 has been presented in this Quarterly Report on Form 10-Q to conform to KKR's current segment presentation for comparability purposes. Consequently, this information will be different from the historical segment financial results previously reported by KKR in its reports filed with the SEC.

Notes to Financial Statements (Continued)
Segment Presentation

The following tables set forth information regarding KKR's segment results:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Management Fees (1)	$559,016	$369,442	$1,478,878	$1,042,634
Transaction and Monitoring Fees, Net	249,670	201,086	645,108	380,415
Fee Related Performance Revenues	9,897	10,181	34,760	27,869
Fee Related Compensation	(184,224)	(170,220)	(485,760)	(342,417)
Other Operating Expenses	(104,772)	(86,472)	(309,483)	(247,046)
Fee Related Earnings	529,587	324,017	1,363,503	861,455
Realized Performance Income	432,784	224,020	1,222,403	934,018
Realized Performance Income Compensation	(274,955)	(157,885)	(797,965)	(599,753)
Realized Investment Income (2)	447,565	260,415	1,277,701	495,904
Realized Investment Income Compensation	(67,142)	(56,803)	(191,663)	(85,646)
Asset Management Segment Operating Earnings	1,067,839	593,764	2,873,979	1,605,978

Net Investment Income (1) (2)	771,982	—	1,977,383	—
Net Cost of Insurance	(436,415)	—	(1,076,566)	—
General, Administrative and Other	(139,489)	—	(338,325)	—
Pre-tax Insurance Operating Earnings	196,078	—	562,492	—
Income Taxes	(9,046)	—	(63,148)	—
Net Income Attributable to Noncontrolling Interest	(72,043)	—	(193,570)	—
Insurance Segment Operating Earnings	114,989	—	305,774	—

Total Segment Operating Earnings	$1,182,828	$593,764	$3,179,753	$1,605,978

(1) Includes intersegment management fees of $46.7 million and $108.5 million for the three and nine months ended September 30, 2021.
(2) Includes intersegment interest expense and income of $10.8 million and $11.9 million for the three and nine months ended September 30, 2021.

	As of
	September 30, 2021	September 30, 2020
Segment Assets:
- Asset Management	$31,853,573	$25,249,013
- Insurance	164,436,876	—
Total Segment Assets	$196,290,449	$25,249,013

	Three Months Ended		Nine Months Ended
Noncash expenses excluded from Segment Operating Earnings	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Equity Based Compensation and Other
- Asset Management	$62,510	$42,488	$188,269	$133,424
- Insurance	40,086	—	64,061	—
Total Non-cash expenses	$102,596	$42,488	$252,330	$133,424
Reconciliations of Total Segment Amounts
The following tables reconcile the Segment Revenues, Segment Operating Earnings, and Segment Assets to their equivalent GAAP measure:

Notes to Financial Statements (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Total GAAP Revenues	$4,483,365	$1,895,238	$12,182,552	$2,225,727
Impact of Consolidation and Other	134,524	85,393	392,883	278,898
Asset Management Adjustments:
Capital Allocation-Based Income (GAAP)	(1,526,667)	(1,331,898)	(5,736,707)	(888,342)
Realized Carried Interest	413,114	217,978	1,183,826	924,974
Realized Investment Income	447,565	260,415	1,277,701	495,904
Capstone Fees	(25,178)	(17,429)	(66,286)	(55,542)
Expense Reimbursements	(34,857)	(44,553)	(122,642)	(100,779)
Insurance Adjustments:
Premiums	(974,903)	—	(1,698,912)	—
Policy Fees	(310,381)	—	(824,326)	—
Other Income	(31,938)	—	(82,160)	—
Investment Gains and Losses	(156,909)	—	83,153	—
Derivative Gains and Losses	53,179	—	47,151	—
Total Segment Revenues (1)	$2,470,914	$1,065,144	$6,636,233	$2,880,840
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Income (Loss) Before Tax (GAAP)	$3,660,927	$3,333,676	$12,621,574	$902,473
Impact of Consolidation and Other	(1,472,312)	(1,203,808)	(4,985,859)	196,297
Interest Expense	63,446	54,458	185,100	152,676
Equity-based compensation - KKR Holdings	8,764	21,802	35,734	63,596
Asset Management Adjustments:
Unrealized Carried Interest	(911,156)	(995,376)	(3,872,150)	186,537
Net Unrealized Gains (Losses)	(598,304)	(1,088,901)	(2,890,326)	18,049
Unrealized Carried Interest Compensation	397,449	418,728	1,667,447	(57,771)
Strategic Corporate Transaction-Related Charges	7,362	10,697	17,497	10,697
Equity-based compensation	44,488	40,801	138,196	128,399
Equity-based compensation - Performance based	18,022	1,687	50,073	5,025
Insurance Adjustments:
Net (Gains) Losses from Investments and Derivatives	(75,241)	—	183,842	—
Strategic Corporate Transaction-Related Charges	3,931	—	15,947	—
Equity-based and Other Compensation	40,086	—	64,061	—
Amortization of Acquired Intangibles	4,412	—	11,765	—
Income Taxes	(9,046)	—	(63,148)	—
Total Segment Operating Earnings	$1,182,828	$593,764	$3,179,753	$1,605,978

Notes to Financial Statements (Continued)

	As of
	September 30, 2021	September 30, 2020
Total GAAP Assets	$265,799,650	$70,655,333
Impact of Consolidation and Other	(65,502,921)	(43,250,461)
Carry Pool Reclassifications	(3,562,686)	(1,393,381)
Other Reclassifications	(443,594)	(762,478)
Total Segment Assets	$196,290,449	$25,249,013

21. EQUITY

Stockholders' Equity
Common Stock

The common stock of KKR & Co. Inc. is entitled to vote as provided by its certificate of incorporation, Delaware General Corporation Law and the rules of the NYSE. Subject to preferences that apply to shares of Series C Mandatory Convertible Preferred Stock and any other shares of preferred stock outstanding at the time on which dividends are payable, the holders of common stock are entitled to receive dividends out of funds legally available if the board of directors, in its discretion, determines to declare dividends and then only at the times and in the amounts that the board of directors may determine. The common stock is not entitled to preemptive rights and is not subject to conversion, redemption or sinking fund provisions.

Series I and Series II Preferred Stock

Except for any distribution required by Delaware law to be made upon a dissolution event, the holders of Series I preferred stock and Series II preferred stock do not have any economic rights to receive dividends. Series I preferred stock is entitled to vote on various matters that may be submitted to vote of the stockholders and the other matters as set forth in the certificate of incorporation. For matters on which common stock is entitled to vote, so long as the ratio at which KKR Group Partnership Units are exchangeable for shares of common stock remains on a one-for-one basis, Series II preferred stock will vote together with common stock as a single class and on an equivalent basis, except Series II preferred stock will vote separately as a class on any amendment to the certificate of incorporation that changes certain terms, rights or preferences of Series II preferred stock. Upon a dissolution event, each holder of Series I preferred stock will be entitled to a payment equal to $0.01 per share of Series I preferred stock and each holder of Series II preferred stock will be entitled to a payment equal to $0.000000001 per share of Series II preferred stock. For details on the Reorganization Agreement and a discussion of the elimination of these classes of preferred stock in connection with the Reorganization Agreement, see Note 24 "Subsequent Events."

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
KKR & Co. Inc. had outstanding 13,800,000 shares of Series A Preferred Stock. Series A Preferred Stock had traded on the NYSE under the symbol "KKR PR A" and was originally issued on March 17, 2016. On June 15, 2021, KKR redeemed all of its Series A Preferred Stock at a redemption price per share equal to the $25.00 liquidation preference plus declared and unpaid dividends, which amounted to $350.8 million. The series of preferred units with economic terms that mirror those of the Series A Preferred Stock that was issued by KKR Group Partnership for the benefit of KKR & Co. Inc. were concurrently extinguished. Net income available to KKR was impacted by a charge of $12.0 million for the redemption of the Series A Preferred Stock. This charge is based on the excess of the redemption value over the carrying value of the Series A Preferred Stock.
KKR & Co. Inc. had outstanding 6,200,000 shares of Series B Preferred Stock. Series B Preferred Stock had traded on the NYSE under the symbol "KKR PR B" and was originally issued on June 20, 2016. On September 15, 2021, KKR redeemed all of its Series B Preferred Stock at a redemption price per share equal to the $25.00 liquidation preference plus declared and

Notes to Financial Statements (Continued)
unpaid dividends, which amounted to $157.5 million. The series of preferred units with economic terms that mirror those of the Series B Preferred Stock that was issued by KKR Group Partnership for the benefit of KKR & Co. Inc. were concurrently extinguished. Net income available to KKR was impacted by a charge of $5.4 million for the redemption of the Series B Preferred Stock. This charge is based on the excess of the redemption value over the carrying value of the Series B Preferred Stock.
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

Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of October 29, 2021, the remaining amount available under the repurchase program was $160 million. The repurchase program will be automatically renewed if the remaining amount available for repurchases reaches a specific threshold.

Notes to Financial Statements (Continued)
The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares of common stock repurchased	—	—	2,667,995	10,209,673
Equity awards for common stock retired	—	—	2,366,447	1,728,914

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
The following tables present the calculation of total noncontrolling interests:

	Three Months Ended September 30, 2021
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$28,402,888	$7,935,515	$36,338,403
Net income (loss) attributable to noncontrolling interests (1)	1,452,730	670,839	2,123,569
Other comprehensive income (loss), net of tax (2)	(54,640)	(31,904)	(86,544)
Exchange of KKR Holdings Units to Common Stock (3)	—	—	—
Equity-based and other non-cash compensation	32,255	8,764	41,019
Capital contributions	3,658,497	—	3,658,497
Capital distributions	(1,981,504)	(49,844)	(2,031,348)
Changes in consolidation	(12,352)	—	(12,352)
Balance at the end of the period	$31,497,874	$8,533,370	$40,031,244

	Nine Months Ended September 30, 2021
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$20,570,716	$6,512,382	$27,083,098
Net income (loss) attributable to noncontrolling interests (1)	4,889,401	2,425,961	7,315,362
Other comprehensive income (loss), net of tax (2)	(132,351)	(77,377)	(209,728)
Exchange of KKR Holdings Units to Common Stock (3)	—	(122,065)	(122,065)
Equity-based and other non-cash compensation	71,993	35,734	107,727
Capital contributions	9,721,024	25	9,721,049
Capital distributions	(3,734,474)	(241,290)	(3,975,764)
Impact of Acquisition(4)	190,405	—	190,405
Changes in consolidation	(78,840)	—	(78,840)
Balance at the end of the period	$31,497,874	$8,533,370	$40,031,244

	Three Months Ended September 30, 2020
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$14,217,950	$5,221,844	$19,439,794
Net income (loss) attributable to noncontrolling interests (1)	1,217,728	691,730	1,909,458
Other comprehensive income (loss), net of tax (2)	2,121	7,121	9,242
Exchange of KKR Holdings Units to Common Stock (3)	—	(140,794)	(140,794)
Equity-based and other non-cash compensation	—	21,802	21,802
Capital contributions	3,486,352	25	3,486,377
Capital distributions	(2,531,637)	(85,652)	(2,617,289)
Transfer of Oil and Gas Interests (See Note 2)	—	(23,358)	(23,358)
Changes in consolidation	(239,258)	—	(239,258)
Balance at the end of the period	$16,153,256	$5,692,718	$21,845,974

Notes to Financial Statements (Continued)

	Nine Months Ended September 30, 2020
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$13,966,250	$5,728,634	$19,694,884
Net income (loss) attributable to noncontrolling interests (1)	(95,721)	301,946	206,225
Other comprehensive income (loss), net of tax (2)	(5,053)	249	(4,804)
Exchange of KKR Holdings Units to Common Stock (3)	—	(221,548)	(221,548)
Equity-based and other non-cash compensation	—	63,596	63,596
Capital contributions	5,796,607	73	5,796,680
Capital distributions	(3,247,739)	(164,319)	(3,412,058)
Transfer of interests under common control (5)	(21,830)	7,445	(14,385)
Transfer of Oil and Gas Interests (See Note 2)	—	(23,358)	(23,358)
Changes in consolidation	(239,258)	—	(239,258)
Balance at the end of the period	$16,153,256	$5,692,718	$21,845,974
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
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$3,281,645	$2,974,301	$11,459,886	$697,513
(-) Net income (loss) attributable to Redeemable Noncontrolling Interests	1,519	—	2,856	—
(-) Net income (loss) attributable to Noncontrolling Interests in consolidated entities and other	1,452,730	1,217,728	4,889,401	(95,721)
(-) Series A and B Preferred Stock Dividends	7,953	8,341	36,647	25,023
(-) Series C Mandatory Convertible Preferred Stock Dividends	17,250	—	51,750	—
(+) Income tax expense (benefit) attributable to KKR & Co. Inc.	311,745	319,717	1,104,628	159,855
Net income (loss) attributable to KKR & Co. Inc. Common Stockholders and KKR Holdings	$2,113,938	$2,067,949	$7,583,860	$928,066

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$670,839	$691,730	$2,425,961	$301,946

Notes to Financial Statements (Continued)
22. REDEEMABLE NONCONTROLLING INTERESTS

Global Atlantic has redeemable non-controlling interests related to renewable energy entities of approximately $93.3 million as of September 30, 2021 as determined by the HLBV method. The estimated redemption value of redeemable non-controlling interests is calculated as the discounted cash flows subsequent to the expected flip date of the respective renewable energy entity. The flip date represents the date at which the allocation of income and cash flows among the investors in the entity is adjusted, pursuant to the redeemable non-controlling interest investors having achieved an agreed-upon return. The flip date of renewable energy partnerships determines when the redeemable non-controlling interests are eligible to be redeemed. Eligible redemption dates range from 2022 to 2027. For the redeemable non-controlling interests outstanding as of September 30, 2021, the estimated redemption value that would be due at the respective redemption dates is $6.7 million.

23. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of September 30, 2021, KKR had unfunded commitments consisting of $10,949.0 million to its investment funds. KKR has also agreed for certain of its investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $116 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle). In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of September 30, 2021, these commitments amounted to $1.2 billion.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of September 30, 2021 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in KKR's Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
Global Atlantic has commitments to purchase or fund investments of $1.6 billion as of September 30, 2021. These commitments include those related to commercial mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $15.4 million for current expected credit losses as of September 30, 2021.
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

As of September 30, 2021, approximately $78.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their September 30, 2021 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $32.0 million of that amount from KKR Associates Holdings L.P., which is not a KKR subsidiary. As of September 30, 2021, KKR Associates Holdings L.P. had access to cash reserves sufficient to reimburse the full $32.0 million that would be due to KKR. If the investments in all carrying-paying funds were to be liquidated at zero value the clawback obligation would have been approximately $2.4 billion, and KKR would be entitled to seek reimbursement of approximately $1.0 billion of that amount from KKR Associates Holdings L.P.

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
The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, GA FinCo is obligated to make annual payments out of available cash, guaranteed by GAFG, to Goldman Sachs over an approximately 25-year period totaling $214 million. As of September 30, 2021, the present value of the remaining amount to be paid is $74 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.

Notes to Financial Statements (Continued)
In lieu of funding certain investments in loan facilities to third party borrowers in cash, Global Atlantic has arranged for third-party banks to issue letters of credit on behalf of the borrowers in the amount of $31.4 million, as of September 30, 2021, with expiration dates between September 2021 to October 2022. Global Atlantic has available lines of credit that would allow for additional letters of credit to be issued on behalf of the borrowers, up to $218.6 million, as of September 30, 2021. For accounting purposes, these letters of credit are considered guarantees of certain obligations of the borrowers. If a letter of credit were drawn, Global Atlantic would be obligated to repay the issuing third-party bank, and Global Atlantic would recognize a loan receivable from the borrowers on the consolidated statements of financial condition. Global Atlantic monitors the likelihood of these letters of credit being drawn, and any related contingent obligation. As of September 30, 2021, the expected credit loss on the contingent liability associated with these letters of credit was not material.
Litigation
From time to time, KKR (including Global Atlantic) is involved in various legal proceedings, lawsuits, arbitration and claims incidental to the conduct of KKR's businesses. KKR's asset management and insurance businesses are also subject to extensive regulation, which may result in regulatory proceedings against them.
In December 2017, KKR & Co. L.P. (which is now KKR & Co. Inc.) and its Co-Chief Executive Officers were named as defendants in a lawsuit filed in Kentucky state court alleging, among other things, the violation of fiduciary and other duties in connection with certain separately managed accounts that Prisma Capital Partners LP, a former subsidiary of KKR, manages for the Kentucky Retirement Systems. Also named as defendants in the lawsuit are certain current and former trustees and officers of the Kentucky Retirement Systems, Prisma Capital Partners LP, and various other service providers to the Kentucky Retirement Systems and their related persons. KKR and other defendants’ motions to dismiss were denied by the trial court in November 2018, but in April 2019 the Kentucky Court of Appeals vacated the trial court's opinion and order denying the motions to dismiss the case for lack of standing. The decision of the Court of Appeals was appealed by plaintiffs to the Supreme Court of Kentucky. On July 9, 2020, the Supreme Court of Kentucky reversed the trial court's order and remanded the case to the trial court with direction to dismiss the complaint for lack of constitutional standing. On July 20, 2020, the Office of the Attorney General, on behalf of the Commonwealth of Kentucky, filed a motion to intervene as a plaintiff in the lawsuit and on July 21, 2020 filed a new lawsuit in the same Kentucky trial court making essentially the same allegations against the defendants, including KKR & Co. Inc. and Messrs. Kravis and Roberts. On July 29, 2020, certain private plaintiffs in the original lawsuit filed a motion to further amend their original complaint and to add new plaintiffs. On July 30, 2020, KKR and other defendants filed objections to the Attorney General’s motion to intervene. On December 28, 2020, the trial court dismissed the complaint filed by the original plaintiffs and denied their motion to amend their original complaint and add new plaintiffs, but granted the Office of the Attorney General’s motion to intervene. In January 2021, some of the attorneys for the private plaintiffs in the original lawsuit filed a new lawsuit, and a motion to intervene in the original lawsuit, on behalf of a new set of plaintiffs, who claim to be "Tier 3" members of Kentucky Retirement Systems, alleging substantially the same allegations as in the original lawsuit. The motion to intervene in the original lawsuit was denied. In addition, the Kentucky Retirement Systems had commissioned an investigation into certain matters alleged in the Attorney General's complaint. The trial court ordered that this investigation be completed by May 17, 2021, and the Attorney General was permitted to amend its complaint after reviewing the investigation's report within ten days of the Attorney General's receipt of it. On May 24, 2021, the Attorney General filed a First Amended Complaint on behalf of the Commonwealth of Kentucky. This complaint continues to name KKR & Co. L.P. and its Co-Chief Executive Officers, as defendants, and makes similar allegations against them. KKR and the other defendants moved to dismiss the First Amended Complaint on July 30, 2021. On July 9, 2021, the individual plaintiffs served an amended complaint, which purports to assert, on behalf of a class of beneficiaries of Kentucky Retirement Systems, direct claims for breach of fiduciary duty and civil violations under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). This complaint was removed to the U.S. District Court for the Eastern District of Kentucky. On August 20, 2021, the same and other individual plaintiffs filed a second complaint in Kentucky state court, purportedly on behalf of Kentucky Retirement Systems' funds, alleging the same claims against KKR & Co. Inc. and Messrs. Kravis and Roberts as in the July 9th amended complaint but without the RICO allegations.

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

Notes to Financial Statements (Continued)
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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated captive reinsurers. Total fees expensed associated with these financing arrangements were $3.5 million and $11.9 million for the three and nine months ended September 30, 2021, respectively, and are included in insurance expenses in the consolidated statements of operations. As of September 30, 2021, the total capacity of the financing arrangements with third parties was $2.0 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of September 30, 2021.

24. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.145 per share of common stock of KKR & Co. Inc. was announced on November 2, 2021, and will be paid on November 30, 2021 to common stockholders of record as of the close of business on November 15, 2021. KKR Holdings will receive its pro rata share of the distribution from KKR Group Partnership.
Preferred Stock Dividends
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared as announced on November 2, 2021 and set aside for payment on December 15, 2021 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on December 1, 2021.
Reorganization Agreement

On October 11, 2021, KKR announced a series of integrated transactions that provide for: (i) a simplifying reorganization of KKR’s current corporate structure whereby all holders of common stock of KKR & Co. Inc. immediately prior to such reorganization and all holders of interests in KKR Holdings immediately prior to such reorganization will receive the same common stock in a new parent company of KKR (“New KKR Parent”), (ii) the future elimination of control of New KKR Parent by KKR Management LLP (“KKR Management”), an entity owned by senior KKR employees that is the sole holder of KKR & Co. Inc.’s controlling Series I Preferred Stock, by having all voting power vested in the common stock of New KKR Parent on a one vote per share basis on the Sunset Date (as defined below), which will be no later than December 31, 2026, (iii) also on the Sunset Date, the future acquisition of control by KKR of KKR Associates Holdings L.P. (“KKR Associates Holdings”), the entity providing for the allocation of carry proceeds to KKR employees, also known as the carry pool, (iv) the termination of KKR's tax receivable agreement with KKR Holdings other than with respect to exchanges prior to the Final Exchange (as defined below), and (v) in the merger of KKR Holdings with a subsidiary of New KKR Parent (the “Holdings Merger”), the issuance to limited partners of KKR Holdings of 8.5 million shares (as adjusted for any stock splits or similar

Notes to Financial Statements (Continued)
adjustments) of common stock of New KKR Parent (the “Reorganization Shares”), which will not be transferrable (except in the case of death or for estate planning purposes) prior to the Sunset Date. The “Sunset Date” will be the earlier of (i) December 31, 2026 and (ii) the six-month anniversary of the first date on which the death or permanent disability of both Mr. Henry Kravis and Mr. George Roberts (collectively, "Co-Founders") has occurred (or any earlier date consented to by KKR Management in its sole discretion).

The terms of these transactions are reflected in the Reorganization Agreement, dated as of October 8, 2021, by and among KKR & Co. Inc., KKR Group Holdings Corp., KKR Group Partnership L.P., KKR Holdings, KKR Holdings GP Limited, KKR Associates Holdings, KKR Associates Holdings GP Limited and KKR Management (the “Reorganization Agreement”). The transactions contemplated to occur under the Reorganization Agreement (including the establishment of New KKR Parent, the Holdings Merger, the termination of the tax receivable agreement except with respect to exchanges of Holdings units made prior thereto, and the changes to occur effective on the Sunset Date) are all required to be consummated together as integrated transactions under the Reorganization Agreement. While the Sunset Date itself is expected to occur after, and is conditioned upon, the completion of the merger transactions, the changes to occur effective on the Sunset Date will be unconditional commitments upon the completion of the merger transactions.

Immediately prior to the closing of the mergers contemplated by the Reorganization Agreement, the vesting of 500,000 outstanding units of KKR Holdings (“KKR Holdings Units”) held by each of KKR’s Co-Executive Chairmen and of 1,455,000 outstanding KKR Holdings Units held by each of KKR’s Co-Executive Chairmen, each of which are currently scheduled to vest on October 1, 2022, will be accelerated, and such Holdings Units will become vested and receive their allocable share of the common stock and Reorganization Shares in the Holdings Merger. The customary one- and two-year transfer restrictions applicable to such KKR Holdings Units will continue to apply to the shares of New KKR Parent to be received in exchange therefor pursuant to the Reorganization Agreement until October 1, 2023 and October 1, 2024. The 500,000 KKR Holdings Units held by each of KKR’s Co-Executive Chairmen are already considered fully vested given their age and years of service at KKR. In the case of KKR’s Co-Chief Executive Officers only, each of their 1,455,000 KKR Holdings Units (or shares of common stock of New KKR Parent received in respect thereof) will be subject to forfeiture if such executive is not employed by KKR on October 1, 2022 (except in the case of death or permanent disability).

KKR Holdings has allocated 1,150,000 KKR Holdings Units to each of KKR’s Co-Chief Executive Officers, of which 30% is subject to forfeiture if such executive is not employed by KKR on October 1, 2022 (except in the case of death or permanent disability). These shares are subject to customary one- and two-year transfer restrictions that apply, as applicable, until October 1, 2023 and October 1, 2024. KKR’s Co-Founders are authorized to allocate the balance of any outstanding and unallocated KKR Holdings Units, in their sole discretion, to themselves or others, on such terms as they determine, prior to the closing of the mergers contemplated by the Reorganization Agreement.

All of the KKR Holdings Units described in the prior two paragraphs are already outstanding, and therefore their vesting and allocations do not represent any incremental dilution to KKR.

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
    Our asset management business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our funds, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 400 private equity investments in portfolio companies with a total transaction value in excess of $650 billion as of September 30, 2021. We have grown our firm by expanding our geographical presence and building businesses in areas such as leveraged credit, alternative credit, capital markets, infrastructure, energy, real estate, growth equity, core and impact investments. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
    Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration. As of September 30, 2021, 89% of our capital is not subject to redemption for at least 8 years from inception and 45% of our capital is from strategic investor partnerships and investment funds and vehicles that have an indefinite term and for which there is no immediate requirement to return invested capital to investors upon realization of investments. This capital provides us with significant flexibility to increase the value of the investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021. In connection with the acquisition, KKR also became the investment manager for Global Atlantic's insurance companies. Global Atlantic is a leading U.S. annuity and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of September 30, 2021, Global Atlantic served over three million policyholders. As a result of this acquisition, Global Atlantic's assets and operations have been consolidated with our operating results from and after February 1, 2021. Comparability of KKR's results for periods prior and subsequent to the Global Atlantic acquisition may accordingly be limited.
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

Asset Management - Private Markets

    Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds, we sponsor investment funds that invest in growth equity (including impact) and core investments. We also manage and sponsor investment funds that invest capital in real assets, such as real estate, infrastructure and energy. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of September 30, 2021, our Private Markets business line had $247.6 billion of AUM, consisting of $147.6 billion in private equity (including growth equity, impact and core investments), $79.5 billion in real assets (including real estate, infrastructure and energy) and $20.5 billion in other related strategies.

    The table below presents information as of September 30, 2021, relating to our investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect additional capital raised, acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30, 2021.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest

Private Equity and Growth Equity Funds
North America Fund XIII	6/2021	6/2027	$16,788	$16,788	7%	$—	$—	$—	$—	$—
Americas Fund XII	1/2017	6/2021	13,500	3,959	6%	10,016	3,432	8,910	21,859	2,240
North America Fund XI	9/2012	1/2017	8,718	432	3%	9,733	15,529	3,747	8,373	842
2006 Fund (4)	9/2006	9/2012	17,642	247	2%	17,309	34,287	1,825	3,280	290
Millennium Fund (4)	12/2002	12/2008	6,000	—	3%	6,000	14,123	—	6	1
European Fund V	3/2019	7/2025	6,398	2,695	2%	3,772	350	3,585	5,054	230
European Fund IV	12/2014	3/2019	3,517	67	6%	3,577	3,407	2,279	4,257	362
European Fund III (4)	3/2008	3/2014	5,513	153	5%	5,360	10,602	253	235	(12)
European Fund II (4)	11/2005	10/2008	5,751	—	2%	5,751	8,507	—	34	—
Asian Fund IV	7/2020	7/2026	14,735	12,630	7%	2,105	—	2,105	2,382	11
Asian Fund III	4/2017	7/2020	9,000	2,332	6%	7,059	1,778	6,586	14,565	1,415
Asian Fund II	4/2013	4/2017	5,825	34	1%	6,839	5,680	3,184	5,017	352
Asian Fund (4)	7/2007	4/2013	3,983	—	3%	3,974	8,723	17	30	5
China Growth Fund (4)	11/2010	11/2016	1,010	—	1%	1,010	1,056	330	242	(4)
Next Generation Technology Growth Fund II	12/2019	12/2025	2,088	898	7%	1,272	82	1,242	2,262	172
Next Generation Technology Growth Fund	3/2016	12/2019	659	4	22%	663	652	375	1,854	161
Health Care Strategic Growth Fund II	5/2021	5/2027	3,744	3,744	7%	—	—	—	—	—
Health Care Strategic Growth Fund	12/2016	5/2021	1,331	565	11%	896	196	791	1,352	83
Global Impact Fund	2/2019	2/2025	1,242	416	8%	904	77	851	1,263	72
Private Equity and Growth Equity Funds			127,444	44,964		86,240	108,481	36,080	72,065	6,220

Co-Investment Vehicles and Other	Various	Various	12,470	3,874	Various	8,979	6,791	5,865	8,951	1,504
Core Investment Vehicles	Various	Various	23,384	12,865	32%	10,519	31	10,519	16,944	274

Total Private Equity, Growth Equity and Core Funds			163,298	61,703		105,738	115,303	52,464	97,960	7,998

Real Assets
Energy Income and Growth Fund II	6/2018	8/2022	994	577	20%	598	181	444	621	12
Energy Income and Growth Fund	9/2013	6/2018	1,974	—	13%	1,971	876	1,203	1,137	—
Natural Resources Fund (4)	Various	Various	887	—	Various	887	123	193	84	—
Global Energy Opportunities	Various	Various	915	64	Various	519	163	327	204	—
Global Infrastructure Investors IV	6/2021	6/2027	14,998	14,998	3%	—	—	—	—	—
Global Infrastructure Investors III	6/2018	6/2021	7,186	3,348	4%	4,073	336	3,964	4,314	—
Global Infrastructure Investors II	10/2014	6/2018	3,040	123	4%	3,163	3,394	1,748	2,619	85
Global Infrastructure Investors	9/2011	10/2014	1,040	—	5%	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors	1/2020	1/2026	3,792	2,954	7%	880	43	853	1,121	41
Diversified Core Infrastructure Fund	12/2020	(5)	6,783	6,073	7%	711	13	711	794	—
Real Estate Partners Americas III	12/2020	1/2025	4,339	4,339	7%	—	—	—	—	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	271	8%	1,886	807	1,449	2,116	123
Real Estate Partners Americas	5/2013	5/2017	1,229	143	16%	1,016	1,397	183	80	3
Real Estate Partners Europe II	12/2019	4/2024	2,106	1,498	9%	608	—	608	746	11
Real Estate Partners Europe	9/2015	12/2019	713	160	10%	632	519	302	405	21
Asia Real Estate Partners	6/2019	6/2023	1,682	1,423	15%	259	—	259	319	1
Real Estate Credit Opportunity Partners II	4/2019	6/2022	950	507	5%	443	56	443	464	6
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	4%	1,008	301	1,008	974	—
Property Partners Americas	12/2019	(5)	2,413	795	21%	1,618	44	1,618	1,930	13
Co-Investment Vehicles and Other	Various	Various	4,619	494	Various	3,840	1,524	3,401	3,709	12
Total Real Assets			62,711	37,889		25,162	12,005	18,714	21,637	328

Other
Unallocated Commitments (6)			1,460	1,460	Various	—	—	—	—	—

Private Markets Total			$227,469	$101,052		$130,900	$127,308	$71,178	$119,597	$8,326

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
(2)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on September 30, 2021, in the case of uncalled commitments.
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

The table below presents information as of September 30, 2021, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since September 30, 2021, or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,123	6	14,129	22.0%	16.1%	2.4
European Fund II (2005) (2)	5,751	5,751	8,507	34	8,541	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	34,287	3,280	37,567	12.0%	9.4%	2.2
Asian Fund (2007)	3,983	3,974	8,723	30	8,753	18.9%	13.7%	2.2
European Fund III (2008) (2)	5,513	5,360	10,602	235	10,837	16.6%	11.5%	2.0
E2 Investors (Annex Fund) (2009) (2)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,056	242	1,298	6.3%	2.1%	1.3
Natural Resources Fund (2010)	887	887	123	84	207	(22.8)%	(24.4)%	0.2
Global Infrastructure Investors (2011) (2)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	9,733	15,529	8,373	23,902	24.0%	19.4%	2.5
Asian Fund II (2013)	5,825	6,839	5,680	5,017	10,697	12.8%	9.4%	1.6
Real Estate Partners Americas (2013)	1,229	1,016	1,397	80	1,477	16.8%	12.0%	1.5
Energy Income and Growth Fund (2013)	1,974	1,971	876	1,137	2,013	0.5%	(1.8)%	1.0
Global Infrastructure Investors II (2014) (2)	3,040	3,163	3,394	2,619	6,013	20.8%	18.1%	1.9
European Fund IV (2015) (2)	3,517	3,577	3,407	4,257	7,664	26.5%	20.9%	2.1
Real Estate Partners Europe (2015) (2)	713	632	519	405	924	15.7%	10.9%	1.5
Next Generation Technology Growth Fund (2016)	659	663	652	1,854	2,506	49.8%	43.3%	3.8
Health Care Strategic Growth Fund (2016)	1,331	896	196	1,352	1,548	43.8%	28.7%	1.7
Americas Fund XII (2017)	13,500	10,016	3,432	21,859	25,291	48.1%	39.8%	2.5
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	301	974	1,275	8.2%	7.2%	1.3
Core Investment Vehicles (2017)	23,384	10,519	31	16,944	16,975	27.9%	26.9%	1.6
Asian Fund III (2017)	9,000	7,059	1,778	14,565	16,343	53.0%	42.5%	2.3
Real Estate Partners Americas II (2017)	1,921	1,886	807	2,116	2,923	30.6%	25.1%	1.5
Global Infrastructure Investors III (2018) (2)	7,186	4,073	336	4,314	4,650	9.2%	6.0%	1.1
Global Impact Fund (2019)	1,242	904	77	1,263	1,340	59.8%	42.5%	1.5
European Fund V (2019) (2)	6,398	3,772	350	5,054	5,404	41.9%	32.7%	1.4
Energy Income and Growth Fund II (2019)	994	598	181	621	802	20.3%	17.7%	1.3
Asia Real Estate Partners (2019)	1,682	259	—	319	319	25.9%	7.2%	1.2
Next Generation Technology Growth Fund II (2019) (3)	2,088	1,272	82	2,262	2,344	—	—	—
Asia Pacific Infrastructure Investors (2019) (3)	3,792	880	43	1,121	1,164	—	—	—
Real Estate Credit Opportunity Partners II (2019) (3)	950	443	56	464	520	—	—	—
Asian Fund IV (2020) (3)	14,735	2,105	—	2,382	2,382	—	—	—
Real Estate Partners Americas III (2021) (3)	4,339	—	—	—	—	—	—	—
Real Estate Partners Europe II (2021) (2)(3)	2,106	608	—	746	746	—	—	—
Health Care Strategic Growth Fund II (2021) (3)	3,744	—	—	—	—	—	—	—
Global Infrastructure Investors IV (2021) (3)	14,998	—	—	—	—	—	—	—
North America Fund XIII (2021) (3)	16,788	—	—	—	—	—	—	—
Subtotal - Included Funds	202,090	118,514	127,730	104,009	231,739	17.2%	13.3%	2.0

All Funds	$218,565	$134,989	$178,000	$104,009	$282,009	25.6%	18.9%	2.1

(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction").
(2)The following table presents information regarding investment funds with euro-denominated commitments. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on September 30, 2021, in the case of unfunded commitments.

Private Markets Investment Funds	Commitment (€ in millions)
European Fund	€197
European Fund II	€2,598
European Fund III	€2,883
E2 Investors (Annex Fund)	€56
Global Infrastructure Investors	€30
Global Infrastructure Investors II	€244
European Fund IV	€1,626
Real Estate Partners Europe	€277
Global Infrastructure Investors III	€987
European Fund V	€2,144
Real Estate Partners Europe II	€768
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to September 30, 2021. None of the Next Generation Technology Growth Fund II, Asia Pacific Infrastructure Investors, Real Estate Credit Opportunities Partners II, Asian Fund IV, Real Estate Partners Americas III, Real Estate Partners Europe II, Health Care Strategic Growth Fund II, Global Infrastructure Investors IV, North America Fund XIII, Diversified Core Infrastructure Fund, or Property Partners Americas, has invested for at least 24 months as of September 30, 2021. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to those funds.
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
As of September 30, 2021, our Public Markets business line had $211.5 billion of AUM, comprised of $110.3 billion of assets managed in our leveraged credit strategies (which include $6.2 billion of assets managed in our opportunistic credit strategy and $1.9 billion of assets managed in our revolving credit strategy), $7.8 billion of assets managed in our special situations or dislocation strategies, $65.4 billion of assets managed in our private credit strategies, $26.5 billion of assets managed through our hedge fund platform, and $1.5 billion of assets managed in other strategies. Our private credit strategies include $24.6 billion of assets managed in our direct lending strategy, $30.9 billion of assets managed in our private opportunistic credit strategy and $9.9 billion of assets managed in other private credit strategies. Our BDC has approximately $16.6 billion in combined assets under management, which are reflected in the AUM of our leveraged credit strategies and alternative credit strategies above. We report all of the assets under management of the BDC. We report only a pro rata portion of the AUM in our strategic partnership with third-party hedge fund managers based on KKR's percentage ownership in them.
Credit

Performance
We generally review our performance in our credit business by investment strategy.
Our leveraged credit strategies principally invest through separately managed accounts, a BDC, CLOs and investment funds. In certain cases, these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to September 30, 2021. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.45%	6.85%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	5.98%
Opportunistic Credit (3)	May 2008	11.47%	9.71%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	6.27%
Bank Loans	Apr 2011	5.34%	4.76%	S&P/LSTA Loan Index (4)	4.30%
High-Yield	Apr 2011	7.07%	6.49%	BoAML HY Master II Index (5)	6.37%
Bank Loans Conservative	Apr 2011	4.52%	3.94%	S&P/LSTA BB-B Loan Index (6)	4.27%
European Leveraged Loans (7)	Sep 2009	4.69%	4.17%	CS Inst West European Leveraged Loan Index (8)	3.66%
High-Yield Conservative	Apr 2011	6.32%	5.74%	BoAML HY BB-B Constrained (9)	6.32%
European Credit Opportunities (7)	Sept 2007	6.01%	5.12%	S&P European Leveraged Loans (All Loans) (10)	4.18%
Revolving Credit (11)	May 2015	N/A	N/A	N/A	N/A

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
(11)This strategy has not called any capital as of September 30, 2021. As a result, the gross and net return performance measures are not meaningful and are not included above.
Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds, BDC and separately managed accounts. The following table presents information regarding our Public Markets alternative credit commingled funds where investors are subject to capital commitments from inception to September 30, 2021. Some of these funds have been investing for less than 24 months, and thus their performance is less meaningful and not included below. In addition, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Dislocation Opportunities Fund	May 2020	$2,910	$1,515	$119	$1,704	$1,823	N/A	N/A	N/A	$37
Special Situations Fund II	Dec 2014	3,525	3,241	1,333	2,690	4,023	6.9%	4.9%	1.2	—
Special Situations Fund	Dec 2012	2,274	2,273	1,598	606	2,204	(0.7)%	(2.6)%	1.0	—
Mezzanine Partners	Mar 2010	1,023	990	1,097	245	1,342	10.0%	6.9%	1.4	(20)
Private Credit Opportunities Partners II	Dec 2015	2,245	1,483	546	1,295	1,841	8.2%	6.6%	1.2	—
Lending Partners III	Apr 2017	1,498	741	264	810	1,074	16.3%	13.5%	1.4	26
Lending Partners II	Jun 2014	1,336	1,179	1,143	179	1,322	4.3%	3.0%	1.1	—
Lending Partners	Dec 2011	460	419	451	21	472	3.6%	2.0%	1.1	—
Lending Partners Europe II	Jun 2019	837	346	34	383	417	29.6%	22.9%	1.2	2
Lending Partners Europe	Mar 2015	848	664	354	302	656	(0.4)%	(3.0)%	1.0	—
Other Alternative Credit Vehicles	Various	11,744	6,147	4,292	4,097	8,389	N/A	N/A	N/A	120
All Funds		$28,700	$18,998	$11,231	$12,332	$23,563				$165
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

Public Markets AUM and Vehicle Structures

    The table below presents information as of September 30, 2021, based on the investment funds, vehicles or accounts offered by our Public Markets business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$87,607	$86,017	0.15% - 1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	21,020	21,020	0.40% - 0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	108,627	107,037

Alternative Credit: (3)
Special Situations	8,101	4,529	0.50% - 1.75% (4)	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (2)
Private Credit	51,666	46,348	0.25% - 1.50%	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (2)
Total Alternative Credit	59,767	50,877

Hedge Funds (5)	26,544	26,544	0.50% - 2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	16,561	16,561	0.60%	8.00%	7.00%	Indefinite
Total	$211,499	$201,019

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
The chart below presents the holdings of our Principal Activities business line by asset class as of September 30, 2021:
Holdings by Asset Class (1)

Growth 8%
Energy 5%
Core Private Equity 28%
Real Estate 10%
Infrastructure 4%
Leveraged Credit 6%
Alternative Credit 5%
Private Equity 26%
Other 8%

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

Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of September 30, 2021, Global Atlantic served over three million policyholders.

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

During the period ended September 30, 2021, the United States continued to show signs of economic improvement, primarily driven by substantial government fiscal and monetary support and its vaccine rollout program. Inflation, however, is on the rise, as dislocations in supply chains and pandemic-related labor shortages both contribute to scarcity of some goods and services. In the United States, real GDP is estimated to have expanded by 3.4% at a seasonally adjusted annualized rate in the quarter ended September 30, 2021, compared to an expansion of 6.7% at a seasonally adjusted annualized rate in the quarter ended June 30, 2021; the U.S. unemployment rate was 4.8% as of September 30, 2021, down from 5.9% as of June 30, 2021; the U.S. core consumer price index was 4.0% on a year-over-year basis as of September 30, 2021, down from 4.5% on a year-over-year basis as of June 30, 2021; and the effective federal funds rate set by the U.S. Federal Reserve was 0.1% as of September 30, 2021, flat from 0.1% as of June 30, 2021.
During the period ended September 30, 2021, the Euro Area maintained a second consecutive quarter of expansion, as real GDP is estimated to have risen by 2.2% on a seasonally adjusted quarter-over-quarter basis in the quarter ended September 30, 2021 compared to growth of 2.1% on a seasonally adjusted quarter-over-quarter basis in the quarter ended June 30, 2021; the Euro Area unemployment is estimated to have been 7.5% as of September 30, 2021, down from 7.8% as of June 30, 2021; Euro Area core inflation was 1.9% on a year-over-year basis as of September 30, 2021, up from 0.9% on a year-over-year basis as of June 30, 2021; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of September 30, 2021, unchanged from June 30, 2021.

During the period ended September 30, 2021, in Asia, Japan's economy continued to struggle with post-pandemic economic recovery. In Japan, real GDP growth for the quarter ended September 30, 2021 is estimated to be 1.0% on a seasonally adjusted quarter-over-quarter basis, down from 1.9% as of June 30, 2021 on a seasonally adjusted quarter-over-quarter basis. Core inflation in Japan remained negative at -0.5% as of September 30, 2021, up slightly from -0.9% as of June 30, 2021. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of September 30, 2021, unchanged from June 30, 2021. In China, policymakers introduced a campaign for "common prosperity" focused on promoting a balance among growth, inclusion, and national security considerations, which could weigh on the outlook for economic growth over the medium term. Reported real GDP in China rose by a modest 0.2% on a seasonally adjusted quarter-over-quarter basis in the quarter ended September 30, 2021, compared to growth of 1.2% reported for the quarter ended June 30, 2021. Reported core inflation in China was 1.2% as of September 30, 2021, up from 0.9% as of June 30, 2021.
These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. In particular, in response to persistent inflationary pressure, short- and medium-term interest rates may rise, which may adversely impact equity and credit markets and in turn slow economic growth. In addition, commodity prices are generally expected to rise in inflationary environments, and foreign exchange rates may be affected by countries' monetary and fiscal responses to inflationary trends. Other key issues include (i) further developments regarding COVID-19, including the spread of variants like the Delta variant, which may prolong the adverse economic impact of the pandemic on the U.S. and global economies, including supply chain disruptions that promote cost inflation for critical goods and labor shortages, (ii) geopolitical uncertainty such as U.S.-China relations, (iii) political uncertainty caused by, among other things, economic nationalist sentiments, tensions surrounding socioeconomic inequality issues, and the at-times partisan nature of U.S. government administration, which has potentially global ramifications with regards to policy, (iv) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, stimulus programs and rising levels of debt, (v) volatility or downturn in equity or credit markets, (vi) unexpected shifts in central banks' monetary policies, and (vii) technological advancements and innovations that may disrupt marketplaces and businesses. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition," in our Annual Report. In addition, the U.S. Congress is proposing (and after the date of this report may propose other) various significant changes in tax law, including significant changes in the way U.S. corporations like ourselves and many of our U.S. portfolio companies are taxed. If enacted, these changes could materially increase the amount of taxes we and our portfolio companies are required to pay. See “Risk Factors—Risks Related to Our Business—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability” in our Annual Report.

Equity and Credit Markets. Global equity and credit markets have a substantial effect on our financial condition and results of operations. In general, a climate of reasonable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns, which also impacts our ability to generate incentive fees and carried interest. Periods of volatility and dislocation in the capital markets raise substantial risks, but also can present us with opportunities to invest at reduced valuations that position us for future growth and investment returns. Low interest rates related to monetary stimulus and economic stagnation may negatively impact expected returns on all types of investments. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies have caused, and may further cause, the default risk of these countries to increase, and this could impact the operations or value of our investments that operate in these regions. Areas that have ongoing central bank quantitative easing campaigns and comparatively low interest rates relative to the United States could potentially experience further currency volatility and weakness relative to the U.S. dollar.

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

In our asset management business, many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended September 30, 2021, global equity markets were positive, with the S&P 500 up 0.6% and the MSCI World Index up 0.1% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 23.1 as of September 30, 2021, increasing from 15.8 as of June 30, 2021. For a discussion of our valuation methods, see "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report and see also "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report. In our insurance business, a change in equity prices also impacts Global Atlantic’s equity-sensitive annuity and life insurance products, including with respect to hedging costs related to and fee-income earned on those products.
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
During the quarter ended September 30, 2021, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widened by 3 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) widened by 11 basis points. The non-investment grade credit indices were up during the quarter ended September 30, 2021, with the S&P/LSTA Leveraged Loan Index up 1.1% and the BAML US High Yield Index up 0.9%. During the quarter ended September 30, 2021, 10-year government bond yields rose 2 basis points in the United States, rose 31 basis points in the United Kingdom, rose 1 basis point in Germany, fell 21 basis points in China, and rose 1 basis point in Japan. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" in our Annual Report and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report.

For further discussion of the impact of global credit markets on our financial condition and results of operations, see "Risk Factors—Risks Related to the Assets We Manage—Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or to refinance existing debt and may increase the cost of such financing or refinancing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income," "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition," "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" and "Risk Factors—Risks Related to Global Atlantic—Interest rate fluctuations and sustained periods of low or high interest rates could adversely affect Global Atlantic’s business, financial condition, liquidity, results of operations, cash flows and prospects" in our Annual Report. For a further discussion of our valuation methods, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies" in our Annual Report.

Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended September 30, 2021, the euro fell 2.3%, the British pound fell 2.6%, the Japanese yen fell 0.2%, and the Chinese renminbi rose 0.2%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see "Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk" in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies and products, including private equity, direct lending, special situations and CLOs, also have meaningful investments in the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the quarter ended September 30, 2021, the 3-year forward price of WTI crude oil increased approximately 4%, and the 3-year forward price of natural gas increased approximately 17%. The 3-year forward price of WTI crude oil increased from approximately $57 per barrel to $60 per barrel, and the 3-year forward price of natural gas increased from approximately $2.70 per mcf to $3.16 per mcf as of June 30, 2021 and September 30, 2021, respectively. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In addition, because we hold certain energy real asset investments on our balance sheet, price movements can have an amplified impact on our financial results, to the extent unhedged, as we would directly bear the full extent of such gains or losses. For additional information regarding our energy real assets, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and see also "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report.

Following the significant volatility experienced in 2020, oil and natural gas prices have continued to recover throughout the course of 2021 alongside improving global demand. We expect downward price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given those commodity prices are an input in our valuation models. However, due to near-term commodity derivative transactions, we expect long-term oil and natural gas prices to be a more significant driver of the valuation of our energy investments in asset management than spot prices. As of September 30, 2021, energy investments in oil and gas assets make up approximately 1% of our assets under management, 1% of our total GAAP assets and 1% of our total segment assets.

Business Conditions
Our operating revenues consist of fees, performance income and investment income.
Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as attractive means for capital appreciation or income. In addition, our ability to attract new capital and investors in our insurance business is driven, in part, by the extent to which they continue to see the life and annuity insurance industry generally, and in certain cases our re-insurance vehicles, as attractive means for capital appreciation or income. Since 2010, we have expanded into strategies such as real assets, credit, core, impact and, through hedge fund partnerships, hedge funds, and most recently, insurance. In several of our asset management strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Asian Fund IV, European Fund V, North America Fund XIII, Real Estate Partners Americas III, Real Estate Partners Europe II, Global Infrastructure Investors IV and Next Generation Technology Growth Fund II exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship investment funds or vehicles or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" in our Annual Report.

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

The presentations in the financial statements reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered approach for the financial statements presentations in this Management's Discussion and Analysis. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations. KKR believes that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR (other than the insurance companies that issued them). If a traditional aggregated presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations but would reduce transparency. KKR also believes that using a traditional aggregated presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report. We acquired Global Atlantic on February 1, 2021; accordingly, the results of Global Atlantic's insurance operations included in our condensed consolidated results of operations for the nine months ended September 30, 2021 are from February 1, 2021 (the closing date of the acquisition) through September 30, 2021.
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

Key Financial Measures Under GAAP - Asset Management

The following discussion of key financial measures under GAAP is based on KKR's asset management business as of September 30, 2021.

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
Assuming that we had accrued compensation of (i) 65% of the unrealized carried interest earned by the funds that allocate 40% and 43% to the carry pool and (ii) 15% of the unrealized gains in our Principal Activities business line (in each case at the mid-point of the ranges above), KKR & Co. Inc. Stockholders’ Equity – Series I and II Preferred, Common Stock as of September 30, 2021 would have been reduced by approximately $2.69 per share, compared to our reported $27.13 per share on such date, and our book value as of September 30, 2021 would have been reduced by approximately $2.61 per adjusted share, compared to our reported book value of $28.06 per adjusted share on such date.
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
On the Sunset Date, KKR will acquire control of KKR Associates Holdings and will commence making decisions regarding the allocation of carry proceeds pursuant to the limited partnership agreement of KKR Associates Holdings. Until the Sunset Date, our Co-Founders will continue to make decisions regarding the allocation of carry proceeds to themselves and others, pursuant to the limited partnership agreement of KKR Associates Holdings L.P., provided that any allocation of carry proceeds to the Co-Founders will be on a percentage basis consistent with past practice.

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

Key Financial Measures Under GAAP - Insurance
The following discussion of key financial measures under GAAP is based on KKR's insurance business as conducted by Global Atlantic as of September 30, 2021.

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
Book Value
Book Value is a non‐GAAP performance measure of the net assets of KKR and is used by management primarily in assessing the unrealized value of KKR’s net assets presented on a basis that (i) deconsolidates KKR’s investment funds and CFEs that KKR manages, (ii) includes the net assets that are attributable to KKR Holdings L.P., and (iii) includes KKR’s ownership of the net assets of Global Atlantic. We believe this measure is useful to stockholders as it provides additional insight into the net assets of KKR excluding those net assets that are allocated to the investors of KKR funds and other noncontrolling interest holders and to the holders of Preferred Stock. KKR's book value includes (x) the net impact of KKR's tax assets and liabilities as prepared under GAAP and (y) the implied amount of (1) tax assets and liabilities attributable to KKR Holdings L.P. as if it was subject to corporate income taxes and (2) the recognition of deferred tax liabilities relating to certain assets of KKR Group Partnership L.P. that is expected to occur upon the completion of the mergers contemplated by the previously announced Reorganization Agreement, dated October 8, 2021. Series C Mandatory Convertible Preferred Stock has been included in book value, because the definition of adjusted shares used to calculate book value per adjusted share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock. To calculate Global Atlantic book value and to make it more comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic’s industry, Global Atlantic book value excludes (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance balances and related assets, net of deferred acquisition costs and income tax.
In the second quarter of 2021, the definition of book value was amended to include the implied amount of tax assets and liabilities attributable to KKR Holdings L.P. as if it was subject to corporate income taxes. This change is useful to management and investors in assessing book value because the definition now includes the anticipated impacts that the payment of tax liabilities by KKR would have on book value. Prior periods have not been adjusted for this change, although it is expected to have had the effect of reducing book value reported for prior periods.
Starting in the third quarter of 2021, the definition of book value was amended to include the anticipated recognition of deferred tax liabilities relating to certain assets of KKR Group Partnership L.P. that is expected to occur upon the completion of the mergers contemplated by the Reorganization Agreement. This change is useful to management and investors in assessing book value because the definition now includes the anticipated impacts that the mergers contemplated by the Reorganization Agreement, which are expected to be completed in 2022, would have on book value.

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

Consolidated Results of Operations (GAAP Basis) (Unaudited)

The following is a discussion of our consolidated results of operations for the three months ended September 30, 2021 and 2020. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The presentation of our consolidated results of operations that follows reflects the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered presentation approach, where Global Atlantic's insurance operations are presented separately from KKR's asset management business. Additionally, the results of Global Atlantic's insurance operations included in our consolidated results of operations are from February 1, 2021 (closing date of the acquisition) through September 30, 2021.

	Three Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$718,968	$563,340	$155,628
Capital Allocation-Based Income (Loss)	1,526,667	1,331,898	194,769
	2,245,635	1,895,238	350,397
Insurance
Net Premiums	974,903	—	974,903
Policy Fees	310,381	—	310,381
Net Investment Income	758,381	—	758,381
Net Investment Gains (Losses)	162,127	—	162,127
Other Income	31,938	—	31,938
	2,237,730	—	2,237,730
Total Revenues	4,483,365	1,895,238	2,588,127

Expenses
Asset Management
Compensation and Benefits	1,012,837	882,339	130,498
Occupancy and Related Charges	17,438	17,321	117
General, Administrative and Other	203,977	194,039	9,938
	1,234,252	1,093,699	140,553
Insurance
Policy Benefits and Claims	1,697,046	—	1,697,046
Amortization of Policy Acquisition Costs	(16,900)	—	(16,900)
Interest Expense	22,437	—	22,437
Insurance Expenses	89,534	—	89,534
General, Administrative and Other	158,873	—	158,873
	1,950,990	—	1,950,990
Total Expenses	3,185,242	1,093,699	2,091,543

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	2,116,647	2,284,602	(167,955)
Dividend Income	121,484	116,379	5,105
Interest Income	402,839	354,865	47,974

Interest Expense	(278,166)	(223,709)	(54,457)
Total Investment Income (Loss)	2,362,804	2,532,137	(169,333)

Income (Loss) Before Taxes	3,660,927	3,333,676	327,251

Income Tax Expense (Benefit)	379,282	359,375	19,907

Net Income (Loss)	3,281,645	2,974,301	307,344
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,519	—	1,519
Net Income (Loss) Attributable to Noncontrolling Interests	2,123,569	1,909,458	214,111
Net Income (Loss) Attributable to KKR & Co. Inc.	1,156,557	1,064,843	91,714

Series A Preferred Stock Dividends	—	5,822	(5,822)
Series B Preferred Stock Dividends	7,953	2,519	5,434
Series C Mandatory Convertible Preferred Stock Dividends	17,250	—	17,250

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,131,354	$1,056,502	$74,852

Unaudited Consolidated Results of Operations (GAAP Basis) - Asset Management

Revenues

For the three months ended September 30, 2021 and 2020, revenues consisted of the following:

	Three Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Management Fees	$349,249	$254,467	$94,782
Fee Credits	(164,720)	(89,487)	(75,233)
Transaction Fees	437,619	300,805	136,814
Monitoring Fees	29,823	28,824	999
Incentive Fees	6,962	63	6,899
Expense Reimbursements	34,857	44,553	(9,696)
Oil and Gas Revenue	—	6,687	(6,687)
Consulting Fees	25,178	17,428	7,750
Total Fees and Other	718,968	563,340	155,628

Carried Interest	1,216,433	1,077,932	138,501
General Partner Capital Interest	310,234	253,966	56,268
Total Capital Allocation-Based Income (Loss)	1,526,667	1,331,898	194,769

Total Revenues - Asset Management	$2,245,635	$1,895,238	$350,397

Fees and Other

Total Fees and Other for the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020 primarily as a result of the increase in transaction fees and management fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."

The increase in management fees was primarily due to management fees earned from North America Fund XIII, Global Infrastructure Investors IV, and Health Care Strategic Growth Fund II, each of which entered its investment period in the second quarter of 2021, and Asian Fund IV, which entered its investment period in the third quarter of 2020. These increases were partially offset by a decrease in management fees earned from Americas Fund XII as a result of entering its post-investment period in the second quarter of 2021 and now earns fees based on capital invested rather than capital committed and at a lower fee rate.

Management fees due from consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not impact the net income (loss) attributable to KKR or KKR stockholders' equity. For a more detailed discussion on the factors that affect our management fees during the period including the fees earned from unconsolidated investment funds and other vehicles see "—Analysis of Asset Management Segment Operating Earnings."

Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our Private Markets and Public Markets business lines. Fee credits owed to consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is decreased by the amount of fee credits that are eliminated. Accordingly, the elimination of these fee credits does not impact the net income (loss) attributable to KKR or KKR stockholders' equity. Transaction and monitoring fees are earned from KKR portfolio companies and are not eliminated upon consolidation because these fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our Capital Markets business line are not shared with fund investors. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

Capital Allocation-Based Income (Loss)

Capital Allocation-Based Income (Loss) for the three months ended September 30, 2021 was positive primarily due to the net appreciation of the underlying investments at our carry earning investment funds most notably Asian Fund III, North America Fund XI and Americas Fund XII. Capital Allocation-Based Income (Loss) for the three months ended September 30, 2020 was also positive due to the net appreciation of the underlying investments at our carry earning investment funds most notably Americas Fund XII, North America Fund XI and Asian Fund III.

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

Investment Income (Loss) - Asset Management

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	September 30, 2021	September 30, 2020
	($ in thousands)
Private Equity	$943,858	$1,591,134
Credit	(42,409)	315,459
Investments of Consolidated CFEs	8,185	392,287
Real Assets	637,698	251,599
Equity Method - Other	174,139	435,664
Other Investments	81,117	57,808
Debt Obligations and Other	22,482	(336,811)
Other Net Gains (Losses) from Investment Activities	291,577	(422,538)
Net Gains (Losses) from Investment Activities	$2,116,647	$2,284,602

Net Gains (Losses) from Investment Activities for the three months ended September 30, 2021
The net gains from investment activities for the three months ended September 30, 2021 were comprised of net realized gains of $609.6 million and net unrealized gains of $1,507.0 million.
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

Realized Gains and Losses from Investment Activities
For the three months ended September 30, 2021, net realized gains related primarily to the sales of our investments in Mr. Cooper Group Inc. (NASDAQ: COOP), FanDuel Inc. and Darktrace PLC (LON: DARK.L). Partially offsetting these realized gains were realized losses primarily relating to certain investments held in our consolidated credit funds.
Unrealized Gains and Losses from Investment Activities
For the three months ended September 30, 2021, net unrealized gains were driven primarily by (i) mark-to-market gains from private equity, growth equity and core investments held by KKR and certain consolidated funds, the most significant of which were PetVet Care Centers, LLC (healthcare sector), Heartland Dental LLC (healthcare sector), and Axel Springer (media sector) and (ii) mark-to-market gains from certain investments held in our consolidated real estate funds. These unrealized gains were partially offset by (i) the reversal of previously recognized unrealized gains relating to the realization activity described above, (ii) mark-to-market losses related to certain investments held in our consolidated credit funds, and (iii) unrealized loss on BridgeBio Pharma, Inc. (NASDAQ: BBIO).
For a discussion of other factors that affected KKR's realized investment income for the three months ended September 30, 2021, see "—Analysis of Asset Management Segment Operating Results."
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

Unrealized Gains and Losses from Investment Activities
For the three months ended September 30, 2020, net unrealized gains were driven primarily by (i) mark-to-market gains in our private equity and core investments held by KKR and certain consolidated entities, the most significant of which were Arnott's Biscuits Limited (consumer products sector) and PetVet Care Centers, LLC, and (ii) mark-to-market gains in certain investments held through our consolidated real asset funds and through our consolidated credit funds and CLOs. These unrealized gains were partially offset by the reversal of unrealized gain positions due to the sales of our investments in The Hut Group Limited and Ivalua SAS.

For a discussion of other factors that affected KKR's realized investment income for the three months ended September 30, 2021, see "—Analysis of Asset Management Segment Operating Results."
Dividend Income

During the three months ended September 30, 2021, the most significant dividends received included $51.3 million from our consolidated real estate and infrastructure funds and $23.5 million from our consolidated energy funds. During the three months ended September 30, 2020, the most significant dividends received included $46.5 million from our consolidated real estate funds and $48.9 million from our investment in Epicor Software Corporation (technology sector).

Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income

The increase in interest income during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to (i) the impact of closing additional CLOs that are consolidated subsequent to September 30, 2020 and (ii) a higher level of interest income from certain of our consolidated credit funds, primarily related to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense

The increase in interest expense during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to the (i) impact of issuances of our senior notes, (ii) impact of closing additional CLOs that are consolidated subsequent to September 30, 2020, and (iii) increase in the amount of borrowings outstanding from consolidated funds and other vehicles. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."

Expenses - Asset Management

Compensation and Benefits Expense

The increase in compensation and benefits expense during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to (i) a higher level of accrued carried interest compensation resulting from a higher level of carried interest from the appreciation in the value of our investment portfolio in the current period and (ii) a higher level of discretionary compensation accrued resulting from a higher level of fee revenue, realized performance income and realized investment income in the current period.
General, Administrative and Other

The increase in general, administrative and other expenses during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to (i) a higher level of expenses in our consolidated funds and investment vehicles, (ii) placement fees incurred related to capital raising activities for various private markets funds and (iii) a higher level of broken-deal expenses. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Consolidated Results of Operations (GAAP Basis) - Insurance (Unaudited)

As discussed above, our Insurance segment consists solely of the operations of Global Atlantic, which was acquired on February 1, 2021. Accordingly, prior periods have been excluded for Insurance segment results. For the nine month period ended September 30, 2021, the results of Global Atlantic's insurance operations included in our condensed consolidated results of operations are from February 1, 2021 through September 30, 2021.

Assumption review

The assumptions on which reserves, deferred revenue and expenses are based are intended to represent an estimation of the benefits that are expected to be payable to, and fees or premiums that are expected to be collectible from, policyholders in future periods. Global Atlantic reviews the adequacy of its reserves, deferred revenue and expenses and the assumptions underlying those items at least annually, usually in the third quarter. As Global Atlantic analyzes its assumptions, to the extent Global Atlantic chooses to update one or more of those assumptions, there may be an “unlocking” impact. Generally, favorable unlocking means the change in assumptions required a reduction in reserves, or in deferred revenue liabilities or an increase in deferred expenses, and unfavorable unlocking means the change in assumptions required an increase in reserves or in deferred revenue liabilities, or a reduction in deferred expenses.
The following table reflects the impact on net income by financial statement line item and to insurance segment adjusted operating earnings from Global Atlantic’s assumption review:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
($ in thousands)
Impacts of assumption review, by statement of income line item:
Policy fees	$182	$182
Policy benefits and claims	20,904	20,904
Amortization of policy acquisition costs	(2,119)	(2,119)
Income tax impact	(3,983)	(3,983)
Total assumption review impact on net income	$14,984	$14,984
Assumption review impact on adjustments to derive insurance segment adjusted operating earnings	(97)	(97)
Total assumption review impact on insurance segment adjusted operating earnings	$14,887	$14,887

For the three and nine months ended September 30, 2021, the net favorable unlocking impact on net income and insurance segment adjusted operating earnings was primarily due to favorable mortality experience.

Revenues

For the three months ended September 30, 2021, revenues consisted of the following:

Three Months Ended
September 30, 2021
($ in thousands)
Net Premiums	$974,903
Policy Fees	310,381
Net Investment Income	758,381
Net Investment Gains (Losses)	162,127
Other Income	31,938
Total Insurance Revenues	$2,237,730

Net Premiums
Net premiums were primarily driven by initial premiums related to new reinsurance transactions with life contingencies assumed during the three months ending September 30, 2021. These initial premiums are offset by a comparable increase in policy reserves reported within policy benefits and claims (as discussed below).
Policy fees
Policy fees were primarily driven by cost of insurance, administrative, and rider fees in the individual market channel during the three months ending September 30, 2021.
Net investment income
Net investment income was primarily driven by insurance segment investments and the effective book yield (as determined, in part, by the allocated fair value of the investment portfolio as determined as of the GA Acquisition Date). Average insurance segment investments were primarily driven by new block reinsurance transactions and funding agreements issued. The impact of higher asset balances were offset by lower income primarily due to elevated cash levels during the quarter related to recent reinsurance transactions pending reinvestment.
Net investment gains
The components of net investment gains were as follows:

Three Months Ended
September 30, 2021
($ in thousands)
Embedded derivatives on funds withheld at interest	$93,970
Equity future contracts	1,783
Equity index options	(25,854)
Interest rate contracts	(24,135)
Foreign currency forwards	(4,776)
Credit risk contracts	(196)
Net losses on derivative instruments	40,792
Net other investment gains	121,335
Net investment gains	$162,127

Net losses on derivative instruments
The increase in the fair value of embedded derivatives on funds withheld at interest was primarily driven by the decrease in fair value of the underlying investments in the funds withheld portfolio.
The decrease in the fair value of equity index options was primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 index, which was essentially unchanged during the three month period ending September 30, 2021.
The decrease in the fair value of interest rate contracts was driven primarily by market interest rate volatility during the three months ended September 30, 2021.
Net other investment gains
Net other investment gains for the three months ended September 30, 2021 were primarily due to unrealized gains on the valuation of equity interests in solar facility developers. Offsetting these gains were (i) net unrealized losses on trading fixed maturity securities underlying a portion of the funds withheld payable at interest portfolio due to an increase in market interest rates, and (ii) an increase of the allowance for credit losses on consumer and commercial mortgage loans due to an increase in loan balances during the three months ending September 30, 2021.

Other income

Other income is mainly driven by administration, management fees and distribution fees, modestly increasing during the three months ending September 30, 2021 driven by higher administration fees earned from an increase in the volume of ceded reinsurance business in the institutional channel.
Expenses

Policy benefits and claims
Policy benefits and claims were primarily driven by (i) initial reserves assumed related to new reinsurance transactions during the three months ending September 30, 2021 and (ii) an increase in net flows from both individual and institutional channel sales.
Amortization of policy acquisition costs
Amortization of policy acquisition costs during the three months ending September 30, 2021 was primarily driven by the amortization of insurance intangibles recognized as part of purchase accounting of the Global Atlantic acquisition. Amortization is negative (that is, a reduction to expense) as a result of the net negative value-of-business-acquired insurance intangible recognized as part of the aforementioned purchase accounting.
Interest expense
Interest expense for the three months ending September 30, 2021 was primarily driven by interest on debt outstanding, including interest on $750 million of subordinated debentures issued in July 2021.
Insurance expenses
Insurance expenses were primarily driven by (i) commission expense related to sales, and (ii) reinsurance ceding expense allowances paid for policy administration services during the three months ending September 30, 2021.
General, administrative and other
General, administrative and other expenses were driven primarily by (i) employee compensation and benefits related expenses, (ii) third-party administrator ("TPA") policy servicing fees, and (iii) technology hardware and software related charges during the three months ending September 30, 2021.
Other Unaudited Consolidated Results of Operations (GAAP Basis)

Income Tax Expense (Benefit)

For the three months ended September 30, 2021, income tax expense was $379.3 million compared to $359.4 million in the prior period. The increase in the income tax expense was primarily due to (i) a higher level of fees and capital allocation-based income as described above earned from asset management and (ii) the inclusion of income taxes relating to Global Atlantic's insurance operations. Our effective tax rate under GAAP for the three months ended September 30, 2021 was 10.4%. For a discussion of factors that impacted KKR's tax provision, see Note 17 "Income Taxes" to the financial statements included elsewhere in this report. The amount of U.S. corporate income taxes we pay in future periods may be materially increased if adverse tax laws become enacted. See “—Business Environment— Economic and Market Conditions” in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Income (Loss) attributable to noncontrolling interests for the three months ended September 30, 2021 relates primarily to net income (loss) attributable to (i) interests of KKR Holdings and other exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds and (iii) interests that co-investors and rollover investors hold in Global Atlantic. Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2021 increased compared to the prior period primarily due to a higher level of net income generated during the three months ended September 30, 2021, allocable to the holders of the noncontrolling interests.

Net Income (Loss) Attributable to KKR & Co. Inc.

    Net income (loss) attributable to KKR & Co. Inc. for the three months ended September 30, 2021 increased compared to the prior period primarily due to the inclusion of Global Atlantic's net income for the three months ended September 30, 2021 and the increase in net income from asset management described above.

Consolidated Results of Operations (GAAP Basis) (Unaudited)

The following is a discussion of our consolidated results of operations for the nine months ended September 30, 2021 and 2020. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$1,887,805	$1,337,385	$550,420
Capital Allocation-Based Income (Loss)	5,736,707	888,342	4,848,365
	7,624,512	2,225,727	5,398,785
Insurance
Net Premiums	1,698,912	—	1,698,912
Policy Fees	824,326	—	824,326
Net Investment Income	1,919,659	—	1,919,659
Net Investment Gains (Losses)	32,983	—	32,983
Other Income	82,160	—	82,160
	4,558,040	—	4,558,040
Total Revenues	12,182,552	2,225,727	9,956,825

Expenses
Asset Management
Compensation and Benefits	3,419,057	1,211,526	2,207,531
Occupancy and Related Charges	51,289	51,222	67
General, Administrative and Other	608,270	491,327	116,943
	4,078,616	1,754,075	2,324,541
Insurance
Policy Benefits and Claims	3,593,563	—	3,593,563
Amortization of Policy Acquisition Costs	(57,409)	—	(57,409)
Interest Expense	44,482	—	44,482
Insurance Expenses	242,591	—	242,591
General, Administrative and Other	371,656	—	371,656
	4,194,883	—	4,194,883
Total Expenses	8,273,499	1,754,075	6,519,424

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	8,032,900	(179,033)	8,211,933
Dividend Income	323,051	295,047	28,004
Interest Income	1,151,548	1,040,052	111,496
Interest Expense	(794,978)	(725,245)	(69,733)
Total Investment Income (Loss)	8,712,521	430,821	8,281,700

Income (Loss) Before Taxes	12,621,574	902,473	11,719,101

Income Tax Expense (Benefit)	1,161,688	204,960	956,728

Net Income (Loss)	11,459,886	697,513	10,762,373
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	2,856	—	2,856
Net Income (Loss) Attributable to Noncontrolling Interests	7,315,362	206,225	7,109,137
Net Income (Loss) Attributable to KKR & Co. Inc.	4,141,668	491,288	3,650,380

Series A Preferred Stock Dividends	23,656	17,466	6,190
Series B Preferred Stock Dividends	12,991	7,557	5,434
Series C Mandatory Convertible Preferred Stock Dividends	51,750	—	51,750

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$4,053,271	$466,265	$3,587,006

Unaudited Consolidated Results of Operations (GAAP Basis) - Asset Management

Revenues

For the nine months ended September 30, 2021 and 2020, revenues consisted of the following:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Management Fees	$931,624	$696,892	$234,732
Fee Credits	(322,402)	(185,746)	(136,656)
Transaction Fees	978,399	561,259	417,140
Monitoring Fees	98,164	86,875	11,289
Incentive Fees	13,092	731	12,361
Expense Reimbursements	122,642	100,779	21,863
Oil and Gas Revenue	—	21,054	(21,054)
Consulting Fees	66,286	55,541	10,745
Total Fees and Other	1,887,805	1,337,385	550,420

Carried Interest	4,553,527	626,338	3,927,189
General Partner Capital Interest	1,183,180	262,004	921,176
Total Capital Allocation-Based Income (Loss)	5,736,707	888,342	4,848,365

Total Revenues - Asset Management	$7,624,512	$2,225,727	$5,398,785

Fees and Other

Total Fees and Other for the nine months ended September 30, 2021 increased compared to the nine months ended September 30, 2020 primarily as a result of the increase in transaction fees and management fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."

The increase in management fees was primarily due to management fees earned from Asian Fund IV, which entered its investment period in the third quarter of 2020, and North America Fund XIII, Health Care Strategic Growth Fund II, and Global Infrastructure Investors IV, all of which entered their investment periods in the second quarter of 2021. These increases were partially offset by a decrease in management fees earned from Asian Fund III and Americas Fund XII as a result of entering their post-investment periods in the third quarter of 2020 and second quarter of 2021, respectively, and both now earn fees based on capital invested rather than capital committed and at a lower fee rate.

Management fees due from consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not impact the net income (loss) attributable to KKR or KKR stockholders' equity. For a more detailed discussion on the factors that affect our management fees during the period including the fees earned from unconsolidated investment funds and other vehicles, see "—Analysis of Asset Management Segment Operating Earnings."

Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our Private Markets and Public Markets business lines. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is decreased by the amount of fee credits that are eliminated. Accordingly, the elimination of these fee credits does not impact the net income (loss) attributable to KKR or KKR stockholders' equity.

Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our Capital Markets business line are not shared with fund investors. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

Capital Allocation-Based Income (Loss)

Capital Allocation-Based Income (Loss) for the nine months ended September 30, 2021 was positive primarily due to the net appreciation of the underlying investments at our carry earning investment funds, most notably Americas Fund XII, Asian Fund III and North America Fund XI. Capital Allocation-Based Income (Loss) for the nine months ended September 30, 2020 was positive due to the net appreciation of the underlying investments at our carry earning investment funds, most notably Americas Fund XII, Asian Fund III and North America Fund XI.

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

Investment Income (Loss) - Asset Management

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Nine Months Ended
	September 30, 2021	September 30, 2020
	($ in thousands)
Private Equity	$4,802,006	$1,456,254
Credit	118,327	(541,388)
Investments of Consolidated CFEs	218,729	(552,093)
Real Assets	1,392,306	(221,562)
Equity Method - Other	715,576	244,193
Other Investments	554,557	(597,787)
Debt Obligations and Other	(37,163)	303,261
Other Net Gains (Losses) from Investment Activities	268,562	(269,911)
Net Gains (Losses) from Investment Activities	$8,032,900	$(179,033)

Net Gains (Losses) from Investment Activities for the nine months ended September 30, 2021
The net gains from investment activities for the nine months ended September 30, 2021 were comprised of net realized gains of $1,533.0 million and net unrealized gains of $6,499.9 million.
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

Realized Gains and Losses from Investment Activities
For the nine months ended September 30, 2021, net realized gains related primarily to the sales of our investments in FanDuel Inc., Mr. Cooper Group Inc., and BridgeBio Pharma, Inc. (NASDAQ: BBIO). Partially offsetting these realized gains were realized losses primarily relating to certain investments held in our consolidated credit funds and realized losses related to certain hedging instruments.
Unrealized Gains and Losses from Investment Activities
For the nine months ended September 30, 2021, net unrealized gains were driven primarily by (i) mark-to-market gains from private equity, growth equity and core investments held by KKR and certain consolidated funds, the most significant of which were PetVet Care Centers, LLC, Heartland Dental LLC and OutSystems Holdings S.A. and (ii) mark-to-market gains from certain investments held in our real estate funds. These unrealized gains were partially offset by (i) the reversal of previously recognized unrealized gains relating to the realization activity described above and (ii) unrealized loss on BridgeBio Pharma, Inc. (NASDAQ: BBIO)..
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

Unrealized Gains and Losses from Investment Activities
For the nine months ended September 30, 2020, net unrealized losses were driven primarily by (i) the reversal of previously recognized unrealized gains relating to the realization activity described above, (ii) mark-to-market losses on our investment in Fiserv, Inc., which is held in our funds and as a co-investment by KKR, (iii) mark-to-market losses on investments held in consolidated credit, real estate and energy funds, and (iv) mark-to-market losses on certain investments held through consolidated CLOs. Partially offsetting these unrealized losses were unrealized gains relating to mark-to-market gains in our private equity, growth equity, and core investments held by KKR and certain consolidated entities, the most significant of which were FanDuel Inc. (technology sector), Arnott's Biscuits Limited and PetVet Care Centers, LLC.

For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results."
Dividend Income

During the nine months ended September 30, 2021, the most significant dividends received included (i) $138.0 million from our consolidated real estate and infrastructure funds, (ii) $33.9 million from our consolidated energy funds and (iii) $26.9 million from our investment in Viridor Limited. During the nine months ended September 30, 2020, the most significant dividends received included $128.8 million from our consolidated real estate funds, $62.5 million from our investment in Fiserv, Inc. and $48.9 million from our investment in Epicor Software Corporation.

Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income

The increase in interest income during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to (i) a higher level of interest income from certain of our consolidated credit funds, primarily related to an increase in the amount of capital deployed and (ii) the impact of closing additional CLOs that are consolidated subsequent to September 30, 2020. Partially offsetting these increases was a lower level of interest income earned from our consolidated special situations funds, due to an overall decrease in (i) interest rates and (ii) outstanding balance of interest-earning investments since these consolidated funds are in their post investment periods compared to the nine months ended September 30, 2020. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense

The increase in interest expense during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to (i) the impact of issuances of our senior notes, (ii) an increase in the amount of borrowings outstanding from the financing arrangements of consolidated investment funds and other vehicles and (iii) impact of closing additional CLOs that are consolidated subsequent to September 30, 2020. These increases were partially offset by a lower level of interest expense on debt obligations of KREF as a result of a decrease in interest rates compared to the prior period. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."

Expenses - Asset Management

Compensation and Benefits Expenses

The increase in compensation and benefits expenses during the nine months ended September 30, 2021 compared to the prior period was primarily due to (i) a higher level of accrued carried interest compensation resulting from a higher level of carried interest from the appreciation in the value of our investment portfolio in the current period and (ii) a higher level of accrued discretionary compensation and benefits resulting from a higher level of fee revenue, realized performance income and realized investment income in the current period.

General, Administrative and Other

The increase in general, administrative and other expenses during the nine months ended September 30, 2021 compared to the prior period was primarily due to (i) a higher level of expenses reimbursable by our investment funds, (ii) a higher level of expenses in our consolidated investment funds and other vehicles, (iii) placement fees incurred related to capital raising activities for various private markets investment funds and (iv) a higher level of broken-deal expenses. The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.

Consolidated Results of Operations (GAAP Basis) - Insurance (Unaudited)

Revenues

For the nine months ended September 30, 2021, revenues consisted of the following:

Nine Months Ended
September 30, 2021
($ in thousands)
Net Premiums	$1,698,912
Policy Fees	824,326
Net Investment Income	1,919,659
Net Investment Gains (Losses)	32,983
Other Income	82,160
Total Insurance Revenues	$4,558,040

Net Premiums
Net premiums were primarily driven by initial premiums related to new reinsurance transactions with life contingencies assumed during the nine months ending September 30, 2021. These initial premiums are offset by a comparable increase in policy reserves reported within policy benefits and claims (as discussed below).
Policy fees
Policy fees were primarily driven by cost of insurance, administrative, and rider fees in the individual market channel during the nine months ending September 30, 2021.
Net investment income
Net investment income was primarily driven by insurance segment investments and the effective book yield (as determined, in part, by the allocated fair value of the investment portfolio as determined as of the GA Acquisition Date). Average insurance segment investments were primarily driven by net inflows of assets from the individual markets and institutional channels. The impact of higher asset balances was partially offset by lower income primarily due to elevated cash levels during the quarter related to recent reinsurance transactions pending reinvestment.
Net investment gains
The components of net investment gains were as follows:

Nine Months Ended
September 30, 2021
($ in thousands)
Equity index options	$275,035
Embedded derivatives on funds withheld at interest	117,248
Equity future contracts	(171,982)
Interest rate contracts	(149,274)
Foreign currency forwards	(675)
Credit risk contracts	(254)
Net gains on derivative instruments	70,098
Net other investment losses	(37,115)
Net investment gains	$32,983

Net gains on derivative instruments
The increase in the fair value of equity index options were primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change for which is accounted for in policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 index, which increased during the nine months ended September 30, 2021.
The increase in the fair value of embedded derivatives on funds withheld at interest were primarily driven by the decrease in fair value of the underlying investments in the funds withheld payable portfolio.
The decrease in the fair value of equity futures and interest rate contracts were driven primarily by the performance of equity markets and credit markets. Global Atlantic purchases equity futures primarily to hedge the market risk in our variable annuity products which are accounted for in policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which increased during the nine months ended September 30, 2021, resulting in a loss on equity futures contracts. Market interest rates increased during the nine months ended September 30, 2021, resulting in a loss on interest rate contracts.
Net other investment losses
Net other investment losses for the nine months ended September 30, 2021 were primarily due to (i) the recognition of an initial credit loan loss allowance as a result of the adoption of the current expected credit loss accounting standard concurrent with the GA Acquisition, (ii) net unrealized losses on trading fixed maturity securities underlying a portion of the funds withheld payable at interest portfolio due to an increase in market interest rates, and (iii) losses on the sale of AFS securities. Offsetting these losses were unrealized gains on the valuation of equity investments in solar facility developers.

Other income

Other income is mainly driven by administration, management fees and distribution fees, modestly increasing during the nine months ended September 30, 2021 driven by higher administration fees earned from an increase in the volume of ceded reinsured business in the institutional channel.
Expenses

Policy benefits and claims
Policy benefits and claims were primarily driven by (i) initial reserves related to new reinsurance transactions, during the eight months ended September 30, 2021, (ii) an increase in the value of embedded derivatives in Global Atlantic's indexed universal life and fixed indexed annuity products, as a result of higher equity market returns (as discussed above under "Revenues—Total Insurance Revenues—Net gains on derivative instruments," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in policy benefits and claims), and (iii) an increase in net flows in the institutional and individual channels, all offset by a decrease in variable annuity reserves primarily due to higher equity market returns and market interest rates.

Amortization of policy acquisition costs
Amortization of policy acquisition costs during the nine months ended September 30, 2021 was primarily driven by the amortization of insurance intangibles recognized as part of purchase accounting of the Global Atlantic acquisition. Amortization is negative (that is, a reduction to expense) as a result of the net negative value-of-business-acquired insurance intangible recognized as part of the aforementioned purchase accounting.
Interest expense
Interest expense for the nine month period ended September 30, 2021 primarily reflects (i) a net increase in debt outstanding due to the issuance of new senior and subordinated notes, partially offset by the pay-down of other debt and (ii) the impact of the decrease in interest rates on interest rate swaps.
Insurance expenses
Insurance expenses were primarily driven by (i) commission expense related to sales, and (ii) reinsurance ceding expense allowances paid for policy administration services during the nine month period ended September 30, 2021.

General, administrative and other
General, administrative and other expenses were driven primarily by (i) employee compensation and benefits related expenses, (ii) third-party administrator policy servicing fees, and (iii) technology hardware and software related charges during the nine months ended September 30, 2021.
Other Unaudited Consolidated Results of Operations (GAAP Basis)

Income Tax Expense (Benefit)

For the nine months ended September 30, 2021, income tax expense was $1,161.7 million compared to $205.0 million in the prior period. The increase in the income tax expense was primarily due to (i) a higher level of fees, capital allocation-based income and investment income as described above earned from asset management operations and (ii) the inclusion of income taxes relating to Global Atlantic's insurance operations. Our effective tax rate under GAAP for the nine months ended September 30, 2021 was 9.2%. For a discussion of factors that impacted KKR's tax provision, see Note 17 "Income Taxes" to the financial statements included elsewhere in this report. The amount of U.S. corporate income taxes we pay in future periods may be materially increased if adverse tax laws become enacted. See “—Business Environment-- Economic and Market Conditions” in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Income (Loss) attributable to noncontrolling interests for the nine months ended September 30, 2021 relates primarily to net income (loss) attributable to (i) interests of KKR Holdings and other exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds and (iii) interests that co-investors and rollover investors hold in Global Atlantic. Net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2021 increased compared to the prior period primarily due to a higher level of net income generated during the nine months ended September 30, 2021, allocable to the holders of the noncontrolling interests.

Net Income (Loss) Attributable to KKR & Co. Inc.

    Net income (loss) attributable to KKR & Co. Inc. for the nine months ended September 30, 2021 increased compared to the prior period due primarily to (i) a higher level of net gains from investment activities, capital allocation-based income, and fees earned from the asset management operations during the nine months ended September 30, 2021 as described above and (ii) the acquisition of Global Atlantic, which was completed in February 2021. These increases were partially offset by accrued carried interest compensation and income tax expense, each as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis) (Unaudited)

    The following table provides the Unaudited Condensed Consolidated Statements of Financial Condition on a GAAP basis as of September 30, 2021 and December 31, 2020.

(Amounts in thousands, except per share amounts)
	As of	As of
	September 30, 2021	December 31, 2020

Assets
Asset Management
Cash and Cash Equivalents	$7,256,382	$6,507,874
Investments	89,908,570	69,274,715
Other Assets	4,197,822	4,023,913
	101,362,774	79,806,502
Insurance
Cash and Cash Equivalents	4,717,240	—
Investments	121,214,570	—
Other Assets	38,505,066	—
	164,436,876	—
Total Assets	$265,799,650	$79,806,502

Liabilities and Equity
Asset Management
Debt Obligations	$38,988,544	$33,423,596
Other Liabilities	9,214,442	5,582,990
	48,202,986	39,006,586
Insurance
Debt Obligations	2,162,591	—
Other Liabilities	158,376,520	—
	160,539,111	—
Total Liabilities	$208,742,097	$39,006,586

Redeemable Noncontrolling Interests	93,339	—

Stockholders' Equity
KKR & Co. Inc. Stockholders' Equity - Series A and B Preferred Stock	—	482,554
KKR & Co. Inc. Stockholders' Equity - Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	15,817,178	12,118,472
Noncontrolling Interests	40,031,244	27,083,098
Total Equity	56,964,214	40,799,916
Total Liabilities and Equity	$265,799,650	$79,806,502

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$27.13	$21.15

    KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $27.13 as of September 30, 2021, up from $21.15 as of December 31, 2020. The increase was primarily due to the net income attributable to KKR & Co. Inc. common stockholders during the nine months of 2021, partially offset by (i) unrealized losses on available-for-sale-securities from Global Atlantic that are recorded in other comprehensive income, (ii) dividends to common stockholders, and (iii) repurchases of common stock.

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(3.6) billion and $(4.1) billion during the nine months ended September 30, 2021 and 2020, respectively. These amounts primarily included: (i) investments purchased (asset management), net of proceeds from investments of $(7.1) billion and $(4.4) billion during the nine months ended September 30, 2021 and 2020, respectively, (ii) net realized gains (losses) on asset management investments of $1,533.0 million and $281.4 million during the nine months ended September 30, 2021 and 2020, respectively, (iii) change in unrealized gains (losses) on investments of $6.5 billion and $(0.5) billion during the nine months ended September 30, 2021 and 2020, respectively, (iv) capital allocation-based income (loss) of $5.7 billion and $0.9 billion during the nine months ended September 30, 2021 and 2020, respectively and (v) net realized gains (losses) on insurance operations of $(642.6) million during the nine months ended September 30, 2021. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(7.0) billion and $(0.1) billion during the nine months ended September 30, 2021 and 2020, respectively. Our investing activities included: (i) investments purchased (insurance), net of proceeds from investments of $(5.8) billion during the nine months ended September 30, 2021, (ii) acquisitions, net of cash acquired of $(473.8) million during the nine months ended September 30, 2021, (iii) the purchase of fixed assets of $(82.5) million and $(100.3) million during the nine months ended September 30, 2021 and 2020, respectively and (iv) development of oil and natural gas properties of $(11.1) million for the nine months ended September 30, 2020.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $16.1 billion and $6.9 billion during the nine months ended September 30, 2021 and 2020, respectively. Our financing activities primarily included: (i) contributions by, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $4.9 billion and $2.2 billion during the nine months ended September 30, 2021 and 2020, respectively, (ii) proceeds received net of repayment of debt obligations of $6.7 billion and $4.2 billion during the nine months ended September 30, 2021 and 2020, respectively, (iii) additions to, net of withdrawals from contractholder deposit funds of $5.1 billion during the nine months ended September 30, 2021, (iv) common stock dividends of $(246.7) million and $(220.5) million during the nine months ended September 30, 2021 and 2020, respectively; (v) net delivery of common stock of $(106.9) million and $(40.6) million during the nine months ended September 30, 2021 and 2020, respectively; (vi) repurchases of common stock of $(135.9) million and $(246.2) million during the nine months ended September 30, 2021 and 2020, respectively; (vii) Series A and B Preferred Stock dividends of $(19.2) million and $(25.0) million during the nine months ended September 30, 2021 and 2020, respectively; (viii) Series C Mandatory Convertible Preferred Stock dividends of $(51.8) million during the nine months ended September 30, 2021; (ix) private placement share issuance of $38.5 million during the nine months ended September 30, 2021 and (x) redemption of Series A and B Preferred Stock of $(500.0) million during the nine months ended September 30, 2021.

Analysis of Segment Operating Results

The following is a discussion of the results of our business on a segment basis for the three and nine months ended September 30, 2021 and 2020. You should read this discussion in conjunction with the information included under "—Key Non-GAAP Performance Measures and Other Operating Measures" and the financial statements and related notes included elsewhere in this report. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

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

Analysis of Asset Management Segment Operating Results

The following tables set forth information regarding KKR's Asset Management segment operating results and certain key capital metrics as of and for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Management Fees	$559,016	$369,442	$189,574
Transaction and Monitoring Fees, Net	249,670	201,086	48,584
Fee Related Performance Revenues	9,897	10,181	(284)
Fee Related Compensation	(184,224)	(170,220)	(14,004)
Other Operating Expenses	(104,772)	(86,472)	(18,300)
Fee Related Earnings	529,587	324,017	205,570
Realized Performance Income	432,784	224,020	208,764
Realized Performance Income Compensation	(274,955)	(157,885)	(117,070)
Realized Investment Income	447,565	260,415	187,150
Realized Investment Income Compensation	(67,142)	(56,803)	(10,339)
Asset Management Segment Operating Earnings	$1,067,839	$593,764	$474,075

Management Fees

The following table presents management fees by business line for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Management Fees
Private Markets	$385,692	$250,124	$135,568
Public Markets	173,324	119,318	54,006
Total Management Fees	$559,016	$369,442	$189,574

The increase in Private Markets management fees was primarily due to management fees earned from (i) North America Fund XIII, Global Infrastructure Investors IV, Health Care Strategic Growth Fund II, and Real Estate Partners Americas III, each of which entered their investment period in 2021 and (ii) Asian Fund IV, which entered its investment period in the third quarter of 2020. These increases were partially offset by a decrease in management fees earned by Americas Fund XII as a result of entering its post-investment period in the second quarter of 2021, and now earning fees based on capital invested rather than capital committed and at a lower fee rate.

The increase in Public Markets management fees was primarily attributable to (i) management fees earned from Global Atlantic, (ii) the issuance of new CLOs subsequent to September 30, 2020 and (iii) greater overall FPAUM at our opportunistic credit, direct lending, and dislocation opportunities strategies.

Transaction and Monitoring Fees, Net

The following table presents transaction and monitoring fees, net by business line for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Markets	$49,211	$42,566	$6,645
Public Markets	4,397	254	4,143
Capital Markets	196,062	158,266	37,796
Total Transaction and Monitoring Fees, Net	$249,670	$201,086	$48,584

Our Capital Markets business line earns transaction fees, which are not shared with fund investors. The increase in transaction fees was primarily due to an increase in the number and average size of capital markets transactions for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Overall, we completed 87 capital markets transactions for the three months ended September 30, 2021, of which 15 represented equity offerings and 72 represented debt offerings, as compared to 47 transactions for the three months ended September 30, 2020, of which 12 represented equity offerings and 35 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.

    Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the three months ended September 30, 2021, approximately 23% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 10% for the three months ended September 30, 2020. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the three months ended September 30, 2021, approximately 23% of our transaction fees were generated outside of North America as compared to approximately 78% for the three months ended September 30, 2020. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Our Private Markets and Public Markets business lines separately earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are required to share all or a portion of such fees with our fund investors.

The increase in Private Markets transaction and monitoring fees, net was primarily attributable to an increase in net transaction fees. During the three months ended September 30, 2021, there were 20 transaction fee-generating investments that paid an average fee of $10.4 million compared to 19 transaction fee-generating investments that paid an average fee of $7.0 million during the three months ended September 30, 2020. For the three months ended September 30, 2021, approximately 78% of these transaction fees were paid by companies in North America, 13% were paid from companies in Europe, and 9% of these transaction fees were paid from companies in the Asia-Pacific region. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments.

Fee Related Performance Revenues

The following table presents fee related performance revenues by business line for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Fee Related Performance Revenues
Private Markets	$1,568	$701	$867
Public Markets	8,329	9,480	(1,151)
Total Fee Related Performance Revenues	$9,897	$10,181	$(284)

Fee related performance revenues earned in our Private Markets and Public Markets business lines represent realized incentive fees that (i) are measured and received from an investment fund, vehicle or account on a recurring basis, and (ii) do not require the realization of the investments held by the investment fund, vehicle or account. These incentive fees are primarily earned from our BDC and our investment in KREF. Fee related performance revenues were slightly lower for the three months ended September 30, 2021 compared to the prior period.

Fee Related Compensation

The increase in fee related compensation for the three months ended September 30, 2021 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.

Other Operating Expenses

The increase in other operating expenses for the three months ended September 30, 2021 compared to the prior period was primarily due to a higher level of (i) placement fees related to capital raising activities and (ii) professional fees, information technology and other administrative costs in connection with the overall growth of the firm.

Fee Related Earnings

The increase in fee related earnings for the three months ended September 30, 2021 compared to the prior period was primarily due to a higher level of management fees and transaction fees, partially offset by a higher level of fee related compensation and other operating expenses, as described above.

Realized Performance Income

The following table presents realized performance income by business line for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Realized Performance Income
Private Markets	$413,114	$217,978	$195,136
Public Markets	19,670	6,042	13,628
Total Realized Performance Income	$432,784	$224,020	$208,764

	Three Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Private Markets
Americas Fund XII	$207,559	$—	$207,559
2006 Fund	81,356	55,846	25,510
North America Fund XI	72,313	42,807	29,506
Co-Investment Vehicles and Other	22,514	76,950	(54,436)
Next Generation Technology Growth Fund	18,160	13,964	4,196
Real Estate Partners Europe	11,212	—	11,212
European Fund IV	—	27,980	(27,980)
Asian Fund	—	431	(431)
Total Realized Carried Interest (1)	413,114	217,978	195,136

Incentive Fees	—	—	—
Total Realized Performance Income	$413,114	$217,978	$195,136

	Three Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Public Markets
Total Realized Carried Interest (1)	—	—	—

Incentive Fees	19,670	6,042	13,628
Total Realized Performance Income	$19,670	$6,042	$13,628
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.

Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.

Realized carried interest in our Private Markets business line for the three months ended September 30, 2021 consisted primarily of realized proceeds from the sales of our investments in The Bountiful Company (consumer products sector), Ingersoll Rand Inc. (NASDAQ: IR) and Academy Sports & Outdoors Inc. (NASDAQ: ASO).

Realized carried interest in our Private Markets business line for the three months ended September 30, 2020 consisted primarily of realized proceeds from the (i) sales of our investments in The Hut Group Limited and SoftwareOne Holding AG (technology sector) and (ii) dividends received from our investment in Epicor Software Corporation.

During the three months ended September 30, 2021 and September 30, 2020, there was no realized carried interest earned in our Public Markets business line.

Incentive fees earned in our Public Markets business line consist primarily of incentive fees earned from our hedge fund partnerships and certain incentive fee eligible leveraged credit accounts. The increase in incentive fees for the three months ended September 30, 2021 compared to the prior period was primarily attributable to a higher level of incentives earned from (i) certain incentive fee eligible leveraged credit accounts and (ii) our hedge fund partnerships as a result of investor redemptions.

Realized Performance Income Compensation

The increase in realized performance income compensation for the three months ended September 30, 2021 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.

Realized Investment Income

The following table presents realized investment income in our Principal Activities business line for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$389,837	$172,224	$217,613
Interest Income and Dividends	57,728	88,191	(30,463)
Total Realized Investment Income	$447,565	$260,415	$187,150
The increase in realized investment income is due to a higher level of net realized gains partially offset by a lower level of interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
    For the three months ended September 30, 2021, net realized gains were comprised of realized gains primarily from the sale of our Private Markets investments in Mr. Cooper Group Inc., FanDuel Inc., and The Bountiful Company. Partially offsetting these realized gains were realized losses related to certain alternative credit investments.
    For the three months ended September 30, 2020, net realized gains were comprised of realized gains primarily from the sale of our Private Markets investments in The Hut Group Limited, Ivalua SAS, and Fiserv, Inc. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on our investment in Yorktown Center (real estate).
    For the three months ended September 30, 2021, interest income and dividends were comprised of (i) $29.3 million of dividend income primarily from our real asset investments including our investment in KREF and (ii) $28.4 million of interest income from our Public Markets investments in CLOs.
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
    We expect realized performance income and realized investment income to be greater than $1.0 billion in the fourth quarter of 2021 relating to realized incentive fees from Marshall Wace, realized carried interest and realized investment income from completed, or signed and expected to be completed sales, partial sales or secondary sales subsequent to September 30, 2021 with respect to certain private equity portfolio companies and other investments. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including but not limited to regulatory approvals; there can be no assurance if or when any of these transactions will be completed.
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
For the quarter ended September 30, 2021, total fees attributable to KKR Capstone were $25.2 million, total expenses attributable to KKR Capstone were $18.5 million and income taxes and other income attributable to Capstone were $(0.3) million. For KKR Capstone-related adjustments in reconciling Asset Management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".

Realized Investment Income Compensation
The increase in realized investment income compensation for the three months ended September 30, 2021 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized investment income.
Other Operating and Capital Measures

The following table presents certain key operating and capital metrics as of September 30, 2021 and June 30, 2021:

	As of
	September 30, 2021	June 30, 2021	Change
	($ in millions)
Assets Under Management	$459,081	$428,948	$30,134
Fee Paying Assets Under Management	$349,079	$319,344	$29,735
Uncalled Commitments	$110,992	$112,130	$(1,138)

The following table presents one of our key capital metrics for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in millions)
Capital Invested	$24,415	$7,940	$16,475

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from June 30, 2021 to September 30, 2021:

($ in millions)
June 30, 2021	$233,575
New Capital Raised	10,616
Distributions and Other	(5,411)
Change in Value	8,802
September 30, 2021	$247,582

AUM for the Private Markets business line was $247.6 billion at September 30, 2021, an increase of $14.0 billion, compared to $233.6 billion at June 30, 2021.

The increase was primarily attributable to new capital raised by Global Atlantic, North America Fund XIII, and Real Estate Partners Americas III, and to a lesser extent, an increase in investment value from Asian Fund III, North America Fund XI and our core investment strategy. Partially offsetting these increases were distributions to fund investors, primarily as a result of realized proceeds, most notably from Americas Fund XII, North America Fund XI and 2006 Fund.
For the three months ended September 30, 2021, the value of our private equity investment portfolio increased 9%. This was comprised of an 11% increase in value of our privately held investments and a 2% increase in share prices of various publicly held or publicly indexed investments. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The most significant increase in value of our privately held investments related to Kokusai Electric Company (manufacturing), PetVet Care Centers, LLC, and Internet Brands, Inc. These increases in value were partially offset by decreases in value relating primarily to Magneti Marelli (industrial sector), Upfield (consumer products) and Monterra Energy (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, (iii) transactional activity related to new rounds of funding, and with respect to Kokusai Electric Company an increase in valuation reflecting an agreement to sell a minority stake in the company. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced from the impact of COVID-19 on the economic outlook and overall market environment.

The most significant increases in share prices of various publicly held or publicly indexed investments were increases in Max Healthcare Institute Limited (NSE: MAXHEALTH), Darktrace Limited, and ForgeRock, Inc. (NYSE: FORG). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which was a decrease in AppLovin Corporation (NASDAQ: APP), KnowBe4, Inc, (NASDAQ: KNBE) and BridgeBio Pharma, Inc. The prices of publicly held or publicly indexed companies may experience volatile changes following the reporting period.

For the three months ended September 30, 2020, the value of our private equity investment portfolio increased 12%. This was comprised of a 14% increase in value of our privately held investments and a 7% increase in share prices of various publicly held or publicly indexed investments. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The most significant increase in value of our privately held investments related to AppLovin Corporation, The Nature's Bounty Co., and Inkling Holdings LLC (media sector). These increases in value were partially offset by decreases in value relating primarily to Ticket Monster Inc. (technology sector), Novaria Group (industrial sector), and The Bay Clubs Company, LLC (hotels/leisure sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced from the impact of COVID-19 on the economic outlook and overall market environment.

The most significant increases in share prices of various publicly held or publicly indexed investments were increases in Fiserv, Inc., Ingersoll Rand Inc., and Max Healthcare Institute Limited. These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were decreases in Fujian Sunner Development Co. Ltd. (SZ: 002299) and Bharti Infratel (BHIN:IN).

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
Public Markets
The following table reflects the changes in our Public Markets AUM from June 30, 2021 to September 30, 2021:

($ in millions)
June 30, 2021	$195,372
New Capital Raised	17,655
Distributions and Other	(2,171)
Redemptions	(1,646)
Change in Value	2,289
September 30, 2021	$211,499
AUM in our Public Markets business line totaled $211.5 billion at September 30, 2021, an increase of $16.1 billion compared to $195.4 billion at June 30, 2021.

The increase was primarily attributable to new capital raised by Global Atlantic, certain leveraged credit investment funds and our hedge fund partnerships, and to a lesser extent, an increase in investment value across our credit portfolio and our hedge fund partnerships. Partially offsetting these increases were (i) distributions to fund investors as a result of realized proceeds at certain liquid and alternative credit funds, (ii) payments to Global Atlantic policyholders, and (iii) redemptions at our hedge fund partnerships.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from June 30, 2021 to September 30, 2021:

($ in millions)
June 30, 2021	$134,936
New Capital Raised	15,008
Distributions and Other	(1,924)
Change in Value	39
September 30, 2021	$148,060

FPAUM in our Private Markets business line was $148.1 billion at September 30, 2021, an increase of $13.2 billion, compared to $134.9 billion at June 30, 2021.

The increase was primarily attributable to new capital raised by Global Atlantic, North America Fund XIII, and Real Estate Partners Americas III. Partially offsetting this increase were distributions to fund investors, primarily as a result of realized proceeds, most notably from Americas Fund XII and 2006 Fund.

Uncalled capital commitments from Private Markets investment funds from which KKR is currently not earning management fees amounted to approximately $31.5 billion at September 30, 2021, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur and which may not occur for an extended period of time.  If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Public Markets
The following table reflects the changes in our Public Markets FPAUM from June 30, 2021 to September 30, 2021:

($ in millions)
June 30, 2021	$184,408
New Capital Raised	19,096
Distributions and Other	(2,827)
Redemptions	(1,646)
Change in Value	1,988
September 30, 2021	$201,019

FPAUM in our Public Markets business line was $201.0 billion at September 30, 2021, an increase of $16.6 billion, compared to $184.4 billion at June 30, 2021.

The increase was primarily attributable to new capital raised from Global Atlantic, certain alternative credit investment funds and our hedge fund partnerships, and to a lesser extent, an increase in investment value across our credit portfolio and our hedge fund partnerships. Partially offsetting these increases were (i) distributions to fund investors as a result of realized proceeds at certain alternative credit funds, (ii) payments to Global Atlantic policyholders, and (iii) redemptions at our hedge fund partnerships.

Uncalled capital commitments from Public Markets investment funds from which KKR is currently not earning management fees amounted to approximately $6.6 billion at September 30, 2021. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.9%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Uncalled Commitments

Private Markets

As of September 30, 2021, our Private Markets business line had $101.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $102.1 billion as of June 30, 2021. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new commitments from fund investors.

Public Markets

As of September 30, 2021, our Public Markets business line had $9.7 billion of remaining uncalled capital commitments that could be called for investments in new transactions, as compared to $10.0 billion as of June 30, 2021. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new commitments from fund investors.

Capital Invested
Private Markets Capital Invested
    For the three months ended September 30, 2021, Private Markets had $14.7 billion of capital invested as compared to $6.2 billion for the three months ended September 30, 2020. The increase was driven primarily by a $6.6 billion increase in capital invested in our real assets strategies and a $0.7 billion increase in capital invested in our private equity strategies (including core and growth equity (including impact) investments). Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the three months ended September 30, 2021, 75% of capital deployed in private equity (including core and growth equity (including impact) investments) was in transactions in North America, 13% was in the Asia-Pacific region, and 12% was in Europe.
Public Markets Capital Invested
For the three months ended September 30, 2021, Public Markets had $9.7 billion of capital invested as compared to $1.7 billion for the three months ended September 30, 2020. The increase was primarily due to (i) capital deployed under our investment management agreements with Global Atlantic's insurance companies and (ii) a higher level of capital deployed across our direct lending and dislocation opportunities strategies. During the three months ended September 30, 2021, 94% of capital deployed was in transactions in North America, 5% was in Europe, and 1% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results

The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the three months September 30, 2021:

Three Months Ended
September 30, 2021
($ in thousands)
Net Investment Income	$771,982
Net Cost of Insurance	(436,415)
General, Administrative and Other	(139,489)
Pre-tax Insurance Operating Earnings	196,078
Income Taxes	(9,046)
Net Income Attributable to Noncontrolling Interests	(72,043)
Insurance Segment Operating Earnings	$114,989

Insurance segment operating earnings

Insurance segment operating earnings were primarily driven by net investment income and stable net cost of insurance.

Net investment income

Net investment income was primarily driven by (i) insurance segment investments and the effective book yield (as determined, in part, by the allocated fair value of the investment portfolio as of the GA Acquisition Date), and (ii) variable investment income from net realized gains from the sale of equity investments. Average insurance segment investments were primarily driven by net inflows of assets from block reinsurance transactions and funding agreement issuances. The impact of higher asset balances were partially offset by lower income primarily due to elevated cash levels during the quarter related to recent reinsurance transactions pending reinvestment.
Net cost of insurance
Net cost of insurance was driven primarily by stable liability performance across in-force and new business, including favorable adjustments to reserves and policy acquisition costs resulting from higher reserves and insurance intangibles established as part of the purchase accounting for the GA Acquisition, and the favorable impact of assumption review (as described in “ –Consolidated Results of Operations (GAAP Basis) – Insurance (Unaudited)” above).
General, administrative and other expenses

General and administrative expenses were driven by (i) employee compensation and benefits related expenses, (ii) policy servicing fees, and (iii) technology-related charges.
Income taxes

Insurance segment income tax expense reflects the annual estimated effective tax rate for the insurance segment on an operating basis, including the benefit of investment tax credits recognized in the three months ended September 30, 2021.
Net Income attributable to non-controlling interests

Income attributable to non-controlling interests represent the portion of the insurance segment adjusted operating earnings held by rollover and co-investors in Global Atlantic.

Analysis of Non-GAAP Performance Measures

The following is a discussion of our Non-GAAP performance measures for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$1,067,839	$593,764	$474,075
Insurance Segment Operating Earnings	114,989	—	114,989
Distributable Operating Earnings	1,182,828	593,764	589,064

Interest Expense	(63,446)	(54,458)	(8,988)
Preferred Dividends	(2,519)	(8,341)	5,822
Net Income Attributable to Noncontrolling Interests	(6,072)	(2,709)	(3,363)
Income Taxes Paid	(185,645)	(75,413)	(110,232)
After-tax Distributable Earnings	$925,146	$452,843	$472,303

Distributable Operating Earnings
The increase in distributable operating earnings for the three months ended September 30, 2021 compared to the prior period is primarily due to a higher level of Asset Management segment operating earnings and the addition of our Insurance segment operating earnings in connection with the Global Atlantic acquisition. For a discussion of the Asset Management and Insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results and Analysis of Insurance Segment Operating Results."

Interest Expense
    For the three months ended September 30, 2021 and 2020, interest expense relates primarily to the senior notes outstanding for KKR and KFN.
The increase in interest expense for the three months ended September 30, 2021 compared to the prior period is due primarily to note issuances subsequent to September 30, 2020.
Income Taxes Paid
    The increase in income taxes paid for the three months ended September 30, 2021 compared to the prior period was primarily due to the higher level of total distributable operating earnings.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the three months ended September 30, 2021 compared to the prior period was due primarily to a higher level of distributable operating earnings, partially offset by an increase in income taxes paid and interest expense, as described above.

The amount of the tax benefit from equity-based compensation included in income taxes paid for the three months ended September 30, 2021 and 2020 was $9.5 million and $9.7 million, respectively, and its inclusion in After-tax Distributable Earnings had the effect of increasing this measure by 1% and 2%, respectively.

Analysis of Asset Management Segment Operating Results

The following tables set forth information regarding KKR's Asset Management segment operating results and certain key capital metrics as of and for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Management Fees	$1,478,878	$1,042,634	$436,244
Transaction and Monitoring Fees, Net	645,108	380,415	264,693
Fee Related Performance Revenues	34,760	27,869	6,891
Fee Related Compensation	(485,760)	(342,417)	(143,343)
Other Operating Expenses	(309,483)	(247,046)	(62,437)
Fee Related Earnings	1,363,503	861,455	502,048
Realized Performance Income	1,222,403	934,018	288,385
Realized Performance Income Compensation	(797,965)	(599,753)	(198,212)
Realized Investment Income	1,277,701	495,904	781,797
Realized Investment Income Compensation	(191,663)	(85,646)	(106,017)
Asset Management Segment Operating Earnings	$2,873,979	$1,605,978	$1,268,001

Management Fees

The following table presents management fees by business line for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Management Fees
Private Markets	$990,956	$696,076	$294,880
Public Markets	487,922	346,558	141,364
Total Management Fees	$1,478,878	$1,042,634	$436,244

The increase in Private Markets management fees was primarily due to management fees earned from (i) North America Fund XIII, Global Infrastructure Investors IV, and Health Care Strategic Growth Fund II, each of which entered its investment period in 2021 and (ii) Asian Fund IV, which entered its investment period in the third quarter of 2020. These increases were partially offset by a decrease in management fees earned from Asian Fund III and Americas Fund XII as a result of entering their post-investment periods in the third quarter of 2020 and second quarter of 2021, respectively, with both now earning fees based on capital invested rather than capital committed and at a lower fee rate.

The increase in Public Markets management fees was primarily attributable to (i) management fees earned from Global Atlantic during the period February 1, 2021 through September 30, 2021, (ii) the issuance of new CLOs subsequent to September 30, 2020 and (iii) greater overall FPAUM at our opportunistic credit, direct lending and dislocation opportunities strategies.

Transaction and Monitoring Fees, Net

The following table presents transaction and monitoring fees, net by business line for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Markets	$109,339	$90,473	$18,866
Public Markets	8,569	2,055	6,514
Capital Markets	527,200	287,887	239,313
Total Transaction and Monitoring Fees, Net	$645,108	$380,415	$264,693

Our Capital Markets business line earns transaction fees, which are not shared with fund investors. The increase in transaction fees was primarily due to an increase in the number and average size of capital markets transactions for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Overall, we completed 225 capital markets transactions for the nine months ended September 30, 2021, of which 41 represented equity offerings and 184 represented debt offerings, as compared to 125 transactions for the nine months ended September 30, 2020, of which 21 represented equity offerings and 104 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.

    Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the nine months ended September 30, 2021, approximately 25% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 22% for the nine months ended September 30, 2020. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the nine months ended September 30, 2021, approximately 36% of our transaction fees were generated outside of North America as compared to approximately 59% for the nine months ended September 30, 2020. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Our Private Markets and Public Markets business lines separately earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are required to share all or a portion of such fees with our fund investors.

The increase in Private Markets transaction and monitoring fees, net was primarily attributable to an increase in net transaction fees. During the nine months ended September 30, 2021, there were 69 transaction fee-generating investments that paid an average fee of $5.5 million compared to 48 transaction fee-generating investments that paid an average fee of $4.9 million during the nine months ended September 30, 2020. For the nine months ended September 30, 2021, approximately 63% of these transaction fees were paid by companies in North America, 19% were paid from companies in the Asia-Pacific region, and 18% of these transaction fees were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments.

Fee Related Performance Revenues

The following table presents fee related performance revenues by business line for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Fee Related Performance Revenues
Private Markets	$4,821	$2,723	$2,098
Public Markets	29,939	25,146	4,793
Total Fee Related Performance Revenues	$34,760	$27,869	$6,891

Fee related performance revenues earned in our Private Markets and Public Markets business lines represent realized incentive fees that (i) are measured and received from an investment fund, vehicle or account on a recurring basis, and (ii) do not require the realization of the investments held by the investment fund, vehicle or account. These incentive fees are primarily earned from our BDC and our investment in KREF. The increase was primarily due to a higher level of investment income at these incentive fee earning investment funds during the nine months ended September 30, 2021 as compared to the prior period.

Fee Related Compensation

The increase in fee related compensation for the nine months ended September 30, 2021 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.

Other Operating Expenses

The increase in other operating expenses for the nine months ended September 30, 2021 compared to the prior period is primarily due to a higher level of (i) placement fees related to capital raising activities and (ii) professional fees and other administrative costs in connection with the overall growth of the firm.

Fee Related Earnings

The increase in fee related earnings for the nine months ended September 30, 2021 compared to the prior period is primarily due to a higher level of management fees and transaction fees, partially offset by a higher level of fee related compensation and operating expenses, as described above.

Realized Performance Income

The following table presents realized performance income by business line for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Realized Performance Income
Private Markets	$1,169,766	$889,334	$280,432
Public Markets	52,637	44,684	7,953
Total Realized Performance Income	$1,222,403	$934,018	$288,385

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Private Markets
North America Fund XI	$365,772	$165,202	$200,570
2006 Fund	215,741	113,555	102,186
Americas Fund XII	207,559	—	207,559
Asian Fund III	110,515	46,347	64,168
Core Investment Vehicles	80,937	57,484	23,453
Co-Investment Vehicles and Other	71,535	88,263	(16,728)
European Fund IV	43,976	134,853	(90,877)
Global Infrastructure Investors II	36,215	148,882	(112,667)
Next Generation Technology Growth Fund	18,160	13,964	4,196
Real Estate Partners Europe	14,690	—	14,690
Global Infrastructure Investors	3,037	54,729	(51,692)
European Fund III	353	—	353
Asian Fund II	—	60,647	(60,647)
Real Estate Partners Americas	—	4,977	(4,977)
Asian Fund	—	431	(431)
Total Realized Carried Interest (1)	1,168,490	889,334	279,156

Incentive Fees	1,276	—	1,276
Total Realized Performance Income	$1,169,766	$889,334	$280,432

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Public Markets
Other Alternative Credit Vehicles	$15,336	$25,740	$(10,404)
Mezzanine Partners	—	9,900	(9,900)
Total Realized Carried Interest (1)	15,336	35,640	(20,304)

Incentive Fees	37,301	9,044	28,257
Total Realized Performance Income	$52,637	$44,684	$7,953
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.

Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.

Realized carried interest in our Private Markets business line for the nine months ended September 30, 2021 consisted primarily of realized proceeds from the sales of our investments in The Bountiful Company, Ingersoll Rand Inc., Academy Sports & Outdoors Inc. and Endeavor Group Holdings, Inc. (NASDAQ: EDR).

Realized carried interest in our Private Markets business line for the nine months ended September 30, 2020 consisted primarily of realized proceeds from the sales of our investments in Deutsche Glasfaser (telecom sector), Privilege Underwriters, Inc. (financial services sector), LGC Science Group Limited (health care sector), The Hut Group Limited and SoftwareOne Holding AG.

Realized carried interest in our Public Markets business line decreased for the nine months ended September 30, 2021 compared to the prior period as a result of a lower level of realization activity at our alternative credit investment funds that are eligible to pay carry.

Incentive fees earned in our Public Markets business line consist primarily of incentive fees earned from our hedge fund partnerships and certain incentive fee eligible leveraged credit accounts. The increase in incentive fees for the nine months ended September 30, 2021 compared to the prior period was primarily attributable to a higher level of incentive fees earned from (i) our hedge fund partnerships due to investor redemptions and (ii) certain incentive fee eligible leveraged credit accounts.

Realized Performance Income Compensation

The increase in realized performance income compensation for the nine months ended September 30, 2021 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.

Realized Investment Income

The following table presents realized investment income in our Principal Activities business line for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$1,026,310	$215,430	$810,880
Interest Income and Dividends	251,391	280,474	(29,083)
Total Realized Investment Income	$1,277,701	$495,904	$781,797
The increase in realized investment income is due to a higher level of net realized gains partially offset by a lower level of interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and our subsidiaries, which can vary from period to period.
    For the nine months ended September 30, 2021, net realized gains were comprised of realized gains primarily from the sale of our Private Markets investments in FanDuel Inc., Mr. Cooper Group Inc., Fiserv, Inc., The Bountiful Company, and BridgeBio Pharma Inc. Partially offsetting these realized gains were realized losses related to certain hedging instruments.
    For the nine months ended September 30, 2020, net realized gains were comprised of realized gains primarily from the sale of our Private Markets investments in The Hut Group Limited, Deutsche Glasfaser, Ivalua SAS, Fiserv, Inc. and BridgeBio Pharma, Inc. Partially offsetting these realized gains were realized losses, the most significant of which were realized losses on our investment in LCI Helicopters Limited, Yorktown Center and various alternative credit strategy investments.
    For the nine months ended September 30, 2021, interest income and dividends were comprised of (i) $140.3 million of dividend income primarily from distributions received from our real estate investments, including our investment in KREF, as well as dividends received from our Private Markets investments in Kokusai Electric Corporation, Internet Brands, Inc. (technology sector) and US Foods Holding Corp. (NYSE: USFD) and (ii) $111.1 million of interest income primarily from our Public Markets investments in CLOs and to a lesser extent our cash balances and other credit investments.
    For the nine months ended September 30, 2020, interest income and dividends were comprised of (i) $178.8 million of dividend income primarily from our investments in Fiserv, Inc. and Epicor Software Corporation along with distributions received from our real assets investments and (ii) $101.7 million of interest income from our investments in CLOs and other credit investments. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
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

For the nine months ended September 30, 2021, total fees attributable to KKR Capstone were $66.3 million, total expenses attributable to KKR Capstone were $53.7 million, and income taxes and other income attributable to Capstone were $(1.2) million. For KKR Capstone-related adjustments in reconciling Asset Management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
Realized Investment Income Compensation
The increase in realized investment income compensation for the nine months ended September 30, 2021 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized investment income.
Other Operating and Capital Measures

The following table presents certain key operating and capital metrics as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020	Change
	($ in millions)
Assets Under Management	$459,081	$251,679	$207,402
Fee Paying Assets Under Management	$349,079	$186,217	$162,862
Uncalled Commitments	$110,992	$66,960	$44,032

The following table presents one of our key capital metrics for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in millions)
Capital Invested	$49,833	$19,681	$30,151

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2020 to September 30, 2021:

($ in millions)
December 31, 2020	$148,689
New Capital Raised	69,932
Acquisition of Global Atlantic (1)	12,012
Distributions and Other	(14,218)
Change in Value	31,167
September 30, 2021	$247,582
(1)Reflects the AUM of Global Atlantic at February 1, 2021.

AUM for the Private Markets business line was $247.6 billion at September 30, 2021, an increase of $98.9 billion, compared to $148.7 billion at December 31, 2020.

The increase was primarily attributable to (i) new capital raised from North America Fund XIII, Global Infrastructure Investors IV, and our core investment strategy, (ii) assets we now manage under our investment management agreements with Global Atlantic's insurance companies and (iii) an increase in investment value from Americas Fund XII, Asian Fund III and our core investment strategy. Partially offsetting these increases were distributions to fund investors, primarily as a result of realized proceeds, most notably from Americas Fund XII, North America Fund XI, and 2006 Fund.
For the nine months ended September 30, 2021, the value of our private equity investment portfolio increased by 38%. This was comprised of a 60% increase in share prices of various publicly held or publicly indexed investments and a 31% increase in value of our privately held investments. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

The most significant increases in share prices of various publicly held or publicly indexed investments were increases in AppLovin Corporation, Max Healthcare Institute Limited, and J.B. Chemicals and Pharmaceuticals Limited (NSE: JBCP). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which was Fiserv, Inc. The prices of publicly held or publicly indexed companies may experience volatile changes following the reporting period.
The most significant increases in value of our privately held investments related to increases in Kokusai Electric Corporation, PetVet Care Centers, LLC, and Internet Brands, Inc. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Magneti Marelli, Upfield, and Channel Control Merchants (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, (iii) transactional activity related to new rounds of funding, and with respect to Kokusai Electric Corporation, an increase in valuation reflecting an agreement to sell a minority stake in the company. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by the impact of COVID-19 on the economic outlook and overall market environment.
For the nine months ended September 30, 2020, the value of our private equity investment portfolio increased 7%. This was comprised of a 13% increase in value of our privately held investments and a 10% decrease in share prices of various publicly held or publicly indexed investments. See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.
The most significant increases in value of our privately held investments related to increases in AppLovin Corporation, Internet Brands, Inc., and Inkling Holdings LLC. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Magneti Marelli, Ramky Enviro Engineers Limited (industrial sector), and Envision Healthcare Corporation (healthcare sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by the impact of COVID-19 on the economic outlook and overall market environment.
The most significant decreases in share prices of various publicly held or publicly indexed investments were decreases in Fiserv, Inc., Ingersoll Rand Inc., and BrightView Holdings Inc. These decreases were partially offset by increases in share prices of various publicly held investments, the most significant of which was Focus Financial Partners, LLC (NASDAQ: FOCS).
Public Markets
The following table reflects the changes in our Public Markets AUM from December 31, 2020 to September 30, 2021:

($ in millions)
December 31, 2020	$102,990
New Capital Raised	31,767
Acquisition of Global Atlantic (1)	85,491
Distributions and Other	(7,802)
Redemptions	(7,114)
Change in Value	6,168
September 30, 2021	$211,499
(1)Reflects the AUM of Global Atlantic at February 1, 2021.

AUM in our Public Markets business line totaled $211.5 billion at September 30, 2021, an increase of $108.5 billion compared to AUM of $103.0 billion at December 31, 2020.

The increase was primarily attributable to (i) assets we now manage under our investment management agreements with Global Atlantic's insurance companies, (ii) new capital raised from Global Atlantic since February 1, 2021, CLO issuances, and our hedge fund partnerships and (iii) to a lesser extent, an increase in investment value across our credit portfolio and our hedge fund partnerships. Partially offsetting these increases were (i) distributions to fund investors as a result of realized proceeds at certain liquid and alternative credit funds, (ii) payments made to Global Atlantic policyholders, and (iii) redemptions at our hedge fund partnerships.

See also "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2020 to September 30, 2021:

($ in millions)
December 31, 2020	$94,196
New Capital Raised	52,442
Acquisition of Global Atlantic (1)	12,012
Distributions and Other	(5,659)
Net Changes in Fee Base of Certain Funds	(5,398)
Change in Value	467
September 30, 2021	$148,060
(1)Reflects the FPAUM of Global Atlantic at February 1, 2021.

FPAUM in our Private Markets business line was $148.1 billion at September 30, 2021, an increase of $53.9 billion, compared to $94.2 billion at December 31, 2020.

The increase was primarily attributable to (i) new capital raised from North America Fund XIII, Global Infrastructure Investors IV, and Global Atlantic since February 1, 2021 and (ii) assets we now manage under our investment management agreements with Global Atlantic. These increases were partially offset by (i) net changes in the fee base of Global Infrastructure Investors III, Americas Fund XII and Health Care Strategic Growth Fund I as a result of these funds entering their post-investment periods, during which we earn fees on invested capital rather than committed capital, and (ii) distributions to fund investors, primarily as a result of realized proceeds, most notably from 2006 Fund, Americas Fund XII, and Global Infrastructure Investors II.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from December 31, 2020 to September 30, 2021:

($ in millions)
December 31, 2020	$92,021
New Capital Raised	33,572
Acquisition of Global Atlantic (1)	85,491
Distributions and Other	(9,104)
Redemptions	(5,515)
Change in Value	4,554
September 30, 2021	$201,019
(1)Reflects the FPAUM of Global Atlantic at February 1, 2021.

FPAUM in our Public Markets business line was $201.0 billion at September 30, 2021, an increase of $109.0 billion compared to $92.0 billion at December 31, 2020.

The increase was primarily due to (i) assets we now manage under our investment management agreements with Global Atlantic's insurance companies, (ii) new capital raised from Global Atlantic since February 1, 2021, CLO issuances, and our alternative credit funds and (iii) to a lesser extent, an increase in investment value as a whole in our credit portfolio and our hedge fund partnerships. Partially offsetting these increases were (i) distributions to fund investors as a result of realized proceeds at certain liquid and alternative credit funds and (ii) payments made to Global Atlantic policyholders.

See "—Business Environment" for more details on the potential adverse effects of COVID-19 on our business, financial performance, operating results and valuations.

Uncalled Commitments
Private Markets
As of September 30, 2021, our Private Markets business line had $101.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $56.6 billion as of December 31, 2020. The increase was primarily attributable to new commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Public Markets
As of September 30, 2021, our Public Markets business line had $9.7 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $10.3 billion as of December 31, 2020. The decrease was primarily attributable to capital called from fund investors to make investments, which was partially offset by new commitments from fund investors.
Capital Invested
Private Markets Capital Invested
    For the nine months ended September 30, 2021, Private Markets had $27.0 billion of capital invested as compared to $13.2 billion for the nine months ended September 30, 2020. The increase was driven primarily by a $11.7 billion increase in capital invested in our real assets strategies, and a $0.9 billion increase in capital invested in our private equity strategies (including core and growth equity (including impact) investments). Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods. During the nine months ended September 30, 2021, 64% of capital deployed in private equity (including core and growth equity (including impact) investments) was in transactions in North America, 24% was in the Asia-Pacific region, and 12% was in Europe.
Public Markets Capital Invested
    For the nine months ended September 30, 2021, Public Markets had $22.8 billion of capital invested as compared to $6.5 billion for the nine months ended September 30, 2020. The increase was primarily due to (i) capital deployed under our investment management agreements with Global Atlantic's insurance companies and (ii) a higher level of capital deployed across our direct lending and dislocation opportunities strategies. During the nine months ended September 30, 2021, 90% of capital deployed was in transactions in North America, 9% was in Europe and 1% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results

The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the nine months ended September 30, 2021:

Nine Months Ended
September 30, 2021
($ in thousands)
Net Investment Income	$1,977,383
Net Cost of Insurance	(1,076,566)
General, Administrative and Other	(338,325)
Pre-tax Insurance Operating Earnings	562,492
Income Taxes	(63,148)
Net Income Attributable to Noncontrolling Interests	(193,570)
Insurance Segment Operating Earnings	$305,774

Insurance segment operating earnings

Insurance segment operating earnings were primarily driven by net investment income and stable net cost of insurance.
Net investment income

Net investment income was primarily driven by (i) insurance segment investments and the effective book yield (as determined, in part, by the allocated fair value of the investment portfolio as of the closing date of the Global Atlantic acquisition), and (ii) variable investment income from net realized gains primarily from the sale of equity investments and a partnership interest in Talcott Resolution, an insurance holding company. Average insurance segment investments were primarily driven by net inflows of assets from the individual markets and institutional channels. The impact of higher asset balances were partially offset by lower income primarily due to elevated cash levels during the quarter related to recent reinsurance transactions pending reinvestment.

Net cost of insurance
Net cost of insurance was driven primarily by stable liability performance across in-force and new business, including favorable adjustments to reserves and policy acquisition costs resulting from higher reserves and insurance intangibles established as part of the purchase accounting for the GA Acquisition and the impact of assumption review (as described in “ –Consolidated Results of Operations (GAAP Basis) – Insurance (Unaudited)” above).
General, administrative and other expenses

General and administrative expenses were driven by (i) employee compensation and benefits related expenses, (ii) policy servicing fees, and (iii) technology-related charges.
Income taxes

Insurance segment income tax expense reflects the annual estimated effective tax rate for the insurance segment on an operating basis, including the benefit of investment tax credits.
Net Income attributable to non-controlling interests

Income attributable to non-controlling interests represent the portion of the insurance segment adjusted operating earnings held by rollover and co-investors in Global Atlantic.

Analysis of Non-GAAP Performance Measures

The following is a discussion of our Non-GAAP performance measures for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$2,873,979	$1,605,978	$1,268,001
Insurance Segment Operating Earnings	305,774	—	305,774
Distributable Operating Earnings	3,179,753	1,605,978	1,573,775

Interest Expense	(185,100)	(152,676)	(32,424)
Preferred Dividends	(19,201)	(25,023)	5,822
Net Income Attributable to Noncontrolling Interests	(14,678)	(4,800)	(9,878)
Income Taxes Paid	(449,814)	(198,763)	(251,051)
After-tax Distributable Earnings	$2,510,960	$1,224,716	$1,286,244

Distributable Operating Earnings
The increase in distributable operating earnings for the nine months ended September 30, 2021 compared to the prior period is primarily due to a higher level of Asset Management segment operating earnings and the addition of our Insurance segment operating earnings in connection with the Global Atlantic acquisition. For a discussion of the Asset Management and Insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results and Analysis of Insurance Segment Operating Results."

Interest Expense
    For the nine months ended September 30, 2021 and 2020, interest expense relates primarily to the senior notes outstanding for KKR and KFN.
The increase in interest expense for the nine months ended September 30, 2021 compared to the prior period is due primarily to new note issuances subsequent to September 30, 2020.
Income Taxes Paid
    The increase in income taxes paid for the nine months ended September 30, 2021 compared to the prior period was primarily due to a higher level of distributable operating earnings.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the nine months ended September 30, 2021 compared to the prior period was due primarily to a higher level of distributable operating earnings, partially offset by an increase in income taxes paid and interest expense, as discussed above.

The amount of the tax benefit from equity-based compensation included in income taxes paid for nine months ended September 30, 2021 and 2020 was $89.2 million and $36.2 million, respectively, and its inclusion in After-tax Distributable Earnings had the effect of increasing this measure by 4% and 3%, respectively.

Book Value
The following table presents information of our calculation of book value as of September 30, 2021 and December 31, 2020:

		As of
		September 30, 2021	December 31, 2020
		($ in thousands)

(+)	Cash and Short-term Investments	$4,863,093	$5,961,083
(+)	Investments	17,550,055	14,991,914
(+)	Net Unrealized Carried Interest (1)	4,865,719	2,625,935
(+)	Other Assets (2)	4,574,706	4,198,641
(+)	Global Atlantic Book Value	3,260,464	—

(-)	Debt Obligations - KKR (excluding KFN and Global Atlantic)	5,117,799	4,688,460
(-)	Debt Obligations - KFN	948,517	948,517
(-)	Tax Liabilities, Net	2,831,305	485,966
(-)	Other Liabilities	1,433,365	857,764
(-)	Noncontrolling Interests	28,568	29,510
(-)	Preferred Stock	—	500,000

	Book Value	$24,754,483	$20,267,356

	Book Value Per Adjusted Share	$28.06	$23.09
	Adjusted Shares	882,099,519	877,613,164
(1)The following table provides net unrealized carried interest by business line:

	As of
	September 30, 2021	December 31, 2020
	($ in thousands)
Private Markets Business Line	$4,769,184	$2,560,101
Public Markets Business Line	96,535	65,834
Total	$4,865,719	$2,625,935
(2)Other Assets include KKR's ownership interest in FS/KKR Advisor and minority ownership interests in hedge fund partnerships.
Book value per adjusted share increased 22% from December 31, 2020. The increase was primarily attributable to (i) the net appreciation in the value of our investment portfolio, including investment income from investments held by KKR as well as carried interest from investments held through investment funds, including KKR's private equity, real assets and alternative credit funds, where KKR is entitled to earn carried interest and (ii) after-tax distributable earnings during the period. Partially offsetting this increase was (i) the payment of dividends and the repurchases of our common stock during the period and (ii) an adjustment to book value to reflect the implied amount of (1) tax assets and liabilities attributable to KKR Holdings L.P. as if it was subject to corporate income taxes (this adjustment was not applied to prior periods, but had this adjustment been made as of December 31, 2020, book value would have been reduced by $459 million as of such date) and (2) the recognition of deferred tax liabilities relating to certain assets of KKR Group Partnership L.P. that is expected to occur upon the completion of the mergers contemplated by the previously announced Reorganization Agreement. The impact of this adjustment was a reduction to book value of $1,508 million as of September 30, 2021.
With respect to book value relating to the Asset Management business, for the nine months ended September 30, 2021, the value of the Asset Management segment balance sheet portfolio increased 28% and KKR's overall private equity portfolio increased by 38%. The increases in KKR's Asset Management segment balance sheet portfolio and net unrealized carried interest was primarily due to mark-to-market net investment gains. For a further discussion, see "—Unaudited Consolidated Results of Operations (GAAP Basis) - Asset Management—Unrealized Gains and Losses from Investment Activities." For a discussion of the changes in KKR's private equity portfolio, see "—Analysis of Asset Management Segment Operating Results—Assets Under Management." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Performance Measures— After-tax Distributable Earnings" and for more details on factors that impact our business, financial performance, operating results and valuations, see "—Business Environment."

The following table presents the holdings of our investments in Asset Management by asset class as of September 30, 2021 on a segment basis. To the extent investments are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs. For example, we have recognized certain net unrealized losses in our credit investment portfolio held at our India debt finance company, of which we own 50.3% of its equity as of September 30, 2021. As of September 30, 2021, KKR’s 50.3% interest in our India debt finance company had a cost basis of approximately $164 million, comprised of invested capital of $100 million plus reinvested earnings. If the value of our investment is ultimately realized at the current carrying value of $56 million, future realized investment losses of approximately $108 million would be recognized on a segment basis based on valuations as of September 30, 2021, which would reduce after-tax distributable earnings in future periods.

	As of September 30, 2021
	($ in thousands)
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity	$1,860,504	$4,591,380	26.2%
Core Private Equity	2,356,636	4,847,983	27.6%
Growth	228,460	1,416,671	8.1%
Private Equity, Core & Growth Total	4,445,600	10,856,034	61.9%

Energy	787,750	897,941	5.1%
Real Estate	1,414,660	1,767,321	10.1%
Infrastructure	587,560	742,372	4.2%
Real Assets Total	2,789,970	3,407,634	19.4%

Leveraged Credit	980,528	997,977	5.7%
Alternative Credit	738,854	847,157	4.8%
Credit Total	1,719,382	1,845,134	10.5%

Other	1,501,077	1,441,253	8.2%

Total Investments	$10,456,029	$17,550,055	100.0%

	September 30, 2021
	($ in thousands)
Significant Investments: (2)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
PetVet Care Centers, LLC	$243,188	$1,094,448	6.2%
USI, Inc.	531,425	1,094,058	6.2%
Fiserv, Inc. (NASDAQ: FISV)	448,516	992,459	5.7%
Heartland Dental, LLC	320,626	769,573	4.4%
BridgeBio Pharma, Inc. (NASDAQ: BBIO)	42,580	561,661	3.2%
Total Significant Investments	1,586,335	4,512,199	25.7%

Other Investments	8,869,694	13,037,856	74.3%
Total Investments	$10,456,029	$17,550,055	100.0%

(1)Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority ownership of subsidiaries that operate KKR's asset management, broker-dealer and other businesses, including the general partner interests of KKR's investment funds and the Global Atlantic insurance companies. Investments presented are principally the assets measured at fair value that are held by KKR's asset management segment, which, among other things, does not include the underlying investments held by Global Atlantic and Marshall Wace.
(2)Significant Investments include the top five investments based on their fair values as of September 30, 2021. Significant Investments exclude (i) investments expected to be syndicated, (ii) investments expected to be transferred in connection with a new fundraising, and (iii) investments in funds and other entities that are owned by one or more third parties and established for the purpose of making investments. Accordingly, this list of Significant Investments should not be relied upon as a substitute for information about the asset class exposure of KKR's balance sheet. For information about the asset class exposure of KKR's balance sheet see "—Our Business—Principal Activities" for the "Holdings by Asset Class" pie chart. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

With respect to KKR's book value relating to its insurance business, KKR includes Global Atlantic's book value, which consists of KKR's pro rata equity interest in Global Atlantic on a GAAP basis, excluding (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance embedded derivative balances and related assets, net of deferred acquisition costs and income tax. KKR believes this presentation of Global Atlantic's book value is comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic's industry. As of September 30, 2021, Global Atlantic Book Value was $3.3 billion. For more information about the composition and credit quality of Global Atlantic's investments on a consolidated basis, please see "--Global Atlantic's Investment Portfolio" below.
Global Atlantic's Investment Portfolio
As of September 30, 2021, 98% and 90% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC") and nationally recognized statistical rating organizations ("NRSROs"), respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of September 30, 2021 were Corporate, RMBS and U.S. state, municipal and political subdivisions securities, comprising 34%, 7% and 4% of Global Atlantic's investment portfolio, respectively. Within these categories, 97%, 95% and 100% of Global Atlantic's Corporate, RMBS and U.S. state, municipal and political subdivisions securities, respectively, were investment grade according to NAIC ratings and 97%, 39% and 100% of its Corporate, RMBS and U.S. state, municipal and political subdivisions securities, respectively, were investment grade according to NRSRO ratings as of September 30, 2021. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's AFS fixed maturity portfolio consisting of floating rate assets was 33% as of September 30, 2021.
Within the funds withheld receivable at interest portfolio 97% of the fixed maturity securities were investment grade by NAIC designation as of September 30, 2021.
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
Substantially all of the AFS fixed maturity securities portfolio, 98% as of September 30, 2021, was invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 2% as of September 30, 2021. Pursuant to Global Atlantic's investment guidelines, it actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.
As of September 30, 2021, the non-rated AFS fixed-maturity securities include $31.9 million of private placement securities for which Global Atlantic has not sought individual ratings from the NRSROs.

Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of September 30, 2021, 61% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities.
As of September 30, 2021, 97% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade, and 97% is rated NRSROs investment grade.
Residential mortgage-backed securities
As of September 30, 2021, 12% of the AFS fixed maturity securities portfolio was invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, we would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.
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
As of September 30, 2021, 93% of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 designation. As of September 30, 2021, Alt-A, Option ARM, Re-Performing and Sub-prime represent 39%, 25%, 14% and 11% of the total RMBS portfolio ($8.1 billion), respectively.
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
As of September 30, 2021, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $50.0 million based on NRSRO rating and $13.6 million based on NAIC ratings.
Mortgage and other loan receivables - Credit quality indicators
Mortgage and other loan receivables consist of commercial and residential mortgage loans, and other loan receivables. As of September 30, 2021, 21% of Global Atlantic's total investments consisted of mortgage and other loan receivables. Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine real estate loans, residential mortgage loans, consumer loans, and other loan receivables.
Global Atlantic's commercial mortgage loans may also be rated based on NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of September 30, 2021, 95% of the commercial mortgage loan portfolio was rated investment grade based on NAIC designation. 100% of the commercial mortgage loan portfolio is in current status.
As of September 30, 2021, 95% of the residential mortgage loan portfolio is in current status, and approximately $197.7 million is over 90 days past due (representing 3% of the total residential mortgage portfolio).
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

The weighted average loan-to-value ratio for residential mortgage loans was 73% as of September 30, 2021.
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
Reconciliations to GAAP Measures
    The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures for the three and nine months ended September 30, 2021 and 2020:
Revenues

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in thousands)
Total GAAP Revenues	$4,483,365	$1,895,238	$12,182,552	$2,225,727
Insurance GAAP Revenues	(2,237,730)	—	(4,558,040)	—
Impact of Consolidation and Other	132,658	85,393	389,946	278,898
Capital Allocation-Based Income (GAAP)	(1,526,667)	(1,331,898)	(5,736,707)	(888,342)
Realized Carried Interest	413,114	217,978	1,183,826	924,974
Realized Investment Income	447,565	260,415	1,277,701	495,904
Insurance Segment Management Fees	46,662	—	108,500	—
Capstone Fees	(25,178)	(17,429)	(66,286)	(55,542)
Expense Reimbursements	(34,857)	(44,553)	(122,642)	(100,779)
Total Asset Management Segment Revenues	$1,698,932	$1,065,144	$4,658,850	$2,880,840

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders (GAAP)	$1,131,354	$1,056,502	$4,053,271	$466,265
Preferred Stock Dividends	25,203	8,341	88,397	25,023
Net Income (Loss) Attributable to Noncontrolling Interests	2,125,088	1,909,458	7,318,218	206,225
Income Tax Expense (Benefit)	379,282	359,375	1,161,688	204,960
Income (Loss) Before Tax (GAAP)	$3,660,927	$3,333,676	$12,621,574	$902,473
Impact of Consolidation and Other	(1,478,384)	(1,206,517)	(5,000,537)	191,497
Equity-based Compensation - KKR Holdings	8,764	21,802	35,734	63,596
Preferred Stock Dividends	(2,519)	(8,341)	(19,201)	(25,023)
Income Taxes Paid	(185,645)	(75,413)	(449,814)	(198,763)
Asset Management Adjustments:
Unrealized Carried Interest	(911,156)	(995,376)	(3,872,150)	186,537
Net Unrealized Gains (Losses)	(598,304)	(1,088,901)	(2,890,326)	18,049
Unrealized Carried Interest Compensation	397,449	418,728	1,667,447	(57,771)
Strategic Corporate Transaction-Related Charges	7,362	10,697	17,497	10,697
Equity-based Compensation	44,488	40,801	138,196	128,399
Equity-based Compensation - Performance based	18,022	1,687	50,073	5,025
Insurance Adjustments:
Net Gains (Losses) from Investments and Derivatives	(75,241)	—	183,842	—
Strategic Corporate Transaction-Related Charges	3,931	—	15,947	—
Equity-based and Other Compensation	40,086	—	64,061	—
Amortization of Acquired Intangibles	4,412	—	11,765	—
Income Taxes	(9,046)	—	(63,148)	—
After-tax Distributable Earnings	$925,146	$452,843	$2,510,960	$1,224,716
Interest Expense	63,446	54,458	185,100	152,676
Preferred Stock Dividends	2,519	8,341	19,201	25,023
Net Income Attributable to Noncontrolling Interests	6,072	2,709	14,678	4,800
Income Taxes Paid	185,645	75,413	449,814	198,763
Distributable Operating Earnings	$1,182,828	$593,764	$3,179,753	$1,605,978
Insurance Segment Operating Earnings	(114,989)	—	(305,774)	—
Realized Performance Income	(432,784)	(224,020)	(1,222,403)	(934,018)
Realized Performance Income Compensation	274,955	157,885	797,965	599,753
Realized Investment Income	(447,565)	(260,415)	(1,277,701)	(495,904)
Realized Investment Income Compensation	67,142	56,803	191,663	85,646
Fee Related Earnings	$529,587	$324,017	$1,363,503	$861,455
Insurance Segment Operating Earnings	114,989	—	305,774	—
Realized Performance Income	432,784	224,020	1,222,403	934,018
Realized Performance Income Compensation	(274,955)	(157,885)	(797,965)	(599,753)
Realized Investment Income	447,565	260,415	1,277,701	495,904
Realized Investment Income Compensation	(67,142)	(56,803)	(191,663)	(85,646)
Depreciation and Amortization	6,064	4,568	18,257	14,189
Adjusted EBITDA	$1,188,892	$598,332	$3,198,010	$1,620,167

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	September 30, 2021	December 31, 2020
	($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	$15,817,178	$12,118,472
Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Impact of Consolidation and Other (1)	(1,058,182)	520,710
KKR Holdings and Other Exchangeable Securities	8,665,693	6,512,382
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	214,002	—
Book Value	$24,754,483	$20,267,356
(1) Includes an adjustment to book value to reflect the implied amount of (1) tax assets and liabilities attributable to KKR Holdings L.P. as if it was subject to corporate income taxes and (2) the recognition of deferred tax liabilities relating to certain assets of KKR Group Partnership L.P. that is expected to occur upon the completion of the mergers contemplated by the Reorganization Agreement. The impact of this adjustment was a reduction to book value of $1,508 million as of September 30, 2021.

The following table provides reconciliations of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	September 30, 2021	December 31, 2020
GAAP Shares of Common Stock Outstanding	583,026,679	572,893,738
Adjustments:
KKR Holdings Units	271,027,751	275,626,493
Other Exchangeable Securities (1)	1,222,489	—
Common Stock - Series C Mandatory Convertible Preferred Stock (2)	26,822,600	29,092,933
Adjusted Shares (3)	882,099,519	877,613,164

Unvested Shares of Common Stock and Other Exchangeable Securities (4)	36,140,502	23,892,201
(1)Consists of vested restricted holdings units granted under our 2019 Equity Incentive Plan, which are exchangeable for shares of KKR & Co. Inc. common stock.
(2)Assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of KKR & Co. Inc. common stock on September 30, 2021 and December 31, 2020.
(3)Amounts exclude unvested equity awards granted under our Equity Incentive Plans.
(4)Represents equity awards granted under our Equity Incentive Plans. The issuance of common stock of KKR & Co. Inc. pursuant to equity awards under our Equity Incentive Plans dilutes KKR common stockholders and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR business. Excludes market condition awards that did not met their market-price based vesting conditions as of September 30, 2021 and December 31, 2020.

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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of September 30, 2021, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report.

As of September 30, 2021, netting holes in excess of $50 million existed at two of our private equity funds, which were Asian Fund II of $250 million and Americas Fund XII of $132 million. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

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

The following table presents our uncalled commitments to our active investment funds and other vehicles as of September 30, 2021:

Uncalled Commitments
Private Markets	($ in millions)
Core Investment Vehicles	$4,254
North America Fund XIII	1,115
Asian Fund IV	857
Real Estate Partners Americas III	800
Global Infrastructure Investors IV	523
Health Care Strategic Growth Fund II	262
Diversified Core Infrastructure Fund	250
Americas Fund XII	231
Asia Real Estate Partners	210
Asia Pacific Infrastructure Investors	192
Asian Fund III	167
Real Estate Partners Europe II	141
Global Infrastructure Investors III	155
Energy Income and Growth Fund II	116
Property Partners Americas	88
Next Generation Technology Growth II	86
European Fund V	69
Health Care Strategic Growth Fund	64
Global Impact Fund	33
Real Estate Credit Opportunity Partners II	27
Real Estate Partners Americas II	26
Other Private Markets Vehicles	497
Total Private Markets Commitments	10,163

Public Markets
Dislocation Opportunities Fund	200
Lending Partners Europe II	33
Special Situations Fund II	25
Private Credit Opportunities Partners II	16
Lending Partners III	13
Lending Partners Europe	12
Other Public Markets Vehicles	487
Total Public Markets Commitments	786

Total Uncalled Commitments	$10,949

Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in our capital markets business line. As of September 30, 2021, these commitments amounted to $1.2 billion.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has arrangements with third parties, which reduce our risk when underwriting certain debt transactions, and thus our unfunded commitments as of September 30, 2021 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less than shown.
On January 14, 2020, KKR committed to invest up to an additional $150 million in our India debt finance company to support its alternative credit business in India. No amounts have been contributed by KKR, and on September 8, 2021, the commitment was terminated. During the third quarter of 2021, our India debt finance company entered into a transaction to merge with Incred Finance.

Tax Receivable Agreement
We are required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings, which is expected to result in an increase in our tax basis of the assets of KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former limited partners who have exchanged KKR Holdings units for KKR's common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the agreement. As of September 30, 2021, an undiscounted payable of $237.8 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of September 30, 2021, approximately $50.2 million of cumulative cash payments have been made under the tax receivable agreement.
Following the consummation of the final exchange of KKR Group Partnership Units that occurs prior to the closing of the mergers contemplated by the Reorganization Agreement, the tax receivable agreement will terminate, except that the obligations of KKR to make payments under the tax receivable agreement with respect to the final exchange and any prior exchanges will remain outstanding until fully paid.

Dividends
A dividend of $0.145 per share of our common stock has been declared for the quarter ended September 30, 2021, which will be paid on November 30, 2021 to holders of record of our common stock as of the close of business on November 15, 2021.
On September 15, 2021, KKR redeemed all of its Series B Preferred Stock at a redemption price per share equal to the $25.00 liquidation preference plus declared and unpaid dividends, which amounted to $157.5 million.
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and set aside for payment on December 15, 2021 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on December 1, 2021.
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

We may incur contingent liabilities for claims that may be made against us in the future. We enter into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of our investment funds and KKR have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for violations of bankruptcy remoteness restrictions and for fraud, willful misconduct and other wrongful acts, each in connection with the financing of (i) certain real estate investments that we have made, including KKR's corporate real estate, and (ii) certain investment vehicles we manage or sponsor. KKR has also (i) provided credit support regarding repayment and funding obligations to third party lenders on behalf of certain employees, excluding executive officers, in connection with their personal investments in KKR investment funds and a levered investment vehicle and (ii) provided credit support to one of our hedge fund partnerships. We have also indemnified employees and non-employees against potential liabilities, in connection with their service as described under "Certain Relationships and Related Transactions, and Director Independence—Indemnification of Directors, Officers and Others" in our Annual Report. In addition, we have also provided credit support to certain of our subsidiaries' obligations in connection with certain investment vehicles or partnerships that we manage. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions. KKR has also agreed to cause various of its general partners to fund their capital commitments to their funds and to be liable for such general partners' compliance with certain covenants, including limitations on their incurrence of certain kinds of indebtedness. In addition, we have also agreed for certain of our investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $116 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).

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
GMDB and GMWB sensitivities
As of September 30, 2021, the GMDB and GMWB liability balance totaled $1,025.2 million. As of September 30, 2021, the liability balances for GMDB were $24.2 million for fixed-indexed annuities and $25.3 million for variable annuities. As of September 30, 2021, the liability balances for GMWB were $975.7 million for fixed-indexed annuities. The increase (decrease) to the GMDB and GMWB liability balance as a result of hypothetical changes in projected assessments, equity market prices, and annual equity growth is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

September 30, 2021
($ in thousands)
Balance	$1,025,202
Hypothetical change:
'+10% future assessments(1)	(16,099)
'-10% future assessments(1)	17,710
+10% equity market prices	(14,650)
-10% equity market prices	12,102
1% lower annual equity growth	5,492
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
Global Atlantic has issued variable annuity contracts with GMDB features. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts, valued at $544.8 million as September 30, 2021. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using U.S. Treasury rates plus an adjustment for its own company credit risk.
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
As of September 30, 2021, the embedded derivative liability balance totaled $1,513.9 million for fixed-indexed annuities, $490.0 million for indexed universal life and $138.8 million for variable annuities. As of September 30, 2021, variable annuities accounted for using the fair value option was $544.8 million. The increase (decrease) to the embedded derivatives on fixed-indexed annuity, indexed universal life, and variable annuity products and the increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, non-performance risk premium, and equity market prices is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	September 30, 2021
	FIA	IUL	VA	VA (FVO)
($ in thousands)
Balance	$1,513,888	$490,013	$138,826	$544,829

Hypothetical change:
+50 bps interest rates	(34,126)	(2,428)	(70,403)	(33,443)
-50 bps interest rates	40,806	2,306	81,305	33,554
'+50bps non-performance risk premium	(31,200)	(6,264)	(30,412)	(23,418)
'-50bps non-performance risk premium	35,818	6,264	44,780	26,630
+10% equity market prices	364,088	34,126	(55,315)	(22,967)
-10% equity market prices	(249,490)	(64,473)	71,062	27,421
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
As of September 30, 2021, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $117.2 million net asset ($80.5 million in funds withheld receivables at interest, and $(36.8) million in funds withheld payable at interest). The increase (decrease) to the balance as a result of hypothetical changes in credit spreads and interest rates is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other factors that impact the embedded derivative balance for modified coinsurance or funds withheld arrangements.

	September 30, 2021
	Embedded derivative on funds withheld receivable at interest	Embedded derivative on funds withheld payable at interest
($ in thousands)
Balance	$80,493	$(36,755)
Hypothetical change:
+50 bps credit spreads	(68,200)	(860,342)
-50 bps credit spreads	68,200	860,342
+50 bps interest rates	(26,545)	(779,962)
-50 bps interest rates	35,444	779,962
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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at September 30, 2021 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core investments), and including investments in both consolidated and unconsolidated investment funds, approximately 50% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of September 30, 2021, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 36%, 46%, and 18%, respectively.
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
For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments in Public Markets, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of September 30, 2021, less than 5% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
For Level III investments in Asset Management, KKR has a global valuation committee that is responsible for coordinating and implementing the firm's valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. The global valuation committee is assisted by the asset class-specific valuation committees that exist for private equity (including core investments and certain impact investments), growth equity (including certain impact investments), real estate, energy, infrastructure and credit. The asset class-specific valuation committees are responsible for the review and approval of all preliminary Level III valuations in their respective asset classes on a quarterly basis. The members of these valuation committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments. All Level III valuations for investments in Asset Management are also subject to approval by the global valuation committee, which is comprised of senior employees including investment professionals and professionals from business operations functions, and includes one of KKR's Co-Chief Executive Officers and its Chief Financial Officer, General Counsel and Chief Compliance Officer. When valuations are approved by the global valuation committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
Level III investments held by Global Atlantic are valued on the basis of pricing services, reputable broker-dealers or internal models. Global Atlantic performs a quantitative and qualitative analysis and review of the information and prices received from independent pricing services as well as broker-dealers to verify that it represents a reasonable estimate of fair value. For all the internally developed models, Global Atlantic seeks to verify the reasonableness of fair values by analyzing the inputs and other assumptions used. As of September 30, 2021, approximately 53% of these investments were priced via external sources, while approximately 47% were valued on the basis of internal models. When valuations are approved by Global Atlantic's management, the valuations of its Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
As of September 30, 2021, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of September 30, 2021, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of September 30, 2021, investments which represented greater than 5% of total non-GAAP investments consisted of PetVet Care Centers, LLC, USI, Inc. and Fiserv, Inc. valued at $1,094.4 million, $1,094.1 million, and $992.5 million respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Fiserv, Inc. and BridgeBio Pharma Inc. See "—Business Environment" for a discussion on the impact of global equity markets on our financial condition and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.

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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
As discussed in Note 3 of our financial statements included elsewhere in this report, we acquired Global Atlantic on February 1, 2021. We are in the process of evaluating the internal controls of Global Atlantic. However, as permitted by related SEC staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Global Atlantic was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. In the aggregate, Global Atlantic represented approximately 60% of our total consolidated assets and approximately 35% of our total consolidated revenues as of and for the nine months ended September 30, 2021.
Changes in Internal Control Over Financial Reporting
    No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the nine months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we acquired Global Atlantic on February 1, 2021. We are in the process of reviewing the internal control structure of Global Atlantic and, if necessary, will make appropriate changes as we continue to integrate Global Atlantic into our overall internal control over financial reporting process.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Share Repurchases in the Third Quarter of 2021
    Under the repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect unless the program is not extended after the maximum approved dollar amount has been completely spent. As of November 2, 2021, the current program will be extended before the current maximum approved dollar amount will be completely spent. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.
    In addition to the repurchases of common stock described above, subsequent to May 3, 2018, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans. From October 27, 2015 through September 30, 2021, KKR has paid approximately $513 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of common stock or its equivalent upon the vesting of equity awards representing 21.5 million shares of common stock. Of these amounts, equity awards representing 11.0 million shares of common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the third quarter of 2021, no shares of common stock were repurchased and no equity awards were retired. From inception of the repurchase program in 2015 through September 30, 2021, we have repurchased or retired a total of approximately 65.5 million shares of common stock under the program at an average price of approximately $21.49 per share.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2021 to July 31, 2021)	—	$—	54,951,833	$218,499
Month #2 (August 1, 2021 to August 31, 2021)	—	$—	54,951,833	$218,499
Month #3 (September 1, 2021 to September 30, 2021)	—	$—	54,951,833	$218,499
Total through September 30, 2021	—

(1) Amounts have been reduced by retirements of equity awards occurring after May 3, 2018. On May 6, 2020, KKR announced the increase to the total available amount under the repurchase program to $500 million.

Other Equity Securities
    During the third quarter of 2021, no KKR Group Partnership Units were exchanged by KKR Holdings for shares of our common stock. As of October 30, 2021, limited partners of KKR Holdings have elected to exchange their interests in KKR Holdings representing approximately 12.3 million KKR Group Partnership Units into an equal number of shares of our common stock. This exchange, if it occurs, would result in an increase in our ownership of KKR Group Partnership and a corresponding decrease in the ownership of KKR Group Partnership by KKR Holdings. There can be no assurance that the exchange will occur as requested.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
    Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and September 30, 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and September 30, 2020; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2021 and September 30, 2020, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	November 5, 2021